Form 10-K
period 2005-12-31
Western Refining, Inc.
filed 2006-03-24
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-32721
WESTERN REFINING, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3472415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 Trowbridge Drive El Paso, Texas	79905 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(915) 775-3300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      On June 30, 2005, the last business day of the Registrant’s second fiscal quarter, no shares of the Registrant’s common stock were outstanding. Accordingly, the market value of common stock held by non-affiliates was zero.
      The number of shares of common stock outstanding as of March 15, 2006 was 68,407,067.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Annual Proxy Statement for the registrant’s 2006 annual meeting of stockholders are incorporated by reference into Items 10 through 14 of Part III.

i

Forward-Looking Statements
      As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this Annual Report on Form 10-K relating to matters that are not historical fact, including, but not limited to, statements found in “Items 1. and 2. Business and Properties,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
      Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows.
      Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our refined products;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in crack spreads;

•	changes in the sweet/sour spread;

•	construction of new, or expansion of existing, product pipelines in the markets that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	execution of planned capital projects;

•	changes in the credit ratings assigned to our debt instruments;

•	effects of and cost of compliance with current and future local, state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control; and

•	other factors discussed in more detail under “Risk Factors.”
      Many of these factors are described in greater detail under “Item 1A. Risk Factors.” You are urged to consider these factors and the other factors described under “Item 1A. Risk Factors” carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. The forward-looking statements included herein are made only as of the date of this report.
Available Information
      We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC’s Internet site at http://www.sec.gov contains the reports, proxy and information statements, and other information filed electronically.
      As required by Section 402 of the Sarbanes-Oxley Act of 2002, we have adopted a code of ethics that applies to our chief executive officer, chief financial officer and principal accounting officer. This code of ethics is posted on our website. Our website address is: http://www.westernrefining.com. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.
      We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have also adopted a Code of Ethics for Chief Executive Officer, Senior Financial Officer and Principal Accounting Officer applicable specifically to these officers. Both of these codes are available on our website, www.westernrefining.com.
      We anticipate filing our 2006 annual CEO certification with the New York Stock Exchange, or NYSE, after our annual stockholders meeting in May 2006. In addition, we are filing with the SEC as exhibits to our Form 10-K for the year ended December 31, 2005 the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
      In this report, all references to “Western Refining,” “we,” “us” and “our” refer to Western Refining, Inc. or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), unless the context otherwise requires or where otherwise indicated.

PART I

Items 1. and 2.	Business and Properties
Initial Public Offering
      In January 2006, we completed an initial public offering of 18,750,000 shares of our common stock sold by us, and certain of our stockholders who sold an aggregate of 3,750,000 shares of common stock held by them. The initial public offering price was $17.00 per share.
      Our net proceeds from the sale of 18,750,000 shares of our common stock were approximately $297.2 million, after deducting underwriting discounts and commissions. We did not receive any of the net proceeds from any sales of shares of common stock by any selling stockholders. The net proceeds from our initial public offering were used as follows:

•	to repay $149.5 million of outstanding term loan debt; and

•	to replenish cash that was used to fund a $147.7 million distribution to the partners of Western Refining LP immediately prior to the offering.
      In connection with our initial public offering, certain selling stockholders granted an option to the underwriters to purchase up to 3,375,000 additional shares in the aggregate at the offering price less the underwriting discount. On January 23, 2006, we were notified that the underwriters exercised their over-allotment option in full. We did not receive any proceeds from the over-allotment exercise.
      Also in connection with our initial public offering, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby Western Refining, Inc. became the indirect owner of the historical operating subsidiary, Western Refining LP and all of its refinery assets. This reorganization was accomplished by Western Refining, Inc. issuing 47,692,900 shares of its common stock to certain entities controlled by our majority stockholder in exchange for the membership and partner interests in the entities that owned Western Refining LP.
      Because Western Refining, Inc. had no substantive separate operations from its inception on September 16, 2005 through December 31, 2005, and was formed for the purpose of being the publicly traded owner of Western Refining LP, the discussion throughout Items 1 through 7 of this Annual Report is primarily applicable to Western Refining LP, which became our indirect operating subsidiary on January 24, 2006.
Overview
      We are an independent crude oil refiner and marketer of refined products based in El Paso, Texas and operate primarily in the Southwest region of the United States, including Arizona, New Mexico and West Texas. Our refinery complex, or refinery, is located in El Paso and has a crude oil refining capacity of 115,000 barrels per day, or bpd. Over 90% of all products produced at our refinery consist of light transportation fuels, including gasoline, diesel and jet fuel. Our refinery also has approximately 4.3 million barrels of storage capacity and a 43,000 bpd product marketing terminal, where our refined products are loaded into tanker trucks for local deliveries.
      Our refinery benefits from access to both crude oil and refined product pipelines. Crude oil is delivered to our refinery via a pipeline owned and operated by Kinder Morgan Energy Partners, or Kinder Morgan. The pipeline has access to most of the producing oil fields in the Permian Basin in Texas and New Mexico, thereby providing us with a supply of crude oil from fields with long reserve lives. We also have access to blendstocks and refined products from the Gulf Coast through the Magellan South System pipeline that runs from the Gulf Coast to our refinery. Our refined products are delivered to Tucson and Phoenix, Arizona through the Kinder Morgan East Line, which is currently being expanded, and to Albuquerque, New Mexico and Juárez, Mexico through pipelines owned by Chevron Corporation, or Chevron. We also supply our refined products at our product marketing terminal and rail loading facilities in El Paso.

      Because of our refinery’s location in El Paso, we are well-situated to serve two different geographical markets and thereby diversify our market pricing exposure. Tucson and Phoenix reflect a U.S. West Coast, or West Coast, market pricing structure, while El Paso, Albuquerque and Juárez reflect a U.S. Gulf Coast, or Gulf Coast, market pricing structure. Our refined products typically sell at a premium to those sold on the Gulf Coast due to our advantageous location in El Paso. In Phoenix, we also benefit from more stringent fuel specifications that require the use of cleaner burning gasoline, or Phoenix CBG, which is our highest-value product.
      We are currently investing significant capital in refinery initiatives that will allow us to improve our crude oil processing flexibility, expand refining capacity, increase production of higher-value refined products and satisfy certain regulatory requirements. These initiatives should be completed by the end of 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Spending” for a discussion of our capital expenditures budget. Among these initiatives are the completion of a sulfuric acid regeneration and sulfur gas processing plant, referred to as the acid and sulfur gas plant, which will provide us with the flexibility to efficiently increase our sour crude oil processing from approximately 10% to over 50% of our daily crude oil throughput capacity, and several other projects that expanded our total crude oil refining capacity to 115,000 bpd in early 2006 and are expected to expand our capacity to 120,000 bpd by the end of 2007. We also plan to increase our current production of Phoenix CBG and maximize the financial benefits derived from the additional pipeline capacity available to us once the Kinder Morgan East Line expansion is completed. Finally, we are upgrading our existing diesel hydrotreater to comply with the ultra low-sulfur diesel requirements of the U.S. Environmental Protection Agency, or EPA.
History and Development of the Business
      Our refinery is located in El Paso on both sides of Trowbridge Drive, which runs east-west and bisects the complex. On the south side of Trowbridge Drive lies the 60,000 bpd South Refinery, with approximately 2.2 million barrels of storage capacity. On the north side of Trowbridge Drive lies the 55,000 bpd North Refinery, with approximately 2.1 million barrels of storage capacity and the product terminal. We acquired the South Refinery in 1993 and the North Refinery assets in 2003.

Acquisition of the South Refinery
      In 1931, Texaco built the South Refinery, which underwent a significant modernization in 1954. In 1986, El Paso Refinery L.P., or El Paso Refinery, purchased the South Refinery from Texaco and began a second modernization and capacity expansion project, spending more than $200 million by 1991 to expand the facility’s crude oil unit, vacuum unit, fluid catalytic cracking unit, or FCCU, and the alkylation plant. Due to a heavy debt burden, historically low refining margins, insufficient crude oil supply and lack of space on refined product pipelines, El Paso Refinery filed for bankruptcy in 1992 and the South Refinery was temporarily idled. In 1993, El Paso Refinery’s creditors formed Refinery Holding Company, L.P. (now known as Western Refining LP, our wholly-owned operating subsidiary), which foreclosed on the assets of the South Refinery and hired an outside management company to manage the activities of Refinery Holding Company.
      Mr. Foster, our current President and Chief Executive Officer, became Vice President and General Manager of the company hired to manage the activities of Refinery Holding Company, and he assumed responsibility of our financial and marketing operations. In 2000, entities owned by our management acquired Western Refining LP.

The Operating Agreement
      In 1993, we entered into an operating agreement with Chevron under which Chevron physically and operationally combined its North Refinery assets with our South Refinery. Twenty-four underground pipelines and numerous other modifications were built by Chevron to physically connect the two facilities. This refinery integration allowed Chevron to shut down certain of its underperforming units and begin utilizing and sharing the assets of the South Refinery. In addition, certain underperforming units of the South Refinery were idled in favor of using the North Refinery assets.
      The operating agreement allowed Chevron to operate the North Refinery and South Refinery as a single refinery for approximately 10 years. The terms of the operating agreement required Chevron to process 25,000 bpd of crude oil on our behalf and to deliver 23,750 bpd of refined petroleum product to us. We paid Chevron a fixed processing fee per barrel under the agreement and marketed these refined products along with other refined products acquired from third parties.
      Under the terms of the operating agreement, Chevron had an option to extend the agreement for two five-year periods, which it did not exercise. We then had the option either to buy the North Refinery assets from Chevron or to require Chevron to restore the South Refinery to operational independence. We negotiated the purchase of the North Refinery assets, as described below.

Acquisition of the North Refinery Assets
      Chevron built the North Refinery in 1928. Between 1957 and 1972, the North Refinery was significantly modernized with the addition of an FCCU, naphtha hydrotreater, catalytic reformer and jet fuel and diesel hydrotreaters. In August 2003, we acquired the North Refinery assets and assumed all operating responsibilities for the entire complex. In connection with the transaction, we acquired the following:

•	the 55,000 bpd North Refinery assets with 2.1 million barrels of storage capacity;

•	a 43,000 bpd refined product terminal;

•	certain inventory; and

•	a 450-mile crude oil supply pipeline with 115,000 bpd throughput capacity (acquired by our affiliate).
      Pursuant to the purchase agreement with Chevron for the North Refinery assets, Chevron is required, subject to specific exceptions and qualifications, to indemnify us for certain obligations and liabilities. In addition, Chevron retained liability for, and control of, certain environmental liabilities and remediation activities that existed, or arise out of events occurring, prior to our acquisition of the North Refinery assets. The purchase agreement also requires us to indemnify Chevron for certain other obligations and liabilities, but at this time, we do not expect this requirement to have a material adverse effect on our business, financial condition or results of operations.
      As a result of the asset acquisition described above, we succeeded to a portion of Chevron’s proration of line space on the Kinder Morgan East Line, which connects El Paso with Tucson and Phoenix, and on Chevron’s Albuquerque pipeline, which runs from El Paso to Albuquerque. We utilize Chevron’s remaining prorated line space on the Kinder Morgan East Line pipeline and Chevron’s Albuquerque pipeline to supply Chevron with product pursuant to an offtake agreement. See “— Refined Products — Products.” Control of this line space provides us with the ability to transport finished product out of El Paso to the Albuquerque, Phoenix and Tucson markets. Line time is generally allocated according to historical usage; thus, repeat customers are given first priority over new entrants. Because we have utilized the Kinder Morgan East Line extensively in the past, we have earned significant line time to the Phoenix and Tucson markets.
Description of Assets

The South Refinery
      The South Refinery began operations in 1931 as a simple topping refinery and was modernized and converted in 1954 into a 17,000 bpd cracking refinery. During 1990 and 1991, the crude oil unit, FCCU and alkylation unit were significantly expanded and a vacuum unit was added. Currently, the South Refinery consists of a 60,000 bpd crude oil refinery with approximately 2.2 million barrels of storage capacity. In addition, the South Refinery has a 31,800 bpd FCCU, a jet fuel merox unit, an alkylation unit and a sulfur plant.

The North Refinery
      The North Refinery began operations in 1928, also as a simple topping refinery. It was converted into a cracking refinery in 1957 and further modernized in 1972 with the addition of a naphtha hydrotreater, catalytic reformer and sulfur plant. The North Refinery currently has refining assets consisting of 55,000 bpd of crude oil processing, 25,500 bpd of reforming and 27,500 bpd of distillate hydrotreating. In addition, the North Refinery has approximately 2.1 million barrels of storage capacity and a product-marketing terminal with demonstrated capacity of 43,000 bpd and a permitted capacity of 48,000 bpd.

Process Summary
      Our refinery is a nominal 115,000 bpd cracking facility that has historically run West Texas Intermediate, or WTI, crude oil to optimize the yields of higher-value refined products, which currently account for over 90% of our production output. The existing metallurgy at our refinery, combined with our various refinery initiatives, will give us the flexibility to process significantly more West Texas Sour, or WTS, crude oil, which is less expensive than WTI crude oil.
      The following table summarizes our refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day, or operating day. The process units are distinguished by their location in either the South Refinery or North Refinery, which are located approximately one-quarter mile apart; however, the operations of the units are completely integrated as if a single refinery.
Major Process Unit Capacities
(Barrels per Stream Day)

				% of
				Crude Oil
Process Unit	South Refinery	North Refinery	Total	Capacity

Crude Oil Unit	60,000	55,000	115,000	100%
Vacuum DistillationUnit	25,000	22,000	47,000	41%
Fluid Catalytic Cracking Unit	31,800	—	31,800	28%
Catalytic Reforming Unit	—	25,500	25,500	22%
Alkylation Unit	11,500	—	11,500	10%
Naphtha Hydrotreater	—	27,500	27,500	24%
Jet Fuel Hydrotreater	—	9,000	9,000	8%
Diesel Hydrotreater	—	15,000	15,000	13%
Butamer Unit	4,500	—	4,500	4%
Jet Fuel Merox Unit	10,000	—	10,000	9%
Light Ends Recovery Unit	—	7,500	7,500	7%
Sulfur Recovery Units (lt/d)	20	40	60	N/M

Power Supply
      Electricity is supplied to our refinery by El Paso Electric Company via two separate feeders to both the north and south sides of our refinery. Our refinery’s operations can continue at 100 percent of capacity with just one feeder in service to each side. We have an electrical power curtailment plan to conserve power in the event of a partial outage. In addition, we have multiple small, automatic-starting emergency generators to supply electricity for essential lighting and controls as well as various uninterruptible power supply systems located at several units throughout our refinery to continue power supply to process computers and controls in the event of a power outage.

      Natural gas is supplied to our refinery via pipeline operated by Oneok WesTex Transmission, L.P. The transportation contract for this natural gas supply is on an interruptible tariff basis. Our refinery can also connect to the Texas Gas Service natural gas distribution system as an alternate natural gas supply source if necessary. We purchase our natural gas separately from the transportation at market rates.

Raw Material Supply
      The primary inputs for our refinery consist of crude oil, iso-butane and alkylate. We currently process approximately 115,000 bpd of crude oil, of which 90% is WTI crude oil. We intend to pursue several strategic initiatives that, once completed, may result in an increased future use of sour crude oil. The following table describes the historical feedstocks for our refinery:

		Year Ended		Percentage for
		December 31,		Year Ending
Refinery Feedstocks	Aug. 30 to Dec. 31,			December 31,
(Barrels per Day)	2003	2004	2005	2005

Crude Oils:
West Texas Intermediate	87,072	92,181	96,008	83%
West Texas Sour	8,194	8,137	9,505	8%

Total Crude Oil	95,266	100,318	105,513	91%
Other Feedstocks/ Blendstocks:
Intermediate Inventory Change	(452)	(241)	(306)	—
Iso-Butane	4,005	4,119	4,145	4%
Normal Butane	1,681	648	848	—
Alkylate	—	3,846	5,921	5%
Toluene	—	102	—	—
Ethanol	502	353	389	—

Total Other Feedstocks/ Blendstocks	5,736	8,827	10,997	9%

Total Crude Oil & Other Feedstocks/ Blendstocks	101,002	109,145	116,510	100%

Crude Oil Supply Pipeline
      Crude oil is delivered to our refinery via a 450-mile, 115,000 bpd crude oil pipeline owned and operated by Kinder Morgan. The system handles both sweet (WTI) and sour (WTS) crude oil. The main trunkline into El Paso is used solely for the supply of crude oil to us, on a published tariff. Our affiliate acquired the crude oil pipeline in 2003 from Chevron in connection with our acquisition of the North Refinery assets. In 2004, our affiliate sold the crude oil pipeline to Kinder Morgan, and we simultaneously entered into a 30-year crude oil transportation agreement with Kinder Morgan. The crude oil pipeline has access to virtually all of the producing fields in the Permian Basin, thereby providing us with access to a plentiful supply of WTI and WTS crude oil from fields with long reserve lives.
      We generally buy our crude oil under contracts with various crude oil providers, including a three-year contract with Kinder Morgan that expires in 2007 and shorter-term contracts with other suppliers, at market-based rates.

Other Feedstocks/ Blendstocks
      External iso-butane purchases supplement iso-butane manufactured by us and are fed to our refinery’s alkylation unit for the production of the gasoline blendstock alkylate. Normal butane can be characterized as either a feedstock or a refinery-produced product depending on the time of year. During the summer gasoline season, when gasoline specifications limit the amount of light material that can be blended into the pool, excess normal butane produced by our refinery is stored in caverns in New Mexico. In the winter season, as specifications allow, this material is returned to our refinery for gasoline blending. In addition, we supplement our produced volumes with purchases of normal butane.
      We have contracts in place for alkylate, which is purchased from the Gulf Coast and delivered via the Magellan South System pipeline that terminates at our refinery. The high octane and low volatility of alkylate make it a premium blendstock for Phoenix CBG, the highest-value fuel produced by our refinery. Our connection to the Magellan South System pipeline allows us to purchase alkylate for a discount relative to competitors who receive it via rail from the Gulf Coast.
      We purchase ethanol for seasonal blending with gasoline to meet the EPA’s oxygenated fuel mandate levels. We purchase ethanol from the Midwest region of the U.S. and currently have contracts in place for approximately 50% of our expected ethanol needs through March 2006. We receive ethanol via railcar deliveries to El Paso, Albuquerque, Phoenix and Tucson.
Refined Products

Pipelines
      Outside of the El Paso market, which is supplied via our product terminal, we provide refined products to other major regional markets, including Tucson, Phoenix, Albuquerque and Juárez. Supply to these markets is achieved through pipeline systems that are linked to our refinery. Product distribution to Arizona is delivered via the Kinder Morgan East Line, which connects our refinery to product terminals in Tucson and Phoenix. We also utilize two pipelines owned by Chevron to ship product: the first originates at our refinery and terminates in Albuquerque, and the second runs from El Paso to Juárez. A final pipeline provides diesel to the Union Pacific railway in El Paso.
      Both Kinder Morgan’s East Line and Chevron’s pipeline to Albuquerque are interstate pipelines regulated by the Federal Energy Regulation Commission and currently operate near 100% capacity year-round. The tariff provisions for these pipelines include proration policies that grant historical shippers line space that is consistent with their prior activities as well as a prorated portion of any expansions, with only a small amount allocated to new shippers. Kinder Morgan is currently working on a two-phase expansion of its East Line, which will ultimately increase capacity from El Paso to Tucson from approximately 86,000 bpd to approximately 170,000 bpd, and from Tucson to Phoenix from approximately 50,000 bpd to approximately 100,000 bpd. Once each expansion is completed (currently scheduled for 2006 and 2007), we intend to fully utilize our prorated allotment of the increased capacity (and expect to continue to utilize our customers’ allocations, including their prorated portion of future expansions) to capitalize on the higher margins available in the Phoenix and Tucson markets.

Products
      We sell a variety of refined products to our diverse customer base. Those customers accounting for more than 10% of our revenues in 2005 were Chevron (18.5%) and Phoenix Fuel Company (16.3%). Our sales to Chevron are pursuant to a five-year offtake agreement, under which there are two successive five-year renewal options, for approximately 28,000 bpd of gasoline and approximately 1,900 bpd of diesel at prices based on various market indices. The initial term of the offtake agreement with Chevron expires in 2008. Our sales to Phoenix Fuel Company are under short-term agreements at prices based on various market indices. Depending on market conditions and seasonal fluctuations, the yield of specific products may be increased to take advantage of pricing changes and to comply with various regulatory requirements. We also purchase additional refined products from other refiners to supplement supply to our customers. These products are the same grade as the products that we currently manufacture.
      Gasoline. For 2005, gasoline accounted for approximately 58% of our refinery’s production. Gasoline accounted for 62.8%, 62.2% and 59.6% of our revenues in 2003, 2004 and 2005, respectively. We produce in excess of 40 different specifications of gasoline over the course of a year to address seasonal requirements in each of our various markets. We sell gasoline at our product marketing terminal to the El Paso market and via pipeline to other markets, including Phoenix, Tucson, Albuquerque and Juárez.

The highest value product produced at our refinery is premium Phoenix CBG. We also currently sell approximately 9,800 bpd of gasoline to a subsidiary of Petróleos de Mexicanos, or PEMEX, the Mexican state-owned oil company, in Juárez via a pipeline that originates at our refinery. Outside of our core markets, we have exchange agreements for limited volumes with various companies under which we deliver gasoline on their behalf in markets that we serve, and they deliver product on our behalf in other locations.
      Diesel. For 2005, diesel fuel accounted for approximately 28% of our refinery’s production. Diesel accounted for 27.9%, 29.1% and 31.8% of our revenues in 2003, 2004 and 2005, respectively. We produce both low-sulfur and high-sulfur diesel fuel. Low-sulfur diesel fuel is predominantly used for on-road transportation purposes, such as automobile travel and long-haul trucking. High-sulfur diesel fuel is sold for off-road uses such as railroad transportation and mining. We currently sell approximately 6,300 bpd of high-sulfur diesel to the Union Pacific railroad via a pipeline that runs exclusively from our refinery to its fueling station approximately three miles away. We also sell approximately 8,800 bpd of high-sulfur diesel fuel to the Burlington Northern Santa Fe Railway outside Albuquerque via the Chevron pipeline. See “— Product Pipelines” above.
      Jet Fuel. For 2005, jet fuel accounted for approximately 7% of our refinery’s production. Jet fuel accounted for 7.4%, 6.0% and 6.0% of our revenues in 2003, 2004 and 2005, respectively. We currently sell jet fuel to the U.S. federal government and to airlines operating at the El Paso International Airport.
      Residuum. For 2005, residuum accounted for approximately 4% of our refinery’s production. We historically sold our residuum for use primarily as an asphalt blendstock to Chevron under a supply agreement, which we terminated in December 2005. We believe that the historical pricing under this agreement reflected a below-market price for our residuum. We are now selling our residuum to third parties at market-based rates.
Refinery Location/ Southwest Region
      A refinery’s location can have an important impact on its refining margins because location can influence access to feedstocks and the efficient distribution of refined products. There are five regions in the U.S. (called Petroleum Administration for Defense Districts, or PADDs), which have historically experienced varying levels of refining profitability due to regional market conditions. There is also variation within each region. For example, our region consists of the western portion of PADD III (New Mexico and West Texas) but not the highly competitive Gulf Coast market in the eastern portion of PADD III, and the eastern portion of PADD V (Arizona), which lacks refining capacity and relies upon pipelines from Texas through El Paso and the West Coast market. Refined products in our markets are supplied from the seven refineries in the Southwest region as well as from refined product pipelines from outside markets, including the Gulf Coast and the West Coast (primarily Los Angeles).
      Refined product pricing in our region benefits from the supply constraints generally described above. The Phoenix and Tucson markets, in particular, have a shortage of refining capacity and limited pipeline availability, which results in refineries serving these markets earning a premium on product sales compared to refineries serving other markets. These constraints are anticipated to persist as the potential for increased competition from West Coast refineries is limited by California’s regulatory environment, projected California demand growth and high costs associated with capacity expansions. Pricing differences between Phoenix, El Paso and Gulf Coast regular and premium gasolines are shown in the following table (in cents per gallon, or cpg):

	Regular Gasoline

	Gulf Coast	Phoenix	El Paso
	Price(1)	Price(2)	Price(2)

2005	158.6	186.0	173.4
2004	116.3	151.7	124.8
2003	86.7	123.3	98.9

	Premium Gasoline

	Gulf Coast	Phoenix	El Paso
	Price(1)	Price(2)	Price(2)

2005	168.1	199.5	182.9
2004	122.0	164.1	134.1
2003	92.2	134.9	107.9
Source: Oil Price Information Service (OPIS)

(1)	Average spot price.

(2)	Average price for products sold at product marketing terminals in the location indicated.
Competition
      We operate in the Southwest region, which includes the areas of West Texas, New Mexico and Arizona. Refined products are supplied from this region’s seven refineries as well as from refineries located in other regions, including the Gulf Coast and the West Coast (primarily Los Angeles), via interstate pipelines.
      The Southwest region has a total refining capacity of approximately 620,000 bpd. Petroleum refining and marketing is highly competitive. The principal competitive factors affecting us are costs of crude oil and other feedstocks, refinery efficiency, refinery product mix and costs of product distribution and transportation. We primarily compete with Valero Energy Corp., ConocoPhillips Company, Alon USA Energy, Inc., Holly Corporation and Giant Industries, Inc. Because of their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of our competitors may be better able to withstand volatile market conditions, to compete on the basis of price, to obtain crude oil in times of shortage, and to bear the economic risk inherent in all phases of the refining industry.
      The Longhorn refined products pipeline, which was completed in late 2004, runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd. This pipeline is intended to provide Gulf Coast refiners and other shippers with improved access to markets in West Texas and New Mexico. To date, we have not observed any meaningful deliveries of refined products through the Longhorn pipeline and have not seen any resulting margin deterioration. In addition, Kinder Morgan is currently working on a two-phase expansion of its East Line, which will ultimately increase capacity from El Paso to Tucson from approximately 86,000 bpd to approximately 170,000 bpd, and from Tucson to Phoenix from approximately 50,000 bpd to approximately 100,000 bpd. Any additional supply provided by these pipelines could lower prices and increase price volatility in markets that we serve and could adversely affect our sales and profitability.
Governmental Regulation
      All of our operations and properties are subject to extensive federal, state and local environmental and health and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances; the emission and discharge of materials into the environment; waste management; and characteristics and composition of gasoline and diesel fuels. Our operations also require numerous permits and authorizations under various environmental and health and safety laws and regulations. Failure to comply with these permits or environmental laws generally could result in fines, penalties or other sanctions or a revocation of our permits. We have made, and will continue to make, significant capital and other expenditures related to environmental and health and safety compliance, including with respect to our air permits and the low-sulfur gasoline and ultra low-sulfur diesel regulations. Furthermore, we expect to make significant environmental capital expenditures in connection with the planned capacity expansion and upgrade of our refinery. For additional details on capital expenditures related to regulatory requirements and our refinery capacity expansion and upgrade, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Spending.”

      The EPA has embarked on a Petroleum Refinery Enforcement Initiative, or Initiative, whereby it is investigating industry-wide noncompliance with certain rules under the federal Clean Air Act of 1990, as amended, or Clean Air Act. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, we have been voluntarily discussing with the EPA a settlement pursuant to the Initiative. Our negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. We do not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. While at this time we do not know precisely how the Initiative or any resulting settlement may affect us, we do expect to be required to pay penalties and to install additional pollution controls, and, as a result, our operating costs and capital expenditures may increase. Based on current negotiations and information, we have estimated the total capital expenditures that may be required pursuant to the Initiative would be approximately $22 million. These capital expenditures would primarily be for installation of a flare gas recovery system and installation of nitrogen oxides emission controls. These expenditures are budgeted to occur in 2006 ($4 million), 2007 ($9 million), with the balance budgeted to occur from 2008 thru 2013. These amounts are included in our estimated capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Spending — Regulatory Projects.” Based on current information, as set forth above, we do not expect any settlement pursuant to the Initiative to have a material adverse effect on our business, financial condition or results of operations or that any penalties or increased operating costs related to the Initiative will be material.
      Periodically, we receive communications from various federal, state and local governmental authorities asserting violation(s) of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. We do not anticipate any such matters currently asserted will have a material adverse impact on our financial condition, results of operations or cash flows.
      The EPA has adopted regulations under the Clean Air Act that require significant reductions in the sulfur content in gasoline and diesel fuel. These regulations required most refineries to begin reducing sulfur content in gasoline to 30 parts per million, or ppm, in January 1, 2004, with full compliance by January 1, 2006, and require reductions in sulfur content in diesel to 15 ppm beginning in June 1, 2006, with full compliance by January 1, 2010. However, we applied for and received “small refiner status” under the EPA low-sulfur gasoline and ultra low-sulfur diesel programs. A small refiner is one having less than 1,500 employees and an average crude oil capacity of less than 155,000 bpd. As a “small refiner,” we do not have to meet the 30 ppm gasoline standard until January 2008, or January 2011 if we fully implement the new diesel sulfur content standard of 15 ppm by June 1, 2006, which we intend to do. Otherwise, the new diesel standard allows small refiners to delay implementation of the 15 ppm diesel standard until June 1, 2010.
      We anticipate that our compliance with the new reduced sulfur standards will require capital expenditures of approximately $185 million through 2010. We expect to spend approximately $60 million to comply with the ultra low-sulfur diesel regulations through the first quarter of 2006, of which approximately $47 million had already been spent as of December 31, 2005. In addition, as part of our initiatives to comply with the ultra low-sulfur diesel requirements, we will construct a hydrogen manufacturing plant at a cost of approximately $28 million, of which approximately $7 million was spent in 2005 and approximately $21 million is budgeted to be spent in 2006. We anticipate that compliance with low-sulfur gasoline regulations will require us to spend approximately $97 million. Because we qualify as a small refiner and intend to meet the ultra low-sulfur diesel requirements by June 2006, we will not have to fully comply with the low-sulfur gasoline regulations until 2011, and as a result, we expect to spend the majority of the approximately $97 million in 2010. For additional details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Spending.” If we lose our status as a “small refiner,” we would be required to incur capital expenditures for these gasoline and diesel standards at an earlier date.

      In addition to the benefits described above for being classified as a “small refiner” under the EPA rules, we qualify for designation as a small refiner under tax legislation. This legislation allows us to immediately deduct up to 75% of the ultra low-sulfur diesel compliance costs when incurred for tax purposes. Furthermore, the law allows the remaining 25% of ultra low-sulfur diesel compliance costs to be recovered as tax credits with the commencement of ultra low-sulfur diesel manufacturing. We estimate that approximately $96 million of our capital expenditures will qualify for this accelerated deduction/tax credit treatment.
      Certain environmental laws hold current or previous owners or operators of real property liable for the costs of cleaning up spills, releases and discharges of petroleum or hazardous substances, even if these owners or operators did not know of and were not responsible for such spills, releases and discharges. These environmental laws also assess liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person. The groundwater and certain solid waste management units and other areas at and adjacent to our refinery have been impacted by prior spills, releases and discharges of petroleum or hazardous substances and are currently undergoing remediation by us and Chevron pursuant to certain agreed administrative orders with the TCEQ. Chevron retained liability for, and control of, certain environmental liabilities and remediation activities that existed, or arise out of events occurring, prior to our acquisition of the North Refinery assets. For example, Chevron retained responsibility to remediate their solid waste management units in accordance with its Resource Conservation Recovery Act permit and retained liability for, and control of, certain groundwater remediation responsibilities. We currently believe that we have adequate insurance to cover the costs of the remaining activities; however, to the extent that these indemnity and insurance obligations are not fulfilled, we may incur significant costs in connection with these clean-ups. Furthermore, in the future we may be required to remediate pollution conditions at the refinery not addressed by the agreed administrative orders or to remediate newly discovered pollution conditions.
      In addition to clean-up costs, we may face liability for personal injury or property damage due to exposure to chemicals or other hazardous substances that we may have manufactured, used, handled or disposed of or that are located at or released from our refinery or otherwise related to our current or former operations. We may also face liability for personal injury, property damage, natural resource damage or for clean-up costs for the alleged migration of petroleum or hazardous substances from our refinery to adjacent and other nearby properties.
      There have recently been various discussions of legislation which, if passed, could affect our financial condition and operations. Following the 2005 Gulf Coast hurricanes, there have been increasing legislative discussions about the need to increase U.S. refining capacity and ease the regulatory restrictions that have limited the construction of new refineries and expansion of existing refineries in the U.S. If such legislation is adopted, our costs of regulatory compliance could decrease and, as a result of new refinery construction and existing refinery expansion, competition in our industry may increase. There has also been discussion about legislation to increase taxes or impose price controls on refined products, which, if adopted, could have an adverse effect on our financial condition.
Employees
      As of December 31, 2005, we had approximately 360 employees. Approximately 210 of our employees are covered by collective bargaining agreements, which have recently been extended through April 2009. We consider our relations with our employees to be satisfactory, and we have not suffered any work stoppages at our refinery as a result of labor disputes since we assumed operational control of the refinery in August 2003.

Item 1A.	Risk Factors
Risk Factors

The price volatility of crude oil, other feedstocks, refined products and fuel and utility services may have a material adverse effect on our earnings and cash flows.
      Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services.
      In recent years, the prices of crude oil, other feedstocks and refined products have fluctuated substantially. For example, from January 1, 2003 to December 31, 2005, the wholesale price for WTI crude oil fluctuated between $25.24 and $69.81 per barrel, while the wholesale spot price for Gulf Coast unleaded gasoline fluctuated between 70.0 cpg and 309.5 cpg. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline and other refined products. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	demand for crude oil and refined products, especially in the U.S., China and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstocks and refined products imported into the U.S., which can be impacted by accidents, interruptions in transportation, inclement weather or other events affecting producers and suppliers;

•	U.S. government regulations;

•	utilization rates of U.S. refineries;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to maintain oil price and production controls;

•	development and marketing of alternative and competing fuels;

•	pricing and other actions taken by competitors that impact the market;

•	product pipeline capacity, including the Longhorn pipeline, as well as Kinder Morgan’s planned expansion of its East Line, both of which could increase supply in our markets and therefore reduce our margins;

•	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our plants, machinery or equipment, or those of our suppliers or customers; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.
      Future volatility may have a negative effect on our results of operations to the extent that the margin between refined product prices and feedstock prices narrows.
      The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities; therefore, we have no control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market value under the LIFO inventory valuation methodology, if the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold.
      In addition, the volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refinery affects operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile. For example, daily prices as reported on the NYMEX ranged between $5.79 and $15.38 per million British thermal units, or MMbtu, in 2005. Typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a negative effect on our results of operations.

We have a limited operating history as a stand-alone company, and our previous financial statements may not be indicative of future performance.
      Fiscal year 2004 was the first full year in which we owned and operated our integrated refinery. In light of our acquisition of the North Refinery assets, our financial statements only reflect the impact of that acquisition since that date and therefore make comparisons with prior periods difficult. As a result, our limited historical financial performance makes it difficult for you to evaluate our business and results of operations to date and to assess our future prospects and viability. Furthermore, our brief operating history has resulted in revenue and profitability growth rates that may not be indicative of our future results of operations. As a result, the price of our common stock may be volatile.

If the price of crude oil increases significantly or our credit profile changes, it could have a material adverse effect on our liquidity and limit our ability to purchase enough crude oil to operate our refinery at full capacity.
      We rely in part on borrowings and letters of credit under our $150 million revolving credit facility, or revolving credit facility, to purchase crude oil for our refinery. Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms of their invoices with us or require additional support such as letters of credit. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our creditors of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers, which could hinder our ability to purchase sufficient quantities of crude oil to operate our refinery at full capacity. In addition, if the price of crude oil increases significantly, we may not have sufficient capacity under our revolving credit facility, or sufficient cash on hand, to purchase enough crude oil to operate our refinery at full capacity. A failure to operate our refinery at full capacity could adversely affect our earnings and cash flows.

The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs or liabilities. We are particularly vulnerable to disruptions in our operations because all of our refining operations are conducted at a single refinery complex.
      Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, the following:

•	natural disasters;

•	fires;

•	explosions;

•	pipeline ruptures and spills;

•	third-party interference;

•	disruption of natural gas deliveries under our interruptible natural gas delivery contract;

•	disruptions of electricity deliveries; and

•	mechanical failure of equipment at our refinery or third-party facilities.
Any of the foregoing could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the properties of others. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Furthermore, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refinery and, accordingly, are also subject to being shut down.
      Our refinery consists of many processing units, several of which have been in operation for a long time. One or more of the units may require unscheduled downtime for unanticipated maintenance or repairs, or our planned turnarounds may last longer than anticipated. Scheduled and unscheduled maintenance could reduce our revenues and increase our costs during the period of time that our units are not operating. Furthermore, any extended, non-excused downtime of our refinery could cause us to lose line space on these refined product pipelines if we cannot otherwise utilize our pipeline allocations.
      Because all of our refining operations are conducted at a single refinery complex, any events described above could significantly disrupt our production and distribution of refined products, and any sustained disruption could have a material adverse effect on our business, financial condition and results of operations.

We could experience business interruptions caused by pipeline shutdown.
      Our refinery is dependent on one pipeline, a Kinder Morgan pipeline, for the delivery of all of our crude oil. This pipeline’s current capacity is 115,000 bpd. Because our crude oil refining capacity is also 115,000 bpd, we will be unable to offset lost production due to disruptions in supply with increased future production due to this crude oil supply constraint. In addition, we will be unable to take advantage of further expansion of our refinery’s production without securing additional crude oil supplies or pipeline expansion. We also deliver a substantial percentage of our refined products through three principal product pipelines. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, governmental regulation, terrorism, other third-party action or any of the types of events described in the preceding risk factor. Our prolonged inability to receive crude oil or transport refined products on pipelines that we currently utilize could have a material adverse effect on our business, financial condition and results of operations.

Severe weather, including hurricanes along the Gulf Coast, could interrupt the supply of some of our feedstocks.
      Our crude oil supplies come from the Permian Basin in Texas and New Mexico and therefore are generally not subject to interruption from severe weather, such as hurricanes. However, we obtain certain of our feedstocks, such as alkylate, and some refined products we purchase for resale by pipeline from Gulf Coast refineries. We rely on transported feedstocks to produce a portion of our Phoenix CBG and other refined products. In addition, we currently depend on rail shipments of sulfuric acid to and from acid regeneration facilities in Louisiana to conduct our refining operations. These Gulf Coast refineries and acid regeneration facilities are subject to damage or production interruption from hurricanes or other severe weather. If our supply of feedstocks or sulfuric acid is interrupted, our business, financial condition and results of operations would be adversely impacted.

Competition in the refining and marketing industry is intense, and an increase in competition in the markets in which we sell our refined products could adversely affect our sales and profitability.
      We compete with a broad range of refining and marketing companies, including certain multinational oil companies. Because of their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of our competitors may be better able to withstand volatile market conditions, to compete on the basis of price, to obtain crude oil in times of shortage and to bear the economic risks inherent in all phases of the refining industry. In addition, based on the strong fundamentals for the global refining industry, capital investments for refinery expansions and new refineries in international markets have increased in recent months, which may result in greater U.S. imports of refined products.
      We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production and have retail outlets. Competitors that have their own production or extensive retail outlets, with brand-name recognition, are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual consumers. If we are unable to compete effectively with these competitors, both within and outside of our industry, there could be a material adverse effect on our business, financial condition and results of operations.
      The Longhorn refined products pipeline, which was completed in late 2004, runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd. This pipeline provides Gulf Coast refiners and other shippers with improved access to markets in West Texas and New Mexico. In addition, Kinder Morgan is currently working on a two-phase expansion of its East Line, which will ultimately increase capacity from El Paso to Tucson from approximately 86,000 bpd to approximately 170,000 bpd, and from Tucson to Phoenix from approximately 50,000 bpd to approximately 100,000 bpd. Any additional supply provided by these pipelines could lower prices and increase price volatility in markets that we serve and could adversely affect our sales and profitability.

We may incur significant costs to comply with environmental and health and safety laws and regulations.
      Our operations and properties are subject to extensive federal, state and local environmental and health and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, waste management and characteristics and composition of gasoline and diesel fuels. If we fail to comply with these regulations, we may be subject to administrative, civil and criminal proceedings by governmental authorities, as well as civil proceedings by environmental groups and other entities and individuals. A failure to comply, and any related proceedings, including lawsuits, could result in significant costs and liabilities, penalties, judgments against us or governmental or court orders that could alter, limit or stop our operations.
      We expect to incur significant costs, including capital expenditures, over the next several years to comply with various federal, state and local environmental and health and safety regulations. The EPA has promulgated regulations under the Clean Air Act that establish stringent low-sulfur content specifications for our refined products, including the Tier II gasoline standards and regulations with respect to on- and off-road diesel fuel. We anticipate that compliance with regulations lowering the permitted level of sulfur in diesel fuel will require us to spend approximately $60 million through the first quarter of 2006, of which approximately $47 million had already been spent as of December 31, 2005. In addition, as part of our initiatives to comply with the ultra low-sulfur diesel requirements, we will construct a hydrogen manufacturing plant at an additional cost of approximately $28 million, of which approximately $7 million was spent as of December 31, 2005, and approximately $21 million is budgeted to be spent in 2006. We anticipate that compliance with low-sulfur gasoline regulations will require us to spend approximately $97 million. Because we qualify as a small refiner and intend to meet the ultra low-sulfur diesel requirements by June 2006, we will not have to fully comply with the ultra low-sulfur gasoline regulations until 2011, and as a result, we expect to spend the majority of the approximately $97 million in 2010. Actual costs for each of the items discussed above could, however, significantly exceed current estimates, and we may be required to incur such costs at an earlier date than planned, particularly if we were to lose our small refiner status.
      In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. We are not able to predict the impact of new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted or enforced. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition and results of operations.

We have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.
      If we cannot generate cash flow or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to comply with certain environmental standards by the current EPA-mandated deadlines or pursue our business strategies, in which case our operations may not perform as well as we currently expect. We have substantial short-term and long-term capital needs, including those for capital expenditures that we will make to comply with the low-sulfur content specifications of the Tier II gasoline standards and on- and off-road diesel laws and regulations. Our short-term working capital needs are primarily crude oil purchase requirements, which fluctuate with the pricing and sourcing of crude oil. We also have significant long-term needs for cash, including those to support our expansion and upgrade plans, as well as for regulatory compliance.

Our operations involve environmental risks that could give rise to material liabilities.
      Our operations, and those of prior owners or operators of our properties, have previously resulted in spills, discharges or other releases of petroleum or hazardous substances into the environment, and such spills, discharges or releases could also happen in the future. Past or future spills related to any of our operations, including our refinery, product terminals or transportation of refined products or hazardous substances from those facilities, may give rise to liability (including strict liability, or liability without fault, and cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under the Comprehensive Environmental Responsibility, Compensation and Liability Act, or CERCLA, for contamination of properties that we currently own or operate and facilities to which we transported or arranged for the transportation of wastes or by-products for use, treatment, storage or disposal, without regard to fault or whether our actions were in compliance with law at the time. Our liability could also increase if other responsible parties, including prior owners or operators of our facilities, fail to complete their clean-up obligations. Based on current information, we do not believe these liabilities are likely to have a material adverse effect on our business, financial condition or results of operations, but in the event that new spills, discharges or other releases of petroleum or hazardous substances occur or are discovered or there are other changes in facts or in the level of contributions being made by other responsible parties, there could be a material adverse effect on our business, financial condition and results of operations.
      In addition, we may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances located at or released from our refinery or otherwise related to our current or former operations. We may also face liability for personal injury, property damage, natural resource damage or for clean-up costs for the alleged migration of contamination or other hazardous substances from our refinery to adjacent and other nearby properties.

We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations.
      Our operations require numerous permits and authorizations under various laws and regulations, including environmental and health and safety laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes, which may involve significant costs, to limit impacts or potential impacts on the environment and/or health and safety. A violation of these authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or refinery shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition or results of operations.

Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
      Our revolving credit facility contains negative and financial covenants and events of default that may limit our financial flexibility and ability to undertake certain types of transactions. For instance, we are subject to negative covenants that restrict our activities, including restrictions on:

•	creating liens;

•	engaging in mergers, consolidations and sales of assets;

•	incurring additional indebtedness;

•	providing guarantees;

•	engaging in different businesses;

•	making investments;

•	making certain dividend, debt and other restricted payments;

•	engaging in certain transactions with affiliates; and

•	entering into certain contractual obligations.
      We are also subject to financial covenants that require us to maintain specified financial ratios and to satisfy other financial tests. If we fail to satisfy the covenants set forth in our revolving credit facility or another event of default occurs under this facility, the maturity of the loans could be accelerated or we could be prohibited from borrowing for our working capital needs and issuing letters of credit. If the loans are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all. If we cannot borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, or curtail our operations.

Our ability to pay dividends in the future is limited by contractual restrictions and cash generated by operations.
      We intend to pay a quarterly dividend. However, we are a holding company, and all of our operations are conducted through our subsidiaries. Consequently, we will rely on dividends or advances from our subsidiaries to fund our dividends. The ability of Western Refining LP, our operating subsidiary, to pay dividends and our ability to receive distributions from that entity are subject to applicable local law and other restrictions including, but not limited to, restrictions in our revolving credit facility, including minimum operating cash and net worth requirements. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to pay dividends. In addition, our payment of dividends will depend upon our ability to generate sufficient cash flows. Our board of directors will review our dividend policy periodically in light of the factors referred to above, and we cannot assure you of the amount of dividends, if any, that may be paid in the future.

Changes to the current tax laws could result in the imposition of entity level state taxation on our operating subsidiary, which would result in a reduction in our anticipated cash flow.
      Our operating subsidiary is organized as a partnership, which generally is not subject to entity level state franchise tax in the jurisdictions in which it is organized or operates. Current laws may change, subjecting our operating subsidiary to entity level state taxation. For example, because of state budget deficits, the Texas legislature has been considering and evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If Texas were to impose an entity-level tax upon our operating subsidiary, there would be a reduction in our after-tax cash flow.

Our insurance policies do not cover all losses, costs or liabilities that we may experience.
      Our insurance coverage does not cover all potential losses, costs or liabilities. Our business interruption insurance coverage does not apply unless a business interruption exceeds 45 days and the loss exceeds $1 million. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of our existing insurance coverage. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully implement our business strategies.
      Our business strategies include the implementation of several capital expenditure projects designed to increase the productivity and profitability of our refinery. Many factors beyond our control may prevent or hinder our implementation of some or all of our planned capital expenditure projects or lead to cost overruns, including new or more expensive obligations to comply with environmental regulations, a downturn in refining margins, technical or mechanical problems, lack of available capital and other factors. Failure to successfully implement these profit-enhancing strategies on a timely basis or at all may adversely affect our business prospects and competitive position in the industry.
      In addition, a component of our growth strategy is to selectively acquire complementary assets for our refinery in order to increase earnings and cash flow. Our ability to do so will be dependent upon several factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth and many other factors beyond our control. Risks associated with acquisitions include those relating to:

•	diversion of management time and attention from our existing business;

•	challenges in managing the increased scope, geographic diversity and complexity of operations;

•	difficulties in integrating the financial, technological and management standards, processes, procedures and controls of an acquired business with those of our existing operations;

•	liability for known or unknown environmental conditions or other contingent liabilities not covered by indemnification or insurance;

•	greater than anticipated expenditures required for compliance with environmental or other regulatory standards or for investments to improve operating results;

•	difficulties in achieving anticipated operational improvements;

•	incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets; and

•	issuance of additional equity, which could result in further dilution of the ownership interest of existing stockholders.

      We may not be successful in acquiring additional assets, and any acquisitions that we do consummate may not produce the anticipated benefits or may have adverse effects on our business and operating results.

If we lose any of our key personnel, our ability to manage our business and continue our growth could be negatively impacted.
      Our future performance depends to a significant degree upon the continued contributions of our senior management team, including our President and Chief Executive Officer, Executive Vice President, Chief Operating Officer, Chief Administrative Officer and Assistant Secretary, Chief Financial Officer and Treasurer and Vice President-Legal, Secretary and General Counsel. We do not currently maintain key man life insurance with respect to any member of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our senior management team would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our company. We may not be able to locate or employ such qualified personnel on acceptable terms, or at all.

A substantial portion of our refining workforce is unionized, and we may face labor disruptions that would interfere with our operations.
      As of December 31, 2005, we employed approximately 360 people, approximately 210 of whom were covered by a collective bargaining agreement. The collective bargaining agreement expires in April 2009. We may not be able to renegotiate our collective bargaining agreement on satisfactory terms, or at all. A failure to do so may increase our costs. In addition, our existing labor agreement may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our business, financial condition and results of operations.

Terrorist attacks, threats of war or actual war may negatively affect our operations, financial condition, results of operations and prospects.
      Terrorist attacks in the U.S. and the war in Iraq, as well as events occurring in response to or in connection with them, may adversely affect our operations, financial condition, results of operations and prospects. Energy-related assets (which could include refineries and terminals such as ours or pipelines such as the ones on which we depend for our crude oil supply and refined product distribution) may be at greater risk of future terrorist attacks than other possible targets. A direct attack on our assets or assets used by us could have a material adverse effect on our operations, financial condition, results of operations and prospects. In addition, any terrorist attack could have an adverse impact on energy prices, including prices for our crude oil and refined products, and an adverse impact on the margins from our refining and marketing operations. In addition, disruption or significant increases in energy prices could result in government-imposed price controls.
      While we currently maintain insurance that provides coverage against terrorist attacks, such insurance has become increasingly expensive and difficult to obtain. As a result, insurance providers may not continue to offer this coverage to us on terms that we consider affordable, or at all.

Our operating results are seasonal and generally lower in the first and fourth quarters of the year.
      Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic. In addition, oxygenate is added to the gasoline in our markets during the winter months, thereby increasing the total supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower prices in the winter months. We also schedule refinery downtime for maintenance and repairs during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. In addition to the overall seasonality of our business, unseasonably warm weather in the winter months in the markets that use heating oil could have the effect of reducing demand for heating oil, which could result in lower prices for diesel in our markets and reduce operating margins.

Two of our customers each account for more than 10% of our refined product sales, and the complete loss of either may have a material adverse impact on our sales and profitability.
      In 2005, Chevron and Phoenix Fuel Company accounted for 18.5% and 16.3% of our refined product sales, respectively. Although we have a five-year offtake agreement with Chevron, our sales to Phoenix Fuel Company are pursuant to short-term agreements. If we were to lose all, or substantially all, of these sales and be unable to replace them with other sales at market rates, it would have a material adverse impact on our sales and profitability. Competition in the refining and marketing business is intense. To the extent surplus supplies of refined products become available, it would likely enhance the competition for these customers.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.
      We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 as of December 31, 2007. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or the NYSE. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets, and our stock price may be adversely affected.

Our controlling stockholders may have conflicts of interest with other stockholders in the future.
      Mr. Foster, our President and Chief Executive Officer, and Messrs. Jeff Stevens, Ralph Schmidt and Scott Weaver, our Executive Vice President, Chief Operating Officer, and Chief Administrative Officer and Assistant Secretary, respectively, own approximately 59% of our common stock. As a result, Mr. Foster and the other members of this management group will be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as this group continues to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions, including whether to pursue or consummate potential mergers or acquisitions, asset sales and other significant corporate transactions. The interests of Mr. Foster and the other members of this management group may not coincide with the interests of other holders of our common stock.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.
      Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including:

•	the requirement that a majority of our board of directors consist of independent directors;

•	the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
      We may utilize some or all of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Item 1B.	Unresolved Staff Comments
      None.

Item 3.	Legal Proceedings
      In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is listed on the NYSE under the symbol “WNR.” As of March 15, 2006, we had approximately 49 holders of record of our common stock.
      Prior to our initial public offering in January 2006, there was no established trading market for our common stock. Our common stock began trading on the NYSE on January 19, 2006. Accordingly, no trading information is available for our common stock for the periods covered by this report.
      We filed a registration statement on Form S-1 (File No. 333-128629) with respect to the offer and sale of 22,500,000 shares of our common stock, $0.01 par value. The registration statement was declared effective by the SEC on January 18, 2006. Of the 22,500,000 shares offered pursuant to the registration statement, 18,750,000 shares were offered by us and 3,750,000 shares were offered by certain selling stockholders to Banc of America Securities LLC and Deutsche Bank Securities, as managing underwriters. In addition, there were 3,375,000 shares of our common stock offered pursuant to the underwriters’ over-allotment option. All of the over-allotment shares were offered by the selling stockholders. The initial public offering price was $17.00 per share. On January 23, 2006, the underwriters’ exercised, in full, their over-allotment option to purchase the additional 3,375,000 shares from the selling stockholders at the public offering price. The offering has terminated, and all of the shares of common stock have been sold.

      Our net proceeds from the sale of 18,750,000 shares of our common stock at the initial public offering price was approximately $297.2 million, after deducting $21.5 million of underwriting discounts and commissions. In addition, we incurred approximately $2 million of offering expenses. We did not receive any of the net proceeds from any sales of shares of common stock by the selling stockholders. We used the net proceeds from our initial public offering:

•	to repay our $149.5 million outstanding term loan debt; and

•	to replenish cash that was used to fund a $147.7 million distribution to the partners of Western Refining LP immediately prior to the closing of the offering.
      In September 2005, we sold 100 shares of common stock for $1,000 and relied on Section 4(2) of the Securities Act of 1933 in claiming exemption for the offering, sale and delivery of such securities from registration under the Securities Act. Immediately prior to the closing of our initial public offering in January 2006, we underwent a restructuring whereby we issued 47,692,900 shares of our common stock to the existing member of the general partner and the limited partner of Western Refining LP in exchange for their interests in Western Refining LP. In so doing, we relied on the provisions of Section 4(2) of the Securities Act in claiming exemption for the offering, sale and delivery of such securities from registration under the Securities Act.

Item 6.	Selected Financial Data
      The following tables set forth our summary historical financial and operating data for the periods indicated below. The summary statement of operations data for the years ended December 31, 2003, 2004 and 2005, and the summary balance sheet data as of December 31, 2004 and 2005 have been derived from the audited financial statements of our predecessor, Western Refining LP, which are included elsewhere in this report. The summary statement of operations data for 2001 and 2002, and the summary balance sheet data as of December 31, 2002, and 2003 have been derived from the financial statements of Western Refining LP, which are not included in this report. The results of operations of Western Refining, Inc. for the period from September 16, 2005 (Inception) through December 31, 2005, and information about Western Refining, Inc.’s financial position at December 31, 2005 have been excluded as such amounts were nominal.
      The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report.

	Western Refining LP Historical

	Year Ended December 31,

	2001(1)	2002(1)	2003(1)	2004	2005

	(Dollars in thousands, except per barrel data)
Statement of Operations Data:
Net sales	$453,571	$446,431	$924,792	$2,215,170	$3,406,653
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	415,164	399,290	830,667	1,989,917	3,001,779
Direct operating expenses (exclusive of depreciation and amortization)	12,230	11,700	41,986	110,006	131,218
Selling, general and administrative expenses	9,995	9,735	11,861	17,239	43,486
Maintenance turnaround expense	—	—	—	14,295	6,999
Depreciation and amortization	984	986	1,698	4,521	6,272

Total operating costs and expenses	438,373	421,711	886,212	2,135,978	3,189,754

Operating income	15,198	24,720	38,580	79,192	216,899
Interest income	863	350	265	1,022	4,854
Interest expense	(3,371)	(1,761)	(3,645)	(5,627)	(6,578)
Amortization of loan fees	—	(12)	(914)	(2,939)	(2,113)
Write-off of unamortized loan fees	—	—	—	—	(3,287)
Gain (loss) from derivative activities	—	—	—	(4,018)	(8,127)
Other income (expense), net(2)	—	2,800	6,822	(172)	(548)

Net income(3)	$12,690	$26,097	$41,108	$67,458	$201,100

Cash Flow Data:
Net cash provided by (used in):
Operating activities(3)	$29,947	$25,911	$66,452	$87,022	$260,963
Investing activities	(3)	(52)	(104,730)	(19,045)	(87,988)
Financing activities(3)	(16,768)	(34,825)	84,853	(86,722)	(37,118)
Other Data:
Adjusted EBITDA(4)	$17,045	$28,856	$47,365	$94,840	$226,349
Capital expenditures	3	52	3,164	19,045	87,988
Purchase of refinery assets and inventories	—	—	101,566	—	—
Balance Sheet Data (end of period):
Cash and cash equivalents	$26,091	$17,125	$63,700	$44,955	$180,812
Working capital	5,487	19,841	115,843	88,735	182,757
Total assets	83,720	86,515	305,249	359,837	643,621
Total debt	37,621	6,339	107,746	55,000	149,500
Partners’ capital	14,096	37,081	68,692	107,592	177,944
Stockholders’ equity	—	—	—	—	—

	Western Refining LP Historical

	Year Ended December 31,

	2001(1)	2002(1)	2003(1)	2004	2005

	(Dollars in thousands, except per barrel data)
Key Operating Statistics:
Total sales volume (bpd)(5)(6)	34,751	36,643	113,004	120,324	136,015
Total refinery production (bpd)(6)	—	—	98,588	106,587	114,431
Total refinery throughput (bpd)(6)(7)	—	—	101,002	109,145	116,510
Per barrel of throughput:
Refinery gross margin(6)(8)	—	—	$4.99	$5.64	$9.52
Gross profit(6)(8)	—	—	$4.90	$5.53	$9.37
Direct operating expenses(6)(9)	—	—	$2.75	$2.75	$3.09

(1)	On August 29, 2003, we acquired certain refinery assets from Chevron. We owned and operated these acquired assets for all of 2004. The information presented herein for 2001, 2002 and the first eight months (less two days) of 2003 does not include operations from these acquired assets.

(2)	Other income for 2003 primarily consists of a reparations payment from a pipeline company as ordered by the Federal Energy Regulatory Commission.

(3)	Historically, we were not subject to federal or state income taxes due to our partnership structure. Prior to our initial public offering, our net cash provided by operating activities did not reflect any reduction for income tax payments, while net cash used by financing activities reflects distributions to our partners to pay income taxes. Since our initial public offering, we have incurred income taxes that will reduce net income and cash flows from operations, and we have ceased to make any such income tax-related distributions to our equity holders.

(4)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, write-off of unamortized loan fees, depreciation, amortization and maintenance turnaround expense. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for significant turnaround activities, capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and

•	Our calculation of Adjusted EBITDA may differ from the Adjusted EBITDA calculations of other companies in our industry, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Western Refining LP Historical

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(Dollars in thousands)
Net income	$12,690	$26,097	$41,108	$67,458	$201,100
Interest expense	3,371	1,761	3,645	5,627	6,578
Income tax expense	N/A	N/A	N/A	N/A	N/A
Amortization of loan fees	—	12	914	2,939	2,113
Write-off of unamortized loan fees	—	—	—	—	3,287
Depreciation and amortization	984	986	1,698	4,521	6,272
Maintenance turnaround expense	—	—	—	14,295	6,999

Adjusted EBITDA	$17,045	$28,856	$47,365	$94,840	$226,349

(5)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties. Sales of our refinery-sourced production did not start until August 30, 2003. Total sales volume for all of 2003 averaged 65,138 bpd.

(6)	Data for 2003 is only for the period from August 30, 2003, when we assumed operational responsibility for our integrated refinery, to December 31, 2003.

(7)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(8)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refinery’s total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities. These derivatives are used to minimize fluctuations in earnings, but are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. The following table reconciles gross profit to refinery gross margin for the periods presented:

	Western Refining LP Historical

	Year Ended December 31,

	2001(1)	2002(1)	2003(1)	2004	2005

	(In thousands, except per barrel amounts)
Net sales	—	—	$924,792	$2,215,170	$3,406,653
Cost of products sold (exclusive of depreciation and amortization)	—	—	830,667	1,989,917	3,001,779
Depreciation and amortization	—	—	1,698	4,521	6,272

Gross profit	—	—	92,427	220,732	398,602
Plus depreciation and amortization	—	—	1,698	4,521	6,272

Refinery gross margin	—	—	$94,125	$225,253	$404,874

Refinery gross margin per refinery throughput barrel(6)	—	—	$4.99	$5.64	$9.52

Gross profit per refinery throughput barrel(6)	—	—	$4.90	$5.53	$9.37

(9)	Refinery direct operating expense per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Item 1A. Risk Factors” and elsewhere in this report. You should read “Risk Factors” and “Forward-Looking Statements.”
Company Overview
      We are an independent crude oil refiner and marketer of refined products based in El Paso, Texas and operate primarily in the Southwest region of the U.S., including Arizona, New Mexico and West Texas. Our refinery is located in El Paso and has a crude oil refining capacity of 115,000 bpd. Over 90% of all products produced at our refinery consist of light transportation fuels, including gasoline, diesel and jet fuel. Our refinery also has approximately 4.3 million barrels of storage capacity and a 43,000 bpd product marketing terminal, where our refined products are loaded into tanker trucks for local deliveries.
      We are currently investing significant capital in refinery initiatives that will allow us to improve our crude oil processing flexibility, expand refining capacity, increase production of higher-value refined products and satisfy certain regulatory requirements. These initiatives should be completed by the end of 2007. Among these initiatives are the completion of the acid and sulfur gas plant, which will provide us with the flexibility to efficiently increase our sour crude oil processing from approximately 10% to over 50% of our daily crude oil throughput capacity, and several other projects that expanded our total crude oil refining capacity to 115,000 bpd in early 2006 and are expected to expand our capacity to 120,000 bpd by the end of 2007. We also plan to increase our current production of Phoenix CBG and maximize the financial benefits derived from the additional pipeline capacity available to us once the Kinder Morgan East Line expansion is completed. Finally, we are upgrading our existing diesel hydrotreater to comply with the ultra low-sulfur diesel requirements of the EPA.
Major Influences on Results of Operations
      Our earnings and cash flow from operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline and other refined products, which in turn depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. While our operating revenues fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flow.
      In order to measure our operating performance, we compare our per barrel refinery gross margin to certain industry benchmarks, specifically the Gulf Coast 3/2/1 and West Coast 5/3/2 crack spreads. A 3/2/1 crack spread in a given region is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. A 5/3/2 crack spread in a given region is calculated assuming that five barrels of a benchmark crude oil are converted, or cracked, into three barrels of gasoline and two barrels of diesel. We calculate the Gulf Coast 3/2/1 crack spread using the market values of Gulf Coast 87 octane gasoline, Gulf Coast low-sulfur diesel and WTI Cushing crude oil. We calculate the West Coast 5/3/2 crack spread using the market values of Los Angeles 85.5 octane gasoline, Los Angeles low-sulfur diesel and Alaskan North Slope crude oil. The Gulf Coast and West Coast crack spreads are proxies for the per barrel refinery gross margin that a crude oil refiner situated in the Gulf Coast and West Coast region, respectively, would expect to earn if it refined crude oil and sold conventional gasoline and low-sulfur diesel. We calculate our per barrel refinery gross margin by dividing the difference between net sales and cost of products sold by our refinery’s total throughput volume.
      The average Gulf Coast and West Coast crack spreads for 2005 were $10.84 per barrel and $20.38 per barrel, respectively. While these crack spread measurements provide a benchmark for our gasoline and diesel margins, they do not take into account other factors that impact our overall refinery gross margins. For example, our refinery gross margin per barrel is reduced by the sale of lower value products such as residuum and propane. In addition, our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume.
      Tucson and Phoenix reflect a West Coast market pricing structure, while El Paso, Albuquerque and Juárez reflect a Gulf Coast market pricing structure. Our refined products typically sell at a premium to those sold on the Gulf Coast due to high demand growth and limited local refining capacity in our markets. In Phoenix, we also benefit from more stringent fuel specifications that require the use of Phoenix CBG, which is our highest value product.
      The Longhorn refined products pipeline, which was completed in late 2004, runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd of refined products. This pipeline is intended to provide Gulf Coast refiners and other shippers with improved access to markets in West Texas and New Mexico. To date, we have not observed any meaningful deliveries of refined products through the Longhorn pipeline and have not experienced any resulting margin deterioration.
      Our results of operations are also significantly affected by our refinery’s operating costs and expenses (other than crude oil purchases), especially the cost of feedstocks and blendstocks (particularly alkylate), natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. In 2005, natural gas prices ranged between $5.79 and $15.38 per MMbtu. Typically, electricity prices fluctuate with natural gas prices.
      Demand for gasoline is generally higher during summer months than during winter months due to seasonal increases in highway traffic. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in our region is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes.
      Safety, reliability and the environmental performance of our refinery operations are critical to our financial performance. Unplanned downtime of our refinery generally results in lost refinery gross margin opportunity, increased maintenance costs and a temporary increase in working capital investment and inventory. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or a major maintenance project, through a planning process that considers product availability, margin environment and the availability of resources to perform the required maintenance. As a result, we generally schedule our downtime during the winter months. We performed a planned maintenance turnaround during the first quarter of 2006 at an estimated cost of approximately $22 million.
      The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory is valued at the lower of cost or market value under the LIFO inventory valuation methodology. For periods in which the market price declines below our LIFO cost basis, we could be subject to significant fluctuations in the recorded value of our inventory and related cost of products sold.

      We terminated our residuum supply agreement with Chevron in December 2005. We believe that the historical pricing under this agreement reflected a below-market price for our residuum. We are now selling our residuum to third parties at market-based rates.
      Sour crude oil has historically accounted for approximately 10% of our refinery’s crude oil throughput, but our current capital spending initiatives will provide us with the flexibility to efficiently increase our sour crude oil processing to more than 50% by 2007. We will determine our optimal crude oil slate by first calculating the difference between the value of WTI crude oil and the value of WTS crude oil. We refer to this differential as the sweet/sour spread. While WTS crude oil is less expensive than WTI crude oil, we must also consider the fact that processing WTS crude oil results in greater volumes of lower-margin residuum products. We will weigh the financial impact of these two factors and adjust our crude oil inputs in an attempt to maximize profitability. The average West Texas sweet/sour spread was $4.68 per barrel in 2005, compared to $3.72 per barrel for 2004. The sweet/sour spread widened in 2004 and 2005 as a result of increased demand for sweet crude oils due to low-sulfur gasoline regulations and higher incremental sour crude oil production. We expect that the growth of sour crude oil production over the next several years will exceed the growth of sweet crude oil production as new discoveries of sour crude oil reserves come to the market from areas such as the deepwater Gulf of Mexico, while sweet crude oil production declines in some major regions such as the North Sea. The need for compliance with low-sulfur fuels standards is also expected to keep demand for sweet crude oil strong relative to sour crude oil.
Factors Impacting Comparability of Our Financial Results
      Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Chevron Operating Agreement
      Prior to assuming full ownership and operation of our integrated refinery in August 2003, we had an operating agreement with Chevron, which required Chevron to process approximately 25,000 bpd of crude oil on our behalf and deliver to us approximately 23,750 bpd of refined products. We marketed these refined products along with other refined products acquired from third parties. We paid Chevron a processing fee for each barrel of crude oil processed under the operating agreement, which we accounted for as direct operating expenses on the financial statements. Chevron was entitled to all of the refined products from the refinery other than the 23,750 bpd delivered to us, and Chevron was responsible for all of the operating expenses, environmental compliance costs, maintenance costs and turnaround costs of the refinery.

Acquisition of the North Refinery Assets
      We acquired the North Refinery assets from Chevron on August 29, 2003, at which time we assumed full operational responsibility for the integrated refinery. We also hired substantially all of the operational employees who were working at the refinery at the time of the acquisition. In addition, we hired other non-Chevron employees in areas such as accounting, human resources, environmental and safety, and engineering to support our operations. We owned and operated our refinery for all of 2004. Our refinery operated at an average throughput rate of 109,145 bpd in 2004, including crude oil, other feedstocks and blendstocks. For 2005, the average throughput rate was 116,510 bpd. Our production of refined product averaged 106,587 bpd in 2004, compared to 114,431 bpd for 2005.

Refinancing and Prior Indebtedness
      In August 2003, we entered into a $125.0 million senior secured term loan facility jointly with our affiliate, Kaston Pipeline Company, or Kaston. We used the proceeds of this term loan to finance our acquisition of the North Refinery assets, and our affiliate used the proceeds to finance the purchase of a crude oil pipeline. At December 31, 2003, our allocated portion of this debt was $107.7 million. On

August 31, 2004, Kaston was released from the debt. At December 31, 2004, our debt under this facility was $55.0 million.
      On July 29, 2005, we refinanced the prior term loan with a new $200.0 million term loan facility, under which we borrowed $150.0 million. Subject to certain conditions, the balance of the term loan facility could have been borrowed at any time until November 30, 2005; however, we elected to terminate this commitment as of October 28, 2005. At December 31, 2005, the balance of this loan was $149.5 million. See “— Liquidity and Capital Resources — Indebtedness.” In January 2006, we paid off the term loan with proceeds from our initial public offering. In connection with such repayment, we recorded an expense in January 2006 of approximately $2.3 million related to the write-off of deferred financing costs incurred in connection with the July 2005 refinancing.
      In August 2003, we also amended our existing $45.0 million line of credit to increase the amount available to $140.0 million. This line of credit was used primarily to support the issuance of letters of credit in connection with our purchases of crude oil. No amounts were outstanding under this credit facility at December 31, 2003, or December 31, 2004. On July 29, 2005, we refinanced this prior line of credit with our new $150.0 million revolving credit facility. See “— Liquidity and Capital Resources — Indebtedness.” At December 31, 2005, there were no amounts outstanding under this refinanced credit facility.
      In connection with the debt refinancing that occurred in July 2005, we incurred $4.9 million in new deferred financing costs that will be amortized over the life of the related facilities, except for $2.3 million that was written off in January 2006 upon repayment of the term loan. In addition, we recorded an expense of $3.3 million in 2005 related to the write-off of previously recorded deferred financing costs.

Changes in Our Legal Structure
      Prior to our initial public offering in January 2006, our operations were conducted by an operating partnership, Western Refining LP. Immediately prior to the closing of our initial public offering, Western Refining LP became an indirect, wholly-owned subsidiary of Western as a result of a series of steps. As a result, we now report our results of operations and financial condition as a corporation on a consolidated basis rather than as an operating partnership.
      Historically, we did not incur income taxes because our operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were made to our partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of our change in structure, we now recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. As of December 31, 2005, we estimate that our net deferred tax liability would have been approximately $21.5 million, resulting primarily from accelerated depreciation. In connection with the change to a corporate holding company structure immediately prior to the closing of our initial public offering, we will record income tax expense for the cumulative effect of recording our net deferred tax liability as of the date of conversion. As a result, we now incur income taxes, and our financial statements will reflect the actual impact of income taxes beginning in the first quarter of 2006, including the effect of recording our net deferred tax liability.
      In connection with our initial public offering, we assumed the obligations under an equity appreciation rights plan that was an obligation of one of the partners of Western Refining LP. We terminated such plan in exchange for a cash payment of $28.0 million to the participants in such plan. In addition, we have granted such participants 1,772,042 restricted shares of our common stock, which will vest ratably each quarter for two years. As of December 31, 2005, $28.0 million of compensation expense related to this equity appreciation rights plan had been recorded by Western Refining LP, of which $11.1 million was recorded in the fourth quarter of 2005. The fair market value of the restricted stock, determined at the date of grant, will be amortized over the vesting period as compensation expense.

Public Company Expenses
      We believe that our general and administrative expenses will increase as a result of becoming a public company following our initial public offering by approximately $2.0 million to $2.5 million. This increase will be due to the cost of tax return preparations, accounting support services, filing annual and quarterly reports with the SEC, increased audit fees, investor relations, directors’ fees, directors’ and officers’ insurance, legal fees and registrar and transfer agent fees. Our financial statements will reflect the impact of these increased expenses and will affect the comparability of our financial statements with periods prior to our initial public offering.
Critical Accounting Policies
      Our accounting policies are described in the notes to our audited financial statements included elsewhere in this report. We prepare our financial statements in conformity with U.S. GAAP. In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies, which are discussed below, could materially affect the amounts recorded in our financial statements.
      Inventories. Our inventories of crude oil and other feedstocks, unfinished products and refined products are priced at the lower of cost or market. Cost is determined using the last-in, first-out, or LIFO, inventory valuation method. Under the LIFO valuation method, the most recent acquisition costs are charged to cost of products sold, and inventories are valued at the earliest acquisition costs. We selected this method because we believe that it more accurately reflects the cost of our current sales. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. We determine market value inventory adjustments by evaluating crude oil, refined products and other inventories on an aggregate basis. The current cost of our inventories exceeded LIFO costs by $80.0 million at December 31, 2005.
      Maintenance Turnaround Expense. Our refinery units require regular major maintenance and repairs commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit but generally is every four years. We expense the cost of maintenance turnarounds when the expense is incurred. These costs are identified as a separate line item in our statement of operations.
      Long-Lived Assets. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various classes of depreciable assets. When assets are placed in service, we make estimates of what we believe are their reasonable useful lives. We account for impairment of assets in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on our judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of dispositions.
      Environmental and Other Loss Contingencies. We record liabilities for loss contingencies, including environmental remediation costs, when such losses are probable and can be reasonably estimated. Environmental costs are expensed if they relate to an existing condition caused by past operations with no future economic benefit. Estimates of projected environmental costs are made based upon internal and third-party assessments of contamination, available remediation technology and environmental regulations. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties.

      Financial Instruments and Fair Value. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities on the balance sheet and that those instruments be measured at fair value. We are exposed to various market risks, including changes in commodity prices. We use commodity futures and swap contracts to reduce price volatility, to fix margins for refined products, and to protect against price declines associated with our crude oil inventories. These transactions historically have not qualified for hedge accounting in accordance with SFAS No. 133 and, accordingly, were marked to market each month. Any gains or losses associated with these transactions are recognized in gain (loss) from derivative activities.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which will require the expensing of stock options and other share-based compensation payments to employees. We adopted this standard effective as of January 1, 2006. We intend to apply SFAS No. 123R to awards under our Western Refining Long-Term Incentive Plan and to awards modified, repurchased or canceled after January 1, 2006. The magnitude of the impact of adopting SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based incentive awards granted in the future.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47, which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event when the amount can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under SFAS No. 143. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material affect on our financial position or results of operations.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, the standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is not expected to have a significant impact on our financial position or results of operations.
      The Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, and the FASB ratified it on September 28, 2005. This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business, specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The consensus in this Issue is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. We do not believe that our revenues or cost of sales will be materially affected by applying the Issue’s consensus.

Operating Data
      The following table sets forth the refining operating statistical information for our refinery for 2003, 2004 and 2005.

	Year Ended December 31,

	2003(1)	2004	2005

	(In thousands, except per barrel
	amounts)
KEY OPERATING STATISTICS:
Total sales volume (bpd)(2)(3)	113,004	120,324	136,015
Average refined product sales price per barrel	$38.90	$50.30	$68.62
Total refinery production (bpd)(2)	98,588	106,587	114,431
Total refinery throughput (bpd)(2)(4)	101,002	109,145	116,510
Per barrel of throughput:
Refinery gross margin(2)(5)	$4.99	$5.64	$9.52
Gross profit(2)(5)	$4.90	$5.53	$9.37
Direct operating expenses(2)(6)	$2.75	$2.75	$3.09
Refinery throughput (bpd)(2)
WTI crude oil	87,072	92,181	96,008
WTS crude oil	8,194	8,137	9,505
Other feedstocks/blendstocks	5,736	8,827	10,997

Total	101,002	109,145	116,510
Refinery product yields (bpd)(2)
Gasoline	55,223	61,437	66,412
Diesel and jet fuel	35,841	37,681	39,746
Residuum	4,955	4,438	4,877
Other	2,569	3,031	3,396

Total	98,588	106,587	114,431

(1)	On August 29, 2003, we acquired certain refinery assets from Chevron. We owned and operated these acquired assets for all of 2004. The information presented herein for the first eight months (less two days) of 2003 does not include operations from these acquired assets.

(2)	Data for 2003 is only for the period from August 30, 2003, when we assumed operational responsibility for our integrated refinery, to December 31, 2003.

(3)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties. Sales of our refinery sourced production did not start until August 30, 2003. Total sales volume for all of 2003 averaged 65,138 bpd.

(4)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(5)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refinery’s total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities. These derivatives are used to minimize fluctuations in earnings, but are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. The following table reconciles gross profit to refinery gross margin for the periods presented:

	Year Ended December 31,

	2003(1)	2004	2005

	(In thousands, except per barrel amounts)
Net sales	$924,792	$2,215,170	$3,406,653
Cost of products sold (exclusive of depreciation and amortization)	830,667	1,989,917	3,001,779
Depreciation and amortization	1,698	4,521	6,272

Gross profit	92,427	220,732	398,602
Plus depreciation and amortization	1,698	4,521	6,272

Refinery gross margin	$94,125	$225,253	$404,874

Refinery gross margin per refinery throughput barrel(2)	$4.99	$5.64	$9.52

Gross profit per refinery throughput barrel(2)	$4.90	$5.53	$9.37

(6)	Refinery direct operating expense per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.
Results of Operations

Fiscal Year Ended December 31, 2005, Compared to Fiscal Year Ended December 31, 2004
      Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates or discounts and excise taxes. Net sales for 2005 were $3,406.7 million, compared to $2,215.2 million for 2004, an increase of $1,191.5 million, or 53.8%. This increase primarily resulted from significantly higher refined product prices and, to a lesser extent, an increase in our sales volume. Our average sales price per barrel for 2005 increased by 36.4% to $68.62 from $50.30 for 2004, due to increased market prices. Our sales volume increased by 5.6 million barrels, or 12.7%, to 49.6 million barrels for 2005, compared to 44.0 million barrels for 2004. The increased sales volume primarily resulted from higher production levels of refined products during 2005 versus 2004 because of various projects that improved refinery production and lower production levels in 2004 due to a refinery-wide maintenance turnaround performed during the first quarter of 2004 as well as increased sales of purchased products.
      Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Cost of products sold was $3,001.8 million for 2005, compared to $1,989.9 million for 2004, an increase of $1,011.9 million, or 50.9%. This increase was primarily a result of higher crude oil prices and, to a lesser extent, increased sales volumes. Our average cost per barrel of crude oil for 2005 was $55.10, compared to $42.10 for 2004, an increase of 30.9%. Our sales volume increased 12.7% for 2005, compared to 2004. Total refinery throughput for 2005 was 42.5 million barrels compared to

39.9 million barrels for 2004, an increase of 6.5%. Refinery gross margin per barrel increased from $5.64 in 2004 to $9.52 in 2005, reflecting improved industry crack spreads. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $5.53 and $9.37 for 2004 and 2005, respectively.
      Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes and environmental compliance costs. Direct operating expenses were $131.2 million for 2005, compared to $110.0 million for 2004, an increase of $21.2 million, or 19.3%. This increase primarily resulted from higher energy costs ($7.4 million), increased incentive compensation ($3.8 million), increased personnel costs excluding incentive compensation ($4.0 million), higher catalyst and chemical costs ($2.4 million), and higher routine maintenance costs ($3.9 million). Direct operating expenses per barrel were $3.09 for 2005, compared to $2.75 for 2004.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of corporate overhead and marketing expenses. Selling, general and administrative expenses were $43.5 million for 2005, compared to $17.2 million for 2004, an increase of $26.3 million, or 152.9%. The increase primarily resulted from increased deferred compensation expense related to equity appreciation rights granted to certain employees ($20.0 million) and increased incentive compensation ($5.2 million) related to our financial performance.
      Maintenance Turnaround Expenses. Maintenance turnaround expenses include major maintenance and repairs generally done every four years, depending on the processing units involved. Maintenance turnaround expense was $7.0 million for 2005, compared to $14.3 million for 2004, a decrease of $7.3 million, or 51.0%. This decrease primarily resulted from a partial turnaround being performed during the first quarter of 2005 ($5.9 million) versus a refinery-wide turnaround during the first quarter of 2004. Turnaround expenses for 2005 also included $1.1 million incurred in the fourth quarter of 2005 for preliminary work done related to a major maintenance turnaround performed during the first quarter of 2006.
      Depreciation and Amortization. Depreciation and amortization for 2005 was $6.3 million, compared to $4.5 million for 2004. The increase was due to the completion of various capital projects in late 2004 and throughout 2005.
      Operating Income. Operating income for 2005 was $216.9 million, compared to $79.2 million for 2004, an increase of $137.7 million, or 173.9%. This increase primarily resulted from higher refinery gross margins, an increase in sales volume of 12.7% and a decrease in the cost of maintenance turnarounds ($7.3 million), somewhat offset by higher deferred compensation expense ($20.0 million), higher other employee costs ($13.0 million), and higher energy costs ($7.4 million).
      Interest Expense. Interest expense for 2005 was $6.6 million, compared to $5.6 million for 2004, an increase of 17.9%. This increase was primarily related to increased letter of credit fees and the new term loan facility entered into on July 29, 2005, somewhat offset by capitalized interest ($1.3 million) in 2005.
      Amortization of Loan Fees. Amortization of loan fees for 2005 was $2.1 million, compared to $2.9 million for 2004.
      Write-Off of Unamortized Loan Fees. In July 2005, we entered into new term loan and revolving credit facilities. A portion of the proceeds from the new term loan facility was used to retire $50 million of outstanding debt under an August 29, 2003, term loan agreement. Accordingly, we recorded an expense of $3.3 million related to the write-off of previously recorded deferred financing costs.
      Gain (Loss) from Derivative Activities. The net loss from derivative activities was $8.1 million for 2005, compared to a net loss of $4.0 million for 2004. These amounts relate to the use of commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The difference between the two periods reflects the derivative transactions that were either settled or marked to market during each respective period. The increased loss for 2005, was primarily attributable to movements in market prices.
      Other Income (Expense), Net. Other expense was $0.5 million for 2005, compared to $0.2 million for 2004.
      Income Tax Expense. We did not provide for federal income taxes because we were a partnership, and these taxes were the responsibility of the partners. We did, however, make distributions to our partners to cover their tax obligations. Those distributions are reflected in our financing activities cash flow.
      Net Income. Net income was $201.1 million for 2005, compared to $67.5 million for 2004, an increase of $133.6 million, or 197.9%. This increase was attributable to the various factors discussed above. Net income does not include income taxes because we were a partnership, and these taxes were the responsibility of the partners.

Fiscal Year Ended December 31, 2004, Compared to Fiscal Year Ended December 31, 2003
      Net Sales. Net sales for 2004 were $2,215.2 million, compared to $924.8 million for 2003, an increase of $1,290.4 million, or 139.5%. This increase primarily resulted from the acquisition of the North Refinery assets and the assumption of operational responsibility for the fully integrated refinery on August 29, 2003. Our sales volume for 2004 was 44.0 million barrels at an average sales price of $50.30 per barrel, compared to 23.8 million barrels at an average sales price of $38.90 per barrel for 2003. Our total production of refined products was 39.0 million barrels in 2004, compared to 12.2 million barrels for the last four months of 2003.
      Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $1,989.9 million for 2004, compared to $830.7 million for 2003, an increase of $1,159.2 million, or 139.5%. This increase primarily resulted from the acquisition of the North Refinery assets and the assumption of operational responsibility for our integrated refinery on August 29, 2003. Total refinery throughput for 2004 was 39.9 million barrels, compared to 12.5 million barrels for the last four months of 2003. Included in cost of products sold was approximately 25,000 bpd of crude oil that we purchased for processing under the operating agreement with Chevron. This operating agreement was terminated on August 29, 2003. Refinery gross margin per barrel increased from $4.99 in 2003 to $5.64 in 2004, reflecting improved industry crack spreads. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $4.90 and $5.53 for 2003 and 2004, respectively.
      Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $110.0 million for 2004, compared to $42.0 million for 2003, an increase of $68.0 million, or 161.9%. This increase resulted from the acquisition of the North Refinery assets and the assumption of operational responsibility for our integrated refinery on August 29, 2003. There were approximately four months of direct operating expenses in 2003 compared to a full year for 2004 plus crude oil processing fees incurred during the first eight months of 2003 prior to the acquisition. Direct operating expenses were comparable on a per barrel basis between 2003 and 2004.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.2 million for 2004, compared to $11.9 million for 2003, an increase of $5.3 million, or 44.5%. This increase primarily resulted from higher personnel costs, including deferred compensation expense related to equity appreciation rights granted to certain employees ($4 million).
      Maintenance Turnaround Expense. Maintenance turnaround expense was $14.3 million for 2004, which occurred in the first half of 2004. We did not have any maintenance turnaround expense in the last four months of 2003, during which we owned and operated our integrated refinery.
      Depreciation and Amortization. Depreciation and amortization for 2004 was $4.5 million, compared to $1.7 million for 2003. The increase was due to the acquisition of the North Refinery assets ($1.3 million) and due to the completion of various capital projects in 2004 ($1.2 million).

      Operating Income. Operating income for 2004 was $79.2 million, compared to $38.6 million for 2003, an increase of $40.6 million, or 105.2%. This increase was primarily attributable to the acquisition of the North Refinery assets in August 2003.
      Interest Expense. Interest expense for 2004 was $5.6 million, compared to $3.6 million for 2003, an increase of $2.0 million. This increase primarily related to a full year of interest expense on outstanding term debt from our incurrence of $109.9 million of indebtedness for the acquisition of the North Refinery assets in August 2003.
      Amortization of Loan Fees. Amortization of loan fees for 2004 was $2.9 million, compared to $0.9 million for 2003, an increase of $2.0 million. The amortization was related to debt issuance costs related to our term loan and revolving credit facility.
      Gain (Loss) from Derivative Activities. The loss from derivative activities was $4.0 million for the 2004, with no corresponding amount for 2003. These amounts relate to the use of forward and swap contracts to reduce price volatility, to fix margins for refined products, and to protect against price declines associated with our crude oil inventories. The loss in 2004 relates to transactions either settled or marked to market during 2004, with no corresponding transactions in 2003.
      Other Income (Expense), Net. Other expense for 2004 was $0.2 million, compared to other income of $6.8 million for 2003. The primary difference related to a pipeline tariff recovery fee of $6.8 million received in 2003.
      Income Tax Expense. We did not provide for federal income taxes because we were a partnership, and these taxes were the responsibility of the partners. We did, however, make distributions to our partners to cover their tax obligations. Those distributions are reflected in our financing activities cash flow.
      Net Income. Net income was $67.5 million for 2004, compared to $41.1 million for 2003, an increase of $26.4 million, or 64.2%. This increase was attributable to the various factors discussed above. Net income does not include income taxes because we were a partnership, and these taxes were the responsibility of the partners.
Liquidity and Capital Resources
Cash Flows
      The following table sets forth our cash flows for the years ended December 31, 2003, 2004 and 2005.

	Year Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Cash flows provided by (used in) operating activities	$66,452	$87,022	$260,963
Cash flows provided by (used in) investing activities	(104,730)	(19,045)	(87,988)
Cash flows provided by (used in) financing activities	84,853	(86,722)	(37,118)

Net (decrease) increase in cash and cash equivalents	$46,575	$(18,745)	$135,857

Cash Flows Provided By (Used In) Operating Activities
      Net cash provided by operating activities for 2005 was $261.0 million, compared to $87.0 million for 2004. The most significant provider of cash for 2005 was our increased net income. The other significant providers of cash during 2005 were an increase in accounts payable of $80.6 million, primarily related to crude oil and blendstock purchases, and $24.0 million of increased accruals for deferred compensation expense. The most significant use of cash for operating activities in 2005 was a $63.5 million increase in accounts receivable, primarily as a result of higher sales prices. The most significant providers of cash flow from operating activities for 2004 were our net income and an increase in accounts payable of $64.1 million, primarily related to crude oil purchases. The most significant uses of cash for operating activities for 2004 were an increase in inventories of $35.5 million and an increase in accounts receivable of $19.7 million.
      Net cash provided by operating activities for 2003 was $66.5 million. The primary providers of cash were our net income of $41.1 million and an increase in accounts payable of $67.7 million, primarily related to crude oil purchases. The primary use of cash was an increase in accounts receivable of $49.5 million, primarily as a result of increased sales relating to the acquisition of the North Refinery assets.

Cash Flows Provided By (Used In) Investing Activities
      Net cash used in investing activities, all relating to capital expenditures, for 2004 and 2005, was $19.0 million and $88.0 million, respectively. The capital spending in 2005 was primarily for our ultra low-sulfur diesel project and small improvement projects at the refinery. The capital spending in 2004 primarily related to small improvement projects. See “— Capital Spending” below for a discussion of 2006 and 2007 anticipated capital expenditures.
      Net cash used in investing activities for 2003 was $104.7 million. The most significant use of cash was for the purchase of the North Refinery assets in August 2003.

Cash Flows Provided By (Used In) Financing Activities
      Net cash used in financing activities for 2005 was $37.1 million. Net cash used in financing activities for 2004 was $86.7 million. Cash provided by financing activities for 2005 included $150 million in loan proceeds from a term loan facility entered into in July 2005. The primary uses of cash for 2005 were for debt repayments of $55.5 million primarily related to the prior term loan, capital distributions of $126.8 million to the partners, primarily to cover their partnership tax obligations and as discretionary distributions, and debt issuance costs of $4.9 million related to the new term loan and revolving credit facilities. The primary uses of cash for 2004, were debt repayments of $52.7 million, capital distributions of $32.5 million, primarily for partnership tax obligations, and $1.4 million in debt issuance costs related to term loan amendments.
      Net cash provided by financing activities in 2003 was $84.9 million. The primary provider of cash was an addition to long-term debt of $109.9 million in connection with the purchase of the North Refinery assets. Uses of cash included payments on long-term debt of $8.5 million, debt issuance costs of $7.1 million, and capital distributions of $9.5 million primarily for partnership tax obligations.

Working Capital
      Our primary sources of liquidity are cash generated from our operating activities, existing cash balances and existing revolving credit facility. We believe that our cash flows from operations and borrowings under our revolving credit facility will be sufficient to satisfy our expected cash needs associated with our existing operations over the next 12-month period. Our ability to generate sufficient cash flow from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. See “Item 1A. Risk Factors.”
      Working capital at December 31, 2005, was $182.7 million, consisting of $488.9 million in current assets and $306.2 million in current liabilities. Working capital at December 31, 2004, was $88.7 million, consisting of $286.6 million in current assets and $197.9 million in current liabilities. In addition, we had available borrowing capacity under our revolving credit facility of $89.1 million at December 31, 2005.

Indebtedness
      At December 31, 2005, we had $60.9 million of letters of credit outstanding under our revolving credit facility, which reduced availability under that facility. See “— Letters of Credit.”

      Revolving Credit Facility. In July 2005, Western Refining LP entered into the revolving credit facility with a group of banks led by Bank of America, N.A., which was amended and restated in January 2006 in connection with the closing of our initial public offering to add Western as a co-borrower and to lower the interest rates and fees charged on the facility. The revolving credit facility matures on July 28, 2010. The revolving credit facility is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $150 million (which can be expanded to $200 million), and provides for letters of credit and swing line loans . There was no debt outstanding under the revolving credit facility at December 31, 2005, and as of that date, we had availability of $89.1 million due to outstanding letters of credit. See “— Letters of Credit.” The revolving credit facility, secured by certain cash, accounts receivable and inventory, can be used for working capital and capital expenditures, certain permitted distributions and general corporate purposes. The revolving credit facility, as amended and restated in January 2006, provides for an initial quarterly commitment fee of 0.3% per annum, subject to adjustment based upon our consolidated leverage ratio, and letter of credit fees of 1.625% per annum payable quarterly, subject to adjustment based upon our consolidated leverage ratio. Borrowing rates are initially based on LIBOR plus 1.625%, subject to adjustment based upon our consolidated leverage ratio. Availability under the revolving credit facility is subject to the accuracy of representations and warranties and absence of a default. The revolving credit facility contains customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum net worth, minimum interest coverage and maximum leverage. We were in compliance with these covenants at December 31, 2005. In addition, the revolving credit facility contains an event of default provision that will be triggered if the combined voting equity interests of RHC Holdings, L.P. and Refinery Company, L.C. in Western falls below 30% or if Western Refining LP ceases to be a wholly owned subsidiary of Western.
      Term Loan Facility. In July 2005, we also entered into the delayed-draw term loan facility arranged by Banc of America Securities LLC. The term loan facility matured on July 27, 2012, but was paid in full and terminated in January 2006 with proceeds from our initial public offering. The term loan facility provided for loans of up to $200 million, which were available in $150 million and $50 million tranches. We borrowed $150 million under this facility on July 29, 2005, and subject to certain conditions, the remaining $50 million under the term loan facility could have been borrowed at any time until November 30, 2005. On October 28, 2005, we elected to terminate the remaining $50 million of availability under the term loan facility. In December 2005, we made a required principal payment of $500,000, thereby leaving an outstanding principal balance under the term loan facility of $149.5 million at December 31, 2005. The term loan facility, which was secured by our fixed assets, including our refinery, was used to refinance certain of our indebtedness and could have been used for working capital and capital expenditures, certain permitted distributions and general corporate purposes. The term loan facility provided for a commitment fee of 0.75% per annum on the $50 million tranche until it was terminated. Borrowing rates were initially based on LIBOR plus 2.5% or prime plus 1.5%, which decreased upon achievement of certain ratings targets. The term loan facility contained customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum equity, minimum interest coverage and maximum leverage. We were in compliance with these covenants at December 31, 2005. In addition, the term loan facility contained an event of default provision that would have been triggered if the current beneficial ownership of Western Refining LP fell below 30%.

Letters of Credit
      Our revolving credit facility provides for the issuance of letters of credit. We issue letters of credit and cancel them on a monthly basis depending upon our need to secure crude oil purchases. At December 31, 2005, there was $60.9 million of irrevocable letters of credit outstanding, issued almost exclusively to crude oil suppliers.

Capital Spending
      Capital expenditures totaled approximately $88 million for the year ended December 31, 2005, and included spending on our ultra low-sulfur diesel hydrotreater project, ancillary equipment relating to our proposed acid and sulfur gas plant, our crude oil capacity expansion project, as well as other small improvement and regulatory projects.
      Our capital expenditure budget is $87 million for 2006 and $41 million for 2007. This discussion should be read in conjunction with “Items 1 and 2. Business and Properties — Environmental Regulation.”

	2006	2007

	(Dollars in
	millions)
Sustaining Maintenance	$8	$8
Discretionary	34	24
Regulatory	45	9

Total	$87	$41

      Sustaining Maintenance. Sustaining maintenance capital expenditures are those related to minor replacement of assets, major repairs and maintenance of equipment and other recurring capital expenditures.
      Discretionary Projects. Discretionary project capital expenditures are those driven primarily by the economic returns that such projects can generate for us. These expenditures are for the connections and ancillary equipment relating to our proposed acid and sulfur gas plant to be constructed and operated by E.I. du Pont de Nemours, or DuPont, and the projects relating to our crude oil and vacuum distillation units that allowed us to increase our refinery’s crude oil throughput to 115,000 bpd in the first quarter of 2006 and should allow us to increase our refinery’s crude oil throughput to 120,000 bpd by the end of 2007. We estimate that the expenditures relating to our proposed acid and sulfur gas plant will total approximately $46 million, of which $4 million was spent in 2005 and $23 million is budgeted to be spent in 2006 and the balance is budgeted to be spent in 2007. We estimate the upgrade to the crude oil and vacuum distillation units cost will be approximately $23 million, of which $4 million was spent in 2005, $10 million is budgeted to be spent in 2006 and the balance is budgeted to be spent in 2007 and 2008. These expenditures are also for efficiency improvements to our FCCU, alkylation unit and naphtha splitting unit, which are projects that will allow us to process the additional crude oil volume. Upon completion, these projects allowed us to increase crude oil throughput to 115,000 bpd in early 2006, and should allow a further increase to an expected 120,000 bpd by the end of 2007, provide us with the flexibility to shift the crude oil feedstock toward a higher percentage of WTS crude oil, and increase production of higher-value products.
      Regulatory Projects. Regulatory projects are undertaken to comply with various regulatory requirements. Our low-sulfur fuel projects are regulatory investments, driven primarily by our need to meet low-sulfur fuel regulations under a small refiner’s exemption. Management’s strategy for meeting the low-sulfur gasoline and ultra low-sulfur diesel regulations is to meet the 15 ppm diesel specification by June 1, 2006. With the small refiner exemption, we can then defer compliance with the low-sulfur gasoline regulations until January 1, 2011. The estimated cost of complying with the ultra low-sulfur diesel fuel specifications is $60 million, of which $47 million was spent through December 31, 2005, plus the cost of constructing a related hydrogen plant, which we estimate to be approximately $28 million, of which $7 million was spent in 2005. The estimated cost of complying with the low-sulfur gasoline specifications is $97 million, which is expected to be incurred primarily in 2010. In addition, we have various other regulatory capital projects that we estimate will cost approximately $11 million in 2006 and approximately $9 million in 2007, of which a flare gas recovery project is a major component. Another major component of the regulatory capital projects estimates is nitrogen oxides (NOx) controls, which include large scale projects beginning in 2006.

      The estimated capital expenditures for regulatory projects described above are summarized in the table below. If we were to lose our status as a small refiner, expenditures for the low-sulfur gasoline requirements would be accelerated.

						2011 and
	2006	2007	2008	2009	2010	Thereafter	Total

	(Dollars in millions)
Low-sulfur gasoline	$—	$—	$—	$—	$97	$—	$97
Ultra low-sulfur diesel	13	—	—	—	—	—	13
Hydrogen plant	21	—	—	—	—	—	21
Various other regulatory projects	11	9	8	1	—	—	29

Total	$45	$9	$8	$1	$97	$	$160

Contractual Obligations and Commercial Commitments
      Information regarding our contractual obligations of the types described below as of December 31, 2005, is set forth in the following table.

	Payments Due by Period

	Less than	1-3	3-5	More Than
Contractual Obligations	1 Year	Years	Years	5 Years	Total

	(Dollars in thousands)
Long-term debt obligations	$2,000	$4,000	$4,000	$139,500	$149,500
Capital lease obligations	—	—	—	—	—
Operating lease obligations	106	150	23	—	279
Purchase obligations	—	—	—	—	—
Other obligations(1)(2)(3)	5,859	22,780	22,788	2,942	54,369

Total obligations	$7,965	$26,930	$26,811	$142,442	$204,148

(1)	In June 2005, we entered into a sulfuric acid regeneration and sulfur gas processing agreement with DuPont. Under the agreement, we have a long-term commitment to purchase services for use by our refinery. Upon completion of the project, which is expected to occur by the end of 2007, the annual commitment for these services will range from $10.0 million increasing to $16.0 million per year over the next 20 years. Prior to this agreement, we incurred direct operating expenses related to sulfuric acid regeneration under a short-term agreement. The future payments are not included in the table, as payments do not commence until completion of the project.

(2)	In August 2005, we entered into a Throughput and Distribution Agreement and associated Storage Agreement with Magellan Pipeline Company, L.P. Under these agreements, we have a long-term commitment beginning in February 2006 to provide for the transportation and storage of alkylate and other refined products from the Gulf Coast to our refinery via the Magellan South System. The minimum payment commitments are included in the table.

(3)	We are obligated to make future expenditures related to our pension and post-retirement obligations. Payments related to our pension are not fixed and cannot be reasonably determined beyond 2006; therefore, they are not included in the table. Estimated post-retirement obligation payments are included in the table. Our pension and post-retirement obligations are discussed in Note 7 of the Notes to Financial Statements.

Off-Balance Sheet Arrangements
      We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      Changes in commodity prices and interest rates are our primary sources of market risk.

Commodity Price Risk
      We are exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline and other refined products, changes in the economy, worldwide production levels, worldwide inventory levels and governmental regulatory initiatives. Our risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations.
      In order to manage the uncertainty relating to inventory price volatility, we have consistently applied a policy of maintaining inventories at or below a targeted operating level. In the past, circumstances have occurred, such as turnaround schedules or shifts in market demand that have resulted in variances between our actual inventory level and our desired target level. We may utilize the commodity futures market to manage these anticipated inventory variances.
      We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of December 31, 2005, we held approximately 3.8 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $38.05 per barrel. As of December 31, 2005, current cost exceeded the carrying value of LIFO costs by $80.0 million. We refer to this excess as our LIFO reserve.
      In accordance with SFAS No. 133, all commodity futures contracts are recorded at fair value and any changes in fair value between periods is recorded in the other income (expense) section as gain (loss) from derivative activities.
      We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts or price swaps and are entered into with counterparties that we believe to be creditworthy. We have elected not to designate these instruments as cash flow hedges for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses are reflected in gain (loss) from derivative activities at the end of each period. For the year ended December 31, 2005, we had $8.1 million in net realized and unrealized losses accounted for using mark-to-market accounting.
      At December 31, 2005, we had open commodity derivative instruments consisting of price swaps on 350,000 barrels of refined products, primarily to fix margins on first quarter 2006 refined product sales. These open instruments had total unrealized net gains at December 31, 2005, of approximately $190,000.
      During 2005, we did not have any derivative instruments that were designated and accounted for as hedges.

Interest Rate Risk
      As of December 31, 2005, all of our $149.5 million of outstanding debt was at floating interest rates. An increase of 1.0% in the LIBOR rate would result in an increase in our interest expense of approximately $1.5 million per year. After giving effect to our initial public offering and the application of the proceeds thereof, we would have no outstanding floating interest rate debt.

Item 8.	Financial Statements and Supplementary Data
      The information required by this Item is contained in a separate section of this report. See “Index of Financial Statements” (page F-1).

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
      There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III
      The information required in this Part III (including Items 10 through 14) is incorporated by reference to Western Refining, Inc.’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Financial Statements:

See Index to Financial Statements on page F-1.
      (b) The following exhibits are filed herewith:

Number		Exhibit Title

1.1		Underwriting Agreement, dated January 18, 2006, by and among Western Refining, Inc. (the “Company”), Banc of America Securities LLC, Deutsche Bank Securities, Inc., Bear, Stearns & Co., Inc and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2006 (SEC File No. 001-32721))
1.2		Contribution Agreement, dated January 24, 2006, by and among the Company, Refinery Company, L.C., RHC Holdings, L.P., Western Refining GP, LLC, Western Refining LP, LLC, WRC Refining Company and Western Refining Company, L.P. (“Western Refining LP”). (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

3	.1*	Certificate of Incorporation of the Company

3	.2*	Bylaws of the Company

4.1		Specimen of Company Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))

4.2		Registration Rights Agreement, dated January 24, 2006, by and between the Company and each of the stockholders listed on the signature pages thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.1†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Paul L. Foster. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.2†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Jeff A. Stevens. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.3†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Ralph A. Schmidt. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.4†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Scott D. Weaver. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.5†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Gary R. Dalke. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.6†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Lowry Barfield. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10.7		Amended and Restated Term Loan Agreement, dated July 29, 2005, by and among Western Refining LP, Bank of America, N.A., the other Lenders party thereto and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

Number		Exhibit Title

10.8		Amended and Restated Revolving Credit Agreement, dated as of January 24, 2006, by and among the Company, Western Refining LP, Bank of America, N.A., the other Lenders party thereto and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.9†	Form of Indemnification Agreement, by and between the Company and each director and officer of the Company party thereto. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10.10		Operating Agreement, dated May 6, 1993, by and between Western Refining LP and Chevron U.S.A. Inc. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10.11		Purchase and Sale Agreement, dated May 29, 2003, by and among Chevron U.S.A. Inc., Chevron Pipe Line Company, Western Refining LP and Kaston Pipeline Company, L.P. (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10.12		Lease Agreement, dated October 24, 2005, by and between Western Refining LP and Transmountain Oil Company, L.C. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10	.13†	RHC Holdings, L.P. Long-Term Unit Equity Appreciation Rights Plan, dated August 25, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10	.14†	RHC Holdings, L.P. Long-Term Equity Appreciation Rights Award, dated August 25, 2003, by and between Gary R. Dalke and RHC Holdings, L.P. (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10	.15†	Long-Term Equity Appreciation Rights Award Amendment Agreement, dated November 9, 2005, by and between Gary R. Dalke, RHC Holdings, L.P., the Company and Western Refining LP (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))

10	.16†	Long-Term Equity Appreciation Rights Award Second Amendment Agreement, dated December 31, 2005, by and between Gary R. Dalke, the Company and Western Refining LP (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on January 3, 2006 (SEC File No. 333-128629))

10	.17*†	Western Refining Long-Term Incentive Plan.

10	.18†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))

10	.19†	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))

10.20		Letter Agreement, dated June 24, 2005, by and between Western Refining Company, L.P. and Ascarate Group LLP. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10.21		Promissory Note, dated June 24, 2005, by Ascarate Group LLP in favor of Western Refining LP (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

Number		Exhibit Title

10.22		Non-Exclusive Aircraft Lease Agreement, dated December 13, 2004, by and between N456JW Aviation, Inc. and Western Refining LP. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10	.23†	Summary of Compensation for Non-Employee Directors (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)

10.24		Form of Time Share Agreement, dated November 20, 2004, by and between Western Refining LP and the persons parties thereto. (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))

21	.1*	Subsidiaries of the Company

31	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.
      (c) All financial statement schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.
      The Company’s 2005 Annual Report is available upon request. Stockholders of the Company may obtain a copy of any exhibits to this Form 10-K at a charge of $0.10 per page. Requests should be made to: Investor Relations, Western Refining, Inc., 6500 Trowbridge Drive, El Paso, Texas 79905.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in El Paso, State of Texas, on this 24th day of March, 2006.

WESTERN REFINING, INC.

By:	/s/ Paul L. Foster

Name: Paul L. Foster

Title:	President and Chief Executive Officer
      Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul L. Foster Paul L. Foster	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2006

/s/ Gary R. Dalke Gary R. Dalke	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2006

/s/ Ralph A. Schmidt Ralph A. Schmidt	Chief Operating Officer Director	March 24, 2006

/s/ Jeff A. Stevens Jeff A. Stevens	Executive Vice President and Director	March 24, 2006

/s/ Scott D. Weaver Scott D. Weaver	Chief Administrative Officer, Assistant Secretary and Director	March 24, 2006

/s/ Carin M. Barth Carin M. Barth	Director	March 24, 2006

/s/ L. Frederick Francis L. Frederick Francis	Director	March 24, 2006

/s/ Brian J. Hogan Brian J. Hogan	Director	March 24, 2006

Report of Independent Registered Public Accounting Firm
The Partners of Western Refining Company, L.P.
      We have audited the accompanying balance sheets of Western Refining Company, L.P. as of December 31, 2005 and 2004, and the related statements of operations, partnership capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Refining Company, L.P. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
March 1, 2006
Dallas, Texas

WESTERN REFINING COMPANY, L.P.
BALANCE SHEETS

	As of December 31,

	2004	2005

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,955	$180,812
Trade accounts receivable	88,501	151,977
Inventories	144,958	145,769
Prepaid expenses	3,082	4,210
Due from affiliate	—	20
Other current assets	5,129	6,143

Total current assets	286,625	488,931
Property, plant, and equipment, net	67,465	149,234
Other assets, net of amortization	5,747	5,456

Total assets	$359,837	$643,621

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$169,664	$250,247
Accrued liabilities	18,226	25,977
Deferred compensation payable	—	27,950
Current portion of long-term debt	10,000	2,000

Total current liabilities	197,890	306,174
Long-term liabilities:
Long-term debt, less current portion	45,000	147,500
Post-retirement and other liabilities	9,355	12,003

Total long-term liabilities	54,355	159,503
Commitments and contingencies
Total partners’ capital	107,592	177,944

Total liabilities and partners’ capital	$359,837	$643,621

The accompanying notes are an integral part of these financial statements.

WESTERN REFINING COMPANY, L.P.
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Net sales	$924,792	$2,215,170	$3,406,653
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	830,667	1,989,917	3,001,779
Direct operating expenses (exclusive of depreciation and amortization)	41,986	110,006	131,218
Selling, general and administrative expenses	11,861	17,239	43,486
Maintenance turnaround expense	—	14,295	6,999
Depreciation and amortization	1,698	4,521	6,272

Total operating costs and expenses	886,212	2,135,978	3,189,754

Operating income	38,580	79,192	216,899
Other income (expense):
Interest income	265	1,022	4,854
Interest expense	(3,645)	(5,627)	(6,578)
Amortization of loan fees	(914)	(2,939)	(2,113)
Write-off of unamortized loan fees	—	—	(3,287)
Loss from derivative activities	—	(4,018)	(8,127)
Other income (expense), net	6,822	(172)	(548)

Net income	$41,108	$67,458	$201,100

Unaudited pro forma income tax information (Note 2):
Net income (before taxes)	$41,108	$67,458	$201,100
Unaudited pro forma provision for income taxes	15,004	24,622	73,402

Unaudited pro forma net income	$26,104	$42,836	$127,698

The accompanying notes are an integral part of these financial statements.

WESTERN REFINING COMPANY, L.P.
STATEMENTS OF PARTNERSHIP CAPITAL

	Limited		General Partner
	Partner RHC	Capital	Refinery	Capital
	Holdings, L.P.	Percentage	Company, L.C.	Percentage	Total

	(Dollars in thousands)
Balance at December 31, 2002	$36,708	99%	$373	1%	$37,081
Net income	40,697		411		41,108
Capital distributions paid to partners	(9,402)		(95)		(9,497)

Balance at December 31, 2003	68,003	99%	689	1%	68,692
Net income	66,784		674		67,458
Non-cash capital contribution from limited partner	3,984		—		3,984
Capital distributions paid to partners	(32,215)		(327)		(32,542)

Balance at December 31, 2004	106,556	99%	1,036	1%	107,592
Net income	199,089		2,011		201,100
Non-cash capital contribution from limited partner	23,966		—		23,966
Assumption of limited partner liability	(27,950)		—		(27,950)
Capital distributions paid to partners	(125,496)		(1,268)		(126,764)

Balance at December 31, 2005	$176,165	99%	$1,779	1%	$177,944

The accompanying notes are an integral part of these financial statements.

WESTERN REFINING COMPANY, L.P.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Operating Activities
Net income	$41,108	$67,458	$201,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,698	4,521	6,272
Amortization of loan fees	914	2,939	2,113
Write-off of unamortized loan fees	—	—	3,287
Deferred compensation expense	—	3,984	23,966
Changes in operating assets and liabilities:
Accounts receivable	(49,515)	(19,682)	(63,476)
Inventories	(3,426)	(35,514)	(811)
Prepaid expenses	(2,816)	358	(1,128)
Other assets	74	(4,389)	(1,342)
Accounts payable	67,715	64,117	80,583
Accrued liabilities	7,888	4,361	7,751
Due from/to affiliate	2,092	(2,092)	—
Post-retirement and other long-term liabilities	720	961	2,648

Net cash provided by operating activities	66,452	87,022	260,963

Investing Activities
Capital expenditures	(3,164)	(19,045)	(87,988)
Purchase of North Refinery assets	(101,566)	—	—

Net cash used in investing activities	(104,730)	(19,045)	(87,988)

Financing Activities
Additions to long-term debt	109,945	—	150,000
Payments on long-term debt	(8,538)	(52,746)	(55,500)
Debt issuance costs	(7,057)	(1,434)	(4,854)
Capital distributions paid to partners	(9,497)	(32,542)	(126,764)

Net cash (used in) provided by financing activities	84,853	(86,722)	(37,118)

Net (decrease) increase in cash and cash equivalents	46,575	(18,745)	135,857
Cash and cash equivalents at beginning of year	17,125	63,700	44,955

Cash and cash equivalents at end of year	$63,700	$44,955	$180,812

Supplemental Cash Flow Information
Interest paid	$3,831	$4,884	$6,676

The accompanying notes are an integral part of these financial statements.

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, 2004 and 2005

1.	Organization and Basis of Presentation
      Western Refining Company, L.P. (the Company), formerly known as Refinery Holding Company, L.P., is a limited partnership formed in May 1993 to own and operate a refinery located in El Paso, Texas. In connection with the consummation of an initial public offering transaction by Western Refining, Inc., the Company’s parent, on January 24, 2006, the ownership structure of the Company was reorganized whereby Western Refining, Inc. became the indirect owner of the Company and all of its refinery assets. See Note 14, “Initial Public Offering for Western Refining, Inc.” for further discussion.
      On August 29, 2000, Western Refining Company and its wholly owned subsidiary, RHC Holdings, L.P., entered into an agreement to purchase all of the limited partnership interests of the Company and Refinery Company, L.C., the general partner of the Company through the issuance of notes payable to the former partners. As a result of that transaction, RHC Holdings became the 99% limited partner in the Company and Western Refining Company became the owner of 100% of the general partner. The purchase price of that transaction has been pushed down to the Company, and the results have been included in the financial statements.
      In connection with the August 29, 2000, purchase transaction, the Company made a $3.0 million contingent purchase price adjustment payment in August 2005. The contingent consideration paid was the result of a 2005 renegotiation of a potential contingent payment due under the August 29, 2000 purchase agreement. The Company treated the payment as an additional purchase price adjustment and increased the basis of the related property, plant and equipment to be depreciated over the remaining lives of the assets. There is an additional contingent consideration payment remaining under the agreement that expires on April 29, 2006, but it is not material.
      The Company is engaged in the business of refining crude oil into gasoline, diesel fuels, and other refined products, and selling its products, as well as refined products purchased from third parties, to various customers located in the Southwest region of the U.S. and Mexico. The Company operates as one business segment.
      Demand for gasoline is generally higher during the summer months than during the winter months. In addition, oxygenate is added to the gasoline in the Company’s markets during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower prices in the winter months. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year.
      The International Union of Operating Engineers represents the hourly workforce at the Company’s El Paso, Texas, refinery pursuant to an agreement that expires in April 2009. At December 31, 2005, there were approximately 210 employees represented by the union and approximately 360 total employees.
      The Company’s limited partners are limited in liability to the extent of each partner’s capital account. The limited partnership agreement provides that the partnership will terminate on April 30, 2023.

2.	Summary of Accounting Policies

Cash Equivalents
      Cash equivalents consist of investments in money market accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Accounts Receivable
      Accounts receivable are due from a diverse customer base including companies in the petroleum industry, railroads, airlines and the federal government. Credit is extended based on an evaluation of the customer’s financial condition. Historically, the Company has not had any credit losses; therefore it does not currently maintain an allowance for doubtful accounts.

Inventories
      Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market. Cost is determined principally under the last-in, first-out (LIFO) valuation method. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances.

Property, Plant, and Equipment
      Property, plant, and equipment are stated at cost. The Company capitalizes interest on expenditures for capital projects in process greater than one year until such projects are ready for their intended use. No interest had been capitalized in 2003 and 2004. Approximately $1.3 million of interest was capitalized in 2005.
      Depreciation is provided on the straight-line method at rates based upon the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for such assets are as follows: refinery and related equipment, 4 to 20 years; and computers, software and other depreciable assets, 3 to 5 years.

Other Assets
      Other assets consist of loan origination fees, license agreements and other assets that are related to the various refinery process units and are stated at cost. Amortization is provided on a straight-line basis over the term of the note or over the life of the process units. Accumulated amortization was $4.0 million and $0.6 million at December 31, 2004 and 2005, respectively.

Revenue Recognition
      Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has the assumed risk of loss, and when payment has been received or collection is reasonably assured. Transportation, shipping and handling costs incurred are included in cost of products sold.

Cost Classifications
      Cost of products sold includes cost of crude oil, other feedstocks, blendstocks, purchased finished products, transportation and distribution costs. Direct operating expenses include direct costs of labor, maintenance materials and services, chemicals and catalysts, natural gas, utilities, and other direct operating expenses. Until August 2003, direct operating expenses consisted of a processing fee paid to ChevronTexaco Corporation (Chevron) (see Note 3).

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Maintenance Turnaround Expense
      Refinery process units require regular major maintenance and repairs which are commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit, but generally is every four years. Turnaround costs are expensed as incurred.

Deferred Compensation
      The Company records expenses related to deferred compensation agreements executed in fiscal 2003 and 2004 between certain employees and its limited partner, as amended in November and December 2005, which were historically deemed to be a non-cash capital contribution of the limited partner. Expense has been recognized ratably over the vesting periods of the individual participants based upon the value of such agreements, as defined. Deferred compensation expense is recorded as selling, general and administrative expenses in the accompanying statements of operations. Deferred compensation expense was $4.0 million in fiscal 2004 and $24.0 million in fiscal 2005. No expense was recorded in fiscal 2003.
      In November and December 2005, the Company, Western Refining, Inc. and the Company’s then limited partner amended the deferred compensation agreements executed in fiscal 2003 and fiscal 2004 between certain employees and its then limited partner. Pursuant to the amended agreements, the Company has assumed the obligation of its then limited partner and the deferred compensation agreements have been terminated in exchange for a cash payment of $28.0 million to the participants in such plan plus either the granting of restricted stock, which will vest ratably over a two-year period, or an additional cash payment. The $28.0 million cash payment was made in January 2006 following the sale of Western Refining, Inc.’s common stock in connection with its initial public offering. In addition, approximately 1.8 million shares of restricted stock having a value of $30.1 million at the date of grant were granted in January 2006 to the prior deferred compensation participants. The value of such restricted shares will be expensed over a two-year period.

Financial Instruments and Fair Value
      Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. Those customers accounting for more than 10% of the Company’s revenues were Chevron and Phoenix Fuel Company, which is a wholly owned subsidiary of Giant Industries (see Note 11). Credit risk is minimized as a result of the credit quality of the Company’s customer base. As a result, the Company has not had any credit losses associated with its accounts receivable.
      The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.
      The Company has adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. This standard established accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. SFAS 133 does not consider typical purchases and sales of commodities and inventories that are net settled in physical quantities over a reasonable period of time in the normal course of business to be derivatives. SFAS 133 specifically exempts these normal purchases and normal sales from hedge accounting.
      The Company enters into crude oil and refined product forward contracts to facilitate the supply of crude oil to the refinery and the sale of refined products. We believe that these contracts qualify for the normal purchases and normal sales exception under SFAS 133 because deliveries under the contracts will be in quantities expected to be used or sold over a reasonable period of time in the normal course of

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
business. These transactions are reflected in cost of products sold in the period in which delivery of the crude oil takes place.
      In addition, the Company maintains a refined products pricing strategy, which includes the use of forward and swap contracts, to minimize significant fluctuations in earnings caused by the volatility of refined products prices. The estimated fair values of forward and swap contracts are based on quoted market prices and generally have maturities of three months or less. These transactions historically have not qualified for hedge accounting in accordance with SFAS 133 and, accordingly, these instruments are marked to market at each period end and are included in other current assets or other current liabilities. Gains and losses related to these instruments are included in the statement of operations as gain (loss) from derivative activities.
      The Company does not believe that there is a significant credit risk associated with the Company’s derivative instruments, which are transacted through counterparties meeting established collateral and credit criteria.

Pension and Other Post-Retirement Obligations
      Pension and other post-retirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, and assumed discount rates and demographic data.
      In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on the accounting for, and disclosure of, the effects of the Medicare Prescription Act. FSP 106-2 is effective for periods beginning after June 15, 2004. The accompanying financial statements reflect the effects of the Act on the accumulated postretirement benefit obligation and net postretirement benefit cost.

Asset Retirement Obligations
      The Company does not have any material asset retirement obligations for which it would be required to record the fair value of a liability as required under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

Environmental and Other Loss Contingencies
      The Company records liabilities for loss contingencies, including environmental remediation costs, when such losses are probable and can be reasonably estimated. Environmental costs are expensed if they relate to an existing condition caused by past operations with no future economic benefit. Estimates of projected environmental costs are made based upon internal and third-party assessments of contamination, available remediation technology and environmental regulations. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties.

Income Taxes
      Historically, the Company has not incurred income taxes because its operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions are periodically made to the partners to fund the tax obligations resulting from the partners’ being taxed on their proportionate share of the partnership’s taxable income.

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The unaudited pro forma provision for income tax information on the accompanying statements of operations for the years ended December 31, 2003, 2004 and 2005, reflects a blended statutory rate of 36.5%. This rate includes a federal rate of 35.0% and a state income tax rate of 1.5% (net of federal benefit). Historically, the Company has not incurred income taxes because its operations were conducted as an operating partnership that was not subject to income taxes.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123R, Share-Based Payment, which will require the expensing of stock options and other share-based compensation payments to employees. We adopted this standard effective as of January 1, 2006. We intend to apply SFAS No. 123R to awards under our Western Refining Long-Term Incentive Plan and to awards modified, repurchased or cancelled after January 1, 2006. The magnitude of the impact of adopting SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based incentive awards granted in the future.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event when the amount can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under SFAS No. 143. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material affect on the Company’s financial position or results of operations.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, the standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is not expected to have a significant impact on the Company’s financial position or results of operations.
      The Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, and the FASB ratified it on September 28, 2005. This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business, specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The consensus in this Issue is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. The Company does not believe that its revenues or cost of sales will be materially affected by applying the Issue’s consensus.

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	North Refinery Asset Acquisition
      Prior to August 29, 2003, the Company had an operating agreement with Chevron that required Chevron to process approximately 25,000 bpd of crude oil on the Company’s behalf and deliver to the Company approximately 23,750 bpd of refined products. The Company marketed these refined products along with other refined products acquired from third parties. The Company paid Chevron a processing fee for each barrel of crude oil processed under the operating agreement, which the Company classified as direct operating expenses. Chevron was entitled to all of the refined products from the refinery other than the 23,750 bpd delivered to the Company, and Chevron was responsible for all of the operating expenses, environmental compliance costs, maintenance costs and turnaround costs of the refinery.
      The Company acquired the North Refinery assets, which consisted of fixed assets and inventories, from Chevron on August 29, 2003, at which time the Company assumed full operational responsibility for the integrated refinery. The Company also hired substantially all of the operational employees who were working at the refinery at the time of the acquisition. In addition, the Company hired other non-Chevron employees in areas such as accounting, human resources, environmental and safety, and engineering to support its operations. Kaston Pipeline Company, L.P., a former affiliate of the Company, acquired a West Texas crude oil pipeline from Chevron Pipe Line Company at the same time. The refinery assets and inventories were acquired for $101.6 million, financed in part by a term loan (see Note 6).
      The acquisition was accounted for as a purchase, whereby the purchase price was allocated to the assets acquired and liabilities assumed. The Company finalized the purchase price allocation during 2004, which included establishing a projected benefit obligation related to pension and other post retirement plans established concurrent with the acquisition. The financial statements include the results of operations for the North Refinery assets since August 30, 2003.

4.	Inventories
      Inventories are as follows (in thousands, except cost per barrel):

	As of December 31,

	2004			2005

			LIFO			LIFO
		LIFO	Cost per		LIFO	Cost per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel

Refined products	1,492	$60,862	$40.78	1,327	$52,664	$39.69
Crude oil and other	2,407	84,096	34.93	2,504	93,105	37.19

	3,899	$144,958		3,831	$145,769

      The Company determines market value inventory adjustments by evaluating crude oil and refined products inventory on an aggregate basis. The excess of the current cost of inventories over LIFO cost was $30.3 million and $80.0 million at December 31, 2004 and 2005, respectively.

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant, and Equipment
      Property, plant, and equipment are as follows (in thousands):

	As of December 31,

	2004	2005

Refinery and related equipment	$59,214	$73,937
Computers and software	1,634	2,939
Construction in process	11,687	82,386
Other	2,766	4,027

	75,301	163,289
Less accumulated depreciation	7,836	14,055

	$67,465	$149,234

      The useful lives of depreciable assets used to determine depreciation expense were as follows:

Refinery and related equipment	4 - 20 years
Computers and software	3 - 5 years
Other	3 - 5 years

6.	Long-Term Debt
      Long-term debt at December 31, 2004 and 2005 consisted of the following (in thousands):

	As of December 31,

	2004	2005

New Term Loan	$—	$149,500
New Revolver	—	—
Old Term Loan	55,000	—
Old Revolver	—	—

	55,000	149,500
Less current portion	(10,000)	(2,000)

Total long-term debt	$45,000	$147,500

      In July 2005, the Company entered into the delayed-draw term loan facility (New Term Loan) arranged by Banc of America Securities LLC. The term loan facility had a maturity date of July 27, 2012. The term loan facility provided for loans of up to $200 million, which were available in $150 million and $50 million tranches. The Company borrowed $150 million under this facility on July 29, 2005, and subject to certain conditions, the remaining $50 million under the New Term Loan could have been borrowed at any time until November 30, 2005. On October 28, 2005, the Company elected to terminate the remaining $50 million of availability under the New Term Loan. In December 2005, the Company made a required quarterly principal payment of $500,000 under the New Term Loan facility, thereby leaving an outstanding principal balance of $149.5 million at December 31, 2005. The New Term Loan, which was secured by our fixed assets, including our refinery, was used to refinance certain of the Company’s indebtedness and could have been used for working capital and capital expenditures, certain permitted distributions and general corporate purposes. The New Term Loan provided for a commitment fee of 0.75% per annum on the $50 million tranche until it was terminated. Borrowing rates were initially based on LIBOR plus 2.5% or prime plus 1.5%, which decreased upon achievement of certain ratings

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
targets. The New Term Loan contained customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum equity, minimum interest coverage and maximum leverage. The Company was in compliance with these covenants at December 31, 2005. In addition, the New Term Loan contained an event of default provision that would have been triggered if the current beneficial ownership of the Company fell below 30%. The Term Loan was paid in full on January 2006 with proceeds from Western Refining, Inc.’s initial public offering and the facility was terminated.
      On August 29, 2003, the Company and Kaston Pipeline Company, L.P. (Kaston), an affiliate of the Company until August 31, 2004, entered into a loan agreement with a bank syndicate for a term loan (Old Term Loan) in the amount of $125 million, of which $109.9 million was allocated to the Company based on the asset cost as defined in the purchase and sale agreement related to the North Refinery asset acquisition. The loan agreement was amended in March 2004. The amendment modified certain terms of the loan agreement, including reducing the interest rate to LIBOR plus 3.5% per annum from 5.0% per annum. The loan agreement was further modified in August 2004 to release Kaston from the agreement as all partnership interests in Kaston were sold (see Note 9). The loan had a term of five years. The loan document provided for principal payments of $2.5 million paid quarterly beginning on December 31, 2003. In addition, the loan document provided for a payment equal to 50% of the Company’s excess cash flow as defined in the loan agreement. The loan was guaranteed by affiliates of the Company and was secured by refinery assets of the Company. This loan was paid in full on July 29, 2005, with a portion of the proceeds from the New Term Loan.
      In July 2005, the Company entered into the revolving credit facility (New Revolver) with a group of banks led by Bank of America, N.A., which was amended and restated on January 2006 in connection with Western Refining, Inc.’s initial public offering to add Western Refining, Inc. as a co-borrower. The New Revolver matures on July 28, 2010. The New Revolver is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $150 million (which can be expanded to $200 million), and provides for letters of credit and swing line loans. There was no debt outstanding under the New Revolver at December 31, 2005, and as of that date, the Company had availability of $89.1 million due to outstanding letters of credit. The New Revolver, secured by certain cash, accounts receivable and inventory, can be used for working capital and capital expenditures, certain permitted distributions and general corporate purposes. The New Revolver provides for a quarterly commitment fee of 0.3% per annum, letter of credit fees of 1.625% per annum payable quarterly, and borrowing rates initially based on LIBOR plus 1.625%, each of which are subject to adjustment based upon Western Refining, Inc.’s consolidated leverage ratio. Availability under the New Revolver is subject to the accuracy of representations and warranties and absence of a default. The New Revolver contains customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum net worth, minimum interest coverage and maximum leverage. The Company was in compliance with these covenants at December 31, 2005. In addition, the New Revolver contains an event of default provision that will be triggered if the current voting equity interests of Western Refining, Inc. falls below 30% or if the Company ceases to be a wholly owned subsidiary of Western Refining, Inc.
      During December 2002, the Company signed a $45 million secured debt facility (Old Revolver) expiring on December 5, 2005. On August 29, 2003, the facility was amended and restated increasing the limit on the facility to $140 million and extending the expiration to August 29, 2006. Availability under the credit facility was subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowing under the debt facility accrued interest, at the Company’s option, at the prime rate of the bank plus an adjustment ranging from 0.00% to 0.25% or the LIBOR rate plus an adjustment ranging from 2.00% to 2.75%, both of which are limited by the maximum rate, as defined. The

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
debt facility included an unused line fee in the amount of 0.5% on the unused portion of the debt facility. This facility was replaced with the New Revolver on July 29, 2005.
      The New Revolver provides for the issuance of letters of credit. As of December 31, 2005, the Company had $60.9 million of outstanding letters of credit under the New Revolver.
      In connection with the July 2005 transactions, the Company incurred $4.9 million in new deferred financing costs that will be amortized over the life of the related facilities. In addition, the Company recorded an expense of $3.3 million related to the write-off of previously recorded deferred financing costs in July 2005. In connection with the repayment of the New Term Loan with the proceeds of Western Refining, Inc.’s initial public offering, the Company expects to write off $2.3 million of unamortized loan fees in the first quarter of 2006.
      The aggregate annual maturities of long-term debt as of December 31, 2005, are (in thousands):

2006	$2,000
2007	2,000
2008	2,000
2009	2,000
2010	2,000
2011 and thereafter	139,500

Total long-term debt	$149,500

7.	Pensions and Post-Retirement Obligations
      Concurrent with the North Refinery asset acquisition, the Company adopted a pension plan and post-retirement medical benefits plan covering certain previous employees of Chevron. The liabilities associated with these plans are (in thousands):

	2004	2005

Minimum pension liability at end of year	$(8,106)	$(10,627)
Minimum post-retirement medical benefits liability at end of year	(1,249)	(1,369)

Total pension and post-retirement medical benefits liability at end of year	$(9,355)	$(11,996)

Pensions
      Effective September 1, 2003, and as part of the North Refinery asset acquisition, the Company adopted a new defined benefit pension plan covering certain previous employees of Chevron. Benefits under this plan are based primarily on years of service and compensation levels. The Company will make contributions to the plan sufficient to meet the minimum funding requirements of applicable laws and regulations.

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following tables set forth significant information about the pension plan, the reconciliation of the benefit obligation, plan assets, funded status and significant assumptions and are based upon an annual measurement date of December 31 (in thousands):

	2004	2005

Benefit obligation at beginning of the year	$7,080	$9,236
Service cost	1,696	2,555
Interest cost	460	777
Actuarial (gain) loss	—	2,722
Benefits paid	—	(19)

Benefit obligation at end of year	$9,236	$15,271

	2004	2005

Net periodic benefit cost includes:
Service cost	$1,696	$2,555
Interest cost	460	777
Expected return on assets	(36)	(105)
Recognized net actuarial (gain) loss	—	260

Net periodic benefit cost	$2,120	$3,487

Fair value of plan assets at beginning of year	$—	$1,149
Company contribution	1,094	966
Actual return on plan assets	55	94
Benefits paid	—	(19)

Fair value of plan assets at end of year	$1,149	$2,190

Unfunded status	$(8,087)	$(13,081)
Unrecognized net (gain) loss	(19)	2,454

Minimum pension liability at end of year	$(8,106)	$(10,627)

Weighted-average assumptions:
Discount rate	6.5%	6.5%
Expected long-term return on assets(1)	6.5%	6.5%
Salary scale	3.0%	3.0%

(1)	Based upon historical long-term rates of return and the current returns of similarly invested portfolios.
      The accumulated benefit obligation for the pension plan was $1.9 million and $4.7 million for 2004 and 2005, respectively.
      The primary investment strategy is the security and long-term stability of plan assets, combined with moderate growth that corresponds to participants’ anticipated retirement dates. Investments should also provide for sufficient liquid assets to allow the plan to make distributions on short notice to participants who have died or become disabled and are entitled to benefits. Pension plan assets at December 31, 2005, were held in equity securities (64.5%) and debt securities (35.5%). The Company expects to contribute $2.9 million to the plan in 2006.

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The assumed return on plan assets is based on management’s expectation of the long-term return on the portfolio of plan assets. The discount rate used to compute the present value of plan liabilities generally is based on rates of high grade corporate bonds with maturities similar to the average period over which benefits will be paid.
      The following benefit payments, which reflect future service, are expected to be paid in the year indicated (in thousands):

Pension
Benefits

2006	$48
2007	55
2008	104
2009	139
2010	213
2011-2015	5,378

Post-Retirement Obligations
      Concurrent with the North Refinery asset acquisition, the Company adopted a retiree medical plan covering certain previous employees of Chevron. Unlike the pension plan, the Company is not required to fund the retiree medical plan on an annual basis. Based on an annual measurement date of December 31, 2005, the Company has accrued $1.4 million and expensed approximately $120,000 under this plan.
      The components of the post-retirement obligation at December 31, 2005 are (in thousands):

Benefit obligation at beginning of the year	$1,249
Service cost	53
Interest cost	71
Recognized net actuarial (gain) loss	(4)
Purchase price adjustment	—

Benefit obligation at end of year	$1,369

Discount rate	6%
      No benefits were paid for 2005. The following benefits payments are expected to be paid in the year indicated (in thousands):

Post-Retirement
Benefits

2006	$0.6
2007	1.2
2008	2.4
2009	4.4
2010	7.4
2011-2014	95.4

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The health care cost trend rate for 2005 and future years is 4.0%.

	1-Percentage	1-Percentage
	Point Increase(1)	Point Decrease

Impact of change in health care trend rate
Effect on total service cost and interest cost	N/A	(28)
Effect on accumulated benefit obligation	N/A	(246)

(1)	The 1-percentage point increase is not applicable because the maximum Company-provided contribution cannot increase by more than 4%.

8.	Crude Oil and Refined Product Risk Management
      The Company enters into crude oil and refined product forward contracts to facilitate the supply of crude oil to the refinery and sale of refined products. For the year ended December 31, 2005, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil and refined products which qualify as normal purchases and normal sales and that are exempt from SFAS 133. At December 31, 2005, the Company had forward, fixed-price contracts to purchase crude oil of $1.8 million and sell crude oil of $1.9 million. The Company had not entered into net forward, fixed-price contracts to sell refined products at December 31, 2005.
      The Company also uses crude oil and refined products futures or swap contracts to mitigate the change in value of volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and no other cash payments are made. The contract fair value is reflected on the balance sheet and related net gain or loss is recorded as a gain (loss) from derivative activities. Various third-party sources are used to determine fair values for the purpose of marking to market the derivative instruments at each period end. The net unrealized gain on outstanding contracts at December 31, 2005, was $190,000, of which $748,000 was in current assets and $558,000 in current liabilities. This net unrealized gain was recorded in gain (loss) from derivative activities in the statement of operations. The Company realized an $8.3 million net loss from derivative activities on matured contracts during 2005. The fair value of the outstanding contracts was $2.0 million at December 31, 2004, and was included in other current assets, and the related $2.0 million net unrealized gain was recorded in gain (loss) from derivative activities. The Company realized a $6.0 million net loss from derivative activities on matured contracts during 2004.

9.	Related Party Transactions
      The Company had a management agreement with WRC Refining Company, an affiliate of the Company, which provided for the Company to pay WRC Refining Company a fixed management fee and an incentive management fee based on gross profits of the Company. Upon the acquisition of the North Refinery assets, the management agreement was terminated (see Note 3). The Company paid $1.9 million during the year ended December 31, 2003, in management fees to WRC Refining Company. These amounts were included in selling, general and administrative expenses.
      Prior to August 2004, Kaston, a former affiliate of the Company, transported crude oil for the Company. The Company performed certain accounting functions on Kaston’s behalf. Kaston charged the Company tariffs for the use of its pipeline. At December 31, 2003, the Company had a liability of approximately $2.1 million due to Kaston.

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      On June 23, 2004, Kaston and other entities under common control entered into a sale and purchase agreement with an unrelated third party to sell all partnership interests of Kaston. The loan agreement as amended and described in Note 6 permitted the sale of Kaston and released liens on Kaston’s assets and obligations in effect as of such sale, provided that certain provisions of the amendment are met. One of the provisions of the amendment pertaining to the sale of Kaston was that a specified portion of the sale proceeds be used to reduce the balance of the loan. In August 2004, the sale of the Kaston partnership interests was completed and the related proceeds were used to reduce the balance of the loan. To facilitate the loan payment, the limited partner provided $17 million cash to the Company. The Company repaid this balance with interest at market rates on October 21, 2004.
      On December 13, 2004, the Company entered into a non-exclusive aircraft lease agreement with a related party controlled by the Company’s majority stockholder. Pursuant to the lease agreement, an aircraft can be leased by the Company at a rate of $600 per flight hour. In addition, the Company is responsible for all operating and maintenance costs associated with its use of the aircraft. The Company incurred approximately $245,000 in connection with payments to such entity for leasing the aircraft for the year ended December 31, 2005. In addition, the Company incurred approximately $954,000 of other expenses related to operating the aircraft during 2005, of which certain officers agreed to reimburse the Company in the amount of $306,000 related to personal use of the aircraft pursuant to a time sharing agreement with such officers. The Company recently adopted a policy requiring that such officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for use of the aircraft. The Company believes that it leases the aircraft on terms no less favorable to it than would be obtained from an unaffiliated third party.
      The Company has a promissory note due from Ascarate Group LLC, or Ascarate, which was controlled by the Company’s majority stockholder. Up to $2.0 million may be advanced under the terms of the note. The note is secured by deeds of trust for certain properties located near the refinery. Principal plus accrued interest is due in full on June 1, 2010. Interest is payable quarterly at the prevailing prime rate, subject to a maximum of 12% per annum. The principal and accrued interest due as of December 31, 2005 was approximately $82,100. On January 31, 2006, the Company acquired the ownership interests in Ascarate for a nominal amount.
      The Company sells refined products to Transmountain Oil Company, L.C., (Transmountain), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004. For the year ended December 31, 2005, sales to Transmountain totaled approximately $75.2 million at market-based rates. Total accounts receivable due from Transmountain as of December 31, 2005, were $3.2 million. From June 30, 2004 through December 31, 2004, the Company sold approximately $26.5 million of refined products to Transmountain at market-based rates. At December 31, 2004, total accounts receivable due from Transmountain were $2.0 million.
      The Company also recently signed a lease agreement with Transmountain, whereby Transmountain will lease certain office space from the Company at a market-based rate. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The monthly base rental starts at $6,800, subject to adjustment at the end of the first five-year period based upon the change in the Consumer Price Index. Rental payments received from Transmountain were $6,800 during 2005.
      The Company records expenses related to deferred compensation agreements executed in fiscal 2003 and 2004 between certain employees and its limited partner, as amended in November and December 2005, which were historically deemed to be a non-cash capital contribution of the limited partner. Expense has been recognized ratably over the vesting periods of the individual participants based upon the value of such agreements, as defined. Deferred compensation expense is recorded as selling, general and

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
administrative expenses in the accompanying statements of operations. Deferred compensation expense was $4.0 million in fiscal 2004 and $24.0 million in fiscal 2005. No expense was recorded in fiscal 2003.
      In November and December 2005, the Company, Western Refining, Inc. and the Company’s then limited partner amended the deferred compensation agreements executed in fiscal 2003 and fiscal 2004 between certain employees and its then limited partner. Pursuant to the amended agreements, the Company has assumed the obligation of its then limited partner and the deferred compensation agreements have been terminated in exchange for a cash payment of $28.0 million to the participants in such plan plus either the granting of restricted stock, which will vest ratably over a two-year period, or an additional cash payment. The $28.0 million cash payment was made in January 2006 following the sale of Western Refining, Inc.’s common stock in connection with its initial public offering. In addition, approximately 1.8 million shares of restricted stock having a value of $30.1 million at the date of grant were granted in January 2006 to the prior deferred compensation participants. The value of such restricted shares will be expensed over a two-year period.

10.	Contingencies
      Like other petroleum refiners, the Company’s operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company’s policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.
      In May 2000, the Company entered into an Agreed Order with the Texas Natural Resources Conservation Commission for remediation of the Company’s property. On August 7, 2000, the Company purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which the Company expensed in fiscal 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination which occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumes responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. Under the policy, environmental costs outside the scope of the Agreed Order require payment by the Company of a deductible as well as any costs that exceed the covered limits of the insurance policy. At the current time, management is not aware of any additional environmental costs and, therefore, cannot reasonably estimate a liability, if any, for any type of deductible. In addition, under a settlement agreement with the Company, a Chevron subsidiary is obligated to pay 60% of any Agreed Order environmental cleanup costs that would otherwise have been covered under the policy but which exceed the $20 million threshold.
      The EPA has embarked on a Petroleum Refinery Enforcement Initiative, or Initiative, whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing with the EPA a settlement pursuant to the Initiative. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. While at this time it is not known precisely how the Initiative or any resulting settlement may affect the Company, the Company expects to be required to pay penalties and to install additional pollution controls, and, as a result, its operating costs and capital expenditures may increase. Based on current negotiations and information, the Company has estimated the total capital expenditures that may be required pursuant to the Initiative would be approximately $22 million. These capital expenditures would primarily be for installation of a flare gas recovery system for the South Refinery and installation of nitrogen oxides

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
emission controls. These expenditures are budgeted to occur in 2006 ($4 million) and 2007 ($9 million), with the balance budgeted to occur from 2008 thru 2009. These amounts have been included in the Company’s estimated capital expenditures for regulatory projects. Based on current information, the Company does not expect any settlement pursuant to the Initiative to have a material adverse effect on its business, financial condition or results of operations or that any penalties or increased operating costs related to the Initiative will be material.
      Periodically, the Company receives communications from various federal, state and local governmental authorities asserting violation(s) of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. The Company intends to respond in a timely manner to all such communications and to take appropriate corrective action. The Company does not anticipate any such matters currently asserted will have a material adverse impact on our financial condition, results of operations or cash flows.
      Pursuant to the purchase agreement relating to the North Refinery asset acquisition, Chevron retained responsibility for, and control of, certain remediation activities. At the current time the Company is not aware of any additional environmental costs that it would be responsible for relating to the assets acquired, therefore it cannot reasonably estimate a liability, if any.
      In April 2003, the Company received a payment of reparations from a pipeline company as ordered by the Federal Energy Regulatory Commission (FERC). The amount of the payment was $6.8 million, which was included in other income for the year ended December 31, 2003. The pipeline company has sought judicial review of the FERC order, as well as a series of other orders. In the event that the pipeline company prevails in whole or in part in such judicial review, the reparations owed to the Company may be found to be less than the amount paid to the Company in April 2003. In such case, the Company would be required to repay a portion of the payment received in April 2003. The Company does not believe that the judicial review will result in a repayment by the Company of an amount that would have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
      The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

11.	Significant Customers
      The Company sells a variety of refined products to a diverse customer base. Those customers accounting for more than 10% of total revenues for 2005 were Chevron at 18.5% and Phoenix Fuel Company at 16.3%. Sales to Chevron accounted for 17.0% and 22.8% of total revenues for 2003 and 2004, respectively. For 2003 and 2004, respectively, sales to Phoenix Fuel Company accounted for 28.1% and 18.5% of total revenues.

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)

12.	Operating Leases and Other Commitments
      The Company has commitments under long-term operating leases for certain buildings expiring at various dates over the next 5 years. At December 31, 2005, minimum lease payments on operating leases were as follows (in thousands):

Year ending December 31:
2006	$106
2007	92
2008	58
2009	20
2010	3

Total	$279
      Total rental expense was $58,000, $132,000 and $174,000 for the years ended December 31, 2003, 2004 and 2005, respectively.
      In the normal course of business, the Company has long-term commitments to purchase services, such as natural gas, electricity, water and transportation services for use by its refinery at market-based rates. The Company is also party to various refined product and crude oil supply and exchange agreements.
      In June 2005, the Company entered into a sulfuric acid regeneration and sulfur gas processing agreement with DuPont. Under the agreement, the Company will have a long-term commitment to purchase services for use by its refinery. Upon completion of the project, which is expected to occur by the end of 2007, the annual commitment for these services will range from $10.0 million to $16.0 million per year over the next 20 years. Prior to this agreement, the Company incurred direct operating expenses related to sulfuric acid regeneration under a short-term agreement.
      In August 2005, the Company entered into a Throughput and Distribution Agreement and associated Storage Agreement with Magellan Pipeline Company, L.P. Under these agreements, the Company has a long-term commitment beginning in February 2006 to provide for the transportation and storage of alkylate and other refined products from the Gulf Coast to the Company’s refinery via the Magellan South System pipeline. For the first six months of these agreements, the Company is committed to pay $1.6 million per quarter. For the next 4 1/2  years of these agreements, the Company is committed to pay $2.8 million per quarter.

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)

13.	Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2005

	Quarter

	First	Second	Third	Fourth

	(Dollars in thousands)
Net sales	$694,340	$790,840	$998,611	$922,862
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	649,342	690,893	857,560	803,984
Direct operating expenses (exclusive of depreciation and amortization)	29,060	28,931	32,577	40,650
Selling, general and administrative expenses	3,641	6,009	17,260	16,576
Maintenance turnaround expense	5,884	—	—	1,115
Depreciation and amortization	1,353	1,499	1,559	1,861

Total operating costs and expenses	689,280	727,332	908,956	864,186

Operating income	5,060	63,508	89,655	58,676
Interest income	310	688	1,496	2,360
Interest expense	(1,242)	(1,299)	(2,345)	(1,692)
Amortization of loan fees	(759)	(758)	(389)	(207)
Write-off of unamortized loan fees	—	—	(3,287)	—
Gain (loss) from derivative activities	(1,933)	663	(17,312)	10,455
Other (expense), net	—	—	—	(548)

Net income(1)	$1,436	$62,802	$67,818	$69,044

	Year Ended December 31, 2004

	Quarter

	First	Second	Third	Fourth

	(Dollars in thousands)
Net sales	$400,134	$558,517	$616,268	$640,251
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	357,558	476,272	556,654	599,433
Direct operating expenses (exclusive of depreciation and amortization)	27,034	28,743	26,478	27,751
Selling, general and administrative expenses	3,195	4,141	5,139	4,764
Maintenance turnaround expense	14,295	—	—	—
Depreciation and amortization	888	1,014	1,257	1,362

Total operating costs and expenses	402,970	510,170	589,528	633,310

Operating income (loss)	(2,836)	48,347	26,740	6,941
Interest income	94	116	292	520
Interest expense	(1,926)	(1,450)	(1,101)	(1,150)
Amortization of loan fees	(663)	(758)	(759)	(759)
Write-off of unamortized loan fees	—	—	—	—
Gain (loss) from derivative activities	(733)	(1,064)	(4,265)	2,044
Other income (expense), net	—	(608)	420	16

Net income (loss)(1)	$(6,064)	$44,583	$21,327	$7,612

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(1)	Net income does not include income taxes because the Company was a partnership prior to its initial public offering, and these taxes were the responsibility of the partners.

14.	Initial Public Offering for Western Refining, Inc.
      In January 2006, Western Refining, Inc. completed an initial public offering of 18,750,000 shares of its common stock and selling stockholders sold an aggregate of 3,750,000 shares of its common stock. The initial public offering price was $17.00 per share.
      The net proceeds to Western Refining, Inc. from the sale of 18,750,000 shares of its common stock were approximately $297.2 million, after deducting underwriting discounts and commissions. Western Refining, Inc. did not receive any of the net proceeds from any sales of shares of common stock by any selling stockholders. The net proceeds from this offering were used as follows:

•	to repay the Company’s $149.5 million of outstanding term loan debt; and

•	to replenish cash that was used to fund a $147.7 million distribution to the partners of the Company immediately prior to the completion of the offering.
      In connection with the offering, certain selling stockholders granted an option to the underwriters to purchase up to 3,375,000 additional shares in the aggregate at the offering price less the underwriting discount. On January 23, 2006, Western Refining, Inc. was notified that the underwriters exercised their over-allotment option in full. Western Refining, Inc. did not receive any proceeds from the over-allotment exercise.
      Also in connection with the initial public offering, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby Western Refining, Inc. became the indirect owner of the Company and all of its refinery assets. This reorganization was accomplished by Western Refining, Inc. issuing 47,692,900 shares of its common stock to certain entities controlled by its majority stockholder in exchange for the membership and partner interests in the entities that own the Company. Immediately following the completion of the offering, there were 66,443,000 shares of common stock outstanding, excluding any restricted shares issued.
      In January 2006, 1,772,042 shares of restricted stock having a value of $30.1 million at the date of grant were granted to the prior deferred compensation participants (see Note 2). The vesting of such restricted shares will occur over a two-year period. In addition, there were 189,692 shares of restricted stock having a value of $3.5 million at the date of grant that were granted in January and February 2006 to other key employees and outside directors with vesting primarily over a three-year period. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have dividend and voting rights on these shares from the date of grant. The fair value of each share of restricted stock awarded was measured based on the market price as of the date of grant and will be amortized over the respective vesting periods.

15.	Subsequent Events
      The Company completed a planned maintenance turnaround on its South Refinery during the first quarter of 2006. As a result, the South Refinery was shut down for a period of approximately 16 days while the turnaround was being performed. The estimated cost of the turnaround is $22 million, which will be expensed in the first quarter of 2006.
      On March 8, 2006, Western Refining, Inc. announced its first quarterly cash dividend of $0.04 per share on its common stock. The dividend will be paid on April 20, 2006 to stockholders of record at the close of business on March 31, 2006.

WESTERN REFINING COMPANY, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As a result of the initial public offering in January 2006, the Company changed from a partnership structure to a corporate structure. Historically, the Company has not incurred income taxes because its operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were periodically made to the partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of the change in structure, the Company will now recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. As of December 31, 2005, the Company estimates that its net deferred tax liability would have been approximately $21.5 million, resulting primarily from accelerated depreciation. In connection with the change to a corporate holding company structure immediately prior to the closing of the initial public offering, the Company will record income tax expense for the cumulative effect of recording its net deferred tax liability as of the date of conversion. As a result, the Company will now incur income taxes, and its financial statements will reflect the actual impact of income taxes beginning in the first quarter of 2006, including the effect of recording its net deferred tax liability.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Western Refining, Inc.
      We have audited the accompanying consolidated balance sheet of Western Refining, Inc. as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from September 16, 2005 (Inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Refining, Inc. at December 31, 2005, and the results of its operations and its cash flows for the period from September 16, 2005 (Inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
March 17, 2006
Dallas, Texas

WESTERN REFINING, INC.
CONSOLIDATED BALANCE SHEET

December 31,
2005

ASSETS
Current assets:
Cash and cash equivalents	$18,909
Other current assets	18,406

Total current assets	37,315

Total assets	$37,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to affiliate	$20,000
Accrued liabilities	48,395

Total current liabilities	68,395

Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 100 shares issued and outstanding	1
Preferred stock, par value $0.01, 10,000,000 share authorized; no shares issued and outstanding	—
Additional paid in capital	1,999
Accumulated deficit	(33,080)

Total stockholders’ equity	(31,080)

Total liabilities and stockholders’ equity	$37,315

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

Period from
September 16,
2005 (Inception)
to December 31,
2005

Net revenues	$—
Expenses:
Franchise taxes	48,395
Selling, general and administrative expenses	3,091

Total expenses	51,486

Income (loss) before income taxes	(51,486)
Income tax benefit	18,406

Net loss	$(33,080)

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Total		Additional		Total
	Shares	Par	Paid-In	Accumulated	Stockholders’
	Issued	Value	Capital	Deficit	Equity

Balance at September 16, 2005 (Inception)	—	$—	$—	$—	$—
Initial issuance of common stock	100	1	1,999	—	2,000
Net loss	—	—	—	(33,080)	(33,080)

Balance at December 31, 2005	100	$1	$1,999	$(33,080)	$(31,080)

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Period from
September 16,
2005
(Inception) to
December 31,
2005

Operating Activities
Net loss	$(33,080)
Changes in operating liabilities:
Other current assets	(18,406)
Accrued liabilities	48,395

Net cash used in operating activities	(3,091)

Financing Activities
Proceeds from initial issuance of common stock	2,000
Due to affiliate	20,000

Net cash provided by financing activities	22,000

Net increase in cash and cash equivalents	18,909
Cash and cash equivalents at September 16, 2005 (Inception)	—

Cash and cash equivalents at December 31, 2005	$18,909

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
December 31, 2005

1.	Organization and Basis of Presentation
      Western Refining, Inc. (the Company) was formed on September 16, 2005, by Refinery Company, L.C. (Refinery Company) and RHC Holdings, L.P. (RHC). The Company is a Delaware corporation and was formed as a holding company to hold ownership interests in other companies. Upon formation, the Company sold 100 shares of $0.01 par value common stock at a price of $20 per share. Refinery Company purchased one share and RHC purchased 99 shares. From its inception through December 31, 2005, the Company did not conduct any substantive operations.
      Western Refining LP, LLC, or WRLP, is a Delaware limited liability company, which was formed on November 2, 2005, as a wholly-owned subsidiary of the Company. Immediately following the Company’s initial public offering, WRLP became the 99% limited partner of Western Refining Company, L.P. Western Refining GP, LLC, or WRGP, is a Delaware limited liability company, which was formed on November 2, 2005, as a wholly-owned subsidiary of the Company. Immediately following the initial public offering, WRGP became the 1% limited partner of Western Refining Company, L.P. The consolidated financial statements include the accounts of the Company, WRLP and WRGP. All significant intercompany accounts have been eliminated. Earnings (loss) per share data has not been included in the consolidated financial statements, since prior to the completion of the initial public offering it was not meaningful.
      In January 2006, the Company completed an initial public offering of 18,750,000 shares of its common stock and selling stockholders sold an aggregate of 3,750,000 shares of common stock held by them. The initial public offering price was $17.00 per share. The net proceeds to the Company from the sale of 18,750,000 shares of its common stock were approximately $297.2 million, after deducting underwriting discounts and commissions. The Company did not receive any of the net proceeds from sales of shares of common stock by any selling stockholders. The net proceeds from this offering were used as follows:

•	to repay Western Refining Company, L.P.’s $149.5 million of outstanding term loan debt; and

•	to replenish cash that was used to fund a $147.7 million distribution to the partners of Western Refining Company, L.P. immediately prior to the completion of the offering.
      In connection with the offering, certain selling stockholders granted an option to the underwriters to purchase up to 3,375,000 additional shares in the aggregate at the offering price less the underwriting discount. On January 23, 2006, the Company was notified that the underwriters exercised their over-allotment option in full. The Company did not receive any proceeds from the over-allotment exercise.
      Also in connection with the initial public offering, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of Western Refining Company, L.P. and all of its refinery assets. This reorganization was accomplished by the Company issuing 47,692,900 shares of its common stock to certain entities controlled by its majority stockholder in exchange for the membership and partner interests in the entities that owned the Company. Immediately following the completion of the offering, there were 66,443,000 shares of common stock outstanding, excluding any restricted shares issued.
      In January 2006, 1,772,042 shares of restricted stock having a value of $30.1 million at the date of grant were granted to the prior deferred compensation participants of Western Refining Company, L.P. The vesting of such restricted shares will occur over a two-year period. In addition, there were 189,692 shares of restricted stock having a value of $3.5 million at the date of grant that were granted in

WESTERN REFINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
January and February 2006 to other key employees and outside directors with vesting primarily over a three-year period. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have dividend and voting rights on these shares from the date of grant. The fair value of each share of restricted stock awarded was measured based on the market price as of the date of grant and will be amortized over the respective vesting periods.
      Western Refining Company, L.P. is an independent crude oil refiner and marketer of refined products in El Paso, Texas and operates primarily in the Southwest region of the United States, including Arizona, New Mexico and West Texas. Western Refining Company, L.P. is owned by RHC and Refinery Company. The stockholders that control the Company were also the owners of Western Refining Company, L.P. as of December 31, 2005.

2.	Summary of Accounting Policies

Cash and Cash Equivalents
      Cash and cash equivalents consist of cash in a bank account. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes
      The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. The Company evaluates the resulting deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed each period to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets.
      The Company recorded an income tax benefit based upon the net loss reported in the statement of operations at an effective tax rate of approximately 36%. This net operating loss benefit is recorded as a deferred tax asset of $18,000, which the Company expects to realize in 2006.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123R, Share-Based Payment, which will require the expensing of stock options and other share-based compensation payments to employees. Our effective date for adopting this standard will be January 1, 2006. We intend to apply SFAS No. 123R to awards under our new long-term incentive plan and to awards modified, repurchased or cancelled after January 1, 2006. The magnitude of the impact of adopting SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based incentive awards granted in the future.

WESTERN REFINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event when the amount can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under SFAS No. 143. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material affect on the Company’s financial position or results of operations.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, the standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is not expected to have a significant impact on the Company’s financial position or results of operations.
      The Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, and the FASB ratified it on September 28, 2005. This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business; specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The consensus in this Issue is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. The Company does not believe that its revenues or cost of sales will be materially affected by applying the Issue’s consensus.

3.	Subsequent Events
      On March 8, 2006, the Company announced its first quarterly cash dividend of $0.04 per share on its common stock. The dividend will be paid on April 20, 2006 to stockholders of record at the close of business on March 31, 2006.
      As a result of the initial public offering in January 2006, Western Refining Company, L.P. changed from a partnership structure to a corporate structure. Historically, Western Refining Company, L.P. has not incurred income taxes because its operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were periodically made to the partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of the change in structure, the Company will now recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes relating to Western Refining Company, L.P. As of December 31, 2005, the Company estimates that this net deferred tax liability would have been approximately $21.5 million, resulting primarily from accelerated depreciation. In connection with the change to a corporate holding company structure immediately prior to the closing of the initial public offering, the Company will record income tax expense for the cumulative effect of recording the net deferred tax liability as of the date of conversion. As a result, the Company will now incur income taxes relating to the operations of Western Refining Company, L.P., and the Company’s consolidated financial statements will reflect the actual impact of income taxes beginning in the first quarter of 2006, including the effect of recording the net deferred tax liability.

EXHIBIT INDEX

Number		Exhibit Title

1.1		Underwriting Agreement, dated January 18, 2006, by and among Western Refining, Inc. (the “Company”), Banc of America Securities LLC, Deutsche Bank Securities, Inc., Bear, Stearns & Co., Inc and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2006 (SEC File No. 001-32721))
1.2		Contribution Agreement, dated January 24, 2006, by and among the Company, Refinery Company, L.C., RHC Holdings, L.P., Western Refining GP, LLC, Western Refining LP, LLC, WRC Refining Company and Western Refining Company, L.P. (“Western Refining LP”). (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

3	.1*	Certificate of Incorporation of the Company

3	.2*	Bylaws of the Company

4.1		Specimen of Company Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))

4.2		Registration Rights Agreement, dated January 24, 2006, by and between the Company and each of the stockholders listed on the signature pages thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.1†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Paul L. Foster. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.2†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Jeff A. Stevens. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.3†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Ralph A. Schmidt. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.4†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Scott D. Weaver. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.5†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Gary R. Dalke. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.6†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Lowry Barfield. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10.7		Amended and Restated Term Loan Agreement, dated July 29, 2005, by and among Western Refining LP, Bank of America, N.A., the other Lenders party thereto and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10.8		Amended and Restated Revolving Credit Agreement, dated as of January 24, 2006, by and among the Company, Western Refining LP, Bank of America, N.A., the other Lenders party thereto and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

10	.9†	Form of Indemnification Agreement, by and between the Company and each director and officer of the Company party thereto. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

Number		Exhibit Title

10.10		Operating Agreement, dated May 6, 1993, by and between Western Refining LP and Chevron U.S.A. Inc. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10.11		Purchase and Sale Agreement, dated May 29, 2003, by and among Chevron U.S.A. Inc., Chevron Pipe Line Company, Western Refining LP and Kaston Pipeline Company, L.P. (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10.12		Lease Agreement, dated October 24, 2005, by and between Western Refining LP and Transmountain Oil Company, L.C. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10	.13†	RHC Holdings, L.P. Long-Term Unit Equity Appreciation Rights Plan, dated August 25, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10	.14†	RHC Holdings, L.P. Long-Term Equity Appreciation Rights Award, dated August 25, 2003, by and between Gary R. Dalke and RHC Holdings, L.P. (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10	.15†	Long-Term Equity Appreciation Rights Award Amendment Agreement, dated November 9, 2005, by and between Gary R. Dalke, RHC Holdings, L.P., the Company and Western Refining LP (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))

10	.16†	Long-Term Equity Appreciation Rights Award Second Amendment Agreement, dated December 31, 2005, by and between Gary R. Dalke, the Company and Western Refining LP (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on January 3, 2006 (SEC File No. 333-128629))

10	.17*†	Western Refining Long-Term Incentive Plan.

10	.18†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))

10	.19†	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))

10.20		Letter Agreement, dated June 24, 2005, by and between Western Refining Company, L.P. and Ascarate Group LLP. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10.21		Promissory Note, dated June 24, 2005, by Ascarate Group LLP in favor of Western Refining LP (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10.22		Non-Exclusive Aircraft Lease Agreement, dated December 13, 2004, by and between N456JW Aviation, Inc. and Western Refining LP. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

10	.23†	Summary of Compensation for Non-Employee Directors (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)

10.24		Form of Time Share Agreement, dated November 20, 2004, by and between Western Refining LP and the persons parties thereto. (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/ A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))

21	.1*	Subsidiaries of the Company

Number		Exhibit Title

31	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.
      (c) All financial statement schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.
      The Company’s 2005 Annual Report is available upon request. Stockholders of the Company may obtain a copy of any exhibits to this Form 10-K at a charge of $0.10 per page. Requests should be made to: Investor Relations, Western Refining, Inc., 6500 Trowbridge Drive, El Paso, Texas 79905.