Form 10-Q
period 2006-03-31
Western Refining, Inc.
filed 2006-05-12
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32721
WESTERN REFINING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3472415 (I.R.S. Employer Identification No.)

6500 Trowbridge Drive El Paso, Texas (Address of principal executive offices)	79905 (Zip Code)
Registrant’s telephone number, including area code: (915) 775-3300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of April 28, 2006 was 68,404,777.

WESTERN REFINING, INC. AND SUBSIDIARIES
INDEX

i

Forward-Looking Statements
     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q relating to matters that are not historical fact, are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
     Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our refined products;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in crack spreads;

•	changes in the sweet/sour spread;

•	construction of new, or expansion of existing, product pipelines in the markets that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	execution of planned capital projects;

•	changes in the credit ratings assigned to our debt instruments;

•	effects of and cost of compliance with current and future local, state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control; and

•	other factors discussed in more detail under “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     Many of these factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2005, under “Risk Factors” You are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and

ii

perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. The forward-looking statements included herein are made only as of the date of this report.

iii

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Introductory Note
     Western Refining, Inc. (the “Company”) was formed on September 16, 2005, as a holding company to hold ownership interests in other companies. In January 2006, the Company completed an initial public offering of its common stock. In connection with the offering, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of Western Refining Company, L.P. and all of its refinery assets. The accompanying condensed consolidated financial statements reflect the financial position, results of operations and cash flows as if Western Refining, Inc. and Western Refining Company, L.P. were combined for all periods presented.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$116,667	$180,831
Trade accounts receivable	151,970	151,977
Inventories	119,835	145,769
Prepaid expenses	2,379	4,210
Other current assets	6,546	6,161

Total current assets	397,397	488,948
Property, plant, and equipment, net	190,655	149,234
Other assets, net of amortization	3,026	5,456

Total assets	$591,078	$643,638

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$233,179	$250,247
Accrued liabilities	16,785	26,025
Dividends payable	2,736	—
Deferred compensation payable	—	27,950
Current deferred income tax liability, net	6,225	—
Current portion of long-term debt	—	2,000

Total current liabilities	258,925	306,222
Long-term liabilities:
Long-term debt, less current portion	—	147,500
Deferred income tax liability, net	15,905	—
Post-retirement and other liabilities	10,118	12,003

Total long-term liabilities	26,023	159,503
Commitments and contingencies
Stockholders’ equity and partners’ capital:
Common stock, par value $0.01, 240,000,000 shares authorized; 66,443,210 shares issued and outstanding	664	—
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	327,980	2
Accumulated deficit	(22,514)	(33)
Total partners’ capital	—	177,944

Total stockholders’ equity and partners’ capital	306,130	177,913

Total liabilities and equity	$591,078	$643,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$881,506	$694,340
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	812,603	649,342
Direct operating expenses (exclusive of depreciation and amortization)	38,101	29,060
Selling, general and administrative expenses	6,548	3,641
Maintenance turnaround expense	22,196	5,884
Depreciation and amortization	1,829	1,353

Total operating costs and expenses	881,277	689,280

Operating income	229	5,060
Other income (expense):
Interest income	1,701	310
Interest expense	(1,088)	(1,242)
Amortization of loan fees	(125)	(759)
Write-off of unamortized loan fees	(1,961)	—
Gain (loss) from derivative activities	3,629	(1,933)

Income before income taxes	2,385	1,436
Provision for income taxes	(22,130)	—

Net income (loss)	$(19,745)	$1,436

Net loss per share:
Basic and diluted	$(0.32)	—

Weighted average common shares outstanding:
Basic and diluted	61,651	—

Cash dividends declared per share	$0.04	—

Pro forma computation related to change to a corporate structure for income tax purposes:
Income before income taxes	$2,385	$1,436
Pro forma provision for income taxes	871	524

Pro forma net income	$1,514	$912

Pro forma net income per share:
Basic	$0.02	—
Diluted	$0.02	—

Weighted average common shares outstanding:
Basic	61,651	—
Diluted	61,652	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CHANGES IN
STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
(Unaudited)
(In thousands)

		Common Stock
			Additional	Accumulated
	Partners’ Capital	Par Value	Paid-In Capital	Deficit	Total
Balance at December 31, 2005	$177,944	$—	$2	$(33)	$177,913
Capital distributions paid to partners immediately prior to initial public offering	(147,734)	—	—	—	(147,734)
Change from partnership to corporate holding company	(30,210)	477	29,733	—	—
Public offering of common stock	—	187	297,047	—	297,234
Stock issuance costs	—	—	(1,678)	—	(1,678)
Stock-based compensation	—	—	2,876	—	2,876
Cash dividend declared	—	—	—	(2,736)	(2,736)
Net income (loss)	—	—	—	(19,745)	(19,745)

Balance at March 31, 2006	$—	$664	$327,980	$(22,514)	$306,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net income (loss)	$(19,745)	$1,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,829	1,353
Amortization of loan fees	125	759
Write-off of unamortized loan fees	1,961	—
Deferred compensation expense	(27,950)	—
Stock-based compensation expense	2,876	—
Deferred income taxes	22,130	—
Changes in operating assets and liabilities:
Accounts receivable	7	(53,028)
Inventories	25,934	25,308
Prepaid expenses	1,831	(533)
Other assets	(303)	390
Accounts payable	(17,068)	38,857
Accrued liabilities	(9,240)	(3,820)
Post-retirement and other long-term liabilities	(1,886)	571

Net cash provided by (used in) operating activities	(19,499)	11,293

Investing Activities
Capital expenditures	(43,235)	(10,297)

Net cash used in investing activities	(43,235)	(10,297)

Financing Activities
Payments on long-term debt	(149,500)	(2,500)
Debt issuance costs	247	—
Proceeds from sale of common stock	295,557	—
Capital distributions paid to partners	(147,734)	(619)

Net cash (used in) provided by financing activities	(1,430)	(3,119)

Net (decrease) increase in cash and cash equivalents	(64,164)	(2,123)
Cash and cash equivalents at beginning of period	180,831	44,955

Cash and cash equivalents at end of period	$116,667	$42,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)
1. Organization and Basis of Presentation
     The “Company” may be used to refer to Western Refining, Inc. and, unless the context otherwise requires, its subsidiaries. Any references to the “Company” as of a date prior to September 16, 2005 (the date of Western Refining, Inc.’s formation) are to Western Refining Company, L.P. (“Western Refining LP”).
     The Company, through its subsidiary, Western Refining LP is engaged in the business of refining crude oil into gasoline, diesel fuels, and other refined products, and selling its products, as well as refined products purchased from third parties, to various customers located in the Southwest region of the U.S. and Mexico. The Company operates as one business segment.
     On January 24, 2006, the Company completed an initial public offering of 18,750,000 shares of its common stock, and selling stockholders sold an aggregate of 3,750,000 shares of common stock held by them. The initial public offering price was $17.00 per share. The net proceeds to the Company from the sale of 18,750,000 shares of its common stock were approximately $297.2 million, after deducting underwriting discounts and commissions. The Company did not receive any of the net proceeds from sales of shares of common stock by any selling stockholders. The net proceeds from this offering were used as follows:
•	to repay Western Refining LP’s $149.5 million of outstanding term loan debt; and

•	to replenish cash that was used to fund a $147.7 million distribution to the partners of Western Refining LP immediately prior to the completion of the offering.
     Associated with the repayment of the outstanding term loan debt discussed above, the Company recorded a write-off of unamortized loan fees of $2.0 million in the first quarter of 2006.
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
     Also in connection with the initial public offering, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of Western Refining LP and all of its refinery assets. This reorganization was accomplished by the Company issuing 47,692,900 shares of its common stock to certain entities controlled by its majority stockholder in exchange for the membership and partner interests in the entities that owned Western Refining LP. Immediately following the completion of the offering, there were 66,443,000 shares of common stock outstanding, excluding any restricted shares issued. As of March 31, 2006, the Company had issued 1,961,777 shares of restricted stock. See Note 8, “Stock-Based Compensation” for a further discussion of the restricted stock issued.
     Historically, Western Refining LP had not incurred income taxes because its operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were periodically made to the partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of the initial public offering and the change in structure noted above, the Company is required to recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. In connection with the change to a corporate holding company structure immediately prior to the closing of the initial public offering, the Company recorded income tax expense of $21.3 million for the cumulative effect of recording its net deferred tax liability. In addition, the Company began recording a current provision for income taxes beginning in the first quarter of 2006.

     The following is an analysis of the Company’s consolidated income tax expense for the quarter ended March 31, 2006 (in thousands):

Current provision for income taxes	$739
Deferred income tax	21,391

Provision for income taxes	$22,130

     The unaudited pro forma provision for income tax information on the accompanying statements of operations for the three months ended March 31, 2006 and 2005, represents the tax effects that would have been reported had the Company and its subsidiaries been subject to federal and state income taxes as a corporation for all periods presented. Pro forma income tax expense reflects a blended statutory rate of 36.5%. This rate includes a federal rate of 35.0% and a state income tax rate of 1.5% (net of federal benefit). Actual rates and income tax expenses could have differed had the Company been subject to federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to federal and state income taxes for all periods presented.
     The following table presents the computation of pro forma income tax expense for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Income before income taxes	$2,385	$1,436
Effective pro forma income tax rate	36.5%	36.5%

Pro forma income tax expense	$871	$524

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
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principals (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
     The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited financial statements of Western Refining, Inc. and Western Refining LP at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The condensed consolidated financial statements include the accounts of Western Refining, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
2. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires the expensing of stock options and other share-based compensation payments to employees. The Company adopted this standard effective as of January 1, 2006. The Company applied SFAS No. 123R to awards under its Long-Term Incentive Plan and to awards modified, repurchased or cancelled after January 1, 2006. The adoption of SFAS No. 123R did not have a material affect on the Company’s financial position or results of operations for awards granted through March 31, 2006. The magnitude of the impact on future awards granted cannot be predicted at this time because it will depend on the levels and types of share-based incentive awards granted in the future.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, the standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and did not have a significant impact on the Company’s financial position or results of operations.
     The Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, and the FASB ratified it on September 28, 2005. This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business, specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The consensus in this Issue is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. The Company does not believe that its revenues or cost of sales will be materially affected by applying the Issue’s consensus.
3. Inventories
     Inventories are as follows (in thousands, except cost per barrel):

	As of March 31, 2006			As of December 31, 2005
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
Refined products	1,101	$40,278	$36.57	1,327	$52,664	$39.69
Crude oil and other	2,299	79,557	34.61	2,504	93,105	37.19

	3,400	$119,835		3,831	$145,769

     The Company determines market value inventory adjustments by evaluating crude oil and refined products inventory on an aggregate basis. The Company estimates the interim LIFO reserve based on the expected year-end inventory volumes due to fluctuations in inventory. The excess of the current cost of inventories over LIFO cost was $96.2 million at March 31, 2006, and $80.0 million at December 31, 2005.
4. Property, Plant, and Equipment
     Property, plant, and equipment are as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2006	2005
Refinery and related equipment	$74,885	$73,937
Computers and software	2,939	2,939
Construction in process	124,673	82,386
Other	4,027	4,027

	206,524	163,289
Less accumulated depreciation	15,869	14,055

	$190,655	$149,234

     The useful lives of depreciable assets used to determine depreciation expense were as follows:

Refinery and related equipment	4 - 20 years
Computers and software	3 - 5 years
Other	3 - 5 years

5. Long-Term Debt
     Long-term debt at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2006	2005
New Term Loan	$—	$149,500
New Revolver	—	—

	—	149,500
Less current portion	—	(2,000)

Total long-term debt	$—	$147,500

     In July 2005, the Company entered into the delayed-draw term loan facility (“New Term Loan”) arranged by Banc of America Securities LLC. The New Term Loan had a maturity date of July 27, 2012. The New Term Loan provided for loans of up to $200 million, which were available in $150 million and $50 million tranches. The Company borrowed $150 million under this facility on July 29, 2005, and subject to certain conditions, the remaining $50 million under the New Term Loan could have been borrowed at any time until November 30, 2005. On October 28, 2005, the Company elected to terminate the remaining $50 million of availability under the New Term Loan. The outstanding principal balance was $149.5 million at December 31, 2005. The New Term Loan, which was secured by our fixed assets, including our refinery, was used to refinance certain of the Company’s indebtedness and could have been used for working capital and capital expenditures, certain permitted distributions and general business purposes. The New Term Loan provided for a commitment fee of 0.75% per annum on the $50 million tranche until it was terminated. Borrowing rates were initially based on LIBOR plus 2.5% or prime plus 1.5%, which decreased upon achievement of certain ratings targets. The New Term Loan contained customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum equity, minimum interest coverage and maximum leverage. The Company was in compliance with these covenants at December 31, 2005. In addition, the New Term Loan contained an event of default provision that would have been triggered if the current beneficial ownership of the Company fell below 30%. The New Term Loan was paid in full on January 24, 2006 with proceeds from the Company’s initial public offering, and the facility was terminated.
     On August 29, 2003, the Company and Kaston Pipeline Company, L.P. (“Kaston”), an affiliate of the Company until August 31, 2004, entered into a loan agreement with a bank syndicate for a term loan (“Old Term Loan”) in the amount of $125 million, of which $109.9 million was allocated to the Company based on the asset cost as defined in the purchase and sale agreement related to the acquisition of certain refinery assets in 2003 (“North Refinery”). The Old Term Loan was amended in March 2004. The amendment modified certain terms of the Old Term Loan, including reducing the interest rate to LIBOR plus 3.5% per annum from 5.0% per annum. The Old Term Loan was further modified in August 2004 to release Kaston from the agreement as all partnership interests in Kaston were sold. The Old Term Loan had a term of five years. The Old Term Loan provided for principal payments of $2.5 million paid quarterly beginning on December 31, 2003. In addition, the Old Term Loan provided for a payment equal to 50% of the Company’s excess cash flow as defined in the loan agreement. The Old Term Loan was guaranteed by affiliates of the Company and was secured by refinery assets of the Company. The Old Term Loan was paid in full on July 29, 2005, with a portion of the proceeds from the New Term Loan.
     In July 2005, the Company entered into the revolving credit facility (“New Revolver”) with a group of banks led by Bank of America, N.A., which was amended and restated on January 24, 2006 in connection with Western Refining, Inc.’s initial public offering to add Western Refining, Inc. as a co-borrower. The New Revolver matures on July 28, 2010. The New Revolver is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $150 million (which can be expanded to $200 million), and provides for letters of credit and swing line loans. There was no debt outstanding under the New Revolver at March 31, 2006, and as of that date, the Company had availability of $84.6 million due to outstanding letters of credit. The New Revolver, secured by certain cash, accounts receivable and inventory, can be used for working capital and capital expenditures, certain permitted distributions and general corporate purposes. The New Revolver provides for a quarterly commitment fee of 0.3% per annum, letter of credit fees of 1.625% per annum payable quarterly, and borrowing rates initially based on LIBOR plus 1.625%, each of which are subject to adjustment based upon Western Refining, Inc.’s consolidated leverage ratio. Availability under the New Revolver is subject to the accuracy of representations and warranties and absence of a default. The New Revolver contains customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum net worth, minimum interest coverage and maximum leverage. The Company was in compliance with these covenants at March 31, 2006. In addition, the New Revolver contains an event of default provision that will be triggered if the current voting equity interests of Western Refining, Inc. falls below 30% or if Western Refining LP ceases to be a wholly owned subsidiary of Western Refining, Inc.
     During December 2002, the Company signed a $45 million secured debt facility (“Old Revolver”) expiring on December 5, 2005. On August 29, 2003, the Old Revolver was amended and restated to increase the limit on the facility to $140 million and to extend the expiration date to August 29, 2006. Availability under the Old Revolver was subject to certain borrowing base limitations, including eligible accounts receivable and inventory, as defined. Borrowing under the Old Revolver accrued interest, at the Company’s option, at the prime rate of the bank plus an adjustment ranging from 0.00% to 0.25% or the LIBOR rate plus an adjustment ranging from 2.00% to 2.75%, both of which were limited by the maximum rate, as defined. The Old Revolver included an unused line fee in the amount of 0.5% on the unused portion of the Old Revolver. The Old Revolver was replaced with the New Revolver on July 29, 2005.
     The New Revolver provides for the issuance of letters of credit. As of March 31, 2006, the Company had $65.4 million of outstanding letters of credit under the New Revolver.
     In connection with the July 2005 transactions, the Company incurred $4.9 million in new deferred financing costs that will be amortized over the life of the related facilities. In addition, the Company recorded an expense of $3.3 million related to the write-off of previously recorded deferred financing costs in July 2005. In connection with the repayment of the New Term Loan in January 2006, the Company recorded a write-off of unamortized loan fees of $2.0 million.
6. Pensions and Post-Retirement Obligations
     The components of the net periodic benefit cost associated with the Company’s pension and post-retirement medical benefits plans are as follows:

	Pension Plan
	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net periodic benefit cost includes:
Service cost	$755	$446
Interest cost	229	131
Expected return on assets	(74)	(35)
Amortization of net loss	65	—

Net periodic benefit cost	$975	$542

	Post-Retirement
	Obligation
	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net periodic benefit cost includes:
Service cost	$12	$12
Interest cost	19	18
Amortization of net gain	(1)	—

Net periodic benefit cost	$30	$30

     The Company contributed $2.9 million to the pension plan in March 2006. The Company does not intend to make any additional contributions in 2006. The Company is not required to fund the post-retirement medical plan on an annual basis.
7. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil and refined product forward contracts to facilitate the supply of crude oil to the refinery and the sale of refined products. For the three months ended March 31, 2006, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil and refined products, which qualify as normal purchases and normal sales that are exempt from SFAS 133. At March 31, 2006, the Company had net forward, fixed-price contracts to purchase crude oil for $390,000 and to sell crude oil for $98,000. At December 31, 2005, the net forward, fixed price contracts to purchase crude oil were $1.8 million and to sell crude oil were $1.9 million.
     The Company also uses crude oil and refined products futures or swap contracts to mitigate the change in value of volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and no other cash payments are made. The contract fair value is reflected on the balance sheet and the related net gain or loss is recorded as a gain (loss) from derivative activities in the statement of operations. Various third-party sources are used to determine fair values for the purpose of marking to market the derivative instruments at each period end. The fair value of the outstanding contracts at March 31, 2006, was a net unrealized gain of $1.5 million, of which $2.4 million was in current assets and $853,000 was in current liabilities. At December 31, 2005, the fair value of the outstanding contracts was a net gain of $190,000, of which $748,000 was in current assets and $558,000 was in current liabilities.
8. Stock-Based Compensation
     In January 2006, 1,772,041 shares of restricted stock having a value of $30.1 million at the measurement date were granted to the prior deferred compensation participants of Western Refining LP. The vesting of such restricted shares will occur over a two-year period. In addition, there were 189,736 shares of restricted stock having a value of $3.5 million at the date of grant that were granted during the first quarter of 2006 to other employees and outside directors with vesting primarily over a three-year period. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have dividend and voting rights on these shares from the date of grant. The fair value of each share of restricted stock awarded was measured based on the market price as of the measurement date and will be amortized over the respective vesting periods. The aggregate value of the 1,961,777 shares of restricted stock outstanding as of March 31, 2006, was $33.6 million. Stock-based compensation expense recognized for the three months ended March 31, 2006, was $2.9 million and is included in selling, general and administrative expenses on the statement of operations. The following table summarizes the Company’s restricted stock activity for the quarter ended March 31, 2006:

		Weighted Average
	Number of Shares	Per Share Value
Outstanding at December 31, 2005	—
Awards granted	1,964,067	$17.12
Awards vested	210
Awards cancelled	(2,290)
Outstanding at March 31, 2006	1,961,777	$17.12

     In addition, as of March 31, 2006, there were 3,038,223 shares of common stock reserved for future grants under the Company’s Long-Term Incentive Plan.
9. Stockholders’ Equity
     On January 24, 2006, the Company completed an initial public offering of 18,750,000 shares of its common stock at an aggregate offering price of $318.8 million. The Company received approximately $297.2 million in net proceeds from the initial public offering (see Note 1).
     On March 8, 2006, Western Refining, Inc. announced its first quarterly cash dividend of $0.04 per share on its common stock. The dividend was paid on April 20, 2006 to stockholders of record at the close of business on March 31, 2006, and $2.7 million was accrued on the Condensed Consolidated Balance Sheet as of the end of the quarter.
10. Earnings Per Share
     On January 24, 2006, the Company completed the initial public offering of 18,750,000 shares of its common stock. Also in connection with the initial public offering, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of Western Refining LP and all of its refinery assets. This reorganization was accomplished by the Company issuing 47,692,900 shares of its common stock to certain entities controlled by its majority stockholder in exchange for the membership and partner interests in the entities that owned Western Refining LP. Immediately following the completion of the offering, there were 66,443,000 shares of common stock outstanding, excluding any restricted shares issued. As of March 31, 2006, the Company had 1,961,777 shares of non-vested restricted stock outstanding. During the first quarter of 2006, there were 210 shares of restricted stock that vested.
     The following sets forth the computation of earnings per share for the three months ended March 31, 2006:

Earnings per Share
(in thousands, except
per share data)
Numerator:
Net loss	$(19,745)
Denominator:
Weighted average common shares outstanding — basic	61,651
Weighted average common shares outstanding — diluted	61,652
Basic and Diluted:
Net loss per share	$(0.32)
     For the three months ended March 31, 2006, basic and diluted earnings per share were the same because the Company had a net loss and the effect of such shares would be anti-dilutive. The Company uses the treasury stock method to determine the amount of fully diluted shares outstanding.
11. Related Party Transactions
     On December 13, 2004, the Company entered into a non-exclusive aircraft lease agreement with a related party controlled by the Company’s majority stockholder. Pursuant to the lease agreement, an aircraft can be leased by the Company at a rate of $600 per flight hour. In addition, the Company is responsible for all operating and maintenance costs associated with its use of the aircraft. For the three months ended March 31, 2006, the Company incurred $72,400 in connection with payments to such entity for leasing the aircraft. In addition, the Company incurred $210,900 of other operating expenses related to operating the aircraft for the first quarter of 2006, of which certain officers reimbursed the Company in the amount of $55,900 related to personal use of the aircraft pursuant to a time sharing agreement with such officers. For the three months ended March 31, 2005, the Company incurred $73,900 of lease expense and $225,900 of other operating expenses. The Company has a policy requiring that certain officers of the Company deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for personal use of the aircraft. The Company believes that it leases the aircraft on terms no less favorable to it than would be obtained from an unaffiliated third party.
     The Company had a promissory note due from Ascarate Group LLC, (“Ascarate”), which was controlled by the Company’s majority stockholder. Up to $2.0 million could have been advanced under the terms of the note. The note was secured by deeds of trust for certain properties located near the refinery. Principal plus accrued interest was due in full on June 1, 2010. Interest was payable quarterly at the prevailing prime rate, subject to a maximum of 12% per annum. The principal and accrued interest due as of December 31, 2005 was approximately $82,100. On January 31, 2006, the Company acquired the ownership interests in Ascarate for a nominal amount. Accordingly, Ascarate became a wholly-owned subsidiary of the Company and is no longer a related party.
     The Company sells refined products to Transmountain Oil Company, L.C., (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004. For the three months ended March 31, 2006 and 2005, sales to Transmountain totaled approximately $19.5 million and $15.2 million, respectively, at market-based rates. Total accounts receivable due from Transmountain as of March 31, 2006, were $2.2 million. At December 31, 2005, total accounts receivable due from Transmountain were $3.2 million.
     The Company has entered into a lease agreement with Transmountain, whereby Transmountain leases certain office space from the Company at a market-based rate. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The monthly base rental starts at $6,800, subject to adjustment at the end of the first five-year period based upon the change in the Consumer Price Index. Rental payments received from Transmountain were $20,400 for the three months ended March 31, 2006.
     The Company recorded expenses related to deferred compensation agreements executed in 2003 and 2004 between certain employees and its limited partner, as amended in November and December 2005, which were historically deemed to be a non-cash capital contribution of the limited partner. Expense had been recognized ratably over the vesting periods of the individual participants based upon the value of such agreements, as defined. Through December 31, 2005, deferred compensation expense was recorded as selling, general and administrative expenses in the statements of operations. No expense was recorded for the three months ended March 31, 2005.
     In November and December 2005, the Company and the Company’s then limited partner amended the deferred compensation agreements executed in fiscal 2003 and fiscal 2004 between certain employees and its then limited partner. Pursuant to the amended agreements, the Company assumed the obligation of its then limited partner and the deferred compensation agreements were terminated in exchange for a cash payment of $28.0 million to the participants in such plan plus the granting of restricted stock, which would vest ratably each quarter for two years. The $28.0 million cash payment was made in January 2006 following the sale of the Company’s common stock in connection with its initial public offering. In addition, approximately 1.8 million shares of restricted stock having a value of $30.1 million at the date of grant were granted in January 2006 to the prior deferred compensation participants. The value of such restricted shares will be expensed over a two-year period (see Note 8).
12. Contingencies
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
     In May 2000, the Company entered into an Agreed Order with the Texas Natural Resources Conservation Commission for remediation of the Company’s property. On August 7, 2000, the Company purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which the Company expensed in fiscal 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination which occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumes responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. Under the policy, environmental costs outside the scope of the Agreed Order require payment by the Company of a deductible as well as any costs that exceed the covered limits of the insurance policy. At the current time, management is not aware of any additional environmental costs and, therefore, cannot reasonably estimate a liability, if any, for any type of deductible. In addition, under a settlement agreement with the Company, a subsidiary of Chevron Corporation (“Chevron”) is obligated to pay 60% of any Agreed Order environmental cleanup costs that would otherwise have been covered under the policy but which exceed the $20 million threshold.
     The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“Initiative”), whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing with the EPA a settlement pursuant to the Initiative. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. While at this time it is not known precisely how the Initiative or any resulting settlement may affect the Company, the Company expects to be required to pay penalties and to install additional pollution controls, and, as a result, its operating costs and capital expenditures may increase. Based on current negotiations and information, the Company has estimated the total capital expenditures that may be required pursuant to the Initiative would be approximately $22 million. These capital expenditures would primarily be for installation of a flare gas recovery system on the south-side of its refinery and installation of nitrogen oxides emission controls. These expenditures are budgeted to be incurred in 2006 ($4 million) and 2007 ($9 million), with the balance budgeted to be incurred from 2008 thru 2009. These amounts have been included in the Company’s estimated capital expenditures for regulatory projects. Based on current information, the Company does not expect any settlement pursuant to the Initiative to have a material adverse effect on its business, financial condition or results of operations or that any penalties or increased operating costs related to the Initiative will be material.
     Periodically, the Company receives communications from various federal, state and local governmental authorities asserting violation(s) of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. The Company intends to respond in a timely manner to all such communications and to take appropriate corrective action. The Company does not anticipate that any such matters currently asserted will have a material adverse impact on its financial condition, results of operations or cash flows.
     Pursuant to the purchase agreement relating to the North Refinery asset acquisition, Chevron retained responsibility for, and control of, certain remediation activities. The Company is not presently aware of any additional environmental costs that it would be responsible for relating to the assets acquired; therefore, it cannot reasonably estimate a liability, if any.
     In April 2003, the Company received a payment of reparations from a pipeline company as ordered by the Federal Energy Regulatory Commission (“FERC”). The amount of the payment was $6.8 million, which was included in other income for the year ended December 31, 2003. While the Company and the pipeline company have sought judicial review of the FERC order, as well as a series of other orders, the pipeline company has recently made a compliance filing in which it asserts it overpaid reparations to the Company in a total amount of $882,000 including accrued interest through April 30, 2006, and that interest should continue to accrue. In the event the Company does not prevail on any issues of which it seeks review, and the pipeline company prevails in whole or in part on the issue for which it seeks judicial review, the reparations owed to the Company may be found to be less than the amount paid to the Company in April 2003. In such case, the Company may be required to repay a portion of the payment received in April 2003 in an amount up to $882,000 plus additional accrued interest. The Company does not believe that the judicial review will result in a repayment by the Company of an amount that would have a material adverse effect on its financial condition, results of operations, or cash flows.

     The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.
13. Operating Leases and Other Commitments
     In the normal course of business, the Company has long-term commitments to purchase services, such as natural gas, electricity, water and transportation services for use by its refinery at market-based rates. The Company is also party to various refined product and crude oil supply and exchange agreements.
     In June 2005, the Company entered into a sulfuric acid regeneration and sulfur gas processing agreement with E.I. du Pont de Nemours (“DuPont”). Under the agreement, the Company will have a long-term commitment to purchase services for use by its refinery. Upon completion of the project, which is expected to occur by the end of 2007, the annual commitment for these services will range from $10.0 million to $16.0 million per year over the next 20 years. Prior to this agreement, the Company incurred direct operating expenses related to sulfuric acid regeneration under a short-term agreement.
     In August 2005, the Company entered into a Throughput and Distribution Agreement and associated Storage Agreement with Magellan Pipeline Company, L.P. Under these agreements, the Company has a long-term commitment that began in February 2006 to provide for the transportation and storage of alkylate and other refined products from the Gulf Coast to the Company’s refinery via the Magellan South System pipeline. For the first six months of these agreements, the Company is committed to pay $1.6 million per quarter. For the next 4 1/2 years of these agreements, the Company is committed to pay $2.8 million per quarter.
14. Subsequent Events
     On May 1, 2006, Western Refining LP acquired an asphalt plant and terminal located in El Paso, Texas and asphalt terminals located in Phoenix and Tucson, Arizona, and Albuquerque, New Mexico from Chevron U.S.A., Inc. The asphalt plant in El Paso is adjacent to the Company’s refinery and will be used to process a portion of its residuum production into finished asphalt products. The asphalt terminals will be used to distribute finished asphalt to the market areas in which they are located. This acquisition is not material to the Company’s financial statements.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and elsewhere in this report. You should read such “Risk Factors.” In this Item 2, all references to “Western Refining,” “we,” “us,” and “our” refer to Western Refining, Inc. or WNR and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P. or Western Refining LP), unless the context otherwise requires or where otherwise indicated.
Company Overview
     We are an independent crude oil refiner and marketer of refined products based in El Paso, Texas and operate primarily in the Southwest region of the United States, including Arizona, New Mexico and West Texas. Our refinery complex, or refinery, is located in El Paso and has a crude oil refining capacity currently in excess of 117,000 barrels per day, or bpd, which was expanded in the first quarter of 2006 from 108,000 bpd. Over 90% of all products produced at our refinery consist of light transportation fuels, including gasoline, diesel and jet fuel. Our refinery also has approximately 4.3 million barrels of storage capacity and a 45,000 bpd product marketing terminal, where our refined products are loaded into tanker trucks for local deliveries.
     We are currently investing significant capital in refinery initiatives that will allow us to improve our crude oil processing flexibility, expand refining capacity, increase production of higher-value refined products and satisfy certain regulatory requirements. These initiatives should be completed by the end of 2007. Among these initiatives are the completion of a sulfuric acid regeneration and sulfur gas processing plant, referred to as the acid and sulfur gas plant, which will provide us with the flexibility to efficiently increase our sour crude oil processing from approximately 10% to over 50% of our daily crude oil throughput capacity, and several other projects that are expected to expand our crude oil refining capacity to 120,000 bpd by the end of 2007. We also plan to increase our current production of Phoenix grade gasoline, or CBG, and maximize the financial benefits derived from the additional pipeline capacity available to us once the Kinder Morgan East Line expansion is completed. Finally, we have upgraded our existing diesel hydrotreater to comply with the ultra low sulfur diesel requirements of the EPA.
Initial Public Offering
     In January 2006, we completed an initial public offering of 18,750,000 shares of our common stock sold by us, and certain of our stockholders sold an aggregate of 3,750,000 shares of common stock held by them. The initial public offering price was $17.00 per share.
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

     Also in connection with our initial public offering, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby Western Refining, Inc. became the indirect owner of the historical operating subsidiary, Western Refining LP, and all of its refinery assets. This reorganization was accomplished by Western Refining, Inc. issuing 47,692,900 shares of its common stock to certain entities controlled by our majority stockholder in exchange for the membership and partner interests in the entities that owned Western Refining LP.
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
     In order to measure our operating performance, we compare our per barrel refinery gross margin to certain industry benchmarks, specifically the Gulf Coast 3/2/1 and West Coast 5/3/2 crack spreads. A 3/2/1 crack spread in a given region is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. A 5/3/2 crack spread in a given region is calculated assuming that five barrels of a benchmark crude oil are converted, or cracked into three barrels of gasoline and two barrels of diesel. We calculate the Gulf Coast 3/2/1 crack spread using the market values of Gulf Coast 87 octane gasoline, Gulf Coast low-sulfur diesel and West Texas Intermediate, or WTI crude oil priced at Cushing, Oklahoma. We calculate the West Coast 5/3/2 crack spread using the market values of Los Angeles 85.5 octane gasoline, Los Angeles low-sulfur diesel and Alaskan North Slope crude oil. The Gulf Coast and West Coast crack spreads are proxies for the per barrel refinery gross margin that a crude oil refiner situated in the Gulf Coast and West Coast region, respectively, would expect to earn if it refined crude oil and sold conventional gasoline and low-sulfur diesel. We calculate our per barrel refinery gross margin by dividing the difference between net sales and cost of products sold by our refinery’s total throughput volume.
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
     Tucson and Phoenix, Arizona, reflect a West Coast market pricing structure, while El Paso, Albuquerque, New Mexico, and Juárez, Mexico, reflect a Gulf Coast market pricing structure. Our refined products typically sell at a premium to those sold on the Gulf Coast due to high demand growth and limited local refining capacity in our markets. In Phoenix, we also benefit from more stringent fuel specifications that require the use of CBG, which is our highest value product.
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

     Safety, reliability and the environmental performance of our refinery operations are critical to our financial performance. Unplanned downtime of our refinery generally results in lost refinery gross margin opportunity, increased maintenance costs and a temporary increase in working capital investment and inventory. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or a major maintenance project, through a planning process that considers product availability, margin environment and the availability of resources to perform the required maintenance. As a result, we generally schedule our downtime during the winter months. We performed a planned maintenance turnaround during the first quarter of 2006 at a cost of $22.2 million, which was expensed during the quarter.
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
     We terminated our residuum supply agreement with Chevron Corporation in December 2005. We believe that the historical pricing under this agreement reflected a below-market price for our residuum. We are now selling our residuum to third parties at market-based rates.
     Sour crude oil has historically accounted for approximately 10% of our refinery’s crude oil throughput, but our current capital spending initiatives will provide us with the flexibility to efficiently increase our sour crude oil processing to more than 50% by the end of 2007. We will determine our optimal crude oil slate by first calculating the difference between the value of WTI crude oil and the value of West Texas Sour, or WTS, crude oil. We refer to this differential as the sweet/sour spread. While WTS crude oil is less expensive than WTI crude oil, we must also consider the fact that processing WTS crude oil results in greater volumes of lower-margin residuum products and may also require additional blendstocks such as alkylate. We will weigh the financial impact of these factors and adjust our crude oil inputs in an attempt to maximize profitability.
Factors Impacting Comparability of Our Financial Results
     Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.
Refinancing and Prior Indebtedness
     On July 29, 2005, we refinanced a prior term loan with a new $200.0 million term loan facility, under which we borrowed $150.0 million. Subject to certain conditions, the balance of the term loan facility could have been borrowed at any time until November 30, 2005; however, we elected to terminate this commitment as of October 28, 2005. At December 31, 2005, the balance of this loan was $149.5 million. In January 2006, we paid off the term loan with proceeds from our initial public offering. In connection with such repayment, we recorded an expense in January 2006 of approximately $2.0 million related to the write-off of deferred financing costs incurred in connection with the July 2005 refinancing.
     On July 29, 2005, we refinanced a prior line of credit for $140.0 million with a new $150.0 million revolving credit facility. This new line of credit is used primarily to support the issuance of letters of credit in connection with our purchases of crude oil. At March 31, 2006, and December 31, 2005, there were no amounts outstanding under this refinanced credit facility.
     In connection with the debt refinancing that occurred in July 2005, we incurred $4.9 million in new deferred financing costs that will be amortized over the life of the related facilities, except for $2.0 million that was written off in January 2006 upon repayment of the term loan. In addition, we recorded an expense of $3.3 million in 2005 related to the write-off of previously recorded deferred financing costs.

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
     Historically, we did not incur income taxes because our operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were made to our partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of our change in structure, we now recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. As of January 24, 2006, our net deferred tax liability was $21.3 million, resulting primarily from accelerated depreciation. In connection with the change to a corporate holding company structure immediately prior to the closing of our initial public offering, we recorded income tax expense for the cumulative effect of recording our net deferred tax liability in the amount of $21.3 million. As a result, we now incur income taxes, and our financial statements reflect the actual impact of income taxes beginning in the first quarter of 2006, including the effect of recording our net deferred tax liability.
     In connection with our initial public offering, we assumed the obligations under an equity appreciation rights plan that was an obligation of one of the partners of Western Refining LP. We terminated such plan in exchange for a cash payment of $28.0 million to the participants in such plan immediately prior to the consummation of our offering. In addition, we have granted such participants 1,772,041 restricted shares of our common stock, which will vest ratably each quarter for two years. As of December 31, 2005, $28.0 million of compensation expense related to this equity appreciation rights plan had been recorded by Western Refining LP, of which $24.0 million was recorded during 2005. No deferred compensation expense was recorded during the first quarter of 2005. The fair market value of the restricted stock, determined at the date of grant, will be amortized over the vesting period as stock-based compensation expense and included in selling, general and administrative expenses.
Major Maintenance Turnaround
     We completed a planned maintenance turnaround on the south-side of our refinery, during the first quarter of 2006. As a result, half of the refinery was shut down for a period of approximately 16 days while the turnaround was being performed. The cost of the turnaround was $22.2 million, which was expensed in the first quarter of 2006. Most of our peers capitalize and amortize maintenance turnarounds.
Public Company Expenses
     We believe that our general and administrative expenses will increase as a result of becoming a public company following our initial public offering by approximately $2.0 million to $2.5 million. This increase will be due to the cost of tax return preparations, accounting support services, filing annual and quarterly reports with the Securities and Exchange Commission, or SEC, increased audit fees, investor relations, directors’ fees, directors’ and officers’ insurance, legal fees and registrar and transfer agent fees. Our financial statements will reflect the impact of these increased expenses and will affect the comparability of our financial statements with periods prior to our initial public offering.
Critical Accounting Policies
     We prepare our financial statements in conformity with U.S. generally accepted accounting principals, or GAAP. In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies, which are discussed below, could materially affect the amounts recorded in our financial statements.

     Inventories. Our inventories of crude oil and other feedstocks, unfinished products and refined products are priced at the lower of cost or market. Cost is determined using the last-in, first-out, or LIFO, inventory valuation method. Under the LIFO valuation method, the most recent acquisition costs are charged to cost of products sold, and inventories are valued at the earliest acquisition costs. We selected this method because we believe that it more accurately reflects the cost of our current sales. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. We determine market value inventory adjustments by evaluating crude oil, refined products and other inventories on an aggregate basis. The current cost of our inventories exceeded LIFO costs by $96.2 million at March 31, 2006.
     Maintenance Turnaround Expense. Our refinery units require regular major maintenance and repairs commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit but generally is every four years. We expense the cost of maintenance turnarounds when the expense is incurred. These costs are identified as a separate line item in our statement of operations.
     Long-Lived Assets. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various classes of depreciable assets. When assets are placed in service, we make estimates of what we believe are their reasonable useful lives. We account for impairment of assets in accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on our judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of dispositions.
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
     Financial Instruments and Fair Value. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, requires that all derivatives be recognized as either assets or liabilities on the balance sheet and that those instruments be measured at fair value. We are exposed to various market risks, including changes in commodity prices. We use commodity futures and swap contracts to reduce price volatility, to fix margins for refined products, and to protect against price declines associated with our crude oil inventories. These transactions do not qualify for hedge accounting in accordance with SFAS No. 133 and, accordingly, are marked to market each month. Any gains or losses associated with these transactions are recognized in gain (loss) from derivative activities.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment, which will require the expensing of stock options and other share-based compensation payments to employees. We adopted this standard effective as of January 1, 2006. We applied SFAS No. 123R to awards under our Western Refining Long-Term Incentive Plan and to awards modified, repurchased or canceled after January 1, 2006. The adoption of SFAS No. 123R did not have a material affect on our financial position or results of operations for awards granted through March 31, 2006. The magnitude of the impact on future awards granted cannot be predicted at this time because it will depend on the levels and types of share-based incentive awards granted in the future.

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
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, the standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and did not have a significant impact on our financial position or results of operations.
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
Results of Operations
     The following tables set forth our summary historical financial and operating data for the periods indicated below. The summary statement of operations data for the three months ended March 31, 2005, and the summary balance sheet data as of March 31, 2005 have been derived from the unaudited financial statements of Western Refining LP. The summary statement of operations data for the three months ended March 31, 2006, and the summary balance sheet data as of March 31, 2006, have been derived from the unaudited financial statements of Western Refining, Inc. and subsidiaries.

	Three Months Ended March 31,
	2006	2005
	(unaudited, dollars in thousands,
	except per barrel and per share
	data)
Statement of Operations Data:
Net sales	$881,506	$694,340
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	812,603	649,342
Direct operating expenses (exclusive of depreciation and amortization)	38,101	29,060
Selling, general and administrative expenses	6,548	3,641
Maintenance turnaround expense	22,196	5,884
Depreciation and amortization	1,829	1,353

Total operating costs and expenses	881,277	689,280

Operating income	229	5,060
Interest income	1,701	310
Interest expense	(1,088)	(1,242)
Amortization of loan fees	(125)	(759)
Write-off of unamortized loan fees	(1,961)	—
Gain (loss) from derivative activities	3,629	(1,933)

Income before income taxes	2,385	1,436
Provision for income taxes(1)	(22,130)	—

	Three Months Ended March 31,
	2006	2005
Net income (loss)(1)	$(19,745)	$1,436

Earnings (loss) per share	$(0.32)	—
Weighted average shares outstanding basic and diluted	61,651	—
Cash Flow Data:
Net cash provided by (used in):
Operating activities(1)	$(19,499)	$11,293
Investing activities	(43,235)	(10,297)
Financing activities(1)	(1,430)	(3,119)
Other Data:
Adjusted EBITDA(2)	$29,584	$10,674
Capital expenditures	43,235	10,297
Balance Sheet Data (end of period):
Cash and cash equivalents	$116,667	$42,832
Working capital	138,472	79,209
Total assets	591,078	393,762
Total debt	—	52,500
Partners’ capital	—	108,409
Stockholders’ equity	306,130	—
Key Operating Statistics:
Total sales volume (bpd)(3)	132,479	134,606
Total refinery production (bpd)	105,455	107,405
Total refinery throughput (bpd)(4)	107,495	108,817
Per barrel of throughput:
Refinery gross margin(5)	$7.12	$4.59
Gross profit(5)	$6.93	$4.46
Direct operating expenses(6)	$3.94	$2.97

(1)	Historically, we were not subject to federal or state income taxes due to our partnership structure. Prior to our initial public offering, our net cash provided by operating activities did not reflect any reduction for income tax payments, while net cash used by financing activities reflects distributions to our partners to pay income taxes. Since our initial public offering, we have incurred income taxes that will reduce net income and cash flows from operations, and we have ceased to make any such income tax-related distributions to our equity holders. In addition, we recorded additional income tax expense during the first quarter of 2006 for the cumulative effect of recording our net deferred tax liability in the amount of $21.3 million upon changing from a partnership to a corporate holding company structure.

(2)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, write-off of unamortized loan fees, depreciation, amortization and maintenance turnaround expense. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2006	2005
	(dollars in thousands)
Net income (loss)	$(19,745)	$1,436
Interest expense	1,088	1,242
Income tax expense	22,130	N/A
Amortization of loan fees	125	759
Write-off of unamortized loan fees	1,961	—
Depreciation and amortization	1,829	1,353
Maintenance turnaround expense	22,196	5,884

Adjusted EBITDA	$29,584	$10,674

(3)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(4)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(5)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refinery’s total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities. These derivatives are used to minimize fluctuations in earnings but are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. The following table reconciles gross profit to refinery gross margin for the periods presented:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except per barrel
	amounts)
Net sales	$881,506	$694,340
Cost of products sold (exclusive of depreciation and amortization)	812,603	649,342
Depreciation and amortization	1,829	1,353

Gross profit	67,074	43,645
Plus depreciation and amortization	1,829	1,353

Refinery gross margin	$68,903	$44,998

Refinery gross margin per refinery throughput barrel	$7.12	$4.59

Gross profit per refinery throughput barrel	$6.93	$4.46

(6)	Refinery direct operating expense per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.
     The following table sets forth our summary refining throughput and production data for the periods presented below.

	Three Months Ended
	March 31,
	2006	2005
Refinery throughput (bpd)
WTI crude oil	88,921	92,802
WTS crude oil	9,274	7,111
Other feedstocks/blendstocks	9,300	8,904

Total	107,495	108,817

Refinery product yields (bpd)
Gasoline	59,288	61,835
Diesel and jet fuel	38,968	37,794
Residuum	4,277	4,457
Other	2,922	3,319

Total	105,455	107,405

Three Months Ended March 31, 2006, Compared to the Three Months Ended March 31, 2005
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates or discounts and excise taxes. Net sales for the three months ended March 31, 2006 were $881.5 million, compared to $694.3 million for the three months ended March 31, 2005, an increase of $187.2 million, or 27.0%. This increase primarily resulted from significantly higher refined product prices. Our average sales price per barrel for the first quarter of 2006 increased by 29.0% to $73.93 from $57.31 for the first quarter of 2005, due to increased market prices. Our sales volume decreased by 191,000 barrels, or 1.6%, to 11.9 million barrels for the first quarter of 2006, compared to 12.1 million barrels for the first quarter of 2005. The slight decrease in sales volume was a result of a major maintenance turnaround performed during the first quarter of 2006, versus a partial turnaround performed in the first quarter of 2005.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Cost of products sold was $812.6 million for the three months ended March 31, 2006, compared to $649.3 million for the three months ended March 31, 2005, an increase of $163.3 million, or 25.2%. This increase was primarily a result of higher crude oil prices. Our average cost per barrel of crude oil for the first quarter of 2006 was $62.50, compared to $49.89 for the first quarter of 2005, an increase of 25.3%. Total refinery throughput for the first quarter of 2006 was relatively flat at 9.7 million barrels compared to 9.8 million barrels for the first quarter of 2005. Refinery gross margin per barrel increased from $4.59 in the first quarter of 2005 to $7.12 in the first quarter of 2006, reflecting improved industry crack spreads. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $4.46 and $6.93 for the three months ended March 31, 2005 and 2006, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes and environmental compliance costs. Direct operating expenses were $38.1 million for the three months ended March 31, 2006, compared to $29.1 million for the three months ended March 31, 2005, an increase of $9.0 million, or 30.9%. This increase primarily resulted from higher energy costs ($3.0 million), increased personnel costs ($1.8 million), higher catalyst and chemical costs ($1.1 million), and higher routine maintenance costs ($2.0 million). Direct operating expenses per barrel were $3.94 for the first quarter of 2006, compared to $2.97 for the first quarter of 2005. Direct operating expenses per barrel were also negatively impacted by reduced refinery throughput during the first quarter of 2006 due to a major maintenance turnaround performed during the quarter.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs and stock-based compensation. Selling, general and administrative expenses were $6.5 million for the three months ended March 31, 2006, compared to $3.6 million for the three months ended March 31, 2005, an increase of $2.9 million, or 80.6%. The increase primarily resulted from increased stock-based compensation expense related to restricted stock grants (1,961,777 shares) issued in connection with our initial public offering. The fair value of the grants at March 31, 2006 was $33.6 million, which will be amortized and expensed over a two- to three-year vesting period. The amount of stock-based compensation recorded in the first quarter of 2006 was $2.9 million.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. Maintenance turnaround expense was $22.2 million for the three months ended March 31, 2006, compared to $5.9 million for the three months ended March 31, 2005, an increase of $16.3 million, or 276.3%. This increase primarily resulted from a planned major maintenance turnaround on our South Refinery during the first quarter of 2006, versus a partial turnaround performed during the first quarter of 2005.
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2006 was $1.8 million, compared to $1.4 million for the three months ended March 31, 2005. The increase was due to the completion of various capital projects throughout 2005.
     Operating Income. Operating income was $0.2 million for the three months ended March 31, 2006, compared to $5.1 million for the three months ended March 31, 2005, a decrease of $4.9 million, or 96.1%. Although refinery gross margin increased in the first quarter of 2006 compared to the first quarter of 2005, our operating income was adversely impacted by higher maintenance turnaround expense ($16.3 million), higher direct operating expenses ($9.0 million), and higher stock-based compensation expense ($2.9 million).
     Interest Expense. Interest expense for the three months ended March 31, 2006 was $1.1 million, compared to $1.2 million for the three months ended March 31, 2005. Our long-term debt was paid in full in January 2006 with a portion of the proceeds from our initial public offering. As a result, ongoing interest expense will be primarily related to letter of credit fees associated with our revolving line of credit.
     Amortization of Loan Fees. Amortization of loan fees for the three months ended March 31, 2006 was $0.1 million, compared to $0.8 million for the three months ended March 31, 2005.
     Write-Off of Unamortized Loan Fees. In January 2006, we paid off our new term loan facility with proceeds from our initial public offering. Accordingly, we recorded an expense of $2.0 million related to the write-off of previously recorded deferred financing costs.

     Gain (Loss) from Derivative Activities. The net gain from derivative activities was $3.6 million for the three months ended March 31, 2006, compared to a net loss of $1.9 million for the three months ended March 31, 2005. The difference between the two periods was primarily attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Income Tax Expense. With our change from a partnership to a corporate holding company structure on January 24, 2006, we began to reflect a provision for income taxes at an average tax rate of 35.6%. Also in connection with this change, we recorded a one time provision of $21.3 million to reflect our deferred tax liability. No income taxes were reflected prior to the change as our taxes were the responsibility of the partners. We did, however, make distributions to our partners to cover their tax obligations prior to this change. Those prior distributions were reflected in our financing activities cash flow.
     Net Income. We reported a net loss of $19.7 million for the three months ended March 31, 2006, as compared to net income of $1.4 million for the three months ended March 31, 2005. Net loss per share for the first quarter of 2006 was $0.32 on weighted average shares outstanding of 61.7 million. The first quarter 2006 net loss is a result of the $21.3 million provision to record the initial deferred tax liability upon our change to a corporate holding company structure. Without this one-time provision, our net income would have been $1.5 million ($0.02 per share fully diluted) for the three months ended March 31, 2006. Our net loss was also attributable to the various factors discussed above. Net income for the three months ended March 31, 2005, did not include a provision for income taxes because we were a partnership at that time, and these taxes were the responsibility of the partners.
Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the periods indicated below.

	Three Months Ended
	March 31,
	2006	2005
Cash flows provided by (used in) operating activities	$(19,499)	$11,293
Cash flows used in investing activities	(43,235)	(10,297)
Cash flows used in financing activities	(1,430)	(3,119)

Net decrease in cash and cash equivalents	$(64,164)	$(2,123)

Cash Flows Provided By (Used In) Operating Activities
     Net cash used in operating activities for the three months ended March 31, 2006, was $19.5 million, which was primarily due to the payment of deferred compensation expense ($28.0 million) and a decrease in accounts payable ($17.1 million), offset by a decrease in inventories ($25.9 million). For the first quarter of 2005, net cash provided by operating activities was $11.3 million, primarily due to a decrease in inventories ($25.3 million) and an increase in accounts payable related to crude oil purchases ($38.9 million), offset by an increase in accounts receivable related to higher refined product prices ($53.0 million).
Cash Flows Used In Investing Activities
     Net cash used in investing activities, all relating to capital expenditures, for the three months ended March 31, 2006 and 2005, was $43.2 million and $10.3 million, respectively. Total capital spending in the first quarter of 2006 included spending on our ultra low sulfur diesel project ($14 million) and a related hydrogen plant ($4 million), the first phase of our crude oil capacity expansion project ($8 million), our acid and sulfur gas plant ($4 million), as well as other small improvement and regulatory projects. For the full year 2006, we expect to spend a total of $87 million for capital expenditures, excluding any potential acquisitions. The capital spending in the first quarter of 2005 primarily related to our ultra low sulfur diesel project and small improvement projects.

Cash Flows Used In Financing Activities
     Net cash used in financing activities for the three months ended March 31, 2006 was $1.4 million. Net cash used in financing activities for the three months ended March 31, 2005 was $3.1 million. Cash provided by financing activities for the first quarter of 2006 included $295.6 million of net proceeds from our initial public offering less stock issuance costs. Cash used by financing activities for the first quarter of 2006 included debt repayment of $149.5 million and capital distributions paid to the partners of $147.7 million immediately prior to the consummation of our initial public offering. For the first quarter of 2005, cash used in financing activities included $2.5 million for debt repayments and capital distributions paid to the partners of $0.6 million.
Working Capital
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances and our existing revolving credit facility. We believe that our cash flows from operations and borrowings under our revolving credit facility will be sufficient to satisfy our expected cash needs associated with our existing operations over the next 12-month period. Our ability to generate sufficient cash flow from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year-end December 31, 2005.
     Working capital at March 31, 2006, was $138.5 million, consisting of $397.4 million in current assets and $258.9 million in current liabilities. Working capital at December 31, 2005, was $182.7 million, consisting of $488.9 million in current assets and $306.2 million in current liabilities. In addition, we had available borrowing capacity under our revolving credit facility of $84.6 million at March 31, 2006.
Indebtedness
     At March 31, 2006, we had $65.4 million of letters of credit outstanding under our revolving credit facility, which reduced availability under that facility. See “— Letters of Credit.”
     Revolving Credit Facility. In July 2005, Western Refining LP entered into the revolving credit facility with a group of banks led by Bank of America, N.A., which was amended and restated in January 2006 in connection with the closing of our initial public offering to add Western Refining, Inc. as a co-borrower and to lower the interest rates and fees charged on the facility. The revolving credit facility matures on July 28, 2010. The revolving credit facility is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $150 million (which can be expanded to $200 million), and provides for letters of credit and swing line loans . There was no debt outstanding under the revolving credit facility at March 31, 2006, and as of that date, we had availability of $84.6 million due to outstanding letters of credit. See “— Letters of Credit.” The revolving credit facility, secured by certain cash, accounts receivable and inventory, can be used for working capital and capital expenditures, certain permitted distributions and general corporate purposes. The revolving credit facility, as amended and restated in January 2006, provides for an initial quarterly commitment fee of 0.3% per annum, subject to adjustment based upon our consolidated leverage ratio, and letter of credit fees of 1.625% per annum payable quarterly, subject to adjustment based upon our consolidated leverage ratio. Borrowing rates are initially based on LIBOR plus 1.625%, subject to adjustment based upon our consolidated leverage ratio. Availability under the revolving credit facility is subject to the accuracy of representations and warranties and absence of a default. The revolving credit facility contains customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum net worth, minimum interest coverage and maximum leverage. We were in compliance with these covenants at March 31, 2006. In addition, the revolving credit facility contains an event of default provision that will be triggered if the combined voting equity interests of RHC Holdings, L.P. and Refinery Company, L.C. in Western Refining, Inc. falls below 30% or if Western Refining LP ceases to be a wholly-owned subsidiary of Western Refining, Inc..
     Term Loan Facility. In July 2005, we also entered into the delayed-draw term loan facility arranged by Banc of America Securities LLC. The term loan facility matured on July 27, 2012, but was paid in full and terminated in January 2006 with proceeds from our initial public offering. The term loan facility provided for loans of up to $200 million, which were available in $150 million and $50 million tranches. We borrowed $150 million under this facility on July 29, 2005, and subject to certain conditions, the remaining $50 million under the term loan facility could have been borrowed at any time until November 30, 2005. On October 28, 2005, we elected to terminate the remaining $50 million of availability under the term loan facility. In December 2005, we made a required principal payment of $500,000, thereby leaving an outstanding principal balance under the term loan facility of $149.5 million at December 31, 2005. The term loan facility, which was secured by our fixed assets, including our refinery, was used to refinance certain of our indebtedness and could have been used for working capital and capital expenditures, certain permitted distributions and general business purposes. The term loan facility provided for a commitment fee of 0.75% per annum on the $50 million tranche until it was terminated. Borrowing rates were initially based on LIBOR plus 2.5% or prime plus 1.5%, which decreased upon achievement of certain ratings targets. The term loan facility contained customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum equity, minimum interest coverage and maximum leverage. In addition, the term loan facility contained an event of default provision that would have been triggered if the current beneficial ownership of Western Refining LP fell below 30%.
Letters of Credit
     Our revolving credit facility provides for the issuance of letters of credit. We issue letters of credit and cancel them on a monthly basis depending upon our need to secure crude oil purchases. At March 31, 2006, there were $65.4 million of irrevocable letters of credit outstanding, issued almost exclusively to crude oil suppliers.
Contractual Obligations and Commercial Commitments
     Information regarding our contractual obligations of the types described below as of March 31, 2006, is set forth in the following table.

	Payments Due by Period
	Less than			More Than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(dollars in thousands)
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	100	135	16	—	251
Purchase obligations	—	—	—	—	—
Other obligations(1)(2)(3)	8,706	22,780	22,788	95	54,369

Total obligations	$8,806	$22,915	$22,804	$95	$54,620

(1)	In June 2005, we entered into a sulfuric acid regeneration and sulfur gas processing agreement with DuPont. Under the agreement, we have a long-term commitment to purchase services for use by our refinery. Upon completion of the project, which is expected to occur by the end of 2007, the annual commitment for these services will range from $10.0 million increasing to $16.0 million per year over the next 20 years. Prior to this agreement, we incurred direct operating expenses related to sulfuric acid regeneration under a short-term agreement. The future payments are not included in the table, as payments do not commence until completion of the project.

(2)	In August 2005, we entered into a Throughput and Distribution Agreement and associated Storage Agreement with Magellan Pipeline Company, L.P. Under these agreements, we have a long-term commitment that began in February 2006 to provide for the transportation and storage of alkylate and other refined products from the Gulf Coast to our refinery via the Magellan South System. The minimum payment commitments are included in the table.

(3)	We are obligated to make future expenditures related to our pension and post-retirement obligations. Payments related to our pension are not fixed and cannot be reasonably determined beyond 2006; therefore, they are not included in the table. Estimated post-retirement obligation payments are included in the table. Our pension and post-retirement obligations are discussed in Note 6 to the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels and seasonal conditions. As of March 31, 2006, we held approximately 3.4 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $35.25 per barrel. As of March 31, 2006, current cost exceeded the carrying value of LIFO costs by $96.2 million. We refer to this excess as our LIFO reserve.
     In accordance with SFAS No. 133, all commodity futures contracts are recorded at fair value and any changes in fair value between periods is recorded in the other income (expense) section as gain (loss) from derivative activities.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts or price swaps and are entered into with counterparties that we believe to be creditworthy. We have elected not to designate these instruments as cash flow hedges for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses are reflected in gain (loss) from derivative activities at the end of each period. For the three months ended March 31, 2006, we had $3.6 million in net realized and unrealized gains accounted for using mark-to-market accounting.
     At March 31, 2006, we had open commodity derivative instruments consisting of price swaps on 375,000 barrels of refined products, primarily to fix margins on refined product sales for future quarters in 2006. These open instruments had total unrealized net gains at March 31, 2006, of approximately $1.5 million.
     During the three months ended March 31, 2006, we did not have any derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of March 31, 2006, we did not have any outstanding debt; as such there was not any variable interest rate risk.

Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information
Item 1. Legal Proceedings
     In the ordinary conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, it does not believe that any currently pending legal proceedings or proceedings to which it is a party will have a material adverse effect its our business, financial condition or results of operations.
Item 6. Exhibits

Number	Exhibit Title
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date
/s/ Paul L. Foster	President, Chief Executive Officer	May 12, 2006

Paul L. Foster	and Director
(Principal Executive Officer)

/s/ Gary R. Dalke	Chief Financial Officer and Treasurer	May 12, 2006

Gary R. Dalke	(Principal Financial Officer and
Principal Accounting Officer)

Index to Exhibits

Number	Exhibit Title
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.