Form 10-Q
period 2006-06-30
Western Refining, Inc.
filed 2006-08-10
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2006, there were 68,382,047 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Forward-Looking Statements
     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q relating to matters that are not historical fact, are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward looking statements include statements regarding our future sour crude oil processing capability, future refining capacity, future production of higher-value products, future satisfaction of regulatory requirements and seasonal gasoline demand. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
     Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our refined products;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in crack spreads;

•	changes in the sweet/sour spreads;

•	construction of new, or expansion of existing, product pipelines in the markets that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	execution of planned capital projects;

•	changes in the credit ratings assigned to our debt instruments;

•	effects of and cost of compliance with current and future local, state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control; and

•	other factors discussed in more detail under Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     Many of these factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2005, under Part I, Item 1A, “Risk Factors.” You are urged to consider these factors carefully in

ii

evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.
     Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. The forward-looking statements included herein are made only as of the date of this report, and we are not required to update any information to reflect events or circumstances that may occur after the date of this report, except as required by applicable law.

iii

PART I. FINANCIAL INFORMATION
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

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$183,534	$180,831
Trade accounts receivable	189,696	151,977
Inventories	201,660	145,769
Prepaid expenses	3,455	4,210
Other current assets	8,497	6,161

Total current assets	586,842	488,948
Property, plant, and equipment, net	224,013	149,234
Other assets, net of amortization	2,887	5,456

Total assets	$813,742	$643,638

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$317,594	$250,247
Accrued liabilities	59,871	26,025
Dividends payable	2,736	—
Deferred compensation payable	—	27,950
Current deferred income tax liability, net	4,576	—
Current portion of long-term debt	—	2,000

Total current liabilities	384,777	306,222
Long-term liabilities:
Long-term debt, less current portion	—	147,500
Deferred income tax liability, net	24,937	—
Post-retirement and other liabilities	11,123	12,003

Total long-term liabilities	36,060	159,503
Commitments and contingencies
Stockholders’ equity and partners’ capital:
Common stock, par value $0.01, 240,000,000 shares authorized; 66,615,028 shares issued and outstanding as of June 30, 2006	666	—
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	332,057	2
Retained earnings (deficit)	61,254	(33)
Total partners’ capital	—	177,944
Treasury stock, 49,687 shares, at cost	(1,072)	—

Total stockholders’ equity and partners’ capital	392,905	177,913

Total liabilities and equity	$813,742	$643,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$1,156,482	$790,840	$2,037,988	$1,485,180
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	973,830	690,893	1,786,433	1,340,235
Direct operating expenses (exclusive of depreciation and amortization)	43,907	28,931	82,008	57,991
Selling, general and administrative expenses	8,542	6,009	15,090	9,650
Maintenance turnaround expense	—	—	22,196	5,884
Depreciation and amortization	3,624	1,499	5,453	2,852

Total operating costs and expenses	1,029,903	727,332	1,911,180	1,416,612

Operating income	126,579	63,508	126,808	68,568
Other income (expense):
Interest income	2,195	688	3,896	998
Interest expense	(362)	(1,299)	(1,450)	(2,541)
Amortization of loan fees	(125)	(758)	(250)	(1,517)
Write-off of unamortized loan fees	—	—	(1,961)	—
Gain (loss) from derivative activities	(1,552)	663	2,077	(1,270)
Other income (expense)	(80)	—	(80)	—

Income before income taxes	126,655	62,802	129,040	64,238
Provision for income taxes	(40,151)	—	(62,281)	—

Net income	$86,504	$62,802	$66,759	$64,238

Net earnings per share:
Basic	$1.30	—	$1.04	—
Diluted	$1.29	—	$1.04	—

Weighted average common shares outstanding:
Basic	66,445	—	64,061	—
Diluted	66,935	—	64,306	—

Cash dividends declared per share	$0.04	—	$0.08	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED CHANGES IN
STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
(Unaudited)
(In thousands)

		Common Stock
			Additional	Retained
	Partners’		Paid-In	Earnings	Treasury
	Capital	Par Value	Capital	(Deficit)	Stock	Total
Balance at December 31, 2005	$177,944	$—	$2	$(33)	$—	$177,913
Capital distributions paid to partners immediately prior to initial public offering	(147,734)	—	—	—	—	(147,734)
Change from partnership to corporate holding company	(30,210)	477	29,733	—	—	—
Public offering of common stock	—	187	297,047	—	—	297,234
Stock issuance costs	—	—	(1,678)	—	—	(1,678)
Stock-based compensation	—	—	6,594	—	—	6,594
Restricted stock vesting	—	2	(2)	—	—	—
Tax benefit from restricted stock vesting	—	—	361	—	—	361
Cash dividend declared	—	—	—	(5,472)	—	(5,472)
Net income	—	—	—	66,759	—	66,759
Treasury stock, at cost	—	—	—	—	(1,072)	(1,072)

Balance at June 30, 2006	$—	$666	$332,057	$61,254	$(1,072)	$392,905

     The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$66,759	$64,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,453	2,852
Amortization of loan fees	250	1,517
Write-off of unamortized loan fees	1,961	—
Stock-based compensation expense	6,594	—
Deferred income taxes	29,513	—
Changes in operating assets and liabilities:
Short-term investments	—	(53,160)
Accounts receivable	(37,719)	(46,381)
Inventories	(55,891)	25,877
Prepaid expenses	755	23
Other assets	(2,255)	193
Deferred compensation payable	(27,950)	2,021
Accounts payable	67,347	39,787
Accrued liabilities	33,846	(1,788)
Post-retirement and other long-term liabilities	(880)	5,538

Net cash provided by operating activities	87,783	40,717

Cash flows from investing activities:
Capital expenditures	(80,203)	(21,779)

Net cash used in investing activities	(80,203)	(21,779)

Cash flows from financing activities:
Payments on long-term debt	(149,500)	(5,000)
Proceeds from sale of common stock	295,557	—
Dividends paid	(2,736)	—
Capital distributions paid to partners	(147,734)	(44,263)
Repurchases of common stock	(1,072)	—
Other	608	—

Net cash used in financing activities	(4,877)	(49,263)

Net increase (decrease) in cash and cash equivalents	2,703	(30,325)
Cash and cash equivalents at beginning of period	180,831	44,955

Cash and cash equivalents at end of period	$183,534	$14,630

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
     The Company, through its subsidiary, Western Refining LP, is engaged in the business of refining crude oil into gasoline, diesel fuels, and other refined products, and selling its products, as well as refined products purchased from third parties, to various customers located in the Southwest region of the U.S. and Mexico. The Company operates as one business segment.
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
     Also in connection with the initial public offering, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of Western Refining LP and all of its refinery assets. This reorganization was accomplished by the Company issuing 47,692,900 shares of its common stock to certain entities controlled by its majority stockholder in exchange for the membership and partner interests in the entities that owned Western Refining LP. Immediately following the completion of the offering, there were 66,443,000 shares of common stock outstanding, excluding any restricted shares issued. As of June 30, 2006, the Company had issued 1,991,024 shares of restricted stock. See Note 9, “Stock-Based Compensation” for a further discussion of the restricted stock issued.
     Historically, Western Refining LP had not incurred income taxes because its operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were periodically made to the partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of the initial public offering and the change in structure noted above, the Company is required to recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. See Note 5, “Income Taxes.”
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principals (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
     The condensed consolidated financial statements include the accounts of Western Refining, Inc. and its wholly owned subsidiaries, as if they were combined for all periods presented. All significant intercompany accounts and transactions have been eliminated.
2. Recent Accounting Pronouncements
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event when the amount can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under Statement of Financial Accounting Standard (“SFAS”) No. 143. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material affect on the Company’s financial position or results of operations.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, the standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for fiscal years beginning after June 15, 2005, and did not have a significant impact on the Company’s financial position or results of operations.
     The Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, and the FASB ratified it on September 28, 2005. This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business, specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The consensus in this Issue is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. The application of Issue No. 04-13 reduced net sales and cost of products sold by $42.8 million during the three months ended June 30, 2006.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial instruments – an amendment to FASB Statements No. 133 and 140, which provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 will be effective for fiscal years beginning after September 15, 2006. The Company believes that SFAS No. 155 will not have a material effect on the Company’s financial position or results of operations.
     In June 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements of a company in

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Application of FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes FIN 48 will not have a material impact in its financial position or results of operations.
3. Inventories
     Inventories were as follows (in thousands, except cost per barrel):

	As of June 30, 2006			As of December 31, 2005
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
Refined products	1,793	$88,601	$49.41	1,327	$52,664	$39.69
Crude oil and other	2,712	113,059	41.69	2,504	93,105	37.19

	4,505	$201,660		3,831	$145,769

     The Company determines market value inventory adjustments by evaluating crude oil and refined products inventory on an aggregate basis. The Company estimates the interim LIFO reserve based on the expected year-end inventory volumes due to fluctuations in inventory. The excess of the current cost of inventories over LIFO cost was $128.9 million at June 30, 2006, and $80.0 million at December 31, 2005.
4. Property, Plant, and Equipment
     The table below presents the balance of each major class of assets included in property, plant, and equipment (in thousands):

	As of	As of
	June 30,	December 31,
	2006	2005
Refinery and related equipment	$170,185	$73,937
Computers and software	3,031	2,939
Construction in process	61,873	82,386
Other	8,403	4,027

	243,492	163,289
Less accumulated depreciation	19,479	14,055

Property, plant and equipment, net	$224,013	$149,234

     The useful lives of depreciable assets used to determine depreciation expense were as follows:

Refinery and related equipment	4 - 20 years
Computers and software	3 - 5 years
Other	3 - 5 years

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On May 1, 2006, Western Refining LP acquired an asphalt plant and terminal located in El Paso, Texas and asphalt terminals located in Phoenix and Tucson, Arizona, and Albuquerque, New Mexico from Chevron U.S.A., Inc. The asphalt plant in El Paso is adjacent to the Company’s refinery and will be used to process a portion of its residuum production into finished asphalt products. The asphalt terminals will be used to distribute finished asphalt to the market areas in which they are located. The Company purchased the asphalt plant and terminals for approximately $20.0 million.
5. Income Taxes
     As discussed in Note 1, as a consequence of the initial public offering and the change in structure noted above, the Company is required to recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. In connection with the change to a corporate holding company structure immediately prior to the closing of the initial public offering, the Company recorded income tax expense of $21.3 million for the cumulative effect of recording its estimated net deferred tax liability. This net deferred tax liability recorded during the first quarter of 2006 is subject to change once Western Refining LP finalizes its income tax returns for 2005. The initial deferred tax liability was recorded based upon the assumption that a certain voluntary election would be made by Western Refining LP in its 2005 income tax return. This election is discretionary and, if changed, could result in a material adjustment to reduce the initial net deferred tax liability recorded by the Company. Any such change would be reflected as an adjustment to the provision for income taxes during the quarter in which the 2005 return is filed by Western Refining LP. In addition, the Company began recording a current provision for income taxes during the first quarter of 2006.
     The Company adjusted its effective tax rate from 34.5% to 31.8% to reflect estimated tax credits associated with the production of ultra low sulfur diesel. The following is an analysis of the Company’s consolidated income tax expense for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Current provision for income taxes	$32,029	$32,768
Deferred income tax	8,122	29,513

Provision for income taxes	$40,151	$62,281

     The following table presents the computation of pro forma income tax expense for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income before income taxes	$126,655	$62,802	$129,040	$64,238
Effective pro forma income tax rate	35.6%	35.6%	35.6%	35.6%

Pro forma income tax expense	$45,089	$22,358	$45,938	$22,869

Pro forma net income	$81,566	$40,444	$83,102	$41,369

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The unaudited pro forma provision for income tax information presented in the table above, represents the tax effects that would have been reported had the Company and its subsidiaries been subject to federal and state income taxes as a corporation for all periods presented. Pro forma income tax expense reflects a blended statutory rate of 35.6%. This rate includes a federal rate of 35.0% and a state income tax rate of 0.6% (net of federal benefit). The tax rate was revised to reflect updated state apportionment information. Actual rates and income tax expenses could have differed had the Company been subject to federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to federal and state income taxes for all periods presented.
     In May 2006, the State of Texas enacted a new business tax that is imposed on our gross revenues to replace the State’s current franchise tax regime. The new legislation’s effective date is January 1, 2008, which means that our first Texas Margins Tax (“TMT”) return will not become due until May 15, 2008, and will be based on our 2007 operations. Although the new TMT is imposed on an entity’s gross revenue rather than on its net income, certain aspects of the tax make it similar to an income tax. In accordance with the guidance provided in SFAS No. 109, Accounting for Income Taxes, the Company has properly considered and will continue to account for the impact of the newly-enacted legislation in the determination of its state income tax liability.
6. Long-Term Debt
     Long-term debt at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2006	2005
New Term Loan	$—	$149,500
New Revolver	—	—

	—	149,500
Less current portion	—	(2,000)

Total long-term debt	$—	$147,500

     In July 2005, the Company entered into the delayed-draw term loan facility (“New Term Loan”) arranged by Banc of America Securities LLC. The New Term Loan had a maturity date of July 27, 2012. The New Term Loan provided for loans of up to $200 million, which were available in $150 million and $50 million tranches. The Company borrowed $150 million under this facility on July 29, 2005, and subject to certain conditions, the remaining $50 million under the New Term Loan could have been borrowed at any time until November 30, 2005. On October 28, 2005, the Company elected to terminate the remaining $50 million of availability under the New Term Loan. The outstanding principal balance was $149.5 million at December 31, 2005. The New Term Loan, which was secured by the Company’s fixed assets, including its refinery, was used to refinance certain of the Company’s indebtedness and could have been used for working capital and capital expenditures, certain permitted distributions and general business purposes. The New Term Loan provided for a commitment fee of 0.75% per annum on the $50 million tranche until it was terminated. Borrowing rates were initially based on LIBOR plus 2.5% or prime plus 1.5%, which decreased upon achievement of certain ratings targets. The New Term Loan contained customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum equity, minimum interest coverage and maximum leverage. The Company was in compliance with these covenants at December 31, 2005. In addition, the New Term Loan contained an event of default provision that would have been triggered if the current beneficial ownership of the Company fell below 30%. The New Term Loan was paid in full on January 24, 2006 with proceeds from the Company’s initial public offering, and the facility was terminated.
     On August 29, 2003, the Company and Kaston Pipeline Company, L.P. (“Kaston”), an affiliate of the Company until August 31, 2004, entered into a loan agreement with a bank syndicate for a term loan (“Old Term Loan”) in the amount of $125 million, of which $109.9 million was allocated to the Company based on the asset cost as defined in

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the purchase and sale agreement related to the acquisition of certain refinery assets in 2003 (“North Refinery”). The Old Term Loan was amended in March 2004. The amendment modified certain terms of the Old Term Loan, including reducing the interest rate to LIBOR plus 3.5% per annum from 5.0% per annum. The Old Term Loan was further modified in August 2004 to release Kaston from the agreement, as all partnership interests in Kaston were sold. The Old Term Loan had a term of five years. The Old Term Loan provided for principal payments of $2.5 million paid quarterly beginning on December 31, 2003. In addition, the Old Term Loan provided for a payment equal to 50% of the Company’s excess cash flow as defined in the loan agreement. The Old Term Loan was guaranteed by affiliates of the Company and was secured by refinery assets of the Company. The Old Term Loan was paid in full on July 29, 2005, with a portion of the proceeds from the New Term Loan.
     In July 2005, the Company entered into the revolving credit facility (“New Revolver”) with a group of banks led by Bank of America, N.A., which was amended and restated on January 24, 2006 in connection with Western Refining, Inc.’s initial public offering to add Western Refining, Inc. as a co-borrower. The New Revolver matures on July 28, 2010. The New Revolver is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $150 million (which can be expanded to $200 million), and provides for letters of credit and swing line loans. There was no debt outstanding under the New Revolver at June 30, 2006, and as of that date, the Company had availability of $80.9 million due to outstanding letters of credit. The New Revolver, secured by certain cash, accounts receivable and inventory, can be used for working capital and capital expenditures, certain permitted distributions and general corporate purposes. The New Revolver provides for a quarterly commitment fee of 0.25% per annum, letter of credit fees of 1.375% per annum payable quarterly, and borrowing rates initially based on LIBOR plus 1.375%, each of which are subject to adjustment based upon Western Refining, Inc.’s consolidated leverage ratio. Availability under the New Revolver is subject to the accuracy of representations and warranties and absence of a default. The New Revolver contains customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum net worth, minimum interest coverage and maximum leverage. The Company was in compliance with these covenants at June 30, 2006. In addition, the New Revolver contains an event of default provision that will be triggered if the current voting equity interests of the prior owners of Western Refining LP falls below 30% of the voting interests in Western Refining, Inc., or if Western Refining LP ceases to be a wholly owned subsidiary of Western Refining, Inc.
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
     The New Revolver provides for the issuance of letters of credit. As of June 30, 2006, the Company had $69.1 million of outstanding letters of credit under the New Revolver.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Pensions and Post-Retirement Obligations
Pension Plan
     The components of the net periodic benefit cost associated with the Company’s pension plan were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net periodic benefit cost includes:
Service cost	$755	$448	$1,510	$894
Interest cost	230	133	459	264
Expected return on assets	(75)	(35)	(149)	(70)
Amortization of net loss	65	—	130	—

Net periodic benefit cost	$975	$546	$1,950	$1,088

Post-retirement Benefits
     The components of net periodic benefit cost associated with the Company’s post-retirement medical benefit plan were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2006	2005	2006	2005
Net periodic benefit cost includes:
Service cost	$12	$12	$24	$24
Interest cost	19	16	38	34
Amortization of net gain	(2)	—	(3)	—

Net periodic benefit cost	$29	$28	$59	$58

     The Company contributed $2.9 million to the pension plan in March 2006. The Company does not intend to make any additional contributions in 2006. The Company is not required to fund the post-retirement medical plan on an annual basis.
8. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil and refined product forward contracts to facilitate the supply of crude oil to the refinery and the sale of refined products. During the six months ended June 30, 2006, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil and refined products, which qualify as normal purchases and normal sales that are exempt from SFAS 133. At June 30, 2006, the Company did not have any material net forward, fixed-price contracts to purchase or to sell crude oil. At December 31, 2005, the net forward, fixed price contracts to purchase crude oil were $1.8 million and to sell crude oil were $1.9 million.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of the outstanding contracts at June 30, 2006, was a net unrealized loss of $0.2 million, of which $2.2 million was in current assets and $2.4 million was in current liabilities. At December 31, 2005, the fair value of the outstanding contracts was a net gain of $0.2 million, of which $0.7 million was in current assets and $0.5 million was in current liabilities.
9. Stock-Based Compensation
     In January 2006, 1,772,041 shares of restricted stock having an aggregate fair value of $30.1 million at the measurement date were granted to the prior deferred compensation participants of Western Refining LP. The vesting of such restricted shares will occur over a two-year period. In addition, there were 218,983 shares of restricted stock having an aggregate fair value of $4.0 million at the date of grant that were granted during the first half of 2006 to other employees and outside directors with vesting primarily over a three-year period. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. The fair value of each share of restricted stock awarded was measured based on the market price as of the measurement date and will be amortized over the respective vesting periods.
     Stock-based compensation expense is included in selling, general and administrative expenses on the statement of operations. The Company recorded compensation expense of $3.7 million and $6.6 million for the three and six months ended June 30, 2006, respectively. There was no tax benefit related to this expense during the first quarter of 2006, and the tax benefit related to these expenses was $1.7 million for the six months ended June 30, 2006. No expense was capitalized in either period. The aggregate fair value at grant date of the shares vested during the six months ended June 30, 2006 was $3.8 million with a related aggregate intrinsic value of $4.8 million.
     As of June 30, 2006, there were 1,767,019 shares of restricted stock outstanding with an aggregate fair value at grant date of $30.3 million and an aggregate intrinsic value of $38.1 million. The compensation cost of nonvested awards not recognized as of June 30, 2006, was $27.5 million, which will be recognized over a weighted average period of approximately 1.9 years. The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2006:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2005	—	$—
Awards granted	1,991,024	17.13
Awards vested	(221,715)	17.00
Awards forfeited	(2,290)	18.25

Nonvested at June 30, 2006	1,767,019	17.15

     The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of June 30, 2006, there were 3,011,266 shares of common stock reserved for future grants under this plan.
10. Stockholders’ Equity
     On January 24, 2006, the Company completed an initial public offering of 18,750,000 shares of its common stock at an aggregate offering price of $318.8 million. The Company received approximately $297.2 million in net proceeds from the initial public offering (see Note 1, “Organization and Basis of Presentation”).
     On May 25, 2006, the Company announced its regular quarterly cash dividend of $0.04 per share on its common stock. The dividend was paid on July 20, 2006 to stockholders of record at the close of business on June 30, 2006.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The total cash required for the dividend declared was $2.7 million and is reflected as “Dividends payable” on the balance sheet as of June 30, 2006.
     The Company repurchased 49,687 shares of its common stock at an aggregate cost of $1.1 million during the second quarter of 2006. These repurchases were made to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Company’s Long-Term Incentive Plan.
11. Earnings Per Share
     On January 24, 2006, the Company completed the initial public offering of 18,750,000 shares of its common stock. Also in connection with the initial public offering, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of Western Refining LP and all of its refinery assets. This reorganization was accomplished by the Company issuing 47,692,900 shares of its common stock to certain entities controlled by its majority stockholder in exchange for the membership and partner interests in the entities that owned Western Refining LP. Immediately following the completion of the offering, there were 66,443,000 shares of common stock outstanding, excluding any restricted shares issued (see Note 1, “Organization and Basis of Presentation”).
     The Company uses the treasury stock method to determine the amount of fully diluted shares outstanding. The computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 is presented below:

	Three Months Ended June 30, 2006
	Income	Shares	Per Share
	(in thousands)
Basic earnings per share:
Net income	$86,504	66,445,098	$1.30

Effect of dilutive securities:
Unvested restricted stock	—	489,512

Diluted earnings per share:
Net income	$86,504	66,934,610	$1.29

	Six Months Ended June 30, 2006
	Income	Shares	Per Share
	(in thousands)
Basic earnings per share:
Net income	$66,759	64,061,459	$1.04

Effect of dilutive securities:
Unvested restricted stock	—	245,001

Diluted earnings per share:
Net income	$66,759	64,306,460	$1.04

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Related Party Transactions
     On December 13, 2004, the Company entered into a non-exclusive aircraft lease agreement with a related party controlled by the Company’s majority stockholder. Pursuant to the lease agreement, an aircraft can be leased by the Company at a rate of $600 per flight hour. In addition, the Company is responsible for all operating and maintenance costs associated with its use of the aircraft. The Company has a policy requiring that certain officers of the Company deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for personal use of the aircraft. The officers reimburse the Company for personal use of the aircraft pursuant to a time sharing agreement. The Company believes that it leases the aircraft on terms no less favorable to it than would be obtained from an unaffiliated third party. The following table summarizes the total costs incurred for the lease of the aircraft for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Lease payments	$62	$53	$134	$127
Operating and maintenance expenses	223	260	434	486
Reimbursed by officers	(140)	—	(196)	—

Total costs	$145	$313	$372	$613

     The Company had a promissory note due from Ascarate Group LLC (“Ascarate”), which was controlled by the Company’s majority stockholder. Up to $2.0 million could have been advanced under the terms of the note. The note was secured by deeds of trust for certain properties located near the refinery. Principal plus accrued interest was due in full on June 1, 2010. Interest was payable quarterly at the prevailing prime rate, subject to a maximum of 12% per annum. The principal and accrued interest due as of December 31, 2005 was approximately $0.1 million. On January 31, 2006, the Company acquired the ownership interests in Ascarate for a nominal amount. Accordingly, Ascarate became a wholly-owned subsidiary of the Company and is no longer a related party.
     The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004. Sales to Transmountain, at market-based rates, totaled $17.9 million and $37.4 million for the three and six months ended June 30, 2006, respectively. Total accounts receivable due from Transmountain as of June 30, 2006, were $2.1 million. Total sales to Transmountain were $16.7 million and $31.9 million for the three and six months ended June 30, 2005, respectively. At December 31, 2005, total accounts receivable due from Transmountain were $3.2 million.
     The Company has entered into a lease agreement with Transmountain, whereby Transmountain leases certain office space from the Company at a market-based rate. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The monthly base rental starts at $6,800, subject to adjustment at the end of the first five-year period based upon the change in the Consumer Price Index. Rental payments received from Transmountain were $20,400 and $40,800, for the three and six months ended June 30, 2006, respectively.
     The Company recorded expenses related to deferred compensation agreements executed in 2003 and 2004 between certain employees and its limited partner, as amended in November and December 2005, which were historically deemed to be a non-cash capital contribution of the limited partner. Expense had been recognized ratably over the vesting periods of the individual participants based upon the value of such agreements, as defined. Through December 31, 2005, deferred compensation expense was recorded as selling, general and administrative expenses in the statements of operations. Deferred compensation expense of $2.0 million was recorded for the six months ended June 30, 2005.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In November and December 2005, the Company and the Company’s then limited partner amended the deferred compensation agreements executed in fiscal 2003 and fiscal 2004 between certain employees and its then limited partner. Pursuant to the amended agreements, the Company assumed the obligation of its then limited partner, and the deferred compensation agreements were terminated in exchange for a cash payment of $28.0 million to the participants in such plan plus the granting of restricted stock, which would vest ratably each quarter for two years. The $28.0 million cash payment was made in January 2006 following the sale of the Company’s common stock in connection with its initial public offering. In addition, approximately 1.8 million shares of restricted stock having a value of $30.1 million at the date of grant were granted in January 2006 to the prior deferred compensation participants. The value of such restricted shares will be expensed over a two-year period (see Note 9).
13. Contingencies
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The Company has recently been named as a defendant, along with many other companies, including other refiners, in a lawsuit filed in New Mexico by the New Mexico Attorney General and several private law firms. The Company understands that the case has been transferred to the Southern District of New York by the Judicial Panel on Multidistrict Litigation. The Company has not been served with a summons and complaint, nor has the Company made an appearance in this litigation. The State of New Mexico alleges that leakage of methyl tertiary butyl ether (“MTBE”) has impacted certain of the state’s water supplies. No specific water supplies which are alleged to have been impacted have been identified at this time. If the Company is served with a summons and made an active defendant in this matter, the Company will vigorously defend itself. At this time, the Company is investigating this matter and does not have enough information to determine if any liability is probable. The Company believes that any potential liability would not have a material adverse impact on its financial condition, results of operations or cash flows.
     The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.
14. Operating Leases and Other Commitments
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and elsewhere in this report. You should read such “Risk Factors.” In this Item 2, all references to “Western Refining,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), unless the context otherwise requires or where otherwise indicated.
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
     We are currently investing significant capital in refinery initiatives that will allow us to improve our crude oil processing flexibility, expand our crude oil refining capacity in excess of 120,000 bpd, increase production of higher-value refined products and satisfy certain regulatory requirements. These initiatives should be completed by the end of 2007. Among these initiatives are the completion of a sulfuric acid regeneration and sulfur gas processing plant, referred to as the acid and sulfur gas plant, which will provide us with the flexibility to efficiently increase our sour crude oil processing from approximately 10% to over 50% of our daily crude oil throughput capacity. The actual percentage of sour crude oil processed will be determined by many factors including the spread between the cost of sweet and sour crude oil and the market value of the lower value refined product yield. We also plan to increase our current production of Phoenix grade gasoline, or CBG, and maximize the financial benefits derived from the additional pipeline capacity available to us once the Kinder Morgan East Line expansion is completed. Finally, we have upgraded our existing diesel hydrotreater to comply with the ultra low sulfur diesel requirements of the Environmental Protection Agency, or EPA.
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
Major Influences on Results of Operations
     Our earnings and cash flows from operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline and other refined products, which in turn depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. While our operating revenues fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flow.
     In order to measure our operating performance, we compare our per barrel refinery gross margin to certain industry benchmarks, specifically the Gulf Coast 3/2/1 and West Coast 5/3/2 crack spreads. A 3/2/1 crack spread in a given region is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. A 5/3/2 crack spread in a given region is calculated assuming that five barrels of a benchmark crude oil are converted, or cracked, into three barrels of gasoline and two barrels of diesel. We calculate the Gulf Coast 3/2/1 crack spread using the market values of Gulf Coast 87 octane gasoline, Gulf Coast low-sulfur diesel and West Texas Intermediate, or WTI, crude oil priced at Cushing, Oklahoma. We calculate the West Coast 5/3/2 crack spread using the market values of Los Angeles 85.5 octane gasoline, Los Angeles low-sulfur diesel and Alaskan North Slope crude oil. The Gulf Coast and West Coast crack spreads are proxies for the per barrel refinery gross margin that a crude oil refiner situated in the Gulf Coast and West Coast region, respectively, would expect to earn if it refined crude oil and sold conventional gasoline and low-sulfur diesel. We calculate our per barrel refinery gross margin by dividing the difference between net sales and cost of products sold by our refinery’s total throughput volume.
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
     Tucson and Phoenix, Arizona, reflect a West Coast market pricing structure, while El Paso, Albuquerque, New Mexico, and Juárez, Mexico, reflect a Gulf Coast market pricing structure. Our refined products typically sell at a premium to those sold on the Gulf Coast due to high demand growth and limited local refining capacity in our markets. In Phoenix, we also benefit from more stringent fuel specifications that require the use of CBG, which is typically our highest value product.
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
     Safety, reliability and the environmental performance of our refinery operations are critical to our financial performance. Unplanned downtime of our refinery generally results in lost refinery gross margin opportunity, increased maintenance costs and a temporary increase in working capital investment and inventory. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or a major maintenance project, through a planning process that considers product availability, margin environment and the availability of resources to perform the required maintenance. As a result, we generally schedule our downtime during the winter months. We performed a planned maintenance turnaround during the first quarter of 2006 at a cost of $22.2 million, which was expensed during that same quarter.
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
     We terminated our residuum supply agreement with Chevron Corporation in December 2005. We believe that the historical pricing under this agreement reflected a below-market price for our residuum. We are now selling our residuum to third parties at market-based rates. In May 2006, we acquired an asphalt plant and terminal located adjacent to our refinery in El Paso, Texas, that will be used to process a portion of our residuum production into finished asphalt products. We also acquired asphalt terminals located in Phoenix and Tucson, Arizona, and Albuquerque, New Mexico, that will be used to distribute finished asphalt to the market areas in which they are located.
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
     On July 29, 2005, we refinanced a prior line of credit for $140.0 million with a new $150.0 million revolving credit facility. This new line of credit is used primarily to support the issuance of letters of credit in connection with our purchases of crude oil. At June 30, 2006, and December 31, 2005, there were no amounts outstanding under this refinanced credit facility.

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
Changes in Our Legal Structure
     Prior to our initial public offering in January 2006, our operations were conducted by an operating partnership, Western Refining LP. Immediately prior to the closing of our initial public offering, Western Refining LP became an indirect, wholly-owned subsidiary of Western Refining as a result of a series of steps. As a result, we now report our results of operations and financial condition as a corporation on a consolidated basis rather than as an operating partnership.
     Historically, we did not incur income taxes because our operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were made to our partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of our change in structure, we now recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. As of January 24, 2006, our estimated net deferred tax liability was $21.3 million, resulting primarily from accelerated depreciation. In connection with the change to a corporate holding company structure immediately prior to the closing of our initial public offering, we recorded income tax expense of $21.3 million in the first quarter of 2006 for the cumulative effect of recording our estimated net deferred tax liability. This net deferred tax liability recorded during the first quarter of 2006 is subject to change once Western Refining LP finalizes its income tax returns for 2005. The initial deferred tax liability was recorded based upon the assumption that a certain voluntary election would be made by Western Refining LP in its 2005 income tax return. This election is discretionary and, if changed, could result in a material adjustment to reduce the initial net deferred tax liability that we recorded. Any such change would be reflected as an adjustment to the provision for income taxes during the quarter in which the 2005 return is filed by Western Refining LP. In addition, we now incur income taxes, and our financial statements reflect the actual impact of income taxes beginning in the first quarter of 2006.
     In connection with our initial public offering, we assumed the obligations under an equity appreciation rights plan that was an obligation of one of the partners of Western Refining LP. We terminated such plan in exchange for a cash payment of $28.0 million to the participants in such plan immediately prior to the consummation of our offering. In addition, we have granted such participants 1,772,041 restricted shares of our common stock, which will vest ratably each quarter for two years. As of December 31, 2005, $28.0 million of compensation expense related to this equity appreciation rights plan had been recorded by Western Refining LP, of which $24.0 million was recorded during 2005. Deferred compensation expense of $2.0 million was recorded during the first half of 2005. The fair market value of the restricted stock, determined at the date of grant, will be amortized over the vesting period as stock-based compensation expense and included in selling, general and administrative expenses.
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
Public Company Expenses
     We believe that our annual general and administrative expenses will increase as a result of becoming a public company following our initial public offering by approximately $2.0 million to $2.5 million. This increase will be due to the cost of tax return preparations, accounting support services, filing annual and quarterly reports with the Securities and Exchange Commission, or SEC, increased audit fees, investor relations, directors’ fees, directors’ and officers’ insurance, legal fees and registrar and transfer agent fees. Our financial statements reflect the impact of a portion of these increased expenses and affect the comparability of our financial statements with periods prior to our initial public offering.
Critical Accounting Policies and Estimates
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
     Inventories. Our inventories of crude oil and other feedstocks, unfinished products and refined products are priced at the lower of cost or market. Cost is determined using the last-in, first-out, or LIFO, inventory valuation method. Under the LIFO valuation method, the most recent acquisition costs are charged to cost of products sold, and inventories are valued at the earliest acquisition costs. We selected this method because we believe that it more accurately reflects the cost of our current sales. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. We determine market value inventory adjustments by evaluating crude oil, refined products and other inventories on an aggregate basis. The current cost of our inventories exceeded LIFO costs by $128.9 million at June 30, 2006.
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
     The Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, and the FASB ratified it on September 28, 2005. This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business; specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The consensus in this Issue is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. The application of Issue No. 04-13 reduced our net sales and cost of products sold by $42.8 million during the three months ended June 30, 2006.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial instruments – an amendment to FASB Statements No. 133 and 140, which provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcarted from its host contract in accordance with SFAS No. 133. SFAS No. 155 will be effective for fiscal years beginning after September 15, 2006. We believe that SFAS No. 155 will not have a material effect on our financial position or results of operations.
     In June 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements of a company in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Application of FIN 48 is effective for fiscal years beginning after December 15, 2006. We believe FIN 48 will not have a material impact in our financial position or results of operations.

Results of Operations
     The following tables set forth our summary historical financial and operating data for the periods indicated below. The summary statement of operations data for the three and six months ended June 30, 2005, and the summary balance sheet data as of June 30, 2005, have been derived from the unaudited financial statements of Western Refining LP. The summary statement of operations data for the three and six months ended June 30, 2006, and the summary balance sheet data as of June 30, 2006, have been derived from the unaudited financial statements of Western Refining, Inc. and subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per barrel and per share data)		(in thousands, except per barrel and per share data)
Statement of Operations Data:
Net sales	$1,156,482	$790,840	$2,037,988	$1,485,180
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	973,830	690,893	1,786,433	1,340,235
Direct operating expenses (exclusive of depreciation and amortization)	43,907	28,931	82,008	57,991
Selling, general and administrative expenses	8,542	6,009	15,090	9,650
Maintenance turnaround expense	—	—	22,196	5,884
Depreciation and amortization	3,624	1,499	5,453	2,852

Total operating costs and expenses	1,029,903	727,332	1,911,180	1,416,612

Operating income	126,579	63,508	126,808	68,568
Interest income	2,195	688	3,896	998
Interest expense	(362)	(1,299)	(1,450)	(2,541)
Amortization of loan fees	(125)	(758)	(250)	(1,517)
Write-off of unamortized loan fees	—	—	(1,961)	—
Gain (loss) from derivative activities	(1,552)	663	2,077	(1,270)
Other income (expense)	(80)	—	(80)	—

Income before income taxes	126,655	62,802	129,040	64,238
Provision for income taxes(1)	(40,151)	—	(62,281)	—

Net income(1)	$86,504	$62,802	$66,759	$64,238

Basic earnings per share	$1.30	—	$1.04	—
Dilutive earnings per share	$1.29	—	$1.04	—
Weighted average basic shares outstanding	66,445	—	64,061	—
Weighted average dilutive shares outstanding	66,935	—	64,306	—
Cash Flow Data:
Net cash provided by (used in):
Operating activities(1)	$107,282	$29,424	$87,783	$40,717
Investing activities	(36,968)	(11,482)	(80,203)	(21,779)
Financing activities(1)	(3,447)	(46,144)	(4,877)	(49,263)
Other Data:
Adjusted EBITDA(2)	$130,766	$66,358	$160,350	$77,032
Capital expenditures	36,968	11,482	80,203	21,779
Balance Sheet Data (end of period):
Cash and cash equivalents			$183,534	$14,630
Working capital			202,065	89,239
Total assets			813,742	420,370
Total debt			—	50,000
Partners’ capital			—	129,588
Stockholders’ equity			392,905	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per barrel and per share data)		(in thousands, except per barrel and per share data)
Key Operating Statistics:
Total sales volume (bpd)(3)	141,180	132,815	136,853	133,706
Total refinery production (bpd)	129,685	116,625	117,637	112,040
Total refinery throughput (bpd)(4)	131,980	119,224	119,805	114,050
Per barrel of throughput:
Refinery gross margin(5)	$15.21	$9.21	$11.60	$7.02
Gross profit(5)	14.91	9.07	11.35	6.88
Direct operating expenses(6)	3.66	2.67	3.78	2.81

(1)	Historically, we were not subject to federal or state income taxes due to our partnership structure. Prior to our initial public offering, our net cash provided by operating activities did not reflect any reduction for income tax payments, while net cash used by financing activities reflected distributions to our partners to pay income taxes. Since our initial public offering, we have incurred income taxes that will reduce net income and cash flows from operations, and we have ceased to make any such income tax-related distributions to our equity holders. In addition, we recorded additional income tax expense for the cumulative effect of recording our estimated net deferred tax liability in the amount of $21.3 million upon changing from a partnership to a corporate holding company structure. This net deferred tax liability recorded during the first quarter of 2006 is subject to change once Western Refining LP finalizes its income tax returns for 2005. The initial deferred tax liability was recorded based upon the assumption that a certain voluntary election would be made by Western Refining LP in its 2005 income tax return. This election is discretionary and, if changed, could result in a material adjustment to reduce the initial net deferred tax liability that we recorded. Any such change would be reflected as an adjustment to the provision for income taxes during the quarter in which the 2005 return is filed by Western Refining LP.

(2)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, write-off of unamortized loan fees, depreciation, amortization and maintenance turnaround expense. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for significant turnaround activities, capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and

•	our calculation of Adjusted EBITDA may differ from the Adjusted EBITDA calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.
The following table reconciles net income to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$86,504	$62,802	$66,759	$64,238
Interest expense	362	1,299	1,450	2,541
Income tax expense	40,151	—	62,281	—
Amortization of loan fees	125	758	250	1,517
Write-off of unamortized loan fees	—	—	1,961	—
Depreciation and amortization	3,624	1,499	5,453	2,852
Maintenance turnaround expense	—	—	22,196	5,884

Adjusted EBITDA	$130,766	$66,358	$160,350	$77,032

(3)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(4)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(5)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refinery’s total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities. These derivatives are used to minimize fluctuations in earnings but are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. The following table reconciles gross profit to refinery gross margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except per barrel amounts)		(in thousands, except per barrel amounts)
Net Sales	$1,156,482	$790,840	$2,037,988	$1,485,180
Cost of products sold (exclusive of depreciation and amortization)	973,830	690,893	1,786,433	1,340,235
Depreciation and amortization	3,624	1,499	5,453	2,852

Gross profit	179,028	98,448	246,102	142,093
Plus depreciation and amortization	3,624	1,499	5,453	2,852

Refinery gross margin	$182,652	$99,947	$251,555	$144,945

Refinery gross margin per refinery throughput barrel	$15.21	$9.21	$11.60	$7.02

Gross profit per refinery throughput barrel	$14.91	$9.07	$11.35	$6.88

(6)	Refinery direct operating expense per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

The following table sets forth our summary refining throughput and production data for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Refinery throughput (bpd)
WTI crude oil	103,523	98,342	96,262	95,588
WTS crude oil	13,303	9,744	11,299	8,435
Other feedstocks/blendstocks	15,154	11,138	12,244	10,027

Total	131,980	119,224	119,805	114,050

Refinery product yields (bpd)
Gasoline	70,634	68,071	64,993	64,971
Diesel and jet fuel	50,150	40,000	44,590	38,904
Residuum	5,620	4,944	4,952	4,702
Other	3,281	3,610	3,102	3,465

Total	129,685	116,625	117,637	112,042

Three Months Ended June 30, 2006, Compared to the Three Months Ended June 30, 2005
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates or discounts and excise taxes. Net sales for the three months ended June 30, 2006 were $1,156.5 million, compared to $790.8 million for the three months ended June 30, 2005, an increase of $365.7 million, or 46.2%. This increase primarily resulted from significantly higher refined product prices. Our average sales price per barrel for the second quarter of 2006 increased by 37.5% to $90.04 from $65.47 for the second quarter of 2005, due to increased market prices. Our sales volume increased by 761,000 barrels, or 6.3%, to 12.9 million barrels for the second quarter of 2006, compared to 12.1 million barrels for the second quarter of 2005.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Cost of products sold was $973.8 million for the three months ended June 30, 2006, compared to $690.9 million for the three months ended June 30, 2005, an increase of $282.9 million, or 40.9%. This increase was primarily a result of higher crude oil prices. Our average cost per barrel of crude oil for the second quarter of 2006 was $69.32, compared to $47.67 for the second quarter of 2005, an increase of 45.5%. Total refinery throughput for the second quarter of 2006 increased 1.2 million barrels compared to 10.8 million barrels for the second quarter of 2005. Refinery gross margin per throughput barrel increased from $9.21 in the second quarter of 2005 to $15.21 in the second quarter of 2006, reflecting improved industry crack spreads. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $14.91 and $9.07 for the three months ended June 30, 2006 and 2005, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes and environmental compliance costs. Direct operating expenses were $43.9 million for the three months ended June 30, 2006, compared to $28.9 million for the three months ended June 30, 2005, an increase of $15.0 million, or 51.9%. This increase primarily resulted from higher routine maintenance costs ($4.6 million), higher energy costs ($4.0 million), increased personnel costs ($2.8 million, of which $1.5 million is attributable to incentive compensation related to our financial performance), increased property tax accruals ($1.5 million), increased outside support services ($0.5 million) and higher catalyst and chemical costs ($0.4 million). Direct operating expenses per throughput barrel were $3.66 for the second quarter of 2006, compared to $2.67 for the second quarter of 2005.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs and stock-based compensation. Selling, general and administrative expenses were $8.5 million for the three months ended June 30, 2006, compared to $6.0 million for the three months ended June 30, 2005, an increase of $2.5 million, or 41.7%. The increase primarily resulted from increased stock-based compensation expense related to restricted stock grants in 2006 ($3.7 million) and increased incentive compensation related to our financial performance ($0.7 million). These increases were partially offset by decreased deferred compensation related to equity appreciation rights granted to certain of our employees ($2.0 million).
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2006, was $3.6 million, compared to $1.5 million for the three months ended June 30, 2005. The increase was due to the completion of various capital projects throughout 2005 and the first half of 2006.
     Operating Income. Operating income was $126.6 million for the three months ended June 30, 2006, compared to $63.5 million for the three months ended June 30, 2005, an increase of $63.1 million, or 99.4%. This increase is attributable primarily to increased refinery gross margins in the second quarter of 2006 compared to the second quarter of 2005.
     Interest Expense. Interest expense for the three months ended June 30, 2006 was $0.4 million, compared to $1.3 million for the three months ended June 30, 2005. Our long-term debt was paid in full in January 2006 with a portion of the proceeds from our initial public offering. As a result, ongoing interest expense will be primarily related to letter of credit fees associated with our revolving line of credit.
     Amortization of Loan Fees. Amortization of loan fees for the three months ended June 30, 2006, was $0.1 million compared to $0.8 million for the three months ended June 30, 2005.
     Gain (Loss) from Derivative Activities. The net loss from derivative activities was $1.6 million for the three months ended June 30, 2006, compared to a net gain of $0.7 million for the three months ended June 30, 2005. The difference between the two periods was primarily attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Income Tax Expense. With our change from a partnership to a corporate holding company structure on January 24, 2006, we began to reflect a provision for income taxes at an average tax rate of 31.8%. No income taxes were reflected prior to the change, as our taxes were the responsibility of the partners. We did, however, make distributions to our partners to cover their tax obligations prior to this change. Those prior distributions were reflected in our financing activities cash flow.
     Net Income. We reported net income of $86.5 million for the three months ended June 30, 2006, compared to net income of $62.8 million for the three months ended June 30, 2005, representing $1.29 net income per share for the second quarter of 2006 on a weighted average dilutive shares outstanding of 66.9 million. The second quarter 2006 net income includes $40.2 million of income tax expense, with no comparable activity in the second quarter of 2005 upon our change to a corporate holding company structure.
Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005
     Net Sales. Net sales for the six months ended June 30, 2006, were $2,038.0 million, compared to $1,485.2 million for the six months ended June 30, 2005, an increase of $552.8 million, or 37.2%. This increase primarily resulted from significantly higher refined product prices. Our average sales price per barrel for the six month period ended June 30, 2006, increased by 34.0% to $82.32 from $61.41 for the same period last year, due to increased market prices. Our sales volume increased by 570,000 barrels, or 2.4%, to 24.8 million barrels for the first half of 2006, compared to 24.2 million barrels for the first half of 2005.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $1,786.4 million for the six months ended June 30, 2006, compared to $1,340.2 million for the three months ended June 30, 2005, an increase of $446.2 million, or 33.3%. This increase was primarily a result of higher crude oil prices. Our average cost per barrel of crude oil for the first half of 2006 was $66.33, compared to $48.69 for the first half of 2005, an increase of 36.2%. Total refinery throughput for the six month period ended June 30, 2006, increased 1.0 million barrels compared to 20.6 million barrels for the six month period ended June 30, 2005. Refinery gross margin per throughput barrel increased from $7.02 in the first half of 2005 to $11.60 in the first half of 2006, reflecting improved industry crack spreads. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $11.35 and $6.88 for the six months ended June 30, 2006 and 2005, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $82.0 million for the six months ended June 30, 2006, compared to $58.0 million for the six months ended June 30, 2005, an increase of $24.0 million, or 41.4%. This increase primarily resulted from higher energy costs ($6.9 million), higher routine maintenance costs ($6.8 million), increased personnel costs ($4.6 million), higher catalyst and chemical costs ($1.5 million), increased property tax accruals ($1.5 million), and increased outside support services ($0.8 million). Direct operating expenses per throughput barrel were $3.78 for the first half of 2006, compared to $2.81 for the first half of 2005.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.1 million for the six months ended June 30, 2006, compared to $9.7 million for the six months ended June 30, 2005, an increase of $5.4 million, or 55.7%. The increase primarily resulted from increased stock-based compensation expense related to restricted stock grants in 2006 ($6.6 million), partially offset by decreased deferred compensation related to equity appreciation rights granted to certain of our employees in 2005 ($2.0 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. Maintenance turnaround expense was $22.2 million for the six months ended June 30, 2006, compared to $5.9 million for the six months ended June 30, 2005, an increase of $16.3 million, or 276.3%. This increase primarily resulted from a planned major maintenance turnaround on our South Refinery during the first quarter of 2006, versus a partial turnaround performed during the first quarter of 2005.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2006 was $5.5 million, compared to $2.9 million for the six months ended June 30, 2005. The increase was due to the completion of various capital projects throughout 2005 and the first half of 2006.
     Operating Income. Operating income was $126.8 million for the six months ended June 30, 2006, compared to $68.6 million for the six months ended June 30, 2005, an increase of $58.2 million, or 84.8%. This increase was attributable primarily to increased refinery gross margins in the first half of 2006 compared to the first half of 2005.
     Interest Expense. Interest expense for the six months ended June 30, 2006 was $1.5 million, compared to $2.5 million for the six months ended June 30, 2005. Our long-term debt was paid in full in January 2006 with a portion of the proceeds from our initial public offering. As a result, ongoing interest expense will be primarily related to letter of credit fees associated with our revolving line of credit.
     Amortization of Loan Fees. Amortization of loan fees for the six months ended June 30, 2006 was $0.3 million, compared to $1.5 million for the six months ended June 30, 2005.
     Write-Off of Unamortized Loan Fees. In January 2006, we paid off our new term loan facility with proceeds from our initial public offering. Accordingly, we recorded an expense of $2.0 million related to the write-off of previously recorded deferred financing costs.
     Gain (Loss) from Derivative Activities. The net gain from derivative activities was $2.1 million for the six months ended June 30, 2006, compared to a net loss of $1.3 million for the six months ended June 30, 2005. The difference between the two periods was primarily attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Income Tax Expense. With our change from a partnership to a corporate holding company structure on January 24, 2006, we began to reflect a provision for income taxes at an average tax rate of 31.8%. Also in connection with this change, we recorded a one-time provision of $21.3 million during the first quarter of 2006 to reflect our estimated deferred tax liability. This net deferred tax liability recorded during the first quarter of 2006 is subject to change once Western Refining LP finalizes its income tax returns for 2005. The initial deferred tax liability was recorded based upon the assumption that a certain voluntary election would be made by Western Refining LP in its 2005 income tax return. This election is discretionary and, if changed, could result in a material adjustment to reduce the initial net deferred tax liability that we recorded. Any such change would be reflected as an adjustment to the provision for income taxes during the quarter in which the 2005 return is filed by Western Refining LP. No income taxes were reflected prior to the change as our taxes were the responsibility of the partners. We did, however, make distributions to our partners to cover their tax obligations prior to this change. Those prior distributions were reflected in our financing activities cash flow.
     Net Income. We reported net income of $66.8 million for the six months ended June 30, 2006, compared to net income of $64.2 million for the six months ended June 30, 2005, representing $1.04 net income per share for the first half of 2006 on a weighted average dilutive shares outstanding of 64.3 million. Net income for the first half of 2006 includes a $21.3 million provision to record the estimated initial deferred tax liability upon our change to a corporate holding company structure. Without this one-time provision, our net income would have been $88.1 million ($1.37 per share fully diluted) for the six months ended June 30, 2006. Net income for the six months ended June 30, 2005, did not include a provision for income taxes because we were a partnership at that time, and these taxes were the responsibility of the partners.
Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended
	June 30,
	2006	2005
Cash flows provided by operating activities	$87,783	$40,717
Cash flows used in investing activities	(80,203)	(21,779)
Cash flows used in financing activities	(4,877)	(49,263)

Net increase (decrease) in cash and cash equivalents	$2,703	$(30,325)

Cash Flows Provided By Operating Activities
     Net cash provided by operating activities for the six months ended June 30, 2006 was $87.8 million. The most significant provider of cash was our increased net income. Also contributing to our cash flows from operating activities was an increase in accounts payable ($67.3 million), an increase in accrued liabilities ($33.8 million) and the accrual of deferred income taxes ($29.5 million). These increases in cash were partially offset by an increase in inventories ($55.9 million) and an increase in accounts receivable ($37.7 million). Net cash provided by operating activities for the six months ended June 30, 2005 was $40.7 million consisting of net income ($64.2 million), an increase in accounts payable ($39.8 million) and a decrease in inventories ($25.9 million). These increases in cash were partially offset by increased short-term investments ($53.2 million) and increased accounts receivable ($46.4 million).
Cash Flows Used In Investing Activities
     Net cash used in investing activities, all relating to capital expenditures, for the six months ended June 30, 2006 and 2005, was $80.2 million and $21.8 million, respectively. Total capital spending in the first half of 2006 included the purchase of the asphalt plant and terminals ($20.0 million), spending on our ultra low sulfur diesel project ($15.2 million) and a related hydrogen plant ($7.0 million), our acid and sulfur gas plant ($10.7 million) and the first phase of our crude oil capacity expansion project ($8.9 million), as well as other small improvement and regulatory projects. For the full year 2006, we expect to spend a total of $87 million for capital expenditures, excluding any potential acquisitions. The capital spending in the first half of 2005 primarily related to our ultra low sulfur diesel project and small improvement projects.
Cash Flows Used In Financing Activities
     Net cash used in financing activities for the six months ended June 30, 2006 was $4.9 million. Net cash used in financing activities for the six months ended June 30, 2005 was $49.3 million. Cash provided by financing activities for the first half of 2006 included $295.6 million of net proceeds from our initial public offering less stock issuance costs. Cash used by financing activities for the first half of 2006 included debt repayment of $149.5 million and capital distributions paid to the partners of $147.7 million immediately prior to the consummation of our initial public offering. For the first half of 2005, cash used in financing activities included $5.0 million for debt repayments and capital distributions paid to the partners of $44.3 million.
Working Capital
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances and our existing revolving credit facility. We believe that our cash flows from operations and borrowings under our revolving credit facility will be sufficient to satisfy our expected cash needs associated with our existing operations over the next 12-month period. Our ability to generate sufficient cash flow from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     Working capital at June 30, 2006, was $202.0 million, consisting of $586.8 million in current assets and $384.8 million in current liabilities. Working capital at December 31, 2005, was $182.7 million, consisting of $488.9 million in current assets and $306.2 million in current liabilities. In addition, we had available borrowing capacity under our revolving credit facility of $80.9 million at June 30, 2006.
Indebtedness
     At June 30, 2006, we had $69.1 million of letters of credit outstanding under our revolving credit facility, which reduced availability under that facility. See “— Letters of Credit,” below.
     Revolving Credit Facility. In July 2005, Western Refining LP entered into the revolving credit facility with a group of banks led by Bank of America, N.A., which was amended and restated in January 2006 in connection with the closing of our initial public offering to add Western Refining, Inc. as a co-borrower and to lower the interest rates and fees charged on the facility. The revolving credit facility matures on July 28, 2010. The revolving credit facility is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $150 million (which can be expanded to $200 million), and provides for letters of credit and swing line loans. There was no debt outstanding under the revolving credit facility at June 30, 2006, and as of that date, we had availability of $80.9 million due to outstanding letters of credit. See “— Letters of Credit.” The revolving credit facility, secured by certain cash, accounts receivable and inventory, can be used for working capital and capital expenditures, certain permitted distributions and general corporate purposes. The revolving credit facility, as amended and restated in January 2006, provides for an initial quarterly commitment fee of 0.25% per annum, subject to adjustment based upon our consolidated leverage ratio, and letter of credit fees of 1.375% per annum payable quarterly, subject to adjustment based upon our consolidated leverage ratio. Borrowing rates are initially based on LIBOR plus 1.375%, subject to adjustment based upon our consolidated leverage ratio. Availability under the revolving credit facility is subject to the accuracy of representations and warranties and absence of a default. The revolving credit facility contains customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum net worth, minimum interest coverage and maximum leverage. We were in compliance with these covenants at June 30, 2006. In addition, the revolving credit facility contains an event of default provision that will be triggered if the combined voting equity interests of the prior owners of Western Refining LP falls below 30% of the voting interests in Western Refining, Inc., or if Western Refining LP ceases to be a wholly-owned subsidiary of Western Refining, Inc.
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
Letters of Credit
     Our revolving credit facility provides for the issuance of letters of credit. We issue letters of credit and cancel them on a monthly basis depending upon our need to secure crude oil purchases. At June 30, 2006, there were $69.1 million of irrevocable letters of credit outstanding, issued almost exclusively to crude oil suppliers.
Contractual Obligations and Commercial Commitments
     Information regarding our contractual obligations of the types described below as of June 30, 2006, is set forth in the following table (in thousands):

	Payments Due by Period
	Less than 1			More Than 5
Contractual Obligations	Year	1-3 Years	3-5 Years	Years	Total
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	1,460	2,651	—	—	4,111
Purchase obligations	—	—	—	—	—
Other obligations(1)(2)(3)(4)	10,547	23,830	20,667	89	55,133

Total obligations	$12,007	$26,481	$20,667	$89	$59,244

(1)	In June 2005, we entered into a sulfuric acid regeneration and sulfur gas processing agreement with DuPont. Under the agreement, we have a long-term commitment to purchase services for use by our refinery. Upon completion of the project, which is expected to occur by the end of 2007, the annual commitment for these services will range from $10.0 million increasing to $16.0 million per year over the next 20 years. Prior to this agreement, we incurred direct operating expenses related to sulfuric acid regeneration under a short-term agreement. The future payments are not included in the table, as payments do not commence until completion of the project.

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

(3)	In May 2006, we entered into an asphalt storage and distribution services agreement with Tucson Electric Power, which will remain in effect until October 31, 2010. The monthly fees are included in this table.

(4)	We are obligated to make future expenditures related to our pension and post-retirement obligations. Payments related to our pension are not fixed and cannot be reasonably determined beyond 2006; therefore, they are not included in the table. Estimated post-retirement obligation payments are included in the table. Our pension and post-retirement obligations are discussed in Note 7 to the Notes to Condensed Consolidated Financial Statements.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels and seasonal conditions. As of June 30, 2006, we held approximately 4.5 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $44.76 per barrel. As of June 30, 2006, current cost exceeded the carrying value of LIFO costs by $128.9 million. We refer to this excess as our LIFO reserve.
     In accordance with SFAS No. 133, all commodity futures contracts are recorded at fair value and any changes in fair value between periods is recorded in the other income (expense) section as gain (loss) from derivative activities.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts or price swaps and are entered into with counterparties that we believe to be creditworthy. We have elected not to designate these instruments as cash flow hedges for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses are reflected in gain (loss) from derivative activities at the end of each period. For the six months ended June 30, 2006, we had $2.1 million in net realized and unrealized gains accounted for using mark-to-market accounting.

     At June 30, 2006, we had open commodity derivative instruments consisting of price swaps on 850,000 barrels of refined products, primarily to fix margins on refined product sales for future quarters in 2006. These open instruments had total unrealized net losses at June 30, 2006, of approximately $0.2 million.
     During the six months ended June 30, 2006, we did not have any derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of June 30, 2006, we did not have any outstanding debt; as such there was not any variable interest rate risk.
Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information
Item 1. Legal Proceedings
     In the ordinary conduct of the Company’s business, it is subject to periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, it does not believe that any currently pending legal proceedings or proceedings to which it is a party will have a material adverse effect on its business, financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on May 24, 2006. As of March 27, 2006, there were outstanding 68,407,067 shares of common stock, par value $0.01 per share of the Company, of which 65,318,312 shares were represented in person or by valid proxy. The following directors were elected to serve a three-year term until the 2009 annual meeting of stockholders:

Director	Votes For	Votes Withheld	Not Voted
Brian J. Hogan	64,555,197	761,065	3,090,805
Scott D. Weaver	57,128,115	8,188,147	3,090,805
     In addition, Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending December 31,2006:

Votes for	Votes Against	Abstain	Not Voted
65,267,738	37,856	12,718	3,088,755
Item 6. Exhibits

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer and Treasurer	August 10, 2006
Gary R. Dalke	(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.