Form 10-Q
period 2006-09-30
Western Refining, Inc.
filed 2006-11-14
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32721
WESTERN REFINING, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3472415
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6500 Trowbridge Drive	79905
El Paso, Texas	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of November 10, 2006, there were 68,326,306 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Forward-Looking Statements
      As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q relating to matters that are not historical fact, are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources and other financial and operating information as well as the benefits and the consummation of a proposed merger with Giant Industries, Inc. (“Giant”). Forward-looking statements also include those regarding growth in areas we do business, growth of our asset portfolio, upside potential of the merger with Giant, future amounts of sour and heavy crude processing, future costs of West Texas Sour (“WTS”) crude oils compared to West Texas Intermediate (“WTI”) crude oils, future cost of feedstocks, future operational or refinery efficiencies and cost savings, the amount or sufficiency of future cash flows and earnings growth, the expected closing date of the merger with Giant, the timing of realizing the benefits of the merger with Giant, accretion and future throughput capacity, projections of financial strength and flexibility, future refinery utilization rates, future refining capacity, the future percentage of light transportation fuels to be produced, our ability to increase our current production of Phoenix grade gasoline, demand and seasonal demand for gasoline and diesel in our markets, seasonal price fluctuations for refined products, the seasonality of operating results, the anticipated impact of any recent accounting pronouncement, the impact on our business of state and federal regulatory requirements, projected Agreed Order remediation costs or requirements, projected costs to comply with the Environmental Protection Agency Initiative, the amount of Federal Energy Regulatory Commission Reparations which may have to be repaid, the impact of the recent New Mexico methyl tertiary butyl ether (“MTBE”) litigation, the timing or completion of the acid and sulfur gas plant, annual commitments for services to E.I. duPont de Nemours for sulfuric acid regeneration and sulfur gas processing, our ability to obtain additional pipeline capacity on the Kinder Morgan East Line, the ability of Giant’s Yorktown refinery to obtain cost-advantaged feedstocks, our ability to mitigate the financial impact of planned downtime, the amount by which general and administrative expenses are projected to increase as a result of becoming a public company, environmental loss contingency accruals, projected capital expenditure amounts, future expenditures related to pension and post-retirement obligations, and our ability to manage our inventory price exposure through commodity derivative instruments. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
      Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our refined products;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in crack spreads;

•	changes in the sweet/sour spreads;

•	construction of new, or expansion of existing, product pipelines in the markets that we serve;

•	actions of customers and competitors;

i

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	execution of planned capital projects;

•	our ability to consummate the Giant acquisition, the timing for the closing of such acquisition, and our ability to realize the synergies from such acquisition;

•	changes in the credit ratings assigned to our debt instruments;

•	effects of and cost of compliance with current and future local, state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control; and

•	other factors discussed in more detail under Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”).
      Many of these factors are described in greater detail under Part I, Item 1A, “Risk Factors” in our 2005 Form 10-K. You are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.
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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Introductory Note
     Western Refining, Inc. (the “Company”) was formed on September 16, 2005, as a holding company in connection with its proposed initial public offering. In January 2006, the Company completed its initial public offering of its common stock. In connection with the offering, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of Western Refining Company, L.P. and all of its refinery assets. The accompanying condensed consolidated financial statements reflect the financial position, results of operations and cash flows as if Western Refining, Inc. and Western Refining Company, L.P. were combined for all periods presented.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$187,950	$180,831
Trade accounts receivable	216,584	151,977
Inventories	158,649	145,769
Prepaid expenses	4,931	4,210
Other current assets	12,347	6,161

Total current assets	580,461	488,948
Property, plant, and equipment, net	236,149	149,234
Other assets, net of amortization	18,258	5,456

Total assets	$834,868	$643,638

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$281,946	$250,247
Accrued liabilities	38,793	26,025
Dividends payable	2,733	—
Deferred compensation payable	—	27,950
Current deferred income tax liability, net	6,042	—
Current portion of long-term debt	—	2,000

Total current liabilities	329,514	306,222
Long-term liabilities:
Long-term debt, less current portion	—	147,500
Deferred income tax liability, net	13,534	—
Post-retirement and other liabilities	12,128	12,003

Total long-term liabilities	25,662	159,503
Commitments and contingencies
Stockholders’ equity and partners’ capital:
Common stock, par value $0.01, 240,000,000 shares authorized; 66,755,792 shares issued as of September 30, 2006	668	—
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	336,353	2
Retained earnings (deficit)	145,620	(33)
Total partners’ capital	—	177,944
Treasury stock, 130,428 shares, at cost	(2,949)	—

Total stockholders’ equity and partners’ capital	479,692	177,913

Total liabilities and equity	$834,868	$643,638

     The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$1,174,094	$998,611	$3,212,082	$2,483,791
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,015,980	857,560	2,802,413	2,197,795
Direct operating expenses (exclusive of depreciation and amortization)	45,057	32,577	127,065	90,568
Selling, general and administrative expenses	9,096	17,260	24,186	26,910
Maintenance turnaround expense	—	—	22,196	5,884
Depreciation and amortization	3,858	1,559	9,311	4,411

Total operating costs and expenses	1,073,991	908,956	2,985,171	2,325,568

Operating income	100,103	89,655	226,911	158,223
Other income (expense):
Interest income	3,020	1,496	6,916	2,494
Interest expense	(397)	(2,345)	(1,847)	(4,886)
Amortization of loan fees	(125)	(389)	(375)	(1,906)
Write-off of unamortized loan fees	—	(3,287)	(1,961)	(3,287)
Gain (loss) from derivative activities	5,501	(17,312)	7,578	(18,582)
Other income (expense)	551	—	471	—

Income before income taxes	108,653	67,818	237,693	132,056
Provision for income taxes	(21,554)	—	(83,835)	—

Net income	$87,099	$67,818	$153,858	$132,056

Net earnings per share:
Basic	$1.31	—	$2.37	—
Diluted	$1.30	—	$2.36	—

Weighted average common shares outstanding:
Basic	66,617	—	64,923	—
Diluted	67,182	—	65,274	—

Cash dividends declared per share	$0.04	—	$0.12	—
     The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
(Unaudited)
(In thousands)

		Common Stock
			Additional	Retained
	Partners’		Paid-In	Earnings	Treasury
	Capital	Par Value	Capital	(Deficit)	Stock	Total
Balance at December 31, 2005	$177,944	$—	$2	$(33)	$—	$177,913
Capital distributions paid to partners immediately prior to initial public offering	(147,734)	—	—	—	—	(147,734)
Change from partnership to corporate holding company	(30,210)	477	29,733	—	—	—
Public offering of common stock	—	187	297,047	—	—	297,234
Stock issuance costs	—	—	(1,678)	—	—	(1,678)
Stock-based compensation	—	—	10,399	—	—	10,399
Restricted stock vesting	—	4	(4)	—	—	—
Excess tax benefit from stock-based compensation	—	—	854	—	—	854
Cash dividend declared	—	—	—	(8,205)	—	(8,205)
Net income	—	—	—	153,858	—	153,858
Treasury stock, at cost	—	—	—	—	(2,949)	(2,949)

Balance at September 30, 2006	$—	$668	$336,353	$145,620	$(2,949)	$479,692

     The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$153,858	$132,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,311	4,411
Amortization of loan fees	375	1,906
Write-off of unamortized loan fees	1,961	3,287
Stock-based compensation expense	10,399	—
Deferred income taxes	20,430	—
Excess tax benefit from stock-based compensation	(854)	—
Changes in operating assets and liabilities:
Accounts receivable	(64,607)	(133,641)
Inventories	(12,880)	26,709
Prepaid expenses	(721)	(1,943)
Other assets	(6,102)	(9,592)
Deferred compensation payable	(27,950)	12,946
Accounts payable	31,699	115,909
Accrued liabilities	12,768	13,845
Post-retirement and other long-term liabilities	125	477

Net cash provided by operating activities	127,812	166,370

Cash flows from investing activities:
Capital expenditures	(96,185)	(51,222)
Escrow deposit and costs relating to acquisition	(15,510)	—

Net cash used in investing activities	(111,695)	(51,222)

Cash flows from financing activities:
Additions to long-term debt	—	150,000
Payments on long-term debt	(149,500)	(55,000)
Proceeds from sale of common stock	295,557	—
Dividends paid	(5,472)	—
Capital distributions paid to partners	(147,734)	(76,763)
Repurchases of common stock	(2,949)	—
Excess tax benefit from stock-based compensation	854	—
Other	246	(4,802)

Net cash provided by (used in) financing activities	(8,998)	13,435

Net increase in cash and cash equivalents	7,119	128,583
Cash and cash equivalents at beginning of period	180,831	44,955

Cash and cash equivalents at end of period	$187,950	$173,538

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Income taxes	$55,394	$—
Interest	1,822	5,015
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
     Also in connection with the initial public offering, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of Western Refining LP and all of its refinery assets. This reorganization was accomplished by the Company issuing 47,692,900 shares of its common stock to certain entities controlled by its majority stockholder in exchange for the membership and partner interests in the entities that owned Western Refining LP. Immediately following the completion of the offering, there were 66,443,000 shares of common stock outstanding, excluding any restricted shares issued. As of September 30, 2006, the Company had issued 2,016,024 shares of restricted stock. See Note 10, “Stock-Based Compensation,” for a further discussion of the restricted stock issued.
     Historically, Western Refining LP had not incurred income taxes because its operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were periodically made to the partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of the initial public offering and the change in structure noted above, the Company is required to recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. See Note 6, “Income Taxes.”
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
2. Recent Accounting Pronouncements
     The Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, and the Financial Accounting Standards Board (“FASB”) ratified it on September 28, 2005. This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business, specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The consensus in this Issue is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. The application of Issue No. 04-13 reduced net sales and cost of products sold by $54.6 million and $97.4 million during the three and nine months ended September 30, 2006, respectively.
     In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140, which provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 will be effective for fiscal years beginning after September 15, 2006. The Company believes that SFAS No. 155 will not have a material effect on the Company’s financial position or results of operations.
     In June 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements of a company in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Application of FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes FIN 48 will not have a material effect in its financial position or results of operations.
     In September 2006, the FASB published SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definition of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. The Company is evaluating the impact, if any, that SFAS No. 157 will have in its financial position or results of operations.
     In October 2006, the FASB published SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan’s funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. The Company has not yet assessed the impact that SFAS No. 158 will have in its financial statements.
     Application of SFAS No. 158 is as follows:
•	Initial recognition of a defined benefit postretirement plan and related disclosure is required by the end of the fiscal year ending after December 15, 2006, for employers with publicly traded securities.

•	Initial measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is required for fiscal years ending after December 15, 2008.

•	Earlier application of the recognition or measurement date provisions is encouraged, but must be for all of an employer’s benefit plans.

•	Retrospective application is not permitted.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Inventories
     Inventories were as follows (in thousands, except cost per barrel):

	As of September 30, 2006			As of December 31, 2005
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
Refined products	1,396	$59,988	$42.97	1,327	$52,664	$39.69
Crude oil and other	2,600	98,661	37.95	2,504	93,105	37.18

	3,996	$158,649	39.70	3,831	$145,769	38.05

     The Company determines market value inventory adjustments by evaluating crude oil and refined products inventory on an aggregate basis using the last-in, first-out (“LIFO”) valuation method. The Company estimates the interim LIFO reserve based on the expected year-end inventory volumes due to fluctuations in inventory. The excess of the current cost of inventories over LIFO cost was $104.8 million at September 30, 2006, and $80.0 million at December 31, 2005.
4. Property, Plant, and Equipment
     The table below presents the balance of each major class of assets included in property, plant, and equipment (in thousands):

	As of	As of
	September 30,	December 31,
	2006	2005
Refinery and related equipment	$175,480	$73,937
Computers and software	3,032	2,939
Construction in process	72,579	82,386
Other	8,334	4,027

	259,425	163,289
Less accumulated depreciation	23,276	14,055

Property, plant and equipment, net	$236,149	$149,234

     The useful lives of depreciable assets used to determine depreciation expense were as follows:

Refinery and related equipment	4 - 20 years
Computers and software	3 - 5 years
Other	3 - 5 years
     On May 1, 2006, Western Refining LP acquired an asphalt plant and terminal located in El Paso, Texas and asphalt terminals located in Phoenix and Tucson, Arizona, and Albuquerque, New Mexico, from Chevron U.S.A., Inc. The asphalt plant in El Paso is adjacent to the Company’s refinery and will be used to process a portion of its residuum production into finished asphalt products. The asphalt terminals will be used to distribute finished asphalt to the market areas in which they are located. The Company purchased the asphalt plant and terminals for approximately $20.0 million.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Other Assets, Net of Amortization
     Other assets, net of amortization consisted of the following as of September 30, 2006 and December 31, 2005 (in thousands):

	As of	As of
	September 30,	December 31,
	2006	2005
Escrow deposit and costs relating to acquisition	$15,510	$—
Processing unit license	821	863
Unamortized loan fees	1,927	4,511
Promissory note receivable	—	82

Other assets, net of amortization	$18,258	$5,456

6. Income Taxes
     As discussed in Note 1, “Organization and Basis of Presentation,” as a consequence of the initial public offering and the change in corporate structure, the Company is required to recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. In connection with the change to a corporate holding company structure immediately prior to the closing of the initial public offering, the Company recorded income tax expense of $21.3 million for the cumulative effect of recording its estimated net deferred tax liability. This initial net deferred tax liability, which was recorded during the first quarter of 2006, was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. The change resulted in a reduction of $12.9 million to the initial net deferred tax liability, and was reflected as an adjustment to the provision for income taxes during the third quarter of 2006. The impact of this adjustment increased diluted earnings per share by $0.19 and $0.20 for the three and nine months ended September 30, 2006, respectively. In addition, the Company began recording a current provision for income taxes during the first quarter of 2006.
     During the second quarter of 2006, the Company adjusted its estimated annual effective tax rate from 34.5% to 31.8%, exclusive of discrete items. The reduction in rate was primarily due to tax credits available to small business refiners relating to the production of ultra-low sulfur diesel. The following is an analysis of the Company’s consolidated income tax expense for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Current provision for income taxes	$31,491	$64,259
Deferred income tax	(9,937)	19,576

Provision for income taxes	$21,554	$83,835

     The following table presents the computation of pro forma income tax expense for the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Income before income taxes	$67,818	$132,056
Effective pro forma income tax rate	35.6%	35.6%

Pro forma income tax expense	$24,143	$47,012

Pro forma net income	$43,675	$85,044

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
7. Long-Term Debt
     Long-term debt at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2006	2005
New Term Loan	$—	$149,500
New Revolver	—	—

	—	149,500
Less current portion	—	(2,000)

Total long-term debt	$—	$147,500

     In July 2005, the Company entered into the delayed-draw term loan facility (“New Term Loan”) arranged by Banc of America Securities LLC. The New Term Loan had a maturity date of July 27, 2012. The New Term Loan provided for loans of up to $200 million, which were available in $150 million and $50 million tranches. The Company borrowed $150.0 million under this facility on July 29, 2005, and subject to certain conditions, the remaining $50 million under the New Term Loan could have been borrowed at any time until November 30, 2005. On October 28, 2005, the Company elected to terminate the remaining $50 million of availability under the New Term Loan. The outstanding principal balance was $149.5 million at December 31, 2005. The New Term Loan, which was secured by the Company’s fixed assets, including its refinery, was used to refinance certain of the Company’s indebtedness and could have been used for working capital and capital expenditures, certain permitted distributions and general business purposes. The New Term Loan provided for a commitment fee of 0.75% per annum on the $50 million tranche until it was terminated. Borrowing rates were initially based on LIBOR plus 2.5% or prime plus 1.5%, which decreased upon achievement of certain rating targets. The New Term Loan contained customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum equity, minimum interest coverage and maximum leverage. The Company was in compliance with these covenants at December 31, 2005. In addition, the New Term Loan contained an event of default provision that would have been triggered if the current beneficial ownership of the Company fell below 30%. The New Term Loan was paid in full on January 24, 2006, with proceeds from the Company’s initial public offering, and the facility was terminated.
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
     In July 2005, the Company entered into the revolving credit facility (“New Revolver”) with a group of banks led by Bank of America, N.A., which was amended and restated on January 24, 2006, in connection with Western Refining, Inc.’s initial public offering to add Western Refining, Inc. as a co-borrower. The New Revolver matures on July 28, 2010. The New Revolver is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $150 million (which can be expanded to $200 million), and provides for letters of credit and swing line loans. There was no debt outstanding under the New Revolver at September 30, 2006, and as of that date, the Company had availability of $75.7 million due to $74.3 million of outstanding letters of credit. The New Revolver, secured by certain cash, accounts receivable and inventory, can be used for working capital and capital expenditures, certain permitted distributions and general corporate purposes. The New Revolver provides for a quarterly commitment fee of 0.25% per annum, letter of credit fees of 1.375% per annum payable quarterly, and borrowing rates initially based on LIBOR plus 1.375%, each of which are subject to adjustment based upon Western Refining, Inc.’s consolidated leverage ratio. Availability under the New Revolver is subject to the accuracy of representations and warranties and absence of a default. The New Revolver contains customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum net worth, minimum interest coverage and maximum leverage. The Company was in compliance with these covenants at September 30, 2006. In addition, the New Revolver contains an event of default provision that will be triggered if the current voting equity interests of the prior owners of Western Refining LP fall below 30% of the voting interests in Western Refining, Inc., or if Western Refining LP ceases to be a wholly owned subsidiary of Western Refining, Inc.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Pensions and Post-Retirement Obligations
Pension Plan
     The components of the net periodic benefit cost associated with the Company’s pension plan were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net periodic benefit cost includes:
Service cost	$755	$450	$2,265	$1,344
Interest cost	230	133	689	397
Expected return on assets	(74)	(35)	(223)	(105)
Amortization of net loss	65	—	195	—

Net periodic benefit cost	$976	$548	$2,926	$1,636

Post-retirement Benefits
     The components of net periodic benefit cost associated with the Company’s post-retirement medical benefit plan were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net periodic benefit cost includes:
Service cost	$12	$12	$36	$36
Interest cost	19	19	57	53
Amortization of net gain	(1)	—	(4)	—

Net periodic benefit cost	$30	$31	$89	$89

     The Company contributed $2.9 million to the pension plan in March 2006. The Company does not intend to make any additional contributions in 2006. The Company is not required to fund the post-retirement medical plan on an annual basis.
9. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil and refined product forward contracts to facilitate the supply of crude oil to the refinery and the sale of refined products. During the nine months ended September 30, 2006, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil and refined products, which qualify as normal purchases and normal sales that are exempt from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At September 30, 2006, the Company had $143,800 in net forward, fixed-price contracts to purchase crude oil and did not have any material net forward, fixed-price contracts to sell crude oil. At December 31, 2005, the net forward, fixed-price contracts to purchase crude oil were $1.8 million and to sell crude oil were $1.9 million.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of the outstanding contracts at September 30, 2006, was a net unrealized gain of $2.3 million, of which $3.5 million was in current assets and $1.2 million was in current liabilities. At December 31, 2005, the fair value of the outstanding contracts was a net unrealized gain of $0.2 million, of which $0.7 million was in current assets and $0.5 million was in current liabilities.
10. Stock-Based Compensation
     In January 2006, 1,772,041 shares of restricted stock having an aggregate fair value of $30.1 million at the measurement date were granted to the prior deferred compensation participants of Western Refining LP. The vesting of such restricted shares will occur over a two-year period. In addition, there were 243,983 shares of restricted stock having an aggregate fair value of $4.6 million at the date of grant that were granted during the first nine months of 2006 to other employees and outside directors with vesting primarily over a three-year period. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. The fair value of each share of restricted stock awarded was measured based on the market price as of the measurement date and will be amortized on a straight-line basis over the respective vesting periods.
     Using a forfeiture rate of 0%, the Company recorded compensation expense of $3.8 million for the three months ended September 30, 2006, of which $0.3 million are included in direct operating expenses and $3.5 million in selling, general and administrative expenses. Compensation expense for the nine months ended September 30, 2006, was $10.4 million, of which $0.3 million are included in direct operating expenses and $10.1 million in selling, general and administrative expenses. The tax benefit related to these expenses was $1.4 million and $3.7 million for the three and nine months ended September 30, 2006, respectively, using a statutory rate of 35.6%. No expense was capitalized in either period. The aggregate fair value at grant date of the shares vested during the three and nine months ended September 30, 2006, was $3.8 million and $7.5 million, respectively. The related aggregate intrinsic value of these shares was $5.1 million and $9.9 million, respectively.
     As of September 30, 2006, there were 1,570,514 shares of restricted stock outstanding with an aggregate fair value at grant date of $27.2 million and an aggregate intrinsic value of $36.5 million. The compensation cost of nonvested awards not recognized as of September 30, 2006, was $24.3 million, which will be recognized over a weighted average period of approximately 1.6 years. The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2006:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2005	—	$—
Awards granted	2,016,024	17.23
Awards vested	(443,220)	17.00
Awards forfeited	(2,290)	18.25

Nonvested at September 30, 2006	1,570,514	17.29

     The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of September 30, 2006, there were 2,986,266 shares of common stock reserved for future grants under this plan.
11. Stockholders’ Equity
     On January 24, 2006, the Company completed an initial public offering of 18,750,000 shares of its common stock at an aggregate offering price of $318.8 million. The Company received approximately $297.2 million in net proceeds from the initial public offering, see Note 1, “Organization and Basis of Presentation”.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     During the three and nine months ended September 30, 2006, the Company repurchased 80,741 and 130,428 shares of its common stock at an aggregate cost of $1.9 million and $2.9 million, respectively. These repurchases, which were recorded as treasury stock, were made to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Company’s Long-Term Incentive Plan.
     On August 24, 2006, the Company announced its regular quarterly cash dividend of $0.04 per share on its common stock. The dividend was paid on October 23, 2006, to stockholders of record at the close of business on October 2, 2006. The total cash required for the dividend declared was $2.7 million and was reflected as “Dividends Payable” on the balance sheet as of September 30, 2006.
12. Earnings Per Share
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
     The Company uses the treasury stock method to determine the amount of fully diluted shares outstanding. The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006, is presented below:

	Three Months Ended September 30, 2006
	Income	Shares	Per Share
	(in thousands)
Basic earnings per share:
Net income	$87,099	66,616,558	$1.31

Effect of dilutive securities:
Unvested restricted stock	—	565,385

Diluted earnings per share:
Net income	$87,099	67,181,943	$1.30

	Nine Months Ended September 30, 2006
	Income	Shares	Per Share
	(in thousands)
Basic earnings per share:
Net income	$153,858	64,922,519	$2.37

Effect of dilutive securities:
Unvested restricted stock	—	351,632

Diluted earnings per share:
Net income	$153,858	65,274,151	$2.36

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions
     On December 13, 2004, the Company entered into a non-exclusive aircraft lease agreement with a related party controlled by the Company’s majority stockholder. Pursuant to the lease agreement, an aircraft can be leased by the Company at a rate of $600 per flight hour. In addition, the Company is responsible for all operating and maintenance costs associated with its use of the aircraft. The Company has a policy requiring that certain officers of the Company deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for personal use of the aircraft. The officers reimburse the Company for personal use of the aircraft pursuant to a time sharing agreement. The Company believes that it leases the aircraft on terms no less favorable to it than would be obtained from an unaffiliated third party. The following table summarizes the total costs incurred for the lease of the aircraft for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Lease payments	$78	$53	$212	$180
Operating and maintenance expenses	337	233	771	719
Reimbursed by officers	(103)	—	(299)	—

Total costs	$312	$286	$684	$899

     The Company had a promissory note due from Ascarate Group LLC (“Ascarate”), which was controlled by the Company’s majority stockholder. Up to $2.0 million could have been advanced under the terms of the note. The note was secured by deeds of trust for certain properties located near the refinery. Principal plus accrued interest was due in full on June 1, 2010. Interest was payable quarterly at the prevailing prime rate, subject to a maximum of 12% per annum. The principal and accrued interest due as of December 31, 2005, was approximately $0.1 million. On January 31, 2006, the Company acquired the ownership interests in Ascarate for a nominal amount. Accordingly, Ascarate became a wholly-owned subsidiary of the Company and is no longer a related party.
     The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004. Sales to Transmountain, at market-based rates, totaled $18.7 million and $56.1 million for the three and nine months ended September 30, 2006, respectively. Total accounts receivable due from Transmountain as of September 30, 2006, were $2.9 million. Total sales to Transmountain were $22.1 million and $54.0 million for the three and nine months ended September 30, 2005, respectively. At December 31, 2005, total accounts receivable due from Transmountain were $3.2 million.
     The Company has entered into a lease agreement with Transmountain, whereby Transmountain leases certain office space from the Company at a market-based rate. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The monthly base rental starts at $6,800, subject to adjustment at the end of the first five-year period based upon the change in the Consumer Price Index. Rental payments received from Transmountain were $13,600 and $54,400, for the three and nine months ended September 30, 2006, respectively.
     The Company recorded expenses related to deferred compensation agreements executed in 2003 and 2004 between certain employees and its limited partner, as amended in November and December 2005, which were historically deemed to be a non-cash capital contribution of the limited partner. Expense had been recognized ratably over the vesting periods of the individual participants based upon the value of such agreements, as defined. Through December 31, 2005, deferred compensation expense was recorded as selling, general and administrative expenses in the statements of operations. Deferred compensation expense of $12.9 million was recorded for the nine months ended September 30, 2005.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In November and December 2005, the Company and the Company’s then limited partner amended the deferred compensation agreements executed in fiscal 2003 and fiscal 2004 between certain employees and its then limited partner. Pursuant to the amended agreements, the Company assumed the obligation of its then limited partner, and the deferred compensation agreements were terminated in exchange for a cash payment of $28.0 million to the participants in such plan plus the granting of restricted stock, which would vest ratably each quarter for two years. The $28.0 million cash payment was made in January 2006 following the sale of the Company’s common stock in connection with its initial public offering. In addition, approximately 1.8 million shares of restricted stock having a value of $30.1 million at the date of grant were granted in January 2006 to the prior deferred compensation participants. The value of such restricted shares will be expensed over a two-year period (see Note 10, “Stock-Based Compensation”).
14. Contingencies
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
     In May 2000, the Company entered into an Agreed Order with the Texas Natural Resources Conservation Commission for remediation of the Company’s property. On August 7, 2000, the Company purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which the Company expensed in fiscal 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination which occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumes responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. Under the policy, environmental costs outside the scope of the Agreed Order require payment by the Company of a deductible as well as any costs that exceed the covered limits of the insurance policy. At the current time, management is not aware of any additional environmental costs and, therefore, cannot reasonably estimate a liability, if any, for any type of deductible. In addition, under a settlement agreement with the Company, a subsidiary of Chevron Corporation (“Chevron”) is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but which exceed the $20 million threshold.
     The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“Initiative”), whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing with the EPA a settlement pursuant to the Initiative. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. While at this time it is not known precisely how the Initiative or any resulting settlement may affect the Company, the Company expects to be required to pay penalties and to install additional pollution controls, and, as a result, its operating costs and capital expenditures may increase. Based on current negotiations and information, the Company has estimated the total capital expenditures that may be required pursuant to the Initiative would be approximately $22 million. These capital expenditures would primarily be for installation of a flare gas recovery system on the south-side of its refinery and installation of nitrogen oxides emission controls. These expenditures are budgeted to be incurred in 2006 ($4 million) and 2007 ($12 million), with the balance budgeted to be incurred from 2008 through 2009. These amounts have been included in the Company’s estimated capital expenditures for regulatory projects. Based on current information, the Company does not expect any settlement pursuant to the Initiative to have a material adverse effect on its business, financial condition or results of operations or that any penalties or increased operating costs related to the Initiative will be material.
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
     In April 2003, the Company received a payment of reparations from a pipeline company as ordered by the Federal Energy Regulatory Commission (“FERC”). The amount of the payment was $6.8 million, which was included in other income for the year ended December 31, 2003. While the Company and the pipeline company have sought judicial review of the FERC order, as well as a series of other orders, the pipeline company has recently made a compliance filing in which it asserts it overpaid reparations to the Company in a total amount of $882,000 including accrued interest through April 30, 2006, and that interest should continue to accrue. In the event the Company does not prevail on any issues of which it seeks review, and the pipeline company prevails in whole or in part on the issue for which it seeks judicial review, the reparations owed to the Company may be found to be less than the amount paid to the Company in April 2003. In such case, the Company may be required to repay a portion of the payment received in April 2003 in an amount up to $882,000 plus additional accrued interest. The Company does not believe that the judicial review will result in a repayment by the Company of an amount that would have a material adverse effect on its financial condition, results of operations or cash flows.
     The Company has been named as a defendant, along with many other companies, including other refiners, in a lawsuit filed in New Mexico by the New Mexico Attorney General and several private law firms. The Company understands that the case has been transferred to the Southern District of New York by the Judicial Panel on Multidistrict Litigation and that an amended complaint has been filed. The Company has not been served with a summons and complaint, nor has the Company made an appearance in this litigation. The State of New Mexico alleges that leakage of methyl tertiary butyl ether (“MTBE”) has impacted certain of the state’s water supplies. No specific water supplies which are alleged to have been impacted have been identified at this time. If the Company is served with a summons and made an active defendant in this matter, the Company will vigorously defend itself. At this time, the Company is investigating this matter and does not have enough information to determine if any liability is probable. The Company believes that any potential liability would not have a material adverse impact on its financial condition, results of operations or cash flows.
     The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.
15. Operating Leases and Other Commitments
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS
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
16. Pending Acquisition of Giant Industries, Inc.
     On August 28, 2006, the Company and Giant Industries, Inc. (“Giant”) announced they had signed a definitive merger agreement under which the Company would acquire all of the outstanding shares of Giant. The Company and Giant announced on November 13, 2006, that they had entered into an amendment to their merger agreement. Under the amended terms of the merger agreement, Western will acquire Giant for $77.00 per share in cash. The transaction is valued at approximately $1.4 billion, including approximately $280 million of Giant’s outstanding debt.
     After completing the transaction, Western will have a total crude oil throughput capacity of approximately 219,000 barrels per day (bpd). In addition to Western’s 120,000 bpd refinery in El Paso, Texas, Western will gain an East Coast presence with a 62,000 bpd refinery in Yorktown, Virginia and will gain two refineries in the Four Corners region of Northern New Mexico with a current combined capacity of 37,000 bpd. Western’s primary operating areas will encompass the Mid-Atlantic region, far West Texas, Phoenix and Tucson, Arizona, Northern Mexico, Albuquerque, New Mexico and the Four Corners region of Utah, Colorado, Arizona and New Mexico. In addition to the four refineries, Western’s asset portfolio will include refined products terminals in Flagstaff, Arizona and Albuquerque, as well as asphalt terminals in Phoenix, Tucson, Albuquerque and El Paso. Western’s asset base will also include 153 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of approximately 100 crude oil and finished product truck transports, and two wholesale petroleum products distributors — Phoenix Fuel Co., Inc. in Arizona and Dial Oil Co. in New Mexico.
     Following the closing of the transaction, Paul Foster will remain President and Chief Executive Officer of Western, and Fred Holliger, Giant’s current Chairman and Chief Executive Officer, will serve as a special advisor to Western’s Board of Directors. The combined company will be headquartered in El Paso, Texas and will maintain offices in Scottsdale, Arizona.
     The transaction will be funded through a combination of cash on hand and a $1.9 billion commitment from Bank of America, consisting of up to a $1.4 billion senior secured term loan and a $500 million senior secured revolving credit facility.
     The transaction is subject to approval by Giant shareholders and the satisfaction of other closing conditions and regulatory approvals, including expiration or termination of the applicable waiting period under the Hart–Scott–Rodino Antitrust Improvements Act. The transaction is expected to close in the first quarter of 2007 and is not subject to any financing conditions. On August 28, 2006, the Company deposited $12.5 million into an escrow account. The deposit shall be increased to $25.0 million if the closing of the transaction has not occurred on or before November 30, 2006.
17. Subsequent Events
     On October 3, 2006, the Company entered into a new non-exclusive aircraft lease with an entity controlled by the Company’s majority stockholder. The lease may be terminated at any time. The hourly rental payment will be $1,775 per flight hour and the Company is responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company will be reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company has a policy requiring that the officers deposit in advance of any personal use of the aircraft an amount equal to three months of

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINACIAL STATEMENTS
(Unaudited)
anticipated expenses for the use of the aircraft. The Company believes that it leases the aircraft on terms no less favorable to it than would be obtained from an unaffiliated third party.
     On November 13, 2006, the Company announced its regular quarterly cash dividend of $0.04 per share on its common stock. The dividend will be paid on January 25, 2007 to holders of record at the close of business on January 2, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, or 2005 Form 10-K, and elsewhere in this report. You should read such “Risk Factors.” In this Item 2, all references to “Western Refining,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), unless the context otherwise requires or where otherwise indicated.
Company Overview
     We are an independent crude oil refiner and marketer of refined products based in El Paso, Texas, and operate primarily in the Southwest region of the United States, including Arizona, New Mexico, and West Texas. Our refinery complex, or refinery, is located in El Paso and has a crude oil refining capacity currently in excess of 120,000 barrels per day, or bpd, which was expanded in the first quarter of 2006 from 108,000 bpd. Over 90% of all products produced at our refinery consist of light transportation fuels, including gasoline, diesel and jet fuel. Our refinery also has approximately 4.3 million barrels of storage capacity and a 45,000 bpd product marketing terminal, where our refined products are loaded into tanker trucks for local deliveries. In addition, we own an asphalt plant and terminal located adjacent to our refinery which is used to process a portion of its residuum production into finished asphalt products. We also own asphalt terminals in Phoenix and Tucson, Arizona, and Albuquerque, New Mexico, which distribute finished asphalt to the market areas in which they are located.
     We are currently investing significant capital in refinery initiatives that will allow us to improve our crude oil processing flexibility, increase production of higher-value refined products and satisfy certain regulatory requirements. These initiatives should be completed by the end of 2007. Among these initiatives are the completion of a sulfuric acid regeneration and sulfur gas processing plant, referred to as the acid and sulfur gas plant, which will provide us with the flexibility to increase our sour crude oil processing from approximately 10% to 50% of our daily crude oil throughput capacity. The actual percentage of sour crude oil processed will be determined by many factors including sour crude economics and product quality limitations prior to completion of planned gasoline desulfurization projects. We also plan to increase our current production of Phoenix grade gasoline, or CBG, and maximize the financial benefits derived from the additional pipeline capacity available to us once the Kinder Morgan East Line expansion is completed. Finally, we have upgraded our existing diesel hydrotreater to comply with the ultra low sulfur diesel requirements of the Environmental Protection Agency, or EPA.
     On August 28, 2006, we entered into a definitive merger agreement with Giant Industries, Inc., or Giant, under which we would acquire all of the outstanding shares of Giant. We announced on November 13, 2006, that the parties had entered into an amendment to the merger agreement. Under the amended terms of the merger agreement, we will acquire Giant for $77.00 per share in cash. The transaction is valued at approximately $1.4 billion, including approximately $280 million of Giant’s outstanding debt.
     After completing the transaction, Western will have a total crude oil throughput capacity of approximately 219,000 bpd. In addition to our 120,000 bpd refinery in El Paso, Texas, we will gain an East Coast presence with a 62,000 bpd refinery in Yorktown, Virginia and will gain two refineries in the Four Corners region of Northern New Mexico with a current combined capacity of 37,000 bpd. Our primary operating areas will encompass the Mid-Atlantic region, far West Texas, Phoenix and Tucson, Arizona, Northern Mexico, Albuquerque, New Mexico and the Four Corners region of Utah, Colorado, Arizona, and New Mexico. In addition to the four refineries, our asset portfolio will include refined products terminals in Flagstaff, Arizona and Albuquerque, as well as asphalt terminals in Phoenix, Tucson, Albuquerque and El Paso. Our asset base will also include 153 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of approximately 100 crude oil and finished product truck transports, and two wholesale petroleum products distributors – Phoenix Fuel Co., Inc. in Arizona and Dial Oil Co. in New Mexico.
     By expanding our refining operations from one to four facilities, we will significantly diversify our operations in fast growing, high demand areas. In addition, we will double our lower-cost sour and heavy crude processing capacity as a percent of our total capacity from approximately 12% currently to almost 25%; our sour and heavy crude processing capacity will reach 46% following the completion of our previously announced acid and sulfur gas plant at our El Paso facility. The Yorktown, Virginia refinery also has the flexibility to incorporate future growth initiatives given its ability to process cost-advantaged feedstocks.
     We currently generate most of our revenues from our refining operations in El Paso. Following the closing of the merger, we will generate revenue from four different refineries as well as a diverse mix of complementary retail and wholesale businesses. We also expect to generate refinery efficiencies and cost savings of approximately $20 million annually starting in 2008. We expect to derive approximately half of these synergies from improved efficiencies at our refineries and the remainder from savings achieved through the consolidation of overlapping functions. Significant workforce reductions are not expected. We expect the merger to be immediately accretive to our earnings per share, excluding one-time transaction costs.
     The transaction will be funded through a combination of cash on hand and a $1.9 billion commitment from Bank of America, consisting of up to a $1.4 billion senior secured term loan and a $500 million senior secured revolving credit facility.
     Following the closing of the transaction, Paul Foster will remain President and Chief Executive Officer of Western Refining, and Fred Holliger will serve as a special advisor to our Board of Directors. The combined company will be headquartered in El Paso and will maintain offices in Scottsdale.
     The transaction is subject to approval by Giant shareholders and the satisfaction of other closing conditions and regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is expected to close in the first quarter of 2007 and is not subject to any financing conditions. On August 28, 2006, we deposited $12.5 million into an escrow account. The deposit shall be increased to $25.0 million if the closing of the transaction has not occurred on or before November 30, 2006.
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
     Tucson and Phoenix, Arizona, reflect a West Coast market pricing structure, while El Paso, Albuquerque, New Mexico, and Juarez, Mexico, reflect a Gulf Coast market pricing structure. Our refined products typically sell at a premium to those sold on the Gulf Coast due to high demand growth and limited local refining capacity in our markets. In Phoenix, we also benefit from more stringent fuel specifications that require the use of CBG, which is typically our highest value product.
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

     Safety, reliability and the environmental performance of our refinery operations are critical to our financial performance. Unplanned downtime of our refinery generally results in lost refinery gross margin opportunity, increased maintenance costs and a temporary increase in working capital investment and inventory. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or a major maintenance project, through a planning process that considers product availability, margin environment and the availability of resources to perform the required maintenance. As a result, we generally schedule our downtime during the winter months. We performed a planned maintenance turnaround during the first quarter of 2006 at a cost of $22.2 million, which was expensed during that same quarter. There are no other planned maintenance turnarounds for the remainder of 2006.
     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory is valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. For periods in which the market price declines below our LIFO cost basis, we could be subject to significant fluctuations in the recorded value of our inventory and related cost of products sold.
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
     Sour crude oil has historically accounted for approximately 10% of our refinery’s crude oil throughput, but our current capital spending initiatives will provide us with the flexibility to increase our sour crude oil processing to approximately 50% by the end of 2007 at our El Paso refinery. We will determine our optimal crude oil slate by first calculating the difference between the value of WTI crude oil and the value of West Texas Sour, or WTS, crude oil. We refer to this differential as the sweet/sour spread. While WTS crude oil is less expensive than WTI crude oil, we must also consider the fact that processing WTS crude oil results in greater volumes of lower-margin residuum products and may also require additional blendstocks such as alkylate. We will weigh the financial impact of these factors and adjust our crude oil inputs in an attempt to maximize profitability.
Factors Impacting Comparability of Our Financial Results
     Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.
Refinancing and Prior Indebtedness
     On July 29, 2005, we refinanced a prior term loan with a new $200 million term loan facility, under which we borrowed $150.0 million. Subject to certain conditions, the balance of the term loan facility could have been borrowed at any time until November 30, 2005; however, we elected to terminate this commitment as of October 28, 2005. At December 31, 2005, the balance of this loan was $149.5 million. In January 2006, we paid off the term loan with proceeds from our initial public offering. In connection with such repayment, we recorded an expense in January 2006 of approximately $2.0 million related to the write-off of deferred financing costs incurred in connection with the July 2005 refinancing.
     On July 29, 2005, we refinanced a prior line of credit for $140 million with a new $150 million revolving credit facility. This new line of credit is used primarily to support the issuance of letters of credit in connection with our purchases of crude oil. At September 30, 2006, and December 31, 2005, there were no amounts outstanding under this refinanced credit facility.
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
     Historically, we did not incur income taxes because our operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were made to our partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of our change in structure, we now recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. As of January 24, 2006, our estimated net deferred tax liability was $21.3 million, resulting primarily from accelerated depreciation. In connection with the change to a corporate holding company structure immediately prior to the closing of our initial public offering, we recorded income tax expense of $21.3 million in the first quarter of 2006 for the cumulative effect of recording our estimated net deferred tax liability. This initial net deferred tax liability, which was recorded during the first quarter of 2006, was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. The change resulted in a reduction of $12.9 million to the initial net deferred tax liability, and was reflected as an adjustment to the provision for income taxes during the third quarter of 2006. The impact of this adjustment increased diluted earnings per share by $0.19 and $0.20 for the three and nine months ended September 30, 2006, respectively. In addition, we now incur income taxes, and our financial statements reflect the actual impact of income taxes beginning in the first quarter of 2006.
     In connection with our initial public offering, we assumed the obligations under an equity appreciation rights plan that was an obligation of one of the partners of Western Refining LP. We terminated such plan in exchange for a cash payment of $28.0 million to the participants in such plan immediately prior to the consummation of our offering. In addition, we have granted such participants 1,772,041 restricted shares of our common stock, which will vest ratably each quarter for two years. As of December 31, 2005, $28.0 million of compensation expense related to this equity appreciation rights plan had been recorded by Western Refining LP, of which $24.0 million was recorded during 2005. Deferred compensation expense of $12.9 million was recorded during the first nine months of 2005. The fair market value of the restricted stock, determined at the date of grant, will be amortized over the vesting period as stock-based compensation expense included in selling, general and administrative expenses.
Major Maintenance Turnaround
     We completed a planned maintenance turnaround on the south-side of our refinery during the first quarter of 2006. As a result, half of the refinery was shut down for a period of approximately 16 days while the turnaround was being performed. The cost of the turnaround was $22.2 million, which was expensed in the first quarter of 2006. Most of our competitors, however, capitalize and amortize maintenance turnarounds.
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
Critical Accounting Policies and Estimates
     We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies, which are discussed below, could materially affect the amounts recorded in our financial statements.
     Inventories. Our inventories of crude oil and other feedstocks, unfinished products and refined products are priced at the lower of cost or market. Cost is determined using the last-in, first-out, or LIFO, inventory valuation method. Under the LIFO valuation method, the most recent acquisition costs are charged to cost of products sold, and inventories are valued at the earliest acquisition costs. We selected this method because we believe that it more accurately reflects the cost of our current sales. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. We determine market value inventory adjustments by evaluating crude oil, refined products and other inventories on an aggregate basis. The current cost of our inventories exceeded LIFO costs by $104.8 million at September 30, 2006.
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
     Financial Instruments and Fair Value. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, requires that all derivatives be recognized as either assets or liabilities on the balance sheet and that those instruments be measured at fair value. We are exposed to various market risks, including changes in commodity prices. We use commodity futures and swap contracts to reduce price volatility, to fix margins for refined products and to protect against price declines associated with our crude oil inventories. These transactions do not qualify for hedge accounting in accordance with SFAS No. 133 and, accordingly, are marked to market each month. Any gains or losses associated with these transactions are recognized in gain (loss) from derivative activities.

Recent Accounting Pronouncements
     The Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, and the FASB ratified it on September 28, 2005. This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business; specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The consensus in this Issue is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. The application of Issue No. 04-13 reduced our net sales and cost of products sold by $54.6 million and $97.4 million during the three and nine months ended September 30, 2006, respectively.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140, which provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcarted from its host contract in accordance with SFAS No. 133. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We believe that SFAS No. 155 will not have a material effect on our financial position or results of operations.
     In June 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements of a company in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Application of FIN 48 is effective for fiscal years beginning after December 15, 2006. We believe FIN 48 will not have a material effect in our financial position or results of operations.
     In September 2006, the FASB published SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definition of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. We are evaluating the impact, if any, that SFAS No. 157 will have in our financial position or results of operations.
     In October 2006, the FASB published SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan’s funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. We have not yet assessed the impact that SFAS No. 158 will have in our financial statements.
     Application of SFAS No. 158 is as follows:
•	Initial recognition of a defined benefit postretirement plan and related disclosure is required by the end of the fiscal year ending after December 15, 2006, for employers with publicly traded securities.

•	Initial measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is required for fiscal years ending after December 15, 2008.

•	Earlier application of the recognition or measurement date provisions is encouraged, but must be for all of an employer’s benefit plans.

•	Retrospective application is not permitted.

Results of Operations
     The following tables set forth our summary historical financial and operating data for the periods indicated below. The summary statement of operations data for the three and nine months ended September 30, 2005, and the summary balance sheet data as of September 30, 2005, have been derived from the unaudited financial statements of Western Refining LP. The summary statement of operations data for the three and nine months ended September 30, 2006, and the summary balance sheet data as of September 30, 2006, have been derived from the unaudited financial statements of Western Refining, Inc. and subsidiaries.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per barrel and		(in thousands, except per barrel and
	per share data)		per share data)
Statement of Operations Data:
Net sales	$1,174,094	$998,611	$3,212,082	$2,483,791
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,015,980	857,560	2,802,413	2,197,795
Direct operating expenses (exclusive of depreciation and amortization)	45,057	32,577	127,065	90,568
Selling, general and administrative expenses	9,096	17,260	24,186	26,910
Maintenance turnaround expense	—	—	22,196	5,884
Depreciation and amortization	3,858	1,559	9,311	4,411

Total operating costs and expenses	1,073,991	908,956	2,985,171	2,325,568

Operating income	100,103	89,655	226,911	158,223
Interest income	3,020	1,496	6,916	2,494
Interest expense	(397)	(2,345)	(1,847)	(4,886)
Amortization of loan fees	(125)	(389)	(375)	(1,906)
Write-off of unamortized loan fees	—	(3,287)	(1,961)	(3,287)
Gain (loss) from derivative activities	5,501	(17,312)	7,578	(18,582)
Other income (expense)	551	—	471	—

Income before income taxes	108,653	67,818	237,693	132,056
Provision for income taxes(1)	(21,554)	—	(83,835)	—

Net income(1)	$87,099	$67,818	$153,858	$132,056

Basic earnings per share	$1.31	—	$2.37	—
Dilutive earnings per share	$1.30	—	$2.36	—
Weighted average basic shares outstanding	66,617	—	64,923	—
Weighted average dilutive shares outstanding	67,182	—	65,274	—
Cash Flow Data:
Net cash provided by (used in):
Operating activities(1)	$40,029	$125,653	$127,812	$166,370
Investing activities	(31,492)	(29,443)	(111,695)	(51,222)
Financing activities(1)	(4,121)	62,698	(8,998)	13,435
Other Data:
Adjusted EBITDA(2)	$113,033	$75,398	$273,383	$152,430
Capital expenditures	15,982	29,443	96,185	51,222
Balance Sheet Data (end of period):
Cash and cash equivalents			$187,950	$173,538
Working capital			250,947	214,004
Total assets			834,868	653,307
Total debt			—	150,000
Partners’ capital			—	175,831
Stockholders’ equity			479,692	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Key Operating Statistics:
Total sales volume (bpd)(3)	146,018	139,195	139,942	135,556
Total refinery production (bpd)	128,787	116,229	121,395	113,452
Total refinery throughput (bpd)(4)	131,140	118,574	123,625	115,574
Per barrel of throughput:
Refinery gross margin(5)	$13.11	$12.93	$12.14	$9.06
Gross profit(5)	12.79	12.79	11.86	8.92
Direct operating expenses(6)	3.73	2.99	3.76	2.87

(1)	Historically, we were not subject to federal or state income taxes due to our partnership structure. Prior to our initial public offering, our net cash provided by operating activities did not reflect any reduction for income tax payments, while net cash used by financing activities reflected distributions to our partners to pay income taxes. Since our initial public offering, we have incurred income taxes that will reduce net income and cash flows from operations, and we have ceased to make any such income tax-related distributions to our equity holders. In addition, we recorded additional income tax expense for the cumulative effect of recording our estimated net deferred tax liability in the amount of $21.3 million upon changing from a partnership to a corporate holding company structure. This initial net deferred tax liability, which was recorded during the first quarter of 2006, was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. The change resulted in a reduction of $12.9 million to the initial net deferred tax liability, and was reflected as an adjustment to the provision for income taxes during the third quarter of 2006. The impact of this adjustment increased diluted earnings per share by $0.19 and $0.20 for the three and nine months ended September 30, 2006, respectively.

(2)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, write-off of unamortized loan fees, depreciation, amortization and maintenance turnaround expense. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$87,099	$67,818	$153,858	$132,056
Interest expense	397	2,345	1,847	4,886
Income tax expense	21,554	—	83,835	—
Amortization of loan fees	125	389	375	1,906
Write-off of unamortized loan fees	—	3,287	1,961	3,287
Depreciation and amortization	3,858	1,559	9,311	4,411
Maintenance turnaround expense	—	—	22,196	5,884

Adjusted EBITDA	$113,033	$75,398	$273,383	$152,430

(3)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.
(4)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.
(5)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refinery’s total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities. These derivatives are used to minimize fluctuations in earnings but are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. The following table reconciles gross profit to refinery gross margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per barrel		(in thousands, except per barrel
	amounts)		amounts)
Net Sales	$1,174,094	$998,611	$3,212,082	$2,483,791
Cost of products sold (exclusive of depreciation and amortization)	1,015,980	857,560	2,802,413	2,197,795
Depreciation and amortization	3,858	1,559	9,311	4,411

Gross profit	154,256	139,492	400,358	281,585
Plus depreciation and amortization	3,858	1,559	9,311	4,411

Refinery gross margin	$158,114	$141,051	$409,669	$285,996

Refinery gross margin per refinery throughput barrel	$13.11	$12.93	$12.14	$9.06

Gross profit per refinery throughput barrel	$12.79	$12.79	$11.86	$8.92

(6)	Refinery direct operating expense per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

The following table sets forth our summary refining throughput and production data for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Refinery throughput (bpd)
WTI crude oil	103,911	97,505	98,840	96,234
WTS crude oil	12,869	10,435	11,828	9,109
Other feedstocks/blendstocks	14,360	10,634	12,957	10,231

Total	131,140	118,574	123,625	115,574

Refinery product yields (bpd)
Gasoline	69,233	67,057	66,422	65,674
Diesel and jet fuel	50,466	40,569	46,570	39,465
Residuum	5,715	5,268	5,209	4,893
Other	3,373	3,335	3,194	3,420

Total	128,787	116,229	121,395	113,452

Three Months Ended September 30, 2006, Compared to the Three Months Ended September 30, 2005
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates or discounts and excise taxes. Net sales for the three months ended September 30, 2006, were $1,174.1 million, compared to $998.6 million for the three months ended September 30, 2005, an increase of $175.5 million, or 17.6%. This increase primarily resulted from significantly higher refined product prices. Our average sales price per barrel for the third quarter of 2006 increased by 12.1% to $87.45 from $78.04 for the third quarter of 2005, due to increased market prices. Our sales volume increased by 0.6 million barrels, or 4.9%, to 13.4 million barrels for the third quarter of 2006, compared to 12.8 million barrels for the third quarter of 2005, due to increased refinery production resulting from the expansion of our crude oil refining capacity in the first quarter of 2006.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Cost of products sold was $1,016.0 million for the three months ended September 30, 2006, compared to $857.6 million for the three months ended September 30, 2005, an increase of $158.4 million, or 18.5%. This increase was primarily a result of higher crude oil prices. Our average cost per barrel of crude oil for the third quarter of 2006 was $69.76, compared to $62.68 for the third quarter of 2005, an increase of 11.3%. Total refinery throughput for the third quarter of 2006 increased by 1.2 million barrels to 12.1 million barrels compared to 10.9 million barrels for the third quarter of 2005. Refinery gross margin per throughput barrel increased from $12.93 in the third quarter of 2005 to $13.11 in the third quarter of 2006, reflecting our strong margin performance as compared to industry crack spreads. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $12.79 for the three months ended September 30, 2006 and 2005.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes and environmental compliance costs. Direct operating expenses were $45.1 million for the three months ended September 30, 2006, compared to $32.6 million for the three months ended September 30, 2005, an increase of $12.5 million, or 38.3%. This increase primarily resulted from higher energy costs ($3.8 million), increased personnel costs ($2.5 million), higher routine maintenance costs ($2.1 million), increased property tax accruals ($1.4 million), increased environmental compliance costs ($0.7 million), increased outside support services ($0.6 million) and higher catalyst and chemical costs ($0.6 million). The increases in the majority of these expense components are due to increased refinery throughput and the acquisition of the asphalt plant and terminals in May 2006. Direct operating expenses per throughput barrel were $3.73 for the third quarter of 2006, compared to $2.99 for the third quarter of 2005.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs and stock-based compensation. Selling, general and administrative expenses were $9.1 million for the three months ended September 30, 2006, compared to $17.3 million for the three months ended September 30, 2005, a decrease of $8.2 million, or 47.4%. The decrease primarily resulted from decreased deferred compensation related to equity appreciation rights granted to certain of our employees in 2005 ($10.9 million) and decreased legal fees ($0.7 million). These decreases were partially offset by increased stock-based compensation expense related to restricted stock grants in 2006 ($3.5 million).
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2006, was $3.9 million, compared to $1.6 million for the three months ended September 30, 2005. The increase was due to the completion of various capital projects throughout 2005 and the first nine months of 2006.
     Operating Income. Operating income was $100.1 million for the three months ended September 30, 2006, compared to $89.7 million for the three months ended September 30, 2005, an increase of $10.4 million, or 11.6%. This increase is attributable primarily to increased refinery gross margins in the third quarter of 2006 compared to the third quarter of 2005.
     Interest Expense. Interest expense for the three months ended September 30, 2006, was $0.4 million, compared to $2.3 million for the three months ended September 30, 2005. Our long-term debt was paid in full in January 2006 with a portion of the proceeds from our initial public offering. As a result, ongoing interest expense in 2006 relates primarily to letter of credit fees associated with our revolving line of credit.
     Amortization of Loan Fees. Amortization of loan fees for the three months ended September 30, 2006, was $0.1 million compared to $0.4 million for the three months ended September 30, 2005.
     Gain (Loss) from Derivative Activities. The net gain from derivative activities was $5.5 million for the three months ended September 30, 2006, compared to a net loss of $17.3 million for the three months ended September 30, 2005. The difference between the two periods was primarily attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Income Tax Expense. With our change from a partnership to a corporate holding company structure on January 24, 2006, we began to reflect a provision for income taxes at an average tax rate of 31.8%. No income taxes were reflected prior to the change, as our taxes were the responsibility of the partners. Also in connection with this change, we recorded a one-time provision of $21.3 million during the first quarter of 2006 to reflect our estimated deferred tax liability. This initial net deferred tax liability was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. The change resulted in a reduction of $12.9 million to the initial net deferred tax liability, and was reflected as an adjustment to the provision for income taxes during the third quarter of 2006. The impact of this adjustment increased diluted earnings per share by $0.19 for the three months ended September 30, 2006. No income taxes were reflected prior to the change as our taxes were the responsibility of the partners. We did, however, make distributions to our partners to cover their tax obligations prior to this change. Those prior distributions were reflected in our financing activities cash flow.
     Net Income. We reported net income of $87.1 million for the three months ended September 30, 2006, compared to net income of $67.8 million for the three months ended September 30, 2005, representing $1.30 net income per share for the third quarter of 2006 on a weighted average dilutive shares outstanding of 67.2 million. The third quarter 2006 net income includes $21.6 million of income tax expense, with no comparable activity in the third quarter of 2005 upon our change to a corporate holding company structure.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005
     Net Sales. Net sales for the nine months ended September 30, 2006, were $3,212.1 million, compared to $2,483.8 million for the nine months ended September 30, 2005, an increase of $728.3 million, or 29.3%. This increase primarily resulted from significantly higher refined product prices. Our average sales price per barrel for the nine month period ended September 30, 2006, increased by 25.3% to $84.12 from $67.12 for the same period last year, due to increased market prices. Our sales volume increased by 1.2 million barrels, or 3.2%, to 38.2 million barrels for the first nine months of 2006, compared to 37.0 million barrels for the first nine months of 2005.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $2,802.4 million for the nine months ended September 30, 2006, compared to $2,197.8 million for the nine months ended September 30, 2005, an increase of $604.6 million, or 27.5%. This increase was primarily a result of higher crude oil prices. Our average cost per barrel of crude oil for the first nine months of 2006 was $67.56, compared to $53.44 for the first nine months of 2005, an increase of 26.4%. Total refinery throughput for the nine month period ended September 30, 2006, increased to 33.7 million barrels compared to 31.6 million barrels for the nine month period ended September 30, 2005. Refinery gross margin per throughput barrel increased from $9.06 in the first nine months of 2005 to $12.14 in the first nine months of 2006, reflecting improved industry crack spreads. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $11.86 and $8.92 for the nine months ended September 30, 2006 and 2005, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $127.1 million for the nine months ended September 30, 2006, compared to $90.6 million for the nine months ended September 30, 2005, an increase of $36.5 million, or 40.3%. This increase primarily resulted from higher energy costs ($10.7 million), higher routine maintenance costs ($9.0 million), increased personnel costs ($7.1 million), increased property tax accruals ($3.0 million), higher catalyst and chemical costs ($2.1 million), and increased outside support services ($1.4 million) and increased environmental compliance costs ($1.4 million). The increases in the majority of these expense components are attributable to increased refinery throughput and the acquisition of the asphalt plant and terminals in May 2006. Direct operating expenses per throughput barrel were $3.76 for the first nine months of 2006, compared to $2.87 for the first nine months of 2005.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $24.2 million for the nine months ended September 30, 2006, compared to $26.9 million for the nine months ended September 30, 2005, a decrease of $2.7 million, or 10.0%. The decrease primarily resulted from decreased deferred compensation related to equity appreciation rights granted to certain of our employees in 2005 ($12.9 million), partially offset by increased stock-based compensation expense related to restricted stock grants in 2006 ($10.0 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. Maintenance turnaround expense was $22.2 million for the nine months ended September 30, 2006, compared to $5.9 million for the nine months ended September 30, 2005, an increase of $16.3 million, or 276.3%. This increase primarily resulted from a planned major maintenance turnaround on our South Refinery during the first quarter of 2006, versus a partial turnaround performed during the first quarter of 2005.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2006, was $9.3 million, compared to $4.4 million for the nine months ended September 30, 2005. The increase was due to the completion of various capital projects throughout 2005 and the first nine months of 2006.
     Operating Income. Operating income was $226.9 million for the nine months ended September 30, 2006, compared to $158.2 million for the nine months ended September 30, 2005, an increase of $68.7 million, or 43.4%. This increase was attributable primarily to increased refinery gross margins in the first nine months of 2006 compared to the first nine months of 2005.
     Interest Expense. Interest expense for the nine months ended September 30, 2006, was $1.8 million, compared to $4.9 million for the nine months ended September 30, 2005. Our long-term debt was paid in full in January 2006 with a portion of the proceeds from our initial public offering. As a result, ongoing interest expense in 2006 relates primarily to letter of credit fees associated with our revolving line of credit.
     Amortization of Loan Fees. Amortization of loan fees for the nine months ended September 30, 2006, was $0.4 million, compared to $1.9 million for the nine months ended September 30, 2005.
     Write-Off of Unamortized Loan Fees. In January 2006, we paid off our new term loan facility with proceeds from our initial public offering. Accordingly, we recorded an expense of $2.0 million related to the write-off of previously recorded deferred financing costs. In July 2005, we entered into the new term loan and revolving credit facility and recorded an expense of $3.3 million related to the write-off of previously recorded deferred financing costs.
     Gain (Loss) from Derivative Activities. The net gain from derivative activities was $7.6 million for the nine months ended September 30, 2006, compared to a net loss of $18.6 million for the nine months ended September 30, 2005. The difference between the two periods was primarily attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Income Tax Expense. With our change from a partnership to a corporate holding company structure on January 24, 2006, we began to reflect a provision for income taxes at an average tax rate of 31.8%. Also in connection with this change, we recorded a one-time provision of $21.3 million during the first quarter of 2006 to reflect our estimated deferred tax liability. This initial net deferred tax liability was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. The change resulted in a reduction of $12.9 million to the initial net deferred tax liability, and was reflected as an adjustment to the provision for income taxes during the third quarter of 2006. The impact of this adjustment increased diluted earnings per share by $0.20 for nine months ended September 30, 2006. No income taxes were reflected prior to the change as our taxes were the responsibility of the partners. We did, however, make distributions to our partners to cover their tax obligations prior to this change. Those prior distributions were reflected in our financing activities cash flow.
     Net Income. We reported net income of $153.9 million for the nine months ended September 30, 2006, compared to net income of $132.1 million for the nine months ended September 30, 2005, representing $2.36 net income per share for the first nine months of 2006 on a weighted average dilutive shares outstanding of 65.3 million. Net income for the first nine months of 2006 includes a $8.3 million provision to record the estimated initial deferred tax liability upon our change to a corporate holding company structure. Without this one-time provision, our net income would have been $162.2 million ($2.48 per fully diluted share) for the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2005, did not include a provision for income taxes because we were a partnership at that time, and these taxes were the responsibility of the partners.
Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended
	September 30,
	2006	2005
Cash flows provided by operating activities	$127,812	$166,370
Cash flows used in investing activities	(111,695)	(51,222)
Cash flows provided (used) in financing activities	(8,998)	13,435

Net increase in cash and cash equivalents	$7,119	$128,583

Cash Flows Provided By Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2006, was $127.8 million. The most significant provider of cash was our increased net income ($153.9 million). Also contributing to our cash flows from operating activities was an increase in accounts payable ($31.7 million), the accrual of deferred income taxes ($19.6 million) and an increase in accrued liabilities ($12.8 million). These increases in cash were partially offset by an increase in accounts receivable ($64.6 million) and an increase in inventories ($12.9 million). Net cash provided by operating activities for the nine months ended September 30, 2005, was $166.4 million consisting of net income ($132.1 million), an increase in accounts payable ($115.9 million) and a decrease in inventories ($26.7 million). These increases in cash were partially offset by increased accounts receivable ($133.6 million).
Cash Flows Used In Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2006 was $111.7 million, consisting of an escrow deposit and costs of $15.5 million related to an acquisition and capital expenditures of $96.2 million. Total capital spending in the first nine months of 2006 included the purchase of the asphalt plant and terminals ($20.0 million), our acid and sulfur gas plant ($18.2 million), spending on our ultra low sulfur diesel project ($16.8 million) and a related hydrogen plant ($11.8 million) and our crude oil capacity expansion project ($9.3 million), as well as other small improvement and regulatory projects. Excluding the purchase of the asphalt plant and terminals and the potential acquisition of Giant Industries, Inc., we now expect to spend approximately $100 million in capital expenditures for the full year 2006, versus the original budget of $87 million. Net cash used in investing activities for the nine months ended September 30, 2005 was $51.2 million, all relating to capital expenditures, primarily our ultra low sulfur diesel project and small improvement projects.
Cash Flows Provided (Used) In Financing Activities
     Net cash used in financing activities for the nine months ended September 30, 2006, was $9.0 million. Net cash provided in financing activities for the nine months ended September 30, 2005, was $13.4 million. Cash provided by financing activities for the first nine months of 2006 included $295.6 million of net proceeds from our initial public offering less stock issuance costs. Cash used by financing activities for the first nine months of 2006 included debt repayment of $149.5 million and capital distributions paid to the partners of $147.7 million immediately prior to the consummation of our initial public offering and repurchases of common stock of $2.9 million to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under our Long-Term Incentive Plan. For the first nine months of 2005, cash provided in financing activities included $150.0 million in loan proceeds from our previous term loan facility, $55.0 million for debt repayments and capital distributions paid to the partners of $76.8 million.
Working Capital
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances and our existing revolving credit facility. We believe that our cash flows from operations and borrowings under our revolving credit facility will be sufficient to satisfy our expected cash needs associated with our existing operations over the next 12-month period. Our ability to generate sufficient cash flow from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in “Risk Factors” in our 2005 Form 10-K.
     Working capital at September 30, 2006, was $250.9 million, consisting of $580.4 million in current assets and $329.5 million in current liabilities. Working capital at December 31, 2005, was $182.7 million, consisting of $488.9 million in current assets and $306.2 million in current liabilities. In addition, we had available borrowing capacity under our revolving credit facility of $75.7 million at September 30, 2006.

Indebtedness
     At September 30, 2006, we had $74.3 million of letters of credit outstanding under our revolving credit facility, which reduced availability under that facility. See “— Letters of Credit,” below.
     Revolving Credit Facility. In July 2005, Western Refining LP entered into the revolving credit facility with a group of banks led by Bank of America, N.A., which was amended and restated in January 2006 in connection with the closing of our initial public offering to add Western Refining, Inc. as a co-borrower and to lower the interest rates and fees charged on the facility. The revolving credit facility matures on July 28, 2010. The revolving credit facility is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $150 million (which can be expanded to $200 million), and provides for letters of credit and swing line loans. There was no debt outstanding under the revolving credit facility at September 30, 2006, and as of that date, we had availability of $75.7 million due to outstanding letters of credit. See “— Letters of Credit.” The revolving credit facility, secured by certain cash, accounts receivable and inventory, can be used for working capital and capital expenditures, certain permitted distributions and general corporate purposes. The revolving credit facility, as amended and restated in January 2006, provides for an initial quarterly commitment fee of 0.25% per annum, subject to adjustment based upon our consolidated leverage ratio, and letter of credit fees of 1.375% per annum payable quarterly, subject to adjustment based upon our consolidated leverage ratio. Borrowing rates are initially based on LIBOR plus 1.375%, subject to adjustment based upon our consolidated leverage ratio. Availability under the revolving credit facility is subject to the accuracy of representations and warranties and absence of a default. The revolving credit facility contains customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum net worth, minimum interest coverage and maximum leverage. We were in compliance with these covenants at September 30, 2006. In addition, the revolving credit facility contains an event of default provision that will be triggered if the combined voting equity interests of the prior owners of Western Refining LP fall below 30% of the voting interests in Western Refining, Inc., or if Western Refining LP ceases to be a wholly-owned subsidiary of Western Refining, Inc.
     Term Loan Facility. In July 2005, we also entered into the delayed-draw term loan facility arranged by Banc of America Securities LLC. The term loan facility matured on July 27, 2012, but was paid in full and terminated in January 2006 with proceeds from our initial public offering. The term loan facility provided for loans of up to $200 million, which were available in $150 million and $50 million tranches. We borrowed $150.0 million under this facility on July 29, 2005, and subject to certain conditions, the remaining $50 million under the term loan facility could have been borrowed at any time until November 30, 2005. On October 28, 2005, we elected to terminate the remaining $50 million of availability under the term loan facility. In December 2005, we made a required principal payment of $0.5 million, thereby leaving an outstanding principal balance under the term loan facility of $149.5 million at December 31, 2005. The term loan facility, which was secured by our fixed assets, including our refinery, was used to refinance certain of our indebtedness and could have been used for working capital and capital expenditures, certain permitted distributions and general business purposes. The term loan facility provided for a commitment fee of 0.75% per annum on the $50 million tranche until it was terminated. Borrowing rates were initially based on LIBOR plus 2.5% or prime plus 1.5%, which decreased upon achievement of certain rating targets. The term loan facility contained customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum equity, minimum interest coverage and maximum leverage. In addition, the term loan facility contained an event of default provision that would have been triggered if the current beneficial ownership of Western Refining LP fell below 30%.
     Future indebtedness due to potential acquisition of Giant Industries, Inc. On August 28, 2006, we entered into a definitive merger agreement with Giant Industries, Inc. under which we would acquire all of the outstanding shares of Giant. We announced on November 13, 2006, that the parties had entered into an amendment to the merger agreement. Under the amended terms of the merger agreement, we will acquire Giant for $77.00 per share in cash. The transaction will be funded through a combination of cash on hand and $1.9 billion commitment from Bank of America consisting of up to a $1.4 billion secured term loan and a $500 million secured revolving credit facility.
     Following the closing of the merger, we will generate revenue from four different refineries as well as a diverse mix of complimentary retail and wholesale businesses. We expect the merger to be immediately accretive to our earnings per share and believe that our expected cash flows will be sufficient to fulfill the financing obligations incurred as a result of this transaction.
Letters of Credit
     Our revolving credit facility provides for the issuance of letters of credit. We issue letters of credit and cancel them on a monthly basis depending upon our need to secure crude oil purchases. At September 30, 2006, there were $74.3 million of irrevocable letters of credit outstanding, issued almost exclusively to crude oil suppliers.
Contractual Obligations and Commercial Commitments
     Information regarding our contractual obligations, excluding those that could arise with the approval of the merger agreements relating to the acquisition of Giant Industries, Inc., of the types described below as of September 30, 2006, is set forth in the following table (in thousands):

	Payments Due by Period
	Less than 1			More Than 5
Contractual Obligations	Year	1-3 Years	3-5 Years	Years	Total
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	1,439	2,258	—	—	3,697
Purchase obligations	—	—	—	—	—
Other obligations(1)(2)(3)(4)	11,772	23,831	17,816	92	53,511

Total obligations	$13,211	$26,089	$17,816	$92	$57,208

(1)	In June 2005, we entered into a sulfuric acid regeneration and sulfur gas processing agreement with E.I. du Pont de Nemours, or “DuPont”. Under the agreement, we have a long-term commitment to purchase services for use by our refinery. Upon completion of the project, which is expected to occur by the end of 2007, the annual commitment for these services will range from $10.0 million increasing to $16.0 million per year over the next 20 years. Prior to this agreement, we incurred direct operating expenses related to sulfuric acid regeneration under a short-term agreement. The future payments are not included in the table, as payments do not commence until completion of the project.

(2)	In August 2005, we entered into a Throughput and Distribution Agreement and associated Storage Agreement with Magellan Pipeline Company, L.P. Under these agreements, we have a long-term commitment that began in February 2006 to provide for the transportation and storage of alkylate and other refined products from the Gulf Coast to our refinery via the Magellan South System. The minimum payment commitments are included in the table.

(3)	In May 2006, we entered into an asphalt storage and distribution services agreement with Tucson Electric Power, which will remain in effect until October 31, 2010. The monthly fees are included in this table.

(4)	We are obligated to make future expenditures related to our pension and post-retirement obligations. Payments related to our pension are not fixed and cannot be reasonably determined beyond 2006; therefore, they are not included in the table. Estimated post-retirement obligation payments are included in the table. Our pension and post-retirement obligations are discussed in Note 8 to the Notes to Condensed Consolidated Financial Statements.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels and seasonal conditions. As of September 30, 2006, we held approximately 4.0 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $39.70 per barrel. As of September 30, 2006, current cost exceeded the carrying value of LIFO costs by $104.8 million. We refer to this excess as our LIFO reserve.
     In accordance with SFAS No. 133, all commodity futures contracts are recorded at fair value and any changes in fair value between periods are recorded in the other income (expense) section as gain (loss) from derivative activities.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts or price swaps and are entered into with counterparties that we believe to be creditworthy. We have elected not to designate these instruments as cash flow hedges for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses are reflected in gain (loss) from derivative activities at the end of each period. For the nine months ended September 30, 2006, we had $7.6 million in net realized and unrealized gains accounted for using mark-to-market accounting.
     At September 30, 2006, we had open commodity derivative instruments consisting of price swaps on 400,000 barrels of refined products, primarily to fix margins on refined product sales for future quarters in 2006. These open instruments had total unrealized net gains at September 30, 2006, of approximately $2.3 million.
     During the nine months ended September 30, 2006, we did not have any derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of September 30, 2006, we did not have any outstanding debt; as such there was not any variable interest rate risk.
Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     Other risk factors are described in greater detail in our 2005 Form 10-K under Part I, Item 1A, “Risk Factors.” The information presented below updates and should be read in conjunction with those risk factors and other forward-looking information presented in our 2005 Form 10-K.
     Our pending acquisition of Giant Industries, Inc. may not be successful and we may not realize the anticipated benefits from this acquisition.
     We may be unable to obtain the governmental and regulatory approvals necessary in order to consummate the Giant acquisition. Even if we do obtain these approvals, and even if the other conditions to the consummation of the Giant acquisition are satisfied, our acquisition of Giant may pose certain risks to our business. Giant has suffered three fires at its refineries in the past year, and as a result, their insurance costs have increased and the terms of their insurance coverage have been adversely affected. Giant has also suffered increased costs associated with several major capital projects. In addition to the risks ordinarily associated with a significant merger acquisition, we will also be exposed to risks arising from these events and other operational risks that may affect Giant differently than they currently affect us. Although we expect to realize strategic, operational and financial benefits as a result of the Giant acquisition, we cannot predict whether and to what extent such benefits will be achieved. In particular, the success of the Giant acquisition will depend, in part, on our ability to realize anticipated refinery efficiencies and cost savings from assuming the control of Giant’s businesses. No assurances can be given that we will be able to achieve these efficiencies and cost savings.
     In addition, we will face certain challenges as we work to integrate Giant’s operations into our business. In particular, the Giant acquisition will significantly expand our geographic scope, the types of business in which we are engaged, the number of our employees and the number of refineries we operate, thereby presenting us with significant challenges as we work to manage the substantial increases in scale resulting from the acquisition. We must integrate a large number of systems, both operational and administrative. Delays in this process could have a material adverse effect on our revenues, expenses, operating results and financial condition. In addition, events outside of our control, including changes in state and federal regulation and laws as well as economic trends, also could adversely affect our ability to realize the anticipated benefits from the Giant acquisition.
     We can give no assurance that our acquisition of Giant will perform in accordance with our expectations. Despite our due diligence efforts, we must necessarily base any assessment of Giant on inexact and incomplete information and assumptions with respect to operations, profitability and other matters that may prove to be incorrect. We can give no assurance that our expectations with regards to integration and synergies will materialize. Our failure to successfully integrate and operate Giant, and to realize the anticipated benefits of the acquisition, could adversely affect our operating, performing and financial results.
We could experience business interruptions caused by pipeline shutdown.
     Our refinery is dependent on one pipeline, a Kinder Morgan pipeline, for the delivery of all of our crude oil. This pipeline’s current capacity is 123,000 bpd. Because our crude oil refining capacity is 120,000 bpd, our ability to offset lost production due to disruptions in supply with increased future production is limited due to this crude oil supply constraint. In addition, we will be unable to take advantage of further expansion of our refinery’s production without securing additional crude oil supplies or pipeline expansion. We also deliver a substantial percentage of our refined products through three principal product pipelines. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, governmental regulation, terrorism, other third-party action or any other events beyond our control. Our prolonged inability to receive crude oil or transport refined products on pipelines that we currently utilize could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Total Number of
Shares Purchased
		Average Price	as Part of a	Maximum Number of
	Total Number	Paid per Share	Publicly	Shares that May Yet
	of Shares	(Including	Announced	Be Purchased Under
Period	Purchased	Commissions)	Program	the Plans or Programs
July 1 to July 31, 2006	—	—	N/A	N/A
August 1 to August 31, 2006	—	—	N/A	N/A
September 1 to September 30, 2006 (1)	80,741	23.24	N/A	N/A

Total	80,741	23.24	N/A	N/A

(1)	These repurchases were in private transactions not on an exchange directly with employees of the Company to provide funds to satisfy payroll withholding taxes for such employees in connection with the vesting of restricted shares awarded under the Company’s Long-Term Incentive Plan. The repurchased shares are now held by the Company as treasury shares.

Item 6. Exhibits

Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated August 26, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on August 28, 2006).

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated November 12, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2006).

10.1	Consulting and Non-Competition Agreement, dated August 26, 2006, by and between the Company and Fred L. Holliger. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the SEC on August 28, 2006).

10.2	Employment agreement, effective August 28, 2006, made by and between Western Refining GP, LLC and Mark J. Smith. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on August 16, 2006).

10.3*	Non-Exclusive Aircraft Lease Agreement, dated October 3, 2006, by and between Western Refining LP and Franklin Mountain Assets LLC.

10.4	Amendment No. 1 to the Consulting and Non-Competition Agreement, dated November 12, 2006, by and between Western Refining, Inc. and Fred L. Holliger. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2006).

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer and Treasurer	November 14, 2006

Gary R. Dalke	(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated August 26, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on August 28, 2006).

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated November 12, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2006).

10.1	Consulting and Non-Competition Agreement, dated August 26, 2006, by and between the Company and Fred L. Holliger. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the SEC on August 28, 2006).

10.2	Employment agreement, effective August 28, 2006, made by and between Western Refining GP, LLC and Mark J. Smith. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on August 16, 2006).

10.3*	Non-Exclusive Aircraft Lease Agreement, dated October 3, 2006, by and between Western Refining LP and Franklin Mountain Assets LLC.

10.4	Amendment No. 1 to the Consulting and Non-Competition Agreement, dated November 12, 2006, by and between Western Refining, Inc. and Fred L. Holliger. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the SEC on November 13, 2006).

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.