Form 10-Q
period 2007-03-31
Western Refining, Inc.
filed 2007-05-07
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
   Yes ☐    No ☑
As of April 30, 2007, there were 68,212,055 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Forward-Looking Statements
     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q relating to matters that are not historical fact, are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements also include those regarding growth in areas we do business, the anticipated impact of any recent accounting pronouncement or critical accounting policies and estimates, future expenditures and future contributions related to pension and postretirement obligations, the impact on our business of state and federal regulatory requirements, our ability to satisfy certain regulatory requirements, environmental loss contingency accruals, projected Agreed Order remediation costs or requirements, the adequacy of our insurance to cover the costs of the remaining Agreed Order activities, projected costs to comply with the Environmental Protection Agency, or EPA, Initiative, the amount of Federal Energy Regulatory Commission Reparations which may have to be repaid, the impact of the New Mexico methyl tertiary butyl ether (“MTBE”) litigation, our ability to comply with the EPA’s low sulfur fuel requirements, the timing or completion of the acid and sulfur gas facilities, annual commitments for services to E.I. du Pont de Nemours, or DuPont, for sulfuric acid regeneration and sulfur gas processing, future operational or refinery efficiencies and cost savings, our ability to obtain additional pipeline capacity on the Kinder Morgan East Line, the expected closing date of the merger with Giant Industries, Inc, or Giant, the timing of realizing the benefits of the merger with Giant, the amount of losses we would incur if the merger with Giant is not consummated, the ability of Giant’s Yorktown refinery to obtain cost-advantaged feedstocks, potential future indebtedness related to the Giant acquisition, accretion and future throughput capacity, projections of financial strength and flexibility, future refinery utilization rates, future refining capacity, growth of our asset portfolio, improvement in our crude oil processing capability, our ability to increase our production of higher-value refined product, future amounts of sour and heavy crude processing, future costs of West Texas Sour, or WTS, crude oils compared to West Texas Intermediate, or WTI, crude oils, future cost of feedstocks, whether our refined products will continue to sell at a premium to those on the Gulf Coast, demand and seasonal demand for gasoline and diesel in our service areas, seasonal price fluctuations for refined products, the seasonality of operating results, our ability to mitigate the financial impact of planned downtime, timing of future maintenance turnarounds, projected capital expenditure amounts, the amount or sufficiency of future cash flows and earnings growth, and our ability to manage our inventory price exposure through commodity derivative instruments. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
     Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our refined products;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in crack spreads;

•	changes in the sweet/sour spread;

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

ii

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	execution of planned capital projects;

•	our ability to consummate the Giant acquisition, the timing for the closing of such acquisition, and our ability to realize the synergies from such acquisition;

•	changes in the credit ratings assigned to our debt instruments;

•	effects of and cost of compliance with current and future local, state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control; and

•	other factors discussed in more detail under Part I — Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, or 2006 10-K, and under Part II — Item 1A. “Risk Factors” of this report.
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

iii

Part I
Financial Information
Item 1. Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$301,686	$263,165
Trade accounts receivable	184,440	183,442
Inventories	144,546	160,152
Prepaid expenses	3,535	4,153
Other current assets	7,435	9,781

Total current assets	641,642	620,693
Property, plant, and equipment, net	274,266	255,877
Other assets, net of amortization	37,481	31,953

Total assets	$953,389	$908,523

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$275,171	$301,633
Accrued liabilities	46,256	36,547
Dividends payable	2,727	2,730
Current deferred income tax liability, net	2,586	3,075

Total current liabilities	326,740	343,985

Long-term liabilities:
Deferred income tax liability, net	20,326	17,401
Postretirement and other liabilities	22,558	25,536

Total long-term liabilities	42,884	42,937

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 67,392,405 and 67,107,725, shares issued, respectively	670	669
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	346,677	340,908
Retained earnings	253,652	193,813
Accumulated other comprehensive loss, net of tax	(8,608)	(8,738)
Treasury stock, 307,949 and 211,169 shares, respectively, at cost	(8,626)	(5,051)

Total stockholders’ equity	583,765	521,601

Total liabilities and equity	$953,389	$908,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$994,019	$881,506
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	844,177	812,603
Direct operating expenses (exclusive of depreciation and amortization)	47,027	38,101
Selling, general and administrative expenses	9,545	6,548
Maintenance turnaround expense	—	22,196
Depreciation and amortization	4,409	1,829

Total operating costs and expenses	905,158	881,277

Operating income	88,861	229
Other income (expense):
Interest income	4,205	1,701
Interest expense	(309)	(1,088)
Amortization of loan fees	(125)	(125)
Write-off of unamortized loan fees	—	(1,961)
Gain (loss) from derivative activities	(1,986)	3,629
Other income (expense)	(1)	—

Income before income taxes	90,645	2,385
Provision for income taxes	(28,079)	(22,130)

Net income (loss)	$62,566	$(19,745)

Net earnings (loss) per share:
Basic	$0.93	$(0.32)
Diluted	$0.93	$(0.32)

Weighted average common shares outstanding:
Basic	66,939	61,651
Diluted	67,413	61,651

Cash dividends declared per share	$0.04	$0.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$62,566	$(19,745)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,409	1,829
Amortization of loan fees	125	125
Write-off of unamortized loan fees	—	1,961
Stock-based compensation expense	3,839	2,876
Deferred income taxes	2,364	22,130
Excess tax benefit from stock-based compensation	(1,931)	—
Changes in operating assets and liabilities:
Accounts receivable	(998)	7
Inventories	15,606	25,934
Prepaid expenses	618	1,831
Other assets	(929)	(303)
Deferred compensation payable	—	(27,950)
Accounts payable	(26,462)	(17,068)
Accrued liabilities	11,640	(9,240)
Postretirement and other long-term liabilities	(2,776)	(1,886)

Net cash provided by (used in) operating activities	68,071	(19,499)

Cash flows from investing activities:
Capital expenditures	(22,783)	(43,235)
Escrow deposit and costs relating to acquisition	(2,393)	—

Net cash used in investing activities	(25,176)	(43,235)

Cash flows from financing activities:
Payments on long-term debt	—	(149,500)
Proceeds from sale of common stock	—	295,557
Dividends paid	(2,730)	—
Capital distributions paid to partners	—	(147,734)
Repurchases of common stock	(3,575)	—
Excess tax benefit from stock-based compensation	1,931	—
Other	—	247

Net cash used in financing activities	(4,374)	(1,430)

Net increase (decrease) in cash and cash equivalents	38,521	(64,164)
Cash and cash equivalents at beginning of period	263,165	180,831

Cash and cash equivalents at end of period	$301,686	$116,667

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Income taxes	$23	$—
Interest	309	1,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Net income	$62,566	$(19,745)
Amortization of pension net actuarial loss	202	—
Income tax benefit on amortization of pension net actuarial loss	(72)	—

Comprehensive income	$62,696	$(19,745)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
     Prior to the initial public offering, Western Refining LP had not incurred income taxes because its operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were periodically made to the partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of the initial public offering and the change in structure noted above, the Company is required to recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. See Note 5, “Income Taxes.”
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, oxygenate is added to the gasoline in the Company’s service areas during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in the Company’s region is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
     The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements of Western Refining, Inc. at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).
     The condensed consolidated financial statements include the accounts of Western Refining Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
2. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definition of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. The Company is evaluating the impact, if any, that SFAS No. 157 will have in its financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected be recorded in net income. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. For the Company, SFAS No. 159 will be effective January 1, 2008, and retrospective application is not permitted. Should the Company elect to apply the fair value option to any eligible items that exist at January 1, 2008, the effect of the first remeasurement to fair value would be reported as a cumulative effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the provisions of this statement.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
3. Inventories
     Inventories were as follows:

	As of March 31, 2007			As of December 31, 2006
	(In thousands, except cost per barrel)
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
Refined products	1,502	$65,942	$43.90	1,500	$66,772	$44.51
Crude oil and other	2,183	78,604	36.01	2,398	93,380	38.94

	3,685	$144,546	39.23	3,898	$160,152	41.09

     The Company determines market value inventory adjustments by evaluating crude oil and refined products inventory on an aggregate basis using the last-in, first-out (“LIFO”) valuation method. The Company estimates the interim LIFO reserve based on the expected year-end inventory volumes due to fluctuations in inventory. The excess of the current cost of inventories over LIFO cost was $88.5 million at March 31, 2007, and $82.5 million at December 31, 2006.
4. Property, Plant, and Equipment
     The table below presents the balance of each major class of assets included in property, plant, and equipment:

	As of	As of
	March 31,	December 31,
	2007	2006
	(In thousands)
Refinery and related equipment	$207,163	$205,976
Computers and software	4,337	3,680
Construction in process	85,886	64,952
Other	8,602	8,601

	305,988	283,209
Less accumulated depreciation	31,722	27,332

Property, plant and equipment, net	$274,266	$255,877

     The useful lives of depreciable assets used to determine depreciation expense were as follows:

Refinery and related equipment	4 - 20 years
Computers and software	3 - 5 years
Other	3 - 5 years

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
5. Income Taxes
     As discussed in Note 1, “Organization and Basis of Presentation,” as a consequence of the initial public offering in January 2006 and the change in corporate structure, the Company was required to recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. In connection with the change to a corporate holding company structure immediately prior to the closing of the initial public offering, the Company recorded income tax expense of $21.3 million for the cumulative effect of recording its estimated net deferred tax liability. The impact of recording the estimated net deferred tax liability decreased diluted earnings per share by $0.35 for the three months ended March 31, 2006. This initial estimated net deferred tax liability was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. Primarily due to this change the Company’s initial net deferred tax liability was reduced to $8.3 million, which was reflected as an adjustment to the provision for income taxes during the third quarter of 2006.
     The effective tax rate for the three months ended March 31, 2007 was 31.0%, as compared to the Company’s statutory tax rate of 35.7%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the manufacturing activities deduction.
     The following table presents the computation of unaudited pro forma income tax expense for the three months ended March 31, 2006:

Three Months
Ended
March 31, 2006
(In thousands)
Income before income taxes	$2,385
Effective pro forma income tax rate	35.7%

Unaudited pro forma income tax expense	$851

Unaudited pro forma net income	$1,534

     The unaudited pro forma provision for income tax information presented in the table above, represents the tax effects that would have been reported had the Company and its subsidiaries been subject to federal and state income taxes as a corporation for the first quarter of 2006. The unaudited pro forma income tax expense reflects a blended statutory rate of 35.7%. This rate includes a federal rate of 35.0% and a state income tax rate of 0.7% (net of federal benefit). Actual rates and income tax expenses could have differed had the Company been subject to federal and state income taxes for this period. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to federal and state income taxes for all periods presented.
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company does not believe it has any tax positions that meet this criteria; therefore, no amounts were recognized in the liability for unrecognized tax benefits and its effective tax rate was not impacted by the adoption of FIN 48. The Company did not adjust the opening balance of retained earnings as of January 1, 2007.
     Accordingly, the Company did not accrue or recognize any amounts for interest or penalties in its financial statements during the first quarter of 2007. The Company will classify interest to be paid on an underpayment of

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
income taxes and any related penalties as income tax expense if it is determined, in a subsequent period, that a tax position is more likely than not of being sustained by the taxing authority.
     In May 2006, the State of Texas enacted a new business tax that is imposed on our gross margin to replace the State’s current franchise tax regime. The new legislation’s effective date is January 1, 2008, which means that our first Texas Margins Tax (“TMT”) return will not become due until May 15, 2008, and will be based on our 2007 operations. Although the new TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of the tax make it similar to an income tax. The impact of the TMT is reflected in the Company’s effective tax rate for the quarter ended March 31, 2007. In accordance with the guidance provided in SFAS No. 109, Accounting for Income Taxes, the Company has properly considered and will continue to account for the impact of the newly-enacted legislation in the determination of its state income tax liability.
6. Retirement Plans
     In December 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment to FASB Statements No. 87, 88, 106 and 132(R), (“SFAS No. 158”), which requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Under SFAS No. 158, a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.
Pension Plan
     The components of the net periodic benefit cost associated with the Company’s pension plan were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net periodic benefit cost includes:
Service cost	$564	$755
Interest cost	437	229
Expected return on assets	(150)	(74)
Amortization of net actuarial loss	202	65

Net periodic benefit cost	$1,053	$975

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Postretirement Benefits
     The components of net periodic benefit cost associated with the Company’s postretirement medical benefit plan were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net periodic benefit cost includes:
Service cost	$13	$12
Interest cost	26	19
Amortization of net gain	—	(1)

Net periodic benefit cost	$39	$30

     The Company contributed $3.9 million to the pension plan in January 2007. The Company does not intend to make any additional contributions in 2007. The Company is not required to fund the postretirement medical plan on an annual basis.
7. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil and refined product forward contracts to facilitate the supply of crude oil to the refinery and the sale of refined products. During the three months ended March 31, 2007, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil and refined products, which qualify as normal purchases and normal sales that are exempt from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At March 31, 2007, the Company had $0.3 million in net forward, fixed-price contracts to purchase crude oil and $0.6 million in net forward, fixed-price contracts to sell crude oil. At December 31, 2006, the net forward, fixed-price contracts to purchase crude oil were $0.4 million and to sell crude oil were $0.1 million.
     The Company also uses crude oil and refined products futures or swap contracts to mitigate the change in value of volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and no other cash payments are made. The contract fair value is reflected on the balance sheet and the related net gain or loss is recorded as a gain (loss) from derivative activities in the statement of operations. Various third-party sources are used to determine fair values for the purpose of marking to market the derivative instruments at each period end. The fair value of the outstanding contracts at March 31, 2007, was a net unrealized loss of $0.4 million, of which $1.6 million was in current assets and $2.0 million was in current liabilities. At December 31, 2006, the fair value of the outstanding contracts was a net unrealized gain of $1.4 million, of which $2.1 million was in current assets and $0.7 million was in current liabilities. The Company realized a $2.0 million loss and $3.6 million gain for the three months ended March 31, 2007 and 2006, respectively.
8. Stock-Based Compensation
     In January 2006, 1,772,041 shares of restricted stock having an aggregate fair value of $30.1 million at the measurement date were granted to the prior deferred compensation participants of Western Refining LP. The vesting of such restricted shares will occur over a two-year period. In addition, there have been additional shares of restricted stock that have been granted to other employees and outside directors with vesting primarily over a three-year period. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. The fair value of

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
each share of restricted stock awarded was measured based on the market price as of the measurement date and will be amortized on a straight-line basis over the respective vesting periods.
     Using a forfeiture rate of 0%, the Company recorded compensation expense of $3.8 million for the three months ended March 31, 2007, of which $0.2 million was included in direct operating expenses and $3.6 million in selling, general and administrative expenses. The tax benefit related to these expenses was $1.4 million for the three months ended March 31, 2007, using a statutory rate of 35.7%. The aggregate fair value at grant date of the shares vested during the three months ended March 31, 2007, was $4.9 million. The related aggregate intrinsic value of these shares was $10.3 million at the vesting date. For the three months ended March 31, 2006, stock-based compensation expense was $2.9 million and was included in selling, general and administrative expense with a related tax benefit of $1.0 million. No expense was capitalized in either period.
     As of March 31, 2007, there were 1,128,481 shares of restricted stock outstanding with an aggregate fair value at grant date of $20.4 million and an aggregate intrinsic value of $44.0 million as of March 31, 2007. The compensation cost of nonvested awards not recognized as of March 31, 2007, was $18.6 million, which will be recognized over a weighted average period of approximately 1.3 years. The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2007:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2006	1,349,009	$17.34
Awards granted	64,152	30.14
Awards vested	(284,680)	17.27
Awards forfeited	—	—

Nonvested at March 31, 2007	1,128,481	18.09

     The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of March 31, 2007, there were 2,922,114 shares of common stock reserved for future grants under this plan.
9. Stockholders’ Equity
     On January 24, 2006, the Company completed an initial public offering of 18,750,000 shares of its common stock at an aggregate offering price of $318.8 million. The Company received approximately $297.2 million in net proceeds from the initial public offering. See Note 1, “Organization and Basis of Presentation.”
     During the three months ended March 31, 2007, the Company repurchased 96,780 shares of its common stock at an aggregate cost of $3.6 million. These repurchases, which were recorded as treasury stock, were made to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Company’s Long-Term Incentive Plan.
     On February 20, 2007, the Company announced its regular quarterly cash dividend of $0.04 per share on its common stock. The dividend was paid on April 25, 2007, to stockholders of record at the close of business on April 2, 2007. The total cash required for the dividend declared was $2.7 million and was reflected as “Dividends Payable” on the balance sheet as of March 31, 2007.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
10. Earnings Per Share
     The Company uses the treasury stock method to determine the amount of fully diluted shares outstanding. The computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 is presented below:

	Three Months Ended March 31, 2007
	Income	Shares	Per Share
	(In thousands)
Basic earnings per share:
Net income	$62,566	66,938,834	$0.93

Effect of dilutive securities:
Unvested restricted stock	—	473,915

Diluted earnings per share:
Net income	$62,566	67,412,749	$0.93

	Three Months Ended March 31, 2006
	Income	Shares	Per Share
	(In thousands)
Basic loss per share:
Net income	$(19,745)	61,651,336	$(0.32)

Effect of dilutive securities:
Unvested restricted stock	—	—

Diluted earnings (loss) per share:
Net income	$(19,745)	61,651,336	$(0.32)

11. Related Party Transactions
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
     On December 13, 2004, the Company entered into a non-exclusive aircraft lease agreement with a related party controlled by the Company’s majority stockholder. Pursuant to the lease agreement, an aircraft can be leased by the Company at a rate of $600 per flight hour. In addition, the Company is responsible for all operating and maintenance costs associated with its use of the aircraft. The Company has a policy requiring that certain officers of the Company deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for personal use of the aircraft. The officers reimburse the Company for personal use of the aircraft

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
pursuant to a time sharing agreement. The aircraft was sold on December 4, 2006, and the lease agreement was terminated. The Company believes that it leased the aircraft on terms no less favorable to it than would be obtained from an unaffiliated third party. The following table summarizes the total costs incurred for the lease of both aircrafts for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Lease payments	$193	$72
Operating and maintenance expenses	360	211
Reimbursed by officers	(169)	(56)

Total costs	$384	$227

     The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004. Sales to Transmountain, at market-based rates, totaled $13.5 million and $19.5 million for the three months ended March 31, 2007 and 2006, respectively. Total accounts receivable due from Transmountain were $1.2 million and $1.4 million as of March 31, 2007 and December 31, 2006, respectively.
     The Company has entered into a lease agreement with Transmountain, whereby Transmountain leases certain office space from the Company at a market-based rate. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The monthly base rental starts at $6,800, subject to adjustment at the end of the first five-year period based upon the change in the Consumer Price Index. Rental payments received from Transmountain were $27,200 and $20,400 for the three months ended March 31, 2007 and 2006, respectively.
     In connection with the Company’s initial public offering, it assumed the obligations under an equity appreciation rights plan that was an obligation of one of the partners of Western Refining LP. The Company terminated such plan in exchange for a cash payment of $28.0 million to the participants in such plan immediately prior to the consummation of the offering. In addition, we granted such participants 1,772,041 restricted shares of our common stock, which will vest ratably each quarter for two years. The fair market value of the restricted stock, determined at the date of grant, will be amortized over the vesting period as stock-based compensation expense included in selling, general and administrative expenses. (See Note 8, “Stock-Based Compensation”)
12. Contingencies
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
March 31, 2007
(Unaudited)
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
     The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“Initiative”), whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing with the EPA a settlement pursuant to the Initiative. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. While at this time it is not known precisely how the Initiative or any resulting settlement may affect the Company, the Company expects to be required to pay penalties and to install additional pollution controls, and, as a result, its operating costs and capital expenditures may increase. Based on current negotiations and information, the Company has estimated the total capital expenditures that may be required pursuant to the Initiative would be approximately $22 million. These capital expenditures would primarily be for installation of a flare gas recovery system on the south-side of the refinery and installation of nitrogen oxides, or NOx, emission controls. As of March 31, 2007, the Company had invested $11.1 million on the flare gas recovery system. Estimated expenditures for the NOx emission controls project of $8.0 million will occur from 2007 through 2013. These amounts have been included in the Company’s estimated capital expenditures for regulatory projects. Based on current information, the Company does not expect any settlement pursuant to the Initiative to have a material adverse effect on its business, financial condition or results of operations or that any penalties or increased operating costs related to the Initiative will be material.
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
March 31, 2007
(Unaudited)
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
13. Operating Leases and Other Commitments
     The Company has commitments under long-term operating leases for certain buildings and railcars expiring at various dates. In the normal course of business, the Company has long-term commitments to purchase services, such as natural gas, electricity, water and transportation services for use by its refinery at market-based rates. The Company is also party to various refined product and crude oil supply and exchange agreements.
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
     In August 2005, the Company entered into a Throughput and Distribution Agreement and associated Storage Agreement with Magellan Pipeline Company, L.P. Under these agreements, the Company has a long-term commitment that began in February 2006 to provide for the transportation and storage of alkylate and other refined products from the Gulf Coast to the Company’s refinery via the Magellan South System pipeline. The Company is committed to pay $2.8 million per quarter through the end of the agreement in February 2011.
14. Pending Acquisition of Giant Industries, Inc.
     On August 26, 2006, the Company entered into a definitive merger agreement with Giant Industries, Inc. (“Giant”) under which the Company would acquire all of the outstanding shares of Giant. On November 12, 2006, the parties entered into an amendment to the merger agreement. If the transaction closes, the Company will acquire Giant’s common stock for $77.00 per share in cash. The transaction has been approved by the board of directors for both companies. On February 27, 2007, Giant’s shareholders voted to approve the transaction. The closing of the transaction is subject to various conditions, including compliance with the pre-merger notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”). The transaction is valued at approximately $1.4 billion, including approximately $280 million of Giant’s outstanding debt, and is not subject to any financing conditions.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
and (iii) not to close the merger with Giant until 30 days after the Company and Giant certify substantial compliance.
     Additionally, on November 22, 2006, Timothy Bisset filed a class action complaint in Arizona state court against Giant, its directors and the Company in connection with the merger. Mr. Bisset alleges that Giant and its directors breached their fiduciary duty in voting to amend the definitive merger agreement to provide for, among other things, a lower acquisition price of $77.00 per share. Mr. Bisset also alleges that the Company aided and abetted this breach of Giant’s fiduciary duty. He also alleges that he and other public stockholders of Giant’s common stock are entitled to enjoin the proposed amended transaction or, alternatively, to recover damages in the event the transaction is completed. There can be no assurance that Mr. Bisset, will not seek injunctive relief to prevent the merger from taking place.
     On April 12, 2007, the FTC filed suit against the Company and Giant in the Federal District Court for the District of New Mexico (the “Court”) seeking a temporary restraining order (“TRO”) and a preliminary injunction (“the Injunction”). On April 13, 2007, after a hearing, the Court entered a TRO precluding the Company and Giant from completing the merger pending a hearing on the Injunction which has been scheduled to begin May 7, 2007. The companies have announced they will continue to vigorously challenge the FTC’s claim that the merger is anti-competitive.
     The transaction, if consummated, would be funded through a combination of cash on hand and a $1.9 billion commitment from Bank of America, consisting of up to a $1.4 billion senior secured term loan and a $500 million senior secured revolving credit facility. On August 28, 2006, Western deposited $12.5 million into an escrow account. The deposit was subsequently increased to $25.0 million, since the closing of the transaction did not occur on or before November 30, 2006.
     If the merger has not been consummated by April 30, 2007, either Giant or Western may terminate the transaction unless their breach was the cause of the merger not being consummated by such date. The Company has an escrow deposit in the amount of $25 million that was made in connection with the merger agreement and has also incurred $6.2 million in other costs related to the acquisition, both of which are classified as other assets, net of amortization in the Company’s balance sheet as of March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I – Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006, or 2006 Form 10-K, and elsewhere in this report. You should read such “Risk Factors.” In this Item 2, all references to “Western Refining,” “the Company,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), unless the context otherwise requires or where otherwise indicated.
Company Overview
     We are an independent crude oil refiner and marketer of refined products based in El Paso, Texas, and operate primarily in the Southwest region of the United States, including Arizona, New Mexico, and West Texas. Our refinery complex, or refinery, is located in El Paso and has a crude oil refining capacity currently of 124,000 barrels per day, or bpd. Over 90% of all products produced at our refinery consist of light transportation fuels, including gasoline, diesel and jet fuel. Our refinery also has approximately 4.3 million barrels of storage capacity and a 45,000 bpd product marketing terminal, where our refined products are loaded into tanker trucks for local deliveries. In addition, we own an asphalt plant and terminal located adjacent to our refinery which is used to process a portion of its residuum production into finished asphalt products. We also operate asphalt terminals in Phoenix and Tucson, Arizona, and Albuquerque, New Mexico, which distribute finished asphalt to the service areas in which they are located.
     We are currently investing significant capital in refinery initiatives that will allow us to improve our crude oil processing flexibility, increase production of higher-value refined products and satisfy certain regulatory requirements. Among these initiatives are the completion of the sulfuric acid regeneration and sulfur gas processing facilities, which will provide us with the capacity to increase our sour crude oil processing from approximately 10% to 50% of our crude oil throughput capacity. The actual percentage of sour crude oil processed will be determined by many factors including sour crude economics and product quality limitations prior to completion of planned gasoline desulfurization projects. We will determine our optimal crude oil slate by first calculating the price difference between West Texas Intermediate, or WTI, crude oil and West Texas Sour, or WTS, crude oil. We refer to this differential as the sweet/sour spread. While WTS crude oil is less expensive than WTI crude oil, we must also consider the fact that processing WTS crude oil results in greater volumes of lower-margin residuum products and may also require additional blendstocks such as alkylate. We will weigh the financial impact of these factors and adjust our crude oil inputs in an attempt to maximize profitability. We also plan to maximize the financial benefits derived from the additional pipeline capacity available to us once the second phase of the Kinder Morgan East Line expansion is completed.
     We primarily compete with Valero Energy Corp., ConocoPhillips Company, Alon USA Energy, Inc. and Holly Corporation, as well as refineries in other regions of the country that serve the regions we serve through pipelines, including certain Gulf Coast refiners with access to the Longhorn refined products pipeline. Because of their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of our competitors may be better able to withstand volatile market conditions, to compete on the basis of price, to obtain crude oil in times of shortage, and to bear the economic risk inherent in all phases of the refining industry.
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

Pending Acquisition of Giant Industries, Inc.
     On August 26, 2006, we entered into a definitive merger agreement with Giant Industries, Inc, or Giant, under which we would acquire all of the outstanding shares of Giant. On November 12, 2006, the parties entered into an amendment to the merger agreement. If the transaction closes, we will acquire Giant’s common stock for $77.00 per share in cash. The transaction has been approved by the board of directors of both companies. On February 27, 2007, Giant’s shareholders voted to approve the transaction. The closing of the transaction is subject to various conditions, including compliance with the pre-merger notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act, or HSR Act. The transaction is valued at approximately $1.4 billion, including approximately $280 million of Giant’s outstanding debt, and is not subject to any financing conditions.
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
     Additionally, on November 22, 2006, Timothy Bisset filed a class action complaint in Arizona state court against Giant, its directors and us in connection with the merger. Mr. Bisset alleges that Giant and its directors breached their fiduciary duty in voting to amend the definitive merger agreement to provide for, among other things, a lower acquisition price of $77.00 per share. Mr. Bisset also alleges that we aided and abetted this breach of fiduciary duty. He also alleges that he and other public stockholders of Giant’s common stock are entitled to enjoin the proposed amended transaction or, alternatively, to recover damages in the event the transaction is completed. There can be no assurance that Mr. Bisset, will not seek injunctive relief to prevent the merger from taking place.
     On April 12, 2007, the FTC filed suit against Western and Giant in the Federal District Court for the District of New Mexico, or the Court, seeking a temporary restraining order, or TRO, and a preliminary injunction, or the Injunction. On April 13, 2007, after a hearing, the Court entered a TRO precluding Western and Giant from completing the merger pending a hearing on the Injunction which has been scheduled to begin May 7, 2007. The companies have announced they will continue to vigorously challenge the FTC’s claim that the merger is anti-competitive.
     If we are able to consummate the transaction, we would have a total crude oil throughput capacity of approximately 223,000 bpd. In addition to our 124,000 bpd refinery in El Paso, we would gain an East Coast presence with a 62,000 bpd refinery in Yorktown, Virginia and will gain two refineries in the Four Corners region of Northern New Mexico with a current combined capacity of 37,000 bpd. Our primary operating areas would encompass the Mid-Atlantic region, far West Texas, Phoenix and Tucson, Arizona, Northern Mexico, Albuquerque, New Mexico and the Four Corners region of Utah, Colorado, Arizona, and New Mexico. In addition to the four refineries, our asset portfolio would include refined products terminals in Flagstaff, Arizona and Albuquerque, as well as asphalt terminals in Phoenix, Tucson, Albuquerque and El Paso. Our asset base would also include 155 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and three wholesale petroleum products distributors – Phoenix Fuel Co., Inc. primarily in Arizona, Dial Oil Co. primarily in New Mexico and Empire Oil Co. primarily in California.
     By expanding our refining operations from one to four facilities, we would significantly diversify our operations. In addition, we would double our lower-cost sour and heavy crude processing capacity as a percent of our total capacity from approximately 12% currently to almost 25%. Our sour and heavy crude processing capacity would reach 46% by the end of 2009, following the completion of our previously announced acid and sulfur gas facilities and our gasoline desulfurization projects at our El Paso refinery. The Yorktown refinery also has the flexibility to incorporate future growth initiatives given its ability to process cost-advantaged feedstocks.
     We currently generate most of our revenues from our refining operations in El Paso. Following the potential closing of the merger, we would generate revenue from four different refineries as well as a diverse mix of complementary retail and wholesale businesses. We expect the merger would be immediately accretive to our earnings per share, excluding one-time transaction costs.
     The transaction, if consummated, would be funded through a combination of cash on hand and a $1.9 billion commitment from Bank of America, consisting of up to a $1.4 billion senior secured term loan and a $500 million senior secured revolving credit facility. On August 28, 2006, we deposited $12.5 million into an escrow account. The deposit was subsequently increased to $25.0 million, since the closing of the transaction did not occur on or before November 30, 2006.
     If the merger has not been consummated by April 30, 2007, either Giant or Western may terminate the transaction unless their breach was the cause of the merger not being consummated by such date. Western has an escrow deposit in the amount of $25 million that was made in connection with the merger agreement and we have incurred $6.2 million in other costs related to the acquisition, both of which are classified as other assets, net of amortization in our balance sheet as of March 31, 2007.
     Following the potential closing of the transaction, Paul Foster would remain President and Chief Executive Officer of Western Refining, and Fred Holliger, Giant’s current Chairman and Chief Executive Officer, would serve as a special advisor to our Board of Directors. The combined company would be headquartered in El Paso and will maintain offices in Scottsdale.
Initial Public Offering
     In January 2006, we completed an initial public offering of 18,750,000 shares of our common stock sold by us, and certain of our stockholders sold an aggregate of 7,125,000 shares (including over-allotment) of common stock held by them. The initial public offering price was $17.00 per share.
     Our net proceeds from the sale of 18,750,000 shares of our common stock were approximately $297.2 million, after deducting underwriting discounts and commissions. We also incurred approximately $1.7 million of other costs related to the initial public offering. We did not receive any of the net proceeds from any sales of shares of common stock by any selling stockholders. The net proceeds from our initial public offering were used as follows:
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
     Tucson and Phoenix typically reflect a West Coast market pricing structure, while El Paso, Albuquerque, and Juarez, Mexico typically reflect a Gulf Coast market pricing structure. Our refined products typically sell at a premium to those sold on the Gulf Coast due to high demand growth and limited local refining capacity in our service areas. In Phoenix, we also benefit from more stringent fuel specifications that require the use of clean burning gasoline, or CBG, which is typically one of our highest value products.
     Our results of operations are also significantly affected by our refinery’s operating costs and expenses (other than crude oil purchases), especially the cost of feedstocks and blendstocks (particularly alkylate), natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, oxygenate is added to the gasoline in our service areas during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in our region is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes.
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

     In May 2006, we acquired an asphalt plant and terminal located adjacent to our refinery in El Paso, that is used to process a portion of our residuum production into finished asphalt products. We also acquired asphalt terminals located in Phoenix, Tucson, and Albuquerque, that distribute finished asphalt to the service areas in which they are located.
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
Debt Repayment
     At December 31, 2005, we had a balance of $149.5 million on our term loan facility. In January 2006, we paid off the term loan with proceeds from our initial public offering. In connection with such repayment, we recorded an expense in January 2006 of approximately $2.0 million related to the write-off of deferred financing costs. Our statements of operations for the three months ended March 31, 2006 include $0.7 million in interest expense related to this term loan facility, with no comparable amount for the same period in the current year.
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
     Prior to the initial public offering, we did not incur income taxes because our operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were made to our partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of our change in structure, we now recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. In connection with the change to a corporate holding company structure immediately prior to the closing of our initial public offering, we recorded income tax expense of $21.3 million in the first quarter of 2006 for the cumulative effect of recording our estimated net deferred tax liability. The impact of recording our estimated net deferred tax liability decreased diluted earnings per share by $0.35 for the three months ended March 31, 2006. This initial net deferred tax liability was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. Primarily due to this change, our initial net deferred tax liability was reduced to $8.3 million, which was reflected as an adjustment to the provision for income taxes during the third quarter of 2006.
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
Adoption of EITF Issue No. 04-13
     On April 1, 2006, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business. Specifically, the Issue addresses when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The application of Issue No. 04-13 reduced net sales and cost of products sold by $71.8 million for the first quarter of 2007. If the Issue had been effective at January 1, 2006, our net sales and cost of products sold would have been reduced by $27.8 million for the first quarter of 2006.
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
     Inventories. Our inventories of crude oil and other feedstocks, unfinished products and refined products are priced at the lower of cost or market. Cost is determined using the last-in, first-out, or LIFO, inventory valuation method. Under the LIFO valuation method, the most recent acquisition costs are charged to cost of products sold, and inventories are valued at the earliest acquisition costs. We selected this method because we believe that it more accurately reflects the cost of our current sales. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. We determine market value inventory adjustments by evaluating crude oil, refined products and other inventories on an aggregate basis. The current cost of our inventories exceeded LIFO costs by $88.5 million at March 31, 2007.
     Maintenance Turnaround Expense. Our refinery units require regular major maintenance and repairs commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit but generally is every four years. We expense the cost of maintenance turnarounds when the expense is incurred. These costs are identified as a separate line item in our statement of operations.
     Long-Lived Assets. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various classes of depreciable assets. When assets are placed in service, we make estimates of what we believe are their reasonable useful lives. We account for impairment of assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on our judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of dispositions.
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
     Financial Instruments and Fair Value. We are exposed to various market risks, including changes in commodity prices. We use commodity futures and swap contracts to reduce price volatility, to fix margins for refined products and to protect against price declines associated with our crude oil inventories. All derivatives entered into by the Company are recognized as either assets or liabilities on the balance sheet and those instruments are measured at fair value. The Company elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are recognized in gain (loss) from derivative activities using mark-to-market accounting.
     Pension and Other Postretirement Obligations. Pension and other postretirement plan expenses and liabilities are determined based on actuarial evaluations. Inherent in these valuations are key assumptions including discount rates, future compensation increases, expected return on plan assets, health care cost trends and demographic data. Changes in our actuarial assumptions are primarily influenced by factors outside of our control and can have a significant effect on our pension and other postretirement liabilities and costs.
     In December 2006, we adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment to FASB Statements No. 87, 88, 106 and 132R, or SFAS No. 158, which requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Under SFAS No. 158, a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost.
     Stock-based Compensation. Concurrent with our initial public offering of common stock on January 24, 2006, we adopted SFAS No. 123 (revised) Share-Based Payment, or SFAS No. 123R, to account for stock awards granted under our Long-Term Incentive Plan. Under SFAS No. 123R, the cost of the employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award (with some limited exceptions). The fair value of each share of restricted stock awarded is measured based on the market price at closing as of the measurement date and is amortized on a straight-line basis over the respective vesting periods.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, published SFAS No. 157, Fair Value Measurements, or SFAS No. 157, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definition of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS

No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. We are evaluating the impact, if any, that SFAS No. 157 will have on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115, or SFAS No. 159. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected be recorded in net income. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. For us, SFAS No. 159 will be effective January 1, 2008, and retrospective application is not permitted. Should we elect to apply the fair value option to any eligible items that exist at January 1, 2008, the effect of the first remeasurement to fair value would be reported as cumulative effect adjustment to the opening balance of retained earnings. We are currently evaluating the provisions of this statement.

Results of Operations
     The following tables set forth our summary historical financial and operating data for the periods indicated below:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per barrel and
	per share data)
Statement of Operations Data:
Net sales	$994,019	$881,506
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	844,177	812,603
Direct operating expenses (exclusive of depreciation and amortization)	47,027	38,101
Selling, general and administrative expenses	9,545	6,548
Maintenance turnaround expense	—	22,196
Depreciation and amortization	4,409	1,829

Total operating costs and expenses	905,158	881,277

Operating income	88,861	229
Interest income	4,205	1,701
Interest expense	(309)	(1,088)
Amortization of loan fees	(125)	(125)
Write-off of unamortized loan fees	—	(1,961)
Gain (loss) from derivative activities	(1,986)	3,629
Other income (expense)	(1)	—

Income before income taxes	90,645	2,385
Provision for income taxes(1)	(28,079)	(22,130)

Net income (loss)(1)	$62,566	$(19,745)

Basic earnings (loss) per share	$0.93	$(0.32)
Dilutive earnings (loss) per share	$0.93	$(0.32)
Weighted average basic shares outstanding	66,939	61,651
Weighted average dilutive shares outstanding	67,413	61,651
Cash Flow Data:
Net cash provided by (used in):
Operating activities(1)	$68,071	$(19,499)
Investing activities	(25,176)	(43,235)
Financing activities(1)	(4,374)	(1,430)
Other Data:
Adjusted EBITDA(2)	$95,488	$29,584
Capital expenditures	22,783	43,235
Balance Sheet Data (end of period):
Cash and cash equivalents	$301,686	$116,667
Working capital	314,902	138,472
Total assets	953,389	591,078
Stockholders’ equity	583,765	306,130

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per barrel and
	per share data)
Key Operating Statistics:
Total sales volume (bpd)(3)	148,473	132,479
Total refinery production (bpd)	132,083	105,455
Total refinery throughput (bpd)(4)	133,653	107,495
Per barrel of throughput:
Refinery gross margin(5)	$12.46	$7.12
Gross profit(5)	$12.09	$6.93
Direct operating expenses(6)	$3.91	$3.94

(1)	Prior to our initial public offering in January 2006, we were not subject to federal or state income taxes due to our partnership structure. Our net cash provided by operating activities did not reflect any reduction for income tax payments, while net cash used by financing activities reflected distributions to our partners to pay income taxes. Starting in January 2006, we have incurred income taxes that will reduce net income and cash flows from operations, and we have ceased to make any such income tax-related distributions to our equity holders. In addition, we recorded additional income tax expense for the cumulative effect of recording our estimated net deferred tax liability in the amount of $21.3 million upon changing from a partnership to a corporate holding company structure. This estimated initial net deferred tax liability, which was recorded during the first quarter of 2006, was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. Primarily due to this change, our initial net deferred tax liability was reduced to $8.3 million, which was reflected as an adjustment to the provision for income taxes during the third quarter of 2006.

(2)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, write-off of unamortized loan fees, depreciation, amortization and maintenance turnaround expense. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income (loss)	$62,566	$(19,745)
Interest expense	309	1,088
Income tax expense	28,079	22,130
Amortization of loan fees	125	125
Write-off of unamortized loan fees	—	1,961
Depreciation and amortization	4,409	1,829
Maintenance turnaround expense	—	22,196

Adjusted EBITDA	$95,488	$29,584

(3)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(4)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(5)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refinery’s total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities. These derivatives are used to minimize fluctuations in earnings but are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. The following table reconciles gross profit to refinery gross margin for the periods presented:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per barrel
	amounts)
Net Sales	$994,019	$881,506
Cost of products sold (exclusive of depreciation and amortization)	844,177	812,603
Depreciation and amortization	4,409	1,829

Gross profit	145,433	67,074
Plus depreciation and amortization	4,409	1,829

Refinery gross margin	$149,842	$68,903

Refinery gross margin per refinery throughput barrel	$12.46	$7.12

Gross profit per refinery throughput barrel	$12.09	$6.93

(6)	Refinery direct operating expense per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

The following table sets forth our summary refining throughput and production data for the periods presented below:

	Three Months Ended
	March 31,
	2007	2006
Refinery throughput (bpd)
WTI crude oil	107,584	88,921
WTS crude oil	11,305	9,274
Other feedstocks/blendstocks	14,764	9,300

Total	133,653	107,495

Refinery product yields (bpd)
Gasoline	69,908	59,288
Diesel and jet fuel	52,895	38,968
Residuum	5,608	4,277
Other	3,672	2,922

Total	132,083	105,455

Three Months Ended March 31, 2007, Compared to the Three Months Ended March 31, 2006
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates or discounts and excise taxes. Net sales for the three months ended March 31, 2007, were $994.0 million, compared to $881.5 million for the three months ended March 31, 2006, an increase of $112.5 million, or 12.8%. This increase primarily resulted from higher sales volume. Our sales volume increased by 1.4 million barrels, or 11.8%, to 13.3 million barrels for the first quarter of 2007, compared to 11.9 million barrels for the first quarter of 2006, due to increased refinery production resulting from the expansion of our crude oil refining capacity in 2006 and a major maintenance turnaround performed during the first quarter of 2006. Our average sales price per barrel increased slightly from $73.93 for the first quarter of 2006 to $74.43 for the same period in 2007.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Cost of products sold was $844.2 million for the three months ended March 31, 2007, compared to $812.6 million for the three months ended March 31, 2006, an increase of $31.6 million, or 3.9%. This increase was primarily a result of increased refinery throughtput. Our average cost per barrel of crude oil for the first quarter of 2007 was $57.62, compared to $62.50 for the first quarter of 2006, a decrease of 7.8%. Total refinery throughput for the first quarter of 2007 increased by 2.3 million barrels to 12.0 million barrels compared to 9.7 million barrels for the first quarter of 2006. Refinery gross margin per throughput barrel increased from $7.12 in the first quarter of 2006 to $12.46 in the first quarter of 2007, reflecting improved industry crack spreads. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $12.09 and $6.93 for the three months ended March 31, 2007 and 2006, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes and environmental compliance costs. Direct operating expenses were $47.0 million for the three months ended March 31, 2007, compared to $38.1 million for the three months ended March 31, 2006, an increase of $8.9 million, or 23.4%. This increase primarily resulted from higher energy costs ($2.3 million), increased property tax expense ($2.2 million), increased personnel costs ($2.1 million) and higher routine maintenance costs ($1.9 million). The increases in the majority of these expense components are due to increased refinery throughput, costs associated with operating our new ultra low sulfur diesel unit that came on line in the second quarter of 2006, and the operations of the asphalt plant and terminals acquired in May 2006.

Direct operating expenses per throughput barrel were $3.91 for the first quarter of 2007, compared to $3.94 for the first quarter of 2006.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs and stock-based compensation. Selling, general and administrative expenses were $9.5 million for the three months ended March 31, 2007, compared to $6.5 million for the three months ended March 31, 2006, an increase of $3.0 million, or 46.2%. This increase primarily resulted from increased personnel costs ($2.3 million) and increased professional fees related to Sarbanes-Oxley readiness ($0.3 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. We performed a major maintenance turnaround during the first quarter of 2006 at a cost of $22.2 million with no comparable activity in 2007.
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2007, was $4.4 million, compared to $1.8 million for the three months ended March 31, 2006. The increase was due to the completion of various capital projects throughout 2006.
     Operating Income. Operating income was $88.9 million for the three months ended March 31, 2007, compared to $0.2 million for the three months ended March 31, 2006, an increase of $88.7 million. This increase is attributable primarily to increased refinery gross margins in the first quarter of 2007 compared to the first quarter of 2006.
     Interest Expense. Interest expense for the three months ended March 31, 2007 and 2006, was $0.3 million and $1.1 million, respectively. Our long-term debt was paid in full in January 2006 with a portion of the proceeds from our initial public offering. As a result, ongoing interest expense relates primarily to letter of credit fees associated with our revolving line of credit.
     Gain (Loss) from Derivative Activities. The net loss from derivative activities was $2.0 million for the three months ended March 31, 2007, compared to a net gain of $3.6 million for the three months ended March 31, 2006. The difference between the two periods was primarily attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. Using an effective tax rate of 31.0%, we recorded a provision for income taxes of $28.1 million for the quarter ended March 31, 2007. Our income tax provision for the quarter ended March 31, 2006 was $22.1 million. This provision included a one-time charge of $21.3 million to reflect our estimated initial deferred tax liability resulting from our change from a partnership to a corporate holding company structure on January 24, 2006.
     Net Income. We reported net income of $62.6 million for the three months ended March 31, 2007, representing $0.93 net income per share for the first quarter of 2007 on a weighted average dilutive shares outstanding of 67.4 million. For the first quarter of 2006, we reported a net loss of $19.7 million representing $0.32 net loss per share on a weighted average dilutive shares of 61.7 million. The first quarter 2006 net loss included turnaround expense of $22.2 million and a one-time provision of $21.3 million of income tax expense to reflect our initial deferred tax liability. The impact of this one-time provision reduced our diluted earnings per share by $0.35 for the three months ended March 31, 2006.

Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Cash flows provided by (used in) operating activities	$68,071	$(19,499)
Cash flows used in investing activities	(25,176)	(43,235)
Cash flows used in financing activities	(4,374)	(1,430)

Net increase (decrease) in cash and cash equivalents	$38,521	$(64,164)

Cash Flows Provided By (Used In) Operating Activities
     Net cash provided by operating activities for the three months ended March 31, 2007, was $68.1 million. The most significant provider of cash was our net income ($62.6 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as deferred income taxes ($2.4 million), depreciation and amortization ($4.4 million) and stock-based compensation ($3.8 million). These increases in cash were partially offset by a net cash outflow from the change in operating assets and liabilities ($3.3 million).
     Net cash used by operating activities for the three months ended March 31, 2006 was $19.5 million. The most significant uses of cash were a net cash outflow from changes in operating assets and liabilities ($28.7 million) and our net loss ($19.7 million). These decreases in cash were partially offset by increases in our cash flows from operating activities attributable to adjustments for non-cash items such as deferred income taxes ($22.1 million), stock-based compensation ($2.9 million), the write-off of unamortized loan fees ($2.0 million) and depreciation and amortization ($1.8 million).
Cash Flows Used In Investing Activities
     Net cash used in investing activities for the three months ended March 31, 2007 was $25.2 million, consisting of capital expenditures of $22.8 million and costs related to the potential Giant acquisition of $2.4 million. Total capital spending for the first quarter of 2007 included spending on the acid and sulfur gas facilities ($5.5 million), the flare gas recovery system ($4.9 million), tank and piping upgrades ($2.1 million), the hydrogen plant ($2.0 million), minor crude unit upgrades ($1.9 million), the low sulfur gasoline project ($1.6 million), as well as other small improvement and regulatory projects. Excluding the potential acquisition of Giant, we expect to spend approximately $128 million in capital expenditures for 2007.
     Net cash used in investing activities for the three months ended March 31, 2006 was $43.2 million, all relating to capital expenditures. Total capital spending in the first quarter of 2006 included spending on the ultra low sulfur diesel project ($13.7 million) and a related hydrogen plant ($4.5 million), the first phase of our crude oil capacity expansion project ($8.3 million), the acid and sulfur gas facilities ($3.9 million), as well as other small improvement and regulatory projects.
Cash Flows Used In Financing Activities
     Net cash used in financing activities for the three months ended March 31, 2007, was $4.4 million. Cash used in financing activities for the first quarter of 2007 included dividends paid ($2.7 million), and repurchases of common stock ($3.6 million) to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under our Long-Term Incentive Plan. Cash provided by financing activities included the excess tax benefit from stock-based compensation expense ($1.9 million).

     Net cash used in financing activities for the three months ended March 31, 2006 was $1.4 million. Cash provided by financing activities for the first quarter of 2006 included $295.6 million of net proceeds from our initial public offering less stock issuance costs, which were used for the debt repayment ($149.5 million) and capital distributions paid to the partners ($147.7 million) immediately prior to the consummation of our initial public offering.
Working Capital
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances and our existing revolving credit facility. We believe that our cash flows from operations and borrowings under our revolving credit facility will be sufficient to satisfy our expected cash needs associated with our existing operations over the next 12-month period. Our ability to generate sufficient cash flow from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I — Item 1A. “Risk Factors” in our 2006 Form 10-K.
     Working capital at March 31, 2007, was $314.9 million, consisting of $641.6 million in current assets and $326.7 million in current liabilities. Working capital at December 31, 2006, was $276.7 million, consisting of $620.7 million in current assets and $344.0 million in current liabilities. In addition, we had available borrowing capacity under our revolving credit facility of $88.5 million at March 31, 2007.
Indebtedness
     Revolving Credit Facility. In July 2005, Western Refining LP entered into the revolving credit facility with a group of banks led by Bank of America, N.A., which was amended and restated in January 2006 in connection with the closing of our initial public offering to add Western Refining, Inc. as a co-borrower and to lower the interest rates and fees charged on the facility. The revolving credit facility matures on July 28, 2010. The revolving credit facility is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $150 million (which can be expanded to $200 million), and provides for letters of credit and swing line loans. There was no debt outstanding under the revolving credit facility at March 31, 2007, and as of that date, we had availability of $88.5 million due to outstanding letters of credit. See “— Letters of Credit,” below. The revolving credit facility, secured by certain cash, accounts receivable and inventory, can be used for working capital and capital expenditures, certain permitted distributions and general corporate purposes. The revolving credit facility, as amended and restated in January 2006, provides for an initial quarterly commitment fee of 0.25% per annum, subject to adjustment based upon our consolidated leverage ratio, and letter of credit fees of 1.375% per annum payable quarterly, subject to adjustment based upon our consolidated leverage ratio. Borrowing rates are initially based on LIBOR plus 1.375%, subject to adjustment based upon our consolidated leverage ratio. Availability under the revolving credit facility is subject to the accuracy of representations and warranties and absence of a default. The revolving credit facility contains customary restrictive covenants, including limitations on debt, investments and dividends and financial covenants relating to minimum net worth, minimum interest coverage and maximum leverage. We were in compliance with these covenants at March 31, 2007. In addition, the revolving credit facility contains an event of default provision that will be triggered if the combined voting equity interests of the prior owners of Western Refining LP fall below 30% of the voting interests in Western Refining, Inc., or if Western Refining LP ceases to be a wholly-owned subsidiary of Western Refining, Inc.
     Future indebtedness due to potential acquisition of Giant Industries, Inc. On August 26, 2006, we entered into a definitive merger agreement with Giant Industries, Inc. under which we would acquire all of the outstanding shares of Giant. On November 12, 2006, the parties entered into an amendment to the merger agreement. If the transaction closes, we will acquire Giant’s common stock for $77.00 per share in cash. The transaction has been approved by the board of directors of both companies. On February 27, 2007, Giant’s shareholders voted to approve the transaction. On April 12, 2007, the FTC filed suit against Western and Giant in Federal District Court for the District of New Mexico seeking a temporary restraining order and preliminary Injunction. The associated hearing has been scheduled to begin on May 7, 2007. If we are successful and are allowed to close the transaction, it would be funded through a combination of cash on hand and $1.9 billion commitment from Bank of America consisting of up to a $1.4 billion secured term loan and a $500 million secured revolving credit facility.
     Following the closing of the potential merger, we will generate revenue from four different refineries as well as a diverse mix of complimentary retail and wholesale businesses. We expect the merger to be immediately accretive to our earnings per share excluding one-time transaction costs, and believe that our expected cash flows will be sufficient to fulfill the financing obligations incurred as a result of this transaction.
Letters of Credit
     Our revolving credit facility provides for the issuance of letters of credit. We issue letters of credit and cancel them on a monthly basis depending upon our need to secure crude oil purchases. At March 31, 2007, there were $61.5 million of irrevocable letters of credit outstanding, issued almost exclusively to crude oil suppliers.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels and seasonal conditions. As of March 31, 2007, we held approximately 3.7 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $39.23 per barrel. As of March 31, 2007, current cost exceeded the carrying value of LIFO costs by $88.5 million. We refer to this excess as our LIFO reserve.
     In accordance with SFAS No. 133, all commodity futures contracts are recorded at fair value and any changes in fair value between periods are recorded in the other income (expense) section as gain (loss) from derivative activities.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts or price swaps and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in gain (loss) from derivative activities at the end of each period. For the three months ended March 31, 2007, we had $2.0 million in net realized and unrealized losses accounted for using mark-to-market accounting.
     At March 31, 2007, we had open commodity derivative instruments consisting of price swaps on 1.5 million barrels of refined products, primarily to fix margins on refined product sales for future quarters in 2007. These open instruments had total unrealized net losses at March 31, 2007, of approximately $0.4 million.
     During the three months ended March 31, 2007, we did not have any derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of March 31, 2007, we did not have any outstanding debt; as such, there was not any variable interest rate risk.
Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Additionally, on November 22, 2006, Timothy Bisset filed a class action complaint in Arizona state court against Giant, its directors and us in connection with the merger. Mr. Bisset alleges that Giant and its directors breached their fiduciary duty in voting to amend the definitive merger agreement to provide for, among other things, a lower acquisition price of $77.00 per share. Mr. Bisset also alleges that we aided and abetted this breach of fiduciary duty. He also alleges that he and other public stockholders of Giant’s common stock are entitled to enjoin the proposed amended transaction or, alternatively, to recover damages in the event the transaction is completed. There can be no assurance that Mr. Bisset, will not seek injunctive relief to prevent the merger from taking place.
     On April 12, 2007, the FTC filed suit against Western and Giant in the Federal District Court for the District of New Mexico, or the Court, seeking a temporary restraining order, or TRO, and a preliminary injunction, or the Injunction. On April 13, 2007, after a hearing, the Court entered a TRO precluding Western and Giant from completing the merger pending a hearing on the Injunction which has been scheduled to begin May 7, 2007. The companies have announced they will continue to vigorously challenge the FTC’s claim that the merger is anti-competitive.
     If the merger has not been consummated by April 30, 2007, either Giant or Western may terminate the transaction unless their breach was the cause of the merger not being consummated by such date. Western has an escrow deposit in the amount of $25 million that was made in connection with the merger agreement and we have incurred $6.2 million in other costs related to the acquisition, both of which are classified as other assets, net of amortization in our balance sheet as of March 31, 2007.
     In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which it is a party will have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
     Our risk factors are described in detail in our 2006 Form 10-K under Part I — Item 1A. “Risk Factors.” The information presented below updates and should be read in conjunction with those risk factors and other forward-looking information presented in our 2006 Form 10-K.

Our pending acquisition of Giant Industries, Inc. may not be consummated.
     We may be unable to obtain the governmental and regulatory approvals necessary in order to consummate the Giant acquisition. The FTC has obtained a temporary restraining order and preliminary injunction in Federal district court to halt the merger pending an administrative trial on the merits of the transaction. We and Giant intend to challenge the FTC in court, but may not be successful in obtaining a ruling allowing us to consummate the merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of
			Shares Purchased	Maximum Number of
		Average Price	as Part of a	Shares that May Yet
	Total Number	Paid per Share	Publicly	Be Purchased Under
	of Shares	(Including	Announced	the Plans or
Period	Purchased	Commissions)	Program	Programs
January 1 to January 31, 2007 (1)	16,039	26.93	N/A	N/A
February 1 to February 28, 2007	—	—	N/A	N/A
March 1 to March 31, 2007 (1)	80,741	38.92	N/A	N/A

Total	96,780	36.93	N/A	N/A

(1)	These repurchases were in private transactions not on an exchange directly with employees of the Company to provide funds to satisfy payroll withholding taxes for such employees in connection with the vesting of restricted shares awarded under the Company’s Long-Term Incentive Plan. The repurchased shares are now held by the Company as treasury shares.

Item 6. Exhibits

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer and Treasurer	May 7, 2007
Gary R. Dalke	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.