Form 10-Q
period 2007-06-30
Western Refining, Inc.
filed 2007-08-14
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2007, there were 68,159,825 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Forward-Looking Statements
     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q relating to matters that are not historical fact, are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources, and other financial and operating information. Forward-looking statements also include those regarding growth in areas we do business, the anticipated impact of any recent accounting pronouncements or critical accounting policies and estimates, future expenditures and future contributions related to pension and postretirement obligations, the impact on our business of state and federal regulatory requirements, our ability to satisfy certain regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, the adequacy of our insurance to cover the costs of the remaining agreed to remediation activities at the southside of the El Paso refinery, projected costs to comply with the Environmental Protection Agency, or EPA, refinery initiative, our ability to comply with the Yorktown clean-up plan with EPA, the 2005 air settlement agreement with the New Mexico Environmental Department, or NMED for the Four Corners refineries, and the 2007 final administrative compliance order with NMED for the clean-up of the Bloomfield refinery, the amount of Federal Energy Regulatory Commission Reparations which may have to be repaid, the impact of the New Mexico methyl tertiary butyl ether litigation, the impact of the New Mexco “hot fuels” litigation, our ability to comply with the EPA’s low sulfur fuel requirements, the timing or completion of the acid and sulfur gas facilities at the El Paso refinery, annual commitments for services to E.I. du Pont de Nemours, or DuPont, for sulfuric acid regeneration and sulfur gas processing at the El Paso refinery, future operational or refinery efficiencies and cost savings, our ability to obtain additional pipeline capacity on the Kinder Morgan East Line, our ability to operate our crude oil transportation pipeline system and run the Four Corners refineries at increased rates, the ability of the Yorktown refinery to obtain cost-advantaged feedstocks, our ability to service the indebtedness incurred in connection with the Giant acquisition, our ability to recover costs from BP Corporation North America, Inc. and BP Products North America Inc., collectively BP, for the Yorktown refinery remediation costs, accretion and future throughput capacity, projections of financial strength and flexibility, future refinery utilization rates, future refining capacity, growth of our asset portfolio, improvement in our crude oil processing capability, our ability to increase our production of higher-value refined product, future amounts of sour and heavy crude processing, future costs of West Texas Sour, or WTS, crude oils compared to West Texas Intermediate, or WTI, crude oils, future cost of feedstocks, whether our refined products will continue to sell at a premium to those on the Gulf Coast, demand and seasonal demand for gasoline and diesel in our service areas, seasonal price fluctuations for refined products, the seasonality of operating results, our ability to mitigate the financial impact of planned downtime, timing of future maintenance turnarounds, projected capital expenditure amounts, the amount or sufficiency of future cash flows and earnings growth, and our ability to manage our inventory price exposure through commodity derivative instruments. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
     Forward-looking statements reflect our current expectations regarding future events, results, or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations, and cash flows.
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	changes in crack spreads;

ii

•	changes in the sweet/sour spread;

•	changes in the spread between WTI crude oil and Date Brent crude oil;

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects;

•	our ability to realize the synergies from the Giant acquisition;

•	our ability to manage the liabilities we assumed in connection with the Giant acquisition;

•	changes in the credit ratings assigned to our debt instruments;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, safety, and other laws, policies and regulations and enforcement initiatives;

•	operating hazards, natural disasters, casualty losses, and other matters beyond our control; and

•	other factors discussed in more detail under Part I — Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, or 2006 10-K, under Part II — Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and under Part II — Item 1A. “Risk Factors” of this report, which are incorporated herein by this reference.
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

iii

Part I
Financial Information
Item 1. Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$464,034	$263,165
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $0.9 million as of June 30, 2007	387,107	183,442
Inventories	433,239	160,152
Prepaid expenses	17,108	4,153
Other current assets	27,622	9,781

Total current assets	1,329,110	620,693
Property, plant, and equipment, net	1,693,717	255,877
Goodwill	249,556	—
Other assets, net of amortization	103,627	31,953

Total assets	$3,376,010	$908,523

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$527,368	$301,633
Accrued liabilities	140,825	36,547
Dividends payable	4,089	2,730
Current deferred income tax liability, net	44,471	3,075
Current portion of long-term debt	11,250	—

Total current liabilities	728,003	343,985

Long-term liabilities:
Long-term debt, net of current portion	1,412,475	—
Deferred income tax liability, net	419,502	17,401
Postretirement and other liabilities	78,748	25,536

Total long-term liabilities	1,910,725	42,937

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 67,626,229 and 67,107,725 shares issued, respectively	720	669
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	353,824	340,908
Retained earnings	404,512	193,813
Accumulated other comprehensive loss, net of tax	(8,550)	(8,738)
Treasury stock, 391,669 and 211,169 shares, respectively, at cost	(13,224)	(5,051)

Total stockholders’ equity	737,282	521,601

Total liabilities and equity	$3,376,010	$908,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$1,658,264	$1,156,482	$2,652,283	$2,037,988
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,311,274	973,830	2,155,451	1,786,433
Direct operating expenses (exclusive of depreciation and amortization)	76,098	43,907	123,125	82,008
Selling, general and administrative expenses	17,106	8,542	26,651	15,090
Maintenance turnaround expense	—	—	—	22,196
Depreciation and amortization	12,278	3,624	16,687	5,453

Total operating costs and expenses	1,416,756	1,029,903	2,321,914	1,911,180

Operating income	241,508	126,579	330,369	126,808
Other income (expense):
Interest income	5,970	2,195	10,175	3,896
Interest expense	(9,189)	(362)	(9,498)	(1,450)
Amortization of loan fees	(289)	(125)	(414)	(250)
Write-off of unamortized loan fees	—	—	—	(1,961)
Gain (loss) from derivative activities	(8,528)	(1,552)	(10,514)	2,077
Other income (expense)	(931)	(80)	(932)	(80)

Income before income taxes	228,541	126,655	319,186	129,040
Provision for income taxes	(73,590)	(40,151)	(101,669)	(62,281)

Net income	$154,951	$86,504	$217,517	$66,759

Net earnings per share:
Basic	$2.31	$1.30	$3.25	$1.04
Diluted	$2.29	$1.29	$3.22	$1.04

Weighted average common shares outstanding:
Basic	67,097	66,445	67,018	64,061
Diluted	67,598	66,935	67,506	64,306

Cash dividends declared per share	$0.06	$0.04	$0.10	$0.08
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$217,517	$66,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,687	5,453
Amortization of loan fees	414	250
Write-off of unamortized loan fees	—	1,961
Stock-based compensation expense	7,896	6,594
Deferred income taxes	6,440	29,513
Excess tax benefit from stock-based compensation	(5,071)	(361)
Changes in operating assets and liabilities:
Accounts receivable	15,714	(37,719)
Inventories	(17,874)	(55,891)
Prepaid expenses	2,644	755
Other assets	(5,886)	(2,255)
Deferred compensation payable	(298)	(27,950)
Accounts payable	(19,166)	67,347
Accrued liabilities	12,892	33,846
Postretirement and other long-term liabilities	(3,918)	(880)

Net cash provided by operating activities	227,991	87,422

Cash flows from investing activities:
Capital expenditures	(70,111)	(80,203)
Giant acquisition, net of cash acquired	(1,056,569)	—

Net cash used in investing activities	(1,126,680)	(80,203)

Cash flows from financing activities:
Additions to long-term debt	1,125,000	—
Payments on long-term debt	—	(149,500)
Deferred financing costs	(16,881)	—
Proceeds from sale of common stock	—	295,557
Dividends paid	(5,459)	(2,736)
Capital distributions paid to partners	—	(147,734)
Repurchases of common stock	(8,173)	(1,072)
Excess tax benefit from stock-based compensation	5,071	361
Other	—	608

Net cash provided by (used in) financing activities	1,099,558	(4,516)

Net increase in cash and cash equivalents	200,869	2,703
Cash and cash equivalents at beginning of period	263,165	180,831

Cash and cash equivalents at end of period	$464,034	$183,534

Supplemental Disclosures of Cash Flow Information Cash paid for:
Income taxes	$53,229	$—
Interest	7,772	1,489
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
1. Organization and Basis of Presentation
     The “Company” or “Western” may be used to refer to Western Refining, Inc. and, unless the context otherwise requires, its subsidiaries. Any references to the “Company” as of a date prior to September 16, 2005 (the date of Western Refining, Inc.’s formation) are to Western Refining Company, L.P. (“Western Refining LP”). On May 31, 2007, the Company completed the acquisition of Giant Industries, Inc. (“Giant”). Any references to the “Company” prior to this date exclude the operations of Giant. For more information on the acquisition of Giant, see Note 3 “Acquisition of Giant Industries, Inc.,” below.
     The Company, through its subsidiaries, is engaged in the business of refining crude oil into gasoline, diesel fuels, and other refined products, and selling its products, as well as refined products purchased from third parties, to various customers located in the Southwest region of the U.S., Northern Mexico, and on the East Coast, primarily in Virginia, Maryland and North Carolina. The Company operates four refineries, one on the East Coast and three in the Southwest region of the United States. In addition, the Company’s wholesale group distributes commercial wholesale petroleum products primarily in Arizona, New Mexico and Southern California. The Company markets a portion of its refined products through 156 of its service stations located in Arizona, New Mexico and Colorado.
     The Company’s operations include three business segments: the refining group; the wholesale group; and the retail group. See Note 4 “Segment Information” for a further discussion of our business segments.
     On January 24, 2006, the Company completed an initial public offering of 18,750,000 shares of its common stock. The initial public offering price was $17.00 per share. The net proceeds to the Company from the sale of its common stock were approximately $297.2 million, after deducting underwriting discounts and commissions. The Company also incurred approximately $1.7 million of other costs related to the initial public offering.
     The net proceeds from this offering were used to repay Western Refining LP’s $149.5 million of outstanding term loan debt; and to replenish cash that was used to fund a $147.7 million distribution to the partners of Western Refining LP immediately prior to the completion of the offering. Associated with the repayment of the outstanding term loan debt, the Company recorded a write-off of unamortized loan fees of $2.0 million in the first quarter of 2006.
     In connection with the initial public offering, the Company became the indirect owner of Western Refining LP and all of its refinery assets. This was accomplished by the Company issuing 47,692,900 shares of its common stock to certain entities controlled by its then majority stockholder in exchange for the membership and partner interests in the entities that owned Western Refining LP. Immediately following the completion of the offering, there were 66,443,000 shares of common stock outstanding, excluding any restricted shares issued.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, oxygenate is added to the gasoline in the Company’s service areas during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in the Southwest region of the United States is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes, and heating oil.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
expected for the year ended December 31, 2007.
     The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited financial statements of Western Refining, Inc. at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).
     The condensed consolidated financial statements include the accounts of Western Refining, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
2. Summary of Accounting Policies
     In addition to the accounting policies discussed in the Company’s 2006 Form 10-K, the following accounting policies have been updated as a result of the acquisition of Giant.
     Purchase Accounting. The Company accounted for the acquisition of Giant under the purchase method as required by Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”), with Western as the accounting acquirer. In accordance with the purchase method of accounting, the price paid by the Company for Giant was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the purchase price over fair value of the net assets acquired represents goodwill that will be allocated to the reporting units and subject to annual impairment testing.
     As of June 30, 2007, the Company performed a preliminary purchase price allocation for the acquisition of Giant on May 31, 2007. The estimated fair values of the assets acquired and liabilities assumed were based on internal estimates and are subject to change pending the completion of an independent appraisal and other evaluations that are currently expected to be completed by the end of 2007. Refer to Note 3 “Acquisition of Giant Industries, Inc.,” below, for a summary of the preliminary purchase price allocation. The difference between the purchase price and the preliminary fair value of net identifiable assets and liabilities was recorded as goodwill. Upon finalization of the purchase price allocation, any resulting goodwill will be allocated to our reporting units.
     Inventories. Crude oil, refined product, and other feedstock and blendstock inventories are carried at the lower of cost or market. Cost is determined principally under the last-in, first-out (“LIFO”) valuation method. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. The Company determines market value inventory adjustments by evaluating crude oil, refined products and other inventories on an aggregate basis by geographic region.
     Retail refined product (fuel) inventory values are determined using the first-in, first-out (“FIFO”) inventory valuation method. Retail merchandise inventory value is determined under the retail inventory method. Wholesale finished product inventories are determined using the FIFO inventory valuation method. Finished product inventories originate from either the Company’s refineries or from third-party purchases. Wholesale lubricant and related inventories are valued on the FIFO inventory valuation method.
     Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost less impairment write-offs. The Company tests goodwill for impairment at the reporting unit level annually. In addition, goodwill of that reporting unit is tested for impairment if any events and circumstances arise during a quarter that indicate goodwill of a reporting unit might be impaired. The Company has elected July 1 as its annual goodwill impairment test date for all of its reporting units. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize goodwill.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
     The Company applies SFAS No. 142 in determining the useful economic lives of intangible assets that are acquired. SFAS No. 142 requires the Company to amortize intangible assets, such as rights-of-ways, licenses and permits, over their economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s economic useful life is determined to be indefinite, then that asset is not amortized. The Company considers factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset when the intangible asset is acquired. The Company considers these same factors when reviewing the economic useful lives of our existing intangible assets as well. The Company reviews the economic useful lives of our intangible assets at least annually and accounts for impairment losses on intangible assets in accordance with SFAS No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets.”
     Environmental and Other Loss Contingencies. The Company records liabilities for loss contingencies, including environmental remediation costs, when such losses are probable and can be reasonably estimated. Environmental costs are expensed if they relate to an existing condition caused by past operations with no future economic benefit. Estimates of projected environmental costs are made based upon internal and third-party assessments of contamination, available remediation technology and environmental regulations. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties.
     With the exception of certain environmental obligations related to the Yorktown refinery assumed in the acquisition of Giant, environmental obligations are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than other, the lower end of the range is used. Possible recoveries of some of these costs from other parties are not recognized in the condensed consolidated financial statements until they become probable. Legal costs associated with environmental remediation, as defined in Statement of Position 96-1 “Environmental Remediation Liabilities,” are included as part of the estimated liability.
     Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Reclassifications. Certain amounts in the prior period’s financial statements have been reclassified to conform to the current presentation.
     Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) published SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 is intended to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definition of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. The Company is

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
evaluating the impact, if any, that SFAS No. 157 will have on its financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected be recorded in net income. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company on January 1, 2008, and retrospective application is not permitted. Should the Company elect to apply the fair value option to any eligible items that exist at January 1, 2008, the effect of the first remeasurement to fair value would be reported as a cumulative effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the potential impact of this statement on our financial position or results of operations.
     At its June 27, 2007 meeting, the Emerging Issues Task Force (“EITF”) ratified the consensus reached on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF Issue No. 06-11”), that a realized income tax benefit from dividends or dividend equivalents that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF Issue No. 06-11 is effective for share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The Company currently is evaluating the potential impact of this statement on our financial position or results of operations.
3. Acquisition of Giant Industries, Inc.
     On May 31, 2007, the Company completed the acquisition of Giant. Under the terms of the merger agreement, Western acquired 100% of Giant’s 14,639,312 shares outstanding for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In addition, in connection with the acquisition, the Company borrowed an additional $275.0 million on July 5, 2007, when it retired Giant’s 8% and 11% Senior Subordinated Notes. See Note 10 “Long-term Debt,” below.
     Giant’s operations include three crude oil refineries, a crude oil transportation and gathering pipeline system, two finished products distribution terminals, a fleet of crude oil and finished product truck transports, a chain of retail service station/convenience stores, and wholesale petroleum products distribution facilities. As a result of the acquisition of Giant, the Company has diversified its operations and has provided flexibility for future growth initiatives.
     A preliminary purchase price allocation has been performed based on estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The final purchase price allocation is pending the completion of an independent appraisal and other evaluations that are currently expected to be completed by the end of 2007. The purchase price and the preliminary purchase price allocation as of May 31, 2007 were as follows (in thousands):

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Cash consideration of $77.00 for each common share outstanding of Giant	$1,127,227
Transaction costs	21,576

Total purchase price	$1,148,803

Net working capital	$187,332
Property, plant, and equipment	1,384,147
Intangible assets	67,653
Goodwill	249,556
Other assets	12,173
Long-term debt assumed	(298,725)
Deferred income taxes (non-current)	(395,792)
Other liabilities	(57,541)

Total purchase price	$1,148,803

     The Company believes that the Giant acquisition resulted in recognition of goodwill primarily due to Giant’s industry position, management strength, and business growth potential.
     The condensed consolidated statements of operations include the results of Giant’s operations beginning on June 1, 2007. The following unaudited pro forma information assumes that (i) the acquisition of Giant occurred on January 1, 2006, (ii) $1,125.0 million was borrowed to fund the Giant acquisition on January 1, 2006 and $50.0 million of existing Giant revolving credit debt was repaid on that date, (iii) depreciation and amortization expense was greater beginning January 1, 2006, for the increased estimated fair values of assets acquired as of that date, and (iv) income tax expense was less as a result of the increased depreciation, amortization, and interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(In thousands)
Net sales	$2,338,200	$2,060,311	$4,138,366	$3,617,220
Operating income	230,938	200,211	328,393	174,963
Net income	131,083	118,019	182,943	67,872

Basic earnings per share	$1.95	$1.78	$2.73	$1.06
Diluted earnings per share	1.94	1.76	2.71	1.06
     The unaudited pro forma amounts presented in the table above are for informational purposes only and are not intended to be indicative of the results that actually would have occurred. Actual results could have differed significantly had the Company owned Giant for the periods presented. The unaudited pro forma financial information also is not necessarily indicative of the results of future operations.
     The pro forma results of operations for the three and six months ended June 30, 2007 include charges totaling $28.9 million related to certain change of control and severance payments made to Giant employees and $33.4 million related to estimated remediation costs associated with the Yorktown refinery. See Note 18 “Contingencies” for more information on the environmental matters.
4. Segment Information
     The Company is organized into three operating segments based on manufacturing and marketing criteria and the nature of their products and services, their production processes, and their type of customers. These segments are

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
the refining group, the wholesale group, and the retail group. A description of each segment and its principal products follows:
     Refining Group. The Company’s refining group operates four refineries: one in El Paso, Texas (El Paso refinery), two in the Four Corners area of New Mexico (Gallup and Bloomfield refineries), and one in Yorktown, Virginia (Yorktown refinery). It also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, two finished products distribution terminals, four asphalt distribution terminals and a fleet of crude oil and finished product trucks. The four refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. The Company also acquires finished products through exchange agreements and from various third-party suppliers. The Company sells these products through its own service stations, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. The Company purchases crude oil, other feedstocks, and blending components from various suppliers.
     Retail Group. The Company’s retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s refining group or wholesale group supply the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and food products from various suppliers. At June 30, 2007, the Company’s retail group operated 156 service stations with convenience stores or kiosks located in Arizona, New Mexico and Colorado.
     Wholesale Group. The Company’s wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, New Mexico and Southern California. The Company’s wholesale group purchases petroleum fuels and lubricants from suppliers and from the refining group.
     Other. Operations that are not included in any of the three segments mentioned above are included in the category “Other”. These operations consist primarily of corporate staff operations.
     Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold, direct operating expenses, selling, general and administrative expenses, maintenance turnaround expense, and depreciation and amortization. Cost of products sold reflects current costs adjusted, where appropriate, for LIFO and lower of cost or market inventory adjustments.
     The total assets of each segment consist primarily of cash and cash equivalents, net property, plant and equipment, inventories, net accounts receivable, and other assets directly associated with the segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents, various accounts receivable, net property, plant and equipment, and other long-term assets.
     Disclosures regarding the Company’s reportable segments with a reconciliation to consolidated totals for the three and six months ended June 30, 2007 and 2006, are presented below. Prior to May 31, 2007, the Company operated as one business segment and all sales were derived from external customers. Financial information for 2007 includes the operations of Giant for the month of June 2007 only.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

	For the Three Months Ended June 30, 2007
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,469,072	$65,352	$123,840	$—	$1,658,264
Intersegment revenues (1)	142,980	3,174	21,911	—	—
Depreciation and amortization	11,521	486	221	50	12,278
Capital expenditures	45,988	573	253	514	47,328

Operating income	248,999	2,310	1,813	(11,614)	241,508
Other income (expense), net					(12,967)

Income before income taxes					$228,541

(1)	Intersegment revenues of $168.1 million have been eliminated in consolidation.

	For the Six Months Ended June 30, 2007
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,463,091	$65,352	$123,840	$—	$2,652,283
Intersegment revenues (1)	142,980	3,174	21,911	—	—
Depreciation and amortization	15,930	486	221	50	16,687
Capital expenditures	68,771	573	253	514	70,111

Operating income	345,435	2,310	1,813	(19,189)	330,369
Other income (expense), net					(11,183)

Income before income taxes					$319,186

Total assets, excluding goodwill, at June 30, 2007	$2,314,288	$149,910	$189,844	$472,412	$3,126,454

Goodwill					249,556

Total assets at June 30, 2007					$3,376,010

(1)	Intersegment revenues of $168.1 million have been eliminated in consolidation.

	For the Three Months Ended June 30, 2006
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,156,482	$—	$—	$—	$1,156,482
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	3,624	—	—	—	3,624
Capital expenditures	36,968	—	—	—	36,968

Operating income	133,151	—	—	(6,572)	126,579
Other income (expense), net					76

Income before income taxes					$126,655

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

	For the Six Months Ended June 30, 2006
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,037,988	$—	$—	$—	$2,037,988
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	5,453	—	—	—	5,453
Capital expenditures	80,203	—	—	—	80,203

Operating income	138,273	—	—	(11,465)	126,808
Other income (expense), net					2,232

Income before income taxes					$129,040

Total assets at June 30, 2006	$638,806	$—	$—	$174,936	$813,742

5. Inventories
     Inventories were as follows as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(In thousands)
Refined products	$208,373	$66,772
Crude oil and other raw materials	199,726	93,380
Lubricants	14,206	—
Convenience store merchandise	10,934	—

Inventories	$433,239	$160,152

     The Company determines market value inventory adjustments by evaluating crude oil and refined products inventory on an aggregate basis by geographic region using primarily the LIFO valuation method. The Company estimates the interim LIFO reserve based on the expected year-end inventory volumes due to fluctuations in inventory. The excess of the current cost of inventories over LIFO cost was $118.2 million at June 30, 2007, and $82.5 million at December 31, 2006. LIFO cost per barrel of the Company’s refined products and crude oil and other raw materials inventories as of June 30, 2007 and December 31, 2006 is shown below:

	June 30, 2007			December 31, 2006
		(In thousands, except cost per barrel)
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
Refined products (1)	3,310	$208,373	$62.95	1,500	$66,772	$44.51
Crude oil and other raw materials (2)	4,043	199,726	49.40	2,398	93,380	38.94

	7,353	$408,099	55.50	3,898	$160,152	41.09

(1)	Balance as of June 30, 2007, includes 1.87 million barrels from the refineries acquired from Giant.

(2)	Balance as of June 30, 2007, Includes 1.86 million barrels from the refineries acquired from Giant.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
6. Property, Plant, and Equipment
     The balances of the Company’s fixed assets as of June 30, 2007 include the fair values of the assets acquired from Giant based on a preliminary valuation. The final fixed asset valuation is pending the completion of an independent appraisal that is currently expected to be completed by the end of 2007.

	As of	As of
	June 30,	December 31,
	2007	2006
	(In thousands)
Refinery facilities and related equipment	$1,333,967	$206,799
Pipelines, terminals and transportation equipment	32,140	11,445
Retail and wholesale facilities and related equipment	131,116	—
Other	10,527	13
Construction in progress	229,948	64,952

	1,737,698	283,209
Less accumulated depreciation	(43,981)	(27,332)

Property, plant and equipment, net	$1,693,717	$255,877

     The estimated useful lives of depreciable assets, used to determine depreciation expense, based on a preliminary valuation of the acquired Giant assets, were as follows:

Refinery facilities and related equipment	3 – 20 years
Pipelines, terminals and transportation equipment	7 – 30 years
Wholesale facilities and related equipment	3 – 20 years
Retail facilities and related equipment	3 – 30 years
Other	2 – 15 years
     The Company capitalized $0.5 million of interest expense for the three and six months ended June 30, 2007. No interest was capitalized for the three months ended June 30, 2006 and less than $0.1 million was capitalized for the six months ended June 30, 2006.
7. Asset Retirement Obligations
     In conjunction with the Giant acquisition, the Company assumed asset retirement obligations (“ARO”) related to the prior operations of Giant. The Company accounts for its AROs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). The estimated fair value of the ARO is based on the estimated current cost escalated to an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until the Company settles the liability. The legally restricted assets that are set aside for purposes of settling ARO liabilities were $0.4 million as of June 30, 2007 and are included in “Other Assets” in the Company’s condensed consolidated balance sheet. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.
     The Company has identified the following ARO’s:
     Landfills. Pursuant to Virginia law, the two solid waste management facilities at the Company’s Yorktown refinery must satisfy closure and post-closure care and financial responsibility requirements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
     Crude Pipelines. The Company’s right-of-way agreements generally require that pipeline properties be returned to their original condition when the agreements are no longer in effect. This means that the pipeline surface facilities must be dismantled and removed and certain site reclamation performed. The Company does not believe these right-of-way agreements will require it to remove the underground pipe upon taking the pipeline permanently out-of-service. Regulatory requirements, however, may mandate that such out-of-service underground pipe be purged.
     Storage Tanks. The Company has a legal obligation under applicable law to remove or close in place certain underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, the Company has also committed to restore the leased property to its original condition.
     Other. The Company also identified certain refinery piping and heaters as a conditional ARO, since it has the legal obligation to properly remove or dispose of materials that contain asbestos that surround certain refinery piping and heaters.
     The following table reconciles the beginning and ending aggregate carrying amount of the Company’s AROs for the six months ended June 30, 2007:

June 30,
2007
(In thousands)
Liability at beginning of year	$—
Liabilities assumed	2,844
Liabilities settled	—
Accretion expense	19

Liability at end of period	$2,863

8. Goodwill and Other Intangible Assets
     The Company had goodwill of $249.6 million at June 30, 2007, and no goodwill at December 31, 2006. The change in the carrying amount of goodwill for the six months ended June 30, 2007 was due exclusively to the additions related to the Giant acquisition and is based on a preliminary purchase price allocation. This goodwill is not deductible for income tax reporting purposes.
     In our preliminary purchase price allocation, we have identified other intangible assets related to rights-of-way, customer relationships, paid-up technology, licenses and permits, and trademarks and trade names totaling $67.7 million. We have not yet completed our estimate of useful lives or fair values of the respective assets.
     Intangible asset amortization expense for the three and six months ended June 30, 2007 was approximately $0.3 million, based upon preliminary estimates of useful lives ranging from 12 to 20 years. Intangible asset amortization for the three and six months ended June 30, 2006 was not significant. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years based on our preliminary purchase price allocation is as follows (in thousands):

2007 Remainder	$1,883
2008 — 2012 (annually)	3,768

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
9. Other Assets, Net of Amortization
     Other assets, net of amortization, consisted of the following as of June 30, 2007 and December 31, 2006:

	As of	As of
	June 30,	December 31,
	2007	2006
	(In thousands)
Escrow deposit and costs relating to the Giant acquisition	$—	$29,344
Intangible assets, other than goodwill	68,192	807
Unamortized loan fees	18,269	1,802
Other	17,166	—

Other assets, net of amortization	$103,627	$31,953

10. Long-Term Debt
     The Company’s long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Term Loan	$1,125,000	$—
2007 Revolving Credit Agreement	—	—
11% Senior Subordinated Notes, due 2012 (1)	137,475	—
8% Senior Subordinated Notes, due 2014 (1)	161,250	—

Total Long-Term Debt	1,423,725	—
Current portion of long-term debt	(11,250)	—

Long-term debt, net of current portion	$1,412,475	$—

(1)	Represents the fair value including their related call premium as of May 31, 2007. The face value of the Senior Subordinated Notes was $130.0 million and $150.0 million for the 11% and 8% Senior Subordinated Notes, respectively, as of June 30, 2007.
     Term Loan Credit Agreement. On May 31, 2007, in connection with the acquisition of Giant, the Company entered into a Term Loan Credit Agreement (“Term Loan Agreement”) with a group of banks. The Term Loan Agreement has a maturity date of May 30, 2014. The Term Loan Agreement provides for loans of up to $1,400 million, of which $1,125.0 million was borrowed on May 31, 2007 to fund the acquisition, and $275.0 million was borrowed on July 5, 2007 to pay off Giant’s 11% Senior Subordinated Notes and 8% Senior Subordinated Notes (together the “Senior Subordinated Notes”). The Term Loan Agreement provides for principal payments of 0.25% of the original principal amount of the loan on a quarterly basis.
     The Company may request increases in the borrowing capacity under the Term Loan Agreement by an amount which, when taken together with all similarly requested increases in the borrowing capacity under the Revolving Credit Agreement discussed below, does not exceed $300 million.
     The Term Loan Agreement, which is secured by the Company’s fixed assets, including its refineries, can be used to finance the merger and for related transaction expenses. The Term Loan Agreement provides for a commitment fee of 0.75% per annum on the unused portion. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.75%. The annual interest rate at June 30, 2007, was 7.1%. The Term Loan Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
covenants relating to minimum interest coverage and maximum leverage. The Company was in compliance with these covenants as of June 30, 2007.
     2007 Revolving Credit Agreement. On May 31, 2007, the Company also entered into a Revolving Credit Agreement (the “2007 Revolving Credit Agreement”) with a group of banks. The Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $500 million, and provides for letters of credit and swing line loans.
     As of June 30, 2007, the Company had net availability of $165.6 million due to $108.6 million in letters of credit outstanding and the available collateral. Under the terms of the 2007 Revolving Credit Agreement, availability was limited until Giant’s Senior Subordinated Notes were retired. These Notes were retired on July 5, 2007. If they had been retired as of June 30, 2007, the net availability would have been $391.4 million instead of $165.6 million.
     The Company may request increases in the borrowing capacity under the 2007 Revolving Credit Agreement by an amount which, when taken together with all similarly requested increases in the borrowing capacity under the Term Loan Agreement, does not exceed $300 million. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of the Company and its subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes.
     The 2007 Revolving Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum, subject to adjustment based upon the Company’s consolidated leverage ratio, and letter of credit fees ranging from 1.25% to 2.00% per annum payable quarterly, subject to adjustment based upon the Company’s consolidated leverage ratio. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.25% to 2.00%, subject to adjustment based upon the Company’s consolidated leverage ratio. Borrowing rates are initially based on LIBOR plus 1.50%, subject to adjustment based on the leverage ratio. Availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. The 2007 Revolving Credit Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage.
     Senior Subordinated Notes. In connection with the Giant acquisition, the Company assumed debt obligations for $280.0 million (at face value) related to Giant’s 11% Senior Subordinated Notes due on 2012 and 8% Senior Subordinated Notes due on 2014. These debt obligations were recorded at fair value of $298.7 million as of May 31, 2007. On July 5, 2007, the Company borrowed $275.0 million under the Term Loan Agreement to call and pay off these notes. See “Term Loan Credit Agreement” above.
     2005 Revolving Credit Facility. In July 2005, Western Refining LP entered into a revolving credit facility with a group of banks (the “2005 Revolving Credit Facility”), which was amended and restated in January 2006 in connection with the closing of the Company’s initial public offering to add Western Refining, Inc. as a co-borrower and to lower the interest rates and fees charged on the facility. As a result of entering into the 2007 Credit Agreement and Term Loan Agreement described above, the Company terminated the 2005 Revolving Credit Facility.
     Guarantees. The Term Loan Agreement and the 2007 Revolving Credit Agreement (together the “Agreements”), and the Senior Subordinated Notes are guaranteed, on a joint and several basis, by all subsidiaries of Western Refining, Inc. The guarantee related to the Senior Subordinated Notes terminated on July 5, 2007 concurrent with the payoff of the debt on that date. The guarantees related to the term loan and the revolving credit facility remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to amounts outstanding at any given time and due and payable under the respective agreements. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
     As it relates to the guarantees of the Senior Subordinated Notes, separate financial statements of our subsidiaries are not included herein because the aggregate assets, liabilities, earnings, and equity of the subsidiaries are substantially equivalent to our assets, liabilities, earnings, and equity on a consolidated basis; the subsidiaries are jointly and severally liable for the repayment of the Senior Subordinated Notes; and the separate financial statements and other disclosures concerning the subsidiaries are not deemed by us to be material to investors.
Letters of Credit
     The 2007 Revolving Credit Agreement provides for the issuance of letters of credit. The Company obtains letters of credit and cancels them on a monthly basis depending upon its need to secure crude oil purchases. At June 30, 2007, there were $108.6 million of irrevocable letters of credit outstanding, issued almost exclusively to crude oil suppliers.
11. Income Taxes
     As a consequence of the initial public offering in January 2006 and the related change in corporate structure, the Company was required to recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. In connection with the change to a corporate holding company structure immediately prior to the closing of the initial public offering, the Company recorded income tax expense of $21.3 million for the cumulative effect of recording its estimated net deferred tax liability. The impact of recording the estimated net deferred tax liability decreased diluted earnings per share by $0.33 for the six months ended June 30, 2006. This initial estimated net deferred tax liability was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. Primarily due to this change, the Company’s initial net deferred tax liability was reduced to $8.3 million, which was reflected as an adjustment to the provision for income taxes during the third quarter of 2006.
     The effective tax rate for the three and six months ended June 30, 2007 was 32.2% and 31.9%, respectively, as compared to the Company’s statutory tax rate of 35.7%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the manufacturing activities deduction.
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. As of January 1, 2007, the Company did not believe it had any tax positions that met this criteria. As a result, no amounts were recognized in the liability for unrecognized tax benefits and its effective tax rate was not impacted by the adoption of FIN 48. The Company did not adjust the opening balance of retained earnings as of January 1, 2007.
     As a result of the Giant acquisition on May 31, 2007, the Company recorded a liability of $4.3 million, including interest and penalties of $0.3 million, for unrecognized tax benefits, of which $0.5 million would affect the Company’s effective tax rate if recognized. As of June 30, 2007, the Company had accrued $0.3 million in its condensed consolidated balance sheet for interests and penalties. In addition, the Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits may significantly change within the next twelve months.
     The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. The Company recognized $9,000 for the three and six months ended June 30, 2007, in its condensed consolidated statement of operations for interest and penalties related to uncertain tax positions. The tax

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
years 2003-2006 remain open to examination by the major tax jurisdictions to which the Company is subject.
     In May 2006, the State of Texas enacted a new business tax to replace the State’s current franchise tax regime. The new tax is imposed on the Company’s gross margin. The new legislation’s effective date is January 1, 2008, which means that the Company’s first Texas Margins Tax (“TMT”) return will not become due until May 15, 2008, and will be based on its 2007 operations. Although the new TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of the tax make it similar to an income tax. The impact of the TMT is reflected in the Company’s effective tax rate for the three and six months ended June 30, 2007. In accordance with the guidance provided in SFAS No. 109, Accounting for Income Taxes, the Company has considered and will continue to account for the impact of the newly-enacted legislation in the determination of its state income tax liability.
12. Retirement Plans
     In December 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment to FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Under SFAS No. 158, a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to its financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.
Pension Plans
     The components of the net periodic benefit cost associated with the Company’s pension plans for certain El Paso and Yorktown refinery employees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Net periodic benefit cost includes:
Service cost	$712	$755	$1,276	$1,510
Interest cost	531	230	968	459
Expected return on assets	(211)	(75)	(361)	(149)
Amortization of net loss	202	65	404	130

Net periodic benefit cost	$1,234	$975	$2,287	$1,950

     Amortization of the net actuarial loss, net of tax, recorded in other comprehensive income for the three and six months ended June 30, 2007 was $0.1 million and $0.2 million, respectively. Total comprehensive income for the three and six months ended June 30, 2007 was $155.0 million and $217.7 million, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
Postretirement Benefits
     The components of net periodic benefit cost associated with the Company’s postretirement medical benefit plan for certain El Paso and Yorktown refinery employees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Net periodic benefit cost includes:
Service cost	$38	$12	$51	$24
Interest cost	55	19	81	38
Amortization of net gain	—	(2)	—	(3)

Net periodic benefit cost	$93	$29	$132	$59

     In connection with the Giant acquisition, the Company became the plan sponsor for one additional pension plan and one additional postretirement benefit plan. Prior to May 31, 2007, Giant had not made any contributions to its pension plan during 2007. At May 31, 2007, the unfunded liability of Giant’s pension plan was $10.6 million and the postretirement benefit obligation was $5.5 million.
     The Company contributed $3.9 million for the pension plan covering certain El Paso refinery employees in January 2007. The Company does not intend to make any additional contributions in 2007 to this plan. The Company expects to contribute $3.3 million to the Company’s pension plan for the Yorktown refinery in the third quarter of 2007. The Company is not required to fund the postretirement medical plan for either the El Paso refinery or the Yorktown refinery on an annual basis.
13. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil and refined product forward contracts to facilitate the supply of crude oil to the refineries and the sale of refined products. During the six months ended June 30, 2007, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil and refined products, which qualify as normal purchases and normal sales that are exempt from SFAS No. 133. At June 30, 2007, the Company had $0.4 million in net forward, fixed-price contracts to purchase crude oil and did not have any significant net forward, fixed-price contracts to sell crude oil. At December 31, 2006, the net forward, fixed-price contracts to purchase crude oil were $0.4 million and to sell crude oil were $0.1 million.
     The Company also uses crude oil and refined products futures or swap contracts to mitigate the change in value of volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and no other cash payments are made. The contract fair value is reflected on the balance sheet and the related net gain or loss is recorded as a gain (loss) from derivative activities in the statement of operations. Various third-party sources are used to determine fair values for the purpose of marking to market the derivative instruments at each period end. The fair value of the outstanding contracts at June 30, 2007, was a net unrealized gain of $0.3 million, of which $1.9 million was in current assets and $1.6 million was in current liabilities. At December 31, 2006, the fair value of the outstanding contracts was a net unrealized gain of $1.4 million, of which $2.1 million was in current assets and $0.7 million was in current liabilities. The Company realized a $8.5 million and $1.6 million loss for the three months ended June 30, 2007 and 2006, respectively; and $10.5 million loss and $2.1 million gain for the six months ended June 30, 2007 and 2006, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
14. Stock-Based Compensation
     In January 2006, 1,772,041 shares of restricted stock having an aggregate fair value of $30.1 million at the measurement date were granted to employees of Western Refining LP that participated in a deferred compensation plan prior to the initial public offering. The vesting of such restricted shares will occur over a two-year period. Additional shares of restricted stock have been granted to other employees and outside directors of the Company. These shares generally vest over a three-year period. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. The fair value of each share of restricted stock awarded was measured based on the market price as of the measurement date and will be amortized on a straight-line basis over the respective vesting periods.
     Using a forfeiture rate of 0%, the Company recorded compensation expense of $4.1 million for the three months ended June 30, 2007, of which $0.3 million was included in direct operating expenses and $3.8 million in selling, general and administrative expenses. The tax benefit related to these expenses was $1.5 million for the three months ended June 30, 2007, using a statutory rate of 35.7%. The aggregate fair value at the grant date of the shares vested during the three months ended June 30, 2007, was $4.0 million. The related aggregate intrinsic value of these shares was $12.8 million at the vesting date. For the three months ended June 30, 2006, stock-based compensation expense was $3.7 million and was included in selling, general and administrative expense with a related tax benefit of $1.3 million. No expense was capitalized in either period.
     Using a forfeiture rate of 0%, the Company recorded compensation expense of $7.9 million for the six months ended June 30, 2007, of which $0.5 million was included in direct operating expenses and $7.4 million in selling, general and administrative expenses. The tax benefit related to these expenses was $2.8 million for the six months ended June 30, 2007, using a statutory rate of 35.7%. The aggregate fair value at the grant date of the shares that vested during the six months ended June 30, 2007, was $8.9 million. The related aggregate intrinsic value of these shares was $23.1 million at the vesting date. For the six months ended June 30, 2006, stock-based compensation expense was $6.6 million and was included in selling, general and administrative expense with a related tax benefit of $2.4 million. No expense was capitalized in either period.
     As of June 30, 2007, there were 922,232 shares of restricted stock outstanding with an aggregate fair value at grant date of $17.8 million and an aggregate intrinsic value of $53.3 million as of June 30, 2007. The compensation cost of nonvested awards not recognized as of June 30, 2007, was $15.9 million, which will be recognized over a weighted average period of approximately 1.3 years. The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2007:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2006	1,349,009	$17.34
Awards granted	64,152	30.14
Awards vested	(284,680)	17.27
Awards forfeited	—	—

Nonvested at March 31, 2007	1,128,481	18.09
Awards granted	27,575	51.67
Awards vested	(233,824)	17.06
Awards forfeited	—	—

Nonvested at June 30, 2007	922,232	19.35

     The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of June 30, 2007, there were 2,894,539 shares of common stock reserved for future grants under this plan.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
15. Stockholders’ Equity
     On January 24, 2006, the Company completed an initial public offering of 18,750,000 shares of its common stock at an aggregate offering price of $318.8 million. The Company received approximately $297.2 million in net proceeds from the initial public offering. See Note 1, “Organization and Basis of Presentation.”
     During the three and six months ended June 30, 2007, the Company repurchased 83,720 and 180,500 shares, respectively, of its common stock at an aggregate cost of $4.6 million and $8.2 million, respectively. These repurchases, which were recorded as treasury stock, were made to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.
     On May 15, 2007, the Company announced its quarterly cash dividend of $0.06 per share on its common stock. The dividend was paid on July 25, 2007, to stockholders of record at the close of business on July 2, 2007. The total cash required for the dividend declared was $4.1 million and was reflected as “Dividends Payable” on the balance sheet as of June 30, 2007.
16. Earnings Per Share
     The Company uses the treasury stock method to determine the amount of fully diluted shares outstanding. The computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 is presented below:

	Three Months Ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$154,951	67,096,982	$2.31	$86,504	66,445,098	$1.30

Effect of dilutive securities:
Unvested restricted stock	—	501,291		—	489,512

Diluted earning per share:
Net income	$154,951	67,598,273	$2.29	$86,504	66,934,610	$1.29

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

	Six Months Ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$217,517	67,018,345	$3.25	$66,759	64,061,459	$1.04

Effect of dilutive securities:
Unvested restricted stock	—	487,603		—	245,001

Diluted earning per share:
Net income	$217,517	67,505,948	$3.22	$66,759	64,306,460	$1.04

17. Related Party Transactions
     On October 3, 2006, the Company entered into a new non-exclusive aircraft lease with an entity controlled by the Company’s major stockholder. The lease may be terminated by either party at any time. The hourly rental payment will be $1,775 per flight hour and the Company is responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company will be reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company has a policy requiring that the officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. The Company believes that it leases the aircraft on terms no less favorable to it than would be obtained from an unaffiliated third party.
     On December 13, 2004, the Company entered into a non-exclusive aircraft lease agreement with a related party controlled by the Company’s majority stockholder. Pursuant to the lease agreement, an aircraft can be leased by the Company at a rate of $600 per flight hour. In addition, the Company is responsible for all operating and maintenance costs associated with its use of the aircraft. The Company has a policy requiring that certain officers of the Company deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for personal use of the aircraft. The officers reimburse the Company for personal use of the aircraft pursuant to a time sharing agreement. The aircraft was sold on December 4, 2006, and the lease agreement was terminated. The Company believes that it leased the aircraft on terms no less favorable to it than would be obtained from an unaffiliated third party. The following table summarizes the total costs incurred for the lease of both aircrafts for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Lease payments	$176	$62	$369	$134
Operating and maintenance expenses	301	223	661	434
Reimbursed by officers	(131)	(140)	(300)	(196)

Total costs	$346	$145	$730	$372

     The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004. Sales to Transmountain, at market-based rates, totaled $15.2 million and $28.8 million for the three and six months ended June 30, 2007, respectively. Total accounts receivable due from Transmountain were $2.0 million as of June 30, 2007. Total sales to Transmountain were $17.9 million and

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
$37.4 million for the three and six months ended June 30, 2006, respectively. At December 31, 2006, total accounts receivable due from Transmountain were $1.4 million.
     The Company has entered into a lease agreement with Transmountain, whereby Transmountain leases certain office space from the Company at a market-based rate. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The monthly base rental starts at $6,800, subject to adjustment at the end of the first five-year period based upon the change in the Consumer Price Index. Rental payments received from Transmountain were $13,600 and $20,400 for the three months ended June 30, 2007 and 2006, respectively. Rental payments received from Transmountain were $40,800 for the six months ended June 30, 2007 and 2006.
     In connection with the Company’s initial public offering, it assumed the obligations of one of the partners of Western Refining LP under an equity appreciation rights plan. The Company terminated such plan in exchange for a cash payment of $28.0 million to the participants in such plan immediately prior to the consummation of the offering. In addition, the Company granted such participants 1,772,041 restricted shares of its common stock, which will vest ratably each quarter for two years. The fair market value of the restricted stock, determined at the date of grant, will be amortized over the vesting period as stock-based compensation expense included in selling, general and administrative expenses. See Note 14 “Stock-Based Compensation.”
18. Contingencies
Environmental matters
     Like other petroleum refiners, the Company’s operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company’s policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.
     As a result of the Giant acquisition, the Company assumed environmental liabilities from the Yorktown, Gallup, and Bloomfield refineries and other projects. As of June 30, 2007, the Company had environmental liability accruals of approximately $31.0 million. There were no environmental liability accruals at December 31, 2006. Environmental accruals are recorded in the current and long-term sections of the Company’s condensed consolidated balance sheet, according to their nature. On May 31, 2007, the Company recorded approximately $31.3 million to reflect the estimated fair value of environmental liabilities assumed in the Giant acquisition. As of June 30, 2007, the unescalated, undiscounted environmental reserve totaled approximately $36.2 million, leaving approximately $5.2 million to be accreted over time. The table below summarizes our environmental liability accruals:

	December 31,	Increase		June 30,
	2006	(Decrease)	Payments	2007
		(In thousands)
Yorktown Refinery	$—	$29,977	$(221)	$29,756
Farmington Refinery	—	570	—	570
Bloomfield Refinery	—	229	—	229
Bloomfield Tank Farm (Old Terminal)	—	22	—	22
Other Projects	—	469	(5)	464

Totals	$—	$31,267	$(226)	$31,041

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
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
El Paso Refinery
     In May 2000, the Company entered into an Agreed Order with the Texas Natural Resources Conservation Commission for remediation of the south side of the El Paso refinery property. On August 7, 2000, the Company purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which the Company expensed in fiscal 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumes responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. Under the policy, environmental costs outside the scope of the Agreed Order require payment by the Company of a deductible as well as any costs that exceed the covered limits of the insurance policy. At the current time, management is not aware of any additional environmental costs and, therefore, cannot reasonably estimate a liability, if any, for any type of deductible. In addition, under a settlement agreement with the Company, a subsidiary of Chevron Corporation (“Chevron”) is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but that exceed the $20 million threshold.
     The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“Initiative”), whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the Initiative with the EPA. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. While at this time it is not known precisely how the Initiative or any resulting settlement may affect the Company, the Company expects to be required to pay penalties and to install additional pollution controls, and, as a result, its operating costs and capital expenditures may increase. Based on current negotiations and information, the Company has estimated the total capital expenditures that may be required pursuant to the Initiative would be approximately $22 million. These capital expenditures would primarily be for installation of a flare gas recovery system on the south-side of the refinery and installation of nitrogen oxides, or NOx, emission controls. As of June 30, 2007, the Company had invested $14.8 million on a flare gas recovery system, which has been completed. Estimated expenditures for the NOx emission controls project of $8.0 million will occur from 2007 through 2013. These amounts have been included in the Company’s estimated capital expenditures for regulatory projects. These estimates could change as a result of a final settlement with EPA under the Initiative if EPA requires additional NOx controls beyond those already planned for, or requires other additional air pollution controls. Based on current information, the Company does not expect any settlement pursuant to the Initiative to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the Initiative will be material.
     Pursuant to the purchase agreement relating to the purchase of the north side of the El Paso refinery, Chevron retained responsibility for, and control of, certain remediation activities. The Company is not presently aware of any additional environmental costs that it would be responsible for relating to the assets acquired; therefore, it cannot reasonably estimate a liability, if any.
     In April 2003, the Company received a payment of reparations in the amount of $6.8 million from a pipeline company as ordered by the Federal Energy Regulatory Commission (“FERC”). While the Company and the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
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
Yorktown Refinery
     Giant assumed certain liabilities and obligations in connection with the 2002 purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively “BP”). BP, however, agreed to reimburse Giant for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental, health, and safety laws during BP’s operation of the refinery, subject to certain limitations.
     Yorktown 1991 Order. In connection with the Yorktown acquisition, Giant assumed BP’s obligations under an administrative order issued in 1991 by the EPA under the Resource Conservation and Recovery Act (“RCRA”). In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant will implement a cleanup plan for the refinery. Following the acquisition of Giant, the Company is in the process of finalizing the details of the cleanup plan with the EPA.
     The Company currently estimates that expenditures associated with the EPA order are approximately $36.0 million ($28.5 million of which the Company believes is subject to reimbursement by BP). The Company believes that approximately $19.2 million of this amount will be incurred over the first four or five years beginning in the summer of 2007. The remainder will be spent over a 30-year period following construction. These estimates assume that EPA will agree with the design and specifications of our cleanup plan. These estimates also could change as a result of factors such as changes in costs of labor and materials.
     In response to the first claim requesting reimbursement from BP, the Company recently received a letter from BP disputing indemnification for these costs. The Company intends to pursue indemnification from BP. To reflect the uncertainty of the outcome, however, the Company has accrued a reserve of $29.9 million for this project, which is the estimated fair value (discounted) as of May 31, 2007, based upon a preliminary purchase price allocation.
     As part of the consent order cleanup plan, a portion of the facility’s underground sewer system will be cleaned, inspected, and repaired as needed. This sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in the associated cost estimate. The Company anticipates that construction of the corrective action management unit and related remediation work, as well as sewer system inspection and repair, will be completed approximately four to five years after EPA approves the clean-up plan and authorizes its implementation.
Four Corners Refineries
     Settlement Agreements. In July 2005, Giant reached an administrative settlement with New Mexico Environmental Department (“NMED”) and EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries. The settlement requires that both Four Corners refineries implement air pollution controls between 2006 and 2012 to reduce air emissions including emissions of sulfur dioxides and nitrogen oxides.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
     The Company believes more accurate estimates of compliance costs will not be available until the Company is closer in time to implementation of the required projects and has further considered all operational options. The settlement does not require the Company to undertake soil removal or similar cleanup activities and, accordingly, the Company has not recorded an environmental liability for this matter and will capitalize or expense expenditures when incurred.
Bloomfield Refinery
     NMED Remediation Order. On July 27, 2007, the Company received a final administrative compliance order from NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation have resulted in soil and groundwater contamination. Among other things, the final order requires the Company to:
•	investigate and determine the nature and extent of such releases of contaminants and hazardous substances;

•	perform interim remediation measures, or continue interim measures already begun, to mitigate any potential threats to human health or the environment from such releases;

•	identify and evaluate alternatives for corrective measures to clean up any contaminants and hazardous substances released at the refinery and prevent or mitigate their migration at or from the site;

•	implement any corrective measures that may be approved by NMED;

•	develop investigation work plans over a period of approximately four years; and

•	implement corrective measures pursuant to the investigation.
     The final order recognizes that prior work satisfactorily completed may fulfill some of the foregoing requirements. In that regard, the Company has already put in place some remediation measures with the approval of NMED or New Mexico Oil Conservation Division (“OCD”).
     The Company currently is assessing the nature and extent of any potential cleanup actions that may be required under the final order and preparing an initial cost estimate. Accordingly, the Company has not recorded a liability for this matter.
     EPA Compliance Order. In October 2005, Giant received an Administrative Compliance Order from EPA in connection with a compliance evaluation inspection at the Bloomfield refinery in 2000 and a follow-up inspection in early 2001. Giant sent waste water from the refinery’s process units through an oil-water separator, a series of aeration ponds that continue the treatment and processing of oily water, and a series of evaporation ponds, before the water was injected into a permitted deep well. The EPA alleged that benzene levels in the aeration ponds exceed permissible RCRA levels. EPA also alleged that Giant failed to make a RCRA hazardous waste determination in connection with waste water going into the aeration ponds. In May 2006, Giant reached a settlement with EPA in the form of a consent agreement and paid a civil penalty of $75,000. The settlement requires that Giant make equipment modifications to reduce benzene levels in the waste water coming from the refinery’s process units. The Company currently estimates that it will incur capital expenditures of approximately $3.5 million to comply with the settlement, with the project to be completed by October 2007. Since the settlement does not require any cleanup activities, the Company has not recorded an environmental liability for this matter.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
MTBE Litigation
     Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages.
     As a result of the acquisition of Giant, subsidiaries of the Company are defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, and New Mexico. Due to Giant’s historical operations in New Mexico, including retail sites, there is potentially greater risk in connection with the New Mexico litigation than in the litigation in the Eastern states where Giant has only operated since 2002 and has no retail operations.
     In addition, Western has been named as a defendant in the lawsuit filed in New Mexico. Western understands that the case has been transferred to the Southern District of New York by the Judicial Panel on Multidistrict Litigation and that an amended complaint has been filed. Western has not been served with a summons and complaint, nor has Western made an appearance in this litigation. If Western is served with a summons and made an active defendant in this matter, Western will vigorously defend itself.
     The Company intends to vigorously defend these lawsuits. Because potentially applicable factual and legal issues have not been resolved, the Company has yet to determine if a liability is probable and the Company cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, the Company has not recorded a liability for these lawsuits.
New Mexico “Hot Fuel” Litigation
     In March 2007, a class action lawsuit was filed in New Mexico naming numerous retail suppliers of motor fuel as defendants, including subsidiaries of the Company. Among other things, the lawsuit alleges that, by consciously selling gasoline at a temperature greater than 60° Fahrenheit, the defendants are depriving consumers of the full amount of energy that should be delivered when gasoline is delivered at a cooler temperature. Plaintiffs seek an unspecified amount of damages and also seek to require the defendants to install temperature-adjustment devices at the pumps. Similar class action lawsuits have been filed in several other jurisdiction, and have been consolidated for pretrial proceedings in a single multi-district litigation. The Company intends to vigorously defend this lawsuit. Because potentially applicable factual and legal issues have not been resolved, the Company has yet to determine if a liability is probable and if it can be reasonably estimated. Accordingly, the Company has not recorded a liability for this lawsuit.
Pending Insurance Recoveries
     In late 2006, prior to the acquisition of Giant there was one fire incident at the Yorktown refinery and two fire incidents at the Gallup refinery.
     Yorktown Refinery – September 2006. A fire occurred at the Yorktown refinery in the processing unit required to produce ultra low sulfur diesel fuel. Repairs to the unit cost approximately $11.0 million and were completed in February 2007. Giant filed initial property insurance and business interruption claims with its insurance carriers and the Company expects to file additional claims in the third quarter. As of June 30, 2007, the Company had received approximately $8.6 million of insurance proceeds related to this fire.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
     Gallup Refinery - October 2006. A pump failure in the alkylation unit at the Gallup refinery resulted in a fire at the refinery. Repairs to the affected units cost approximately $5.8 million and the unit was restarted in December 2006. Giant made a claim under its property insurance coverage, but did not make a claim under its business interruption insurance. A settlement has been reached with the insurers pursuant to which the Company will be reimbursed approximately $5.8 million. As of July 31, 2007, the Company had received $1.0 million of this settlement.
     Gallup Refinery - December 2006. A fire occurred in a process heater in the distillate hydrotreater unit at the Gallup refinery. Repairs cost approximately $6.2 million and the refinery was returned to service partially in February 2007 and completely in May 2007. The Company will not receive any insurance proceeds related to these repairs as the cost of the repairs did not exceed the associated $10.0 million deductible of Giant’s property insurance coverage. In addition, Giant did not make a claim under its business interruption insurance.
Other Matters
     The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.
19. Operating Leases and Other Commitments
     The Company, through its subsidiaries, has commitments under long-term operating leases for certain buildings and railcars expiring at various dates. In the normal course of business, the Company, through its subsidiaries, also has long-term commitments to purchase services, such as natural gas, electricity, water and transportation services for use by its refineries at market-based rates. The Company, through its subsidiaries, is also party to various refined product and crude oil supply and exchange agreements.
     In June 2005, the Company entered into a sulfuric acid regeneration and sulfur gas processing agreement with E.I. du Pont de Nemours (“DuPont”). Under the agreement, the Company has a long-term commitment to purchase services for use by its El Paso refinery. Upon completion of the project, which is expected to occur by the end of 2007, the annual commitment for these services will range from $10.0 million to $16.0 million per year over the next 20 years. Prior to this agreement, the Company incurred direct operating expenses related to sulfuric acid regeneration under a short-term agreement.
     In August 2005, the Company entered into a Throughput and Distribution Agreement and associated Storage Agreement with Magellan Pipeline Company, L.P. Under these agreements, the Company has a long-term commitment that began in February 2006 to provide for the transportation and storage of alkylate and other refined products from the Gulf Coast to the Company’s El Paso refinery via the Magellan South System pipeline. The Company is committed to pay $2.8 million per quarter through the end of the agreement in February 2011.
     As a result of the Giant acquisition, subsidiaries of the Company have liability for various operating leases for buildings, warehouses, cardlocks and facilities. These leases may contain the option of purchasing the property after the initial lease term expires, at the then fair value of the property, or the option to renew the lease at the end of the initial term lease at the then fair rental value for periods of 5 to 15 years. These options enable the Company to retain use of facilities in desirable operating areas. Certain of these leases also contain escalation clauses that are accounted for on a straight-line basis.
     In connection with the Giant acquisition, a subsidiary of the Company is a party to a ten-year sale/leaseback agreement in which Giant sold 8.5 acres of land in North Scottsdale, Arizona in 2003 and leased back an

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
administrative office building. Also in connection with the Giant acquisition, a subsidiary of the Company is party to an operating lease for an airplane that ends in June 2017.
     The following are the Company’s annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands):

2007 remainder	$4,798
2008	8,739
2009	6,866
2010	5,637
2011	4,754
2012 and thereafter	28,848
20. Subsequent Events
     On July 5, 2007, the Company borrowed an additional $275.0 million under the Term Loan Agreement to pay off Giant’s 11% Senior Subordinated Notes and 8% Senior Subordinated Notes.
     On August 3, 2007, the Company prepaid $100.0 million of the Term Loan Agreement. After this prepayment, total long-term debt outstanding as of August 3, 2007, was $1,300.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I – Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006, or 2006 Form 10-K, under Part II — Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and elsewhere in this report. You should read such “Risk Factors.” In this Item 2, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc. and its subsidiaries, which became subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate four refineries with a total crude oil throughput capacity of approximately 223,000 barrels per day, or bpd. In addition to our 124,000 bpd refinery in El Paso, Texas, we recently acquired a 62,000 bpd refinery on the East Coast in Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a current combined capacity of 37,000 bpd. Our primary operating areas encompass far West Texas, Phoenix and Tucson, Arizona, Northern New Mexico, including Albuquerque, the Four Corners region of Utah, Colorado, Arizona and New Mexico, or Four Corners, and the Mid-Atlantic region. In addition to the refineries, we also operate refined products terminals in Flagstaff, Arizona and Albuquerque, as well as asphalt terminals in Phoenix, Tucson, Albuquerque and El Paso. We also operate 156 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and three wholesale petroleum products distributors – Phoenix Fuel Co., Inc., which operates primarily in Arizona, Dial Oil Co., which operates primarily in New Mexico, and Empire Oil Co., which operates primarily in California.
     Following the acquisition of Giant Industries, Inc., or Giant, on May 31, 2007, we began reporting our operating results in three business segments: the refining group, the wholesale group, and the retail group. Our refining group operates the four refineries, and related refined products terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our retail group operates the service stations and convenience stores and sells gasoline, diesel, and merchandise to consumers in New Mexico, Arizona, and Southern Colorado. Our wholesale group distributes gasoline, diesel, and lubricant products primarily in Arizona, New Mexico, and Southern California.
     Prior to the acquisition of Giant, we generated most of our revenues from our refining operations in El Paso. By expanding our refining operations from one to four facilities, we diversified our operations. In addition, we increased our sour and heavy crude oil processing capacity as a percent of our total capacity from 12% to almost 25%. Sour and heavy crude oil is generally less expensive to acquire. We expect our sour and heavy crude oil processing capability to reach approximately 45% by the end of 2009, following the completion of our previously announced acid and sulfur gas facilities and our gasoline desulfurization projects at our El Paso refinery. The Yorktown refinery also has the flexibility for future growth initiatives given its ability to process cost-advantaged feedstocks. With the acquisition, we also gained a diverse mix of complementary retail and wholesale businesses.
     In 2005, Giant purchased an inactive pipeline running from Northwest New Mexico to Southwest New Mexico. The pipeline has been reversed and upgraded to transport crude oil from the Permian Basin region of West Texas and New Mexico to the Four Corners region. With this additional supply of crude oil in the Four Corners region, our two Four Corners refineries will have additional crude oil supply that will enable them to run at near capacity rates (37,000 bpd). Recently, these refineries have been running at approximately 25,000 bpd. Crude oil began pumping into this pipeline in July 2007 and reached the refineries in August 2007.

Acquisition of Giant Industries, Inc.
     On May 31, 2007, we completed the acquisition of Giant. Under the terms of the purchase agreement, Western acquired 100% of Giant’s 14,639,312 shares outstanding for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In addition, in connection with the acquisition, we borrowed an additional $275.0 million on July 5, 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes.
     The acquisition of Giant is being accounted for under the purchase method as required by the Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, or SFAS No. 141, with Western as the accounting acquirer. Refer to Note 3 “Acquisition of Giant Industries, Inc.” of the condensed consolidated financial statements for a summary of the $1.1 billion purchase price.
     In accordance with the purchase method of accounting, the purchase price paid for our acquisition of Giant was determined on November 12, 2006, when we entered into an amendment to the August 26, 2006 merger agreement. The purchase price of the transaction has been allocated to the assets acquired and liabilities assumed based upon preliminary estimates of their fair values on the closing date of May 31, 2007. The estimated fair values were based on internal estimates and are subject to change pending the completion of an independent appraisal and other evaluations that are currently expected to be completed by the end of 2007.
     Following the closing of the transaction, Paul Foster remains the Company’s President and Chief Executive Officer of Western Refining, and Fred Holliger, Giant’s former Chairman and Chief Executive Officer, serves as a special advisor to our Board of Directors. The combined company is headquartered in El Paso and maintains corporate offices in Scottsdale, Arizona.
Initial Public Offering
     On January 24, 2006, we completed an initial public offering of 18,750,000 shares of our common stock. The initial public offering price was $17.00 per share. The net proceeds to us from the sale of our common stock were approximately $297.2 million, after deducting underwriting discounts and commissions. We also incurred approximately $1.7 million of other costs related to the initial public offering.
     The net proceeds from this offering were used to repay Western Refining LP’s $149.5 million of outstanding term loan debt, and to replenish cash that was used to fund a $147.7 million distribution to the partners of Western Refining LP immediately prior to the completion of the offering. Associated with the repayment of the outstanding term loan debt, we recorded a write-off of unamortized loan fees of $2.0 million in the first quarter of 2006.
     In connection with the initial public offering, we also became the indirect owner of Western Refining LP and all of its refinery assets. This was accomplished by Western Refining, Inc. issuing 47,692,900 shares of its common stock to certain entities controlled by its majority stockholder in exchange for the membership and partner interests in the entities that owned Western Refining LP. Immediately following the completion of the offering, there were 66,443,000 shares of common stock outstanding, excluding any restricted shares issued.
Major Influences on Results of Operations
     Refining. Our earnings and cash flows from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline and other refined products, which in turn depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. While our operating revenues fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flow.

     In order to measure our operating performance, we compare our per barrel refinery gross margin to certain industry benchmarks, specifically the Gulf Coast 3/2/1, NYMEX 3/2/1 and West Coast 5/3/2 crack spreads. A 3/2/1 crack spread in a given region is calculated assuming that three barrels of a benchmark crude oil are converted, or cracked, into two barrels of gasoline and one barrel of diesel. A 5/3/2 crack spread in a given region is calculated assuming that five barrels of a benchmark crude oil are converted, or cracked, into three barrels of gasoline and two barrels of diesel. We calculate our per barrel refinery gross margin by dividing the difference between our net sales and cost of products sold by the total throughput volume for our refineries. The Yorktown refinery gross margin performance relative to the NYMEX crack spread was adversely impacted in the second quarter of 2007 by the spread between WTI crude oil and Dated Brent crude oil, since crude oil supply to that refinery primarily prices on an index related to Dated Brent crude oil.
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
     Our results of operations are also significantly affected by our refineries’ operating costs and expenses (other than crude oil purchases), especially the cost of feedstocks and blendstocks (particularly alkylate), natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, oxygenate is added to the gasoline in our service areas during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in the Southwest region of the United States is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes, and heating oil.
     Safety, reliability, and the environmental performance of our refineries’ operations are critical to our financial performance. Unplanned downtime of our refineries generally results in lost refinery gross margin opportunity, increased maintenance costs, and a temporary increase in working capital investment and inventory. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or a major maintenance project, through a planning process that considers product availability, margin environment, and the availability of resources to perform the required maintenance. As a result, we generally schedule our downtime during the winter months. We performed a planned maintenance turnaround at the El Paso refinery during the first quarter of 2006 at a cost of $22.2 million, which was expensed during that same quarter. Our next planned maintenance turnarounds are scheduled for the end of the third quarter of 2007 for the reformer unit at the Yorktown refinery and in early 2008 for the North side of the El Paso refinery.
     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory is valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. For periods in which the market price declines below our LIFO cost basis, we could be subject to significant fluctuations in the recorded value of our inventory and related cost of products sold. In connection with the acquisition of Giant, we valued the acquired inventories at current fair value. A significant decline in market prices may require us to adjust the carrying values of those inventories to the lower of cost or market.
     Retail. Our earnings and cash flows from our retail business segment are primarily affected by the sales volumes and margins of gasoline and diesel fuel sold, and by the sales and margins of merchandise sold at our service stations and convenience stores. Margins for gasoline and diesel fuel sales are equal to the sales price less the delivered cost of the fuel and motor fuel taxes, and are measured on a cents per gallon, or cpg, basis. Fuel margins are impacted by local supply, demand, and competition. Margins for retail merchandise sold are equal to retail merchandise sales less the delivered cost of the merchandise, net of supplier discounts and inventory shrinkage, and are measured as a percentage of merchandise sales. Merchandise sales are impacted by convenience or location, branding, and competition. Our retail sales are seasonal. Our retail business segment operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year.
     Wholesale. Our earnings and cash flows from our wholesale business segment are primarily affected by the sales volumes and margins of gasoline, diesel and lubricants sold. Margins for gasoline, diesel and lubricants sales are equal to the sales price less cost of sales. Margins are impacted by local supply, demand, and competition.
Factors Impacting Comparability of Our Financial Results
     Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.
Acquisition of Giant
     On May 31, 2007, we completed the acquisition of Giant. Under the terms of the merger agreement, Western acquired 100% of Giant’s 14,639,312 shares outstanding for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In addition, in connection with the acquisition, we borrowed an additional $275.0 million on July 5, 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes.
     Prior to the acquisition of Giant on May 31, 2007, we generated most of our revenues from our refining operations in El Paso. The financial information for the three and six months ended June 30, 2007, include the results of the three refineries and the wholesale and retail operations acquired from Giant for one month of operations. The financial information for the same periods last year does not include the results of operations of the three refineries and the wholesale and retail operations acquired from Giant.
Debt Repayment
     At December 31, 2005, we had a balance of $149.5 million on a term loan facility. In January 2006, we paid off the term loan with proceeds from our initial public offering. In connection with such repayment, we recorded an expense in January 2006 of approximately $2.0 million related to the write-off of deferred financing costs. Our statements of operations for the six months ended June 30, 2006 included $0.7 million in interest expense related to this term loan facility, with no comparable amount for the same period in the current year.
Matters Arising from the Initial Public Offering
     Prior to our initial public offering in January 2006, our operations were conducted by an operating partnership, Western Refining LP. Immediately prior to the closing of our initial public offering, Western Refining LP became an indirect, wholly-owned subsidiary of Western Refining as a result of a series of steps. As a result, we now report our results of operations and financial condition as a corporation on a consolidated basis rather than as an operating partnership.
     Prior to the initial public offering, we did not incur income taxes because our operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were made to our partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of our change in structure, we now recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. In connection with the change to a corporate holding company structure immediately prior to the closing of our initial public offering, we recorded income tax expense of $21.3 million in the first quarter of 2006 for the cumulative effect of recording our estimated net deferred tax liability. The impact of recording the estimated net deferred tax liability decreased diluted earnings per share by $0.32 and $0.33 for the three and six months ended June 30, 2006, respectively. This initial net deferred tax liability was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. Primarily due to this change, our initial net deferred tax liability was reduced to $8.3 million, which was reflected as an adjustment to the provision for income taxes during the third quarter of 2006.
     In connection with our initial public offering, we assumed the obligations of one of the partners of Western Refining LP under an equity appreciation rights plan. We terminated such plan in exchange for a cash payment of $28.0 million to the participants in such plan immediately prior to the consummation of our offering. In addition, we granted such participants 1,772,041 restricted shares of our common stock, which will vest ratably each quarter for two years. The fair market value of the restricted stock, determined at the date of grant, will be amortized over the vesting period as stock-based compensation expense included in selling, general and administrative expenses.
Planned Maintenance Turnaround
     We completed a planned maintenance turnaround on the south-side of our El Paso refinery during the first quarter of 2006. As a result, half of the refinery was shut down for a period of approximately 16 days while the turnaround was being performed. The cost of the turnaround was $22.2 million, which was expensed in the first quarter of 2006. Most of our competitors, however, capitalize and amortize maintenance turnarounds.
Adoption of EITF Issue No. 04-13
     On April 1, 2006, the Company adopted Emerging Issues Task Force, or EITF, Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, or EITF Issue No. 04-13. This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business. Specifically, the Issue addresses when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The application of EITF Issue No. 04-13 reduced net sales and cost of products sold by $71.8 million for the first quarter of 2007. If the Issue had been effective at January 1, 2006, our net sales and cost of products sold would have been reduced by $27.8 million for the first quarter of 2006.
Critical Accounting Policies and Estimates
     We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. In order to apply these principles, we must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies, which are discussed below, could materially affect the amounts recorded in our financial statements. In addition to the accounting policies discussed in our 2006 Form 10-K, the following accounting policies have been updated as a result of the acquisition of Giant.
     Purchase Accounting. We accounted for the acquisition of Giant under the purchase method as required by SFAS No. 141, with Western as the accounting acquirer. In accordance with the purchase method of accounting, the price paid by us for Giant was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the purchase price over fair value of the net assets acquired represents goodwill that will be allocated to the reporting units and subject to annual impairment testing.
     As of June 30, 2007, we performed a preliminary purchase price allocation for the acquisition of Giant on May 31, 2007. The estimated fair values of the assets acquired and liabilities assumed were based on internal estimates and are subject to change pending the completion of an independent appraisal and other evaluations that are currently expected to be completed by the end of 2007. Refer to Note 3 “Acquisition of Giant Industries, Inc.” of the condensed consolidated financial statements for a summary of the preliminary purchase price allocation. The difference between the purchase price and the preliminary fair value of net identifiable assets and liabilities was recorded as goodwill. Upon finalization of the purchase price allocation, any resulting goodwill will be allocated to our reporting units.

     Inventories. Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market. Cost is determined principally under the last-in, first-out, or LIFO, valuation method to reflect a better matching of costs and revenues. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. We determine market value inventory adjustments by evaluating crude oil, refined products and other inventories on an aggregate basis by geographic region. The current cost of our inventories exceeded LIFO costs by $118.2 million at June 30, 2007.
     Retail refined product (fuel) inventory values are determined using the first-in, first-out, or FIFO, inventory valuation method. Retail merchandise inventory value is determined under the retail inventory method. Wholesale finished product inventories are determined using the FIFO inventory valuation method. Finished product inventories originate from either the Company’s refineries or from third-party purchases. Wholesale lubricant and related inventories are valued on the FIFO inventory valuation method.
     Maintenance Turnaround Expense. The units at our refineries require regular major maintenance and repairs commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit but generally is every four years. We expense the cost of maintenance turnarounds when the expense is incurred. These costs are identified as a separate line item in our statement of operations.
     Long-Lived Assets. We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various classes of depreciable assets. When assets are placed in service, we make estimates of what we believe are their reasonable useful lives. We account for impairment of assets in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, or SFAS No. 144. We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on our judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of dispositions.
     Goodwill and other intangible assets. Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost less impairment write-offs. We test goodwill for impairment at the reporting unit level annually. In addition, goodwill of a reporting unit is tested for impairment if any events and circumstances arise during a quarter that indicate goodwill of a reporting unit might be impaired. We have elected July 1 as our annual goodwill impairment test for all of its reporting units. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill.
     We apply SFAS No. 142 in determining the useful economic lives of intangible assets that are acquired. SFAS No. 142 requires that we amortize intangible assets, such as rights-of-ways, licenses and permits, over their economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s economic useful life is determined to be indefinite, then that asset is not amortized. We consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset when the intangible asset is acquired. We consider these same factors when reviewing the economic useful lives of our existing intangible assets as well. We review the economic useful lives of our intangible assets at least annually and account for impairment losses on intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
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

     With the exception of certain environmental obligations related to the Yorktown refinery assumed in the acquisition of Giant, environmental obligations are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than other, the lower end of the range is used. Possible recoveries of some of these costs from other parties are not recognized in the condensed consolidated financial statements until they become probable. Legal costs associated with environmental remediation, as defined in Statement of Position 96-1, Environmental Remediation Liabilities, are included as part of the estimated liability.
     Asset Retirement Obligations. In conjunction with the Giant acquisition, we assumed asset retirement obligations, or AROs, related to the operations of Giant. We account for our AROs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, or SFAS No. 143, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, or FIN 47. The estimated fair value of the ARO is based on the estimated current cost escalated to an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until we settle the liability. Legally restricted assets have been set aside for purposes of settling certain of the ARO liabilities.
     Financial Instruments and Fair Value. We are exposed to various market risks, including changes in commodity prices. We use commodity futures and swap contracts to reduce price volatility, to fix margins for refined products, and to protect against price declines associated with our crude oil inventories. All derivatives entered into by us are recognized as either assets or liabilities on the balance sheet and those instruments are measured at fair value. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are recognized in gain (loss) from derivative activities using mark-to-market accounting.
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
     In December 2006, we adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment to FASB Statements No. 87, 88, 106 and 132R, or SFAS No. 158, which requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Under SFAS No. 158, a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or liability for the plan’s underfunded status, (b) measure the plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost.
     Stock-based Compensation. Concurrent with our initial public offering of common stock on January 24, 2006, we adopted SFAS No. 123 (revised), Share-Based Payment, or SFAS No. 123R, to account for stock awards granted under the Western Refining Long-Term Incentive Plan. Under SFAS No. 123R, the cost of the employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award (with some limited exceptions). The fair value of each share of restricted stock awarded is measured based on the market price at closing as of the measurement date and is amortized on a straight-line basis over the respective vesting periods.

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, published SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 is intended to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. We are evaluating the impact, if any, that SFAS No. 157 will have on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115, or SFAS No. 159. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected be recorded in net income. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for us on January 1, 2008, and retrospective application is not permitted. Should we elect to apply the fair value option to any eligible items that exist at January 1, 2008, the effect of the first remeasurement to fair value would be reported as a cumulative effect adjustment to the opening balance of retained earnings. We currently are evaluating the potential impact of this Statement on our financial position or results of operations.
     At its June 27, 2007 meeting, the EITF ratified the consensus reached on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, or EITF Issue No. 06-11, that a realized income tax benefit from dividends or dividend equivalents that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options, and (b) charged to retained earnings under SFAS No. 123R, should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF Issue No. 06-11 is effective for share-based payment awards that are declared in fiscal years beginning after September 15, 2007. We currently are evaluating the potential impact of this statement on our financial position or results of operations.
Results of Operations
     The following tables summarize the financial data and key operating statistics for Western for the three and six months ended June 30, 2007 and 2006. The financial information for the three and six months ended June 30, 2007, include the results of the three refineries and the wholesale and retail operations acquired from Giant for one month of operations. Prior to the acquisition of Giant on May 31, 2007, Western operated as one business segment. The financial information for the three and six months ended June 30, 2006, does not include the results of operations of the three refineries and wholesale and retail operations acquired from Giant. Comparable information for these periods is not presented. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto, in particular Note 3 “Acquisition of Giant Industries, Inc.,” included elsewhere in this report.

Consolidated Financial Data
     The following tables set forth our summary historical financial and operating data for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (1)	2006	2007 (1)	2006
	(in thousands, except per barrel and		(in thousands, except per barrel and
	per share data)		per share data)
Statement of Operations Data:
Net sales	$1,658,264	$1,156,482	$2,652,283	$2,037,988
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,311,274	973,830	2,155,451	1,786,433
Direct operating expenses (exclusive of depreciation and amortization)	76,098	43,907	123,125	82,008
Selling, general and administrative expenses	17,106	8,542	26,651	15,090
Maintenance turnaround expense	—	—	—	22,196
Depreciation and amortization	12,278	3,624	16,687	5,453

Total operating costs and expenses	1,416,756	1,029,903	2,321,914	1,911,180

Operating income	241,508	126,579	330,369	126,808
Interest income	5,970	2,195	10,175	3,896
Interest expense	(9,189)	(362)	(9,498)	(1,450)
Amortization of loan fees	(289)	(125)	(414)	(250)
Write-off of unamortized loan fees	—	—	—	(1,961)
Gain (loss) from derivative activities	(8,528)	(1,552)	(10,514)	2,077
Other income (expense)	(931)	(80)	(932)	(80)

Income before income taxes	228,541	126,655	319,186	129,040
Provision for income taxes(2)	(73,590)	(40,151)	(101,669)	(62,281)

Net income(2)	$154,951	$86,504	$217,517	$66,759

Basic earnings per share	$2.31	$1.30	$3.25	$1.04
Diluted earnings per share	$2.29	$1.29	$3.22	$1.04
Weighted average basic shares outstanding	67,097	66,445	67,018	64,061
Weighted average diluted shares outstanding	67,598	66,935	67,506	64,306
Cash Flow Data:
Net cash provided by (used in):
Operating activities (2)	$159,920	$106,921	$227,991	$87,422
Investing activities	(1,101,504)	(36,968)	(1,126,680)	(80,203)
Financing activities (2)	1,103,932	(3,086)	1,099,558	(4,516)
Other Data:
Adjusted EBITDA(3)	$250,297	$130,766	$345,785	$160,350
Capital expenditures	47,328	36,968	70,111	80,203
Balance Sheet Data (end of period):
Cash and cash equivalents			$464,034	$183,534
Working capital			601,107	202,065
Total assets			3,376,010	813,742
Total debt			1,423,725	—
Stockholders’ equity			737,282	392,905

(1)	Includes results of operations for Giant beginning June 1, 2007.

(2)	Prior to our initial public offering in January 2006, we were not subject to federal or state income taxes due to our partnership structure. We recorded additional income tax expense for the cumulative effect of recording our estimated net deferred tax liability in the amount of $21.3 million upon changing from a partnership to a corporate holding company structure. This estimated initial net deferred tax liability, which was recorded during the first quarter of 2006, was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. Primarily due to this change, our initial net deferred tax liability was reduced to $8.3 million, which was reflected as an adjustment to the provision for income taxes during the third quarter of 2006.

(3)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, write-off of unamortized loan fees, depreciation, amortization, and maintenance turnaround expense. Adjusted EBITDA is not, however, a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, and items that may vary for different companies for reasons unrelated to overall operating performance.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for significant turnaround activities, capital expenditures, or contractual commitments;

•	Adjusted EBITDA does not reflect interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and

•	our calculation of Adjusted EBITDA may differ from the Adjusted EBITDA calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007 (1)	2006	2007 (1)	2006
		(In thousands)
Net income	$154,951	$86,504	$217,517	$66,759
Interest expense	9,189	362	9,498	1,450
Income tax expense	73,590	40,151	101,669	62,281
Amortization of loan fees	289	125	414	250
Write-off of unamortized loan fees	—	—	—	1,961
Depreciation and amortization	12,278	3,624	16,687	5,453
Maintenance turnaround expense	—	—	—	22,196

Adjusted EBITDA	$250,297	$130,766	$345,785	$160,350

Refining Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (1)	2006	2007 (1)	2006
	(in thousands, except per barrel and		(in thousands, except per barrel and
	per share data)		per share data)
Statement of Operations Data:
Net sales	$1,612,052	$1,156,482	$2,606,071	$2,037,988
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,277,736	973,830	2,121,913	1,786,433
Direct operating expenses (exclusive of depreciation and amortization)	70,010	43,907	117,037	82,008
Selling, general and administrative expenses	3,786	1,970	5,756	3,625
Maintenance turnaround expense	—	—	—	22,196
Depreciation and amortization	11,521	3,624	15,930	5,453

Total operating costs and expenses	1,363,053	1,023,331	2,260,636	1,899,715

Operating income	$248,999	$133,151	$345,435	$138,273

Key Operating Statistics:
Total sales volume (bpd) (4)	186,672	141,180	167,678	136,853
Total refinery production (bpd)	163,042	129,685	147,648	117,637
Total refinery throughput (bpd) (5)	164,863	131,980	149,344	119,805
Per barrel of throughput:
Refinery gross margin (6)	$22.28	$15.21	$17.91	$11.60
Gross profit (6)	21.52	14.91	17.32	11.35
Direct operating expenses (7)	4.67	3.66	4.33	3.78

(4)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(5)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(6)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities. These derivatives are used to minimize fluctuations in earnings but are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. The following table reconciles gross profit to refinery gross margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007 (1)	2006	2007 (1)	2006
	(in thousands, except		(in thousands, except per
	per barrel amounts)		barrel amounts)
Net Sales	$1,612,052	$1,156,482	$2,606,071	$2,037,988
Cost of products sold (exclusive of depreciation and amortization)	1,277,736	973,830	2,121,913	1,786,433
Depreciation and amortization	11,521	3,624	15,930	5,453

Gross profit	322,795	179,028	468,228	246,102
Plus depreciation and amortization	11,521	3,624	15,930	5,453

Refinery gross margin	$334,316	$182,652	$484,158	$251,555

Refinery gross margin per refinery throughput barrel	$22.28	$15.21	$17.91	$11.60

Gross profit per refinery throughput barrel	$21.52	$14.91	$17.32	$11.35

(7)	Refinery direct operating expense per throughput barrel is calculated by dividing direct operating expenses for our refining segment by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.
The following table sets forth our summary refining throughput and production data for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007 (8)	2006	2007 (8)	2006
Refinery product yields (bpd)
Gasoline	87,816	70,634	78,912	64,993
Diesel and jet fuel	62,306	50,150	57,626	44,590
Residuum	6,222	5,620	5,917	4,952
Other	6,698	3,281	5,193	3,102

Total	163,042	129,685	147,648	117,637

Refinery throughput (bpd)
Sweet crude oil (WTI)	124,627	103,523	116,153	96,262
Sour or heavy crude oil (WTS or Grane)	23,657	13,303	17,515	11,299
Other feedstocks/blendstocks	16,579	15,154	15,676	12,244

Total	164,863	131,980	149,344	119,805

(8)	Total refinery production and throughput related to the refineries acquired from Giant for the three and six months ended June 30, 2007, was calculated by dividing June volumes by 91 days and 181 days, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
El Paso	2007	2006	2007	2006

Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	71,720	70,634	70,819	64,993
Diesel and jet fuel	53,881	50,150	53,391	44,590
Residuum	6,222	5,620	5,917	4,952
Other	3,500	3,281	3,585	3,102

Total refinery production (bpd)	135,323	129,685	133,712	117,637

Refinery throughput (bpd)
Sweet crude oil (WTI)	108,833	103,523	108,212	96,262
Sour crude oil (WTS)	12,470	13,303	11,891	11,299
Other feedstocks/blendstocks	15,960	15,154	15,365	12,244

Total refinery throughput (bpd)	137,263	131,980	135,468	119,805

Per barrel of throughput:
Refinery gross margin	$23.85	$15.21	$18.26	$11.60
Direct operating expenses	4.20	3.66	4.06	3.78

One Month Ended
Yorktown	June 30, 2007

Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	33,360
Diesel	17,868
Other	8,678

Total refinery production (bpd)	59,906

Refinery throughput (bpd)
Sweet crude oil (WTI)	22,988
Heavy crude oil (Grane)	33,932
Other feedstocks/blendstocks	1,153

Total refinery throughput (bpd)	58,073

Total sales volume (bpd)	71,723
Per barrel of throughput:
Refinery gross margin	$7.07
Direct operating expenses	4.95

One Month Ended
Four Corners	June 30, 2007

Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	15,461
Diesel and jet fuel	7,687
Other	1,024

Total refinery production (bpd)	24,172

Refinery throughput (bpd)
Sweet crude oil (WTI)	24,923
Other feedstocks/blendstocks	722

Total refinery throughput (bpd)	25,645

Total sales volume (bpd)	27,828
Per barrel of throughput:
Refinery gross margin	$27.03
Direct operating expenses	7.97
Wholesale Segment

One Month Ended
June 30, 2007
(In thousands, except
per gallon data)
Statement of Operations Data:
Net sales	$145,751
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	139,879
Direct operating expenses (exclusive of depreciation and amortization)	2,592
Selling, general and administrative expenses	1,251
Depreciation and amortization	221

Total operating costs and expenses	143,938

Operating income	$1,813

Operating Data:
Fuel gallons sold	55,580
Fuel margin per gallon (9)	$0.08
Lubricant sales	$11,550
Lubricant margins	10%

(9)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold.

Retail Segment

One Month Ended
June 30, 2007
(In thousands, except
per gallon data)
Statement of Operations Data:
Net sales	$68,526
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	60,052
Direct operating expenses (exclusive of depreciation and amortization)	5,173
Selling, general and administrative expenses	505
Depreciation and amortization	486

Total operating costs and expenses	66,216

Operating income	$2,310

Operating Data:
Fuel gallons sold	18,250
Fuel margin per gallon (10)	$0.21
Merchandise sales	$15,954
Merchandise margin	27%
Operating retail outlets at period end	156

(10)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold.
Three Months Ended June 30, 2007, Compared to the Three Months Ended June 30, 2006
Consolidated
     Net Sales. Net sales for the three months ended June 30, 2007 were $1,658.3 million, compared to $1,156.5 million for the three months ended June 30, 2006, an increase of $501.8 million, or 43.4%. This increase primarily resulted from the impact of the Giant acquisition ($346.3 million), higher refining sales volume, and higher prices for refined products.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $1,311.3 million for the three months ended June 30, 2007, compared to $973.8 million for the three months ended June 30, 2006, an increase of $337.5 million, or 34.7%. This increase was primarily a result of the impact of the Giant acquisition ($297.3 million) and increased refinery throughput.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $76.1 million for the three months ended June 30, 2007, compared to $43.9 million for the three months ended June 30, 2006, an increase of $32.2 million, or 73.3%. This increase primarily resulted from the Giant acquisition ($23.6 million), increased personnel costs at the El Paso refinery ($7.5 million) primarily related to increased accruals for incentive compensation due to our improved financial performance, and higher energy costs at the El Paso refinery ($1.8 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $17.1 million for the three months ended June 30, 2007, compared to $8.5 million for the three months ended June 30, 2006, an increase of $8.6 million, or 101.2%. This increase primarily resulted from the Giant acquisition ($4.4 million) and increased personnel costs at the El Paso refinery ($2.4 million), primarily related to increased accruals for incentive compensation due to our improved financial performance.

     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2007 was $12.3 million, compared to $3.6 million for the three months ended June 30, 2006. The increase primarily was due to the Giant acquisition ($7.1 million) and the completion of various capital projects during 2006 and 2007 at the El Paso refinery.
     Operating Income. Operating income was $241.5 million for the three months ended June 30, 2007, compared to $126.6 million for the three months ended June 30, 2006, an increase of $114.9 million. This increase is attributable primarily to increased refinery gross margins from the El Paso refinery in the second quarter of 2007 compared to the second quarter of 2006 and the impact of the Giant acquisition ($13.9 million).
     Interest Income. Interest income for the three months ended June 30, 2007 and 2006, was $6.0 million and $2.2 million, respectively. The increase primarily is attributable to increased balances of cash for investment and a slight increase in interest rates.
     Interest Expense. Interest expense for the three months ended June 30, 2007 and 2006, was $9.2 million and $0.4 million, respectively. The increase was due to an increase in outstanding debt as a result of the Giant acquisition. In May 2007, we entered into a Term Loan Agreement under which we drew $1,125.0 million to fund the acquisition and assumed $280.0 million in debt from Giant, at face value.
     Gain (Loss) from Derivative Activities. The net loss from derivative activities was $8.5 million for the three months ended June 30, 2007, compared to a $1.6 million net loss for the three months ended June 30, 2006. The difference between the two periods primarily was attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. Using an estimated effective tax rate of 32.2%, we recorded a provision for income taxes of $73.6 million for the quarter ended June 30, 2007. Our income tax provision for the quarter ended June 30, 2006 was $40.2 million using an estimated effective tax rate of 31.7%.
     Net Income. We reported net income of $155.0 million for the three months ended June 30, 2007, representing $2.29 net income per share for the second quarter of 2007 on weighted average dilutive shares outstanding of 67.6 million. For the second quarter of 2006, we reported net income of $86.5 million representing $1.29 net income per share on weighted average dilutive shares outstanding of 66.9 million.
Refining Segment
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended June 30, 2007, were $1,612.1 million, compared to $1,156.5 million for the three months ended June 30, 2006, an increase of $455.6 million, or 39.4%. This increase primarily resulted from higher sales volume at our El Paso refinery, higher prices for refined products, and the impact of the Giant acquisition. Our sales volume increased by 4.2 million barrels, or 32.8%, to 17.0 million barrels for the second quarter of 2007, compared to 12.8 million barrels for the second quarter of 2006. The increase in sales volume primarily was due to the impact of the Giant acquisition ($300.1 million and 3.0 million barrels) and increased refinery production resulting from the expansion of our crude oil refining capacity in El Paso in 2006. Our average sales price per barrel increased from $90.35 for the second quarter of 2006 to $94.83 for the same period in 2007.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $1,277.7 million for the three months ended June 30, 2007, compared to $973.8 million for the three months ended June 30, 2006, an increase of $303.9 million, or 31.2%. This increase primarily was a result of increased refinery throughput at our El Paso refinery, higher feedstock prices, and the impact of the Giant acquisition. Our average cost per barrel of crude oil for the second quarter of 2007 was $65.13, compared to $62.55 for the second quarter of 2006, an increase of 4.1%. Total refinery throughput for the second quarter of 2007 increased by 3.0 million barrels to 15.0 million barrels compared to 12.0 million barrels for the second quarter of

2006. Throughput from the three Giant refineries represented 16.7% of total throughput for one month of operations of the three months ended June 30, 2007. Refinery gross margin per throughput barrel increased from $15.21 in the second quarter of 2006 to $22.28 in the second quarter of 2007, reflecting improved industry crack spreads. For the month of June 2007, the Yorktown refinery margin was adversely impacted by the WTI-Dated Brent crude oil spread. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $21.53 and $14.91 for the three months ended June 30, 2007 and 2006, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $70.0 million for the three months ended June 30, 2007, compared to $43.9 million for the three months ended June 30, 2006, an increase of $26.1 million, or 59.5%. This increase primarily resulted from expenses associated with the refineries acquired from Giant on May 31, 2007 with no comparable activity in 2006 ($17.5 million), increased personnel costs at our El Paso refinery ($7.5 million) primarily related to increased accruals for incentive compensation due to our improved financial performance, and higher energy costs at our El Paso refinery ($1.8 million). Direct operating expenses per throughput barrel were $4.67 for the second quarter of 2007, compared to $3.66 for the second quarter of 2006.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead and marketing expenses. Selling, general, and administrative expenses were $3.8 million for the three months ended June 30, 2007, compared to $2.0 million for the three months ended June 30, 2006, an increase of $1.8 million, or 90.0%. This increase primarily resulted from the acquisition of three refineries from Giant in 2007 with no comparable activity in 2006 ($1.0 million) and increased professional fees ($0.4 million).
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2007, was $11.5 million, compared to $3.6 million for the three months ended June 30, 2006. The increase was due to the acquisition of three refineries from Giant on May 31, 2007 with no comparable activity in 2006 ($6.4 million) and the completion of various capital projects during 2006 and 2007 at our El Paso refinery.
     Operating Income. Operating income was $249.0 million for the three months ended June 30, 2007, compared to $133.2 million for the three months ended June 30, 2006, an increase of $115.8 million. This increase is attributable primarily to increased refinery gross margins in the second quarter of 2007 compared to the second quarter of 2006 and the acquisition of three refineries from Giant on May 31, 2007, with no comparable activity in 2006.
Wholesale Segment
     The financial information for the three months ended June 30, 2007, includes the results of our wholesale segment acquired from Giant for one month of operations. Prior to the acquisition of Giant on May 31, 2007, we did not have wholesale operations and, therefore, no comparable information is presented.
Retail Segment
     The financial information for the three months ended June 30, 2007, include the results of our retail segment acquired from Giant for one month of operations. Prior to the acquisition of Giant on May 31, 2007, we did not have retail operations and, therefore, no comparable information is presented.
Six Months Ended June 30, 2007, Compared to the Six Months Ended June 30, 2006
Consolidated
     Net Sales. Net sales for the six months ended June 30, 2007, were $2,652.3 million, compared to $2,038.0 million for the six months ended June 30, 2006, an increase of $614.3 million, or 30.1%. This increase primarily resulted from the impact of the Giant acquisition ($346.3 million), higher refining sales volume, and higher prices for refined products.

     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $2,155.5 million for the six months ended June 30, 2007, compared to $1,786.4 million for the six months ended June 30, 2006, an increase of $369.1 million, or 20.7%. This increase primarily was the result of the impact of the Giant acquisition ($297.3 million) and increased refinery throughput.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $123.1 million for the six months ended June 30, 2007, compared to $82.0 million for the six months ended June 30, 2006, an increase of $41.1 million, or 50.1%. This increase primarily resulted from the Giant acquisition ($23.6 million), increased personnel costs at the El Paso refinery ($9.6 million) primarily related to increased accruals for incentive compensation due to our improved financial performance, higher energy costs at the El Paso refinery ($4.1 million), and increased property tax expense at the El Paso refinery ($2.7 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $26.7 million for the six months ended June 30, 2007, compared to $15.1 million for the six months ended June 30, 2006, an increase of $11.6 million, or 76.8%. This increase primarily resulted from the Giant acquisition ($4.4 million), increased personnel costs at the El Paso refinery ($5.2 million) primarily related to increased accruals for incentive compensation due to our improved financial performance, and increased professional fees ($1.2 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. We performed a major maintenance turnaround at our El Paso refinery during the first quarter of 2006 at a cost of $22.2 million with no comparable activity in 2007.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2007, was $16.7 million, compared to $5.5 million for the six months ended June 30, 2006. The increase primarily was due to the Giant acquisition ($7.1 million) and the completion of various capital projects during 2006 and 2007 at the El Paso refinery.
     Operating Income. Operating income was $330.4 million for the six months ended June 30, 2007, compared to $126.8 million for the six months ended June 30, 2006, an increase of $203.6 million. This increase primarily is attributable to increased refinery gross margins from the El Paso refinery in the first half of 2007 compared to the first half of 2006 and the impact of the Giant acquisition ($13.9 million).
     Interest Income. Interest income for the six months ended June 30, 2007 and 2006, was $10.2 million and $3.9 million, respectively. The increase is primarily attributable to increased balances of cash for investment and a slight increase in interest rates.
     Interest Expense. Interest expense for the six months ended June 30, 2007 and 2006, was $9.5 million and $1.5 million, respectively. The increase was due to an increase in outstanding debt as a result of the Giant acquisition. In May 2007, we entered into a Term Loan Agreement under which we drew $1,125.0 million to fund the acquisition and assumed $280.0 million in debt from Giant, at face value.
     Gain (Loss) from Derivative Activities. The net loss from derivative activities was $10.5 million for the six months ended June 30, 2007, compared to a net gain of $2.1 million for the six months ended June 30, 2006. The difference between the two periods primarily was attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. Using an estimated effective tax rate of 31.9%, we recorded a provision for income taxes of $101.7 million for the six months ended June 30, 2007. Our income tax provision for the six months ended June 30, 2006 was $62.3 million. The 2006 provision included a one-time charge of $21.3 million to reflect our estimated initial deferred tax liability resulting from our change from a partnership to a corporate holding company structure in connection with our initial public offering in January 2006.

     Net Income. We reported net income of $217.5 million for the six months ended June 30, 2007, representing $3.22 net income per share for the first half of 2007 on weighted average dilutive shares outstanding of 67.5 million. For the first half of 2006, we reported a net income of $66.8 million representing $1.04 net income per share on weighted average dilutive shares outstanding of 64.3 million. The first half of 2006 net income included turnaround expense of $22.2 million and a one-time provision of $21.3 million of income tax expense to reflect our initial deferred tax liability. The impact of this one-time provision reduced our diluted earnings per share by $0.33 for the six months ended June 30, 2006.
Refining Segment
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates or discounts, and excise taxes. Net sales for the six months ended June 30, 2007, were $2,606.1 million, compared to $2,038.0 million for the six months ended June 30, 2006, an increase of $568.1 million, or 27.9%. This increase primarily resulted from higher sales volume at our El Paso refinery and the impact of the Giant acquisition. Our sales volume increased by 5.5 million barrels, or 22.2%, to 30.3 million barrels for the first half of 2007, compared to 24.8 million barrels for the first half of 2006, due to increased refinery production resulting from the expansion of our crude oil refining capacity in 2006 and a major maintenance turnaround at the El Paso refinery performed during the first quarter of 2006. Also included in our net sales for the six months ended June 30, 2007, are $300.1 million and 3.0 million barrels for one month of operations from three Giant refineries in June 2007. Our average sales price per barrel increased from $82.18 for the first half of 2006 to $86.01 for the same period in 2007.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $2,121.9 million for the six months ended June 30, 2007, compared to $1,786.4 million for the six months ended June 30, 2006, an increase of $335.5 million, or 18.8%. This increase primarily was a result of increased refinery throughput and the impact of the Giant acquisition. Our average cost per barrel of crude oil for the first half of 2007 was $61.93, compared to $66.33 for the first half of 2006, a decrease of 6.6%. Total refinery throughput for the first half of 2007 increased by 5.3 million barrels to 27.0 million barrels compared to 21.7 million barrels for the first half of 2006. Throughput from the three Giant refineries represented 9.3% of total throughput for the six months ended June 30, 2007. Refinery gross margin per throughput barrel increased from $11.59 in the first half of 2006 to $17.93 in the first half of 2007, reflecting improved industry crack spreads. For the month of June 2007, the Yorktown refinery margin was adversely impacted by the WTI-Dated Brent crude oil spread. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $17.34 and $11.34 for the six months ended June 30, 2007 and 2006, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $117.0 million for the six months ended June 30, 2007, compared to $82.0 million for the six months ended June 30, 2006, an increase of $35.0 million, or 42.7%. This increase primarily resulted from expenses associated with the three Giant refineries with no comparable activity in 2006 ($17.5 million), increased personnel costs at the El Paso refinery ($9.6 million), higher energy costs at the El Paso refinery ($4.1 million), and increased property tax expense at the El Paso refinery ($2.7 million). Direct operating expenses per throughput barrel were $4.33 for the first half of 2007, compared to $3.78 for the first half of 2006.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead and marketing expenses. Selling, general, and administrative expenses were $5.8 million for the six months ended June 30, 2007, compared to $3.6 million for the six months ended June 30, 2006, an increase of $2.2 million, or 61.1%. This increase primarily resulted from the Giant acquisition ($1.0 million) and increased professional fees ($0.6 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. We performed a major maintenance turnaround at the El Paso refinery during the first quarter of 2006 at a cost of $22.2 million with no comparable activity in 2007.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2007, was $15.9 million, compared to $5.5 million for the six months ended June 30, 2006. The increase primarily was due to the acquisition of three refineries from Giant with no comparable activity in 2006 ($6.4 million) and the completion of various capital projects during 2006 and 2007 at the El Paso refinery.
     Operating Income. Operating income was $345.4 million for the six months ended June 30, 2007, compared to $138.3 million for the six months ended June 30, 2006, an increase of $207.1 million. This increase primarily is attributable to increased refinery gross margins in the first half of 2007 compared to the first half of 2006.
Wholesale Segment
     The financial information for the six months ended June 30, 2007, includes the results of our wholesale segment acquired from Giant for one month of operations. Prior to the acquisition of Giant on May 31, 2007, we did not have wholesale operations and, therefore, no comparable information is presented.
Retail Segment
     The financial information for the six months ended June 30, 2007, includes the results of our retail segment acquired from Giant for one month of operations. Prior to the acquisition of Giant on May 31, 2007, we did not have retail operations and, therefore, no comparable information is presented.

Liquidity and Capital Resources
Cash Flows
The following table sets forth our cash flows for the periods indicated below (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Cash flows provided by operating activities	$227,991	$87,422
Cash flows used in investing activities	(1,126,680)	(80,203)
Cash flows provided by (used in) financing activities	1,099,558	(4,516)

Net increase in cash and cash equivalents	$200,869	$2,703

Cash Flows Provided By Operating Activities
     Net cash provided by operating activities for the six months ended June 30, 2007, was $228.0 million. The most significant provider of cash was our net income ($217.5 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as depreciation and amortization ($16.7 million), stock-based compensation ($7.9 million), and deferred income taxes ($6.4 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($15.9 million).
     Net cash provided by operating activities for the six months ended June 30, 2006 was $87.4 million. The most significant provider of cash was our net income ($66.8 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as deferred income taxes ($29.5 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($22.7 million).
Cash Flows Used In Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2007 was $1,126.7 million, consisting of cash used to fund the Giant acquisition ($1,056.6 million) and capital expenditures ($70.1 million). Total capital spending for the first half of 2007 included spending on the acid and sulfur gas facilities ($11.7 million), the low sulfur gasoline project ($8.8 million), the flare gas recovery system ($8.6 million), crude unit upgrades ($5.1 million), and the hydrogen plant ($2.3 million) at our El Paso refinery, the low sulfur gasoline project at our Yorktown refinery ($11.7 million), and other small improvement and regulatory projects. We expect to spend between $230.0 and $245.0 million for capital expenditures for the remainder of 2007. Of these expenditures, between $137.0 million and $150.0 million is related to Giant’s operations.
     Net cash used in investing activities, all relating to capital expenditures, for the six months ended June 30, 2006, was $80.2 million. Total capital spending at our El Paso refinery in the first half of 2006 included the purchase of the asphalt plant and terminals ($20.0 million), spending at our El Paso refinery on an ultra low sulfur diesel project ($15.2 million) and a related hydrogen plant ($7.0 million), an acid and sulfur gas plant ($10.7 million), and the first phase of a crude oil capacity expansion project ($8.9 million), as well as other small improvement and regulatory projects.
Cash Flows Provided By (Used In) Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2007, was $1,099.6 million. Cash provided by financing activities for the first half of 2007 included additions to long-term debt to fund the Giant acquisition ($1,125.0 million), partially offset by cash outflows from the repurchases of common stock ($8.2 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under Western Refining Long-Term Incentive Plan, and dividends paid ($5.5 million). Cash provided by financing activities included the excess tax benefit from stock-based compensation expense ($5.1 million).
     Net cash used in financing activities for the six months ended June 30, 2006 was $4.5 million. Cash provided by financing activities for the first half of 2006 included $295.6 million of net proceeds from our initial public offering less stock issuance costs. Cash used by financing activities for the first half of 2006 included debt repayment of $149.5 million and capital distributions paid to the partners of Western Refining, L.P. of $147.7 million immediately prior to the consummation of our initial public offering.
Working Capital
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and our existing revolving credit facility. We believe that our cash flows from operations and borrowings under our revolving credit facility will be sufficient to satisfy our expected cash needs associated with our existing operations over the next 12-month period. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I — Item 1A. “Risk Factors” in our 2006 Form 10-K, in Part II – Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and elsewhere in this report.
     Working capital at June 30, 2007, was $601.1 million, consisting of $1,329.1 million in current assets and $728.0 million in current liabilities. Working capital at December 31, 2006, was $276.7 million, consisting of $620.7 million in current assets and $344.0 million in current liabilities. In addition, we had available borrowing capacity under our 2007 Revolving Credit Agreement of $165.6 million at June 30, 2007. This available borrowing capacity, however, would have been $391.4 million instead of $165.6 million if the Giant Senior Subordinated Notes had been retired on June 30, 2007. They were retired on July 5, 2007, and the availability increased on that date.
Indebtedness
     Term Loan Credit Agreement. On May 31, 2007, in connection with the acquisition of Giant, we entered into a Term Loan Credit Agreement, or Term Loan Agreement, with a group of banks. The Term Loan Agreement has a maturity date of May 30, 2014. The Term Loan Agreement provides for loans of up to $1,400 million, of which $1,125.0 million were drawn on May 31, 2007, and $275.0 million were drawn on July 5, 2007 to pay off Giant’s 11% Senior Subordinated Notes and 8% Senior Subordinated Notes, or together the Senior Subordinated Notes. The Term Loan Agreement provides for principal payments of 0.25% of the original principal amount of the loan on a quarterly basis.
     We may request increases in the borrowing capacity under the Term Loan Agreement by an amount which, when taken together with all similarly requested increases in the borrowing capacity under the 2007 Revolving Credit Agreement discussed below, does not exceed $300 million.
     The Term Loan Agreement, which is secured by our fixed assets, including our refineries, was used to finance the Giant acquisition and for related transaction expenses. The Term Loan Agreement provides for a commitment fee of 0.75% per annum on the unused portion. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.75%. The annual interest rate at June 30, 2007, was 7.1%. The Term Loan Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage. We were in compliance with these covenants as of June 30, 2007.
     2007 Revolving Credit Agreement. On May 31, 2007, we also entered into a Revolving Credit Agreement, or the 2007 Revolving Credit Agreement, with a group of banks. The 2007 Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $500 million, and provides for letters of credit and swing line loans.
     As of June 30, 2007, we had net availability of $165.6 million due to $108.6 million in letters of credit outstanding and the available collateral. Under the terms of the 2007 Revolving Credit Agreement, availability was limited until Giant’s Senior Subordinated Notes were retired. These Notes were retired on July 5, 2007. If they had been retired as of June 30, 2007, the net availability would have been $391.4 million instead of $165.6 million.
     We may request increases in the borrowing capacity under the 2007 Revolving Credit Agreement by an amount which, when taken together with all similarly requested increases in the borrowing capacity under the Term Loan Agreement, does not exceed $300 million. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance our existing indebtedness, to finance working capital and capital expenditures, and for other general corporate purposes.
     The 2007 Revolving Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum, subject to adjustment based upon our consolidated leverage ratio, and letter of credit fees ranging from 1.25% to 2.00% per annum payable quarterly, subject to adjustment based upon our consolidated leverage ratio. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.25% to 2.00%, subject to adjustment based upon our consolidated leverage ratio. Availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. The 2007 Revolving Credit Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage.
     Senior Subordinated Notes. In connection with the Giant acquisition, we assumed debt obligations for $280.0 million (at face value) related to Giant’s 11% Senior Subordinated Notes due on 2012 and 8% Senior Subordinated Notes due on 2014. These debt obligations were recorded at fair value of $298.7 million as of May 31, 2007. On July 5, 2007, we borrowed $275.0 million under the Term Loan Agreement to call and pay off these notes. See “Term Loan Credit Agreement” above.
     2005 Revolving Credit Facility. In July 2005, Western Refining LP entered into a revolving credit facility with a group of banks, or the 2005 Revolving Credit Facility, which was amended and restated in January 2006 in connection with the closing of our initial public offering to add Western Refining, Inc. as a co-borrower and to lower the interest rates and fees charged on the facility. As a result of entering into the 2007 Credit Agreement and Term Loan Agreement described above, we terminated the 2005 Revolving Credit Facility.
     Guarantees. The Term Loan Agreement and the 2007 Revolving Credit Agreement, together the “Agreements,” and the Senior Subordinated Notes are guaranteed, on a joint and several basis, by all the subsidiaries of Western Refining, Inc. The guarantee related to the Senior Subordinated Notes terminated on July 5, 2007 concurrent with the payoff of the debt on that date. The guarantees related to the term loan and the revolving credit facility remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to amounts outstanding at any given time and due and payable under the respective agreements. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.
Letters of Credit
     Our revolving credit facility provides for the issuance of letters of credit. We obtain letters of credit and cancel them on a monthly basis depending upon our need to secure crude oil purchases. At June 30, 2007, there were $108.6 million of irrevocable letters of credit outstanding, issued almost exclusively to crude oil suppliers.

Contractual Obligations and Commercial Commitments
     In connection with the acquisition of Giant, contractual obligations, including debt, as of June 30, 2007, have increased when compared to December 31, 2006. The following table, as of June 30, 2007, reflects an update of only the significant changes to the similar table presented in our 2006 Form 10-K, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Less than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term obligations(1)	$310,749	$22,500	$22,500	$1,068,750	$1,424,499
Scheduled interest payment obligations(2)	98,980	195,574	192,392	181,360	668,306
Operating lease obligations	9,709	13,622	9,665	26,646	59,642
Purchase obligations(3)	1,013,638	988,859	—	—	2,002,497
Other obligations(4)(5)	5,775	4,949	4,949	12,374	28,047

Total obligations	$1,438,851	$1,225,504	$229,506	$1,289,130	$4,182,991

(1)	Long-term debt obligations include the Senior Subordinated Notes assumed by us in connection with the Giant acquisition. The amount included in the table is $299.5 million, which includes the call premium associated with the payoff of these notes on July 5, 2007. Our long-term debt is discussed in Note 10 to the Notes to Condensed Consolidated Financial Statements.

(2)	Scheduled interest payment obligations were calculated using interest rates applicable as of June 30, 2007, for our floating rate debt. The table excludes interest related to the Senior Subordinated Notes, which were retired on July 5, 2007. These notes were replaced with $275.0 million of additional borrowings under our Term Loan Agreement. As such, the interest payment obligations were calculated based upon $1,400.0 million of term loan debt. This is only an estimate as actual rates will vary over time.

(3)	Purchase obligations that are related to a take or pay crude oil contracts were determined by multiplying the contract volumes by the price determined under the contract as of June 30, 2007. The contracts underlying this calculation all have variable pricing arrangements. This is only an estimate as actual pricing will vary over time.

(4)	In connection with the acquisition of Giant, we are obligated to make future expenditures related to a pension plan. We cannot precisely determine our future pension expenditures beyond 2007. Included in the table is a planned contribution of $3.3 million expected to be made during the third quarter of 2007.

(5)	In connection with the acquisition of Giant, we assumed an obligation related to a pipeline transportation agreement for the delivery of crude oil into our pipeline system that supplies our Four Corners refineries. The minimum payment commitments are included in the table.
     Not included in the table are asset retirement obligations and environmental liability accruals, as these amounts are not precisely determinable. Our asset retirement obligations and environmental liabilities are discussed in Note 7 and Note 18, respectively, to the Notes to Condensed Consolidated Financial Statements.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of June 30, 2007, we held approximately 7.4 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $55.50 per barrel. As of June 30, 2007, current cost exceeded the carrying value of LIFO costs by $118.2 million. We refer to this excess as our LIFO reserve.
     In accordance with SFAS No. 133, all commodity futures contracts are recorded at fair value and any changes in fair value between periods are recorded in the other income (expense) section as gain (loss) from derivative activities.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts or price swaps and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in gain (loss) from derivative activities at the end of each period. For the three and six months ended June 30, 2007, we had $8.5 million and $10.5 million, respectively, in net realized and unrealized losses accounted for using mark-to-market accounting.
     At June 30, 2007, we had open commodity derivative instruments consisting of price swaps on 2.0 million barrels of refined products, primarily to fix margins on refined product sales for future quarters in 2007. These open instruments had total unrealized net losses at June 30, 2007, of approximately $0.3 million.
     During the six months ended June 30, 2007, we did not have any derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of June 30, 2007, $1,125.0 million of our outstanding debt was at floating interest rates of LIBOR plus 1.75% per annum. An increase in the LIBOR of 1% would increase our interest expense by $11.3 million per year. On July 5, 2007, we drew an additional $275.0 million of outstanding debt at floating interest rates of LIBOR plus 1.75%. An increase in the LIBOR rate of 1% would increase our interest expense by $3.0 million per year on the additional $275.0 million in debt.

Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently in the process of analyzing the internal controls of Giant Industries, Inc. (“Giant”), a wholly-owned subsidiary that was acquired on May 31, 2007.

Part II
Other Information
Item 1. Legal Proceedings
     On August 26, 2006, we entered into a definitive merger agreement with Giant, under which we would acquire all of the outstanding shares of Giant. On November 12, 2006, the parties entered into an amendment to the merger agreement. On May 31, 2007 the transaction closed and we acquired all of Giant’s outstanding common stock for $77.00 per share in cash.
     On November 22, 2006, Timothy Bisset filed a class action complaint in Arizona state court against Giant, its directors and us in connection with the merger. On June 25, 2007, the complaint was dismissed by the plaintiff without prejudice.
     We and Giant filed pre-merger notifications with the U.S. antitrust authorities on September 7, 2006. Prior to the closing of the acquisition, we and Giant responded to numerous information requests from the Federal Trade Commission, or FTC, and entered into various timing agreements related to the transaction. In April and May 2007, the FTC filed actions against us and Giant in the Federal District Court for the District of New Mexico and the Tenth Circuit Court of Appeals seeking to enjoin the transaction from closing. The courts ultimately ruled in our favor and the transaction closed on May 31, 2007. Since closing, the FTC has not taken any further formal action against us in connection with the acquisition. In the event that they do, we will vigorously defend ourselves.
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
Item 1A. Risk Factors
     An investment in our common shares involves risk. A discussion of the risks we faced prior to the acquisition of Giant can be found in our 2006 Form 10-K under Part I – Item 1A. “Risk Factors” and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 under Part II – Item 1A. “Risk Factors”. The acquisition of Giant has significantly changed the nature and scope of our operations. As a result, the risks we face have changed as well. In addition to the other information in this report and our other filings with the SEC, you should carefully consider the following risk factors in evaluating us and our business.
     The risks described below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, financial condition, or results of operations. If any of the risks actually occurs, our business, financial condition, or results of operations could be adversely affected. In such case, the trading price of our common shares could decline.
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
     In recent years, the prices of crude oil, other feedstocks and refined products have fluctuated substantially. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline and other refined products. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	demand for crude oil and refined products, especially in the U.S., China and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstocks and refined products imported into the U.S., which can be impacted by accidents, interruptions in transportation, inclement weather or other events affecting producers and suppliers;

•	U.S. government regulations;

•	utilization rates of U.S. refineries;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to maintain oil price and production controls;

•	development and marketing of alternative and competing fuels;

•	pricing and other actions taken by competitors that impact the market;

•	product pipeline capacity, including the Longhorn pipeline, as well as Kinder Morgan’s planned expansion of its East Line, both of which could increase supply in certain of our service areas and therefore reduce our margins;

•	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our plants, machinery or equipment, or those of our suppliers or customers; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our service areas.
     Future volatility may have a negative effect on our results of operations to the extent that the margin between refined product prices and feedstock prices narrows.
     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities; therefore, we have no control over the changing market value of these inventories. Because our inventory of crude oil and refined product is valued at the lower of cost or market value under the “last-in, first-out”, or LIFO, inventory valuation methodology, if the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold. The valuing of the Giant inventory required to be done as a result of the acquisition of Giant may make this more likely to occur in the future.
     In addition, the volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refineries affects operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a negative effect on our results of operations.

We may not realize the anticipated benefits from the acquisition of Giant Industries, Inc.
     Giant has suffered three fires at its refineries in the past year, and as a result, their insurance costs have increased and the terms of their insurance coverage have been adversely affected. Giant has also suffered increased costs associated with several major capital projects. In addition to the risks ordinarily associated with a significant merger acquisition, we are exposed to risks arising from these events and other operational risks that may affect Giant differently than they currently affect us. Although we expect to realize strategic, operational and financial benefits as a result of the Giant acquisition, we cannot predict whether and to what extent such benefits will be achieved. In particular, the success of the Giant acquisition will depend, in part, on our ability to realize anticipated refinery efficiencies and cost savings from assuming the control of Giant’s businesses. No assurances can be given that we will be able to achieve these efficiencies and cost savings.
     In addition, we will face certain challenges as we work to integrate Giant’s operations into our business. In particular, the Giant acquisition has significantly expanded our geographic scope, the types of business in which we are engaged, the number of our employees and the number of refineries we operate, thereby presenting us with significant challenges as we work to manage the substantial increases in scale resulting from the acquisition. We must integrate a large number of systems, both operational and administrative. Delays in this process could have a material adverse effect on our revenues, expenses, operating results and financial condition. In addition, events outside of our control, including changes in state and federal regulation and laws as well as economic trends, also could adversely affect our ability to realize the anticipated benefits from the Giant acquisition.
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
     Fiscal year 2004 was the first full year in which we owned and operated our integrated refinery. In addition, we acquired Giant on May 31, 2007. In light of our acquisition of the other half of the El Paso refinery in August 2003 and Giant in May 2007, our financial statements only reflect the impact of the acquisitions since those dates and therefore make comparisons with prior periods difficult. As a result, our limited historical financial performance makes it difficult for shareholders to evaluate our business and results of operations to date and to assess our future prospects and viability. Furthermore, our brief operating history has resulted in revenue and profitability growth rates that may not be indicative of our future results of operations. As a result, the price of our common stock may be volatile.
If the price of crude oil increases significantly or our credit profile changes, it could have a material adverse effect on our liquidity and limit our ability to purchase enough crude oil to operate our refineries at full capacity.
     We rely in part on borrowings and letters of credit under our $500 million revolving credit facility, or revolving credit facility, to purchase crude oil for our refineries. Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms of their invoices with us or require additional support such as letters of credit. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our creditors of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers, which could hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. In addition, if the price of crude oil increases significantly, we may not have sufficient capacity under our revolving credit facility, or sufficient cash on hand, to purchase enough crude oil to operate our refineries at planned rates. A failure to operate our refineries at planned rates could adversely affect our earnings and cash flows.

The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs or liabilities. Any significant interruptions in the operations of any of our refineries could materially and adversely affect our business, financial condition and operating results.
     Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, the following:
•	natural disasters;

•	fires;

•	explosions;

•	pipeline ruptures and spills;

•	third-party interference;

•	disruption of natural gas deliveries under our interruptible natural gas delivery contract for the El Paso refinery;

•	disruptions of electricity deliveries; and

•	mechanical failure of equipment at our refineries or third-party facilities.
     Any of the foregoing could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the properties of others. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Furthermore, in such situations, undamaged refinery processing units may be dependent on or interact with damaged process units and, accordingly, are also subject to being shut down.
     Our refineries consist of many processing units, several of which have been in operation for a long time. One or more of the units may require unscheduled downtime for unanticipated maintenance or repairs, or our planned turnarounds may last longer than anticipated. Scheduled and unscheduled maintenance could reduce our revenues and increase our costs during the period of time that our units are not operating.
     Our refining activities are conducted at our El Paso refinery in Texas, the Yorktown refinery in Virginia, and our two refineries in New Mexico. The refineries constitute a significant portion of our operating assets, and our refineries supply a significant portion of our fuel to retail operations. Prior to our acquisition of Giant, there was one fire incident at the Yorktown refinery and two fire incidents at the Gallup refinery in late 2006. Because of the significance to us of our refining operations, the occurrence of any of the events described above could significantly disrupt our production and distribution of refined products, and any sustained disruption could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to run our Four Corners refineries at increased rates.
     In 2005, Giant purchased an inactive pipeline running from Northwest New Mexico to Southwest New Mexico. The pipeline has been reversed and upgraded to transport crude oil from the Permian Basin region of West Texas and New Mexico to the Four Corners region. With this additional supply of crude oil in the Four Corners region, we intend to run our Four Corners refineries at increased rates. These refineries have been running at less than full capacity for a number of years and there is no assurance that the refinery units will be able to run at increased rates without operational problems.

We could experience business interruptions caused by pipeline shutdown.
     Our El Paso refinery, which is our largest refinery, is dependent on a 450-mile pipeline owned by Kinder Morgan, for the delivery of all of its crude oil. Because our crude oil refining capacity at the El Paso refinery is approaching the delivery capacity of the pipeline, our ability to offset lost production due to disruptions in supply with increased future production is limited due to this crude oil supply constraint. In addition, we will be unable to take advantage of further expansion of the El Paso refinery’s production without securing additional crude oil supplies or pipeline expansion. We also deliver a substantial percentage of the refined products produced at the El Paso refinery through three principal product pipelines. Any extended, non-excused downtime of our El Paso refinery could cause us to lose line space on these refined products pipelines if we cannot otherwise utilize our pipeline allocations. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, governmental regulation, terrorism, other third-party action or any other events beyond our control. A prolonged inability to receive crude oil or transport refined products on pipelines that we currently utilize could have a material adverse effect on our business, financial condition and results of operations.
     We also have a pipeline system that delivers crude oil to our Four Corners refineries and a pipeline that delivers natural gas liquids to our Gallup refinery. The Four Corners refineries are dependent on the crude oil pipeline system for the delivery of the crude oil necessary to run the refineries at increased rates. If the operation of the pipeline is disrupted because of accidents, governmental regulation, terrorism, other third-party action, or any other events beyond our control, we would not receive the crude oil necessary to run the refineries at increased rates. A prolonged inability to transport crude oil on the pipeline system could have a material adverse effect on our business, financial condition and results of operations.
     Certain rights-of-way for our crude oil pipeline system must be renewed periodically, including some that have expired, which are in the process of renewal, and others that expire in the next few years. We expect that substantial lead time will be required to negotiate and complete renewal of these rights-of-way and that the costs of renewal for certain of the rights-of-way may be significant. Our inability to successfully renew these rights-of-way would negatively impact our ability to use the crude oil pipeline systems which could have a material adverse effect on our business, financial condition and results of operations.
Severe weather, including hurricanes, could interrupt the supply of some of our feedstocks.
     Crude oil supplies for the El Paso refinery come from the Permian Basin in Texas and New Mexico and therefore are generally not subject to interruption from severe weather, such as hurricanes. We, however, obtain certain of our feedstocks for the El Paso refinery, such as alkylate, and some refined products we purchase for resale, by pipeline from Gulf Coast refineries. We also rely on transported feedstocks to produce a portion of our Phoenix CBG and other refined products. In addition, we currently depend on rail shipments of sulfuric acid to and from acid regeneration facilities in Louisiana to conduct our El Paso refining operations. These Gulf Coast refineries and acid regeneration facilities are subject to damage or production interruption from hurricanes or other severe weather. If our supply of feedstocks or sulfuric acid is interrupted for the El Paso refinery, our business, financial condition and results of operations would be adversely impacted.
     Our Yorktown refinery is located on land that lies along the York River in York County, Virginia. It is situated adjacent to its own deep-water port on the York River. All of the crude oil used by the refinery is delivered by crude oil tankers and most of the finished products sold by the refinery are shipped out by barge, with the remaining amount shipped out by truck or rail. As a result of its location, the refinery is subject to damage or interruption of operations and deliveries of both crude oil and finished products from hurricanes or other severe weather. A prolonged interruption of operations or deliveries could have a material adverse effect on our business, financial condition and results of operations.

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
     We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production. Competitors that have their own production are at times able to offset losses from refining operations with profits from producing, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual consumers. If we are unable to compete effectively with these competitors, both within and outside of our industry, there could be a material adverse effect on our business, financial condition and results of operations.
     The Longhorn refined products pipeline, which was completed in late 2004, runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd. This pipeline provides Gulf Coast refiners and other shippers with improved access to West Texas and New Mexico. In addition, Kinder Morgan announced in 2006 that it had completed its expansion of the East Line between El Paso and Tucson to approximately 147,000 bpd, and 99,000 bpd between Tucson and Phoenix. Kinder Morgan also announced further expansion of the East Line would be completed in late 2007. Any additional supply provided by these pipelines could lower prices and increase price volatility in areas that we serve and could adversely affect our sales and profitability.
     Portions of our operations in the Southwest region may be impacted by competitors’ plans, as well as plans of our own, for expansion projects and refinery improvements that could increase the production of refined products in New Mexico. In addition, we anticipate that lower quality crude oils, which are typically less expensive to acquire, can and will be processed by our competitors as a result of refinery improvements. These developments could result in increased competition in the areas in which we operate.
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

     EPA has issued rules pursuant to the Clean Air Act that require refiners to reduce the sulfur content of gasoline and highway diesel fuel by various specified dates. We are incurring substantial costs to comply with EPA’s low sulfur rules. The Yorktown refinery is subject to a compliance plan agreed to by EPA that modified the timetable for the refinery to comply with the rules and requires the refinery to produce specified volumes of compliant product by various dates. Failure to comply with the Clean Air Act rules as they apply to our refineries, including the Yorktown compliance plan, has resulted, and could result in the future, in us having to purchase credits and/or sell more high sulfur heating oil than otherwise would be the case. At most times, high sulfur heating oil sells for a lower margin than ultra low sulfur diesel fuel. Failure to comply with the Yorktown compliance plan also could result in EPA modifying or revoking the compliance plan. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
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
     Our operations, and those of prior owners or operators of our properties, have previously resulted in spills, discharges or other releases of petroleum or hazardous substances into the environment, and such spills, discharges or releases could also happen in the future. Past or future spills related to any of our operations, including our refineries, product terminals or transportation of refined products or hazardous substances from those facilities, may give rise to liability (including strict liability, or liability without fault, and cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under the Comprehensive Environmental Responsibility, Compensation and Liability Act, or CERCLA, for contamination of properties that we currently own or operate and facilities to which we transported or arranged for the transportation of wastes or by-products for use, treatment, storage or disposal, without regard to fault or whether our actions were in compliance with law at the time. Our liability could also increase if other responsible parties, including prior owners or operators of our facilities, fail to complete their clean-up obligations. Based on current information, we do not believe these liabilities are likely to have a material adverse effect on our business, financial condition or results of operations, but in the event that new spills, discharges or other releases of petroleum or hazardous substances occur or are discovered or there are other changes in facts or in the level of contributions being made by other responsible parties, there could be a material adverse effect on our business, financial condition and results of operations.
     In addition, we may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances located at or released from our refineries or otherwise related to our current or former operations. We may also face liability for personal injury, property damage, natural resource damage or for clean-up costs for the alleged migration of contamination or other hazardous substances from our refineries to adjacent and other nearby properties.
We are involved in a number of MTBE lawsuits and in a “hot fuel” lawsuit.
     Lawsuits have been filed in numerous states alleging that MTBE, a blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages.
     As a result of the acquisition of Giant, subsidiaries of ours are defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, and New Mexico. Due to Giant’s historical operations in New Mexico, including retail sites, there is potentially greater risk in connection with the New Mexico litigation than in the litigation in the Eastern states where Giant has only operated since 2002 and has no retail operations.
     In addition, Western has been named as a defendant in the lawsuit filed in New Mexico. Western understands that the case has been transferred to the Southern District of New York by the Judicial Panel on Multidistrict Litigation and that an amended complaint has been filed. Western has not been served with a summons and complaint, nor has Western made an appearance in this litigation. If Western is served with a summons and made an active defendant in this matter, Western will vigorously defend itself.
     We intend to vigorously defend these lawsuits. Because potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable and we cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, we have not recorded a liability for these lawsuits.
     In March 2007, a class action lawsuit was filed in New Mexico naming numerous retail suppliers of motor fuel as defendants, including subsidiaries of ours. Among other things, the lawsuit alleges that, by consciously selling gasoline at a temperature greater than 60° Fahrenheit, the defendants are depriving consumers of the full amount of energy that should be delivered when gasoline is delivered at a cooler temperature. Plaintiffs seek an unspecified amount of damages and also seek to require the defendants to install temperature-adjustment devices at the pumps. Similar class action lawsuits have been filed in several other jurisdictions, and have been consolidated for pretrial proceedings in a single multi-district litigation. We intend to vigorously defend this lawsuit. Because potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable and if it can be reasonably estimated. Accordingly, we have not recorded a liability for this lawsuit.
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
We have a significant amount of indebtedness.
     As of June 30, 2007, our total debt was approximately $1,423.7 million and our stockholders’ equity was approximately $737.3 million. We currently have a $500.0 million revolving credit facility. At June 30, 2007, we had net availability of $165.6 million due to $108.6 million in letters of credit outstanding and the available collateral, and we did not have direct borrowings. Our level of debt may have important consequences to you. Among other things, it may:
•	limit our ability to use our cash flow, or obtain additional financing, for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	restrict our ability to pay dividends;

•	require a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry conditions;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions and, to the extent of our outstanding debt under our floating rate debt facilities, the impact of increases in interest rates.
     We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our revolving credit facility in amounts sufficient to enable us to service our debt or meet our working capital and capital expenditure requirements. If we cannot do so, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. In addition, our ability to incur additional debt will be restricted under the covenants contained in our revolving credit facility and term loan facility.
Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
     Our revolving credit facility and term loan facility contain covenants and events of default that may limit our financial flexibility and ability to undertake certain types of transactions. For instance, we are subject to negative covenants that restrict our activities, including restrictions on:
•	creating liens;

•	engaging in mergers, consolidations and sales of assets;

•	incurring additional indebtedness;

•	providing guarantees;

•	engaging in different businesses;

•	making investments;

•	making certain dividend, debt and other restricted payments;

•	engaging in certain transactions with affiliates; and

•	entering into certain contractual obligations.
     We are also subject to financial covenants that require us to maintain specified financial ratios and to satisfy other financial tests. If we fail to satisfy the covenants set forth in either facility or another event of default occurs under either facility, the maturity of the loans could be accelerated or we could be prohibited from borrowing for our working capital needs and issuing letters of credit. If the loans are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness, or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all. If we cannot borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, or curtail our operations.

Our ability to pay dividends in the future is limited by contractual restrictions and cash generated by operations.
     We currently pay a quarterly dividend. We are a holding company, however, and all of our operations are conducted through our subsidiaries. Consequently, we will rely on dividends or advances from our subsidiaries to fund our dividends. The ability of our operating subsidiaries to pay dividends and our ability to receive distributions from that entity are subject to applicable local law and other restrictions including, but not limited to, restrictions in our revolving credit facility and term loan facility, including minimum operating cash and net worth requirements. Such laws and restrictions could limit the payment of dividends and distributions to us, which would restrict our ability to pay dividends. In addition, our payment of dividends will depend upon our ability to generate sufficient cash flows. Our board of directors will review our dividend policy periodically in light of the factors referred to above, and we cannot assure you of the amount of dividends, if any, that may be paid in the future.
Changes to the current tax laws could result in the imposition of entity level state taxation on one of our operating subsidiaries, which would result in a reduction in our anticipated cash flow.
     One of our operating subsidiaries is organized as a partnership. A partnership generally is not subject to entity level state franchise tax in the jurisdictions in which it is organized or operates. Current laws may change, however, subjecting our partnership operating subsidiary to entity level state taxation. For example, because of state budget deficits, in May 2006, the State of Texas enacted a new business tax that is imposed on our gross margin to replace the State’s current franchise tax. The new legislation’s effective date is January 1, 2008, which means that our first Texas Margins Tax (“TMT”) return will not become due until May 15, 2008, and will be based on our 2007 operations. Although the new TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of the tax make it similar to an income tax. Therefore, we will account for the new TMT as an income tax. The impact of the TMT is expected to increase our effective tax rate by up to 1%.
Our insurance policies do not cover all losses, costs or liabilities that we may experience.
     Our insurance coverage does not cover all potential losses, costs or liabilities. The business interruption insurance coverage applicable to the historic Western operation does not apply unless a business interruption exceeds 45 days and the loss exceeds $1 million.
     Primarily due to the fires experienced at the Giant refineries in 2005 and 2006, the cost of insurance coverage for the historic Giant operations coverage increased. In addition, the deductible for property insurance for such operations was increased to $10 million and the deductible for business interruption was increased to $10 million and the waiting period was lengthened to a minimum of 90 days.
     We could suffer losses for uninsurable or uninsured risks or in amounts in excess of our existing insurance coverage. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. In addition, if we experience any more insurable events, our annual premiums could increase further or insurance may not be available at all. The occurrence of an event that is not fully covered by insurance or the loss of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to successfully implement our business strategies.
     Our business strategies include the implementation of several capital expenditure projects designed to increase the productivity and profitability of our refineries. Many factors beyond our control may prevent or hinder our implementation of some or all of our planned capital expenditure projects or lead to cost overruns, including new or more expensive obligations to comply with environmental regulations, a downturn in refining margins, technical or mechanical problems, lack of available capital and other factors. Failure to successfully implement these profit-enhancing strategies on a timely basis or at all may adversely affect our business prospects and competitive position in the industry.
     In addition, a component of our growth strategy is to selectively acquire complementary assets in order to increase earnings and cash flow. Our ability to do so will be dependent upon several factors, including our ability to identify attractive acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets, obtain financing to fund acquisitions and to support our growth, and many other factors beyond our control. Risks associated with acquisitions include those relating to:
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
     Our future performance depends to a significant degree upon the continued contributions of our senior management team, including our President and Chief Executive Officer, Executive Vice President, Executive Vice President-Refining, Chief Administrative Officer and Assistant Secretary, Chief Financial Officer, and Senior Vice President-Legal, Secretary and General Counsel. We do not currently maintain key man life insurance with respect to any member of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers, and other companies operating in our industry. To the extent that the services of members of our senior management team would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our company. We may not be able to locate or employ such qualified personnel on acceptable terms, or at all.
A substantial portion of our refining workforce is unionized, and we may face labor disruptions that would interfere with our operations.
     As of June 30, 2007, we employed 3,341 people, 230 of whom at the El Paso refinery and 141 of whom at the Yorktown refinery were covered by collective bargaining agreements. The collective bargaining agreements both expire in 2009. We may not be able to renegotiate our collective bargaining agreements on satisfactory terms, or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our business, financial condition and results of operations.

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
     While we currently maintain some insurance that provides coverage against terrorist attacks, such insurance has become increasingly expensive and difficult to obtain. As a result, insurance providers may not continue to offer this coverage to us on terms that we consider affordable, or at all.
Our operating results are seasonal and generally lower in the first and fourth quarters of the year.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, oxygenate is added to the gasoline in our service areas during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in the Southwest region of the United States is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes, and heating oil.
We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.
     We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 as of December 31, 2007. In addition, we are in the process of analyzing the internal controls of Giant, a wholly-owned subsidiary we acquired on May 31, 2007. We cannot, be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or the New York Stock Exchange, or NYSE. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets, and our stock price may be adversely affected.
Our controlling stockholders may have conflicts of interest with other stockholders in the future.
     Mr. Paul Foster, our President and Chief Executive Officer, and Messrs. Jeff Stevens (our Executive Vice President), Ralph Schmidt (our former Chief Operating Officer and a current director) and Scott Weaver (our Chief Administrative Officer and Assistant Secretary) own approximately 59% of our common stock. As a result, Mr. Foster and the other members of this management group will be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as this group continues to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions, including whether to pursue or consummate potential mergers or acquisitions, asset sales and other significant corporate transactions. The interests of Mr. Foster and the other members of this management group may not coincide with the interests of other holders of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of
			Shares Purchased
		Average Price	as Part of a	Maximum Number of
	Total Number	Paid per Share	Publicly	Shares that May Yet
	of Shares	(Including	Announced	Be Purchased Under
Period	Purchased	Commissions)	Program	the Plans or Programs
April 1 to April 30, 2007 (1)	882	$38.44	N/A	N/A
May 1 to May 31, 2007	—	—	N/A	N/A
June 1 to June 30, 2007 (1)	82,838	55.10	N/A	N/A

Total	83,720	54.93	N/A	N/A

(1)	These repurchases were in private transactions directly with certain of our employees to provide funds to satisfy payroll withholding taxes for such employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan. The repurchased shares are now held by the Company as treasury shares.

Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on May 15, 2007. As of March 26, 2007, there were outstanding 68,293,678 shares of common stock, par value $0.01 per share of the Company, of which 65,221,106 shares were represented in person or by valid proxy. The following directors were elected to serve a three-year term until the 2010 annual meeting of stockholders:

Director	Votes For	Votes Withheld	Not Voted
Jeff A. Stevens	61,045,052	4,176,054	0
Ralph A. Schmidt	61,252,407	3,968,699	0
William D. Sanders	64,378,013	843,093	0
     In addition, Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

Votes for	Votes Against	Abstain	Not Voted
65,052,075	124,272	44,737	22

Item 6. Exhibits

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	August 13, 2007
Gary R. Dalke	(Principal Financial Officer)

Exhibit Index

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.