Form 10-Q
period 2007-09-30
Western Refining, Inc.
filed 2007-11-08
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32721
WESTERN REFINING, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3472415
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6500 Trowbridge Drive	79905
El Paso, Texas (Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2007, there were 68,083,221 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Forward-Looking Statements
     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources, and other financial and operating information. Forward-looking statements also include those regarding growth in areas we do business, the anticipated impact of any recent accounting pronouncements or critical accounting policies and estimates, future expenditures and future contributions related to pension and postretirement obligations, the impact on our business of state and federal regulatory requirements, our ability to satisfy certain regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, the adequacy of our insurance to cover the costs of the remaining agreed to remediation activities at the Southside of the El Paso refinery, projected costs to comply with the Environmental Protection Agency, or EPA, refinery initiative, our ability to comply with the Yorktown clean-up plan with EPA, the 2005 air settlement agreement with the New Mexico Environmental Department, or NMED, for the Four Corners refineries, and the 2007 final administrative compliance order with NMED for the clean-up of the Bloomfield refinery, the settlement we reached regarding Federal Energy Regulatory Commission Reparations, the impact of the New Mexico methyl tertiary butyl ether litigation, the impact of the New Mexico “hot fuels” litigation, our ability to settle the insurance claims relating to the 2006 fire at our Yorktown refinery, our ability to comply with the EPA’s low sulfur fuel requirements, the timing of completion of the acid and sulfur gas facilities at the El Paso refinery, annual commitments for services to E.I. du Pont de Nemours, or DuPont, for sulfuric acid regeneration and sulfur gas processing at the El Paso refinery, future operational or refinery efficiencies and cost savings, our ability to obtain additional pipeline capacity on the Kinder Morgan East Line, our ability to operate our crude oil transportation pipeline system and run the Four Corners refineries at increased rates, the ability of the Yorktown refinery to obtain cost-advantaged feedstocks, our ability to service the indebtedness incurred in connection with the Giant acquisition, our ability to recover costs from BP Corporation North America, Inc. and BP Products North America Inc., collectively BP, for the Yorktown refinery remediation costs, accretion and future throughput capacity, projections of financial strength and flexibility, future refinery utilization rates, future refining capacity, growth of our asset portfolio, improvement in our crude oil processing capability, our ability to increase our production of higher-value refined product, future amounts of sour and heavy crude processing, future costs of West Texas Sour, or WTS, crude oils compared to West Texas Intermediate, or WTI, crude oils, future cost of feedstocks, whether our refined products will continue to sell at a premium to those on the Gulf Coast, demand and seasonal demand for gasoline and diesel in our service areas, seasonal price fluctuations for refined products, the seasonality of operating results, our ability to mitigate the financial impact of planned downtime, timing of future maintenance turnarounds, projected capital expenditure amounts, the amount or sufficiency of future cash flows and earnings growth, and our ability to manage our inventory price exposure through commodity derivative instruments. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
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
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	changes in crack spreads;

ii

•	changes in the sweet/sour spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil;

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects;

•	our ability to realize the synergies from the Giant acquisition;

•	our ability to manage the liabilities we assumed in connection with the Giant acquisition;

•	changes in the credit ratings assigned to our debt instruments;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, safety, and other laws, policies and regulations and enforcement initiatives;

•	operating hazards, natural disasters, casualty losses, and other matters beyond our control; and

•	other factors discussed in more detail under Part I — Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, or 2006 10-K, under Part II — Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2007 and for the quarter ended June 30, 2007, and under Part II — Item 1A. “Risk Factors” of this report, which are incorporated herein by this reference.
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

iii

Part I
Financial Information
Item 1. Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$266,172	$263,165
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $0.8 million as of September 30, 2007	348,450	183,442
Inventories	550,448	160,152
Prepaid expenses	16,755	4,049
Other current assets	70,569	9,786

Total current assets	1,252,394	620,594
Property, plant, and equipment, net	1,643,572	255,877
Goodwill	319,216	—
Other assets, net of amortization	101,728	32,052

Total assets	$3,316,910	$908,523

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$655,471	$301,633
Accrued liabilities	94,332	36,547
Dividends payable	4,085	2,730
Current deferred income tax liability, net	45,746	3,075
Current portion of long-term debt	13,000	—

Total current liabilities	812,634	343,985

Long-term liabilities:
Long-term debt, net of current portion	1,287,000	—
Deferred income tax liability, net	360,480	17,401
Postretirement and other liabilities	73,647	25,536

Total long-term liabilities	1,721,127	42,937

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 67,909,185 and 67,107,725 shares issued, respectively	674	669
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	361,608	340,908
Retained earnings	447,049	193,813
Accumulated other comprehensive loss, net of tax	(8,348)	(8,738)
Treasury stock, 494,810 and 211,169 shares, respectively, at cost	(17,834)	(5,051)

Total stockholders’ equity	783,149	521,601

Total liabilities and equity	$3,316,910	$908,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$2,232,890	$1,174,071	$4,886,063	$3,212,014
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,977,070	1,015,931	4,133,327	2,802,272
Direct operating expenses (exclusive of depreciation and amortization)	126,590	44,513	248,560	125,426
Selling, general and administrative expenses	27,783	9,640	55,589	25,825
Maintenance turnaround expense	13,665	—	13,665	22,196
Depreciation and amortization	20,687	3,858	37,374	9,311

Total operating costs and expenses	2,165,795	1,073,942	4,488,515	2,985,030

Operating income	67,095	100,129	397,548	226,984
Other income (expense):
Interest income	6,599	3,020	16,774	6,916
Interest expense	(22,476)	(397)	(31,974)	(1,847)
Amortization of loan fees	(750)	(125)	(1,164)	(375)
Write-off of unamortized loan fees	—	—	—	(1,961)
Loss on early extinguishment of debt	(774)	—	(774)	—
Gain (loss) from derivative activities	9,106	5,452	(1,453)	7,437
Other income (expense)	193	574	(778)	539

Income before income taxes	58,993	108,653	378,179	237,693
Provision for income taxes	(12,371)	(21,554)	(114,040)	(83,835)

Net income	$46,622	$87,099	$264,139	$153,858

Net earnings per share:
Basic	$0.69	$1.31	$3.94	$2.37
Diluted	$0.69	$1.30	$3.91	$2.36

Weighted average common shares outstanding:
Basic	67,246	66,617	67,095	64,923
Diluted	67,683	67,182	67,566	65,274

Cash dividends declared per share	$0.06	$0.04	$0.16	$0.12
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$264,139	$153,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,374	9,311
Amortization of loan fees	1,164	375
Write-off of unamortized loan fees	—	1,961
Loss on early extinguishment of debt	774	—
Stock-based compensation expense	12,872	10,399
Deferred income taxes	(1,430)	20,430
Excess tax benefit from stock-based compensation	(7,833)	(854)
Changes in operating assets and liabilities:
Accounts receivable	60,415	(64,607)
Inventories	(135,083)	(12,880)
Prepaid expenses	951	(705)
Other assets	(40,149)	(6,118)
Deferred compensation payable	(394)	(27,950)
Accounts payable	108,937	31,699
Accrued liabilities	(39,963)	12,768
Postretirement and other long-term liabilities	(5,059)	125

Net cash provided by operating activities	256,715	127,812

Cash flows from investing activities:
Capital expenditures	(165,776)	(96,185)
Giant acquisition, net of cash acquired	(1,056,935)	(15,510)

Net cash used in investing activities	(1,222,711)	(111,695)

Cash flows from financing activities:
Additions to long-term debt	1,400,000	—
Payments on long-term debt	(399,499)	(149,500)
Deferred financing costs	(17,000)	—
Proceeds from sale of common stock	—	295,557
Dividends paid	(9,548)	(5,472)
Capital distributions paid to partners	—	(147,734)
Repurchases of common stock	(12,783)	(2,949)
Excess tax benefit from stock-based compensation	7,833	854
Other	—	246

Net cash provided by (used in) financing activities	969,003	(8,998)

Net increase in cash and cash equivalents	3,007	7,119
Cash and cash equivalents at beginning of period	263,165	180,831

Cash and cash equivalents at end of period	$266,172	$187,950

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Income taxes	$157,461	$55,394
Interest	33,984	1,822
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
1. Organization and Basis of Presentation
     The “Company” or “Western” may be used to refer to Western Refining, Inc. and, unless the context otherwise requires, its subsidiaries. Any references to the “Company” as of a date prior to September 16, 2005 (the date of Western Refining, Inc.’s formation) are to Western Refining Company, L.P. (“Western Refining LP”). On May 31, 2007, the Company completed the acquisition of Giant Industries, Inc. (“Giant”). Any references to the “Company” prior to this date exclude the operations of Giant. For more information on the acquisition of Giant, see Note 3, “Acquisition of Giant Industries, Inc.,” below.
     The Company, through its subsidiaries, is engaged in the business of refining crude oil into gasoline, diesel fuels, and other refined products, and selling its products, as well as refined products purchased from third parties, to various customers located in the Southwest region of the U.S., Northern Mexico, and on the East Coast, primarily in Virginia, Maryland and North Carolina. The Company operates four refineries, one on the East Coast and three in the Southwest region of the United States. In addition, the Company’s wholesale group distributes commercial wholesale petroleum products primarily in Arizona, New Mexico and Southern California. The Company markets a portion of its refined products through its 156 service stations located in Arizona, New Mexico and Colorado.
     The Company’s operations include three business segments: the refining group; the wholesale group; and the retail group. See Note 4, “Segment Information” for a further discussion of the Company’s business segments.
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
     The net proceeds from this offering were used to repay Western Refining LP’s $149.5 million of outstanding term loan debt and to replenish cash that was used to fund a $147.7 million distribution to the partners of Western Refining LP immediately prior to the completion of the offering. In connection with the repayment of the outstanding term loan debt, the Company recorded a write-off of unamortized loan fees of $2.0 million in the first quarter of 2006.
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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
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
     Purchase Accounting. The Company accounted for the acquisition of Giant under the purchase method as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), with Western as the accounting acquirer. In accordance with the purchase method of accounting, the price paid by the Company for Giant has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the purchase price over fair value of the net assets acquired represents goodwill that will be allocated to the reporting units and subject to annual impairment testing.
     The Company has performed a preliminary purchase price allocation for the acquisition of Giant on May 31, 2007. The estimated fair values of the assets acquired and liabilities assumed were based on internal estimates and are subject to change pending the completion of an independent appraisal and other evaluations that are currently expected to be completed by the end of 2007. Refer to Note 3, “Acquisition of Giant Industries, Inc.,” below, for a summary of the preliminary purchase price allocation. The difference between the purchase price and the preliminary fair value of net identifiable assets and liabilities was recorded as goodwill. Upon finalization of the purchase price allocation, any resulting goodwill will be allocated to the Company’s reporting units.
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
     Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost less impairment write-offs. The Company tests goodwill for impairment at the reporting unit level annually. In addition, goodwill of that reporting unit is tested for impairment if any events or circumstances arise during a quarter that indicate goodwill of a reporting unit might be impaired. The Company has elected July 1 as its annual goodwill impairment test date for all of its reporting units. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize goodwill.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
     The Company applies SFAS No. 142 in determining the useful economic lives of intangible assets that are acquired. SFAS No. 142 requires the Company to amortize intangible assets, such as right-of-ways, licenses and permits over their economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s economic useful life is determined to be indefinite, then that asset is not amortized. The Company considers factors such as the asset’s history, its plans for that asset, and the market for products associated with the asset when the intangible asset is acquired. The Company considers these same factors when reviewing the economic useful lives of our existing intangible assets as well. The Company reviews the economic useful lives of its intangible assets at least annually and accounts for impairment losses on intangible assets in accordance with SFAS No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
     Reclassifications. Certain reclassifications, which the Company determined to be immaterial, have been made to prior balances to conform to the current presentation.
     Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) published SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 is intended to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. The Company is evaluating the impact that SFAS No. 157 will have on its financial position or results of operations.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
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
3. Acquisition of Giant Industries, Inc.
     On May 31, 2007, the Company completed the acquisition of Giant. Under the terms of the merger agreement, Western acquired 100% of Giant’s 14,639,312 shares outstanding for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In connection with the acquisition, the Company borrowed an additional $275.0 million on July 5, 2007, when it retired Giant’s 8% and 11% Senior Subordinated Notes. See Note 10, “Long-term Debt,” below.
     Giant’s operations include three crude oil refineries, a crude oil transportation and gathering pipeline system, two finished products distribution terminals, a fleet of crude oil and finished product truck transports, a chain of retail service station/convenience stores, and wholesale petroleum products distribution facilities.
     A preliminary purchase price allocation has been performed based on estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The final purchase price allocation is pending the completion of an independent appraisal and other evaluations that are currently expected to be completed by the end of 2007. As a result of the preliminary purchase price allocation, during the second quarter of 2007, the Company recorded goodwill of $249.6 million; property, plant, and equipment of $1,384.1 million; intangible assets of $67.7 million; deferred tax liabilities of $395.8 million; and various other net liabilities of $156.8 million. Since making the preliminary purchase price allocation, the Company gathered additional data and refined certain assumptions used for the valuation. The revised purchase price and the preliminary purchase price allocation as of May 31, 2007 were as follows (in thousands):

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Cash consideration of $77.00 for each common share outstanding of Giant	$1,127,227
Transaction costs	21,942

Total purchase price	$1,149,169

Net working capital	$191,773
Property, plant, and equipment	1,252,347
Intangible assets	72,068
Goodwill	319,216
Other assets	12,173
Long-term debt assumed	(298,725)
Deferred income taxes (non-current)	(345,915)
Other liabilities	(53,768)

Total purchase price	$1,149,169

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

	Three Months
	Ended	Nine Months Ended
	September 30,	September 30,
	2006	2007	2006
Net sales	$2,126,969	$6,372,146	$5,744,189
Operating income	168,328	398,474	346,872
Net income	112,730	231,492	182,915

Basic earnings per share	$1.69	$3.45	$2.82
Diluted earnings per share	1.68	3.43	2.80
     The unaudited pro forma amounts presented in the table above are for informational purposes only and are not intended to be indicative of the results that actually would have occurred. Actual results could have differed significantly had the Company owned Giant for the periods presented. Furthermore, the unaudited pro forma financial information is not necessarily indicative of the results of future operations.
     The pro forma results of operations for the three and nine months ended September 30, 2007 include charges totaling $28.9 million related to change of control and severance payments made to certain Giant employees and $33.4 million related to estimated remediation costs associated with the Yorktown refinery. See Note 18, “Contingencies” for more information on the environmental matters.
4. Segment Information
     The Company is organized into three operating segments based on manufacturing and marketing criteria and the nature of their products and services, their production processes, and their type of customers. These segments are

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
the refining group, the wholesale group, and the retail group. A description of each segment and its principal products follows:
     Refining Group. The Company’s refining group operates four refineries: one in El Paso, Texas (El Paso refinery), two in the Four Corners region of Northern New Mexico, one near Gallup and one in Bloomfield, (Four Corners refineries), and one in Yorktown, Virginia (Yorktown refinery). It also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, two finished products distribution terminals, four asphalt distribution terminals, and a fleet of crude oil and finished product trucks. The four refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. The Company also acquires finished products through exchange agreements and from various third-party suppliers. The Company sells these products through its own service stations, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies.  The Company purchases crude oil, other feedstocks, and blending components from various suppliers.
     Retail Group. The Company’s retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s refining group or wholesale group supply the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and food products from various suppliers. At September 30, 2007, the Company’s retail group operated 156 service stations with convenience stores or kiosks located in Arizona, New Mexico and Colorado.
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
     The total assets of each segment consist primarily of cash and cash equivalents, net property, plant and equipment, inventories, net accounts receivable, and other assets directly associated with the segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents, various accounts receivable, net property, plant and equipment, and other long-term assets. Fixed assets include the fair value of the assets acquired from Giant based on a preliminary valuation. The final valuation is pending the completion of an independent appraisal that is currently expected to be completed by the end of 2007.
     Disclosures regarding the Company’s reportable segments with a reconciliation to consolidated totals for the three and nine months ended September 30, 2007 and 2006, are presented below. Prior to May 31, 2007, the Company operated as one business segment and all sales were derived from external customers. Financial information for 2007 includes the operations of Giant for the four months ended September 30, 2007 only.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	For the Three Months Ended September 30, 2007
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,675,469	$188,537	$368,872	$12	$2,232,890
Intersegment revenues (1)	426,661	9,437	49,317	—	—
Depreciation and amortization	17,528	1,537	1,145	477	20,687
Capital expenditures	90,434	2,237	1,776	1,218	95,665

Operating income (loss)	74,037	6,774	3,713	(17,429)	67,095
Other income (expense), net					(8,102)

Income before income taxes					$58,993

(1)	Intersegment revenues of $485.4 million have been eliminated in consolidation.

	For the Nine Months Ended September 30, 2007
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$4,138,560	$253,889	$493,602	$12	$4,886,063
Intersegment revenues (1)	569,641	12,611	70,338	—	—
Depreciation and amortization	33,458	2,023	1,366	527	37,374
Capital expenditures	159,204	2,811	2,029	1,732	165,776

Operating income (loss)	418,885	9,084	5,526	(35,947)	397,548
Other income (expense), net					(19,369)

Income before income taxes					$378,179

Total assets, excluding goodwill, at September 30, 2007	$2,352,190	$164,375	$179,642	$301,487	$2,997,694
Goodwill					319,216

Total assets at September 30, 2007					$3,316,910

(1)	Intersegment revenues of $652.6 million have been eliminated in consolidation.

	For the Three Months Ended September 30, 2006
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,174,071	$—	$—	$—	$1,174,071
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	3,858	—	—	—	3,858
Capital expenditures	15,982	—	—	—	15,982

Operating income (loss)	107,189	—	—	(7,060)	100,129
Other income (expense), net					8,524

Income before income taxes					$108,653

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	For the Nine Months Ended September 30, 2006
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$3,212,014	$—	$—	$—	$3,212,014
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	9,311	—	—	—	9,311
Capital expenditures	96,185	—	—	—	96,185

Operating income (loss)	245,900	—	—	(18,916)	226,984
Other income (expense), net					10,709

Income before income taxes					$237,693

Total assets at September 30, 2006	$650,222	$—	$—	$184,646	$834,868

5. Inventories
     Inventories were as follows as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(In thousands)
Refined products	$264,141	$66,772
Crude oil and other raw materials	260,407	93,380
Lubricants	15,072	—
Convenience store merchandise	10,828	—

Inventories	$550,448	$160,152

     The Company determines market value inventory adjustments by evaluating crude oil and refined products inventory on an aggregate basis by geographic region using primarily the LIFO valuation method. The Company estimates the interim LIFO reserve based on the expected year-end inventory volumes due to fluctuations in inventory. The excess of the current cost of inventories over LIFO cost was $179.0 million at September 30, 2007, and $82.5 million at December 31, 2006. LIFO cost per barrel of the Company’s refined products and crude oil and other raw materials inventories as of September 30, 2007 and December 31, 2006 is shown below:

	September 30, 2007			December 31, 2006
	(In thousands, except cost per barrel)
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
Refined products (1)	3,907	$264,141	$67.61	1,500	$66,772	$44.51
Crude oil and other raw materials (2)	4,956	260,407	52.54	2,398	93,380	38.94

	8,863	$524,548	59.18	3,898	$160,152	41.09

(1)	Balance as of September 30, 2007, includes 2.31 million barrels from Giant.

(2)	Balance as of September 30, 2007, includes 2.65 million barrels from Giant.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
6. Property, Plant, and Equipment
     The Company’s fixed assets as of September 30, 2007 include the fair values of the assets acquired from Giant based on a preliminary valuation. The final fixed asset valuation is pending the completion of an independent appraisal that is currently expected to be completed by the end of 2007.

	As of	As of
	September 30,	December 31,
	2007	2006
	(In thousands)
Refinery facilities and related equipment	$1,219,183	$206,799
Pipelines, terminals and transportation equipment	94,210	11,445
Retail and wholesale facilities and related equipment	138,009	—
Other	8,370	13
Construction in progress	249,282	64,952

	1,709,054	283,209
Accumulated depreciation	(65,482)	(27,332)

Property, plant and equipment, net	$1,643,572	$255,877

     The estimated useful lives of depreciable assets used to determine depreciation expense were as follows:

Refinery facilities and related equipment	3 – 24 years
Pipelines, terminals and transportation equipment	7 – 30 years
Wholesale facilities and related equipment	3 – 20 years
Retail facilities and related equipment	3 – 30 years
Other	2 – 15 years
     These useful lives were used in the preliminary valuation of the acquired Giant assets.
     The Company capitalized $2.2 million and $2.7 million of interest expense for the three and nine months ended September 30, 2007, respectively. No interest was capitalized for the three months ended September 30, 2006 and less than $0.1 million was capitalized for the nine months ended September 30, 2006.
7. Asset Retirement Obligations
     In conjunction with the Giant acquisition, the Company assumed asset retirement obligations (“ARO”) related to the prior operations of Giant. The Company accounts for AROs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). The estimated fair value of the ARO is based on the estimated current cost escalated to an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until the Company settles the liability. The legally restricted assets that are set aside for purposes of settling ARO liabilities were $0.4 million as of September 30, 2007 and are included in “Other Assets” in the Company’s condensed consolidated balance sheet. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.
     The Company has identified the following ARO’s:
     Landfills. Pursuant to Virginia law, the two solid waste management facilities at the Yorktown refinery must satisfy closure and post-closure care and financial responsibility requirements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
     Crude Pipelines. The Company’s right-of-way agreements generally require that pipeline properties be returned to their original condition when the agreements are no longer in effect. This means that the pipeline surface facilities must be dismantled and removed and certain site reclamation performed. The Company does not believe these right-of-way agreements will require it to remove the underground pipe upon taking the pipeline permanently out-of-service. Regulatory requirements, however, may mandate that such out-of-service underground pipe be purged at the time the pipelines are taken permanently out of service.
     Storage Tanks. The Company has a legal obligation under applicable law to remove or close in place certain underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, the Company has also committed to restore the leased property to its original condition.
     Other. The Company also identified certain refinery piping and heaters as a conditional ARO since it has the legal obligation to properly remove or dispose of materials that contain asbestos that surround certain refinery piping and heaters.
     The following table reconciles the beginning and ending aggregate carrying amount of the Company’s AROs for the nine months ended September 30, 2007:

September 30,
2007
(In thousands)
Liability at beginning of year	$—
Liabilities assumed	2,844
Liabilities incurred	5
Liabilities settled	(11)
Accretion expense	77

Liability at end of period	$2,915

8. Goodwill and Other Intangible Assets
     The Company had goodwill of $319.2 million at September 30, 2007, and no goodwill at December 31, 2006. The change in the carrying amount of goodwill for the nine months ended September 30, 2007 was due exclusively to the additions related to the Giant acquisition and is based on the preliminary purchase price allocation. This goodwill is not deductible for income tax reporting purposes.
     In the preliminary purchase price allocation, the Company identified other intangible assets related to rights-of-way, customer relationships, paid-up technology, licenses and permits, and trademarks and trade names totaling $72.1 million. Intangible assets at September 30, 2007 were comprised of amortizable assets of $54.0 million and intangible assets not subject to amortization of $19.3 million. Of the amortizable assets, $49.1 million, net of accumulated amortization of $1.7 million, relate to the operations of the refining segment with the remainder being utilized by the wholesale and retail segments. Based on the Company’s preliminary assessment, the weighted-average amortization period of the amortizable intangible assets is 12.5 years. The majority of the intangibles assets not subject to amortization are used in support of the operations of the retail segment.
     The Company has not yet completed its estimate of the useful lives or fair values of the respective assets.
     Intangible asset amortization expense for the three and nine months ended September 30, 2007 was $1.2 million and $1.5 million, respectively, based upon preliminary estimates of useful lives ranging from 12 to 20 years. Intangible asset amortization for the three and nine months ended September 30, 2006 was not significant.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Estimated amortization expense for the rest of this fiscal year and the next five fiscal years based on our preliminary purchase price allocation is as follows (in thousands):

2007 Remainder	$1,076
2008 — 2012 (annually)	4,527
9. Other Assets, Net of Amortization
     Other assets, net of amortization, consisted of the following as of September 30, 2007 and December 31, 2006:

	As of	As of
	September 30,	December 31,
	2007	2006
	(In thousands)
Escrow deposit and costs relating to the Giant acquisition	$—	$29,344
Intangible assets, other than goodwill	71,584	807
Unamortized loan fees	17,637	1,802
Other	12,507	99

Other assets, net of amortization	$101,728	$32,052

10. Long-Term Debt
     The Company’s long-term debt consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(In thousands)
Term Loan	$1,300,000	$—
2007 Revolving Credit Agreement	—	—
Senior Subordinated Notes	—	—

Total Long-Term Debt	1,300,000	—
Current portion of long-term debt	(13,000)	—

Long-term debt, net of current portion	$1,287,000	$—

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
     The Term Loan Agreement, which is secured by the Company’s fixed assets, including its refineries, was used to finance the merger and for related transaction expenses. The Term Loan Agreement provides for a commitment fee of 0.75% per annum on the unused portion. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.75%. The annual interest rate at September 30, 2007 was 6.88%. The average interest rate for the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
four months ended September 30, 2007 was 7.17%. The Term Loan Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage. The Company was in compliance with these covenants as of September 30, 2007. On August 3, 2007 and October 1, 2007, the Company made principal payments on the Term Loan of $100.0 million and $3.3 million, respectively.
     2007 Revolving Credit Agreement. On May 31, 2007, the Company also entered into a Revolving Credit Agreement (the “2007 Revolving Credit Agreement”) with a group of banks. The 2007 Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $500 million, and provides for letters of credit and swing line loans. As of September 30, 2007, the Company had net availability of $403.3 million due to $96.7 million in letters of credit outstanding and the available collateral.
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
     The 2007 Revolving Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum, subject to adjustment based upon the Company’s consolidated leverage ratio, and letter of credit fees ranging from 1.25% to 2.00% per annum payable quarterly, subject to adjustment based upon the Company’s consolidated leverage ratio. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.25% to 2.00%, subject to adjustment based upon the Company’s consolidated leverage ratio. Borrowing rates are initially based on LIBOR plus 1.50%, subject to adjustment based on the leverage ratio. In addition to the borrowing base limitations, availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. The 2007 Revolving Credit Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage.
     Senior Subordinated Notes. In connection with the Giant acquisition, the Company assumed debt obligations for $280.0 million (at face value) related to Giant’s 11% Senior Subordinated Notes due 2012 and 8% Senior Subordinated Notes due 2014. These debt obligations were recorded at fair value of $298.7 million as of May 31, 2007. On July 5, 2007, the Company borrowed $275.0 million under the Term Loan Agreement to call and pay off these notes. See “Term Loan Credit Agreement” above.
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
     Guarantees.  The Term Loan Agreement and the 2007 Revolving Credit Agreement (together, the “Agreements”) are guaranteed, on a joint and several basis, by all subsidiaries of Western Refining, Inc. The Senior Subordinated Notes also were guaranteed, but these guarantees terminated on July 5, 2007 concurrent with the payoff of the debt on that date. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Letters of Credit
     The 2007 Revolving Credit Agreement provides for the issuance of letters of credit. The Company obtains letters of credit and cancels them on a monthly basis depending upon its needs. At September 30, 2007, there were $96.7 million of irrevocable letters of credit outstanding, issued almost exclusively to crude oil suppliers.
11. Income Taxes
     As a consequence of the initial public offering in January 2006 and the related change in corporate structure, the Company was required to recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. In connection with the change to a corporate holding company structure immediately prior to the closing of the initial public offering, the Company recorded income tax expense of $21.3 million for the cumulative effect of recording its estimated net deferred tax liability. This initial estimated net deferred tax liability was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. Primarily due to this change, the Company’s initial net deferred tax liability was reduced to $8.3 million, which was reflected as an adjustment to the provision for income taxes during the third quarter of 2006. The impact of this adjustment increased diluted earnings per share by $0.19 for the three months ended September 30, 2006. The impact of recording the initial net deferred tax liability of $8.3 million reduced diluted earnings per share by $0.13 for the nine months ended September 30, 2006.
     The effective tax rate for the three and nine months ended September 30, 2007 was 21.0% and 30.2%, respectively, as compared to the Federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel, the manufacturing activities deduction, and a revision to our estimated annual taxable income.
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
     As a result of the Giant acquisition on May 31, 2007, the Company recorded a liability of $4.3 million, including interest and penalties of $0.3 million, for unrecognized tax benefits, of which $0.5 million would affect the Company’s effective tax rate if recognized. As of September 30, 2007, the Company had accrued $0.3 million in its condensed consolidated balance sheet for interest and penalties. In addition, the Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits may significantly change within the next twelve months.
     The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. The Company recognized $27,000 and $36,000 for the three and nine months ended September 30, 2007, respectively, in its condensed consolidated statement of operations for interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major tax jurisdictions to which the Company is subject.
     In May 2006, the State of Texas enacted a new business tax to replace the State’s current franchise tax regime. The new tax is imposed on the Company’s gross margin. The new legislation’s effective date is January 1, 2008, which means that the Company’s first Texas Margins Tax (“TMT”) return will not become due until May 15, 2008, and will be based on its 2007 operations. Although the new TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of the tax make it similar to an income tax. The impact of the TMT is reflected in

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
the Company’s effective tax rate for the three and nine months ended September 30, 2007. In accordance with the guidance provided in SFAS No. 109, Accounting for Income Taxes, the Company accounted and will continue to account for the impact of the newly-enacted legislation in the determination of its state income tax liability.
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
Pension Plans
     The components of the net periodic benefit cost associated with the Company’s pension plans for certain El Paso and Yorktown refinery employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net periodic benefit cost includes:
Service cost	$1,009	$755	$2,285	$2,265
Interest cost	721	230	1,689	689
Expected return on assets	(336)	(74)	(697)	(223)
Amortization of net loss	202	65	606	195

Net periodic benefit cost	$1,596	$976	$3,883	$2,926

     Amortization of the net actuarial loss, net of tax, recorded in other comprehensive income for the three and nine months ended September 30, 2007 was $0.2 million and $0.4 million, respectively. Total comprehensive income for the three and nine months ended September 30, 2007 was $46.8 million and $264.5 million, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Postretirement Benefits
     The components of net periodic benefit cost associated with the Company’s postretirement medical benefit plan for certain El Paso and Yorktown refinery employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net periodic benefit cost includes:
Service cost	$89	$12	$140	$36
Interest cost	112	19	193	57
Amortization of net gain	—	(1)	—	(4)

Net periodic benefit cost	$201	$30	$333	$89

     In connection with the Giant acquisition, the Company became the plan sponsor for one additional pension plan and one additional postretirement benefit plan. Prior to May 31, 2007, Giant had not made any contributions to its pension plan during 2007. At May 31, 2007, the unfunded liability of Giant’s pension plan was $10.6 million and the postretirement benefit obligation was $5.5 million.
     The Company contributed $3.9 million for the pension plan covering certain El Paso refinery employees in January 2007. The Company contributed $3.3 million to its pension plan for the Yorktown refinery in the third quarter of 2007. The Company does not intend to make any additional contributions to these plans in 2007. The Company is not required to fund the postretirement medical plan for either the El Paso refinery or the Yorktown refinery on an annual basis.
13. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil and refined product forward contracts to facilitate the supply of crude oil to the refineries and the sale of refined products. During the nine months ended September 30, 2007, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil and refined products, which qualify as normal purchases and normal sales that are exempt from SFAS No. 133. At September 30, 2007, the Company had $0.2 million in net forward, fixed-price contracts to purchase crude oil and did not have any significant net forward, fixed-price contracts to sell crude oil. At December 31, 2006, the net forward, fixed-price contracts to purchase crude oil were $0.4 million and to sell crude oil were $0.1 million.
     The Company also uses crude oil and refined products futures or swap contracts to mitigate the change in value for a portion of its volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and no other cash payments are made. The contract fair value is reflected on the balance sheet and the related net gain or loss is recorded as a gain (loss) from derivative activities in the statement of operations. Various third-party sources are used to determine fair values for the purpose of marking to market the derivative instruments at each period end. The fair value of the outstanding contracts at September 30, 2007, was a net unrealized gain of $2.8 million, of which $3.0 million was in current assets and $0.2 million was in current liabilities. At December 31, 2006, the fair value of the outstanding contracts was a net unrealized gain of $1.4 million, of which $2.1 million was in current assets and $0.7 million was in current liabilities. The Company recognized a $9.1 million and $5.5 million gain for the three months ended September 30, 2007 and 2006, respectively; and $1.5 million loss and $7.4 million gain for the nine months ended September 30, 2007 and 2006, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
     Using a forfeiture rate of 0%, the Company recorded compensation expense of $5.0 million for the three months ended September 30, 2007, of which $0.3 million was included in direct operating expenses and $4.7 million in selling, general and administrative expenses. The tax benefit related to these expenses was $1.8 million for the three months ended September 30, 2007, using a blended rate of 35.7%. The aggregate fair value at the grant date of the shares vested during the three months ended September 30, 2007, was $4.9 million. The related aggregate intrinsic value of these shares was $12.6 million at the vesting date. For the three months ended September 30, 2006, stock-based compensation expense was $3.8 million of which $0.3 million was included in direct operating expenses and $3.5 million in selling, general and administrative expenses with a related tax benefit of $1.4 million. No expense was capitalized in either period.
     Using a forfeiture rate of 0%, the Company recorded compensation expense of $12.9 million for the nine months ended September 30, 2007, of which $0.8 million was included in direct operating expenses and $12.1 million in selling, general and administrative expenses. The tax benefit related to these expenses was $4.6 million for the nine months ended September 30, 2007, using a blended rate of 35.7%. The aggregate fair value at the grant date of the shares that vested during the nine months ended September 30, 2007, was $13.8 million. The related aggregate intrinsic value of these shares was $35.8 million at the vesting date. For the nine months ended September 30, 2006, stock-based compensation expense was $10.4 million of which $0.3 million was included in direct operating expenses and $10.1 million in selling, general and administrative expense with a related tax benefit of $3.7 million. No expense was capitalized in either period.
     As of September 30, 2007, there were 662,100 shares of restricted stock outstanding with an aggregate fair value at grant date of $14.3 million and an aggregate intrinsic value of $26.9 million as of September 30, 2007. The compensation cost of nonvested awards not recognized as of September 30, 2007, was $12.3 million, which will be recognized over a weighted average period of approximately 1.0 years. The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2007:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2006	1,349,009	$17.34
Awards granted	64,152	30.14
Awards vested	(284,680)	17.27
Awards forfeited	—	—

Nonvested at March 31, 2007	1,128,481	18.09
Awards granted	27,575	51.67
Awards vested	(233,824)	17.06
Awards forfeited	—	—

Nonvested at June 30, 2007	922,232	19.35
Awards granted	29,524	51.41
Awards vested	(282,956)	17.35
Awards forfeited	(6,700)	21.83

Nonvested at September 30, 2007	662,100	21.61

     The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of September 30, 2007, there were 2,871,715 shares of common stock reserved for future grants under this plan.
15. Stockholders’ Equity
     On January 24, 2006, the Company completed an initial public offering of 18,750,000 shares of its common stock at an aggregate offering price of $318.8 million. The Company received approximately $297.2 million in net proceeds from the initial public offering. See Note 1, “Organization and Basis of Presentation.”
     During the three and nine months ended September 30, 2007, the Company repurchased 103,141 and 283,641 shares, respectively, of its common stock at an aggregate cost of $4.6 million and $12.8 million, respectively. These repurchases, which were recorded as treasury stock, were made to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.
     On August 15, 2007, the Company announced its quarterly cash dividend of $0.06 per share on its common stock. The dividend was paid on October 24, 2007, to stockholders of record at the close of business on October 1, 2007. The total cash required for the dividend declared was $4.1 million and was reflected as “Dividends Payable” on the balance sheet as of September 30, 2007.
16. Earnings Per Share
     The Company uses the treasury stock method to determine the amount of fully diluted shares outstanding. The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 is presented below:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	Three Months Ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$46,622	67,245,756	$0.69	$87,099	66,616,558	$1.31

Effect of dilutive securities:
Unvested restricted stock	—	437,539		—	565,385

Diluted earning per share:
Net income	$46,622	67,683,295	$0.69	$87,099	67,181,943	$1.30

	Nine Months Ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$264,139	67,094,980	$3.94	$153,858	64,922,519	$2.37

Effect of dilutive securities:
Unvested restricted stock	—	470,915		—	351,632

Diluted earning per share:
Net income	$264,139	67,565,895	$3.91	$153,858	65,274,151	$2.36

17. Related Party Transactions
     On October 3, 2006, the Company entered into a new non-exclusive aircraft lease with an entity controlled by the Company’s major stockholder. The lease may be terminated by either party at any time. The hourly rental payment is $1,775 per flight hour and the Company is responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company will be reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company has a policy requiring that the officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. The Company believes that it leases the aircraft on terms no less favorable to it than would be obtained from an unaffiliated third party.
     On December 13, 2004, the Company entered into a non-exclusive aircraft lease agreement with a related party controlled by the Company’s majority stockholder. Pursuant to the lease agreement, an aircraft was leased by the Company at a rate of $600 per flight hour. In addition, the Company was responsible for all operating and maintenance costs associated with its use of the aircraft. The Company had a policy requiring that certain officers of the Company deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for personal use of the aircraft. The officers reimbursed the Company for personal use of the aircraft pursuant to a time sharing agreement. The aircraft was sold on December 4, 2006, and the lease agreement was terminated. The Company believes that it leased the aircraft on terms no less favorable to it than would have been obtained from an unaffiliated third party. The following table summarizes the total costs incurred for the lease of both aircrafts for the three and nine months ended September 30, 2007 and 2006:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Lease payments	$133	$78	$502	$212
Operating and maintenance expenses	410	337	1,071	771
Reimbursed by officers	(114)	(103)	(414)	(299)

Total costs	$429	$312	$1,159	$684

     The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004. Sales to Transmountain, at market-based rates, totaled $12.1 million and $40.9 million for the three and nine months ended September 30, 2007, respectively. Total accounts receivable due from Transmountain were $2.3 million as of September 30, 2007. Total sales to Transmountain were $18.7 million and $56.1 million for the three and nine months ended September 30, 2006, respectively. At December 31, 2006, total accounts receivable due from Transmountain were $1.4 million.
     The Company has entered into a lease agreement with Transmountain, whereby Transmountain leases certain office space from the Company at a market-based rate. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The monthly base rental starts at $6,800, subject to adjustment at the end of the first five-year period based upon the change in the Consumer Price Index. Rental payments received from Transmountain were $20,400 and $13,600 for the three months ended September 30, 2007 and 2006, respectively. Rental payments received from Transmountain were $61,200 and $54,400 for the nine months ended September 30, 2007 and 2006, respectively.
     In connection with the Company’s initial public offering, it assumed the obligations of one of the partners of Western Refining LP under an equity appreciation rights plan. The Company terminated such plan in exchange for a cash payment of $28.0 million to the participants in such plan immediately prior to the consummation of the offering. In addition, the Company granted such participants 1,772,041 restricted shares of its common stock, which will vest ratably each quarter for two years. The fair market value of the restricted stock, determined at the date of grant, will be amortized over the vesting period as stock-based compensation expense included in selling, general and administrative expenses. See Note 14, “Stock-Based Compensation.”
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
     As a result of the Giant acquisition, the Company assumed environmental liabilities from the Yorktown, Gallup, and Bloomfield refineries and other projects. As of September 30, 2007, the Company had environmental liability accruals of approximately $26.8 million. There were no environmental liability accruals at December 31, 2006. Environmental accruals are recorded in the current and long-term sections of the Company’s condensed consolidated balance sheet, according to their nature. On May 31, 2007, the Company recorded approximately $27.4 million to reflect the estimated fair value of environmental liabilities assumed in the Giant acquisition. As of September 30, 2007, the unescalated, undiscounted environmental reserve totaled approximately $36.2 million,

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
leaving approximately $9.4 million to be accreted over time. The table below summarizes our environmental liability accruals:

	December 31,	Increase		September 30,
	2006	(Decrease)	Payments	2007
		(In thousands)
Yorktown Refinery	$—	$25,872	$(496)	$25,376
Farmington Refinery	—	570	—	570
Bloomfield Refinery	—	229	—	229
Bloomfield Tank Farm (Old Terminal)	—	22	(2)	20
Other Projects	—	679	(91)	588

Totals	$—	$27,372	$(589)	$26,783

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
El Paso Refinery
     In May 2000, the Company entered into an Agreed Order with the Texas Natural Resources Conservation Commission for remediation of the south side of the El Paso refinery property. On August 7, 2000, the Company purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which the Company expensed in fiscal 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumes responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. Under the policy, environmental costs outside the scope of the Agreed Order require payment by the Company of a deductible as well as any costs that exceed the covered limits of the insurance policy. At the current time, management expects to file a potential claim, but because the preliminary nature of the estimate, the Company cannot reasonably estimate a liability, if any, for any type of deductible. The Company is not aware of any other environmental costs that may be necessary, and therefore, cannot reasonably estimate a liability, if any, for any other deductibles. In addition, under a settlement agreement with the Company, a subsidiary of Chevron Corporation (“Chevron”) is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but that exceed the $20 million threshold.
     The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“Initiative”), whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the Initiative with the EPA. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. While at this time it is not known precisely how the Initiative or any resulting settlement may affect the Company, the Company expects to be required to pay penalties and to install additional pollution controls, and, as a result, its operating costs and capital expenditures may increase. Based on current negotiations and information, the Company has estimated the total capital expenditures that may be required pursuant to the Initiative would be approximately $23 to $27 million. These capital expenditures would primarily be for installation of a flare gas recovery system on the south-side of the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
refinery and installation of nitrogen oxides, or NOx, emission controls. As of September 30, 2007, the Company had invested approximately $15 million on a flare gas recovery system, which has been completed. Estimated expenditures for the NOx emission controls project of $8 to $12 million will occur from 2007 through 2013. These amounts have been included in the Company’s estimated capital expenditures for regulatory projects. These estimates could change as a result of a final settlement with EPA under the Initiative if EPA requires additional NOx controls beyond those already planned for, or requires other additional air pollution controls. Based on current information, the Company does not expect any settlement pursuant to the Initiative to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the Initiative will be material.
     Pursuant to the purchase agreement relating to the purchase of the north side of the El Paso refinery, Chevron retained responsibility for, and control of, certain remediation activities. The Company is not presently aware of any additional environmental costs that it would be responsible for relating to the assets acquired, and therefore, it cannot reasonably estimate a liability, if any.
     In April 2003, the Company received a payment of reparations in the amount of $6.8 million from a pipeline company as ordered by the Federal Energy Regulatory Commission (“FERC”). While the Company and the pipeline company have sought judicial review of the FERC order, as well as a series of other orders, the pipeline company has recently made a compliance filing in which it asserts it overpaid reparations to the Company in a total amount of $882,000 including accrued interest through April 30, 2006, and that interest should continue to accrue. In September and October 2007, the Company reached a settlement agreement with the pipeline company in which the pipeline company agreed to pay to the Company an additional $2.0 million. In addition, as part of this settlement, the pipeline company released its claim that it had overpaid the Company by $882,000. The settlement is subject to the approval of the FERC. The Company expects this matter to receive FERC approval and payments to be made in the first quarter of 2008.
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
     In response to the first claim requesting reimbursement from BP, the Company received a letter from BP disputing indemnification for these costs. The Company intends to pursue indemnification from BP. To reflect the uncertainty of the outcome, however, the Company has accrued a reserve of $25.9 million for this project, which is the estimated fair value (discounted) as of May 31, 2007, based upon the preliminary purchase price allocation.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
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
Bloomfield Refinery
     NMED Remediation Order. In July 2007, the Company received a final administrative compliance order from NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation have resulted in soil and groundwater contamination. Among other things, the final order requires the Company to:
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
     EPA Compliance Order. In October 2005, Giant received an Administrative Compliance Order from the EPA in connection with a compliance evaluation inspection at the Bloomfield refinery in 2000 and a follow-up inspection in early 2001. Giant sent waste water from the refinery’s process units through an oil-water separator, a series of aeration ponds that continue the treatment and processing of oily water, and a series of evaporation ponds, before the water was injected into a permitted deep well. The EPA alleged that benzene levels in the aeration ponds exceed permissible RCRA levels. EPA also alleged that Giant failed to make a RCRA hazardous waste determination in connection with waste water going into the aeration ponds. In May 2006, Giant reached a settlement with EPA in the form of a consent agreement and paid a civil penalty of $75,000. The settlement requires that Giant make equipment modifications to reduce benzene levels in the waste water coming from the refinery’s process units. The Company estimates it will incur capital expenditures of approximately $3.5 million to comply with the settlement. The project was completed in October 2007. Since the settlement does not require any cleanup activities, the Company has not recorded an environmental liability for this matter.
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
     Western also has been named as a defendant in a lawsuit filed by the State of New Jersey related to MTBE. Western has never done business in New Jersey and has never sold any products in that state or that could have reached that state. Accordingly, Western intends to vigorously defend itself.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
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
Pending Insurance Recoveries
     In late 2006, prior to the acquisition of Giant, there were fire incidents at the Yorktown and Gallup refineries that were subject to insurance reimbursements.
     Yorktown Refinery – September 2006. A fire occurred at the Yorktown refinery in the processing unit required to produce ultra low sulfur diesel fuel. Repairs to the unit cost approximately $11.1 million and were completed in February 2007. Giant filed initial property insurance and business interruption claims with its insurance carriers and the Company expects to settle this claim in the fourth quarter of 2007. As of September 30, 2007, the Company had received approximately $4.7 million of insurance proceeds related to this fire.
     Gallup Refinery — October 2006. A pump failure in the alkylation unit at the Gallup refinery resulted in a fire at the refinery. Repairs to the affected units cost approximately $6.1 million and the unit was restarted in December 2006. Giant made a claim under its property insurance coverage, but did not make a claim under its business interruption insurance. A settlement has been reached with the insurers pursuant to which the Company would be reimbursed approximately $5.8 million. As of September 30, 2007, the Company had received $5.8 million of this settlement.
Other Matters
     The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.
19. Operating Leases and Other Commitments
     The Company, through its subsidiaries, has commitments under long-term operating leases for certain buildings and railcars expiring at various dates. In the normal course of business, the Company, through its subsidiaries, also has long-term commitments to purchase services, such as natural gas, electricity, water and transportation services for use by its refineries at market-based rates. The Company, through its subsidiaries, also is party to various refined product and crude oil supply and exchange agreements.
     In June 2005, Western Refining LP entered into a sulfuric acid regeneration and sulfur gas processing agreement with E.I. du Pont de Nemours (“DuPont”). Under the agreement, Western Refining LP has a long-term commitment to purchase services for use by its El Paso refinery. Upon completion of the first stage of the project, which is expected to occur by the end of 2007, the annual commitment for these services will range from $10.0 million to $16.0 million per year over the next 20 years. Prior to this agreement, Western Refining LP incurred direct operating expenses related to sulfuric acid regeneration under a short-term agreement.
     In August 2005, Western Refining LP entered into a Throughput and Distribution Agreement and associated Storage Agreement with Magellan Pipeline Company, L.P.  Under these agreements, Western Refining LP has a long-term commitment that began in February 2006 to provide for the transportation and storage of alkylate and other refined products from the Gulf Coast to the Company’s El Paso refinery via the Magellan South System pipeline. Western Refining LP is committed to pay $2.8 million per quarter through the end of the agreement in February 2011.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
     As a result of the Giant acquisition, subsidiaries of the Company have liability for various operating leases for buildings, warehouses, cardlocks, barges and facilities. These leases may contain the option of purchasing the property after the initial lease term expires, at the then fair value of the property, or the option to renew the lease at the end of the initial term lease at the then fair rental value for periods of 5 to 15 years. These options enable the Company to retain use of facilities in desirable operating areas. Certain of these leases also contain escalation clauses that are accounted for on a straight-line basis.
     As a result of the Giant acquisition, a subsidiary of the Company is a party to a ten-year sale/leaseback agreement in which Giant sold 8.5 acres of land in North Scottsdale, Arizona in 2003 and leased back an administrative office building. Also as a result of the Giant acquisition, a subsidiary of the Company is party to an operating lease for an airplane that ends in June 2017.
     The following are the Company’s annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands):

2007 remainder	$4,328
2008	11,172
2009	7,686
2010	5,842
2011	4,888
2012 and thereafter	29,106

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I – Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006, or 2006 Form 10-K, under Part II — Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, and elsewhere in this report. You should read such “Risk Factors.” In this Item 2, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc. and its subsidiaries, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate four refineries with a total crude oil throughput capacity of approximately 226,000 barrels per day, or bpd. In addition to our 124,000 bpd refinery in El Paso, Texas, we recently acquired a 65,000 bpd refinery on the East Coast in Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a current combined capacity of 37,000 bpd. Our primary operating areas encompass far West Texas, Phoenix and Tucson, Arizona, Northern New Mexico, including Albuquerque, the Four Corners region of Utah, Colorado, Arizona and New Mexico, or Four Corners, and the Mid-Atlantic region. In addition to the refineries, we also operate refined products terminals in Flagstaff, Arizona and Albuquerque, as well as asphalt terminals in Phoenix, Tucson, Albuquerque and El Paso. We also operate 156 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and three wholesale petroleum products distributors – Western Refining Wholesale, Inc., which operates primarily in Arizona, Dial Oil Co. dba Western Refining Wholesale-New Mexico, which operates primarily in New Mexico, and Empire Oil Co. dba Western Refining Wholesale-California, which operates primarily in California.
     Following the acquisition of Giant Industries, Inc., or Giant, on May 31, 2007, we began reporting our operating results in three business segments: the refining group, the wholesale group, and the retail group. Our refining group operates the four refineries and related refined products terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our retail group operates the service stations and convenience stores and sells gasoline, diesel, and merchandise to consumers in New Mexico, Arizona, and Southern Colorado. Our wholesale group distributes gasoline, diesel, and lubricant products primarily in Arizona, New Mexico, and Southern California.
     Prior to the acquisition of Giant, we generated substantially all of our revenues from our refining operations in El Paso. By expanding our refining operations from one to four facilities, we diversified our operations. In addition, we increased our sour and heavy crude oil processing capacity as a percent of our total capacity from 12% to almost 25%. Sour and heavy crude oil is generally less expensive to acquire. We expect our sour and heavy crude oil processing capability to reach approximately 45% by the end of 2009, following the completion of our previously announced acid and sulfur gas facilities and our gasoline desulfurization projects at our El Paso refinery. The Yorktown refinery also has the flexibility for future growth initiatives given its ability to process cost-advantaged feedstocks. With the acquisition, we also gained a diverse mix of complementary retail and wholesale businesses.
     In 2005, Giant purchased an inactive pipeline running from Northwest New Mexico to Southeast New Mexico. The pipeline has been reversed and upgraded to transport crude oil from the Permian Basin region of West Texas and Southeast New Mexico to the Four Corners region. Crude oil began pumping into this pipeline in July 2007 and reached the refineries in August 2007. This additional supply of crude oil in the Four Corners region has enabled our two Four Corners refineries to run at full capacity rates (37,000 bpd). Currently, these refineries are running in excess of 37,000 bpd.

Acquisition of Giant Industries, Inc.
     On May 31, 2007, we completed the acquisition of Giant. Under the terms of the purchase agreement, we acquired 100% of Giant’s 14,639,312 shares outstanding for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In connection with the acquisition, we borrowed an additional $275.0 million on July 5, 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes.
     The acquisition of Giant is being accounted for under the purchase method as required by Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, or SFAS No. 141, with Western as the accounting acquirer. Refer to Note 3, “Acquisition of Giant Industries, Inc.” of the condensed consolidated financial statements for a summary of the $1.1 billion purchase price.
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
     While these crack spread measurements provide a benchmark for our gasoline and diesel margins, they do not take into account other factors that impact our overall refinery gross margins. For example, our refinery gross margin per barrel is reduced by the sale of lower value products such as residuum, petroleum coke and propane. In addition, our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume.
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
     We performed a planned maintenance turnaround at the El Paso refinery during the first quarter of 2006 at a cost of $22.2 million, which was expensed during that same quarter. During the third quarter of 2007, we performed a scheduled maintenance turnaround on the reformer unit at the Yorktown refinery at a cost of $12.9 million, which was expensed during the quarter. We will have a maintenance turnaround during 2008 for the North side of the El Paso refinery. Also during the third quarter of 2007, we performed regenerations to the reformer units and other unusual maintenance at the Gallup and Bloomfield refineries at a cost of $5.2 million, which also was expensed during the quarter.
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
Acquisition of Giant
     On May 31, 2007, we completed the acquisition of Giant. Under the terms of the merger agreement, Western acquired 100% of Giant’s 14,639,312 shares outstanding for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In addition, in connection with the acquisition, we borrowed an additional $275.0 million on July 5, 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes. Our statements of operations for the three and nine months ended September 30, 2007, include interest expense of $23.4 million and $30.5 million associated with this term loan.
     Prior to the acquisition of Giant on May 31, 2007, we generated substantially all of our revenues from our refining operations in El Paso. The financial information for the three and nine months ended September 30, 2007, include the results for the three and four months, respectively, of the three refineries and the wholesale and retail operations acquired from Giant. The financial information for the same periods last year does not include the results of operations of the three refineries and the wholesale and retail operations acquired from Giant.
Debt Repayment
     At December 31, 2005, we had a balance of $149.5 million on a term loan facility. In January 2006, we paid off the term loan with proceeds from our initial public offering. In connection with such repayment, we recorded an expense in January 2006 of approximately $2.0 million related to the write-off of deferred financing costs. Our statements of operations for the nine months ended September 30, 2006 included $0.7 million in interest expense related to this term loan facility, with no comparable amount for the same period in the current year.
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
     Prior to the initial public offering, we did not incur income taxes because our operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were made to our partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of our change in structure, we now recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. In connection with the change to a corporate holding company structure immediately prior to the closing of our initial public offering, we recorded income tax expense of $21.3 million in the first quarter of 2006 for the cumulative effect of recording our estimated net deferred tax liability. This initial net deferred tax liability was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. Primarily due to this change, our initial net deferred tax liability was reduced to $8.3 million, which was reflected as an adjustment to the provision for income taxes during the third quarter of 2006. The impact of this adjustment increased diluted earnings per share by $0.19 for the three months ended September 30, 2006. The impact of recording the initial net deferred tax liability of $8.3 million reduced diluted earnings per share by $0.13 for the nine months ended September 30, 2006.
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
Planned Maintenance Turnaround
     We completed a planned maintenance turnaround on the south-side of our El Paso refinery during the first quarter of 2006. The cost of the turnaround was $22.2 million, which was expensed in the first quarter of 2006. Also, during the third quarter of 2007, we expensed $12.9 million for a scheduled maintenance turnaround on the reformer unit at the Yorktown refinery. We also incurred costs of $0.8 million in anticipation of a maintenance turnaround scheduled for 2008 at the El Paso refinery. Most of our competitors, however, capitalize and amortize maintenance turnarounds.
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
     We have performed a preliminary purchase price allocation for the acquisition of Giant on May 31, 2007. The estimated fair values of the assets acquired and liabilities assumed were based on internal estimates and are subject to change pending the completion of an independent appraisal and other evaluations that are currently expected to be completed by the end of 2007. Refer to Note 3, “Acquisition of Giant Industries, Inc.” of the condensed consolidated financial statements for a summary of the preliminary purchase price allocation. The difference between the purchase price and the preliminary fair value of net identifiable assets and liabilities was recorded as goodwill. Upon finalization of the purchase price allocation, any resulting goodwill will be allocated to our reporting units.

     Inventories. Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market. Cost is determined principally under the last-in, first-out, or LIFO, valuation method to reflect a better matching of costs and revenues. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. We determine market value inventory adjustments by evaluating crude oil, refined products and other inventories on an aggregate basis by geographic region. The current cost of our inventories exceeded LIFO costs by $179.0 million at September 30, 2007.
     Retail refined product (fuel) inventory values are determined using the first-in, first-out, or FIFO, inventory valuation method. Retail merchandise inventory value is determined under the retail inventory method. Wholesale finished product inventories are determined using the FIFO inventory valuation method.  Finished product inventories originate from either our refineries or from third-party purchases. Wholesale lubricant and related inventories are valued on the FIFO inventory valuation method.
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
     We apply SFAS No. 142 in determining the useful economic lives of intangible assets that are acquired. SFAS No. 142 requires that we amortize intangible assets, such as right-of-ways, licenses and permits over their economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s economic useful life is determined to be indefinite, then that asset is not amortized. We consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset when the intangible asset is acquired. We consider these same factors when reviewing the economic useful lives of our existing intangible assets as well. We review the economic useful lives of our intangible assets at least annually and account for impairment losses on intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
     Environmental and Other Loss Contingencies. We record liabilities for loss contingencies, including environmental remediation costs, when such losses are probable and can be reasonably estimated. Environmental costs are expensed if they relate to an existing condition caused by past operations with no future economic benefit. Estimates of projected environmental costs are made based upon internal and third-party assessments of contamination, available remediation technology, and environmental regulations. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties.

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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, published SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 is intended to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. We are evaluating the impact that SFAS No. 157 will have on our financial position or results of operations.
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
     At its June 27, 2007 meeting, the EITF ratified the consensus reached on EITF Issue No. 06-11 Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, or EITF Issue No. 06-11, that a realized income tax benefit from dividends or dividend equivalents that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options, and (b) charged to retained earnings under SFAS No. 123R, should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF Issue No. 06-11 is effective for share-based payment awards that are declared in fiscal years beginning after September 15, 2007. We currently are evaluating the potential impact of this statement on our financial position or results of operations.
Results of Operations
     The following tables summarize the financial data and key operating statistics for Western for the three and nine months ended September 30, 2007 and 2006. The financial information for the three and nine months ended September 30, 2007, include the results of the three refineries and the wholesale and retail operations acquired from Giant from June 1, 2007 to September 30, 2007. Prior to the acquisition of Giant on May 31, 2007, Western operated as one business segment. The financial information for the three and nine months ended September  30, 2006, does not include the results of operations of the three refineries and wholesale and retail operations acquired from Giant. Comparable information for these periods is not presented. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto, in particular Note 3 “Acquisition of Giant Industries, Inc.,” included elsewhere in this report.

Consolidated Financial Data
     The following tables set forth our summary historical financial and operating data for the periods indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007 (1)	2006
	(In thousands, except per share data)		(In thousands, except per share data)
Statement of Operations Data:
Net sales	$2,232,890	$1,174,071	$4,886,063	$3,212,014
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,977,070	1,015,931	4,133,327	2,802,272
Direct operating expenses (exclusive of depreciation and amortization)	126,590	44,513	248,560	125,426
Selling, general and administrative expenses	27,783	9,640	55,589	25,825
Maintenance turnaround expense	13,665	—	13,665	22,196
Depreciation and amortization	20,687	3,858	37,374	9,311

Total operating costs and expenses	2,165,795	1,073,942	4,488,515	2,985,030

Operating income	67,095	100,129	397,548	226,984
Interest income	6,599	3,020	16,774	6,916
Interest expense	(22,476)	(397)	(31,974)	(1,847)
Amortization of loan fees	(750)	(125)	(1,164)	(375)
Write-off of unamortized loan fees	—	—	—	(1,961)
Loss on early extinguishment of debt	(774)	—	(774)	—
Gain (loss) from derivative activities	9,106	5,452	(1,453)	7,437
Other income (expense)	193	574	(778)	539

Income before income taxes	58,993	108,653	378,179	237,693
Provision for income taxes(2)	(12,371)	(21,554)	(114,040)	(83,835)

Net income(2)	$46,622	$87,099	$264,139	$153,858

Basic earnings per share	$0.69	$1.31	$3.94	$2.37
Diluted earnings per share	$0.69	$1.30	$3.91	$2.36
Weighted average basic shares outstanding	67,246	66,617	67,095	64,923
Weighted average diluted shares outstanding	67,683	67,182	67,566	65,274
Cash Flow Data:
Net cash provided by (used in):
Operating activities (2)	$28,724	$40,390	$256,715	$127,812
Investing activities	(96,031)	(31,492)	(1,222,711)	(111,695)
Financing activities (2)	(130,555)	(4,482)	969,003	(8,998)
Other Data:
Adjusted EBITDA(3)	$117,345	$113,033	$463,130	$273,383
Capital expenditures	95,665	15,982	165,776	96,185
Balance Sheet Data (end of period):
Cash and cash equivalents			$266,172	$187,950
Working capital			439,760	250,879
Total assets			3,316,910	834,868
Total debt			1,300,000	—
Stockholders’ equity			783,149	479,692

(1)	Includes results of operations for Giant beginning June 1, 2007.

(2)	Prior to our initial public offering in January 2006, we were not subject to federal or state income taxes due to our partnership structure. We recorded additional income tax expense for the cumulative effect of recording our estimated net deferred tax liability in the amount of $21.3 million upon changing from a partnership to a corporate holding company structure. This estimated initial net deferred tax liability, which was recorded during the first quarter of 2006, was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. Primarily due to this change, our initial net deferred tax liability was reduced to $8.3 million, which was reflected as an adjustment to the provision for income taxes during the third quarter of 2006.

(3)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, gains or losses on early extinguishment of debt, write-off of unamortized loan fees, depreciation, amortization, and maintenance turnaround expense. Adjusted EBITDA is not, however, a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, and items that may vary for different companies for reasons unrelated to overall operating performance.

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

     The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007 (1)	2006
		(In thousands)
Net income	$46,622	$87,099	$264,139	$153,858
Interest expense	22,476	397	31,974	1,847
Income tax expense	12,371	21,554	114,040	83,835
Amortization of loan fees	750	125	1,164	375
Write-off of unamortized loan fees	—	—	—	1,961
Loss on early extinguishment of debt	774	—	774	—
Depreciation and amortization	20,687	3,858	37,374	9,311
Maintenance turnaround expense	13,665	—	13,665	22,196

Adjusted EBITDA	$117,345	$113,033	$463,130	$273,383

Refining Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007 (1)	2006
	(In thousands, except per barrel data)		(In thousands, except per barrel data)
Statement of Operations Data:
Net sales	$2,102,130	$1,174,071	$4,708,201	$3,212,014
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,883,792	1,015,931	4,005,621	2,802,272
Direct operating expenses (exclusive of depreciation and amortization)	107,718	44,513	223,600	125,426
Selling, general and administrative expenses	5,390	2,580	12,972	6,909
Maintenance turnaround expense	13,665	—	13,665	22,196
Depreciation and amortization	17,528	3,858	33,458	9,311

Total operating costs and expenses	2,028,093	1,066,882	4,289,316	2,966,114

Operating income	$74,037	$107,189	$418,885	$245,900

Key Operating Statistics:
Total sales volume (bpd) (4)	256,984	146,018	199,039	139,942
Total refinery production (bpd)	225,231	128,787	174,974	121,395
Total refinery throughput (bpd) (5)	227,052	131,140	176,735	123,625
Per barrel of throughput:
Refinery gross margin (6)	$10.45	$13.11	$14.56	$12.14
Gross profit (6)	9.61	12.79	13.87	11.86
Direct operating expenses (7)	5.16	3.69	4.63	3.72
(4)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(5)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007 (1)	2006
	(In thousands, except per barrel		(In thousands, except per barrel
	amounts)		amounts)
Net Sales	$2,102,130	$1,174,071	$4,708,201	$3,212,014
Cost of products sold (exclusive of depreciation and amortization)	1,883,792	1,015,931	4,005,621	2,802,272
Depreciation and amortization	17,528	3,858	33,458	9,311

Gross profit	200,810	154,282	669,122	400,431
Plus depreciation and amortization	17,528	3,858	33,458	9,311

Refinery gross margin	$218,338	$158,140	$702,580	$409,742

Refinery gross margin per refinery throughput barrel	$10.45	$13.11	$14.56	$12.14

Gross profit per refinery throughput barrel	$9.61	$12.79	$13.87	$11.86

(7)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses for our refining segment by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

The following table sets forth our summary refining throughput and production data for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007 (8)	2006	2007 (8)	2006
Refinery product yields (bpd)
Gasoline	116,180	69,233	91,957	66,422
Diesel and jet fuel	88,179	50,466	68,605	46,570
Residuum	6,085	5,715	5,974	5,209
Other	14,787	3,373	8,438	3,194

Total	225,231	128,787	174,974	121,395

Refinery throughput (bpd)
Sweet crude oil	162,810	103,911	131,877	98,840
Sour or heavy crude oil	49,403	12,869	28,261	11,828
Other feedstocks/blendstocks	14,839	14,360	16,597	12,957

Total	227,052	131,140	176,735	123,625

(8)	Total refinery production and throughput related to the refineries acquired from Giant for the three and nine months ended September 30, 2007, was calculated by dividing total volumes by 92 days and 273 days, respectively.

               El Paso

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	66,235	69,233	69,441	66,422
Diesel and jet fuel	54,596	50,466	53,797	46,570
Residuum	6,085	5,715	5,974	5,209
Other	3,683	3,373	3,618	3,194

Total refinery production (bpd)	130,599	128,787	132,830	121,395

Refinery throughput (bpd)
Sweet crude oil	108,230	103,911	108,218	98,840
Sour crude oil	13,235	12,869	12,344	11,828
Other feedstocks/blendstocks	11,071	14,360	14,085	12,957

Total refinery throughput (bpd)	132,536	131,140	134,647	123,625

Total sales volume (bpd)	148,482	146,018	150,269	139,942
Per barrel of throughput:
Refinery gross margin	$11.62	$13.11	$16.04	$12.14
Direct operating expenses	3.71	3.69	3.91	3.72
               Yorktown

	Three Months Ended	Four Months Ended
	September 30,	September 30,
	2007	2007 (1)
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	31,717	31,997
Diesel	26,526	25,925
Other	10,095	9,773

Total refinery production (bpd)	68,338	67,695

Refinery throughput (bpd)
Sweet crude oil	27,504	26,396
Heavy crude oil	36,168	35,618
Other feedstocks/blendstocks	3,021	4,040

Total refinery throughput (bpd)	66,693	66,054

Total sales volume (bpd)	69,281	70,320
Per barrel of throughput:
Refinery gross margin	$5.69	$5.86
Direct operating expenses	4.65	4.66

               Four Corners

	Three Months Ended	Four Months Ended
	September 30,	September 30,
	2007	2007 (1)
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	18,228	18,386
Diesel and jet fuel	7,057	7,212
Other	1,009	1,012

Total refinery production (bpd)	26,294	26,610

Refinery throughput (bpd)
Sweet crude oil	27,076	26,547
Other feedstocks/blendstocks	747	1,578

Total refinery throughput (bpd)	27,823	28,125

Total sales volume (bpd)	39,221	38,812
Per barrel of throughput:
Refinery gross margin	$13.81	$16.36
Direct operating expenses	9.46	8.85

Retail Segment

	Three Months Ended	Four Months Ended
	September 30,	September 30,
	2007	2007 (1)
	(In thousands, except per	(In thousands, except per
	gallon data)	gallon data)
Statement of Operations Data:
Net sales	$197,974	$266,500
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	172,106	232,158
Direct operating expenses (exclusive of depreciation and amortization)	16,239	21,412
Selling, general and administrative expenses	1,318	1,823
Depreciation and amortization	1,537	2,023

Total operating costs and expenses	191,200	257,416

Operating income	$6,774	$9,084

Operating Data:
Fuel gallons sold (in thousands)	56,203	74,453
Fuel margin per gallon (9)	$0.20	$0.20
Merchandise sales	$48,463	$64,417
Merchandise margin	28%	28%
Operating retail outlets at period end		156

(9)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold.

Wholesale Segment

	Three Months Ended	Four Months Ended
	September 30,	September 30,
	2007	2007 (1)
	(In thousands, except per	(In thousands, except per
	gallon data)	gallon data)
Statement of Operations Data:
Net sales	$418,189	$563,940
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	400,509	540,388
Direct operating expenses (exclusive of depreciation and amortization)	8,711	11,298
Selling, general and administrative expenses	4,111	5,362
Depreciation and amortization	1,145	1,366

Total operating costs and expenses	414,476	558,414

Operating income	$3,713	$5,526

Operating Data:
Fuel gallons sold (in thousands)	166,665	222,187
Fuel margin per gallon (10)	$0.05	$0.05
Lubricant sales	$37,518	$49,068
Lubricant margins	9.8%	9.9%

(10)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold.
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
Consolidated
     Net Sales. Net sales for the three months ended September 30, 2007 were $2,232.9 million, compared to $1,174.1 million for the three months ended September 30, 2006, an increase of $1,058.8 million, or 90.2%. This increase primarily resulted from the impact of the Giant acquisition ($1,269.6 million) and higher sales prices for refined products at the El Paso refinery. Net sales for the three months ended September 30, 2007, also were impacted by intersegment transactions of $485.4 million that have been eliminated from net sales in consolidation. There were no intersegment transactions for the three months ended September  30, 2006.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $1,977.1 million for the three months ended September 30, 2007, compared to $1,015.9 million for the three months ended September 30, 2006, an increase of $961.2 million, or 94.6%. This increase was primarily the result of the impact of the Giant acquisition ($1,155.5 million) and increased refinery throughput at the El Paso refinery. For the three months ended September 30, 2007, intersegment transactions of $485.4 million have been eliminated from cost of products sold in consolidation. There were no intersegment transactions for the three months ended September  30, 2006.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $126.6 million for the three months ended September 30, 2007, compared to $44.5 million for the three months ended September 30, 2006, an increase of $82.1 million, or 184.5%. This increase primarily resulted from the Giant acquisition ($81.4 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $27.8 million for the three months ended September 30, 2007, compared to $9.6 million for the three months ended September 30, 2006, an increase of $18.2 million, or 189.6%. This increase primarily resulted from the Giant acquisition ($13.3 million), increased personnel costs at the El Paso refinery ($2.3 million) and increased professional and legal fees ($2.3 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the quarter ended September 30, 2007, we performed a maintenance turnaround at the Yorktown refinery at a cost of $12.9 million and incurred costs of $0.8 million in anticipation of a turnaround scheduled for 2008 at the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2007 was $20.7 million, compared to $3.9 million for the three months ended September 30, 2006. The increase primarily was due to the Giant acquisition ($15.7 million) and the completion of various capital projects during 2006 and 2007 at the El Paso refinery.
     Operating Income. Operating income was $67.1 million for the three months ended September 30, 2007, compared to $100.1 million for the three months ended September 30, 2006, a decrease of $33.0 million. This decrease is attributable primarily to decreased refinery gross margins from the El Paso refinery in the third quarter of 2007 compared to the third quarter of 2006 and the impact of the turnaround at the Yorktown refinery ($12.9 million).
     Interest Income. Interest income for the three months ended September 30, 2007 and 2006, was $6.6 million and $3.0 million, respectively. The increase is primarily attributable to increased balances of cash for investment and an increase in interest rates.
     Interest Expense. Interest expense for the three months ended September 30, 2007 and 2006, was $22.5 million (net of capitalized interest of $2.2 million) and $0.4 million, respectively. The increase was due to an increase in outstanding debt as a result of the Giant acquisition. In May 2007, we entered into a Term Loan Agreement to fund the acquisition. As of September 30, 2007, we had $1,300.0 million of outstanding debt under this Term Loan.
     Gain (Loss) from Derivative Activities. The net gain from derivative activities was $9.1 million for the three months ended September 30, 2007, compared to a $5.5 million net gain for the three months ended September 30, 2006. The difference between the two periods primarily was attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. We recorded a provision for income taxes of $12.4 million for the quarter ended September 30, 2007 using an estimated effective tax rate of 21.0%, as compared to the Federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel, the manufacturing activities deduction, and a revision to our estimated annual taxable income.
     Our income tax provision for the quarter ended September 30, 2006 was $21.6 million using an estimated effective tax rate of 31.7%. In connection with the change to a corporate holding company structure immediately prior to the closing of the initial public offering, we recorded income tax expense of $21.3 million for the cumulative effect of recording its estimated net deferred tax liability. This initial estimated net deferred tax liability was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. Primarily due to this change, our initial net deferred tax liability was reduced to $8.3 million, which was reflected as an adjustment to the provision for income taxes during the third quarter of 2006. The impact of this adjustment increased diluted earnings per share by $0.19 for the three months ended September 30, 2006.
     Net Income. We reported net income of $46.6 million for the three months ended September 30, 2007, representing $0.69 net income per share for the third quarter of 2007 on weighted average dilutive shares outstanding of 67.7 million. For the third quarter of 2006, we reported net income of $87.1 million representing $1.30 net income per share on weighted average dilutive shares outstanding of 67.2 million.

Refining Segment
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended September 30, 2007, were $2,102.1 million, compared to $1,174.1 million for the three months ended September 30, 2006, an increase of $928.0 million, or 79.0%. This increase primarily resulted from the impact of the Giant acquisition, higher sales volume at our El Paso refinery and higher prices for refined products. Our sales volume increased by 10.2 million barrels, or 76.1%, to 23.6 million barrels for the third quarter of 2007, compared to 13.4 million barrels for the third quarter of 2006. The increase in sales volume primarily was due to the impact of the Giant acquisition ($868.3 million and 10.0 million barrels) and increased refinery production resulting from the expansion of our crude oil refining capacity in El Paso in 2006. Our average sales price per barrel increased from $87.45 for the third quarter of 2006 to $88.42 for the same period in 2007.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $1,883.8 million for the three months ended September 30, 2007, compared to $1,015.9 million for the three months ended September 30, 2006, an increase of $867.9 million, or 85.4%. This increase primarily was a result of increased refinery throughput at our El Paso refinery, higher feedstock prices, and the impact of the Giant acquisition. Total refinery throughput for the third quarter of 2007 increased by 8.8 million barrels to 20.9 million barrels compared to 12.1 million barrels for the third quarter of 2006. Throughput from the three Giant refineries represented 41.6% of total throughput for the quarter ended September 30, 2007. Refinery gross margin per throughput barrel decreased from $13.11 in the third quarter of 2006 to $10.45 in the third quarter of 2007, reflecting lower refining margins. Our margin realization versus the benchmark Gulf Coast 3/2/1 crack spread was negatively impacted by weaker margins in Phoenix and Tucson and by lower value products sales, such as asphalt, due to the sales prices of such products not increasing in relation to the price of crude oil. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $9.61 and $12.79 for the three months ended September 30, 2007 and 2006, respectively. Our average cost per barrel of crude oil for the third quarter of 2007 was $74.95, compared to $69.76 for the third quarter of 2006, an increase of 7.4%.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $107.7 million for the three months ended September 30, 2007, compared to $44.5 million for the three months ended September 30, 2006, an increase of $63.2 million, or 142.0%. This increase primarily resulted from expenses associated with the refineries acquired from Giant ($62.5 million) and higher energy costs at our El Paso refinery ($0.6 million). Direct operating expenses per throughput barrel were $5.16 for the third quarter of 2007, compared to $3.69 for the third quarter of 2006.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $5.4 million for the three months ended September 30, 2007, compared to $2.6 million for the three months ended September 30, 2006, an increase of $2.8 million, or 107.7%. This increase primarily resulted from the acquisition of the three refineries from Giant in 2007 ($2.4 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. During the quarter ended September 30, 2007, we performed a maintenance turnaround at the Yorktown refinery at a cost of $12.9 million and incurred costs of $0.8 million in anticipation of a turnaround scheduled for 2008 at the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2007, was $17.5 million, compared to $3.9 million for the three months ended September 30, 2006. The increase was due to the acquisition of the three refineries from Giant ($12.5 million) and the completion of various capital projects during 2006 and 2007 at our El Paso refinery.
     Operating Income. Operating income was $74.0 million for the three months ended September 30, 2007, compared to $107.2 million for the three months ended September 30, 2006, a decrease of $33.2 million. This decrease is attributable primarily to decreased refinery gross margins in the third quarter of 2007 compared to the third quarter of 2006 and the turnaround costs at our Yorktown refinery.
Retail Segment
     The financial information for the three months ended September 30, 2007, includes the results of our retail segment acquired from Giant. Prior to the acquisition of Giant, we did not have retail operations and, therefore, no comparable information is presented.
Wholesale Segment
     The financial information for the three months ended September 30, 2007, includes the results of our wholesale segment acquired from Giant. Prior to the acquisition of Giant, we did not have wholesale operations and, therefore, no comparable information is presented.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
Consolidated
     Net Sales. Net sales for the nine months ended September 30, 2007, were $4,886.1 million, compared to $3,212.0 million for the nine months ended September 30, 2006, an increase of $1,674.1 million, or 52.1%. This increase primarily resulted from the impact of the Giant acquisition ($1,712.2 million), higher refining sales volume, and higher prices for refined products at the El Paso Refinery. Net sales for the nine months ended September 30, 2007, were also impacted by intersegment transactions of $652.6 million that have been eliminated from net sales in consolidation. There were no intersegment transactions eliminated for the nine months ended September  30, 2006.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $4,133.3 million for the nine months ended September 30, 2007, compared to $2,802.3 million for the nine months ended September 30, 2006, an increase of $1,331.0 million, or 47.5%. This increase primarily was the result of the impact of the Giant acquisition ($1,548.9 million) and increased refinery throughput at the El Paso Refinery. Net sales for the nine months ended September 30, 2007, were also impacted by intersegment transactions of $652.6 million that were eliminated from cost of products sold in consolidation. There were no intersegment transactions eliminated for the nine months ended September  30, 2006.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $248.6 million for the nine months ended September 30, 2007, compared to $125.4 million for the nine months ended September 30, 2006, an increase of $123.2 million, or 98.2%. This increase primarily resulted from the Giant acquisition ($105.0 million), increased personnel costs at the El Paso refinery ($9.5 million) primarily related to increased accruals for incentive compensation due to our improved financial performance, higher energy costs at the El Paso refinery ($4.7 million) and increased property tax expense at the El Paso refinery ($3.1 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $55.6 million for the nine months ended September 30, 2007, compared to $25.8 million for the nine months ended September 30, 2006, an increase of $29.8 million, or 115.5%. This increase primarily resulted from the Giant acquisition ($17.7 million), increased personnel costs at the El Paso refinery ($7.5 million) primarily related to increased accruals for incentive compensation due to our improved financial performance, and increased professional fees ($3.5 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. During the nine months ended September 30, 2007, we performed a maintenance turnaround at the Yorktown refinery on September 2007 at a cost of $12.9 million and incurred costs of $0.8 million in anticipation of a turnaround scheduled for 2008 at the El Paso refinery. We performed a maintenance turnaround at our El Paso refinery during the first quarter of 2006 at a cost of $22.2 million.

     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2007, was $37.4 million, compared to $9.3 million for the nine months ended September 30, 2006. The increase primarily was due to the Giant acquisition ($22.9 million) and the completion of various capital projects during 2006 and 2007 at the El Paso refinery.
     Operating Income. Operating income was $397.5 million for the nine months ended September 30, 2007, compared to $227.0 million for the nine months ended September 30, 2006, an increase of $170.5 million. This increase primarily is attributable to increased refinery gross margins from the El Paso refinery in the first nine months of 2007 compared to the first nine months of 2006 and the impact of the Giant acquisition.
     Interest Income. Interest income for the nine months ended September 30, 2007 and 2006, was $16.8 million and $6.9 million, respectively. The increase is primarily attributable to increased balances of cash for investment and an increase in interest rates.
     Interest Expense. Interest expense for the nine months ended September 30, 2007 and 2006, was $32.0 million (net of capitalized interest of $2.7 million) and $1.8 million, respectively. The increase was due to an increase in outstanding debt as a result of the Giant acquisition. In May 2007, we entered into a Term Loan Agreement to fund the acquisition. As of September 30, 2007, we had $1,300.0 million of outstanding debt under this Term Loan.
     Gain (Loss) from Derivative Activities. The net loss from derivative activities was $1.5 million for the nine months ended September 30, 2007, compared to a net gain of $7.4 million for the nine months ended September 30, 2006. The difference between the two periods primarily was attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. Using an estimated effective tax rate of 30.2%, we recorded a provision for income taxes of $114.0 million for the nine months ended September 30, 2007. Our income tax provision for the nine months ended September 30, 2006 was $83.8 million. The 2006 provision included a one-time charge of $8.3 million to reflect our estimated initial deferred tax liability resulting from our change from a partnership to a corporate holding company structure in connection with our initial public offering in January 2006.
     Net Income. We reported net income of $264.1 million for the nine months ended September 30, 2007, representing $3.91 net income per share for the first nine months of 2007 on weighted average dilutive shares outstanding of 67.6 million. The first nine months of 2007 include turnaround expense of $13.7 million. The first nine months of 2006, we reported a net income of $153.9 million representing $2.36 net income per share on weighted average dilutive shares outstanding of 65.3 million. The first nine months of 2006 net income included turnaround expense of $22.2 million and a one-time provision of $8.3 million of income tax expense to reflect our initial deferred tax liability. The impact of this one-time provision reduced our diluted earnings per share by $0.13 for the nine months ended September 30, 2006.
Refining Segment
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates or discounts, and excise taxes. Net sales for the nine months ended September 30, 2007, were $4,708.2 million, compared to $3,212.0 million for the nine months ended September 30, 2006, an increase of $1,496.2 million, or 46.6%. This increase primarily resulted from the impact of the Giant acquisition and higher sales volume at our El Paso refinery due to increased refinery production resulting from the expansion of our crude oil refining capacity in 2006 and a major maintenance turnaround at the El Paso refinery performed during the first quarter of 2006. Our sales volume increased by 16.1 million barrels, or 42.1%, to 54.3 million barrels for the first nine months of 2007, compared to 38.2 million barrels for the first nine months of 2006. Sales volume from the three refineries purchased from Giant represented 24.5% of total sales volume. Also included in our net sales for the nine months ended September 30, 2007, are 13.3 million barrels and $1,168.5 million for four months of operations from the three Giant refineries. Our average sales price per barrel increased from $84.09 for the third quarter of 2006 to $86.71 for the same period in 2007.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $4,005.6 million for the nine months ended September 30, 2007, compared to

$2,802.3 million for the nine months ended September 30, 2006, an increase of $1,203.3 million, or 42.9%. This increase primarily was a result of the impact of the Giant acquisition ($1,055.5 million) and increased refinery throughput at the El Paso refinery. Total refinery throughput for the first nine months of 2007 increased by 14.5 million barrels to 48.2 million barrels compared to 33.7 million barrels for the first nine months of 2006. Throughput from the three Giant refineries represented 23.8% of total throughput for the nine months ended September 30, 2007. Refinery gross margin per throughput barrel increased from $12.14 in the first nine months of 2006 to $14.56 in the first nine months of 2007, reflecting improved industry crack spreads. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $13.87 and $11.86 for the nine months ended September 30, 2007 and 2006, respectively. Our average cost per barrel of crude oil for the first nine months of 2007 was $67.74, compared to $67.56 for the first nine months of 2006, an increase of 0.3%.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $223.6 million for the nine months ended September 30, 2007, compared to $125.4 million for the nine months ended September 30, 2006, an increase of $98.2 million, or 78.3%. This increase primarily resulted from expenses associated with the three Giant refineries ($80.0 million), increased personnel costs at the El Paso refinery ($9.5 million), higher energy costs at the El Paso refinery ($4.7 million), and increased property tax expense at the El Paso refinery ($3.1 million). Direct operating expenses per throughput barrel were $4.63 for the first nine months of 2007, compared to $3.72 for the first nine months of 2006.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $13.0 million for the nine months ended September 30, 2007, compared to $6.9 million for the nine months ended September 30, 2006, an increase of $6.1 million, or 88.4%. This increase primarily resulted from the Giant acquisition ($3.3 million) and increased personnel costs at the El Paso refinery ($2.6 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. During the nine months ended September 30, 2007, we performed a maintenance turnaround at the Yorktown refinery in September 2007 at a cost of $12.9 million and incurred costs of $0.8 million in anticipation of a turnaround scheduled for 2008 at the El Paso refinery. We performed a maintenance turnaround at our El Paso refinery during the first quarter of 2006 at a cost of $22.2 million.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2007, was $33.5 million, compared to $9.3 million for the nine months ended September 30, 2006. The increase primarily was due to the acquisition of the three refineries from Giant ($19.0 million) and the completion of various capital projects during 2006 and 2007 at the El Paso refinery.
     Operating Income. Operating income was $418.9 million for the nine months ended September 30, 2007, compared to $245.9 million for the nine months ended September 30, 2006, an increase of $173.0 million. This increase primarily is attributable to increased refinery gross margins in the first nine months compared to the first nine months of 2006.
Retail Segment
     The financial information for the nine months ended September 30, 2007, includes the results of our retail segment acquired from Giant for four months of operations. Prior to the acquisition of Giant, we did not have retail operations and, therefore, no comparable information is presented.

Wholesale Segment
     The financial information for the nine months ended September 30, 2007, includes the results of our wholesale segment acquired from Giant for four months of operations. Prior to the acquisition of Giant, we did not have wholesale operations and, therefore, no comparable information is presented.
Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash flows provided by operating activities	$256,715	$127,812
Cash flows used in investing activities	(1,222,711)	(111,695)
Cash flows provided by (used in) financing activities	969,003	(8,998)

Net increase in cash and cash equivalents	$3,007	$7,119

Cash Flows Provided By Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2007, was $256.7 million. The most significant provider of cash was our net income ($264.1 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as depreciation and amortization ($37.4 million) and stock-based compensation ($12.9 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($50.3 million).
     Net cash provided by operating activities for the nine months ended September 30, 2006 was $127.8 million. The most significant provider of cash was our net income ($153.9 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as deferred income taxes ($20.4 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($67.7 million).
Cash Flows Used In Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2007 was $1,222.7 million, consisting of cash used to fund the Giant acquisition ($1,056.9 million) and capital expenditures ($165.8 million). Total capital spending for the first nine months of 2007 included spending on the acid and sulfur gas facilities ($17.3 million), the low sulfur gasoline project ($18.3 million), the flare gas recovery system ($9.0 million), crude unit upgrades ($7.0 million), the naphtha hydrotreater ($4.2 million), a pipeline bridge ($2.2 million) and the hydrogen plant ($2.3 million) at our El Paso refinery, the low sulfur gasoline project at our Yorktown refinery ($54.4 million), and other small improvement and regulatory projects. We expect to spend between $95 million and $110 million for capital expenditures for the remainder of 2007. Of these expenditures, approximately $70 million are related to Giant’s operations.
     Net cash used in investing activities, all relating to capital expenditures, for the nine months ended September 30, 2006 was $111.7 million consisting of an escrow deposit and costs of $15.5 million related to the Giant acquisition, and capital expenditures at the El Paso refinery of $96.2 million. Total capital spending in the first nine months of 2006 included the purchase of the asphalt plant and terminals ($20.0 million), spending at our El Paso refinery on an acid and sulfur gas facilities ($18.2 million), an ultra low sulfur diesel project ($16.8 million) and a related hydrogen plant ($11.8 million), and the first phase of a crude oil capacity expansion project ($9.3 million), as well as other small improvement and regulatory projects.

Cash Flows Provided By (Used In) Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2007, was $969.0 million. Cash provided by financing activities for the first nine months of 2007 included additions to long-term debt to fund the Giant acquisition ($1,400.0 million), partially offset by cash outflows from debt repayment ($399.5 million), the repurchases of common stock ($12.8 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under Western Refining Long-Term Incentive Plan, and dividends paid ($9.5 million). Cash provided by financing activities included the excess tax benefit from stock-based compensation expense ($7.8 million).
     Net cash used in financing activities for the nine months ended September 30, 2006 was $9.0 million. Cash provided by financing activities for the first nine months of 2006 included $295.6 million of net proceeds from our initial public offering less stock issuance costs. Cash used by financing activities for the first nine months of 2006 included debt repayment of $149.5 million and capital distributions paid to the partners of Western Refining, L.P. of $147.7 million immediately prior to the consummation of our initial public offering.
Working Capital
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and our existing revolving credit facility. We believe that our cash flows from operations and borrowings under our revolving credit facility will be sufficient to satisfy our expected cash needs associated with our existing operations over the next 12-month period. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I — Item 1A. “Risk Factors” in our 2006 Form 10-K, in Part II – Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, and elsewhere in this report.
     Working capital at September 30, 2007, was $439.8 million, consisting of $1,252.4 million in current assets and $812.6 million in current liabilities. Working capital at December 31, 2006, was $276.6 million, consisting of $620.6 million in current assets and $344.0 million in current liabilities. In addition, we had available borrowing capacity under our 2007 Revolving Credit Agreement of $403.3 million at September 30, 2007.
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
     The Term Loan Agreement, which is secured by our fixed assets, including our refineries, was used to finance the Giant acquisition and for related transaction expenses. The Term Loan Agreement provides for a commitment fee of 0.75% per annum on the unused portion. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.75%. The annual interest rate at September 30, 2007 was 6.88%. The average interest rate for the four months ended September 30, 2007 was 7.17%. The Term Loan Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage. We were in compliance with these covenants as of September 30, 2007. On August 3, 2007 and October 1, 2007, we made principal payments on the Term Loan of $100.0 million and $3.3 million, respectively. The outstanding balance of the Term Loan Agreement at September 30, 2007 was $1,300.0 million.

     2007 Revolving Credit Agreement. On May 31, 2007, we also entered into a Revolving Credit Agreement, or the 2007 Revolving Credit Agreement, with a group of banks. The 2007 Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $500 million, and provides for letters of credit and swing line loans. As of September 30, 2007, we had net availability of $403.3 million due to $96.7 million in letters of credit outstanding and the available collateral.
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
     The 2007 Revolving Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum, subject to adjustment based upon our consolidated leverage ratio, and letter of credit fees ranging from 1.25% to 2.00% per annum payable quarterly, subject to adjustment based upon our consolidated leverage ratio. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.25% to 2.00%, subject to adjustment based upon our consolidated leverage ratio. In addition to the borrowing base limitations, availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. The 2007 Revolving Credit Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage.
     Senior Subordinated Notes. In connection with the Giant acquisition, we assumed debt obligations for $280.0 million (at face value) related to Giant’s 11% Senior Subordinated Notes due 2012 and 8% Senior Subordinated Notes due 2014. These debt obligations were recorded at fair value of $298.7 million as of May 31, 2007. On July 5, 2007, we borrowed $275.0 million under the Term Loan Agreement to call and pay off these notes. See “Term Loan Credit Agreement” above.
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
     Guarantees. The Term Loan Agreement and the 2007 Revolving Credit Agreement, together, the “Agreements,” are guaranteed, on a joint and several basis, by all the subsidiaries of Western Refining, Inc. The Senior Subordinated Notes also were guaranteed, but those guarantees terminated on July 5, 2007 concurrent with the payoff of the debt on that date. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective agreements at a given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.
Letters of Credit
     Our revolving credit facility provides for the issuance of letters of credit. We obtain letters of credit and cancel them on a monthly basis depending upon our needs. At September 30, 2007, there were $96.7 million of irrevocable letters of credit outstanding, issued almost exclusively to crude oil suppliers.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2007.

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
     In order to manage the uncertainty relating to inventory price volatility, we have generally applied a policy of maintaining inventories at or below a targeted operating level. In the past, circumstances have occurred, such as turnaround schedules or shifts in market demand that have resulted in variances between our actual inventory level and our desired target level. We may utilize the commodity futures market to manage these anticipated inventory variances.
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of September 30, 2007, we held approximately 8.9 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $59.18 per barrel. As of September 30, 2007, current cost exceeded the carrying value of LIFO costs by $179.0 million. We refer to this excess as our LIFO reserve.
     In accordance with SFAS No. 133, all commodity futures contracts are recorded at fair value and any changes in fair value between periods are recorded in the other income (expense) section as gain (loss) from derivative activities.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts or price swaps and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in gain (loss) from derivative activities at the end of each period. For the three months ended September 30, 2007, we had $9.1 million in net realized and unrealized gains accounted for using mark-to-market accounting. For the nine months ended September 30, 2007, we had $1.5 million in net realized and unrealized losses accounted for using mark-to-market accounting.
     At September 30, 2007, we had open commodity derivative instruments consisting of price swaps on 0.1 million barrels of refined products, primarily to fix margins on refined product sales for the fourth quarter in 2007 and first quarter in 2008. These open instruments had total unrealized net gains at September 30, 2007, of approximately $2.8 million.
     During the nine months ended September 30, 2007, we did not have any derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of September 30, 2007, $1,300.0 million of our outstanding debt was at floating interest rates of LIBOR plus 1.75% per annum. An increase in the LIBOR of 1% would increase our interest expense by $13.0 million per year.

Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently in the process of analyzing the internal controls of Giant Industries, Inc. and its subsidiaries, all of which were acquired on May 31, 2007.

Part II
Other Information
Item 1. Legal Proceedings
     In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. We also incorporate by reference the information regarding contingencies in Note 18 to the Condensed Consolidated Financial Statements set forth in Part I, Item1. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
     We and Giant filed pre-merger notifications with the U.S. antitrust authorities on September 7, 2006. Prior to the closing of the acquisition, we and Giant responded to numerous information requests from the Federal Trade Commission, or FTC, and entered into various timing agreements related to the transaction. In April and May 2007, the FTC filed actions against us and Giant in the Federal District Court for the District of New Mexico and the Tenth Circuit Court of Appeals seeking to enjoin the transaction from closing. The courts ultimately ruled in our favor and the transaction closed on May 31, 2007. Since closing, the FTC informed us that they will not take any further action against us in connection with the acquisition. In the event that they do, we will vigorously defend ourselves.
Item 1A. Risk Factors
     An investment in our common shares involves risk. A discussion of the risks we faced prior to the acquisition of Giant can be found in our 2006 Form 10-K under Part I – Item 1A. “Risk Factors” and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 under Part II – Item 1A. “Risk Factors”. The acquisition of Giant has significantly changed the nature and scope of our operations. As a result, the risks we face have changed as well. A discussion of the risks we face following our acquisition of Giant can be found in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 under Part II — Item 1-A. “Risk Factors”. Set forth below are material changes that have occurred to the risk factors discussed in those filings. In addition to the other information in this report and our other filings with the SEC, you should carefully consider the following in evaluating us and our business.
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
     Giant suffered three fires at its refineries in the year prior to the acquisition, and as a result, their insurance costs increased and the terms of their insurance coverage have been adversely affected. Giant has also suffered increased costs associated with several major capital projects. In addition to the risks ordinarily associated with a significant merger acquisition, we are exposed to risks arising from these events and other operational risks that may affect Giant differently than they currently affect us. Although we expect to realize strategic, operational and financial benefits as a result of the Giant acquisition, we cannot predict whether and to what extent such benefits will be achieved. In particular, the success of the Giant acquisition will depend, in part, on our ability to realize anticipated refinery efficiencies and cost savings from assuming the control of Giant’s businesses. No assurances can be given that we will be able to achieve these efficiencies and cost savings.
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
We may not be able to consistently run our Four Corners refineries at increased rates.
     In 2005, Giant purchased an inactive pipeline running from Northwest New Mexico to Southwest New Mexico. The pipeline has been reversed and upgraded to transport crude oil from the Permian Basin region of West Texas and Southeast New Mexico to the Four Corners region. With this additional supply of crude oil in the Four Corners region, we are now running our Four Corners refineries at increased rates. These refineries have been running at less than full capacity for a number of years and there is no assurance that the refinery units will be able to continue to run at increased rates without operational problems.
We have a significant amount of indebtedness.
     As of September 30, 2007, our total debt was approximately $1,300.0 million and our stockholders’ equity was approximately $783.1 million. We currently have a $500.0 million revolving credit facility. At September 30, 2007, we had net availability of $403.3 million due to $96.7 million in letters of credit outstanding and the available collateral, and we did not have direct borrowings. Our level of debt may have important consequences to you. Among other things, it may:
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
     Our insurance coverage does not cover all potential losses, costs or liabilities. Although we have recently renewed our insurance coverage on improved terms, primarily due to the fires experienced at the Giant refineries in 2005 and 2006, the cost of insurance coverage for the historic Giant operations is higher than the cost of insurance for historic Western operations. In addition, the deductibles for such coverage are higher and the waiting periods for business interruption coverage are longer.

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
     As of September 30, 2007, we employed 3,470 people, 244 of whom at the El Paso refinery and 154 of whom at the Yorktown refinery were covered by collective bargaining agreements. The collective bargaining agreements both expire in 2009. In addition, employees at the Bloomfield refinery and the Gallup refinery recently voted to form unions. We have not yet negotiated collective bargaining agreements with these employees. We may not be able to negotiate these agreements or renegotiate our existing collective bargaining agreements on satisfactory terms, or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of
			Shares Purchased	Maximum Number of
		Average Price	as Part of a	Shares that May Yet
	Total Number	Paid per Share	Publicly	Be Purchased Under
	of Shares	(Including	Announced	the Plans or
Period	Purchased	Commissions)	Program	Programs
July 1 to July 31, 2007	—	$—	N/A	N/A
August 1 to August 31, 2007(1)	3,038	52.03	N/A	N/A
September 1 to September 30, 2007 (1)	100,103	44.48	N/A	N/A

Total	103,141	44.70	N/A	N/A

(1)	These repurchases were in private transactions directly with certain of our employees to provide funds to satisfy payroll withholding taxes for such employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan. The repurchased shares are now held by the Company as treasury shares.

Item 6. Exhibits

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke Gary R. Dalke	Chief Financial Officer (Principal Financial Officer)	November 8, 2007

Exhibit Index

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.