Form 10-K
period 2007-12-31
Western Refining, Inc.
filed 2008-02-29
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32721

WESTERN REFINING, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3472415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
123 W. Mills Ave., Suite 200 El Paso, Texas (Address of principal executive offices)	79901 (Zip Code)

Registrant’s telephone number, including area code: (915) 534-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑     Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 29, 2007 (the last business day of the registrant’s second fiscal quarter) was $1,545,901,113.20.

As of February 22, 2008, there were 68,028,237 shares outstanding, par value $0.01, of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2008 annual meeting of stockholders are incorporated by reference into Part III of this report.

WESTERN REFINING, INC. AND SUBSIDIARIES

Forward-Looking Statements

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Annual Report on Form 10-K, and in particular under the sections entitled “Item 1. Business,” “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational or refinery efficiencies and cost savings, future refining capacity, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures and future contributions related to pension and post-retirement obligations, our ability to manage our inventory price exposure through commodity derivative instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.

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

Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	our ability to realize the synergies from the Giant Industries, Inc., or Giant, acquisition;

•	our ability to successfully integrate the operations and employees of Giant and the timing of such integration;

•	higher than expected costs or expenses relating to the Giant acquisition;

•	changes in general economic conditions;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	our declaration of force majeure under our crude oil supply contract with Statoil Marketing and Trading (USA), Inc.;

•	changes in crack spreads;

•	changes in the sweet/sour spread;

•	changes in the spread between West Texas Intermediate, or WTI, crude oil and Dated Brent crude oil;

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, safety, tax and other laws, policies and regulations and enforcement initiatives;

•	rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism and other matters beyond our control; and

•	other factors discussed in more detail under “Item 1A. Risk Factors” of this report, which are incorporated herein by this reference.

Any one of these factors or a combination of these factors could materially affect our results of operations and could influence whether any forward-looking statements ultimately prove to be accurate. You are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.

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

PART I

In this Annual Report on Form 10-K, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc. and its subsidiaries, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated. Any references to the “Company” prior to this date exclude the operations of Giant.

Item 1.	Business

Overview

We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate four refineries with a total crude oil throughput capacity of approximately 234,000 barrels per day, or bpd. In addition to our 124,000 bpd refinery in El Paso, Texas, as a result of the Giant acquisition, we now also own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, as well as asphalt terminals in Phoenix, Tucson, Albuquerque and El Paso. As of February 22, 2008, we also own and operate 155 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and a wholesale petroleum products distributor — Western Refining Wholesale, Inc., which operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.

In January 2006, we completed an initial public offering and our stock began trading on the New York Stock Exchange (NYSE) under the symbol “WNR.” Also in connection with our initial public offering, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby Western Refining, Inc. became the indirect owner of the historical operating subsidiary, Western Refining LP and all of its refinery assets.

Following the acquisition of Giant, on May 31, 2007, we began reporting our operating results in three business segments: the refining group, the wholesale group and the retail group. Our refining group operates the four refineries and related refined products terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. See Note 4, “Segment Information” in the Notes to Consolidated Financial Statements included in this Annual Report for detailed information on our operating results by segment.

Acquisition of Giant Industries, Inc.

On May 31, 2007, we completed the acquisition of Giant. Under the terms of the purchase agreement, we acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In connection with the acquisition, we borrowed an additional $275.0 million on July 5, 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes.

The acquisition of Giant is being accounted for under the purchase method as required by Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, or SFAS No. 141, with Western as the accounting acquirer. See Note 3, “Acquisition of Giant Industries, Inc.” in the Notes to Consolidated Financial Statements included in this annual report for a summary of the $1.1 billion purchase price.

As required by the purchase method of accounting rules, the purchase price for the acquisition was determined on November 12, 2006, when we entered into an amendment to the August 26, 2006, merger agreement. The purchase price of the transaction has been allocated to the assets acquired and liabilities assumed based upon their fair values on the closing date of May 31, 2007. The estimated fair values were based on an independent appraisal as well as management’s evaluations of those assets and liabilities.

Following the closing of the transaction, Paul Foster remains our President and Chief Executive Officer, and Fred Holliger, Giant’s former Chairman and Chief Executive Officer, serves as a special advisor to our Board of Directors. The combined company is headquartered in El Paso and maintains administrative offices in Scottsdale, Arizona.

Refining Segment

Our refining group operates four refineries:  one in El Paso, Texas (El Paso refinery), two in the Four Corners region of Northern New Mexico, one near Gallup and one in Bloomfield, (Four Corners refineries), and one near Yorktown, Virginia (Yorktown refinery). Each of these refineries has its own product distribution terminal. It also operates a crude oil transportation and gathering pipeline system in the Four Corners region of New Mexico, an asphalt plant in El Paso, two finished stand-alone products distribution terminals, four asphalt distribution terminals, and a fleet of crude oil and finished product transportation trucks.

Principal products.  The four refineries make various grades of gasoline, diesel fuel, jet fuel and other products from crude oil, other feedstocks, and blending components. We also acquire finished products through exchange agreements and from various third-party suppliers. We sell these products through our own service stations and wholesale group, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail on production by refinery. The following table summarizes sales percentage by product for 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

Gasoline	56.9%	56.1%	59.6%
Diesel Fuel	31.9	33.0	31.8
Jet Fuel	4.2	6.4	6.0
Asphalt	1.9	2.0	0.9
Other	5.1	2.5	1.7

Total	100.0%	100.0%	100.0%

Customers.  We sell a variety of refined products to our diverse customer base. Chevron Products Company, or Chevron, was the only external customer accounting for more than 10% of consolidated net sales for 2007. We have a five-year offtake agreement with Chevron that expires in August 2008 with certain renewal rights.

All sales were domestic sales in the United States, except for sales of gasoline and diesel fuel for export into Mexico. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company, and accounted for approximately 8.3%, 10.5% and 9.9% of our consolidated sales in 2007, 2006 and 2005, respectively.

We also purchase additional refined products from other refiners to supplement supply to our customers. These products are similar to the products that we currently manufacture.

Competition.  We operate in the U.S. Southwest, Rocky Mountain and Mid-Continent regions, which include the areas of West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. Refined products are supplied to these regions from our refineries, from other refineries in these regions and from refineries located in other regions via interstate pipelines. These areas have substantial refining capacity.

Petroleum refining and marketing is highly competitive. The principal competitive factors affecting us are costs of crude oil and other feedstocks, refinery efficiency, refinery product mix, and costs of product distribution and transportation. Because of their geographic diversity, larger and more complex refineries, integrated operations, and greater resources, some of our competitors may be better able to withstand volatile market conditions, to compete on the basis of price, to obtain crude oil in times of shortage, and to bear the economic risk inherent in all phases of the refining industry.

In the Southwest, the El Paso and the Four Corners refineries primarily compete with Valero Energy Corp., ConocoPhillips Company, Alon USA Energy, Inc., Holly Corporation, Flying J, Inc., Tesoro Corporation, Chevron and Suncor Energy, Inc. as well as refineries in other regions of the country that serve the regions we serve through pipelines.

The Longhorn refined products pipeline runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd. This pipeline provides Gulf Coast refiners and other shippers with improved access to West Texas and New Mexico. Any additional supply provided by this pipeline or by the Kinder Morgan Energy Partners, LP, or Kinder Morgan, pipeline expansion could lower prices and increase price volatility in areas that we serve and could adversely affect our sales and profitability.

In the Northeast, our Yorktown refinery primarily competes with Sunoco, Inc., Valero Energy Corp., ConocoPhillips Company, Hess Corporation and other refineries in the Gulf Coast via the Colonial Pipeline, which runs from the Gulf Coast area to New Jersey. We also compete with offshore refiners that deliver product by water transport.

Southwest

El Paso Refinery

Our El Paso refinery consists of a 68,000 bpd South Refinery, with approximately 2.2 million barrels of storage capacity and a 56,000 bpd North Refinery, with approximately 2.1 million barrels of storage capacity, a product terminal and asphalt plant and terminal.

This refinery is well-situated to serve two separate geographic areas, which allows us to diversify our market pricing exposure. Tucson and Phoenix reflect a West Coast, market pricing structure, while El Paso, Albuquerque and Juarez typically reflect a Gulf Coast market pricing structure.

Process Summary.  Our El Paso refinery is a nominal 124,000 bpd crude oil throughput cracking facility that has historically run WTI crude oil to optimize the yields of higher-value refined products, which currently account for over 90% of our production output. The existing metallurgy at the El Paso refinery, combined with various refinery initiatives we are currently pursuing, will give us the flexibility to process significantly more West Texas Sour, or WTS, crude oil, which typically is less expensive than WTI crude oil.

Power Supply.  Electricity is supplied to our refinery by a regional electric company via two separate feeders to both the North and South sides of our refinery. We have an electrical power curtailment plan to conserve power in the event of a partial outage. In addition, we have multiple small, automatic-starting emergency generators to supply electricity for essential lighting and controls in the event of a power outage.

Natural gas is supplied to our refinery via two pipelines. One transportation agreement is on an interruptible basis while the other is on an uninterruptible basis. We purchase our natural gas at market rates.

Raw Material Supply.  The primary inputs for our refinery consist of crude oil, iso-butane and alkylate. We currently have the capacity to process approximately 124,000 bpd of crude oil, of which approximately 90% is WTI crude oil. We currently are pursuing various refinery initiatives that, once completed, will give us the flexibility to process significantly more WTS crude oil. The following table describes the historical feedstocks for our El Paso refinery:

				Percentage For
				Year Ended
Refinery Feedstocks	Year Ended December 31,			December 31,
(bpd)	2007	2006	2005	2007

Crude Oils:
Sweet crude oil	107,176	100,996	96,008	80.2%
Sour crude oil	12,521	12,187	9,505	9.4%

Total Crude Oils	119,697	113,183	105,513	89.6%

Other Feedstocks & Blendstocks:
Intermediates and other	5,171	5,206	4,284	3.9%
Blendstocks	8,781	8,681	6,713	6.5%

Total Other Feedstocks & Blendstocks	13,952	13,887	10,997	10.4%

Total Crude Oil & Other Feedstocks/Blendstocks	133,649	127,070	116,510	100.0%

Crude oil is delivered to our El Paso refinery via a 450-mile crude oil pipeline owned and operated by Kinder Morgan. The system handles both sweet (WTI) and sour (WTS) crude oil. The main trunkline into El Paso is used solely for the supply of crude oil to us, on a published tariff. We acquired the crude oil pipeline in 2003 from Chevron. In 2004, we sold the crude oil pipeline to Kinder Morgan, and we simultaneously entered into a 30-year crude oil transportation agreement with Kinder Morgan. The crude oil pipeline has access to the majority of the producing fields in the Permian Basin, which gives us access to a plentiful supply of WTI and WTS crude oil from fields with long reserve lives. We generally buy our crude oil under contracts with various crude oil providers, including a contract with Kinder Morgan that expires in 2020 and shorter-term contracts with other suppliers, at market-based rates.

We also have access to blendstocks and refined products from the Gulf Coast through the Magellan South System pipeline that runs from the Gulf Coast to our refinery.

Refined Products Transportation.  Outside of the El Paso area, which is supplied via our El Paso refinery product terminal, we provide refined products to other areas, including Tucson, Phoenix, Albuquerque and Juarez, Mexico. Supply to these areas is achieved through pipeline systems that are linked to our refinery. Our refined products are delivered to Tucson and Phoenix through the Kinder Morgan East Line, which was expanded to over 200,000 bpd in the fourth quarter of 2007, and to Albuquerque and Juarez, Mexico through pipelines owned by Plains All American Pipeline

L.P., or Plains. We also sell our refined products at our product marketing terminal and rail loading facilities in El Paso. Another pipeline owned by Kinder Morgan provides diesel fuel to the Union Pacific railway in El Paso.

Both Kinder Morgan’s East Line and the Plains pipeline to Albuquerque are interstate pipelines regulated by the Federal Energy Regulatory Commission, or FERC, and have historically operated near 100% capacity year-round. The tariff provisions for these pipelines include prorating policies that grant historical shippers line space that is consistent with their prior activities as well as a prorated portion of any expansions.

Four Corners Refineries

Our refining group operates two refineries in the Four Corners region of Northern New Mexico. We operate the two refineries in an integrated fashion. Our Gallup refinery has a crude oil throughput capacity of 23,000 barrels per day. It is located on approximately 810 acres near Gallup, New Mexico. Our Bloomfield refinery has a crude oil throughput capacity of 17,000 barrels per day. It is located on 305 acres near Farmington, New Mexico. We typically have not operated these refineries at these capacity levels.

Arizona, Colorado, New Mexico and Utah are the primary areas for the refined products and also are the primary source of crude oil and natural gas liquids supplies for both refineries.

Process Summary.  The Four Corners refineries produce a high percentage of high-value products. Each barrel of raw materials processed by our Four Corners refineries has resulted in approximately 90% of high-value finished products, including gasoline and diesel fuel during the past five years.

Power Supply.  Electrical power is supplied to the Gallup Refinery by a regional electric cooperative. There are several uninterruptible power supply units throughout the plant to maintain computers and controls in the event of a power outage. Natural gas is supplied to our refinery via pipeline from a single supplier.

Electricity is supplied to our Bloomfield refinery by the local electric company via one 69 KV line through two separate step down transformers that feed the plant. There is no backup electric generation. Natural gas is supplied to this refinery via pipeline. The transportation contract for this natural gas supply is on an interruptible basis.

Raw Material Supply.  The feedstocks for our Four Corners refineries are Four Corners Sweet and West Texas Sweet. The Four Corners Sweet comes from the Four Corners area and is delivered by pipelines, including pipelines we own, connected to our refineries, or delivered by our trucks to pipeline injection points or refinery tankage. Our pipeline system reaches into the San Juan Basin, located in the Four Corners area, and connects with local common carrier pipelines. We currently own approximately 250 miles of pipeline for gathering and delivering crude oil to the refineries. Our Gallup refinery receives natural gas liquids primarily through a 13-mile pipeline we own that is connected to a natural gas liquids processing plant.

The West Texas Sweet comes from the Permian Basin region of West Texas and Southeast New Mexico and is delivered on a 16” pipeline system operated as a common carrier line with FERC tariffs by our wholly-owned subsidiary, Western Refining Pipeline Company. This pipeline runs from Lynch to Bisti, New Mexico and began delivering crude oil to our Four Corners refineries in August 2007. This incremental supply of crude oil in the Four Corners region provides enough feedstock for our two Four Corners refineries to run at full capacity rates (40,000 bpd). See Item 1A. “Risk Factors — we may not be able to run our Four Corners refineries at increased rates.”

We supplement the crude oil used at our refineries with other feedstocks. These other feedstocks currently include locally produced natural gas liquids and condensate as well as other feedstocks produced outside of the Four Corners area. The following table describes the historical feedstocks for our Four Corners refineries:

		Percentage for
	June 1	June 1
	Through	Through
Refinery Feedstocks	December 31,	December 31,
(bpd)	2007	2007
Crude Oil:
Sweet Crude Oil	27,680	89.4%

Total Crude Oil	27,680	89.4%

Other Feedstocks & Blendstocks:
Intermediates	351	1.1%
Blendstocks	2,538	8.2%
Slop oil	382	1.3%

Total Other Feedstocks & Blendstocks	3,271	10.6%

Total Crude Oil & Other Feedstocks and Blendstocks	30,951	100.0%

Our Gallup refinery is capable of processing approximately 6,000 barrels per day of natural gas liquids. An adequate supply of natural gas liquids is available for delivery to our Gallup refinery primarily through a pipeline we own that connects the refinery to a natural gas liquids processing plant.

We purchase crude oil from a number of sources, including major oil companies and independent producers, under arrangements that contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms of one year or less. In addition, these arrangements are subject to periodic renegotiation, which could result in our paying higher or lower relative prices for crude oil.

Terminal Operations.  Each of our Four Corners refineries has its own products distribution terminal. We own a stand-alone finished products terminal near Flagstaff, Arizona, with a daily capacity of 6,000 barrels per day. This terminal has approximately 65,000 barrels of finished product tankage and a truck loading rack with three loading spots. Product deliveries to this terminal are made by truck from our Four Corners refineries.

We also own a stand-alone finished products terminal in Albuquerque, New Mexico, with a daily capacity of 10,000 barrels per day. This terminal has approximately 170,000 barrels of finished product tankage and a truck loading rack with two loading spots. Product deliveries to this terminal are made by truck or by pipeline, including deliveries from our Gallup and Bloomfield refineries.

Refined Products Transportation.  Our Four Corners gasoline and diesel fuel production is distributed in Arizona, Colorado, New Mexico and Utah. Our refining group operates a fleet of finished product trucks that we use to deliver finished products as needed by our customers.

Northeast

Yorktown Refinery

Our Yorktown refinery is located on 676 acres of land known as Goodwin’s Neck, located on the York River in York County, Virginia. The Yorktown refinery has its own deep-water port on the York River, close to the Norfolk military complex and the Hampton Roads shipyards. The Yorktown refinery primarily serves Yorktown, Virginia; Salisbury, Maryland; Norfolk, Virginia; North and South Carolina and the New York Harbor.

Process Summary.  Our Yorktown refinery is a nominal 70,000 bpd crude oil cracking facility that can process a wide variety of crude oils, including certain lower quality crude oils, into high-value finished products, including both conventional and reformulated gasoline, ultra low sulfur diesel fuel, and heating oil. We also produce liquefied petroleum gases (“LPGs”), fuel oil, and anode grade petroleum coke.

Power Supply.  The Yorktown Refinery’s electrical power is supplied by the regional electric company via two independent transformers. Many units have emergency backup generators or can receive power via another process unit. All process computers and controls are protected by various uninterruptible power supply systems.

Natural gas is supplied to our refinery via pipeline. Our refinery is not dependent on natural gas for normal operation. The natural gas is used as a back-up to refinery produced fuel gas.

Raw Material Supply.  Most of the crude oil for our Yorktown refinery comes from Canada, the North Sea and South America. Our Yorktown refinery’s strategic location on the York River and its own deep-water port access allow it to receive supply shipments from various regions of the world. Crude oil tankers deliver all of the crude oil supplied to our Yorktown refinery. The refinery can process a wide range of crude oils, including certain lower quality crude oils. The ability to process a wide range of crude oils allows our Yorktown refinery to vary its crude oil slate. Lower quality crude oils can typically be purchased at a lower cost, compared to higher quality crude oils. The Yorktown refinery also purchases some process unit feedstocks to supplement the feedstocks going into various process units, and blendstocks, to optimize refinery operations and blending operations.

We have a long-term crude oil supply agreement with Statoil Marketing and Trading (USA), Inc., or Statoil. We began taking shipments of this crude oil at our Yorktown refinery in February 2004. The contract contemplates that Statoil would supply us with 66 million barrels of crude oil, and as of December 31, 2007, we had received approximately 65% of the crude oil volume provided for in the contract. However, we recently declared force majeure under this agreement (based on the effects of the crude oil on our plant and equipment), and we have only taken nominal shipments of crude oil from Statoil since the fall of 2007. We are having ongoing discussions with Statoil regarding our declaration of force majeure, but we cannot assure you that they will accept our position or that a dispute will not ensue.

The following table describes the historical feedstocks for our Yorktown refinery:

		Percentage for
	June 1	June 1
	Through	Through
	December 31,	December 31,
Refinery Feedstocks (bpd)	2007	2007

Crude Oils:
Sweet Crude Oil	24,470	37.2%
Heavy Crude Oil	35,316	53.7%

Total Crude Oils	59,786	90.9%

Other Feedstocks & Blendstocks:
Intermediates	4,651	7.1%
Blendstocks	1,207	1.8%
Slop oil	94	0.2%

Total Other Feedstocks & Blendstocks	5,952	9.1%

Total Crude Oil & Other Feedstocks and Blendstocks	65,738	100.0%

Refined Products Transportation.  Most of the finished products sold by the refinery are shipped by barge, with the remaining amount shipped by truck or rail. A rail system, which serves the refinery, transports shipments of mixed butane and anode coke from the refinery to our customers.

Dock System and Storage.  Our refinery’s dock system is capable of handling 150,000-ton deadweight tankers and barges up to 200,000 barrels. The refinery includes approximately 1.9 million barrels of crude oil tankage, including approximately 500,000 barrels of storage capacity in a tank leased from an adjacent landowner. We also own approximately 600,000 barrels of gasoline tank storage, 800,000 barrels of gasoline blendstock tank storage, and 400,000 barrels of distillate tank storage.

Retail Segment

Our retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. Our refining group or wholesale group supply substantially all the gasoline and diesel fuel that the retail group sells. We purchase general merchandise and food products from various suppliers. At February 22, 2008, our retail group operated 155 service stations with convenience stores or kiosks located in Arizona, New Mexico and Colorado.

The main competitive factors affecting our retail segment are the location of the stores, brand identification, and product price and quality. Our service stations compete with Valero Energy Corp., Chevron, Alon Energy USA, Shell Oil Company and ConocoPhillips. Large chains of retailers like Costco Wholesale Corp., Wal-Mart Stores Inc., and Albertson’s Inc. are entering the motor fuel retail business. Many of these competitors are substantially larger than us and because of their integrated operations, may be better able to withstand volatile conditions in the fuel market and lower profitability in merchandise sales.

On February 22, 2008, our retail group had 60 units branded Conoco pursuant to a strategic branding/licensing agreement. In addition, 31 units were branded Mustang, 29 units were branded Giant, 23 units were branded Shell, eight units were branded Phillips 66, two units were branded Thriftway, one unit was branded Mobil, and one unit was branded Sundial.

Location	Owned	Leased	Total

Arizona	25	17	42
New Mexico	77	22	99
Colorado	13	1	14

	115	40	155

Wholesale Segment

Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New

Mexico, Texas and Utah. The wholesale group purchases petroleum fuels and lubricants from the refining group and from third-party suppliers.

Our principal customers are the mining, construction, utility, manufacturing, transportation, aviation and agricultural industries. No single external customer accounted for more than 10% of our consolidated net sales. We compete with other wholesale petroleum products distributors in the areas we serve like Flying J, Inc., Pro Petroleum, Inc., Southern Counties Fuels, Union Distributing, Brown Evans Distributing Co., and Maxum Petroleum, Inc.

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

Periodically, we receive communications from various federal, state and local governmental authorities asserting violation(s) of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. We do not anticipate that any such matters currently asserted will have a material adverse impact on our financial condition, results of operations or cash flows.

El Paso Refinery

In May 2000, we entered into an Agreed Order with the Texas Natural Resources Conservation Commission for remediation of the South side of the El Paso refinery property. On August 7, 2000, we purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which we expensed in fiscal 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumes responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. Under the policy, environmental costs outside the scope of the Agreed Order require payment by us of a deductible as well as any costs that exceed the covered limits of the insurance policy. We are not aware of any other environmental costs that may be necessary, and therefore, cannot reasonably estimate a liability, if any, for any other deductibles. In addition, under a settlement agreement with us, a subsidiary of Chevron is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but that exceed the $20 million threshold. Pursuant to the purchase agreement relating to the purchase of the North side of the El Paso refinery, Chevron retained responsibility for, and control of, certain remediation activities. We are not presently aware of any additional environmental costs that it would be responsible for relating to the assets acquired, and therefore, we cannot reasonably estimate a liability, if any.

The U.S. Environmental Protection Agency, or EPA has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, we have been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. We do not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. While at this time it is not known precisely how the EPA Initiative or any resulting settlement may affect us, we expect to be required to pay penalties and to install additional pollution controls, and, as a result, our operating costs and capital expenditures may increase. Based on current negotiations and information, we have revised and estimated the total capital expenditures that may be required for the El Paso refinery pursuant to the EPA Initiative would be approximately $27 million of which $12 million remains to be spent. These capital expenditures would primarily be for installation of a flare gas recovery system on the South side of the El Paso refinery and installation of nitrogen oxides, (“NOx”), emission controls at the refinery. As of December 31, 2007, we completed a flare gas recovery system at a cost of $15.2 million. The remaining expenditures for the NOx emission controls project of $12 million will occur from 2008 through 2012. These amounts have been included in our estimated capital expenditures for regulatory projects. These estimates could change as a result of a final settlement with EPA regarding the El Paso refinery under the EPA Initiative if the EPA requires additional NOx controls beyond those already planned for, or requires other additional air pollution controls. Based on current information, we do not expect any settlement pursuant to the EPA Initiative to have a material adverse effect on our business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Spending,” elsewhere in this annual report.

In April 2003, we received a payment of reparations in the amount of $6.8 million from a pipeline company as ordered by the FERC. While we and the pipeline company have sought judicial review of the FERC order, as well as a series of other orders, the pipeline company made a compliance filing in which it asserts it overpaid reparations to us in a total amount of $882,000 including accrued interest through April 30, 2006, and that interest should continue to accrue.

Yorktown Refinery

Giant assumed certain liabilities and obligations in connection with the 2002 purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc., or collectively BP. BP, however, agreed to reimburse Giant for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental, health, and safety laws during BP’s operation of the refinery, subject to certain limitations BP’s liability for reimbursement is limited to $35 million.

Yorktown 1991 and 2006 Orders.  In connection with the Yorktown acquisition, Giant assumed certain of BP’s obligations under an administrative order issued in 1991 by the EPA under the Resource Conservation and Recovery Act, or RCRA, for which Giant maintains it has an indemnity right against BP. In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant will implement a clean-up plan for the refinery. Following the acquisition of Giant, we are in the process of finalizing the details of the clean-up plan with the EPA.

We currently estimate that expenditures associated with the EPA order are approximately $46.2 million (up to $35 million of which we believe is subject to reimbursement by BP). The discounted value of this liability assumed from Giant on May 31, 2007, was $35.5 million. We incurred $4.7 million in 2007 related to the EPA order and believe that approximately $26.8 million will be incurred between 2008 and 2011. The remainder will be spent over a 29-year period following construction. These estimates assume that EPA will agree with the design and specifications of our clean-up plan. These estimates also could change as a result of factors such as changes in costs of labor and materials.

During 2007, in response to the first claim requesting reimbursement from BP, we received a letter from BP disputing indemnification for these costs. We are pursuing indemnification from BP. To reflect the uncertainty of the outcome, however, we have accrued a reserve of $31.6 million for this project as of December 31, 2007.

As part of the consent order clean-up plan, a portion of the facility’s underground sewer system will be cleaned, inspected, and repaired as needed. This sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in the associated cost estimate. We anticipate that construction of the corrective action management unit and related remediation work, which includes rerouting a section of the sewer system to allow construction, as well as sewer system inspection and repair, will be completed approximately four to five years after the EPA approves the clean-up plan and authorizes its implementation.

Yorktown 2002 Amended Consent Decree.  In May 2002, a Giant subsidiary company acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree among various parties covering many locations, or the Consent Decree, entered in August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of nitrous oxides, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. We do not expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator, or ESP, on the Fluid Catalytic Cracking Unit, or FCCU, and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. As of December 31, 2007, we had expended $0.2 million controlling NOx emissions from one heater. We estimate additional capital expenditures of approximately $1.5 million to complete implementation of the capital expenditures required by the Consent Decree. This amount has been included in our estimated capital expenditures for regulatory projects. We do not expect completing the requirements of the Consent Decree to have a material adverse effect on our business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Spending,” elsewhere in this annual report.

Four Corners Refineries

Four Corners 2005 Consent Agreements.  In July 2005, as part of the EPA Initiative, Giant reached an administrative settlement with New Mexico Environmental Department, or NMED, and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico. The NMED agreement requires that both Four Corners refineries implement air pollution controls between 2006 and 2012 to reduce air emissions including emissions of sulfur dioxides and nitrogen oxides. We do not expect implementation of the NMED agreement requirements will result in any soil or groundwater remediation or clean-up requirements.

Based on current information, we have estimated the total capital expenditures that may be required pursuant to the NMED agreement would be approximately $10 to $60 million and will occur from 2008 to 2012. These capital expenditures would primarily be for installation of emission controls on the FCCUs and heaters and boilers, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and nitrogen oxides from the refineries. Prior to May 31, 2007, Giant had completed a sulfur recovery system at the Gallup refinery. Modifications to the sulfur recovery systems at the Gallup refinery will be installed in early 2008 to improve performance of the units at a cost of approximately $0.6 million. Total capital expenditures could increase if 2008 modifications to the sulfur recovery units are unsuccessful.

Based on current information, we do not expect the implementation of the NMED settlements to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.

Bloomfield 2007 NMED Remediation Order.  In July 2007, we received a final administrative compliance order from NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the final order requires us to:

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

The final order recognizes that prior work satisfactorily completed may fulfill some of the foregoing requirements. In that regard, we have already put in place some remediation measures with the approval of NMED or New Mexico Oil Conservation Division, or OCD.

Based on current information, we have prepared an initial cost estimate of $2.8 million for implementing the final order. Accordingly, we have recorded the liability relating to the final order implementation costs.

Bloomfield 2005 EPA Compliance Order.  In October 2005, Giant received an Administrative Compliance Order from the EPA in connection with a compliance evaluation inspection at the Bloomfield refinery in 2000 and a follow-up inspection in early 2001. Giant sent waste water from the refinery’s process units through an oil-water separator, a series of aeration ponds that continue the treatment and processing of oily water, and a series of evaporation ponds, before the water was injected into a permitted deep well. The EPA alleged that benzene levels in the aeration ponds exceed permissible RCRA levels. The EPA also alleged that Giant failed to make a RCRA hazardous waste determination in connection with waste water going into the aeration ponds. In May 2006, Giant reached a settlement with EPA in the form of a consent agreement and paid a civil penalty. The settlement requires that Giant make equipment modifications to reduce benzene levels in the waste water coming from the refinery’s process units. The project was completed in October 2007 and we incurred capital expenditures of $3.8 million on this project. Since the settlement does not require any cleanup activities, we have not recorded an environmental liability for this matter.

Reduction of Sulfur Content in Light Fuels

The EPA has adopted regulations under the Clean Air Act that requires significant reductions in the sulfur content in gasoline and diesel fuel. These regulations required most refineries to begin reducing sulfur content in gasoline to 30 parts per million, or ppm, in January 1, 2004, with full compliance by January 1, 2006, and require reductions in sulfur content in diesel to 15 ppm beginning in June 1, 2006, with full compliance by January 1, 2010.

However, we applied for and received “small refiner status” under the EPA low sulfur gasoline and ultra low sulfur diesel programs. A small refiner is one having less than 1,500 employees and an average crude oil capacity of less than 155,000 bpd. As a “small refiner,” we would not have had to meet the 30 ppm gasoline standard until January 2011 since we had fully implemented the new on-road diesel sulfur content standard of 15 ppm by June 1, 2006.

As a result of the Giant acquisition, we no longer qualify as a “small refiner.” The rules provide for a period of at least 30 months to comply with the 30 ppm gasoline standard after losing “small refiner status” due to a merger or acquisition. We anticipate meeting the standard in the required time. Our compliance with the new reduced sulfur standards in gasoline will require additional capital expenditures of approximately $162 million through 2009. Our capital cost estimate for gasoline sulfur compliance has increased significantly from previous estimate due to additional work required for the fluid catalytic cracker, or FCC, gasoline hydrotreater, development and inclusion of costs related to the LSR hydrotreating unit, additional work required for offsites and infrastructure modifications needed to support gasoline sulfur compliance, project cost escalation and related cost contingencies. For additional details, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Spending.”

In addition to the benefits described above for being classified as a “small refiner” under the EPA rules, we qualify for designation as a small refiner under tax legislation. This legislation allows us to immediately deduct up to 75% of the ultra low sulfur diesel compliance costs when incurred for tax purposes. Furthermore, the law allows the remaining 25% of ultra low sulfur diesel compliance costs to be recovered as tax credits with the commencement of ultra low sulfur diesel manufacturing. The loss of our “small refiner” status upon the completion of the Giant acquisition did not impact this accelerated deduction/tax treatment.

Environmental Remediation

Certain environmental laws hold current or previous owners or operators of real property liable for the costs of cleaning up spills, releases and discharge of petroleum or hazardous substances, even if these owners or operators did not know of and were not responsible for such spills, releases and discharges. These environmental laws also assess liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person. The groundwater and certain solid waste management units and other areas at and adjacent to our refinery have been impacted by prior spills, releases and discharges of petroleum or hazardous substances and are currently undergoing remediation by us and Chevron pursuant to certain agreed administrative orders with the Texas Commission on Environmental Quality, or TCEQ. Chevron retained liability for, and control of, certain environmental liabilities and remediation activities that existed, or arise out of events occurring, prior to our acquisition of the North Refinery assets. For example, Chevron retained responsibility to remediate their solid waste management units in accordance with its Resource Conservation Recovery Act permit and retained liability for, and control of, certain groundwater remediation responsibilities. We currently believe that we have adequate insurance to cover the costs of the remaining activities; however, to the extent that these indemnity and insurance obligations are not fulfilled, we may incur significant costs in connection with these clean-ups. Furthermore, in the future we may be required to remediate pollution conditions at the refinery not addressed by the agreed administrative orders or to remediate newly discovered pollution conditions.

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

Employees

As of February 22, 2008, we employed 3,149 people, 240 of whom at the El Paso refinery and 169 at the Yorktown refinery were covered by collective bargaining agreements. The collective bargaining agreements both expire in 2009. In addition, employees at the Bloomfield refinery and the Gallup refinery recently voted to form unions during 2007. We have not yet finalized negotiations of the collective bargaining agreements with these employees. We may not be able to negotiate these agreements or renegotiate our existing collective bargaining agreements on satisfactory terms, or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our business, financial condition and results of operations.

Available Information

We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC’s Internet site at http://www.sec.gov contains the reports, proxy and information statements, and other information filed electronically.

As required by Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a code of ethics that applies specifically to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. We have also adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. Those codes of ethics are posted on our website. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to our code of ethics and any waiver applicable to any of our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Our website address is: http://www.wnr.com. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.

In 2007, our Chief Executive Officer submitted to the New York Stock Exchange the required CEO certification regarding compliance with the NYSE corporate governance listing standards. In addition, attached as Exhibits 31.1 and 31.2 to the Form 10-K are the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 1A.	Risk Factors

An investment in our common shares involves risk. The acquisition of Giant has significantly changed the nature and scope of our operations. As a result, the risks we face have changed as well. In addition to the other information in this report and our other filings with the SEC, you should carefully consider the following risk factors in evaluating us and our business.

The risks described below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial also could impair our business, financial condition, or results of operations. If any of the risks actually occurs, our business, financial condition, or results of operations could be adversely affected. In such case, the trading price of our common shares could decline.

The price volatility of crude oil, other feedstocks, refined products, and fuel and utility services has had and may continue to have a material adverse effect on our earnings and cash flows.

Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products, and fuel and utility services. In particular, our refining margins were substantially lower in the fourth quarter of 2007 as compared to the first three quarters of the year due to substantial increases in feedstock costs and lower increases in gasoline prices.

In recent years, the prices of crude oil, other feedstocks and refined products have fluctuated substantially. Our average cost per barrel of crude oil for 2007 was $74.42, compared to $65.19 for 2006, and $55.10 for 2005. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline and other refined products. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	demand for crude oil and refined products, especially in the U.S., China and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstocks and refined products imported into the U.S., which can be impacted by accidents, interruptions in transportation, inclement weather or other events affecting producers and suppliers;

•	U.S. government regulations;

•	utilization rates of U.S. refineries;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to maintain oil price and production controls;

•	development and marketing of alternative and competing fuels;

•	pricing and other actions taken by competitors that impact the market;

•	product pipeline capacity, including the Longhorn pipeline, as well as Kinder Morgan’s expansion (completed in 2007) of its East Line, both of which could increase supply in certain of our service areas and therefore reduce our margins;

•	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our plants, machinery or equipment, or those of our suppliers or customers; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our service areas.

Volatility has had, and may continue to further have, a negative effect on our results of operations to the extent that the margin between refined product prices and feedstock prices narrows further, as was the case at the end of 2007.

The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities. As a result, we have no control over the changing market value of these inventories. Because our inventory of crude oil and refined product is valued at the lower of cost or market value under the “last-in, first-out”, or LIFO, inventory valuation methodology, if the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold. The valuing of the Giant inventory required to be done as a result of the acquisition of Giant may make this more likely to occur in the future.

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

Giant suffered three fires at its refineries in the year prior to the acquisition, and as a result, the insurance costs for these refineries increased and the terms of the insurance coverage have been adversely affected. These refineries also suffered increased costs associated with several major capital projects. In addition to the risks ordinarily associated with a significant acquisition, we are exposed to risks arising from these events and other operational risks that may affect these legacy Giant assets differently than they currently affect us. Although we expect to realize strategic, operational and financial benefits as a result of the Giant acquisition, we cannot predict whether and to what extent such benefits will be achieved. In particular, the success of the Giant acquisition will depend, in part, on our ability to realize anticipated refinery efficiencies and cost savings from assuming control of Giant’s businesses. No assurances can be given that we will be able to achieve these efficiencies and cost savings.

In addition, we will face certain challenges as we integrate Giant’s operations into our business. In particular, the Giant acquisition has significantly expanded our geographic scope, the types of business in which we are engaged, the number of our employees and the number of refineries we operate, thereby presenting us with significant challenges as we work to manage the substantial increases in scale resulting from the acquisition. We must integrate a large number of systems, both operational and administrative. Delays in this process could have a material adverse effect on our revenues, expenses, operating results and financial condition. In addition, events outside of our control, including changes in state and federal regulation and laws as well as economic trends, also could adversely affect our ability to realize the anticipated benefits from the Giant acquisition.

We can give no assurance that our acquisition of Giant will perform in accordance with our expectations. We can give no assurance that our expectations with regards to integration and synergies will materialize. Our failure to successfully integrate and operate these legacy Giant assets, or to resolve any issues arising from the declaration of force majeure under the Statoil contract, and to realize the anticipated benefits of the acquisition, could adversely affect our operating, performing and financial results. See Item 1. “Business — Refining Segment — Yorktown Refinery — Raw Material Supply.”

We have a limited operating history as a stand-alone company, and our previous financial statements may not be indicative of future performance.

Fiscal year 2004 was the first full year in which we owned and operated our integrated refinery in El Paso. In addition, we acquired Giant on May 31, 2007. In light of our acquisition of the other half of the El Paso refinery in August 2003 and Giant in May 2007, our financial statements only reflect the impact of the acquisitions since those dates and therefore make comparisons with prior periods difficult. As a result, our limited historical financial performance makes it difficult for shareholders to evaluate our business and results of operations to date and to assess our future prospects and viability. Furthermore, our brief operating history has resulted in revenue and profitability growth rates that may not be indicative of our future results of operations. As a result, the price of our common stock may be volatile.

If the price of crude oil increases significantly or our credit profile changes, it could have a material adverse effect on our liquidity and limit our ability to purchase enough crude oil to operate our refineries at full capacity.

We rely in part on borrowings and letters of credit under our $800.0 million revolving credit facility, (increased from $500.0 million in February 2008), to purchase crude oil for our refineries. Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms of their invoices with us or require additional support such as letters of credit. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our creditors of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers, which could hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. In addition, if the price of crude oil increases significantly, we may not have sufficient capacity under our revolving credit facility, or sufficient cash on hand, to purchase enough crude oil to operate our refineries at planned rates. A failure to operate our refineries at planned rates could adversely affect our earnings and cash flows.

The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs or liabilities. Any significant interruptions in the operations of any of our refineries could materially and adversely affect our business, financial condition and operating results.

Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products, and refined products. These hazards and risks include, but are not limited to, the following:

•	natural disasters;

•	fires;

•	explosions;

•	pipeline ruptures and spills;

•	third-party interference;

•	disruption of natural gas deliveries under our interruptible natural gas delivery contract for the El Paso refinery;

•	disruptions of electricity deliveries; and

•	mechanical failure of equipment at our refineries or third-party facilities.

Any of the foregoing could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims, and other damage to our properties and the properties of others. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Furthermore, in such situations, undamaged refinery processing units may be dependent on or interact with damaged process units and, accordingly, are also subject to being shut down.

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

Our refining activities are conducted at our El Paso refinery in Texas, the Yorktown refinery in Virginia, and our two refineries in New Mexico. The refineries constitute a significant portion of our operating assets, and our refineries supply a significant portion of our fuel to our retail operations. Prior to our acquisition of Giant, there was one fire incident at the Yorktown refinery and two fire incidents at the Gallup refinery in late 2006. Because of the significance to us of our refining operations, the occurrence of any of the events described above could significantly disrupt our production and distribution of refined products, and any sustained disruption could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to run our Four Corners refineries at increased rates.

In 2005, Giant purchased an inactive pipeline running from Southwest New Mexico to Northwest New Mexico. The pipeline has been upgraded to transport crude oil from Southeast New Mexico to the Four Corners region. While this additional supply of crude oil was intended to allow us to run our Four Corners refineries at increased rates, we may not be able to do so. These refineries had been running at less than full capacity for a number of years and there is no assurance that the refinery units will be able to run at increased rates.

We could experience business interruptions caused by pipeline shutdown.

Our El Paso refinery, which is our largest refinery, is dependent on a 450-mile pipeline owned by Kinder Morgan, for the delivery of all of its crude oil. Because our crude oil refining capacity at the El Paso refinery is approaching the delivery capacity of the pipeline, our ability to offset lost production due to disruptions in supply with increased future production is limited due to this crude oil supply constraint. In addition, we will be unable to take advantage of further expansion of the El Paso refinery’s production without securing additional crude oil supplies or pipeline expansion. We also deliver a substantial percentage of the refined products produced at the El Paso refinery through three principal product pipelines. Any extended, non-excused downtime of our El Paso refinery could cause us to lose line space on these refined products pipelines if we cannot otherwise utilize our pipeline allocations. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, governmental regulation, terrorism, other third-party action, or any other events beyond our control. A prolonged inability to receive crude oil or transport refined products on pipelines that we currently utilize could have a material adverse effect on our business, financial condition and results of operations.

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

Certain rights-of-way for our crude oil pipeline system must be renewed periodically, including some that have expired, which are in the process of renewal, and others that expire in the next few years. We expect that substantial lead time will be required to negotiate and complete renewal of these rights-of-way and that the costs of renewal for certain of the rights-of-way may be significant. Our inability to successfully renew these rights-of-way would negatively impact our ability to use the crude oil pipeline systems, which could have a material adverse effect on our business, financial condition and results of operations.

Severe weather, including hurricanes, could interrupt the supply of some of our feedstocks.

Crude oil supplies for the El Paso refinery come from the Permian Basin in Texas and New Mexico and therefore are generally not subject to interruption from severe weather, such as hurricanes. We, however, obtain certain of our feedstocks for the El Paso refinery, such as alkylate, and some refined products we purchase for resale, by pipeline from Gulf Coast refineries. We also rely on transported feedstocks to produce a portion of our Phoenix Clean Burning Gasoline, or CBG, and other refined products. In addition, we currently depend on rail shipments of sulfuric acid to and from acid regeneration facilities in Louisiana to conduct our El Paso refining operations. These Gulf Coast refineries and acid regeneration facilities are subject to damage or production interruption from hurricanes or other severe weather. If our supply of feedstocks or sulfuric acid is interrupted for the El Paso refinery, our business, financial condition and results of operations would be adversely impacted.

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

The Longhorn refined products pipeline, which was completed in late 2004, runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd. This pipeline provides Gulf Coast refiners and other shippers with improved access to West Texas and New Mexico. In addition, Kinder Morgan completed and placed into service its East Line expansion that increases pipeline capacity from El Paso to Tucson and Phoenix, Arizona. The expansion increases capacity on the East Line to over 200,000 bpd. Any additional or modified supply provided by these pipelines could lower prices and increase price volatility in areas that we serve and could adversely affect our sales and profitability.

Portions of our operations in the areas we operate may be impacted by competitors’ plans, as well as plans of our own, for expansion projects and refinery improvements that could increase the production of refined products in the Southwest region. In addition, we anticipate that lower quality crude oils, which are typically less expensive to acquire, can and will be processed by our competitors as a result of refinery improvements. These developments could result in increased competition in the areas in which we operate.

We may incur significant costs to comply with environmental and health and safety laws and regulations.

Our operations and properties are subject to extensive federal, state and local environmental and health and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, waste management, characteristics and composition of gasoline and diesel fuels. If we fail to comply with these regulations, we may be subject to administrative, civil and criminal proceedings by governmental authorities, as well as civil proceedings by environmental groups and other entities and individuals. A failure to comply, and any related proceedings, including lawsuits, could result in significant costs and liabilities, penalties, judgments against us or governmental or court orders that could alter, limit or stop our operations.

In addition, new environmental laws and regulations, including new regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. There is growing consensus that some form of regulation will be forthcoming at the federal level in the United States with respect to greenhouse gas emissions (including carbon dioxide) and such regulation could result in the creation of substantial additional costs in the form of taxes or required acquisition or trading of emission allowances. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. We are not able to predict the impact of new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted or enforced. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition and results of operations.

The Environmental Protection Agency, or EPA, has issued rules pursuant to the Clean Air Act that require refiners to reduce the sulfur content of gasoline and highway diesel fuel by various specified dates. We are incurring substantial costs to comply with the EPA’s low sulfur rules. The Yorktown refinery is subject to a compliance plan agreed to by the EPA that modified the timetable for the Yorktown and El Paso refineries to comply with the rules and requires the Yorktown refinery to produce specified volumes of compliant product by various dates. Failure to produce these specified volumes required by the Yorktown compliance plan has resulted, and could result in the future, in us having to purchase credits and/or sell more high sulfur heating oil than otherwise would be the case. At most times, high sulfur heating oil sells for a lower margin than ultra low sulfur diesel fuel. Failure to comply with the Yorktown compliance plan could also result in the EPA modifying or revoking the compliance plans or assessing penalties. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of the acquisition of Giant, certain of our subsidiaries are defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, and New Mexico. Due to Giant’s historical operations in New Mexico, including retail sites, there is potentially greater risk in connection with the New Mexico litigation than in the litigation in the Eastern states where Giant has only operated since 2002 and has no retail operations.

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

In March 2007, a class action lawsuit was filed in New Mexico naming numerous retail suppliers of motor fuel as defendants, including certain of our subsidiaries. Among other things, the lawsuit alleges that, by consciously selling gasoline at a temperature greater than 60° Fahrenheit, the defendants are depriving consumers of the full amount of energy that should be delivered when gasoline is delivered at a cooler temperature. Plaintiffs seek an unspecified amount of damages and also seek to require the defendants to install temperature-adjustment devices at the pumps. Similar class action lawsuits have been filed in several other jurisdictions, and have been consolidated for pretrial proceedings in a single multi-district litigation. Because potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable and if it can be reasonably estimated. Accordingly, we have not recorded a liability for this lawsuit.

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

As of December 31, 2007, our total debt was $1,583.5 million and our stockholders’ equity was $756.5 million. We currently have an $800.0 million revolving credit facility (increased from $500.0 million in February 2008). As of December 31, 2007, we had net availability under this facility of $92.9 million due to $117.1 million in outstanding letters of credit and direct borrowings of $290.0 million. If the increase of our revolving line of credit had been in place at December 31, 2007, our availability would have been increased to $392.9 million. Our level of debt may have important consequences to you. Among other things, it may:

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

We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our revolving credit facility in amounts sufficient to enable us to service our debt or meet our working capital and capital expenditure requirements. If we cannot do so, due to borrowing base restrictions or otherwise, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt, or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets, or borrow more money on terms acceptable to us, if at all. In addition, our ability to incur additional debt will be restricted under the covenants contained in our revolving credit facility and term loan facility.

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

We currently pay a quarterly dividend. We are a holding company, however, and all of our operations are conducted through our subsidiaries. Consequently, we will rely on dividends or advances from our subsidiaries to fund our dividends. The ability of our operating subsidiaries to pay dividends and our ability to receive distributions from those entities are subject to applicable local law and other restrictions including, but not limited to, restrictions in our revolving credit facility and term loan facility, including minimum operating cash and net worth requirements. Such laws and restrictions could limit the payment of dividends and distributions to us, which would restrict our ability to pay dividends. In addition, our payment of dividends will depend upon our ability to generate sufficient cash flows. Our board of directors will review our dividend policy periodically in light of the factors referred to above, and we cannot assure you of the amount of dividends, if any, that may be paid in the future.

Changes to the current tax laws could result in the imposition of entity level state taxation on one of our operating subsidiaries, which would result in a reduction in our anticipated cash flow.

One of our operating subsidiaries is organized as a partnership. A partnership generally is not subject to entity level state franchise tax in the jurisdictions in which it is organized or operates. Current laws may change, however, subjecting our partnership operating subsidiary to entity level state taxation. For example, in May 2006, the State of Texas enacted the Texas Margins Tax, or TMT, a new business tax that is imposed on our gross margin to replace the State’s current franchise tax.

Our insurance policies do not cover all losses, costs or liabilities that we may experience.

Our insurance coverage does not cover all potential losses, costs or liabilities. Due to the fires experienced at the Giant refineries in 2005 and 2006, the cost of insurance coverage in 2008 for the Yorktown and Four Corners refineries will be higher than the cost of insurance for the El Paso refinery. In addition to the higher costs, the deductibles for such coverage are higher and the waiting periods for business interruption coverage are longer.

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

Our future performance depends to a significant degree upon the continued contributions of our senior management team, including our President and Chief Executive Officer, Executive Vice President, Executive Vice President-Refining, Chief Financial Officer, Senior Vice President-Legal, Chief Accounting Officer and Treasurer. We do not currently maintain key man life insurance with respect to any member of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers, and other companies operating in our industry. To the extent that the services of members of our senior management team would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our company. We may not be able to locate or employ such qualified personnel on acceptable terms, or at all.

A substantial portion of our refining workforce is unionized, and we may face labor disruptions that would interfere with our operations.

As of February 22, 2008, we employed 3,149 people, 240 of whom at the El Paso refinery and 169 at the Yorktown refinery were covered by collective bargaining agreements. The collective bargaining agreements both expire in 2009. In addition, employees at the Bloomfield refinery and the Gallup refinery recently voted to form unions during 2007. We have not yet finalized negotiations of the collective bargaining agreements with these employees. We may not be able to negotiate these agreements or renegotiate our existing collective bargaining agreements on satisfactory terms, or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our business, financial condition and results of operations.

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

Demand for gasoline is generally higher during the summer months than during the winter months. In addition, oxygenate is added to the gasoline in our service areas during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel fuel, which in the Southwest region of the United States is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes, and heating oil in the Northeast.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

We evaluated our internal controls systems (excluding Giant) to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting (excluding Giant) as of December 31, 2007. We performed the system and process evaluation and testing (along with any necessary remediation) required to comply with the management assessment requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we are in the process of analyzing the internal controls of Giant, a wholly-owned subsidiary we acquired on May 31, 2007. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions relating to Giant’s internal controls or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency or combination of deficiencies that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The report by us of a material weakness may cause investors to lose confidence in our financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets, and our stock price may be adversely affected.

Our controlling stockholders may have conflicts of interest with other stockholders in the future.

Mr. Paul Foster, our President, Chief Executive Officer and Chairman of the Board, and Messrs. Jeff Stevens (our Executive Vice President and a current director), Ralph Schmidt (our former Chief Operating Officer and a current director) and Scott Weaver (our Vice President, Assistant Secretary and a current director) own approximately 55% of our common stock. As a result, Mr. Foster and the other members of this group will be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. So long as this group continues to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions, including whether to pursue or consummate potential mergers or acquisitions, asset sales, and other significant corporate transactions. The interests of Mr. Foster and the other members of this group may not coincide with the interests of other holders of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties are described under Item 1. “Business” and the information is incorporated herein by reference. As of December 31, 2007, we were a party to a number of cancelable and non-cancelable leases for certain properties, including our corporate headquarters in El Paso. See Note 22, “Operating Leases and Other Commitments” in the Notes to Consolidated Financial Statements, included elsewhere in this annual report.

Item 3.	Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. We also incorporate by reference the information regarding contingencies in Note 20 to our Consolidated Financial Statements set forth in Part I, Item 8. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

In November 2007, the City of Albuquerque, New Mexico, assessed us with $0.1 million in penalties for environmental non-compliance issues at our Albuquerque finished products terminal.

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

As a result of the acquisition of Giant, certain of our subsidiaries are defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida, and New Mexico. Due to Giant’s historical operations in New Mexico, including retail sites, there is potentially greater risk in connection with the New Mexico litigation than in the litigation in the Eastern states where Giant has only operated since 2002 and has no retail operations.

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

New Mexico “Hot Fuel” Litigation

In March 2007, a class action lawsuit was filed in New Mexico naming numerous retail suppliers of motor fuel as defendants, including certain of our subsidiaries. Among other things, the lawsuit alleges that, by consciously selling motor fuel at a temperature greater than 60° Fahrenheit, the defendants are depriving consumers of the full amount of energy that should be delivered when gasoline is delivered at a cooler temperature. Plaintiffs seek an unspecified amount of damages and also seek to require the defendants to install temperature-adjustment devices at the pumps. Similar class action lawsuits have been filed in several other jurisdictions, and have been consolidated for pretrial proceedings in a single multi-district litigation. We intend to vigorously defend this lawsuit. Because potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable and if it can be reasonably estimated. Accordingly, we have not recorded a liability for this lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the New York Stock Exchange, or NYSE, on January 19, 2006 under the symbol “WNR.” As of February 22, 2008, we had 63 holders of record of our common stock. The following table summarizes the high and low sales prices of our common stock as reported on the New York Stock Exchange Composite Tape for the quarterly periods in the past two fiscal years and dividends declared on our common stock for the same periods:

			Dividends per
	High	Low	Common Share

2007
First Quarter	$40.60	$23.88	$0.04
Second Quarter	59.29	34.75	0.06
Third Quarter	66.13	39.65	0.06
Fourth Quarter	43.20	23.60	0.06
2006
First Quarter	$22.18	$14.33	$0.04
Second Quarter	23.06	16.26	0.04
Third Quarter	27.68	19.41	0.04
Fourth Quarter	29.44	21.06	0.04

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any further filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative 23-month total stockholder return on the Company’s common stock relative to the cumulative total stockholder returns of the Standard & Poor’s, or S&P, 500 index, and a customized peer group of seven companies that includes: Alon Energy USA, Inc, Delek US Holdings Inc, Frontier Oil Corp., Holly Corp., Sunoco Inc, Tesoro Corp. and Valero Energy Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and peer group on January 19, 2006. The index on December 31, 2007, and its relative performance are tracked through this date. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

*	$100 invested on 1/19/06 in stock or 12/31/05 in index-including reinvestment of dividends.

Fiscal year ending December 31.

	1/06	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07

Western Refining, Inc	100.00	127.41	127.44	137.48	150.84	231.42	343.16	241.28	144.30
S&P 500	100.00	104.21	102.71	108.53	115.80	116.54	123.85	126.37	122.16
Peer Group	100.00	98.82	107.04	86.91	88.45	110.93	129.46	115.26	117.07

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Maximum Number of
		Average Price Paid	Total Number of	Shares that May Yet
		per Share	Shares Purchased as	Be Purchased Under
	Total Number of Shares	(Including	Part of a Publicly	the Plans or
Period	Purchased	Commissions)	Announced Program	Programs

October 1 to October 31, 2007	—	—	N/A	N/A
November 1 to November 30, 2007	—	—	N/A	N/A
December 1 to December 31, 2007(1)	71,425	$25.40	N/A	N/A

Total	71,425	$25.40	N/A	N/A

(1)	These repurchases were in private transactions not on an exchange directly with certain of our employees of the Company to provide funds to satisfy payroll withholding taxes for such employees in connection with the vesting of restricted shares awarded under our Long-Term Incentive Plan. The repurchased shares are now held by us as treasury shares.

Item 6.	Selected Financial and Operating Data

The following tables set forth our summary historical financial and operating data for the periods indicated below. The summary results of operations and financial position data for 2007, 2006 and 2005 have been derived from the consolidated financial statements of Western Refining, Inc. and its subsidiaries including Western Refining Company LP. On May 31, 2007, we completed the acquisition of Giant. The summary results of operations and financial position data for 2007 include the results of operations for Giant beginning June 1, 2007. The summary statement of operations data for the years ended December 31, 2004 and 2003, and the summary balance sheet data as of December 31, 2004 and 2003 have been derived from the audited financial statements of our predecessor, Western Refining Company LP.

The information presented below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2007(1)	2006	2005	2004	2003(2)
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$7,305,032	$4,199,383	$3,406,632	$2,215,170	$924,792
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	6,375,700	3,653,008	3,001,610	1,989,917	830,667
Direct operating expenses (exclusive of depreciation and amortization)	382,690	171,729	129,627	108,432	40,667
Selling, general and administrative expenses	77,350	37,043	45,128	18,813	13,180
Maintenance turnaround expense	15,947	22,196	6,999	14,295	—
Depreciation and amortization	64,193	13,624	6,272	4,521	1,698

Total operating costs and expenses	6,915,880	3,897,600	3,189,636	2,135,978	886,212

Operating income	389,152	301,783	216,996	79,192	38,580
Interest income	18,852	10,820	4,854	1,022	265
Interest expense	(53,843)	(2,167)	(6,578)	(5,627)	(3,645)
Amortization of loan fees	(1,912)	(500)	(2,113)	(2,939)	(914)
Write-off of unamortized loan fees	—	(1,961)	(3,287)	—	—
Loss on early extinguishment of debt	(774)	—	—	—	—
Gain (loss) from derivative activities	(9,923)	8,617	(8,296)	(4,018)	—
Other income (expense), net(3)	(1,049)	561	(527)	(172)	6,822

Income before income taxes	340,503	317,153	201,049	67,458	41,108
Provision for income taxes(4)	(101,892)	(112,373)	18	—	—

Net income(4)	$238,611	$204,780	$201,067	$67,458	$41,108

Basic earnings per share	$3.55	$3.13	—	—	—
Diluted earnings per share	$3.53	$3.11	—	—	—
Dividends declared per common share	$0.22	$0.16	—	—	—
Weighted average basic shares outstanding	67,180	65,387	—	—	—
Weighted average dilutive shares outstanding	67,598	65,775	—	—	—
Cash Flow Data:
Net cash provided by (used in):
Operating activities(4)	$113,237	$245,004	$260,980	$87,022	$66,452
Investing activities	(1,334,028)	(149,555)	(87,988)	(19,045)	(104,730)
Financing activities(4)	1,247,191	(13,115)	(37,116)	(86,722)	84,853
Other Data:
Adjusted EBITDA(5)	$477,172	$357,601	$226,298	$94,840	$47,365
Capital expenditures	277,073	120,211	87,988	19,045	3,164

	Year Ended December 31,
	2007(1)	2006	2005	2004	2003(2)
	(In thousands, except per share data)

Cash paid for Giant acquisition, net of cash acquired	1,056,955	—	—	—	—
Purchase of refinery assets and inventories	—	—	—	—	101,566
Balance Sheet Data (end of period):
Cash and cash equivalents	$289,565	$263,165	$180,831	$44,955	$63,700
Working capital	621,362	276,609	182,675	88,720	115,828
Total assets	3,559,716	908,523	643,638	359,837	305,249
Total debt	1,583,500	—	149,500	55,000	107,746
Partners’ capital	—	—	177,944	107,592	68,692
Stockholders’ equity	756,485	521,601	(31)	—	—

(1)	On May 31, 2007, we completed the acquisition of Giant. The information presented herein includes the operations of Giant and its subsidiaries for the seven months after the acquisition. See Note 3, “Acquisition of Giant Industries, Inc.” in the Notes to Consolidated Financial Statements, elsewhere in this annual report.

(2)	On August 29, 2003, we acquired certain refinery assets from Chevron. The information presented herein for the first eight months (less two days) of 2003 does not include operations from these acquired assets.

(3)	Other income for 2003 primarily consists of a reparations payment from a pipeline company as ordered by FERC.

(4)	Prior to our initial public offering in January 2006, we were not subject to federal or state income taxes due to our partnership structure. As a result, prior to this time, our net cash provided by operating activities did not reflect any reduction for income tax payments, while net cash used by financing activities reflected distributions to our partners to pay income taxes. Since our initial public offering, we have incurred income taxes that will reduce net income and cash flows from operations, and we have ceased to make any such income tax-related distributions to our equity holders. See Note 13, “Income Taxes” in the Notes to Consolidated Financial Statements, included elsewhere in this annual report.

(5)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, write-off of unamortized loan fees, loss on early extinguishment of debt, depreciation, amortization and maintenance turnaround expense. Adjusted EBITDA is not, however, a recognized measurement under generally accepted accounting principles, or GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Net income	$238,611	$204,780	$201,067	$67,458	$41,108
Interest expense	53,843	2,167	6,578	5,627	3,645
Income tax expense (benefit)	101,892	112,373	(18)	—	—
Amortization of loan fees	1,912	500	2,113	2,939	914
Write-off of unamortized loan fees	—	1,961	3,287	—	—
Loss on early extinguishment of debt	774	—	—	—	—
Depreciation and amortization	64,193	13,624	6,272	4,521	1,698
Maintenance turnaround expense	15,947	22,196	6,999	14,295	—

Adjusted EBITDA	$477,172	$357,601	$226,298	$94,840	$47,365

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. “Risk Factors” and elsewhere in this report. You should read such “Risk Factors” and “Forward-Looking Statements.” In this Item 7, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc. and its subsidiaries, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.

Company Overview

We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate four refineries with a total crude oil throughput capacity of approximately 234,000 barrels per day, or bpd. In addition to our 124,000 bpd refinery in El Paso, Texas, as a result of the Giant acquisition, we now also own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, as well as asphalt terminals in Phoenix, Tucson, Albuquerque and El Paso. As of December 31, 2007, we also own and operate 154 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and a wholesale petroleum products distributor — Western Refining Wholesale, Inc., which operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.

Following the acquisition of Giant, on May 31, 2007, we began reporting our operating results in three business segments: the refining group, the wholesale group and the retail group. Our refining group operates the four refineries and related refined products terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. See Note 4, “Segment Information” in the Notes to Consolidated Financial Statements included in this Annual Report for detailed information on our operating results by segment.

Prior to the acquisition of Giant, we generated substantially all of our revenues from our refining operations in El Paso. By expanding our refining operations from one to four facilities, we diversified our operations. In addition, we increased our sour and heavy crude oil processing capacity as a percent of our total capacity from 12% to almost 25%. Sour and heavy crude oil is generally less expensive to acquire. We expect our combined sour and heavy crude oil processing capability to reach approximately 45% by the end of 2009, following the completion of our previously announced acid and sulfur gas facilities and our gasoline desulfurization projects at our El Paso refinery. The Yorktown refinery also has the flexibility for future growth initiatives given its ability to process cost-advantaged feedstocks. With the acquisition, we also gained a diverse mix of complementary retail and wholesale businesses.

In 2005, Giant purchased an inactive pipeline running from Southeast New Mexico to Northwest New Mexico. The pipeline has been reversed and upgraded to transport crude oil from Southeast New Mexico to the Four Corners region. Crude oil began pumping into this pipeline in July 2007 and reached the Four Corners refineries in August 2007. This incremental supply of crude oil in the Four Corners region provides enough feedstock for our two Four Corners refineries to run at increased capacity rates. See Item 1A. “Risk Factors — We may not be able to run our Four Corners refineries at increased rates.”

Acquisition of Giant Industries, Inc.

On May 31, 2007, we completed the acquisition of Giant. Under the terms of the purchase agreement, we acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In connection with the acquisition, we borrowed an additional $275.0 million on July 5, 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes.

The acquisition of Giant is being accounted for under the purchase method as required by SFAS, No. 141, Business Combinations, or SFAS No. 141, with Western as the accounting acquirer. See Note 3, “Acquisition of Giant Industries, Inc.” in the Notes to Consolidated Financial Statements included in this annual report for a summary of the $1.1 billion purchase price.

As required by the purchase method of accounting rules, the purchase price paid was determined on November 12, 2006, when we entered into an amendment to the August 26, 2006 merger agreement. The purchase price of the transaction has been allocated to the assets acquired and liabilities assumed based upon their fair values on the closing date of May 31, 2007. The estimated fair values were based on an independent appraisal as well as management’s evaluations of those assets and liabilities.

Following the closing of the transaction, Paul Foster remains our President and Chief Executive Officer, and Fred Holliger, Giant’s former Chairman and Chief Executive Officer, serves as a special advisor to our Board of Directors. The combined company is headquartered in El Paso and maintains administrative offices in Scottsdale, Arizona.

Initial Public Offering

On January 24, 2006, we completed an initial public offering of 18,750,000 shares of our common stock. The initial public offering price was $17.00 per share. In connection with the initial public offering, we became the indirect owner of Western Refining LP and all of its refinery assets. This was accomplished by Western Refining, Inc. issuing 47,692,900 shares of its common stock to certain entities controlled by its then majority stockholder in exchange for the membership and partner interests in the entities that owned Western Refining LP. Immediately following the completion of the offering, there were 66,443,000 shares of common stock outstanding, excluding any restricted shares issued.

The net proceeds to us from the sale of our common stock were approximately $295.5 million, after deducting underwriting discounts and commissions and other costs related to the initial public offering. The net proceeds from this offering were used to repay Western Refining LP’s $149.5 million of outstanding term loan debt and to replenish cash that was used to fund a $147.7 million distribution to the partners of Western Refining LP immediately prior to the completion of the offering. In connection with the repayment of the outstanding term loan debt, we recorded a write-off of unamortized loan fees of $2.0 million in the first quarter of 2006.

Major Influences on Results of Operations

Refining.  Our earnings and cash flows from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline and other refined products, which in turn depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. While our net sales fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flow from our operations. In particular, our refining margins were substantially lower in the fourth quarter of 2007 as compared to the first three quarters of the year due to substantial increases in feedstock costs and lower increases in gasoline prices. In addition, refining margins were negatively impacted by the delay in the capacity expansion and restart of the Kinder Morgan East Line. Due to the delay, finished products that would have normally been shipped on that pipeline to Tucson and Phoenix were stranded in El Paso leading to an oversupply in the El Paso market during the fourth quarter of 2007. Margins were also impacted during the quarter due to minor outages that occurred at our refineries that resulted in lower crude oil throughput and reduced high-value product production.

In addition, other factors which impact our overall refinery gross margins are the sale of lower value products such as residuum, petroleum coke and propane. In addition, our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume.

Our results of operations are also significantly affected by our refineries’ operating costs and expenses (other than crude oil purchases), especially the cost of feedstocks and blendstocks, natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.

Demand for gasoline is generally higher during the summer months than during the winter months. In addition, oxygenate is added to the gasoline in the areas we do business during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel fuel, which in the Southwest region of the United States is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes, and heating oil in the Northeast.

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

During the third quarter of 2007, we performed a scheduled maintenance turnaround on the reformer unit at the Yorktown refinery at a cost of $13.2 million, most of which was expensed in the same quarter. Also during the third quarter of 2007, we performed regenerations to the reformer units and other unusual maintenance at the Gallup and Bloomfield refineries at a cost of $5.2 million, which was expensed during the same quarter. We performed a planned maintenance turnaround at the El Paso refinery during the first quarter of 2006 at a cost of $22.2 million, which was expensed during that same quarter. We will have a maintenance turnaround during the fourth quarter of 2008 for the North side of the El Paso refinery.

The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory of crude oil and refined products is valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. For periods in which the market price declines below our LIFO cost basis, we could be subject to significant fluctuations in the recorded value of our inventory and related cost of products sold. In connection with the acquisition of Giant, we valued the acquired inventories at current fair value. A significant decline in market prices may require us to adjust the carrying values of those inventories to the lower of cost or market.

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

Wholesale.  Our earnings and cash flows from our wholesale business segment are primarily affected by the sales volumes and margins of gasoline, diesel fuel and lubricants sold. Margins for gasoline, diesel fuel and lubricants sales are equal to the sales price less cost of sales. Margins are impacted by local supply, demand, and competition.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Acquisition of Giant

On May 31, 2007, we completed the acquisition of Giant. Under the terms of the merger agreement, Western acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In addition, in connection with the acquisition, we borrowed an additional $275.0 million on July 5, 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes. Our statements of operations for the twelve months ended December 31, 2007, include interest expense of $53.1 million associated with this term loan.

Prior to the acquisition of Giant on May 31, 2007, we generated substantially all of our revenues from our refining operations in El Paso. The financial information for the twelve months ended December 31, 2007, includes the results of the three refineries and the retail and wholesale operations acquired from Giant beginning on June 1, 2007. The financial information for the same period in prior years does not include the results of operations of the three refineries and the retail and wholesale operations acquired from Giant.

Debt Repayment

At December 31, 2005, we had a balance of $149.5 million on a term loan facility. In January 2006, we paid off the term loan with proceeds from our initial public offering. In connection with such repayment, we recorded an expense in January 2006 of approximately $2.0 million related to the write-off of deferred financing costs. Our statements of operations for the twelve months ended December 31, 2006 included $0.7 million in interest expense related to this term loan facility.

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

Prior to the initial public offering, we did not incur income taxes because our operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were made to our partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of our change in structure, we now recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. In connection with the change to a corporate holding company structure immediately prior to the closing of our initial public offering, we recorded income tax expense of $21.3 million in the first quarter of 2006 for the cumulative effect of recording our estimated net deferred tax liability. This initial net deferred tax liability was based upon the assumption that a certain voluntary election would be made by Western Refining LP when it filed its 2005 income tax returns. Western Refining LP filed its 2005 income tax returns in September 2006 and the voluntary election was changed from the original assumption. Primarily due to this change, our initial net deferred tax liability was reduced to $8.3 million, which was reflected as an adjustment to the provision for income taxes during the third quarter of 2006. The impact of these adjustments decreased diluted earnings per share by $0.13 for the twelve months ended December 31, 2006.

In connection with our initial public offering, we assumed the obligations of one of the partners of Western Refining LP under an equity appreciation rights plan. We terminated such plan in exchange for a cash payment of $28.0 million to the participants in such plan immediately prior to the consummation of the offering. In addition, we granted such participants 1,772,041 restricted shares of our common stock, which will vest ratably each quarter for two years, ending in the first quarter of 2008. The fair market value of the restricted stock, determined at the date of grant, will be amortized over the vesting period as stock-based compensation expense included in selling, general and administrative expenses.

Planned Maintenance Turnaround

During the third quarter of 2007, we performed a scheduled maintenance turnaround on the reformer unit at the Yorktown refinery at a cost of $13.2 million, most of which was expensed in the same quarter. We performed a planned maintenance turnaround on the South side of the El Paso refinery during the first quarter of 2006 at a cost of $22.2 million, which was expensed during that same quarter. We also incurred costs of $2.7 million in anticipation of a maintenance turnaround scheduled for the fourth quarter of 2008 at the North side of the El Paso refinery. Most of our competitors, however, capitalize and amortize maintenance turnarounds.

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

Purchase Accounting.  We accounted for the acquisition of Giant under the purchase method as required by SFAS No. 141, with Western as the accounting acquirer. In accordance with the purchase method of accounting, the price paid by us for Giant was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the purchase price over fair value of the net assets acquired represents goodwill that has been allocated to the reporting units and subject to annual impairment testing. We have performed a purchase price allocation for the acquisition of Giant on May 31, 2007. The fair values of the assets acquired and liabilities assumed were based on an independent appraisal as well as management’s evaluations of those assets and liabilities. See Note 3, “Acquisition of Giant Industries, Inc.” in the Notes to Consolidated Financial Statements included in this annual report for a summary of the preliminary purchase price allocation.

Inventories.  Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market. Cost is determined principally under the LIFO valuation method to reflect a better matching of costs and revenues. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. We determine market value inventory adjustments by evaluating crude oil, refined products and other inventories on an aggregate basis by geographic region. The current cost of our crude oil, refined product and other feedstock and blendstock inventories exceeded LIFO costs by $256.1 million at December 31, 2007.

Retail refined product (fuel) inventory values are determined using the first-in, first-out, or FIFO, inventory valuation method. Retail merchandise inventory value is determined under the retail inventory method. Wholesale finished product, lubricant and related inventories are determined using the FIFO inventory valuation method. Finished product inventories originate from either our refineries or from third-party purchases.

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

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost less impairment write-offs. We test goodwill for impairment at the reporting unit level annually. In addition, goodwill of a reporting unit is tested for impairment if any events and circumstances arise during a quarter that indicate goodwill of a reporting unit might be impaired. We have elected July 1 as our annual goodwill impairment test for all of its reporting units. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill for financial reporting purposes.

We apply SFAS No. 142 in determining the useful economic lives of intangible assets that are acquired. SFAS No. 142 requires that we amortize intangible assets, such as right-of-ways, licenses and permits over their economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s economic useful life is determined to be indefinite, then that asset is not amortized. We consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset when the intangible asset is acquired. We consider these same factors when reviewing the economic useful lives of our existing intangible assets as well. We review the economic useful lives of our intangible assets at least annually and account for impairment losses on intangible assets in accordance with SFAS No. 144.

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

As a result of purchase accounting related to the Giant acquisition, the majority of our environmental obligations assumed in the acquisition of Giant are recorded on a discounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than other, the lower end of the range is used. Possible recoveries of some of these costs from other parties are not recognized in the consolidated financial statements until they become probable. Legal costs associated with environmental remediation, as defined in Statement of Position 96-1, Environmental Remediation Liabilities, are included as part of the estimated liability.

Asset Retirement Obligations.  In conjunction with the Giant acquisition, we assumed asset retirement obligations, or AROs, related to the operations of Giant. We account for our AROs in accordance with SFAS No. 143, Accounting for

Asset Retirement Obligations, or SFAS No. 143, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, or FIN 47. The estimated fair value of the ARO is based on the estimated current cost escalated to an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until we settle the liability. Legally restricted assets have been set aside for purposes of settling certain of the ARO liabilities.

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

Pension and Other Postretirement Obligations.  Pension and other postretirement plan expenses and liabilities are determined based on actuarial valuations. Inherent in these valuations are key assumptions including discount rates, future compensation increases, expected return on plan assets, health care cost trends and demographic data. Changes in our actuarial assumptions are primarily influenced by factors outside of our control and can have a significant effect on our pension and other postretirement liabilities and costs.

In December 2006, we adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment to FASB Statements No. 87, 88, 106 and 132R, or SFAS No. 158, which requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Under SFAS No. 158, a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or liability for the plan’s underfunded status, (b) measure the plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost.

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

Recent Accounting Pronouncements

In September 2006, the FASB published SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 is intended to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. We do not believe SFAS No. 157 will have a significant impact on our financial position or results of operation in 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115, or SFAS No. 159. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected be recorded in net income. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for us on January 1, 2008, and retrospective application is not permitted. Should we elect to apply the fair value option to any eligible items that exist at January 1, 2008, the effect of the first remeasurement to fair value would be reported as a cumulative effect adjustment to the opening balance of retained earnings. We currently are evaluating the potential impact of this Statement on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations which the acquisition date is on or after the beginning of the first annual reporting period that begins on or after December 15, 2008. We are currently evaluating the potential impact, if any, of SFAS No. 141R on our financial condition or results of operations.

Results of Operations

The following tables summarize the financial data and key operating statistics by operating segment for us for 2007, 2006 and 2005. The financial information for 2007 includes the results of the three refineries and the wholesale and retail operations acquired from Giant beginning June 1, 2007. Prior to the acquisition of Giant on May 31, 2007, Western operated as one business segment. The financial information for 2006 and 2005 does not include the results of operations of the three refineries and wholesale and retail operations acquired from Giant. Comparable information for these periods is not presented. The following data should be read in conjunction with our consolidated financial statements and the notes thereto, in particular Note 3, “Acquisition of Giant Industries, Inc.,” included elsewhere in this annual report.

Consolidated

	2007
		Legacy	Intercompany
	El Paso	Giant(1)	Transactions	Total	2006	2005
			(In thousands)

Net sales	$4,820,833	$3,130,175	$(645,976)	$7,305,032	$4,199,383	$3,406,632
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,160,831	2,860,845	(645,976)	6,375,700	3,653,008	3,001,610
Direct operating expenses (exclusive of depreciation and amortization)	187,615	195,075	—	382,690	171,729	129,627
Selling, general and administrative expenses	47,752	29,598	—	77,350	37,043	45,128
Maintenance turnaround expense	2,734	13,213	—	15,947	22,196	6,999
Depreciation and amortization	20,126	44,067	—	64,193	13,624	6,272

Total operating costs and expenses	4,419,058	3,142,798	(645,976)	6,915,880	3,897,600	3,189,636

Operating income (loss)	$401,775	$(12,623)	$—	$389,152	$301,783	$216,996

(1)	The information presented herein includes the operations of Giant and its subsidiaries for the seven months after the acquisition. See Note 3, “Acquisition of Giant Industries, Inc.” in the Notes to Consolidated Financial Statements, elsewhere in this annual report.

Fiscal Year Ended December 31, 2007, Compared to Fiscal Year Ended December 31, 2006

Net Sales.  Net sales primarily consist of gross sales of refined products, lubricants and merchandise, net of customer rebates or discount and excise taxes. Net sales for the twelve months ended December 31, 2007, were $7,305.0 million, compared to $4,199.4 million for the twelve months ended December 31, 2006, an increase of $3,105.6 million, or 74.0%. This increase primarily resulted from the impact of the Giant acquisition ($3,130.2 million) and higher sales prices for refined products and higher sales volume at the El Paso refinery. Operating revenues for the twelve months ended December 31, 2007, also were impacted by intercompany transactions of $646.0 million that have been eliminated from net sales in consolidation. There were no similar transactions for the twelve months ended December 31, 2006.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold primarily include cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation and distribution costs. Cost of products sold was $6,375.7 million for the twelve months ended December 31, 2007, compared to $3,653.0 million for the twelve months ended December 31, 2006, an increase of $2,722.7 million, or 74.5%. This increase primarily was the result of the impact of the Giant acquisition ($2,860.8 million) and increased refinery throughput at the El Paso refinery. For the twelve months ended December 31, 2007, intercompany transactions of $646.0 million have been eliminated from cost of products sold in consolidation. There were no similar transactions for the twelve months ended December 31, 2006.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expense, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes and other direct operating expenses. Direct operating expenses were $382.7 million for the twelve months ended December 31, 2007, compared to $171.7 million for the twelve months ended December 31, 2006, an increase of $211.0 million, or 122.9%. This increase primarily resulted from the Giant acquisition ($195.1 million), increases at the El Paso refinery related to personnel costs ($4.8 million), energy costs ($3.3 million), general maintenance costs ($3.0 million), and property taxes ($2.9 million).

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $77.4 million for the twelve months ended December 31, 2007, compared to $37.1 million for the twelve months ended December 31, 2006, an increase of $40.3 million, or 108.6%. This increase primarily resulted from the Giant acquisition ($29.6 million), increased professional and legal fees ($5.2 million) and increased personnel costs at the El Paso refinery ($2.5 million).

Maintenance Turnaround Expense.  Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the year ended December 31, 2007, we performed a maintenance turnaround at the Yorktown refinery at a cost of $13.2 million and incurred costs of $2.7 million in anticipation of a turnaround scheduled for the fourth quarter of 2008 at the North side of the El Paso refinery. During 2006, we performed a major maintenance turnaround on the South side of the El Paso Refinery at a cost of $22.2 million

Depreciation and Amortization.  Depreciation and amortization for the twelve months ended December 31, 2007, was $64.2 million, compared to $13.6 million for the twelve months ended December 31, 2006. The increase primarily was due to the Giant acquisition ($44.1 million) and the completion of various capital projects during 2006 and 2007 at the El Paso refinery, including our sulfur gas facilities and the flare gas recovery system.

Operating Income.  Operating income was $389.2 million for the twelve months ended December 31, 2007, compared to $301.8 million for the twelve months ended December 31, 2006, an increase of $87.4 million. This increase primarily is attributable to increased refinery gross margins from the El Paso refinery.

Interest Income.  Interest income for the twelve months ended December 31, 2007 and 2006, was $18.9 million and $10.8 million, respectively. The increase primarily is attributable to increased balances of cash for investment and an increase in average interest rates.

Interest Expense.  Interest expense for the twelve months ended December 31, 2007 and 2006, was $53.8 million (net of capitalized interest of $5.8 million) and $2.2 million, respectively. The increase primarily was due to an increase in outstanding debt as a result of the Giant acquisition. In May 2007, we entered into a Term Loan Agreement to fund the acquisition. As of December 31, 2007, we had $1,293.5 million of outstanding debt under this Term Loan.

Gain (Loss) from Derivative Activities.  The net loss from derivative activities was $9.9 million for the twelve months ended December 31, 2007, compared to an $8.6 million net gain for the twelve months ended December 31, 2006. The difference between the two periods primarily was attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.

Provision for Income Taxes.  We recorded a provision for income taxes of $101.9 million for the year ended December 31, 2007, using an estimated effective tax rate of 29.9%, as compared to the Federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the manufacturing activities deduction.

Our income tax provision for the year ended December 31, 2006 was $112.4 million using an estimated effective tax rate of 35.4%, including a one-time charge of $8.3 million recognized upon the change to a corporate holding company structure and the resulting change to a taxable entity. The one-time charge increased our effective tax rate by 2.6% for 2006. The impact of this adjustment decreased diluted earnings per share by $0.13 for the twelve months ended December 31, 2006.

Net Income.  We reported net income of $238.6 million for the twelve months ended December 31, 2007, representing $3.53 net income per share on weighted average dilutive shares outstanding of 67.6 million. For the twelve months ended December 31, 2006, we reported net income of $204.8 million representing $3.11 net income per share on weighted average dilutive shares outstanding of 65.8 million.

Fiscal Year Ended December 31, 2006, Compared to Fiscal Year Ended December 31, 2005

Prior to the Giant acquisition, substantially all of our results of operations were derived from our refining operations in El Paso.

Net Sales.  Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates or discount and excise taxes. Net sales for 2006 were $4,199.4 million, compared to $3,406.7 million for 2005, an increase of $792.7 million, or 23.3%. This increase primarily resulted from significantly higher refined product prices and, to a lesser extent, an increase in our sales volume. Our average sales price per barrel for 2006 increased by 17.8% to $80.86 from $68.62 for 2005, due to increased market prices. Our sales volume increased by 2.3 million barrels, or 4.6%, to 51.9 million barrels in 2006 from 49.6 million barrels in 2005. The increase in sales volume was due to increased refinery production resulting from the expansion of our crude oil refining capacity during 2006. Net sales for the year ended December 31, 2006 include the effects of the application of Emerging Issues Task Force, or EITF, Issue No. 04-13, which reduced our net sales by $144.1 million during the period between April 1 and December 31, 2007.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Cost of products sold was $3,653.0 million for 2006, compared to $3,001.6 million for 2005, an increase of $651.4 million, or 21.7%. This increase was primarily a result of higher crude oil prices and, to a lesser extent, increased production volumes. Our average cost per barrel of crude oil for 2006 was $65.19, compared to $55.10 for 2005, an increase of 18.3%. Our sales volume increased 4.6% for 2006, compared to 2005. Total refinery throughput for 2006 was 46.4 million barrels compared to 42.5 million barrels for 2005, an increase of 9.1%. Refinery gross margin per barrel increased from $9.52 in 2005 to $11.78 in 2006, reflecting improved industry crack spreads and, to a lesser extent, improved asphalt margins. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $11.49 and $9.37 for 2006 and 2005, respectively. Cost of products sold for the year ended December 31, 2006 include the effects of the application of EITF Issue No. 04-13, which reduced our cost of products sold by $144.1 million during the period between April 1 and December 31, 2007.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes and environmental compliance costs. Direct operating expenses were $171.7 million for 2006, compared to $129.6 million for 2005, an increase of $42.1 million, or 32.5%. This increase primarily resulted from higher energy costs ($12.4 million), increased personnel costs ($8.9 million), higher routine maintenance costs ($8.2 million), increased property tax accruals ($4.4 million), higher catalyst and chemical costs ($2.7 million), increased outside support services ($1.9 million) and increased environmental compliance costs ($1.6 million). These increases reflect the impact of additional operating costs associated with the asphalt plant and terminals acquired in May 2006, costs related to our increased refinery throughput, and costs associated with operating our new ultra low sulfur diesel unit that came on line in 2006. Direct operating expenses per barrel were $3.70 for 2006, compared to $3.05 for 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $37.1 million for 2006, compared to $45.1 million for 2005, a decrease of $8.0 million, or 17.7%. The decrease primarily resulted from decreased compensation related to equity appreciation rights granted to certain of our employees in 2005 ($24.0 million) partially offset by increased stock-based compensation expense related to restricted stock grants in 2006 ($13.7 million) and increased personnel costs ($1.2 million).

Maintenance Turnaround Expense.  Maintenance turnaround expense was $22.2 million for the twelve months ended December 31, 2006, compared to $7.0 million in 2005, an increase of $15.2 million, or 217.1%. This increase primarily resulted from a planned major maintenance turnaround on the South side of our El Paso Refinery during the first quarter of 2006, versus a partial turnaround performed during the first quarter of 2005.

Depreciation and Amortization.  Depreciation and amortization for 2006 was $13.6 million, compared to $6.3 million for 2005. The increase was due to the completion of various capital projects throughout 2006, including our ultra low sulfur diesel project.

Operating Income.  Operating income for 2006 was $301.8 million, compared to $217.0 million for 2005, an increase of $84.8 million, or 39.1%. This increase primarily resulted from higher refinery gross margins, an increase in sales volume of 4.6% and decreased deferred compensation expense ($24.0 million), somewhat offset by an increase in the cost of maintenance turnarounds ($15.2 million), increased stock-based compensation expense ($14.2 million), higher energy costs ($12.4 million), higher routine maintenance costs ($8.2 million) and higher other personnel costs ($7.2 million).

Interest Expense.  Interest expense for the twelve months ended December 31, 2006, was $2.2 million, compared to $6.6 million for the same period in 2005. Our long-term debt was paid in full in January 2006 with a portion of the proceeds from our initial public offering. As a result, interest expense in 2006 relates primarily to letter of credit fees associated with our revolving line of credit.

Amortization of Loan Fees.  Amortization of loan fees for 2006 was $0.5 million, compared to $2.1 million for 2005. The reduction was due to the write-off of unamortized loan fees relating to our new term loan paid off in January 2006.

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

Gain (Loss) from Derivative Activities.  The net gain from derivative activities was $8.6 million for 2006, compared to a net loss of $8.3 million for 2005. The difference between the two periods was primarily attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.

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

Net Income.  We reported net income of $204.8 million for 2006, compared to net income of $201.1 million for 2005, representing $3.11 net income per share on weighted average dilutive shares outstanding of 65.8 million. Net income for 2006 includes an $8.3 million provision to record the estimated initial deferred tax liability upon our change to a corporate holding company structure. This one-time provision decreased diluted earnings per share by $0.13 for the twelve months ended December 31, 2006. Net income for the twelve months ended December 31, 2005, did not include a provision for income taxes for Western Refining LP because we were a partnership and those taxes were the responsibility of the partners. Net income for the twelve months ended December 31, 2005 included a minor tax benefit of $18,000 related to the operations of Western Refining, Inc. for the period of September 16 (inception) to December 31, 2005.

Refining Segment

	Year Ended December 31,
	2007(1)	2006	2005
	(In thousands, except per barrel amounts)

Statement of Operations Data:
Net sales	$7,092,413	$4,199,383	$3,406,632
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	6,246,654	3,653,008	3,001,610
Direct operating expenses (exclusive of depreciation and amortization)	338,396	171,729	129,627
Selling, general and administrative Expenses	16,757	10,180	3,352
Maintenance turnaround expense	15,947	22,196	6,999
Depreciation and amortization	56,537	13,624	6,272

Total operating costs and Expenses	6,674,291	3,870,737	3,147,860

Operating income	$418,122	$328,646	$258,772

Key Operating Statistics:
Total sales volume (bpd)(2)	215,475	142,280	136,015
Total refinery production (bpd)	188,687	124,988	114,431
Total refinery throughput (bpd)(3)	190,338	127,070	116,510
Per barrel of throughput:
Refinery gross margin(4)	$12.17	$11.78	$9.52
Gross profit(4)	11.36	11.49	9.37
Direct operating expenses(5)	4.87	3.70	3.05

(1)	Includes results of operations for three refineries, including transportation and other related revenues and expenses not specific to a particular refinery for Giant beginning June 1, 2007.

(2)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties. Sales volume for the refineries acquired from Giant was calculated by dividing total volume for the seven months we operated the refineries by 365 days.

(3)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(4)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities. These derivatives are used to minimize fluctuations in earnings but are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

The following table reconciles gross profit to refinery gross margin for the periods presented:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per barrel amounts)

Net sales	$7,092,413	$4,199,383	$3,406,632
Cost of products sold (exclusive of depreciation and amortization)	6,246,654	3,653,008	3,001,610
Depreciation and amortization	56,537	13,624	6,272

Gross profit	789,222	532,751	398,750
Plus depreciation and amortization	56,537	13,624	6,272

Refinery gross margin	$845,759	$546,375	$405,022

Refinery gross margin per refinery throughput barrel	$12.17	$11.78	$9.52

Gross profit per refinery throughput barrel	$11.36	$11.49	$9.37

(5)	Refinery direct operating expense per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

The following table sets forth our summary refining throughput and production data for the periods presented below:

	2007(6)	2006	2005

Refinery product yields (bpd)
Gasoline	99,271	67,709	66,412
Diesel and jet fuel	73,445	48,565	39,746
Residuum	5,821	5,394	4,877
Other	10,150	3,320	3,396

Total	188,687	124,988	114,431

Refinery throughput (bpd)
Sweet crude oil	137,752	100,996	96,008
Sour or heavy crude oil	33,227	12,187	9,505
Other feedstocks/blendstocks	19,359	13,887	10,997

Total	190,338	127,070	116,510

(6)	Total refinery production and throughput related to the refineries acquired from Giant was calculated by dividing total volume for the seven months we operated the refineries by 365 days.

El Paso
Key Operating Statistics:	2007	2006	2005

Refinery product yields (bpd)
Gasoline	68,650	67,709	66,412
Diesel and jet fuel	53,641	48,565	39,746
Residuum	5,821	5,394	4,877
Other	3,768	3,320	3,396

Total refinery production (bpd)	131,880	124,988	114,431

Refinery throughput (bpd)
Sweet crude oil	107,176	100,996	96,008
Sour crude oil	12,521	12,187	9,505
Other feedstocks/blendstocks	13,952	13,887	10,997

Total refinery throughput (bpd)	133,649	127,070	116,510

Total sales volume (bpd)	147,765	142,280	136,015
Per barrel of throughput:
Refinery gross margin	$13.53	$11.78	$9.52
Direct operating expenses	3.85	3.70	3.05

Yorktown	June 1 Through
Key Operating Statistics:	December 31, 2007(1)

Refinery product yields (bpd)
Gasoline	32,256
Diesel and jet fuel	25,161
Other	9,699

Total refinery production (bpd)	67,116

Refinery throughput (bpd)
Sweet crude oil	24,470
Heavy crude oil	35,316
Other feedstocks/blendstocks	5,952

Total refinery throughput (bpd)	65,738

Total sales volume (bpd)	71,541
Per barrel of throughput:
Refinery gross margin	$5.59
Direct operating expenses	5.44

June 1 Through
Four Corners	December 31, 2007(1)

Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	19,972
Diesel and jet fuel	8,616
Residuum	—
Other	1,185

Total refinery production (bpd)	29,773

Refinery throughput (bpd)
Sweet crude oil	27,680
Sour crude oil	—
Other feedstocks/blendstocks	3,271

Total refinery throughput (bpd)	30,951

Total sales volume (bpd)	43,945
Per barrel of throughput:
Refinery gross margin	$13.33
Direct operating expenses	8.09

Fiscal Year Ended December 31, 2007, Compared to Fiscal Year Ended December 31, 2006

Net Sales.  Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the twelve months ended December 31, 2007, were $7,092.4 million, compared to $4,199.4 million for the twelve months ended December 31, 2006, an increase of $2,893.0 million, or 68.9%. This increase primarily resulted from the impact of the Giant acquisition ($2,271.6 million), higher sales volume at our El Paso refinery, and higher prices for refined products. Our sales volume increased by 26.7 million barrels, or 51.4%, to 78.6 million barrels for 2007, compared to 51.9 million barrels for 2006. The increase in sales volume primarily was due to the impact of the Giant acquisition (24.7 million barrels) and increased refinery production resulting from the expansion of our crude oil refining capacity in El Paso in 2006. Our average sales price per barrel increased from $80.91 for 2006 to $90.23 for 2007.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $6,246.7 million for the twelve months ended December 31, 2007, compared to $3,653.0 million for the twelve months ended December 31, 2006, an increase of $2,593.7 million, or 71.0%. This increase primarily was a result of increased refinery throughput at our El Paso refinery, higher feedstock prices, and the impact of the Giant acquisition ($2,085.9 million). Total refinery throughput for 2007 increased by 23.1 million barrels to 69.5 million barrels compared to 46.4 million barrels for 2006. Throughput from the three Giant refineries represented 29.8% of total throughput for 2007. Refinery gross margin per throughput barrel increased from $11.78 in 2006 to $12.17 in 2007, reflecting higher refining margins in the first half of 2007. Our margins in the Southwest were negatively impacted by weaker margins in Phoenix and Tucson and by lower value products sales, such as asphalt, due to the sales prices of such products not increasing in relation to the price of crude oil in the third and fourth quarter of 2007. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $11.36 and $11.49 for the twelve months ended December 31, 2007 and 2006, respectively. Our weighted average cost per barrel of crude oil for 2007 (reflecting seven months of Giant operations) was $74.42, compared to $65.19 for 2006, an increase of 14.2%.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $338.4 million for the twelve months ended December 31, 2007, compared to $171.7 million for the twelve months ended December 31, 2006, an increase of $166.7 million, or 97.1%. This increase primarily resulted from expenses associated with the refineries acquired from Giant ($150.8 million) and increases at the El Paso refinery related to personnel costs ($4.8 million), energy costs ($3.3 million), general maintenance costs ($3.0 million), and property taxes ($2.9 million). Direct operating expenses per throughput barrel were $4.87 for 2007, compared to $3.70 for 2006.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $16.8 million for the twelve months ended December 31, 2007, compared to $10.2 million for the twelve months ended December 31, 2006, an increase of $6.6 million, or 64.7%. This increase primarily resulted from the acquisition of the three refineries from Giant in 2007 ($5.5 million), increased professional and legal fees ($5.2 million), and increased personnel costs at the El Paso refinery ($2.5 million).

Maintenance Turnaround Expense.  Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the year ended December 31, 2007, we performed a maintenance turnaround at the Yorktown refinery at a cost of $13.2 million and incurred costs of $2.7 million in anticipation of a turnaround scheduled for 2008 at the El Paso refinery. During 2006, we performed a major maintenance turnaround on the South side of the El Paso refinery at a cost of $22.2 million.

Depreciation and Amortization.  Depreciation and amortization for the twelve months ended December 31, 2007, was $56.5 million, compared to $13.6 million for the twelve months ended December 31, 2006. The increase was due to the acquisition of the three refineries from Giant ($36.4 million) and the completion of various capital projects during 2006 and 2007 at our El Paso refinery.

Operating Income.  Operating income was $418.1 million for the twelve months ended December 31, 2007, compared to $328.6 million for the twelve months ended December 31, 2006, an increase of $89.5 million. This increase is attributable primarily to higher refinery gross margins at El Paso partially offset by the turnaround costs at our Yorktown refinery.

Fiscal Year Ended December 31, 2006, Compared to Fiscal Year Ended December 31, 2005

Prior to the Giant acquisition, substantially all of our results of operations were derived from our refining operations in El Paso.

Net Sales.  Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates or discount and excise taxes. Net sales for 2006 were $4,199.4 million, compared to $3,406.6 million for 2005, an increase of $792.8 million, or 23.3%. This increase primarily resulted from significantly higher refined product prices and, to a lesser extent, an increase in our sales volume. Our average sales price per barrel for 2006 increased by 17.8% to $80.86 from $68.62 for 2005, due to increased market prices. Our sales volume increased by 2.3 million barrels, or 4.6%, to 51.9 million barrels in 2006 from 49.6 million barrels in 2005. The increase in sales volume was due to increased refinery production resulting from the expansion of our crude oil refining capacity during 2006. Net sales for the year ended December 31, 2006 include the effects of the application of EITF Issue No. 04-13, which reduced our net sales by $144.1 million during the period between April 1 and December 31, 2007.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Cost of products sold was $3,653.0 million for 2006, compared to $3,001.6 million for 2005, an increase of $651.4 million, or 21.7%. This increase was primarily a result of higher crude oil prices and, to a lesser extent, increased production volumes. Our average cost per barrel of crude oil for 2006 was $65.19, compared to $55.10 for 2005, an increase of 18.3%. Our sales volume increased 4.6% for 2006, compared to 2005. Total refinery throughput for 2006 was 46.4 million barrels compared to 42.5 million barrels for 2005, an increase of 9.1%. Refinery gross margin per barrel increased from $9.52 in 2005 to $11.78 in 2006, reflecting improved industry crack spreads and, to a lesser extent, improved asphalt margins. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $11.48 and $9.37 for 2006 and 2005, respectively. Cost of products sold for the year ended December 31, 2006 include the effects of the application of EITF Issue No. 04-13, which reduced our cost of products sold by $144.1 million during the period between April 1 and December 31, 2007.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes and environmental compliance costs. Direct operating expenses were $171.7 million for 2006, compared to $129.6 million for 2005, an increase of $42.1 million, or 32.5%. This increase primarily resulted from higher energy costs ($12.4 million), increased personnel costs ($8.9 million), higher routine maintenance costs ($8.2 million), increased property tax accruals ($4.4 million), higher catalyst and chemical costs ($2.7 million), increased outside support services ($1.9 million) and increased environmental compliance costs ($1.6 million). These increases reflect the impact of additional operating costs associated with the asphalt plant and terminals acquired in May 2006, costs related to our increased refinery throughput, and costs associated with operating our new ultra low sulfur diesel unit that came on line in 2006. Direct operating expenses per barrel were $3.75 for 2006, compared to $3.09 for 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.2 million for 2006, compared to $3.4 million for 2005, an increase of $6.8 million. The increase primarily resulted from increased personnel costs ($6.2 million).

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

Operating Income.  Operating income for 2006 was $328.6 million, compared to $258.8 million for 2005, an increase of $69.8 million, or 27.0%. This increase primarily resulted from higher refinery gross margins, an increase in sales volume of 4.6% somewhat offset by an increase in the cost of maintenance turnarounds ($15.2 million), increased personnel costs ($15.1 million), higher energy costs ($12.4 million), and higher routine maintenance costs ($8.2 million).

Retail Segment

June 1 Through
December 31, 2007
(In thousands,
except per gallon data)

Statement of Operations Data:
Net sales	$456,331
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	401,143
Direct operating expenses (exclusive of depreciation and amortization)	37,147
Selling, general and administrative Expenses	3,125
Depreciation and amortization	4,387

Total operating costs and Expenses	445,802

Operating income	$10,529

Operating Data:
Fuel gallons sold (in thousands)	128,356
Fuel margin per gallon(1)	$0.18
Merchandise sales	$108,054
Merchandise margin	28%
Operating retail outlets at period end	154

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold.

The following tables reconcile fuel sales and cost of fuel sales to net sales and cost of products sold:

June 1 Through
December 31, 2007
(In thousands,
except per gallon data)

Net sales
Fuel sales	$382,446
Excise taxes included in fuel revenues	(48,189)
Merchandise sales	108,054
Other sales	14,020

Net sales	$456,331

Cost of products sold:
Fuel cost of products sold	$359,964
Excise taxes included in fuel cost of products sold	(48,189)
Merchandise cost of products sold	78,228
Other cost of products sold	11,140

Cost of products sold	$401,143

Fuel Margin per gallon	$0.18

The financial information for the twelve months ended December 31, 2007, includes the results of the retail segment acquired from Giant. Prior to the acquisition of Giant, we did not have retail operations and, therefore, no comparable information is presented.

Wholesale Segment

June 1 Through
December 31, 2007
(In thousands, except
per gallon data)

Statement of Operations Data:
Net sales	$991,907
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	949,966
Direct operating expenses (exclusive of depreciation and amortization)	20,715
Selling, general and administrative expenses	9,164
Depreciation and amortization	2,477

Total operating costs and expenses	982,322

Operating income	$9,585

Operating Data:
Fuel gallons sold (in thousands)	376,382
Fuel margin per gallon(1)	$0.06
Lubricant sales	$84,825
Lubricant margins	9.8%

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold.

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

June 1 Through
December 31, 2007
(In thousands, except
per gallon data)

Net sales
Fuel sales	$1,008,045
Excise taxes included in fuel sales	(107,370)
Lubricant sales	84,825
Other sales	6,407

Net sales	$991,907

Cost of products sold:
Fuel cost of products sold	$984,191
Excise taxes included in fuel sales	(107,370)
Lubricant cost of products sold	76,479
Other cost of products sold	(3,334)

Cost of products sold	$949,966

Fuel Margin per gallon	$0.06

The financial information for the twelve months ended December 31, 2007, includes the results of the wholesale segment acquired from Giant. Prior to the acquisition of Giant, we did not have wholesale operations and, therefore, no comparable information is presented.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Cash flows provided by operating activities	$113,237	$245,004	$260,980
Cash flows used in investing activities	(1,334,028)	(149,555)	(87,988)
Cash flows provided by (used in) financing activities	1,247,191	(13,115)	(37,116)

Net increase in cash and cash equivalents	$26,400	$82,334	$135,876

Cash Flows Provided By Operating Activities

Net cash provided by operating activities for the twelve months ended December 31, 2007, was $113.2 million. The most significant provider of cash was our net income ($238.6 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as depreciation and amortization ($64.2 million) and stock-based compensation ($16.8 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($202.7 million).

Net cash provided by operating activities for 2006 was $245.0 million. The most significant provider of cash was our net income ($204.8 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as deferred income taxes ($25.3 million), depreciation and amortization ($13.6 million) and stock-based compensation ($14.2 million). These increases in cash were partially offset by a net cash outflow from the change in operating assets and liabilities ($13.9 million). Net cash provided by operating activities for 2005 was $261.0 million. The most significant provider of cash for 2005 was our net income ($201.1 million). The other significant provider of cash during 2005 was a net cash inflow from the change in operating assets and liabilities ($48.2 million).

Cash Flows Used In Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2007, was $1,334.0 million, consisting of cash used to fund the Giant acquisition ($1,057.0 million) and capital expenditures ($277.1 million). Total capital spending for 2007 included (i) spending on the acid and sulfur gas facilities ($23.3 million), the low sulfur gasoline project ($32.1 million), the flare gas recovery system ($9.0 million), crude unit upgrades ($9.0 million), the naphtha hydrotreater ($4.8 million), a pipeline bridge ($3.4 million) and the hydrogen plant ($2.3 million) at our El Paso refinery, (ii) the low sulfur gasoline project at our Yorktown refinery ($97.1 million), and (iii) other small improvement and regulatory projects. We expect to spend approximately $197 million for capital expenditures in 2008.

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

Cash Flows Provided By (Used In) Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2007, was $1,247.2 million. Cash provided by financing activities for 2007 included borrowings from our Term Loan to fund the Giant acquisition ($1,400.0 million) and net borrowings under our revolving credit facility ($290.0 million), partially offset by cash outflows from debt repayment ($406.0 million), the repurchases of common stock ($14.6 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan, and dividends paid ($13.6 million). Cash provided by financing activities included the excess tax benefit from stock-based compensation expense ($8.4 million).

Net cash used in financing activities for 2006 was $13.1 million compared to $37.1 million of cash used in financing activities for 2005. Cash provided by financing activities for 2006 included $295.6 million of net proceeds from our initial public offering less stock issuance costs, which were used for the repayment of $149.5 million of debt and capital distributions paid to the partners of Western Refining LP of $147.7 million immediately prior to the consummation of our initial public offering. Net cash used in financing activities for 2006 also included the payment of dividends of $8.2 million and repurchases of common stock of $5.1 million to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan. Net cash used in financing activities for 2005 was $37.1 million. Cash provided by financing activities for 2005 included $150 million in loan proceeds from a term loan facility entered into in July 2005. The primary uses of cash for 2005 were for debt repayments of $55.5 million primarily related to the prior term loan, capital distributions of $126.8 million to the partners, primarily to cover their partnership tax obligations and as discretionary distributions, and debt issuance costs of $4.9 million related to new term loan and revolving credit facilities.

Working Capital

Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and existing revolving credit facility. We believe that our cash flows from operations and borrowings under our revolving credit facility will be sufficient to satisfy our expected cash needs associated with our existing operations over the next 12-month period. Our ability to generate sufficient cash flow from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. See Item 1A, “Risk Factors.”

Working capital at December 31, 2007, was $621.4 million, consisting of $1,437.2 million in current assets and $815.8 million in current liabilities. Working capital at December 31, 2006, was $276.6 million, consisting of $620.6 million in current assets and $344.0 million in current liabilities.

Indebtedness

Term Loan Credit Agreement.  On May 31, 2007, in connection with the acquisition of Giant, we entered into a Term Loan Credit Agreement, or Term Loan Agreement, with a group of banks. The Term Loan Agreement has a maturity date of May 30, 2014. The Term Loan Agreement provides for loans of up to $1,400 million, of which $1,125.0 million was borrowed on May 31, 2007, to fund the Giant acquisition, and $275.0 million was borrowed on July 5, 2007, to pay off Giant’s 11% Senior Subordinated Notes and 8% Senior Subordinated Notes, or together the Senior Subordinated Notes. The Term Loan Agreement provides for principal payments of 0.25% of the original principal amount of the loan on a quarterly basis.

We may request increases in the borrowing capacity under the Term Loan Agreement by an amount which, when taken together with all similarly requested increases in the borrowing capacity under the 2007 Revolving Credit Agreement discussed below, does not exceed $300 million.

The Term Loan Agreement, which is secured by our fixed assets, including our refineries, was used to finance the merger and for related transaction expenses. The Term Loan Agreement provides for a commitment fee of 0.75% per annum on the unused portion. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.75%. The annual interest rate at December 31, 2007, was 6.56%. The average interest rate for the seven months ended December 31, 2007, was 6.95%. The Term Loan Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage. During 2007, we made principal payments on the Term Loan of $106.5 million in 2007. The outstanding balance of the Term Loan Agreement at December 31, 2007, was $1,293.5 million.

2007 Revolving Credit Agreement.  On May 31, 2007, we also entered into a Revolving Credit Agreement, or the 2007 Revolving Credit Agreement, with a group of banks. The 2007 Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance our existing indebtedness, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $500 million, and provides for letters of credit and swing line loans. As of December 31, 2007, we had net availability of $92.9 million due to $117.1 million in letters of credit and direct borrowings of $290.0 million.

We may request increases in the borrowing capacity under the 2007 Revolving Credit Agreement by an amount which, when taken together with all similarly requested increases in the borrowing capacity under the Term Loan Agreement, does not exceed $300 million. On February 19, 2008, we exercised this option and increased the borrowing capacity under the 2007 Revolving Credit agreement to $800.0 million. If the increase of our line of credit had been in place at December 31, 2007, our availability would have been increased to $392.9 million.

The 2007 Revolving Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum, subject to adjustment based upon our consolidated leverage ratio, and letter of credit fees ranging from 1.25% to 2.00% per annum payable quarterly, subject to adjustment based upon our consolidated leverage ratio. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.25% to 2.00%, subject to adjustment based upon our consolidated leverage ratio. Borrowing rates are initially based on PRIME plus 0.75% or LIBOR plus 1.50%, as elected, subject to adjustment based on the leverage ratio. The annual interest rate at December 31, 2007, was 7.75%. In addition to the borrowing base limitations, availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. The 2007 Revolving Credit Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage.

Senior Subordinated Notes.  In connection with the Giant acquisition, we assumed debt obligations for $280.0 million (at face value) related to Giant’s 11% Senior Subordinated Notes due 2012 and 8% Senior Subordinated Notes due 2014. These debt obligations were recorded at fair value of $298.7 million as of May 31, 2007. On July 5, 2007, we retired these obligations paying $299.5 million plus accrued interest. The retirement resulted in a loss of $0.8 million.

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

Guarantees.  The Term Loan Agreement and the 2007 Revolving Credit Agreement, together, the “Agreements,” are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. The Senior Subordinated Notes also were guaranteed, but these guarantees terminated on July 5, 2007, concurrent with the payoff of the debt on that date. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.

Letters of Credit

The 2007 Revolving Credit Facility provides for the issuance of letters of credit. We issue letters of credit and cancel or amend them on a monthly basis depending upon our needs. At December 31, 2007, there were $117.1 million of irrevocable letters of credit outstanding, issued almost exclusively to crude oil suppliers.

Capital Spending

Capital expenditures totaled approximately $277.1 million for the year ended December 31, 2007, and included (i) the acid and sulfur gas facilities, the low sulfur gasoline project, the flare gas recovery system, crude unit upgrades, the naphtha hydrotreater, a pipeline bridge, and the hydrogen plant at our El Paso refinery, (ii) and the low sulfur gasoline project at our Yorktown refinery, and (iii) other small improvement and regulatory projects.

Our capital expenditure budget for 2008 is $197.0 million, of which $172.4 million is for our refining segment, $11.5 million for our retail segment, $6.8 million for our wholesale segment, and $6.3 million for other general projects. The following table summarizes the spending allocation between sustaining maintenance, discretionary, and regulatory projects as follows:

2008
(In thousands)

Sustaining Maintenance	$55,045
Discretionary	11,943
Regulatory	130,000

Total	$196,988

Sustaining Maintenance.  Sustaining maintenance capital expenditures are those related to minor replacement of assets, refurbishing and replacement of components, and other recurring capital expenditures.

Discretionary Projects.  Discretionary project capital expenditures are those driven primarily by the economic returns that such projects can generate for us. Our discretionary projects include opening new retail locations or remodeling existing ones and information systems upgrades.

Regulatory Projects.  Regulatory projects are undertaken to comply with various regulatory requirements. Our low sulfur fuel projects are regulatory investments, driven primarily by our need to meet low sulfur fuel regulations and low benzene gasoline regulations. The estimated cost of complying with the low sulfur gasoline specifications is $348 million, of which approximately $186 million was spent through December 31, 2007 with the rest expected to be incurred through 2009. The estimated cost of complying with the next phase of the ultra low sulfur diesel regulations is $20 million for the El Paso refinery, which is budgeted to be spent in 2009 and 2010, to meet the regulatory deadline of June 2010. No additional investment is required at our Yorktown refinery to meet the next phase of the ultra low sulfur diesel regulations. Process engineering studies will be conducted and are budgeted in 2008 to determine how the Four Corners refineries will meet this next phase of ultra low sulfur diesel regulations.

All four of our refineries are required to meet the new Mobile Source Air Toxics (MSAT II) regulations to reduce the benzene content of gasoline. Under the MSAT II regulations, benzene in the finished gasoline pool must be reduced to an annual average of 0.62 volume per cent by 2011 with or without the purchase of credits. Beginning on July 1, 2012, each refinery must also average 1.30 volume per cent benzene without the use of credits. The estimated cost of complying with the MSAT II regulations at the El Paso refinery is $75 million, which is budgeted to be spent in 2010. The estimated cost of complying with the MSAT II regulations at the Yorktown refinery is $15 million, which is budgeted to be spent in 2009 and 2010. Process engineering studies will be conducted and are budgeted in 2008 to determine how the Four Corners refineries will meet the MSAT II regulations.

Based on current negotiations and information, we have estimated the total capital expenditures that may be required pursuant to the EPA Initiative, would be approximately $52 to $104 million. These capital expenditures would primarily be for installation of emission controls to reduce sulfur dioxide and nitrous oxides emissions from refinery units and combustion devices and would be expended from 2008 to 2012. As of December 31, 2007, we had invested $15.2 million on the flare gas recovery system on the South side of our El Paso refinery which was put into service in the first quarter of 2007. Prior to our acquisition of Giant, Giant invested $14.9 million in a new sulfur recovery unit at Gallup refinery which was put into service in April 2007. Based on current negotiations and information, as of February 2008, our estimated expenditures for the remaining emission controls projects to be installed throughout our four refineries under the EPA Initiative are $22 to $74 million and will occur from 2008 through 2013 or beyond. See Item 1, “Business — Environmental Regulation.”

The estimated capital expenditures for regulatory projects described above for the next three years are summarized in the table below:

	2008	2009	2010
	(In millions)

Low sulfur gasoline — El Paso	$90	$21	$—
Low sulfur gasoline — Yorktown	20	—	—
LSR hydrotreater — El Paso	10	21	—
Nitrogen Oxides, or NOx, emission controls	5	5	5
Low sulfur non-road diesel — El Paso	—	10	10
MSAT II gasoline — El Paso	—	—	75
MSAT II gasoline — Yorktown	—	5	10
Various other regulatory projects	5	25	—

Total	$130	$87	$100

Contractual Obligations and Commercial Commitments

Information regarding our contractual obligations of the types described below as of December 31, 2007, is set forth in the following table:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)

Long-term debt obligations(1)	$116,385	$230,199	$506,036	$1,349,225	$2,201,845
Capital lease obligations	—	—	—	—	—
Operating lease obligations	14,294	20,746	16,395	42,968	94,403
Purchase obligations(2)	884,613	519,870	130,559	—	1,535,042
Environmental reserves	12,582	13,304	5,600	17,425	48,911
Other obligations(3)(4)(5)	26,251	28,844	9,148	22,388	86,631

Total obligations	$1,054,125	$812,963	$667,738	$1,432,006	$3,966,832

(1)	Includes minimum principal payments and interest calculated using interest rates at December 31, 2007.

(2)	Purchase obligations include agreements to buy crude oil and other raw materials. Amounts included in the table were calculated using the pricing at December 31, 2007, multiplied by the contract volumes. Amounts under our crude oil supply agreement with Statoil are not reflected herein. See Item 1. “Business — Refining Segment — Yorktown Refinery — Raw Material Supply.”

(3)	In June 2005, we entered into a sulfuric acid regeneration and sulfur gas processing agreement with E.I. du Pont de Nemours, or “DuPont”. Under the agreement, we have a long-term commitment to purchase services for use by our El Paso refinery. The first stage of the project was completed in February 2008. The annual commitment for these services will range from $10.0 million increasing to $16.0 million per year over the next 20 years. Prior to this agreement, we incurred direct operating expenses related to sulfuric acid regeneration under a short-term agreement. The future payments are not included in the table, as payments do not commence until completion of the project.

(4)	Other commitments include agreements for throughput and distribution, storage services; barges and professional consulting. The minimum payment commitments are included in the table.

(5)	We are obligated to make future expenditures related to our pension and post-retirement obligations. These payments are not fixed and cannot be reasonably determined beyond 2016. As a result, our obligations beyond 2016 related to these plans are not included in the table. Our pension and post-retirement obligations are discussed in Note 14 in the Notes to Consolidated Financial Statements elsewhere in this annual report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of December 31, 2007, we held approximately 8.8 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $62.53 per barrel. As of December 31, 2007 and 2006, current cost exceeded the carrying value of LIFO costs by $256.1 million and $82.5 million. We refer to this excess as our LIFO reserve.

In accordance with SFAS No. 133, all commodity futures contracts are recorded at fair value and any changes in fair value between periods are recorded in the other income (expense) section as gain (loss) from derivative activities.

We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts or price swaps and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in gain (loss) from derivative activities at the end of each period. For the twelve months ended December 31, 2007, we had $9.9 million in net realized and unrealized losses accounted for using mark-to-market accounting.

At December 31, 2007, we had open commodity derivative instruments consisting of price swaps on 350,000 barrels of refined products, primarily to fix margins on refined product sales for the first and second quarter in 2008. These open instruments had total unrealized net losses at December 31, 2007, of approximately $5.2 million. At December 31, 2006, we had open commodity derivative instruments consisting of price swaps on 425,000 barrels of refined products, primarily to fix margins on first quarter 2007 refined product sales. These open instruments had total unrealized net gains of approximately $1.4 million. At December 31, 2005, we had open commodity derivative instruments consisting of price swaps on 350,000 barrels of refined products, primarily to fix margins on first quarter 2006 refined products sales. These open instruments had total unrealized net gains of $0.2 million.

During the twelve months ended December 31, 2007, we did not have any derivative instruments that were designated and accounted for as hedges.

Interest Rate Risk

As of December 31, 2007, $1,293.5 million of our outstanding debt was at floating interest rates of LIBOR plus 1.75% per annum. An increase in the LIBOR of 1% would increase our interest expense by $12.9 million per year. On January 31, 2008, we entered into an amortizing LIBOR interest rate swap for a portion of our term debt. The notional amount of the swap is $1.0 billion in year one, $750.0 million in year two, $500.0 million in year three, and $250.0 million in year four. The interest rate is fixed at 5.395% for the life of the swap.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded Giant Industries, Inc., which we acquired on May 31, 2007. This approach is consistent with published SEC guidance on the permissible scope of management’s internal control report. See Note 3 of Notes to Consolidated Financial Statements, elsewhere in this annual report, for a further discussion of the Giant acquisition. The assets resulting from the Giant acquisition constituted approximately 53 percent of the Company’s consolidated assets as of December 31, 2007, and 43 percent of the Company’s consolidated revenues for the year then ended.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 56 of this annual report.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Western Refining, Inc.

We have audited the accompanying consolidated balance sheets of Western Refining, Inc. and Subsidiaries, as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Refining, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, in January 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” As discussed in Note 14 to the consolidated financial statements, in December 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Refining, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, TX
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Western Refining, Inc.

We have audited Western Refining, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Western Refining, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Management Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Giant Industries, Inc. (Giant), which was acquired by the Company on May 31, 2007. The results of Giant’s operations subsequent to this acquisition, which have been included in the Company’s 2007 consolidated financial statements, include revenues of $3,107 million and an operating loss of $13 million. Giant constituted $1,903 million of the Company’s consolidated assets as of December 31, 2007. Our audit of internal control over financial reporting of Western Refining, Inc. also did not include an evaluation of the internal control over financial reporting of Giant.

In our opinion, Western Refining, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Refining, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, TX
February 29, 2008

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$289,565	$263,165
Accounts receivable, principally trade, net of a reserve for
doubtful accounts of $3,725 as of December 31, 2007	418,892	183,442
Inventories	598,672	160,152
Prepaid expenses	31,582	4,049
Other current assets	98,441	9,786

Total current assets	1,437,152	620,594
Property, plant, and equipment, net	1,726,227	255,877
Goodwill	299,552	—
Other assets, net	96,785	32,052

Total assets	$3,559,716	$908,523

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$644,992	$301,633
Accrued liabilities	107,755	36,547
Dividends payable	4,083	2,730
Current deferred income tax liability, net	45,960	3,075
Current portion of long-term debt	13,000	—

Total current liabilities	815,790	343,985

Long-term liabilities:
Long-term debt, less current portion	1,570,500	—
Deferred income tax liability, net	341,424	17,401
Post-retirement and other liabilities	75,517	25,536

Total long-term liabilities	1,987,441	42,937

Commitments and contingencies
Stockholders’ equity and partners’ capital:
Common stock, par value $0.01, 240,000,000 shares authorized; 68,105,132 and 67,107,725 shares issued as of December 31, 2007 and 2006, respectively	679	669
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	366,071	340,908
Retained earnings	417,439	193,813
Accumulated other comprehensive loss, net of tax	(8,056)	(8,738)
Treasury stock, 355,066 and 211,169 shares, respectively, at cost	(19,648)	(5,051)

Total stockholders’ equity	756,485	521,601

Total liabilities and stockholders’ equity	$3,559,716	$908,523

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Net sales	$7,305,032	$4,199,383	$3,406,632
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	6,375,700	3,653,008	3,001,610
Direct operating expenses (exclusive of depreciation and amortization)	382,690	171,729	129,627
Selling, general and administrative expenses	77,350	37,043	45,128
Maintenance turnaround expense	15,947	22,196	6,999
Depreciation and amortization	64,193	13,624	6,272

Total operating costs and expenses	6,915,880	3,897,600	3,189,636

Operating income	389,152	301,783	216,996
Other income (expense):
Interest income	18,852	10,820	4,854
Interest expense	(53,843)	(2,167)	(6,578)
Amortization of loan fees	(1,912)	(500)	(2,113)
Write-off of unamortized loan fees	—	(1,961)	(3,287)
Loss on early extinguishment of debt	(774)	—	—
Gain (loss) from derivative activities	(9,923)	8,617	(8,296)
Other income (expense), net	(1,049)	561	(527)

Income before income taxes	340,503	317,153	201,049
Provision for income taxes	(101,892)	(112,373)	18

Net income	$238,611	$204,780	$201,067

Net earnings per share:
Basic	$3.55	$3.13	—
Diluted	$3.53	$3.11	—
Weighted average common shares outstanding:
Basic	67,180	65,387	—
Diluted	67,598	65,775	—

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
(In thousands, except share data)

						Accumulated
		Common Stock				Other
				Additional	Retained	Comprehensive
	Partners’	Shares	Par	Paid-In	Earnings	Loss, Net of	Treasury Stock
	Capital	Issued	Value	Capital	(Deficit)	Tax	Shares	Cost	Total

Balance at December 31,2004	$107,592	—	$—	$—	$—	$—	—	$—	$107,592
Net income (loss)	201,100	—	—	—	(33)	—	—	—	201,067
Non-cash capital contribution from limited partner	23,966	—	—	—	—	—	—	—	23,966
Assumption of limited partner liability	(27,950)	—	—	—	—	—	—	—	(27,950)
Capital distributions paid to partners	(126,764)	—	—	—	—	—	—	—	(126,764)
Initial issuance of common stock	—	100	—	2	—	—	—	—	2

Balance at December 31, 2005	177,944	100	—	2	(33)	—	—	—	$177,913
Capital distributions paid to partners immediately prior to initial public offering	(147,734)	—	—	—	—	—	—	—	(147,734)
Change from partnership to corporate holding company	(30,210)	47,692,900	477	29,733	—	—	—	—	—
Public offering of common stock	—	18,750,000	187	297,047	—	—	—	—	297,234
Stock issuance costs	—	—	—	(1,678)	—	—	—	—	(1,678)
Stock-based compensation	—	—	—	14,239	—	—	—	—	14,239
Restricted stock vesting	—	664,725	5	(5)	—	—	—	—	—
Excess tax benefit from stock- based compensation	—	—	—	1,570	—	—	—	—	1,570
Cash dividend declared	—	—	—	—	(10,934)	—	—	—	(10,934)
Net income	—	—	—	—	204,780	—	—	—	204,780
Adjustment to initially apply SFAS No. 158, net of tax benefit of $4,848	—	—	—	—	—	(8,738)	—	—	(8,738)
Treasury stock, at cost	—	—	—	—	—	—	(211,169)	(5,051)	(5,051)

Balance at December 31, 2006	—	67,107,725	669	340,908	193,813	(8,738)	(211,169)	(5,051)	$521,601
Stock-based compensation	—	—	—	16,753	—	—	—	—	16,753
Restricted stock vesting	—	997,407	10	(10)	—	—	—	—	—
Excess tax benefit from stock- based compensation	—	—	—	8,420	—	—	—	—	8,420
Cash dividend declared	—	—	—	—	(14,985)	—	—	—	(14,985)
Net income	—	—	—	—	238,611	—	—	—	238,611
Other comprehensive income, net of tax	—	—	—	—	—	682	—	—	682
Treasury stock, at cost	—	—	—	—	—	—	(355,066)	(14,597)	(14,597)

Balance at December 31, 2007	$—	68,105,132	$679	$366,071	$417,439	$(8,056)	(566,235)	$(19,648)	$756,485

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$238,611	$204,780	$201,067
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	64,193	13,624	6,272
Amortization of loan fees	1,912	500	2,113
Write-off of unamortized loan fees	—	1,961	3,287
Loss on early extinguishment of debt	774	—	—
Stock-based compensation	16,753	14,239	—
Deferred income taxes	2,256	25,323	30
Excess tax benefit from stock-based compensation	(8,420)	(1,570)	—
Changes in operating assets and liabilities:
Accounts receivable	3,164	(31,465)	(63,476)
Inventories	(183,307)	(14,383)	(811)
Prepaid expenses	(13,873)	103	(1,098)
Other assets	(62,417)	(3,584)	(1,352)
Deferred compensation payable	(447)	(27,950)	23,966
Accounts payable	98,284	51,386	80,583
Accrued liabilities	(28,029)	12,092	7,751
Post-retirement and other long-term liabilities	(16,217)	(52)	2,648

Net cash provided by operating activities	113,237	245,004	260,980

Cash flows from investing activities:
Capital expenditures	(277,073)	(120,211)	(87,988)
Escrow deposit and costs relating to acquisition, net of cash acquired	(1,056,955)	(29,344)	—

Net cash used in investing activities	(1,334,028)	(149,555)	(87,988)

Cash flows from financing activities:
Additions to term loan	1,400,000	—	150,000
Payments on term loan	(106,500)	(149,500)	(55,500)
Payments on senior subordinated notes	(299,499)	—	—
Revolving credit facility, net	290,000	—	—
Deferred financing costs	(17,000)	—	—
Dividends paid	(13,633)	(8,204)	—
Repurchases of common stock	(14,597)	(5,051)	—
Excess tax benefit from stock-based compensation	8,420	1,570	—
Proceeds from sale of common stock	—	295,556	2
Capital distributions paid to partners	—	(147,734)	(126,764)
Other	—	248	(4,854)

Net cash provided by (used in) financing activities	1,247,191	(13,115)	(37,116)

Net increase in cash and cash equivalents	26,400	82,334	135,876
Cash and cash equivalents at beginning of year	263,165	180,831	44,955

Cash and cash equivalents at end of year	$289,565	$263,165	$180,831

Supplemental Disclosures of Cash Flow Information Cash paid for:
Income taxes	$160,666	$86,406	$—
Interest	59,625	2,242	6,676

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Net income	$238,611	$204,780	$201,067
Other comprehensive income (loss) items:
Defined benefit plans:
Net actuarial gain, net of tax	187	—	—
Reclassification of losses to income, net of tax	495	—	—

Other comprehensive income, net of tax	682	—	—

Comprehensive income	$239,293	$204,780	$201,067

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	Organization and Basis of Presentation

The “Company” or “Western” may be used to refer to Western Refining, Inc. and, unless the context otherwise requires, its subsidiaries. Any references to the “Company” as of a date prior to September 16, 2005 (the date of Western Refining, Inc.’s formation) are to Western Refining Company, L.P. (“Western Refining LP”). On May 31, 2007, the Company completed the acquisition of Giant Industries, Inc. (“Giant”). Any references to the “Company” prior to this date exclude the operations of Giant. For more information on the acquisition of Giant, see Note 3, “Acquisition of Giant Industries, Inc.”

The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and operates four refineries with a total crude oil throughput capacity of approximately 234,000 barrels per day (“bpd”). In addition to the Company’s 124,000 bpd refinery in El Paso, Texas, as a result of the Giant acquisition, the Company now also owns and operates a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, as well as asphalt terminals in Phoenix, Tucson, Albuquerque and El Paso. As of December 31, 2007, the Company also owned and operated 154 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and a wholesale petroleum products distributor — Western Refining Wholesale, Inc., which operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.

The Company’s operations include three business segments: the refining group; the retail group; and the wholesale group. Prior to the Giant acquisition, the Company operated as one business segment. See Note 4, “Segment Information” for a further discussion of the Company’s business segments.

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

The net proceeds to the Company from the sale of its common stock were approximately $295.5 million, after deducting underwriting discounts and commissions and other costs related to the initial public offering. The net proceeds from this offering were used to repay Western Refining LP’s $149.5 million of outstanding term loan debt and to replenish cash that was used to fund a $147.7 million distribution to the partners of Western Refining LP immediately prior to the completion of the offering. In connection with the repayment of the outstanding term loan debt, the Company recorded a write-off of unamortized loan fees of $2.0 million in the first quarter of 2006.

Demand for gasoline is generally higher during the summer months than during the winter months. In addition, oxygenate is added to the gasoline in the areas the Company does business during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in the Southwest region of the United States is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes, and heating oil in the Northeast.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X. The accompanying consolidated financial statements reflect the operations of Giant and its subsidiaries beginning on June 1, 2007. The initial public offering and the resulting reorganization of entities under common control constituted a change in reporting entity in 2006. As such, these consolidated financial statements reflect the financial position, results of operations and cash flows as if Western Refining, Inc. and Western Refining LP were combined for all of 2006 and 2005. All intercompany balances and transactions have been eliminated for all periods presented. Operating results for the year ended December 31, 2007, are not necessarily indicative of the results that may be expected for the future.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Accounting Policies

Principles of Consolidation

Western Refining, Inc. was formed on September 16, 2005, as a holding company in connection with its proposed initial public offering. On May 31, 2007, the Company acquired 100% of Giant’s outstanding shares. The accompanying consolidated financial statements reflect the operations of Giant and its subsidiaries beginning on June 1, 2007. In connection with the Company’s initial public offering in January 2006, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of Western Refining LP and all of its refinery assets. The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows as if Western Refining, Inc. and Western Refining LP were combined for 2006 and 2005. All intercompany balances and transactions have been eliminated for all periods presented.

Purchase Accounting

The Company accounted for the acquisition of Giant under the purchase method as required by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), with Western as the accounting acquirer. In accordance with the purchase method of accounting, the price paid by the Company for Giant has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the purchase price over fair value of the net assets acquired represents goodwill that was allocated to the reporting units and subject to annual impairment testing.

The Company performed a purchase price allocation for the acquisition of Giant on May 31, 2007. The estimated fair values of the assets acquired and liabilities assumed were based on the valuation of an independent appraisal as well as management’s evaluations of those assets and liabilities. See Note 3, “Acquisition of Giant Industries, Inc.,” for a summary of the purchase price allocation.

Cash Equivalents

Cash equivalents consist of investments in money market accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2007 and 2006, there were $217.1 million and $261.6 million, respectively, in cash equivalents in the Company’s Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable are due from a diverse customer base including companies in the petroleum industry, railroads, airlines, and the federal government. Credit is extended based on an evaluation of the customer’s financial condition. In addition, a portion of the sales at the Company’s service stations are on credit terms generally through major credit card companies.

Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Prior to the Giant acquisition, the Company had not had any credit losses; therefore, it did not maintain an allowance for doubtful accounts. Additions, deductions and balances for allowance for doubtful accounts for the period between January 1 and December 31, 2007 are presented below:

2007
(In thousands)

Balance at January 1, 2007	$—
Additions:
Acquisition	948
Charged to costs and expense	3,070
Uncollectible receivables written off	(293)

Balance at December 31, 2007	$3,725

Inventories

Crude oil, refined product, and other feedstock and blendstock inventories are carried at the lower of cost or market. Cost is determined principally under the last-in, first-out (“LIFO”) valuation method to reflect a better matching of costs

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and revenues. Costs include both direct and indirect expenditures incurred in bringing an item or product to its existing condition and location but not unusual/non-recurring costs or research and development costs. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. The Company determines market value inventory adjustments by evaluating crude oil, refined products, and other inventories on an aggregate basis by geographic region.

Retail refined product (fuel) inventory values are determined using the first-in, first-out (“FIFO”) inventory valuation method. Retail merchandise inventory value is determined under the retail inventory method. Wholesale finished product, lubricants and related inventories are determined using the FIFO inventory valuation method. Finished product inventories originate from either the Company’s refineries or from third-party purchases.

Other current assets

Other current assets primarily consist of income tax payments, futures margin deposits and spare parts inventories.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. The Company capitalizes interest on expenditures for capital projects in process greater than one year and greater than $5 million until such projects are ready for their intended use. The Company capitalized interest of $5.8 million in 2007, less than $0.1 million in 2006, and $1.3 million in 2005.

Depreciation is provided on the straight-line method at rates based upon the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for such assets are as follows:

Refinery facilities and related equipment	3 -- 25 years
Pipelines, terminals and transportation equipment	5 -- 20 years
Wholesale facilities and related equipment	3 -- 20 years
Retail facilities and related equipment	3 -- 30 years
Other	3 -- 10 years

Leasehold improvements are depreciated on the straight-line method over the shorter of the initial lease term, including assured lease renewal periods or the improvement’s estimated useful life.

Expenditures for routine maintenance and repair costs are expensed when incurred. Such expenses are reported in direct operating expenses in the Company’s Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost less impairment write-offs. The Company tests goodwill for impairment at the reporting unit level annually. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment. Within our refining segment, the Company has determined that we have two reporting units for purposes of assigning goodwill and testing for impairment. The Company’s retail and wholesale segments are considered reporting units for purposes of assigning goodwill and testing for impairment. In addition, goodwill of that reporting unit is tested for impairment if any events or circumstances arise during a quarter that indicate goodwill of a reporting unit might be impaired. The Company has elected July 1 as its annual goodwill impairment test date for all of its reporting units. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize goodwill for financial reporting purposes.

The Company applies SFAS No. 142 in determining the useful economic lives of intangible assets that are acquired. SFAS No. 142 requires the Company to amortize intangible assets, such as right-of-ways, licenses, and permits over their economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s economic useful life is determined to be indefinite, then that asset is not amortized. The Company considers factors such as the asset’s history, its plans for that asset, and the market for products associated with the asset when the intangible asset is acquired. The Company considers these same factors when reviewing the economic useful lives of our existing intangible assets as well. The Company reviews the economic useful lives of its intangible assets at least annually and accounts for

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment losses on intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”).

Other Assets

Other assets consist of loan origination fees, license agreements, and other assets that are related to various refinery process units and are stated at cost. Amortization is provided on a straight-line basis over the term of the agreement or the life of the process units.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, the Company reviews the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, we report long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell. No impairments of long-lived assets were recorded by the Company in 2007, 2006 or 2005.

Revenue Recognition

Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has the assumed risk of loss, and when payment has been received or collection is reasonably assured. Transportation, shipping, and handling costs incurred are included in cost of products sold. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenue.

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

Cost Classifications

Refining cost of products sold includes cost of crude oil, other feedstocks, blendstocks, the costs of purchased finished products, transportation costs and distribution costs. Retail cost of products sold includes costs for motor fuels and for merchandise. Motor fuel cost of products sold represents net cost for purchased fuel, including transportation and motor fuel taxes. Merchandise cost of products sold includes merchandise purchases, net of merchandise rebates and inventory shrinkage. Wholesale cost of products sold includes the cost of fuel and lubricants, transportation and distribution costs, service parts and labor, and inventory adjustments.

Refining direct operating expenses include direct costs of labor, maintenance materials and services, chemicals and catalysts, natural gas, utilities, and other direct operating expenses. Retail direct operating expenses include direct costs of labor, maintenance materials and services, outside services, bank charges, rent expense, utilities and other direct operating expenses. Wholesale direct operating expenses include direct costs of labor, transportation expense, maintenance materials and services, utilities and other direct operating expenses. Direct operating expenses also include insurance expense and property taxes.

Maintenance Turnaround Expense

Refinery process units require regular major maintenance and repairs which are commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit, but generally is every four years. Turnaround costs are expensed as incurred.

Deferred Compensation

As a result of the Giant acquisition, the Company assumed a deferred compensation plan that was terminated in December 2007. The participant obligations were paid out in January 2008. The total pay out of $2.0 million is included in

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Accrued Liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2007. The Company expensed $0.2 million in 2007 in connection with this plan.

In November and December 2005, Western Refining LP, its then limited partner, and Western Refining, Inc. amended the deferred compensation agreements executed in 2003 and 2004 between certain employees and its then limited partner. Pursuant to the amended agreements, the Company assumed the obligation of its then limited partner and the deferred compensation agreements were terminated in exchange for a cash payment of $28.0 million to the participants in such plan plus the granting of restricted stock. The $28.0 million cash payment was made in January 2006 following the sale of Western Refining, Inc.’s common stock in connection with its initial public offering. In addition, approximately 1.8 million shares of restricted stock having a value of $30.1 million at the date of grant were granted in January 2006 to the prior deferred compensation participants. The value of such restricted shares is being expensed over a two-year period, ending in the first quarter of 2008. Deferred compensation expense of $24.0 million for the year ended December 31, 2005 was recorded as selling, general and administrative expenses in the accompanying statements of operations.

Stock-based Compensation

Concurrent with the Company’s initial public offering of common stock on January 24, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123R”) to account for stock awards granted under the Western Refining Long-Term Incentive Plan. Under SFAS No. 123R, the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair vale of the award (with some limited exceptions). The fair value of each share of restricted stock awarded was measured based on the market price at closing as of the measurement date and is amortized on a straight-line basis over the respective vesting periods.

As of December 31, 2007, there had been 2,177,684 shares of restricted stock awarded. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and dividend rights on these shares from the date of grant. See Note 16, “Stock-Based Compensation.”

Financial Instruments and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. Chevron Products Company (“Chevron”) was the only external customer accounting for more than 10% of consolidated net sales for 2007 (see Note 21, “Concentration of Risk”). Credit risk is minimized as a result of the credit quality of the Company’s customer base.

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities. The carrying amounts of the Company’s long-term debt also approximate its fair values. Borrowings under the Company’s Term Loan Credit Agreement and the 2007 Revolving Credit Agreement can be either base rate loans or be based on an interest rate of LIBOR plus a percentage. See Note 12, “Long-Term Debt.”

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

The Company does not believe that there is a significant credit risk associated with the Company’s derivative instruments, which are transacted through counterparties meeting established collateral and credit criteria. Generally, the Company does not require collateral from counterparties.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Other Post-Retirement Obligations

Pension and other post-retirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, and assumed discount rates and demographic data.

In December 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment to FASB Statements No. 87, 88, 106 and 132R, (“SFAS No. 158”), which requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Under SFAS No. 158, a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost. See Note 14, “Retirement Plans.”

Asset Retirement Obligations

The Company complies with SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), which requires that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in the ARO due to the passage of time is recorded as an operating expense (accretion expense). FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, (“FIN 47”) clarifies the term “conditional” as used n SFAS No. 143 and provides more clarity regarding when an entity would have sufficient information to reasonably estimate the fair value of an ARO. As a result of the purchase of Giant, the Company assumed $3.9 million in AROs. See Note 8, “Asset Retirement Obligations.”

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

As a result of purchase accounting related to the Giant acquisition, the majority of our environmental obligations are recorded on a discounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range is used. Possible recoveries of some of these costs from other parties are not recognized in the consolidated financial statements until they become probable.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense.

Prior to January 2006, Western Refining LP had not incurred income taxes because its operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were periodically made to the partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a consequence of the initial public offering and change in corporate structure in January 2006, the Company now recognizes deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. During 2006, the Company recorded income tax expense of $8.3 million for the cumulative effect of recording its estimated net deferred tax liability. Deferred amounts are measured using enacted tax rates assumed to be in effect when the temporary differences reverse.

As discussed in Note 13, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109 (“FIN 48”) effective January 1, 2007.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) published SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 is intended to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. The Company does not believe SFAS No. 157 will have a significant impact on the Company’s financial position or results of operation in 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected be recorded in net income. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for the Company on January 1, 2008, and retrospective application is not permitted. Should the Company elect to apply the fair value option to any eligible items that exist at January 1, 2008, the effect of the first remeasurement to fair value would be reported as a cumulative effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the potential impact of this statement on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations which the acquisition date is on or after

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the beginning of the first annual reporting period that begins on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of SFAS No. 141R on the Company’s financial condition and results of operations.

3.	Acquisition of Giant Industries, Inc.

On May 31, 2007, the Company completed the acquisition of Giant. Under the terms of the merger agreement, Western acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In connection with the acquisition, the Company borrowed an additional $275.0 million on July 5, 2007, when it retired Giant’s 8% and 11% Senior Subordinated Notes. See Note 12, “Long-Term Debt.”

Giant’s operations include three crude oil refineries, a crude oil transportation and gathering pipeline system, two finished products distribution terminals, a fleet of crude oil and finished product truck transports, a chain of retail service station/convenience stores, wholesale petroleum products distribution facilities and a 16“ crude oil transportation pipeline.

The purchase price of the transaction has been allocated to the assets acquired and liabilities assumed based upon their fair values on the closing date of May 31, 2007. The estimated fair values were based on an independent appraisal as well as management’s evaluations of those assets and liabilities.

Since making the preliminary purchase price allocation, the Company gathered additional data and refined certain assumptions used for the valuation. The revised purchase price and purchase price allocation as of May 31, 2007 were as follows:

Cash consideration of $77.00 for each common outstanding share of Giant	$1,127,227
Transaction costs	21,962

Total purchase price	$1,149,189

Net working capital	$198,713
Property, plant, and equipment	1,257,826
Intangible assets	73,241
Goodwill	299,552
Other assets	7,695
Long-term debt assumed	(298,725)
Deferred income taxes (non-current)	(321,135)
Other liabilities	(67,978)

Total purchase price	$1,149,189

The Company believes that the Giant acquisition resulted in recognition of goodwill primarily due to Giant’s industry position, management strength, and business growth potential.

The consolidated statements of operations include the results of Giant’s operations beginning on June 1, 2007. The following unaudited pro forma information assumes that (i) the acquisition of Giant occurred on January 1, 2006, (ii) $1,125.0 million was borrowed to fund the Giant acquisition on January 1, 2006 and $50.0 million of existing Giant revolving credit debt was repaid on that date, (iii) depreciation and amortization expense was greater beginning January 1, 2006, for the increased estimated fair values of assets acquired as of that date, and (iv) income tax expense was less as a result of the increased depreciation, amortization, and interest expense.

	Unaudited Pro Forma
	Years Ended
	December 31,
	2007	2006

Net sales	$8,791,115	$7,579,228
Operating income	390,138	425,354
Net income	205,949	217,377
Basic earnings per share	$3.07	$3.32
Diluted earnings per share	3.05	3.30

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The unaudited pro forma results of operations for the year ended December 31, 2007, include charges totaling $28.9 million related to change of control and severance payments made to certain Giant employees and $33.4 million related to estimated remediation costs associated with the Yorktown refinery. See Note 20, “Contingencies” for more information on environmental matters.

4.	Segment Information

The Company is organized into three operating segments based on manufacturing and marketing criteria and the nature of their products and services, their production processes, and their type of customers. These segments are the refining group, the retail group, and the wholesale group. A description of each segment and its principal products follows:

Refining Group.  The Company’s refining group operates four refineries: one in El Paso, Texas (El Paso refinery), two in the Four Corners region of Northern New Mexico, one near Gallup and one near Farmington, New Mexico, (Four Corners refineries), and one near Yorktown, Virginia (Yorktown refinery). Each of these refineries has its own product distribution terminal. It also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, two stand-alone finished products distribution terminals, four asphalt distribution terminals, and a fleet of crude oil and finished product trucks. The four refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. The Company also acquires finished products through exchange agreements and from various third-party suppliers. The Company sells these products through its own service stations and wholesale group, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. The Company purchases crude oil, other feedstocks, and blending components from various suppliers. A subsidiary operates a common carrier 16” pipeline with Federal Energy Regulatory Commission (“FERC”) tariffs which delivers crude oil from Southeast to Northwest New Mexico.

Retail Group.  The Company’s retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s refining group or wholesale group supply substantially all the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and food products from various suppliers. At December 31, 2007, the Company’s retail group operated 154 service stations with convenience stores or kiosks located in Arizona, New Mexico and Colorado.

Wholesale Group.  The Company’s wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Texas and Utah. The Company’s wholesale group purchases petroleum fuels and lubricants from suppliers and from the refining group.

Segment Accounting Principles.  Operating income for each segment consists of net revenues less cost of products sold, direct operating expenses, selling, general and administrative expenses, maintenance turnaround expense, and depreciation and amortization. Cost of products sold reflects current costs adjusted, where appropriate, for LIFO and lower of cost or market inventory adjustments. Intersegment revenues are reported at cost plus a standard markup for profit.

Operations that are not included in any of the three segments mentioned above are included in the category “Other.” These operations consist primarily of corporate staff operations. Other items of income and expense, including income taxes, are not allocated to operating segments.

The total assets of each segment consist primarily of cash and cash equivalents, net property, plant and equipment, inventories, net accounts receivable, and other assets directly associated with the segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents, various accounts receivable, net property, plant and equipment, and other long-term assets. Fixed assets include the fair value of the assets acquired from Giant in May 2007.

Disclosures regarding the Company’s reportable segments with a reconciliation to consolidated totals for the twelve months ended December 31, 2007, 2006 and 2005, are presented below. Prior to May 31, 2007, the Company operated as one business segment and all sales were derived from external customers. Financial information for 2007 includes the operations of Giant for the seven months ended December 31, 2007, only.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For The Year Ended December 31, 2007
	Refining Group	Retail Group	Wholesale Group	Other	Consolidated
	(In thousands)

Net sales to external customers	$5,998,420	$433,276	$873,324	$12	$7,305,032
Intersegment revenues(1)	1,093,993	23,055	118,583	—	—
Depreciation and amortization	56,537	4,387	2,477	792	64,193
Capital expenditures	263,399	5,501	4,856	3,317	277,073
Operating income (loss)	418,122	10,529	9,585	(49,084)	389,152
Other income (expense), net					(48,649)

Income before income taxes					$340,503

Total assets, excluding goodwill, at December 31, 2007	$2,559,288	$172,120	$182,271	$346,485	$3,260,164
Goodwill	248,343	27,610	23,599	—	299,552

Total assets at December 31, 2007	$2,807,631	$199,730	$205,870	$346,485	$3,559,716

(1)	Intersegment revenues of $1,235.6 million have been eliminated in consolidation.

	For The Year Ended December 31, 2006
	Refining Group	Retail Group	Wholesale Group	Other	Consolidated
	(In thousands)

Net sales to external customers	$4,199,383	$—	$—	$—	$4,199,383
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	13,624	—	—	—	13,624
Capital expenditures	120,211	—	—	—	120,211
Operating income (loss)	328,646	—	—	(26,863)	301,783
Other income (expense), net					15,370

Income before income taxes					$317,153

Total assets at December 31, 2006	$617,521	$—	$—	$291,002	$908,523

	For The Year Ended December 31, 2005
	Refining Group	Retail Group	Wholesale Group	Other	Consolidated
			(In thousands)

Net sales to external customers	$3,406,632	$—	$—	$—	$3,406,632
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	6,272	—	—	—	6,272
Capital expenditures	87,988	—	—	—	87,988
Operating income (loss)	258,772	—	—	(41,776)	216,996
Other income (expense), net					(15,947)

Income before income taxes					$201,049

Total assets at December 31, 2005	$463,205	$—	$—	$180,433	$643,638

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

Inventories were as follows:

	December 31,
	2007	2006
	(In thousands)

Refined products(1)	$308,603	$66,772
Crude oil and other raw materials	262,809	93,380
Lubricants	15,750	—
Convenience store merchandise	11,510	—

Inventories	$598,672	$160,152

(1)	Includes $24.0 million of inventory valued using the FIFO valuation method at December 31, 2007.

The Company determines market value inventory adjustments by evaluating crude oil and refined products of its refining segment inventory on an aggregate basis by geographic region. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. The current cost of our inventories exceeded LIFO costs by $256.1 million and $82.5 million at December 31, 2007 and 2006, respectively. The increase in inventories in 2007 is primarily related to the acquisition of Giant. LIFO cost per barrel of the Company’s refined products and crude oil and other raw materials inventories as of December 31, 2007 and 2006 is shown below:

	December 31,
	2007			2006
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
	(In thousands, except cost per barrel)

Refined products	3,907	$284,621	$72.85	1,500	$66,772	$44.51
Crude oil and other	4,848	262,809	54.21	2,398	93,380	38.94

	8,755	$547,430	62.53	3,898	$160,152	41.09

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

6.	Other Current Assets

Other current assets were as follows:

	December 31,
	2007	2006
	(In thousands)

Income tax receivable	$64,187	$—
Materials and chemicals inventories	22,636	5,412
Derivative activities receivable	10,429	2,162
Spare parts inventories	859	2,207
Other	330	5

Other current assets	$98,441	$9,786

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property, Plant, and Equipment

Property, plant, and equipment were as follows:

	December 31,
	2007	2006
	(In thousands)

Refinery facilities and related equipment	$1,245,323	$206,799
Pipelines, terminals and transportation equipment	98,945	11,445
Retail and wholesale facilities and related equipment	151,202	—
Other	8,525	13
Construction in progress	306,228	64,952

	1,810,223	283,209
Accumulated depreciation	(83,996)	(27,332)

Property, plant, and equipment, net	$1,726,227	$255,877

The Company capitalized interest of $5.8 million in 2007, less than $0.1 million in 2006, and $1.3 million in 2005. Interest expense was $57.6 million, $0.7 million, and $6.2 million for 2007, 2006 and 2005, respectively. Depreciation expense was $58.1 million, $13.6 million and $6.1 million in 2007, 2006 and 2005, respectively.

8.	Asset Retirement Obligations

In conjunction with the Giant acquisition, the Company assumed asset retirement obligations (“ARO”) related to the prior operations of Giant. The estimated fair value of the ARO is based on the estimated current cost escalated to an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until the Company settles the liability. The legally restricted assets that are set aside for purposes of settling ARO liabilities were $0.4 million as of December 31, 2007, and are included in “Other Assets” in the Company’s consolidated balance sheet. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

The Company has identified the following AROs:

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

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the beginning and ending aggregate carrying amount of the Company’s AROs for the twelve months ended December 31, 2007:

2007
(In thousands)

Liability at beginning of year	$—
Liabilities assumed in acquisition	3,880
Liabilities incurred	66
Liabilities settled	(100)
Accretion expense	175

Liability at end of period	$4,021

9.	Goodwill and Other Intangible Assets

The Company had goodwill of $299.6 million at December 31, 2007, and no goodwill at December 31, 2006. The change in the carrying amount of goodwill for the year ended December 31, 2007, was due exclusively to the additions related to the Giant acquisition. Goodwill is not deductible for income tax purposes.

A summary of intangible assets that are included in “Other Assets” in the Consolidated Balance Sheet is presented in the table below:

	December 31, 2007			December 31, 2006			Weighted
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Value	Amortization	Value	Value	Amortization	Value	Period (Years)
	(In thousands)

Amortizable assets:
Licenses and permits	$40,109	$(2,269)	$37,840	$1,096	$(289)	$807	12.2
Paid-up technology	9,600	(437)	9,163	—	—	—	13.0
Customer relationships	3,300	(124)	3,176	—	—	—	15.0
Right-of-ways	803	(29)	774	—	—	—	19.9
Other	915	(46)	869	—	—	—	12.0

	54,727	(2,905)	51,822	1,096	(289)	807

Unamortizable assets:
Trademarks	5,300	—	5,300	—	—	—
Liquor licenses	14,872	—	14,872	—	—	—

	$74,899	$(2,905)	$71,994	$1,096	$(289)	$807

Intangible asset amortization expense for 2007 was $2.6 million, based upon estimates of useful lives ranging from 12 to 20 years. Intangible asset amortization for 2006 and 2005 was not significant. Estimated amortization expense for the next five fiscal years is $4.4 million yearly.

10.	Other Assets, Net of Amortization

Other assets, net of amortization, consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Escrow deposit and costs relating to the Giant acquisition	$—	$29,344
Intangible assets, other than goodwill	71,994	807
Unamortized loan fees	16,889	1,802
Other	7,902	99

Other assets, net of amortization	$96,785	$32,052

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Excise Taxes	$38,122	$10,045
Payroll and related costs	30,860	16,829
Property Taxes	14,157	9,502
Environmental Reserve	12,582	—
Other	12,034	171

Total	$107,755	$36,547

12.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Term Loan	$1,293,500	$—
2007 Revolving Credit Agreement	290,000	—
Senior Subordinated Notes	—	—

Total long-term debt	1,583,500	—
Current portion of long-term debt	(13,000)	—

Long-term debt, net of current portion	$1,570,500	$—

Term Loan Credit Agreement.  On May 31, 2007, in connection with the acquisition of Giant, the Company entered into a Term Loan Credit Agreement (“Term Loan Agreement”) with a group of banks. The Term Loan Agreement has a maturity date of May 30, 2014. The Term Loan Agreement provides for loans of up to $1,400 million, of which $1,125.0 million was borrowed on May 31, 2007, to fund the acquisition, and $275.0 million was borrowed on July 5, 2007, to pay off Giant’s 11% Senior Subordinated Notes and 8% Senior Subordinated Notes (together the “Senior Subordinated Notes”). The Term Loan Agreement provides for principal payments of 0.25% of the original principal amount of the loan on a quarterly basis ($13 million annually for the next five years).

The Company may request increases in the borrowing capacity under the Term Loan Agreement by an amount which, when taken together with all similarly requested increases in the borrowing capacity under the Revolving Credit Agreement discussed below, does not exceed $300 million.

The Term Loan Agreement, which is secured by the Company’s fixed assets, including its refineries, was used to finance the merger and for related transaction expenses. The Term Loan Agreement provides for a commitment fee of 0.75% per annum on the unused portion. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.75%. The annual interest rate at December 31, 2007, was 6.56%. The average interest rate for the seven months ended December 31, 2007, was 6.95%. The Term Loan Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage. The Company made principal payments on the Term Loan of $106.5 million in 2007.

2007 Revolving Credit Agreement.  On May 31, 2007, the Company also entered into a Revolving Credit Agreement (the “2007 Revolving Credit Agreement”) with a group of banks. The 2007 Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of the Company and its subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, of up to $500 million, and provides for letters of credit and swing line loans. As of December 31, 2007, the Company had net availability of $92.9 million due to $117.1 million in letters of credit outstanding and $290.0 million in direct borrowings.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may request increases in the borrowing capacity under the 2007 Revolving Credit Agreement by an amount which, when taken together with all similarly requested increases in the borrowing capacity under the Term Loan Agreement, does not exceed $300 million. On February 19, 2008, the Company exercised this option and increased the borrowing capacity under the Revolving Credit Agreement to $800 million. If the increase of the Company’s line of credit had been in place at December 31, 2007, its availability would have been increased to $392.9 million.

The 2007 Revolving Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum, subject to adjustment based upon the Company’s consolidated leverage ratio, and letter of credit fees ranging from 1.25% to 2.00% per annum payable quarterly, subject to adjustment based upon the Company’s consolidated leverage ratio. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.25% to 2.00%, subject to adjustment based upon the Company’s consolidated leverage ratio. Borrowing rates are initially based on PRIME plus 0.75% or LIBOR plus 1.50%, as elected, subject to adjustment based on the leverage ratio. The annual interest rate at December 31, 2007, was 6.98%. In addition to the borrowing base limitations, availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. The 2007 Revolving Credit Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage.

On January 31, 2008, the Company entered into an amortizing LIBOR interest rate swap for a portion of its term debt. The notional amount of the swap is $1.0 billion in year one, $750.0 million in year two, $500.0 million in year three, and $250.0 million in year four. The interest rate is fixed at 5.395% for the life of the swap.

Senior Subordinated Notes.  In connection with the Giant acquisition, the Company assumed debt obligations for $280.0 million (at face value) related to Giant’s 11% Senior Subordinated Notes due 2012 and 8% Senior Subordinated Notes due 2014. These debt obligations were recorded at fair value of $298.7 million as of May 31, 2007. On July 5, 2007, the Company retired these obligations paying $299.5 million plus accrued interest. The retirement resulted in a loss of $0.8 million.

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

Guarantees.  The Term Loan Agreement and the 2007 Revolving Credit Agreement (together, the “Agreements”) are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. The Senior Subordinated Notes also were guaranteed, but these guarantees terminated on July 5, 2007 concurrent with the payoff of the debt on that date. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.

Letters of Credit

The 2007 Revolving Credit Agreement provides for the issuance of letters of credit. The Company obtains letters of credit and cancels them on a monthly basis depending upon its needs. At December 31, 2007, there were $117.1 million of irrevocable letters of credit outstanding, issued almost exclusively to crude oil suppliers.

13.	Income Taxes

As discussed in Note 1, “Organization and Basis of Presentation,” as a consequence of the Company’s initial public offering and the change in corporate structure, the Company is required to recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. In connection with the change to a corporate holding company structure immediately prior to the closing of the initial public offering, the Company recorded income tax expense of $8.3 million during 2006 for the cumulative effect of recording its estimated net deferred tax liability. The impact of recording the estimated net deferred tax liability decreased diluted earnings per share by $0.13 for the twelve months ended December 31, 2006. In addition, the Company began recording a current provision for income taxes during the first quarter of 2006.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is an analysis of the Company’s consolidated income tax expense for the year ended December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)

Current:
Federal	$91,373	$84,113
State	8,263	2,937

Total current	99,636	87,050

Deferred:
Federal	1,181	16,174
State	1,075	830
Net deferred tax liability recognized upon change to taxable entity	—	8,319

Total deferred	2,256	25,323

Provision for income taxes	$101,892	$112,373

The Company paid $160.7 million and $86.4 million in income taxes for 2007 and 2006, respectively. The following is a reconciliation of total income tax expense to income taxes computed by applying the statutory federal income tax rate (35%) to income before income tax expense for the years ended December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Tax computed at the federal statutory rate	$119,176	$111,004
State income taxes, net of federal tax benefit	5,613	2,438
Deferred taxes recognized upon change to a taxable entity	—	8,319
Federal tax credit for production of ultra low sulfur diesel	(16,657)	(7,287)
Manufacturing activities deduction	(5,993)	(2,844)
Adjustment for period not taxed as an entity	—	795
Other, net	(247)	(52)

Total income tax expense	$101,892	$112,373

The effective tax rate for 2007 was 29.9% as compared to the Federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the manufacturing activities deduction.

In 2006, the effective tax rate was 35.4%, including the one-time charge of $8.3 million recognized upon the change to a corporate holding company structure and the resulting change to a taxable entity. This one-time charge increased the effective tax rate by 2.6% for 2006.

The Company adopted FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. As of January 1, 2007, the Company did not believe it had any tax positions that met the criterion for unrecognized tax benefits. As a result, no amounts were recognized in the liability for unrecognized tax benefits. The Company did not adjust the opening balance of retained earnings as of January 1, 2007.

As a result of the Giant acquisition on May 31, 2007, the Company recorded a liability of $5.2 million for unrecognized tax benefits, of which $0.5 million would affect the Company’s effective tax rate if recognized. As of December 31, 2007, the Company had accrued $0.4 million in its consolidated balance sheet for interest and penalties. In addition, the Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits may significantly change within the next twelve months.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of unrecognized tax benefits for the current period:

Unrecognized tax benefits at December 31, 2006	$—
Increase in unrecognized tax benefits from acquisition	5,165

Unrecognized tax benefits at December 31, 2007	$5,165

Through December 31, 2007, there have been no changes in the Company’s unrecognized tax benefits in connection with settlements or due to lapses of statutes of limitation.

The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. The Company recognized $0.1 million for the twelve months ended December 31, 2007, in its consolidated statement of operations for interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major tax jurisdictions (primarily U.S. Federal, Texas, Virginia, Maryland, New Mexico, Arizona, and California) to which the Company is subject.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	As of December 31,
	2007			2006
	Assets	Liabilities	Net	Assets	Liabilities	Net
	(In thousands)

Current deferred taxes
Inventories	$—	$(46,233)	$(46,233)	$—	$(3,233)	$(3,233)
Stock-based compensation	946	—	946	1,048	—	1,048
Other current, net	—	(673)	(673)	—	(890)	(890)

Current deferred taxes	$946	$(46,906)	$(45,960)	$1,048	$(4,123)	$(3,075)

Noncurrent deferred taxes
Property, plant, and equipment	$—	$(357,181)	$(357,181)	$—	$(24,858)	$(24,858)
Intangible assets	—	(13,876)	(13,876)	—	—	—
Pension obligations	8,143	—	8,143	2,317	—	2,317
Postretirement obligations	2,933	—	2,933	565	—	565
Adjustment to recognized unfunded pension liability pursuant to SFAS No. 158	—	—	—	4,848	—	4,848
Environmental obligations	14,864	—	14,864	—	—	—
Other noncurrent, net	3,693	—	3,693	—	(273)	(273)

Noncurrent deferred taxes	29,633	(371,057)	(341,424)	7,730	$(25,131)	$(17,401)

Total deferred taxes	$30,579	$(417,963)	$(387,384)	$8,778	$(29,254)	$(20,476)

The following table presents the computation of unaudited pro forma income tax expense and unaudited pro forma net income for the year ended December 31, 2005:

2005
(In thousands)

Income before income taxes	$201,049
Effective pro forma income tax rate	35.7%

Unaudited pro forma income tax expense	$71,774

Unaudited pro forma net income	$129,275

The unaudited pro forma provision for income tax information presented in the table above, represents the tax effects that would have been reported had the Company and its subsidiaries been subject to federal and state income taxes as a corporation for 2005. The unaudited pro forma income tax expense reflects a blended statutory rate of 35.7%. This rate includes a federal rate of 35.0% and a state income tax rate of 0.7% (net of federal benefit). Actual rates and income tax

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses could have differed had the Company been subject to federal and state income taxes for 2005. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to federal and state income taxes for all periods presented.

In May 2006, the State of Texas enacted a new business tax that is imposed on our gross margin to replace the State’s current franchise tax regime. The new legislation’s effective date is January 1, 2008, which means that our first Texas Margins Tax (“TMT”) return will not become due until May 15, 2008, and will be based on our 2007 operations. Although the new TMT is imposed on an entity’s gross margin rather than on its net income, certain aspects of the tax make it similar to an income tax. The TMT did not significantly impact the Company’s effective tax rate or current year tax provision.

14.	Retirement Plans

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

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pensions

The following tables set forth significant information about the Company’s pension plans for certain El Paso and Yorktown refinery employees, the reconciliation of the benefit obligation, plan assets, funded status and significant assumptions and are based upon an annual measurement date of December 31:

	As of December 31,
	2007	2006
	(In thousands)

Benefit obligation at beginning of the year	$29,485	$15,271
Acquisition	19,430	—
Service cost	3,295	1,597
Interest cost	2,409	1,122
Actuarial (gain) / loss	(171)	11,522
Benefits paid	(416)	(27)
Plan amendments	(1,586)	—

Benefit obligation at end of year	$52,446	$29,485

Fair value of plan assets at beginning of year	$5,541	$2,190
Acquisition	8,835	—
Company contribution	7,200	2,890
Actual return on plan assets	401	488
Benefits paid	(416)	(27)

Fair value of plan assets at end of year	$21,561	$5,541

Funded status	$(30,885)	$(23,944)
Amount recognized in the Balance Sheet:
Noncurrent liabilities	$(30,885)	$(23,944)

Pre-tax unrecognized net loss included in
Accumulated Other Comprehensive Income	$12,544	$13,586

Accumulated benefit obligation	$29,644	$10,027

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net periodic benefit cost includes:
Service cost	$3,295	$1,597	$2,555
Interest cost	2,409	1,122	777
Expected return on assets	(1,035)	(298)	(105)
Recognized net actuarial loss	788	200	260
Recognized curtailment (gain) / loss	(869)	—	—

Net periodic benefit cost	$4,588	$2,621	$3,487

Weighted-average assumptions used to determine benefit obligations at December 31, 2007:
Discount rate	6.26%	5.93%	6.50%
Rate of compensation increase	3.31%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.93%	5.93%	6.50%
Expected long-term return on assets	7.45%	6.50%	6.50%
Rate of compensation increase	3.23%	3.00%	3.00%

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s expected long-term rate of return on assets assumption is derived from a study conducted by third-party actuaries. The study includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

The primary investment strategy is the security and long-term stability of plan assets, combined with moderate growth that corresponds to participants’ anticipated retirement dates. Investments should also provide for sufficient liquid assets to allow the plan to make distributions on short notice to participants who have died or become disabled and are entitled to benefits. Pension plan assets at December 31, 2007, were held in equity securities (67.4%), debt securities (31.5%) and other (1.1%). In 2007, the Company contributed $3.9 million for the pension plan covering certain El Paso refinery employees and $3.3 million to its pension plan for the Yorktown refinery. In 2008, the Company expects to contribute $6.3 million to its pension plan for the El Paso refinery and $3.1 million to its pension plan for the Yorktown refinery.

Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The assumed return on plan assets is based on management’s expectation of the long-term return on the portfolio of plan assets. The discount rate used to compute the present value of plan liabilities was based on rates of high grade corporate bonds with maturities similar to the average period over which benefits will be paid.

The Company expects to recognize in other comprehensive income approximately $0.8 million of net periodic benefit cost related to the amortization of actuarial loss during 2008.

The following benefit payments, which reflect future service, are expected to be paid in the year indicated:

Pension
Benefits
(In thousands)

2008	$1,669
2009	2,144
2010	2,378
2011	2,615
2012	3,161
2013-2017	19,785

The table below provides information on the incremental effect of applying SFAS No. 158 on individual line items in the Company’s consolidated balance sheet as of December 31, 2006:

	As of December 31, 2006
	Before
	Application of SFAS		After Application
	No. 158	Adjustments	of SFAS No. 158
	(In thousands)

Liability for pension benefits	$10,358	$13,586	$23,944
Deferred income tax liability	22,249	(4,848)	17,401
Total long-term liabilities	34,199	8,738	42,937
Accumulated other comprehensive loss	$—	$(8,738)	$(8,738)
Total stockholders’ equity	530,339	(8,738)	521,601

Postretirement Obligations

The following tables set forth significant information about the Company’s retiree medical plans for certain El Paso and Yorktown employees. Unlike the pension plans, the Company is not required to fund the retiree medical plans on an

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual basis. Based on an annual measurement date of December 31, and a discount rate of 6.55% to determine the benefit obligation, the components of the postretirement obligation at December 31, 2007 and 2006 are:

	As of December 31,
	2007	2006
	(In thousands)

Benefit obligation at beginning of the year	$1,585	$1,369
Acquisition	5,458	—
Service cost	228	55
Interest cost	305	87
Actuarial (gain) loss	(257)	74
Benefits paid	(13)	—

Benefit obligation at end of year	$7,306	$1,585

Funded status	$(7,306)	$(1,585)

Amount recognized in the Balance Sheet:
Current liabilities	$(49)	$—
Noncurrent liabilities	(7,257)	(1,585)

Net amount recognized	$(7,306)	$(1,585)

Amounts recognized in Accumulated Other Comprehensive Income:
Unrecognized net (gain) / loss	$(129)	$—

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net periodic benefit cost includes:
Service cost	$228	$55	$53
Interest cost	305	87	71
Amortization of net (gain) / loss	(128)	74	(4)

Net periodic benefit cost	$405	$216	$120

The weighted-average discount rate used to determine net periodic benefit costs was 6.41%. The following benefits payments are expected to be paid in the year indicated:

Post-Retirement
Benefits
(In thousands)

2008	$141
2009	94
2010	138
2011	193
2012	254
2013-2017	2,603

The health care cost trend rate for 2008 and future years is 4.38%. A 1%-point change in the assumed health care cost trend rate will have the following effect:

	1%-point
	Increase	Decrease

Effect on total service cost and interest cost	$34	$(61)
Effect on accumulated benefit obligation	454	(710)

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans and Deferred Compensation Plan

The Company sponsors a 401(k) defined contribution plan that covers substantially all employees that are now part of the historic Western operations, including those at the El Paso Refinery (the “Western 401(k)”). Under this plan, participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. If the participant contributes a minimum of 2% of eligible compensation, the Company will provide a match of 8% of the participant’s eligible compensation, provided they have a minimum of one year of service with the Company. The Company expensed $6.7 million, $3.2 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, in connection with this plan.

As a result of the acquisition of Giant, a subsidiary of the Company sponsors the Giant Industries, Inc. and Affiliated Companies 401(k) Plan (the “Giant 401(k)”). The Giant 401(k) is available to the employees of Giant and all of its subsidiaries. Under this plan, participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. The Company matches the Giant employee’s contributions to the Giant 401(k) plan subject to certain limitations and a per participant maximum contribution. As a result of the union contract applicable at the Yorktown refinery, the match available to the Yorktown employees is different than the match available to non-Yorktown employees. For the period June 1, 2007 to December 31, 2007, the Company expensed $0.8 million for matching contributions to the Yorktown participants and $1.9 million for matching contributions to the non-Yorktown participants.

In addition to the matching contributions, since 2005, non-Yorktown participants have received a supplemental contribution equal to 3% of eligible wages. Prior to that time, supplemental contributions were made on a wholly discretionary basis in amounts determined each year by the board of directors. Yorktown employees did not receive this supplemental contribution. For the period June 1, 2007 to December 31, 2007, the Company expensed $1.0 million for the supplemental contribution.

Effective January 1, 2008, the Giant 401(k) plan was amended. Among other changes, the match for both Yorktown participants and non-Yorktown participants was changed such that for each 1% of eligible compensation contributed by the participant, the Company will match 2% up to a maximum of 8% of eligible compensation, provided that the participant has a minimum of one year of service with the Company. In addition, the supplemental contribution was discontinued.

As a result of the Giant acquisition, the Company assumed a deferred compensation plan that was later terminated in December 2007. The participant obligations were paid out in January 2008. The total pay out of $2.0 million is included with Other Accrued Liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2007. For the period June 1, 2007 to December 31, 2007, the Company expensed $0.2 million in 2007 in connection with this plan.

15.	Crude Oil and Refined Product Risk Management

The Company enters into crude oil and refined product forward contracts to facilitate the supply of crude oil to the refineries and sale of refined products. During 2007, 2006 and 2005, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil and refined products which qualify as normal purchases and normal sales and that are exempt from SFAS No. 133. At December 31, 2007, the Company had forward, fixed-price contracts to purchase crude oil of $7.1 million and sell crude oil of $7.1 million. At December 31, 2006, the net forward, fixed-price contracts to purchase crude oil were $0.4 million and to sell crude oil were $0.1 million.

The Company also uses crude oil and refined products futures or swap contracts to mitigate the change in value of volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and no other cash payments are made. The contract fair value is reflected on the balance sheet and related net gain or loss is recorded as a gain (loss) from derivative activities in the statements of operations. Various third-party sources are used to determine fair values for the purpose of marking to market the derivative instruments at each period end. The fair value of the outstanding contracts at December 31, 2007, was a net unrealized loss of $5.2 million, of which $0.5 million was in current assets and $5.7 million in current liabilities. The Company realized a $3.3 million net loss from derivative activities on matured contracts during 2007. At December 31, 2006, the fair value of the outstanding contracts was a net unrealized gain of $1.4 million, of which $2.1 million was in current assets and $0.7 million was in current liabilities. The Company realized a $7.5 million net gain from derivative activities on matured contracts during 2006. The fair value of the outstanding

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts at December 31, 2005, was a net unrealized gain of $0.2 million. The Company realized an $8.3 million net loss from derivative activities on matured contracts during 2005.

16.	Stock-Based Compensation

In January 2006, 1,772,041 shares of restricted stock having an aggregate fair value of $30.1 million at the measurement date were granted to employees of Western Refining LP that participated in a deferred compensation plan prior to the initial public offering. The vesting of such restricted shares will occur over a two-year period ending in the first quarter of 2008. Additional shares of restricted stock have been granted to other employees and outside directors of the Company. These shares generally vest over a three-year period. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and dividend rights on these shares from the date of grant. The fair value of each share of restricted stock awarded was measured based on the closing market price as of the measurement date and will be amortized on a straight-line basis over the respective vesting periods.

Using a forfeiture rate of 0%, the Company recorded stock compensation expense of $16.8 million for the year ended December 31, 2007, of which $1.0 million was included in direct operating expenses and $15.8 million in selling, general and administrative expenses. The tax benefit related to these expenses was $6.0 million using a blended rate of 35.7%. The aggregate fair value at the grant date of the shares that vested during the year ended December 31, 2007, was $17.1 million. The related aggregate intrinsic value of these shares was $40.7 million at the vesting date.

Using a forfeiture rate of 0%, the Company recorded stock compensation expense of $14.2 million for the year ended December 31, 2006, of which $0.5 million was included in direct operating expenses and $13.7 million in selling, general and administrative expenses. The tax benefit related to these expenses was $5.1 million using a blended rate of 35.7%. The aggregate fair value at the grant date of the shares that vested during the year ended December 31, 2006, was $11.3 million. The related aggregate intrinsic value of these shares was $15.7 million at the vesting date.

As of December 31, 2007, there were 506,562 shares of restricted stock outstanding with an aggregate fair value at grant date of $11.8 million and an aggregate intrinsic value of $12.3 million as of December 31, 2007. The compensation cost of nonvested awards not recognized as of December 31, 2007, was $9.6 million, which will be recognized over a weighted average period of approximately 0.9 years. The following table summarizes the Company’s restricted stock activity for the years ended December 31, 2007 and 2006:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value

Nonvested at December 31, 2005	—	$—
Awards granted	2,016,024	17.23
Awards vested	(664,725)	17.00
Awards forfeited	(2,290)	18.25

Nonvested at December 31, 2006	1,349,009	17.34
Awards granted	161,660	37.50
Awards vested	(997,407)	17.19
Awards forfeited	(6,700)	21.83

Nonvested at December 31, 2007	506,562	23.36

The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of December 31, 2007, there were 2,831,306 shares of common stock reserved for future grants under this plan.

17.	Stockholders’ Equity

On January 24, 2006, the Company completed an initial public offering of 18,750,000 shares of its common stock at an aggregate offering price of $318.8 million. The Company received approximately $297.2 million in net proceeds from the initial public offering. See Note 1, “Organization and Basis of Presentation.”

The Company makes repurchases of its common stock to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Company’s Long-Term Incentive Plan. During 2007 and

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, the Company repurchased 355,066 shares at an aggregate cost of $14.5 million and 211,169 shares at an aggregate cost of $5.1 million, respectively. These repurchases were recorded as treasury stock.

The Company paid $13.6 million and $8.2 million in dividends for the years of 2007 and 2006, respectively. On December 7, 2007, the Company announced its regular quarterly cash dividend of $0.06 per share on its common stock for the fourth quarter of 2007. The dividend was paid on January 23, 2008, to stockholders of record at the close of business on January 2, 2008. The total cash required for the dividend declared was $4.1 million and was reflected as “Dividends Payable” on the balance sheet as of December 31, 2007.

18.	Earnings Per Share

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

The Company uses the treasury stock method to determine the amount of fully diluted shares outstanding. The computations of basic and diluted earnings per share for the years ended December 31, 2007 and 2006 are presented below:

	Year Ended December 31, 2007
	Income	Shares	Per Share
	(In thousands)

Basic earnings per share:
Net income	$238,611	67,179,582	$3.55

Effect of dilutive securities:
Unvested restricted stock	—	418,220

Diluted earnings per share:
Net income	$238,611	67,597,802	$3.53

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(In thousands)

Basic earnings per share:
Net income	$204,780	65,386,918	$3.13

Effect of dilutive securities:
Unvested restricted stock	—	387,963

Diluted earnings per share:
Net income	$204,780	65,774,881	$3.11

19.	Related Party Transactions

On October 3, 2006, the Company entered into a non-exclusive aircraft lease with an entity controlled by the Company’s major stockholder. The lease may be terminated by either party at any time. The hourly rental payment is $1,775 per flight hour and the Company is responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company will be reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company has a policy requiring that the officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. The Company believes that it leases the aircraft on terms no less favorable to it than would be obtained from an unaffiliated third party.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 13, 2004, the Company entered into a non-exclusive aircraft lease agreement with a related party controlled by the Company’s majority stockholder. Pursuant to the lease agreement, an aircraft was leased by the Company at a rate of $600 per flight hour. In addition, the Company was responsible for all operating and maintenance costs associated with its use of the aircraft. The Company had a policy requiring that certain officers of the Company deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for personal use of the aircraft. The officers reimbursed the Company for personal use of the aircraft pursuant to a time sharing agreement. The aircraft was sold on December 4, 2006, and the lease agreement was terminated. The Company believes that it leased the aircraft on terms no less favorable to it than would have been obtained from an unaffiliated third party. The following table summarizes the total costs incurred for the lease of both aircrafts for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Lease payments	$627	$380	$245
Operating and maintenance expenses	1,352	1,101	954
Reimbursed by officers	(522)	(675)	(306)

Total costs	$1,457	$806	$893

The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004. Sales to Transmountain, at market-based rates, totaled $59.0 million, $72.4 million and $75.2 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively. Total accounts receivable due from Transmountain were $2.1 million $1.4 million at December 31, 2007 and 2006, respectively.

The Company has entered into a lease agreement with Transmountain, whereby Transmountain leases certain office space from the Company at a market-based rate. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The monthly base rental starts at $6,800, subject to adjustment at the end of the first five-year period based upon the change in the Consumer Price Index. Rental payments received from Transmountain were $81,600 for the twelve months ended December 31, 2007 and 2006.

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

20.	Contingencies

Environmental matters

Like other petroleum refiners, the Company’s operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities and fuel quality. The Company’s policy is to accrue environmental remediation of soil and/or groundwater and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.

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

As a result of the Giant acquisition, the Company assumed environmental liabilities from the Yorktown, Gallup, and Bloomfield refineries, and various other projects. As of December 31, 2007, the Company had environmental liability accruals of approximately $37.4 million. There were no environmental liability accruals at December 31, 2006.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental accruals are recorded in the current and long-term sections of the Company’s consolidated balance sheet, according to their nature. On May 31, 2007, the Company recorded approximately $41.2 million to reflect the estimated fair value of environmental liabilities assumed in the Giant acquisition using an inflation factor of 2.7% and a discount rate of 7.1%. As of December 31, 2007, the unescalated, undiscounted environmental reserve totaled approximately $48.9 million, leaving approximately $11.5 million to be accreted over time. Accretion expense for the year ended December 31, 2007, was $1.1 million and is included in interest expense in the Company’s Consolidated Statements of Operations. The table below summarizes our environmental liability accruals:

	December 31,		Increase		December 31,
	2006	Acquisition	(Decrease)	Payments	2007
	(In thousands)

Yorktown Refinery	$—	$35,482	$902	$(4,744)	$31,640
Four Corners and Other	—	5,725	175	(99)	5,801

Totals	$—	$41,207	$1,077	$(4,843)	$37,441

The following table summarizes the Company’s undiscounted estimated cash flows for accrued remediation liabilities for each of the next five years and in the aggregate thereafter.

2008	$12,582
2009	7,008
2010	6,296
2011	4,398
2012	1,202
2013 and thereafter	17,425

El Paso Refinery

In May 2000, the Company entered into an Agreed Order with the Texas Natural Resources Conservation Commission for remediation of the South side of the El Paso refinery property. On August 7, 2000, the Company purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which the Company expensed in fiscal 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumes responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. Under the policy, environmental costs outside the scope of the Agreed Order require payment by the Company of a deductible as well as any costs that exceed the covered limits of the insurance policy. The Company is not aware of any other environmental costs that may be necessary, and therefore, cannot reasonably estimate a liability, if any, for any other deductibles. In addition, under a settlement agreement with the Company, a subsidiary of Chevron is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but that exceed the $20 million threshold. Pursuant to the purchase agreement relating to the purchase of the North side of the El Paso refinery, Chevron retained responsibility for, and control of, certain remediation activities. The Company is not presently aware of any additional environmental costs that it would be responsible for relating to the assets acquired, and therefore, it cannot reasonably estimate a liability, if any.

The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. While at this time it is not known precisely how the EPA Initiative or any resulting settlement may affect the Company, the Company expects to be required to pay penalties and to install additional pollution controls, and, as a result, its operating costs and capital expenditures may increase. Based on current negotiations and information, the Company has revised and estimated the total capital expenditures that may be required pursuant to the EPA Initiative would be approximately $27 million of which $12 million remains to be spent. These capital expenditures would primarily be for installation of a flare gas recovery system on the South side of the El Paso refinery and installation of nitrogen oxides, (“NOx”), emission controls. As of December 31, 2007, the Company completed a flare gas recovery system at a cost of $15.2 million. The remaining expenditures for the

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOx emission controls project of $12 million will occur from 2008 through 2012. These amounts have been included in the Company’s estimated capital expenditures for regulatory projects. These estimates could change as a result of a final settlement with EPA regarding the El Paso refinery under the EPA Initiative if EPA requires additional NOx controls beyond those already planned for, or requires other additional air pollution controls. Based on current information, the Company does not expect any settlement pursuant to the EPA Initiative to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.

In April 2003, the Company received a payment of reparations in the amount of $6.8 million from a pipeline company as ordered by the Federal Energy Regulatory Commission (“FERC”). While the Company and the pipeline company have sought judicial review of the FERC order, as well as a series of other orders, the pipeline company made a compliance filing in which it asserts it overpaid reparations to the Company in a total amount of $882,000 including accrued interest through April 30, 2006, and that interest should continue to accrue.

Yorktown Refinery

Giant assumed certain liabilities and obligations in connection with the 2002 purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively “BP”). BP, however, agreed to reimburse Giant for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental, health, and safety laws during BP’s operation of the refinery, subject to certain limitations. BP’s liability for reimbursement is limited to $35 million.

Yorktown 1991 and 2006 Orders.  In connection with the Yorktown acquisition, Giant assumed certain of BP’s obligations under an administrative order issued in 1991 by the EPA under the Resource Conservation and Recovery Act (“RCRA”) for which Giant maintains it has an indemnity right against BP. In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant will implement a cleanup plan for the refinery. Following the acquisition of Giant, the Company is in the process of finalizing the details of the cleanup plan with the EPA.

The Company currently estimates that expenditures associated with the EPA order are approximately $46.4 million (up to $35.0 million of which the Company believes is subject to reimbursement by BP). The discounted value of this liability assumed from Giant on May 31, 2007, was $35.5 million. The Company incurred $4.7 million in 2007 related to the EPA order and believes that approximately $26.8 million will be incurred between 2008 and 2011. The remainder will be spent over a 29-year period following construction. These estimates assume that EPA will agree with the design and specifications of the Company’s cleanup plan. These estimates also could change as a result of factors such as changes in costs of labor and materials.

During 2007, in response to the first claim requesting reimbursement from BP, the Company received a letter from BP disputing indemnification for these costs. The Company is pursuing indemnification from BP. To reflect the uncertainty of the outcome, however, the Company has accrued a reserve of $31.6 million for this project as of December 31, 2007.

As part of the consent order cleanup plan, a portion of the facility’s underground sewer system will be cleaned, inspected, and repaired as needed. This sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in the associated cost estimate. The Company anticipates that construction of the corrective action management unit and related remediation work, which includes rerouting a section of the sewer system to allow construction, as well as sewer system inspection and repair, will be completed approximately four to five years after the EPA approves the clean-up plan and authorizes its implementation.

Yorktown 2002 Amended Consent Decree.  In May 2002, a Giant subsidiary company acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree among various parties covering many locations (the “Consent Decree”) entered in August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of nitrous oxides, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. The Company does not expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator (“ESP”) on the Fluid Catalytic Cracking Unit (“FCCU”) and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. As of December 31, 2007, the Company had expended $0.2 million controlling NOx emissions from one heater.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates additional capital expenditures of approximately $1.5 million to complete implementation of the capital expenditures required by the Consent Decree. This amount has been included in the Company’s estimated capital expenditures for regulatory projects. The Company does not expect completing the requirements of the Consent Decree to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Spending,” elsewhere in this annual report.

Four Corners Refineries

Four Corners 2005 Consent Agreements.  In July 2005, as part of the EPA Initiative, Giant reached an administrative settlement with New Mexico Environmental Department (“NMED”) and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico. The NMED agreement requires that both Four Corners refineries implement air pollution controls between 2006 and 2012 to reduce air emissions including emissions of sulfur dioxides and nitrogen oxides. The Company does not expect implementation of the NMED agreement requirements will result in any soil or groundwater remediation or clean-up requirements.

Based on current information, the Company has estimated the total capital expenditures that may be required pursuant to the NMED agreement would be approximately $10 to $60 million and will occur from 2008 to 2012. These capital expenditures would primarily be for installation of emission controls on the FCCUs and heaters and boilers, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and nitrogen oxides from the refineries. Prior to May 31, 2007, Giant had completed a sulfur recovery system at the Gallup refinery. Modifications to the sulfur recovery systems at the Gallup refinery will be installed in early 2008 to improve performance of the units at a cost of approximately $0.6 million. Total capital expenditures could increase if 2008 modifications to the sulfur recovery units are unsuccessful.

Based on current information, the Company does not expect the implementation of the NMED settlements to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.

Bloomfield 2007 NMED Remediation Order.  In July 2007, the Company received a final administrative compliance order from NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the final order requires the Company to:

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

Based on current information, the Company has prepared an initial undiscounted cost estimate of $2.8 million for implementing the final order. Accordingly, the Company has recorded a discounted liability relating to the final order implementation costs.

Bloomfield 2005 EPA Compliance Order.  In October 2005, Giant received an Administrative Compliance Order from the EPA in connection with a compliance evaluation inspection at the Bloomfield refinery in 2000 and a follow-up inspection in early 2001. Giant sent waste water from the refinery’s process units through an oil-water separator, a series of aeration ponds that continue the treatment and processing of oily water, and a series of evaporation ponds, before the

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

water was injected into a permitted deep well. The EPA alleged that benzene levels in the aeration ponds exceed permissible RCRA levels. The EPA also alleged that Giant failed to make a RCRA hazardous waste determination in connection with waste water going into the aeration ponds. In May 2006, Giant reached a settlement with EPA in the form of a consent agreement and paid a civil penalty. The settlement requires that Giant make equipment modifications to reduce benzene levels in the waste water coming from the refinery’s process units. The project was completed in October 2007 and we incurred capital expenditures of $3.8 million on this project. Since the settlement does not require any cleanup activities, the Company has not recorded an environmental liability for this matter.

Methyl Butyl Ether (“MTBE”) Litigation

Lawsuits have been filed in numerous states alleging that MTBE, a high octane blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages.

As a result of the acquisition of Giant, certain of the subsidiaries of the Company are defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida, and New Mexico. Due to Giant’s historical operations in New Mexico, including retail sites, there is potentially greater risk in connection with the New Mexico litigation than in the litigation in the Eastern states where Giant has only operated since 2002 and has no retail operations.

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

New Mexico “Hot Fuel” Litigation

In March 2007, a class action lawsuit was filed in New Mexico naming numerous retail suppliers of motor fuel as defendants, including certain subsidiaries of the Company. Among other things, the lawsuit alleges that, by consciously selling motor fuel at a temperature greater than 60° Fahrenheit, the defendants are depriving consumers of the full amount of energy that should be delivered when gasoline is delivered at a cooler temperature. Plaintiffs seek an unspecified amount of damages and also seek to require the defendants to install temperature-adjustment devices at the pumps. Similar class action lawsuits have been filed in several other jurisdictions, and have been consolidated for pretrial proceedings in a single multi-district litigation. The Company intends to vigorously defend this lawsuit. Because potentially applicable factual and legal issues have not been resolved, the Company has yet to determine if a liability is probable and if it can be reasonably estimated. Accordingly, the Company has not recorded a liability for this lawsuit.

Insurance Recoveries

In late 2006, prior to the acquisition of Giant, there were fire incidents at the Yorktown and Gallup refineries that were subject to insurance reimbursements. As of May 31, 2007, $21.7 million in receivables were recorded in purchase accounting for these pending insurance recoveries at Giant.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Yorktown Refinery — September 2006.  A fire occurred at the Yorktown refinery in the processing unit required to produce ultra low sulfur diesel fuel. Repairs to the unit were completed in February 2007. The Company settled this claim in the fourth quarter of 2007. As of December 31, 2007, the Company had received approximately $15.9 million of insurance proceeds related to this fire.

Gallup Refinery — October 2006.  A pump failure in the alkylation unit at the Gallup refinery resulted in a fire at the refinery. Repairs to the affected units were completed and the unit was restarted in December 2006. Giant made a claim under its property insurance coverage, but did not make a claim under its business interruption insurance. A settlement was reached with the insurers pursuant to which the Company was reimbursed approximately $5.8 million, all of which was received as of December 31, 2007.

Union Matters

The International Union of Operating Engineers represents the hourly workforce at the Company’s El Paso refinery and won certification elections in the Four Corners refineries during 2007. The United Steel Workers represent the hourly workforce at the Yorktown refinery. The collective bargaining agreements at El Paso and Yorktown both expire in 2009. The Company is currently negotiating initial agreements at the Four Corners refineries. At December 31, 2007, there were 411 employees represented by the union of a total of 3,550 employees.

Other Matters

The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

Prior to the acquisition by Western, Giant had entered into a long-term crude oil supply agreement with Statoil Marketing and Trading (USA), Inc. (“Statoil”). Giant began taking shipments of this crude oil at its Yorktown refinery in February 2004. The agreement contemplates that Statoil would supply 66 million barrels of crude oil, and as of December 31, 2007, approximately 65% of the contracted volume had been purchased. However, Western recently declared force majeure under this agreement (based on the effects of the crude oil on its plant and equipment) and has only taken nominal shipments of crude oil from Statoil since last fall. The Company is having ongoing discussions with Statoil regarding its declaration of force majeure, but it cannot assure you that Statoil will accept the Company’s position or that a dispute will not ensue.

21.	Concentration of Risk

Significant customers

The Company sells a variety of refined products to a diverse customer base. Chevron was the only external customer accounting for more than 10% of consolidated net sales for 2007. The Company has a five-year offtake agreement with Chevron that expires in August 2008 with certain renewal rights. Trade accounts receivables as of December 31, 2007, include $35.3 million from Chevron. All related revenues have been reported in the Company’s refining segment. The following table summarizes sales percentages for customers accounting for more than 10% of total revenues for 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

Chevron	10.8%	16.7%	18.5%
Phoenix Fuel(1)	4.7	16.7	16.3
PMI	8.3	10.5	9.9

(1)	Phoenix Fuel became a subsidiary of the Company on May 31, 2007, as part of the Giant acquisition. Percentage for 2007 represents sales prior to this date as a percentage of total Company sales for the year. Subsequent to the Giant acquisition, sales to Phoenix Fuel are eliminated in consolidation. Prior to this date, three Giant subsidiaries purchased refined products from the Company in the amounts of $409.1 million, $801.1 million and $664.1 million in 2007, 2006 and 2005, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by product

All sales were domestic sales in the United States, except for sales of gasoline and diesel fuel for export into Mexico. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company, and accounted for approximately 8.3%, 10.5% and 9.9% of consolidated sales in 2007, 2006 and 2005, respectively. The following table summarizes the percentages of all refined product sales to total sales for 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

Refined products:
Gasoline	53.7%	56.1%	59.6%
Diesel Fuel	32.7	33.0	31.8
Jet Fuel	4.2	6.4	6.0
Asphalt	1.8	2.0	0.9
Other	4.6	2.5	1.7

	97.0	100.0	100.0
Lubricants	1.2	—	—
Merchandise and other	1.8	—	—

Total	100.0%	100.0%	100.0%

22.	Operating Leases and Other Commitments

The Company has commitments under various operating leases with initial terms greater than one year for buildings, warehouses, card locks, barges, railcars and other facilities. These leases have terms that will expire on various dates through 2030.

The Company expects that in the normal course of business, these leases will be renewed or replaced by other leases. Certain of the Company’s lease agreements provide for the fair value purchase of the leased asset at the end of lease. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease is recognized on a straight-line basis.

In the normal course of business, the Company also has long-term commitments to purchase services, such as natural gas, electricity, water and transportation services for use by its refineries at market-based rates. The Company also is party to various refined product and crude oil supply and exchange agreements.

In June 2005, Western Refining LP entered into a sulfuric acid regeneration and sulfur gas processing agreement with E.I. du Pont de Nemours (“DuPont”). Under the agreement, Western Refining LP has a long-term commitment to purchase services for use by its El Paso refinery. The first stage of the project was completed in February 2008. The annual commitment for these services will range from $10.0 million to $16.0 million per year over the next 20 years. Prior to this agreement, Western Refining LP incurred direct operating expenses related to sulfuric acid regeneration under a short-term agreement.

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

As a result of the Giant acquisition, a subsidiary of the Company is a party to a ten-year lease agreement for an administrative office building in Scottsdale, Arizona. Also as a result of the Giant acquisition, a subsidiary of the Company is party to an operating lease for an airplane that ends in June 2017.

In November 2007, a subsidiary of the Company entered into a ten-year lease agreement for an office space in downtown El Paso. The building will serve as the Company’s headquarters. In December 2007, a subsidiary of the Company entered into an eleven-year lease agreement for an office building in Tempe, Arizona. The building will centralize the Company’s operational and administrative offices in the Phoenix area.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the Company’s annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands):

2008	$14,294
2009	11,022
2010	9,724
2011	8,673
2012	7,722
2013 and thereafter	42,968

Total rental expense was $10.7 million, $1.3 million, and $0.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. Contingent rentals and subleases were not significant in any year.

23.	Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2007
	Quarter
	First	Second(1)	Third	Fourth
	(In thousands, except per share data)

Operating revenues	$994,019	$1,659,154	$2,232,890	$2,418,969
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	844,147	1,312,110	1,977,070	2,242,373
Direct operating expenses (exclusive of depreciation and amortization)	46,543	75,205	125,381	135,561
Selling, general and administrative expenses	10,029	17,777	27,783	21,761
Maintenance turnaround expense	—	—	13,665	2,282
Depreciation and amortization	4,409	12,500	21,896	25,388

Total operating costs and expenses	905,128	1,417,592	2,165,795	2,427,365

Operating income (loss)	88,891	241,562	67,095	(8,396)
Interest income	4,205	5,970	6,599	2,078
Interest expense	(309)	(9,189)	(22,476)	(21,869)
Amortization of loan fees	(125)	(289)	(750)	(748)
Loss on early extinguishment of debt	—	—	(774)	—
Gain (loss) from derivative activities	(2,016)	(8,543)	9,106	(8,470)
Other income (expense), net	(1)	(970)	193	(271)

Income (loss) before income taxes	90,645	228,541	58,993	(37,676)
Provision for income taxes	(28,079)	(73,590)	(12,371)	12,148

Net income (loss)	$62,566	$154,951	$46,622	$(25,528)

Basic earnings (loss) per common share	$0.93	$2.31	$0.69	$(0.38)

Diluted earnings (loss) per common share	$0.93	$2.29	$0.69	$(0.38)

Certain reclassifications, which the Company determined to be immaterial, have been made to conform to the fourth quarter presentation.

(1)	Effective May 31, 2007, the Company acquired Giant.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share data)

Operating revenues	$881,484	$1,156,459	$1,174,071	$987,369
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	812,565	973,776	1,015,931	850,736
Direct operating expenses (exclusive of depreciation and amortization)	37,554	43,359	44,513	46,303
Selling, general and administrative expenses	7,095	9,090	9,640	11,218
Maintenance turnaround expense	22,196	—	—	—
Depreciation and amortization	1,829	3,624	3,858	4,313

Total operating costs and expenses	881,239	1,029,849	1,073,942	912,570

Operating income (loss)	245	126,610	100,129	74,799
Interest income	1,701	2,195	3,020	3,904
Interest expense	(1,088)	(362)	(397)	(320)
Amortization of loan fees	(125)	(125)	(125)	(125)
Write-off of unamortized loan fees	(1,961)	—	—	—
Gain (loss) from derivative activities	3,591	(1,606)	5,452	1,180
Other income (expense), net	22	(57)	574	22

Income (loss) before income taxes	2,385	126,655	108,653	79,460
Provision for income taxes	(22,130)	(40,151)	(21,554)	(28,538)

Net income (loss)	$(19,745)	$86,504	$87,099	$50,922

Basic earnings (loss) per common share	$(0.32)	$1.30	$1.31	$0.76

Diluted earnings (loss) per common share	$(0.32)	$1.29	$1.30	$0.76

Certain reclassifications, which the Company determined to be immaterial, have been made to conform to the fourth quarter presentation.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007 (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.  Included herein under the caption “Management Report on Internal Control Over Financial Reporting” on page 53 of this report.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required in this Part III is incorporated by reference to Western Refining, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2008 Definitive Proxy Statement under the heading “Election of Directors, Executive Compensation and Other Information.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2008 Definitive Proxy Statement under the heading “Executive Compensation and Other Information.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2008 Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans

(c)
Number of
securities
	(a)		remaining available
	Number of		for future issuance
	securities to be	(b)	under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by
security holders	—	—	2,831,306
Equity compensation plans not approved by
security holders	—	—	—

Total	—	—	2,831,306

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2008 Definitive Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2008 Definitive Proxy Statement under the heading “Proposal 2: Ratification of Independent Auditor.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements:

See Index to Financial Statements included in Item 8.

(b) The following exhibits are filed herewith (or incorporated by reference herein):

Number		Exhibit Title

1.1		Contribution Agreement, dated January 24, 2006, by and among the Company, Refinery Company, L.C., RHC Holdings, L.P., Western Refining GP, LLC, Western Refining LP, LLC, WRC Refining Company and Western Refining Company, L.P. (“Western Refining LP”). (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
2.1		Agreement and Plan of Merger, dated August 26, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2006).
2.2		Amendment No. 1 to the Agreement and Plan of Merger, dated November 12, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).
3.1		Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006)
3.2		Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006)
4.1		Specimen of Company Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))
4.2		Registration Rights Agreement, dated January 24, 2006, by and between the Company and each of the stockholders listed on the signature pages thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.1†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Paul L. Foster. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.1.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.1, dated December 28, 2006. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721))
10	.2†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Jeff A. Stevens. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.2.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.2, dated December 28, 2006. (Incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721))
10	.3†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Scott D. Weaver. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.3.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.4, dated December 28, 2006. (Incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721))
10	.3.2*	Letter of Termination of Employment Agreement dated December 31, 2007, between Western Refining GP, LLC and Scott D. Weaver.

Number		Exhibit Title

10	.4†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Gary R. Dalke. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.5†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Lowry Barfield. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10.6		Term Loan Credit Agreement, dated May 31, 2007, among Western Refining, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007 (SEC File No. 001-32721))
10.7		Revolving Credit Agreement, dated May 31, 2007, among Western Refining, Inc., Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007 (SEC File No. 001-32721))
10	.8†	Form of Indemnification Agreement, by and between the Company and each director and officer of the Company party thereto. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10.9		Operating Agreement, dated May 6, 1993, by and between Western Refining LP and Chevron U.S.A. Inc. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10.10		Purchase and Sale Agreement, dated May 29, 2003, by and among Chevron U.S.A. Inc., Chevron Pipe Line Company, Western Refining LP and Kaston Pipeline Company, L.P. (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10.11		Lease Agreement, dated October 24, 2005, by and between Western Refining LP and Transmountain Oil Company, L.C. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10	.12†	RHC Holdings, L.P. Long-Term Unit Equity Appreciation Rights Plan, dated August 25, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10	.13†	RHC Holdings, L.P. Long-Term Equity Appreciation Rights Award, dated August 25, 2003, by and between Gary R. Dalke and RHC Holdings, L.P. (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10	.14†	Long-Term Equity Appreciation Rights Award Amendment Agreement, dated November 9, 2005, by and between Gary R. Dalke, RHC Holdings, L.P., the Company and Western Refining LP. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))
10	.15†	Long-Term Equity Appreciation Rights Award Second Amendment Agreement, dated December 31, 2005, by and between Gary R. Dalke, the Company and Western Refining LP. (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 3, 2006 (SEC File No. 333-128629))
10	.16†	Long-Term Equity Appreciation Rights Awards Third Amendment Agreement, dated December 22, 2006, by and between Gary R. Dalke and, the Company and Western Refining LP. (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007).
10	.17†	Western Refining Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006)
10	.18†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))
10	.19†	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))
10.20		Letter Agreement, dated June 24, 2005, by and between Western Refining Company, L.P. and Ascarate Group LLP. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10.21		Promissory Note, dated June 24, 2005, by Ascarate Group LLP in favor of Western Refining LP. (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10	.22†	Summary of Compensation for Non-Employee Directors (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))

Number		Exhibit Title

10.23		Form of Time Share Agreement, dated November 20, 2004, by and between Western Refining LP and the persons parties thereto. (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))
10.24		Consulting and Non-Competition Agreement, dated August 26, 2006, by and between the Company and Fred L. Holliger. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2006).
10	.25†	Employment agreement, effective August 28, 2006, made by and between Western Refining GP, LLC and Mark J. Smith. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2006).
10.26		Non-Exclusive Aircraft Lease Agreement, dated October 3, 2006, by and between Western Refining LP and Franklin Mountain Assets LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2006)
10.27		Amendment No. 1 to the Consulting and Non-Competition Agreement, dated November 12, 2006, by and between Western Refining, Inc. and Fred L. Holliger. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006)
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Ernst & Young LLP, dated February 29, 2008.
31	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

(c) All financial statement schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

The Company’s 2007 Annual Report is available upon request. Stockholders of the Company may obtain a copy of any exhibits to this Form 10-K at a charge of $0.10 per page. Requests should be made to: Investor Relations, Western Refining, Inc., 123 W. Mills Ave., Suite 200, El Paso, Texas 79901.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN REFINING, INC.

By: /s/ Paul L. Foster
Name:     Paul L. Foster

Title:	President and Chief Executive Officer
Date:	February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul L. Foster Paul L. Foster	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ Gary R. Dalke Gary R. Dalke	Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ Jeff A. Stevens Jeff A. Stevens	Executive Vice President and Director	February 29, 2008

/s/ Scott D. Weaver Scott D. Weaver	Vice President and Director	February 29, 2008

/s/ William R. Jewell William R. Jewell	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/s/ Carin M. Barth Carin M. Barth	Director	February 29, 2008

/s/ L. Frederick Francis L. Frederick Francis	Director	February 29, 2008

/s/ Brian J. Hogan Brian J. Hogan	Director	February 29, 2008

/s/ William D. Sanders William D. Sanders	Director	February 29, 2008

/s/ Ralph A. Schmidt Ralph A. Schmidt	Director	February 29, 2008

Exhibit Index

Number		Exhibit Title

1.1		Contribution Agreement, dated January 24, 2006, by and among the Company, Refinery Company, L.C., RHC Holdings, L.P., Western Refining GP, LLC, Western Refining LP, LLC, WRC Refining Company and Western Refining Company, L.P. (“Western Refining LP”). (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
2.1		Agreement and Plan of Merger, dated August 26, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2006).
2.2		Amendment No. 1 to the Agreement and Plan of Merger, dated November 12, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).
3.1		Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006)
3.2		Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006)
4.1		Specimen of Company Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))
4.2		Registration Rights Agreement, dated January 24, 2006, by and between the Company and each of the stockholders listed on the signature pages thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.1†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Paul L. Foster. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.1.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.1, dated December 28, 2006. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721))
10	.2†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Jeff A. Stevens. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.2.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.2, dated December 28, 2006. (Incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721))
10	.3†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Scott D. Weaver. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.3.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.4, dated December 28, 2006. (Incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721))
10	.3.2*	Letter of Termination of Employment Agreement dated December 31, 2007, between Western Refining GP, LLC and Scott D. Weaver.
10	.4†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Gary R. Dalke. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.5†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Lowry Barfield. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10.6		Term Loan Credit Agreement, dated May 31, 2007, among Western Refining, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007 (SEC File No. 001-32721))
10.7		Revolving Credit Agreement, dated May 31, 2007, among Western Refining, Inc., Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007 (SEC File No. 001-32721))
10	.8†	Form of Indemnification Agreement, by and between the Company and each director and officer of the Company party thereto. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

Number		Exhibit Title

10.9		Operating Agreement, dated May 6, 1993, by and between Western Refining LP and Chevron U.S.A. Inc. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10.10		Purchase and Sale Agreement, dated May 29, 2003, by and among Chevron U.S.A. Inc., Chevron Pipe Line Company, Western Refining LP and Kaston Pipeline Company, L.P. (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10.11		Lease Agreement, dated October 24, 2005, by and between Western Refining LP and Transmountain Oil Company, L.C. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10	.12†	RHC Holdings, L.P. Long-Term Unit Equity Appreciation Rights Plan, dated August 25, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10	.13†	RHC Holdings, L.P. Long-Term Equity Appreciation Rights Award, dated August 25, 2003, by and between Gary R. Dalke and RHC Holdings, L.P. (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10	.14†	Long-Term Equity Appreciation Rights Award Amendment Agreement, dated November 9, 2005, by and between Gary R. Dalke, RHC Holdings, L.P., the Company and Western Refining LP. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))
10	.15†	Long-Term Equity Appreciation Rights Award Second Amendment Agreement, dated December 31, 2005, by and between Gary R. Dalke, the Company and Western Refining LP. (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 3, 2006 (SEC File No. 333-128629))
10	.16†	Long-Term Equity Appreciation Rights Awards Third Amendment Agreement, dated December 22, 2006, by and between Gary R. Dalke and, the Company and Western Refining LP. (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007).
10	.17†	Western Refining Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006)
10	.18†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))
10	.19†	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))
10.20		Letter Agreement, dated June 24, 2005, by and between Western Refining Company, L.P. and Ascarate Group LLP. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10.21		Promissory Note, dated June 24, 2005, by Ascarate Group LLP in favor of Western Refining LP. (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10	.22†	Summary of Compensation for Non-Employee Directors (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629))
10.23		Form of Time Share Agreement, dated November 20, 2004, by and between Western Refining LP and the persons parties thereto. (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629))
10.24		Consulting and Non-Competition Agreement, dated August 26, 2006, by and between the Company and Fred L. Holliger. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2006).
10	.25†	Employment agreement, effective August 28, 2006, made by and between Western Refining GP, LLC and Mark J. Smith. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2006).
10.26		Non-Exclusive Aircraft Lease Agreement, dated October 3, 2006, by and between Western Refining LP and Franklin Mountain Assets LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2006)
10.27		Amendment No. 1 to the Consulting and Non-Competition Agreement, dated November 12, 2006, by and between Western Refining, Inc. and Fred L. Holliger. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006)

Number		Exhibit Title

21	.1*	Subsidiaries of the Company.
23	.1*	Consent of Ernst & Young LLP, dated February 29, 2008.
31	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

(c) All financial statement schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

The Company’s 2007 Annual Report is available upon request. Stockholders of the Company may obtain a copy of any exhibits to this Form 10-K at a charge of $0.10 per page. Requests should be made to: Investor Relations, Western Refining, Inc., 123 W. Mills Ave., Suite 200, El Paso, Texas 79901.