Form 10-Q
period 2008-03-31
Western Refining, Inc.
filed 2008-05-12
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32721
WESTERN REFINING, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3472415
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

123 W. Mills Ave., Suite 200	79901
El Paso, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (915) 534-1400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
As of May 2, 2008, there were 68,323,281 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Forward-Looking Statements
     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled Part I. — Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II. — Item 1. “Legal Proceedings” relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources, our working capital requirements, our ability to raise additional funds through certain financings and to obtain amendments to our credit facilities, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational or refinery efficiencies and cost savings, future refining capacity, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures and future contributions related to pension and post-retirement obligations, our ability to manage our inventory price exposure through commodity derivative instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
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
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	our ability to realize the synergies from the Giant Industries, Inc., or Giant, acquisition;

•	our ability to successfully integrate the operations and employees of Giant and the timing of such integration;

•	higher than expected costs or expenses relating to the Giant acquisition;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	conditions in the capital markets;

•	our ability to raise additional funds for our working capital needs in the public or private debt or equity markets;

•	adverse changes in our crude oil suppliers’ view as to our creditworthiness;

•	changes in general economic conditions;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	an adverse result in the lawsuit brought against our subsidiary, Western Refining Yorktown, Inc., by Statoil Marketing and Trading (USA), Inc. regarding our declaration of force majeure under our crude oil supply agreement with them;

•	changes in crack spreads;

•	changes in the sweet/sour spread;

•	changes in the spread between West Texas Intermediate, or WTI, crude oil and Dated Brent crude oil;

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors;

ii

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, safety, tax and other laws, policies and regulations and enforcement initiatives;

•	rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism and other matters beyond our control; and

•	other factors discussed in more detail under Part I. — Item 1A. “Risk Factors” in our Annual report on Form 10-K for the year ended December 31, 2007, or 2007 10-K, which are incorporated herein by this reference, and in Part II.—Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q.
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

iii

Part I
Financial Information
Item 1. Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$40,326	$289,565
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $995 and $1,675, respectively	478,036	418,892
Inventories	529,734	598,672
Prepaid expenses	18,239	31,582
Other current assets	111,139	98,441

Total current assets	1,177,474	1,437,152
Property, plant, and equipment, net	1,772,887	1,726,227
Goodwill	299,552	299,552
Other assets, net of amortization	96,829	96,785

Total assets	$3,346,742	$3,559,716

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$728,149	$644,992
Accrued liabilities	107,017	107,755
Dividends payable	—	4,083
Current deferred income tax liability, net	45,622	45,960
Current portion of long-term debt	13,000	13,000

Total current liabilities	893,788	815,790

Long-term liabilities:
Long-term debt, net of current portion	1,330,250	1,570,500
Deferred income tax liability, net	327,717	341,424
Postretirement and other liabilities	90,244	75,517

Total long-term liabilities	1,748,211	1,987,441

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 68,382,776 and 68,105,132 shares issued, respectively	677	679
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	369,509	366,071
Retained earnings	377,038	417,439
Accumulated other comprehensive loss, net of tax	(21,721)	(8,056)
Treasury stock, 639,520 and 566,235 shares, respectively, at cost	(20,760)	(19,648)

Total stockholders’ equity	704,743	756,485

Total liabilities and stockholders’ equity	$3,346,742	$3,559,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$2,551,071	$994,019
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,402,846	844,147
Direct operating expenses (exclusive of depreciation and amortization)	132,850	46,543
Selling, general and administrative expenses	29,629	10,029
Maintenance turnaround expense	955	—
Depreciation and amortization	25,597	4,409

Total operating costs and expenses	2,591,877	905,128

Operating income (loss)	(40,806)	88,891
Other income (expense):
Interest income	571	4,205
Interest expense	(18,564)	(309)
Amortization of loan fees	(825)	(125)
Loss from derivative activities	(2,481)	(2,016)
Other income (expense)	992	(1)

Income (loss) before income taxes	(61,113)	90,645
Provision for income taxes	20,712	(28,079)

Net income (loss)	$(40,401)	$62,566

Net earnings (loss) per share:
Basic	$(0.60)	$0.93
Diluted	$(0.60)	$0.93

Weighted average common shares outstanding:
Basic	67,580	66,939
Diluted	67,580	67,413

Cash dividends declared per share	$—	$0.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(40,401)	$62,566
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,597	4,409
Amortization of loan fees	825	125
Stock-based compensation expense	3,780	3,839
Deferred income taxes	(6,458)	2,364
Excess tax benefit from stock-based compensation	—	(1,931)
Changes in operating assets and liabilities:
Accounts receivable	(59,144)	(998)
Inventories	68,938	15,606
Prepaid expenses	13,343	618
Other assets	(13,088)	(929)
Accounts payable	83,157	(26,462)
Accrued liabilities	(738)	11,640
Postretirement and other long-term liabilities	(7,169)	(2,776)

Net cash provided by operating activities	68,642	68,071

Cash flows from investing activities:
Capital expenditures	(70,553)	(22,783)
Escrow deposit and costs related to the Giant acquisition	—	(2,393)

Net cash used in investing activities	(70,553)	(25,176)

Cash flows from financing activities:
Payments on term loan	(3,250)	—
Revolving credit facility, net	(237,000)	—
Deferred financing costs	(1,883)	—
Dividends paid	(4,083)	(2,730)
Repurchases of common stock	(1,112)	(3,575)
Excess tax benefit from stock-based compensation	—	1,931

Net cash used in financing activities	(247,328)	(4,374)

Net increase (decrease) in cash and cash equivalents	(249,239)	38,521
Cash and cash equivalents at beginning of period	289,565	263,165

Cash and cash equivalents at end of period	$40,326	$301,686

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Income taxes	$148	$23
Interest	7,760	309
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$(40,401)	$62,566

Other comprehensive income (loss) items:
Defined benefit plans:
Reclassification of losses to income, net of tax of $73 and $72, respectively	131	130
Change in fair value of interest rate swap, net of tax of $(7,659)	(13,796)	—

Other comprehensive income (loss), net of tax	(13,665)	130

Comprehensive income (loss)	$(54,066)	$62,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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
     The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and operates four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day (“bpd”). In addition to the Company’s 128,000 bpd refinery in El Paso, Texas, the Company also owns and operates a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix, Arizona; Tucson, Arizona; Albuquerque; and El Paso. As of March 31, 2008, the Company also owned and operated 155 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and a wholesale petroleum products distributor, which operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     The Company’s operations include three business segments: the refining group, the retail group and the wholesale group. Prior to the Giant acquisition, the Company operated as one business segment. See Note 4, “Segment Information” for a further discussion of the Company’s business segments.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, oxygenate is added to the gasoline in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which in the Southwest region of the United States is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes, and heating oil in the Northeast.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     The Condensed Consolidated Balance Sheet at December 31, 2007, has been derived from the audited financial statements of the Company at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).
     The condensed consolidated financial statements include the accounts of Western Refining, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
2. Summary of Accounting Policies
     Financial Instruments and Fair Value. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. In February 2008, the Financial Accounting Standards Board (“FASB”) decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, the Company’s adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of the Company’s derivative contracts and interest rate swap. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or results of operations, and had no impact on methodologies used by the Company in measuring fair value of its financial assets and liabilities. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption in 2009.
     The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 159 did not have an effect on the Company’s financial condition or results of operations as the Company did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for its financial instruments is expected to be limited.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations that the acquisition date is on or after the beginning of the first annual reporting period that begins on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of SFAS No. 141R on the Company’s financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for the Company beginning January 1, 2009. The principal impact from this standard will be to require the Company to expand its disclosures regarding its derivative instruments.
     On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). The guidance is intended to improve the consistency between the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other guidance under GAAP. The Company is currently evaluating the potential impact, if any, of FSP No. 142-3 on the Company’s financial position and results of operations.
3. Acquisition of Giant Industries, Inc.
     On May 31, 2007, the Company completed the acquisition of Giant. Under the terms of the merger agreement, Western acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash. The purchase price of $1,149.2 million was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In connection with the acquisition, the Company borrowed an additional $275.0 million in July 2007 when it paid off and retired Giant’s 8% and 11% Senior Subordinated Notes. See Note 13, “Long-Term Debt.”
     Giant’s operations include three crude oil refineries, a crude oil transportation and gathering pipeline system, two finished products distribution terminals, a fleet of crude oil and finished product truck transports, a chain of retail service station/convenience stores, wholesale petroleum products distribution facilities and a 16-inch crude oil transportation pipeline.
     The purchase price of the transaction has been allocated to the assets acquired and liabilities assumed based upon their fair values on the closing date of May 31, 2007. The estimated fair values of those assets and liabilities were as follows:

Net working capital	$198,713
Property, plant, and equipment	1,257,826
Intangible assets	73,241
Goodwill	299,552
Other assets	7,695
Long-term debt assumed	(298,725)
Deferred income taxes (non-current)	(321,135)
Other liabilities	(67,978)

Total purchase price	$1,149,189

     The Company believes that the Giant acquisition resulted in the recognition of goodwill primarily due to Giant’s industry position, management strength, and business growth potential.
     The Condensed Consolidated Statements of Operations include the results of Giant’s operations for the three months ended March 31, 2008. The following unaudited pro forma information assumes that (i) the acquisition of Giant occurred on January 1, 2007, (ii) $1,125.0 million was borrowed to fund the Giant acquisition on January 1, 2007 and $50.0 million of existing Giant revolving credit debt was repaid on that date, (iii) depreciation and amortization expense was greater beginning January 1, 2007, for the increased estimated fair values of assets acquired as of that date, and (iv) income tax expense was less as a result of the increased depreciation, amortization, and interest expense.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Proforma
Three Months
Ended
March 31, 2007
Net sales	$1,800,166
Operating income	99,262
Net income	53,008

Basic earnings per share	$0.79
Diluted earnings per share	0.79
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
4. Segment Information
     The Company is organized into three operating segments based on manufacturing and marketing criteria and the nature of their products and services, their production processes, and their types of customers. These segments are the refining group, the wholesale group and the retail group. A description of each segment and its principal products follows:
     Refining Group. The Company’s refining group operates four refineries: one in El Paso, Texas (the El Paso refinery); two in the Four Corners region of Northern New Mexico, one near Gallup and one in Bloomfield (the Four Corners refineries); and one near Yorktown, Virginia (the Yorktown refinery). The refining group also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, two finished products distribution terminals and four asphalt distribution terminals. The four refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. The Company also acquires finished products through exchange agreements and from various third-party suppliers. The Company sells these products through its own service stations, its own wholesale group, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. The Company purchases crude oil, other feedstocks, and blending components from various suppliers.
     Retail Group. The Company’s retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s refining and or wholesale groups supply the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and food products from various suppliers. At March 31, 2008, the Company’s retail group operated 155 service stations with convenience stores or kiosks located in Arizona, New Mexico and Colorado.
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
     Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold, direct operating expenses, selling, general and administrative expenses, maintenance turnaround expense, and depreciation and amortization. Cost of products sold reflects current costs adjusted, where appropriate,

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
for last-in, first-out (“LIFO”) and lower of cost or market inventory adjustments. Intersegment revenues are reported at prices that approximate market.
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
     Disclosures regarding the Company’s reportable segments with a reconciliation to consolidated totals for the three months ended March 31, 2008 and 2007, are presented below. Prior to May 31, 2007, the Company operated as one business segment and all sales were derived from external customers.

	For the Three Months Ended March 31, 2008
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,957,593	$179,159	$414,319	$—	$2,551,071
Intersegment revenues (1)	605,543	10,250	61,256	—	—
Depreciation and amortization	22,053	1,886	1,156	502	25,597
Capital expenditures	64,915	2,728	2,292	618	70,553

Operating income (loss)	(28,253)	(129)	3,039	(15,463)	(40,806)
Other income (expense), net					(20,307)

Loss before income taxes					$(61,113)

Total assets, excluding goodwill, at March 31, 2008	$2,555,188	$173,612	$204,074	$114,316	$3,047,190
Goodwill	248,343	27,610	23,599	—	299,552

Total assets at March 31, 2008	$2,803,531	$201,222	$227,673	$114,316	$3,346,742

(1)	Intersegment revenues of $677.0 million have been eliminated in consolidation.

	For the Three Months Ended March 31, 2007
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$994,019	$—	$—	$—	$994,019
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	4,409	—	—	—	4,409
Capital expenditures	22,783	—	—	—	22,783

Operating income (loss)	96,208	—	—	(7,317)	88,891
Other income (expense), net					1,754

Income before income taxes					$90,645

Total assets at March 31, 2007	$621,575	$—	$—	$331,814	$953,389

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
5. Fair Value Measurement
     As discussed in Note 2 above, the Company adopted SFAS No. 157 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. The adoption of SFAS No. 157 was limited to financial assets and liabilities, which primarily relates to the Company’s derivative contracts and interest rate swap.
     The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
     SFAS No. 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
     The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and the basis for that measurement:

		Quoted Prices in
		Active Markets for		Significant
	Fair Value	Identical Assets or	Significant Other	Unobservable
	Measurement at	Liabilities	Observable Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Derivative assets	$566	$—	$566	$—
Financial liabilities:
Derivative liabilities	3,721	—	3,721	—
Interest rate swap	21,455	—	21,455	—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
6. Inventories
     Inventories were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Refined products (1)	$274,991	$308,603
Crude oil and other raw materials	228,468	262,809
Lubricants	15,376	15,750
Convenience store merchandise	10,899	11,510

Inventories	$529,734	$598,672

(1)	Includes $10.6 million and $24.0 million of inventory valued using the FIFO valuation method at March 31, 2008 and December 31, 2007, respectively.
     The Company determines market value inventory adjustments by evaluating crude oil and refined products inventory on an aggregate basis by geographic region using primarily the LIFO valuation method. The Company estimates the interim LIFO reserve based on the expected year-end inventory volumes due to fluctuations in inventory. The excess of the current cost of inventories over LIFO cost was $338.3 million at March 31, 2008, and $256.1 million at December 31, 2007. The change in the LIFO reserve from December 31, 2007, decreased earnings per diluted share by $0.80 for the first quarter of 2008.
     During the first quarter of 2008, the Company recorded LIFO liquidations caused by permanent decreased levels in inventories that are consistent with the Company’s expectations of year-end inventory levels of certain finished products. The effect of these liquidations increased gross profit by $3.1 million, net income by $2.0 million and earnings per diluted share by $0.03 for the quarter ended March 31, 2008. There were no LIFO liquidations during the first quarter of 2007. LIFO cost per barrel of the Company’s refined products and crude oil and other raw materials inventories as of March 31, 2008 and December 31, 2007 is shown below:

	March 31, 2008			December 31, 2007
	(In thousands, except cost per barrel)
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
Refined products	3,638	$264,395	$72.68	3,907	$284,621	$72.85
Crude oil and other raw materials	4,599	228,468	49.68	4,848	262,809	54.21

	8,237	$492,863	59.84	8,755	$547,430	62.53

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
7. Other Current Assets
     Other current assets were as follows:

	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Income tax receivable	$78,243	$64,187
Materials and chemicals inventories	27,017	22,636
SWAP contracts receivable	4,113	10,429
Spare parts inventories	935	859
Other	831	330

Other current assets	$111,139	$98,441

8. Property, Plant, and Equipment
     Property, plant and equipment were as follows:

	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Refinery facilities and related equipment	$1,430,225	$1,245,323
Pipelines, terminals and transportation equipment	99,692	98,945
Retail and wholesale facilities and related equipment	154,019	151,202
Other	8,531	8,525
Construction in progress	185,893	306,228

	1,878,360	1,810,223
Accumulated depreciation	(105,473)	(83,996)

Property, plant and equipment, net	$1,772,887	$1,726,227

     The Company capitalized $3.0 million of interest expense for the three months ended March 31, 2008. No interest was capitalized for the three months ended March 31, 2007.
9. Asset Retirement Obligations (AROs)
     The Company accounts for AROs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). The estimated fair value of the ARO is based on the estimated current cost escalated by an inflation rate and discounted using a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until the Company settles the liability. The legally restricted assets that are set aside for purposes of settling ARO liabilities were $0.4 million as of March 31, 2008 and December 31, 2007, and are included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheet. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.
     During the first quarter of 2008, the Company completed the construction of an overhead bridge that provides piping and conduit interconnection between the south side and the north side of the El Paso refinery. The Company is legally obligated to dismantle the bridge at the end of its useful life, therefore, an ARO was recorded during the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
first quarter of 2008. The following table reconciles the beginning and ending aggregate carrying amount of the Company’s AROs for the three months ended March 31, 2008:

March 31,
2008
(In thousands)
Liability at beginning of year	$4,021
Liabilities incurred	641
Liabilities settled	—
Accretion expense	70

Liability at end of period	$4,732

10. Goodwill and Other Intangible Assets
     The Company had goodwill of $299.6 million at March 31, 2008, and December 31, 2007. This goodwill is not deductible for income tax reporting purposes. The Company has elected July 1 as its annual goodwill impairment test for all of its reporting units. In accordance with SFAS No. 142, Goodwill and other Intangible Assets, the Company does not amortize goodwill for financial reporting purposes. In addition, goodwill of a reporting unit is tested for impairment if any events and circumstances arise during a quarter that indicate goodwill of a reporting unit might be impaired. The risk of goodwill and other intangible asset impairment losses may increase to the extent the Company’s market capitalization, results of operations or cash flows decline. Impairment losses may result in a material, non-cash write-down of goodwill or other intangible assets. Furthermore, impairment losses could have a material adverse effect on the Company’s results of operations and shareholders’ equity.
     A summary of intangible assets that are included in “Other Assets” in the Condensed Consolidated Balance Sheet is presented in the table below:

	March 31, 2008			December 31, 2007
	Gross		Net	Gross		Net	Weighted Average
	Carrying	Accumulated	Carrying	carrying	Accumulated	Carrying	Amortization Period
	Value	Amortization	Value	Value	Amortization	Value	(Years)
			(In thousands)
Amortizable assets:
Licenses and permits	$40,109	$(3,082)	$37,027	$40,109	$(2,269)	$37,840	12.2
Paid-up technology	9,600	(623)	8,977	9,600	(437)	9,163	13.0
Customer relationships	3,300	(183)	3,117	3,300	(124)	3,176	15.0
Right-of-ways	803	(39)	764	803	(29)	774	19.9
Other	915	(66)	849	915	(46)	869	12.0

	54,727	(3,993)	50,734	54,727	(2,905)	51,822

Unamortizable assets:
Trademarks	5,300	—	5,300	5,300	—	5,300
Liquor licenses	15,298	—	15,298	14,872	—	14,872

	$75,325	$(3,993)	$71,332	$74,899	$(2,905)	$71,994

     Intangible asset amortization expense for the three months ended March 31, 2008 was $1.1 million based upon estimated useful lives ranging from 12 to 20 years. Intangible asset amortization for the three months ended March 31, 2007, was not significant. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows (in thousands):

2008 remainder	$3,298
2009 — 2013	21,930

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
11. Other Assets, Net of Amortization
     Other assets, net of amortization, consisted of the following:

	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Intangible assets, other than goodwill	$71,332	$71,994
Unamortized loan fees	17,946	16,889
Other	7,551	7,902

Other assets, net of amortization	$96,829	$96,785

12. Accrued Liabilities
     Accrued liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Excise taxes	$35,223	$38,122
Payroll and related costs	30,378	30,860
Accrued interest	12,930	—
Environmental reserve	9,264	12,582
Property taxes	6,780	14,157
Other	12,442	12,034

Total	$107,017	$107,755

13. Long-Term Debt
     The Company’s long-term debt consisted of the following:

	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Term Loan	$1,290,250	$1,293,500
2007 Revolving Credit Agreement	53,000	290,000

Total long-term debt	1,343,250	1,583,500
Current portion of long-term debt	(13,000)	(13,000)

Long-term debt, net of current portion	$1,330,250	$1,570,500

     Term Loan Credit Agreement. On May 31, 2007, in connection with the acquisition of Giant, the Company entered into a Term Loan Credit Agreement (“Term Loan Agreement”) with a group of banks. The Term Loan Agreement has a maturity date of May 30, 2014. The Term Loan Agreement provides for loans of up to $1,400.0 million, of which $1,125.0 million was borrowed on May 31, 2007, to fund the acquisition, and $275.0 million was borrowed on July 5, 2007, to pay off Giant’s 11% Senior Subordinated Notes and 8% Senior Subordinated Notes (together the “Senior Subordinated Notes”). The Term Loan Agreement provides for principal payments of 0.25% of the original principal amount of the loan on a quarterly basis ($13.0 million annually for the next six years with the remaining balance due on the maturity date).

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
     The Term Loan Agreement, which is secured by the Company’s fixed assets, including its refineries, was used to finance the Giant acquisition and for related transaction expenses. The Term Loan Agreement provides for a commitment fee of 0.75% per annum on the unused portion. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.75%. The interest rate at March 31, 2008, was 4.99%. The average interest rate for the three months ended March 31, 2008, was 5.53%. The Company made principal payments on the Term Loan of $106.5 million in 2007 and $3.3 million in the first quarter of 2008. The Term Loan Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage. The minimum interest coverage ratio (as defined therein) is 2.50 to 1.00 through June 30, 2009, at which time it is increased to 2.75 to 1.00. The maximum leverage ratio (as defined therein) is 4.00 to 1.00 through June 30, 2009, at which time it is reduced to 3.75 to 1.00. See Note 21, “Contingencies” for a further discussion of these financial covenants.
     Interest rate swap. On January 31, 2008, the Company entered into an amortizing LIBOR interest rate swap to manage the variability of cash flows related to the interest payments for the variable-rate term loan. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in LIBOR on the principal of the variable-rate term loan. The notional amount of the swap is $1.0 billion in year one, $750.0 million in year two, $500.0 million in year three, and $250.0 million in year four. The LIBOR interest rate is fixed at 3.645% for the life of the swap, which matures on January 31, 2012. The Company designated this receive-variable and pay-fixed swap as a cash flow hedge. The Company evaluates the effectiveness of the cash flow hedge derivative on a quarterly basis. During the first quarter of 2008, the hedge was highly effective. The interest rate swap had a negative fair value of $21.5 million at March 31, 2008. This value was determined in accordance with SFAS No. 157 using level 2 observable inputs and approximates the net loss that would have been realized if the hedge contract had been settled at March 31, 2008. At each period end, changes in the fair value of the interest rate swap are reflected in other long-term liabilities and the gain or loss resulting from the change in fair value from period to period is deferred and included as a component of other comprehensive income.
     2007 Revolving Credit Agreement. On May 31, 2007, the Company also entered into a Revolving Credit Agreement (the “2007 Revolving Credit Agreement”) with a group of banks. The 2007 Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of the Company and its subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. On February 19, 2008, the Company exercised its option to increase the borrowing capacity under the 2007 Revolving Credit Agreement from $500 million to $800 million. As of March 31, 2008, the Company had net availability of $601.4 million due to $145.6 million in letters of credit outstanding and $53.0 million in direct borrowings. On May 9, 2008, the Company had $524.8 million in letters of credit and $15.0 million in direct borrowings outstanding.
     The 2007 Revolving Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum, subject to adjustment based upon the Company’s consolidated leverage ratio, and letter of credit fees ranging from 1.25% to 2.00% per annum payable quarterly, subject to adjustment based upon the Company’s consolidated leverage ratio. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.25% to 2.00%, subject to adjustment based upon the Company’s consolidated leverage ratio. Borrowing rates are initially based on PRIME plus 0.75% or LIBOR plus 1.50%, as elected, subject to adjustment based on the leverage ratio. The interest rate at March 31, 2008, was 6.0%. In addition to the borrowing base limitations, availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. The 2007 Revolving Credit Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage. The minimum interest coverage ratio (as defined therein) is 2.50 to 1.00 through June 30, 2009, at which time it is increased to 2.75 to 1.00. The maximum leverage ratio (as defined therein) is 4.00 to 1.00 through June 30, 2009, at which time it is reduced to 3.75 to 1.00. See Note 21, “Contingencies” for a further discussion of these financial covenants.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
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
Letters of Credit
     The 2007 Revolving Credit Agreement provides for the issuance of letters of credit. The Company obtains letters of credit and cancels them on a monthly basis depending upon its needs. At March 31, 2008, there were $145.6 million of irrevocable letters of credit outstanding primarily issued to crude oil suppliers. On May 9, 2008, the Company had $524.8 million in letters of credit and $15.0 million in direct borrowings outstanding.
14. Income Taxes
     The effective tax rate for the three months ended March 31, 2008 was 33.9%, as compared to the federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel, the manufacturing activities deduction and the Company’s estimated annual taxable income.
     The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. The Company has recorded a liability of $5.5 million, including interest and penalties of $0.3 million, for unrecognized tax benefits, of which $0.5 million would affect the Company’s effective tax rate if recognized. The tax years 2004-2007 remain open to examination by the major tax jurisdictions to which the Company is subject.
     The 2005 and 2006 federal income tax return of Giant is currently under examination by the Internal Revenue Service (“IRS”). This examination is in the preliminary stages and the Company continues to work with the IRS to expedite the conclusion of this examination. While the Company does not believe the results of this examination will have a material adverse effect on the Company’s financial position or results of operations, the timing and results of any final determination remain uncertain.
15. Retirement Plans
     The Company accounts for its retirement plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment to FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements.
Pension Plans
     The Company sponsors a pension plan for certain El Paso refinery employees. As a result of the Giant acquisition, the Company became the plan sponsor of a pension plan covering certain employees of the Yorktown refinery. The components of the net periodic benefit cost associated with the Company’s pension plans were as follows:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net periodic benefit cost includes:
Service cost	$984	$564
Interest cost	810	437
Expected return on assets	(498)	(150)
Amortization of net loss	203	202

Net periodic benefit cost	$1,499	$1,053

Postretirement Benefits
     The Company sponsors a postretirement medical benefit plan for certain El Paso refinery employees. In connection with the Giant acquisition, the Company became the sponsor of a postretirement benefit plan covering certain employees of the Yorktown refinery. The components of net periodic benefit cost associated with the Company’s postretirement medical benefit plans were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net periodic benefit cost includes:
Service cost	$88	$13
Interest cost	119	26

Net periodic benefit cost	$207	$39

     The Company contributed $7.1 million for the pension plan covering certain El Paso refinery employees in March 2008 and expects to contribute $3.1 million to its pension plan for the Yorktown refinery in the third quarter of 2008. The Company is not required to fund the postretirement medical plan for either the El Paso refinery or the Yorktown refinery on an annual basis.
16. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil and refined product forward contracts to facilitate the supply of crude oil to the refineries and the sale of refined products. During the three months ended March 31, 2008, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil and refined products, which qualify as normal purchases and normal sales that are exempt from SFAS No. 133. At March 31, 2008, the Company had 1.2 million barrels in forward, fixed-price contracts to purchase crude oil at an average price of $101.64 per barrel and 1.2 million barrels in forward, fixed-price contracts to sell crude oil at an average price of $102.85 per barrel.
     The Company also uses crude oil and refined products futures or swap contracts to mitigate the change in value for a portion of its volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and no other cash payments are made. The contract fair value is reflected on the balance sheet and the related net gain or loss is recorded as a gain (loss) from derivative activities in the statement of operations. Various third-party sources are used to determine fair values for the purpose of marking to market the derivative instruments at each period end. The fair value of the outstanding contracts at March 31, 2008, was a net unrealized loss of $3.1 million, of which

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
$0.6 million was in current assets and $3.7 million was in current liabilities. At December 31, 2007, the fair value of the outstanding contracts was a net unrealized loss of $5.2 million, of which $0.5 million was in current assets and $5.7 million was in current liabilities. The Company recognized a $2.5 million and $2.0 million loss for the three months ended March 31, 2008 and 2007, respectively.
17. Stock-Based Compensation
     In January 2006, 1,772,041 shares of restricted stock having an aggregate fair value of $30.1 million at the measurement date were granted to employees of Western Refining LP that participated in a deferred compensation plan prior to the initial public offering. The vesting of such restricted shares occurred over a two-year period, and ended in the first quarter of 2008. Additional shares of restricted stock have been granted to other employees and outside directors of the Company. These shares generally vest over a three-year period. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. The fair value of each share of restricted stock awarded was measured based on the market price as of the measurement date and will be amortized on a straight-line basis over the respective vesting periods.
     The Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF Issue No. 06-11”) on January 1, 2008. EITF Issue No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. The adoption of EITF Issue No. 06-11 did not have an impact on the Company’s financial position or results of operations during the first quarter of 2008.
     Using a forfeiture rate of 0%, the Company recorded compensation expense of $3.8 million for the three months ended March 31, 2008, of which $0.3 million was included in direct operating expenses and $3.5 million in selling, general and administrative expenses. The tax benefit related to these expenses was $1.4 million for the three months ended March 31, 2008, using a blended rate of 37.14%. The aggregate fair value at the grant date of the shares vested during the three months ended March 31, 2008, was $5.1 million. The related aggregate intrinsic value of these shares was $4.2 million at the vesting date. For the three months ended March 31, 2007, stock-based compensation expense was $3.8 million of which $0.2 million was included in direct operating expenses and $3.6 million in selling, general and administrative expenses with a related tax benefit of $1.4 million. No expense was capitalized in either period.
     As of March 31, 2008, there were 580,025 shares of restricted stock outstanding with an aggregate fair value at grant date of $11.9 million and an aggregate intrinsic value of $7.8 million as of March 31, 2008. The compensation cost of nonvested awards not recognized as of March 31, 2008, was $10.7 million, which will be recognized over a weighted average period of approximately 2.46 years. The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2008:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2007	506,562	$23.36
Awards granted	352,373	13.93
Awards vested	(277,644)	18.41
Awards forfeited	(1,266)	32.36

Nonvested at March 31, 2008	580,025	20.55

     The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of March 31, 2008, there were 2,480,199 shares of common stock reserved for future grants under this plan.
18. Stockholders’ Equity
     During the three months ended March 31, 2008, the Company repurchased 73,285 shares of its common stock at an aggregate cost of $1.1 million. These repurchases, which were recorded as treasury stock, were made to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.
     On April 9, 2008, the Company announced its quarterly cash dividend of $0.06 per share on its common stock. The dividend was paid on May 7, 2008, to holders of record at the close of business on April 23, 2008.
19. Earnings Per Share
     The Company uses the treasury stock method to determine the amount of fully diluted shares outstanding. The computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007, is presented below:

	Three Months Ended March 31,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)	(In thousands)
Basic earnings (loss) per share:
Net income (loss)	$(40,401)	67,580,209	$(0.60)	$62,566	66,938,834	$0.93

Effect of dilutive securities:
Unvested restricted stock	—	—		—	473,915

Diluted earnings (loss) per share:
Net income (loss)	$(40,401)	67,580,209	$(0.60)	$62,566	67,412,749	$0.93

20. Related Party Transactions
     On October 3, 2006, the Company entered into a new non-exclusive aircraft lease with an entity controlled by the Company’s majority stockholder. The lease may be terminated by either party at any time. The hourly rental payment is $1,775 per flight hour and the Company is responsible for all operating and maintenance costs of the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
aircraft. Personal use of the aircraft by certain officers of the Company will be reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company has a policy requiring that the officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. The following table summarizes the total costs incurred for the lease of the aircraft for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Lease payments	$151	$193
Operating and maintenance expenses	389	360
Reimbursed by officers	(153)	(169)

Total costs	$387	$384

     The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004 and acquired the remaining interest in February 2008. Sales to Transmountain totaled $28.6 million and $13.5 million for the three months ended March 31, 2008 and 2007, respectively. There were no accounts receivables due from Transmountain as of March 31, 2008. Total accounts receivable due from Transmountain were $2.1 million as of December 31, 2007.
     On March 31, 2008, a wholly-owned subsidiary of the Company, Western Refining LP, entered into two separate Wholesale Agreements with Transmountain.
     The first such agreement provides for the sale of Shell Oil Products US-branded gasoline and Western ultra low sulfur diesel (“ULSD”) by Western Refining LP to Transmountain for sale by Transmountain in Transmountain’s Shell-branded stores. This agreement expires February 28, 2018, unless terminated or extended in accordance with its terms. The payment terms under this agreement contain minimum volumes, which must be purchased by Transmountain.
     The other agreement provides for the sale of Western gasoline and Western ULSD by Western Refining LP to Transmountain for sale by Transmountain in Transmountain’s Western-branded stores. This agreement also provides for the use and branding of the “Western” name by Transmountain in Transmountain’s Western-branded stores. This agreement expires February 28, 2018, unless terminated or extended in accordance with its terms. The payment terms under this agreement contain minimum volumes, which must be purchased by Transmountain.
     The Company has entered into a lease agreement with Transmountain, pursuant to which Transmountain leases certain office space from the Company. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The monthly base rental starts at $6,800, subject to adjustment at the end of the first five-year period based upon the change in the Consumer Price Index. Rental payments received from Transmountain were $20,400 and $27,200 for the three months ended March 31, 2008 and 2007, respectively.
     On April 9, 2008, a special committee of the Company’s Board of Directors approved an agreement under which its subsidiary, Western Refining Wholesale, Inc., will purchase the wholesale assets of Transmountain and Transmountain Development Company, LP for $3.0 million in cash. These assets include customer lists, contracts and access to certain fueling stations. The special committee obtained an independent fairness opinion in connection with this acquisition. This acquisition is scheduled to close in the second quarter of 2008 and will be accounted for as an asset purchase.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
21. Contingencies
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
     As a result of the Giant acquisition, the Company assumed environmental liabilities from the Yorktown and Four Corners refineries and other projects. As of March 31, 2008, the Company had environmental liability accruals of approximately $33.6 million. As of December 31, 2007, the Company had environmental liability accruals of approximately $37.4 million. Environmental accruals are recorded in the current and long-term sections of the Company’s Condensed Consolidated Balance Sheet, according to their nature. On May 31, 2007, the Company recorded approximately $41.2 million to reflect the estimated fair value of environmental liabilities assumed in the Giant acquisition using an inflation factor of 2.7% and a discount rate of 7.1%. As of March 31, 2008, the unescalated, undiscounted environmental reserve totaled approximately $44.6 million, leaving approximately $11.1 million to be accreted over time. The table below summarizes the Company’s environmental liability accruals:

	December 31,	Increase
	2007	(Decrease)	Payments	March 31, 2008
	(In thousands)
Yorktown Refinery	$31,640	$352	$(4,134)	$27,858
Four Corners and Other	5,801	63	(168)	5,696

Totals	$37,441	$415	$(4,302)	$33,554

El Paso Refinery
     In May 2000, the Company entered into an Agreed Order with the Texas Natural Resources Conservation Commission for remediation of the south side of the El Paso refinery property. On August 7, 2000, the Company purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which the Company expensed in fiscal 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumes responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. Under the policy, environmental costs outside the scope of the Agreed Order are covered up to $20 million and require payment by the Company of a deductible as well as any costs that exceed the covered limits of the insurance policy. The Company is not aware of any other environmental costs that may be necessary, and therefore, cannot reasonably estimate a liability, if any, for any other deductibles. In addition, under a settlement agreement with the Company, a subsidiary of Chevron is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but that exceed the $20 million threshold. Pursuant to the purchase agreement relating to the purchase of the north side of the El Paso refinery, Chevron

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
retained responsibility for, and control of, certain remediation activities. The Company is not presently aware of any additional environmental costs that it would be responsible for relating to the assets acquired, and therefore, it cannot reasonably estimate a liability, if any.
     The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. While at this time it is not known precisely how the EPA Initiative or any resulting settlement may affect the Company, the Company expects to be required to install additional pollution controls and may be assessed penalties up to $1.1 million. The Company cannot reasonably estimate the amount of penalties associated with the EPA Initiative. No accrual has been provided for these penalties at March 31, 2008. As a result, its operating costs and capital expenditures may increase. Based on current negotiations and information, the Company has revised and estimated the total capital expenditures that may be required pursuant to the EPA Initiative would be approximately $27 million of which $12 million remains to be spent. These capital expenditures would primarily be for installation of a flare gas recovery system on the south side of the El Paso refinery and installation of nitrogen oxides, (“NOx”), emission controls. The Company completed the flare gas recovery system in 2007 at a cost of $15.2 million. The remaining expenditures for the NOx emission controls project of $12 million will occur from 2008 through 2012. These amounts have been included in the Company’s estimated capital expenditures for regulatory projects. These estimates could change as a result of a final settlement with the EPA regarding the El Paso refinery under the EPA Initiative if the EPA requires additional NOx controls beyond those already planned for, or requires other additional air pollution controls. Based on current information, the Company does not expect any settlement pursuant to the EPA Initiative to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.
     The Texas Commission on Environmental Quality (“TCEQ”) has notified the Company that it will be presenting the Company with a proposed Agreed Order regarding six excess air emission incidents which occurred at the El Paso refinery in 2007 and early 2008. While at this time it is not known precisely how the Agreed Order may affect the Company, the Company expects corrective action to be requested with the Agreed Order and may be assessed penalties. The Company does not expect the penalty or the corrective action requested to have a material adverse effect on its business, financial condition, or results of operations or that any penalties assessed or increased costs associated with the corrective action will be material.
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
     Yorktown 1991 and 2006 Orders. In connection with the Yorktown acquisition, Giant assumed certain of BP’s obligations under an administrative order issued in 1991 by the EPA under the Resource Conservation and Recovery Act (“RCRA”) for which Giant maintains it has an indemnity right against BP. In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant will implement a clean-up plan for the refinery. Following the acquisition of Giant, the Company is in the process of finalizing the details of the clean-up plan with the EPA.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
     The Company currently estimates that expenditures associated with the EPA order are approximately $46.4 million (up to $35.0 million of which the Company believes is subject to reimbursement by BP). During 2007, in response to the first claim requesting reimbursement from BP, the Company received a letter from BP disputing indemnification for these costs. The Company is pursuing indemnification from BP. The discounted value of this liability assumed from Giant on May 31, 2007, was $35.5 million. The Company incurred $4.1 million in the first quarter of 2008 and $4.7 million in 2007 related to the EPA order and believes that approximately $22.6 million will be incurred between the remainder of 2008 and 2011. The remainder will be spent over a 29-year period following construction. These estimates assume that the EPA will agree with the design and specifications of the Company’s clean-up plan. These estimates also could change as a result of factors such as changes in costs of labor and materials.
     As part of the consent order clean-up plan, a portion of the facility’s underground sewer system will be cleaned, inspected, and repaired as needed. This sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in the associated cost estimate. The Company anticipates that construction of the corrective action management unit and related remediation work, which includes rerouting a section of the sewer system to allow construction, as well as sewer system inspection and repair, will be completed by June 2011.
     Yorktown 2002 Amended Consent Decree. In May 2002, a Giant subsidiary company acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree among various parties covering many locations (the “Consent Decree”) entered in August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of NOx, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. The Company does not expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator (“ESP”) on the Fluid Catalytic Cracking Unit (“FCCU”) and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. As of March 31, 2008, the Company had expended $0.3 million controlling NOx emissions from one heater. The Company estimates additional capital expenditures of approximately $1.4 million to complete implementation of the capital expenditures required by the Consent Decree. This amount has been included in the Company’s estimated capital expenditures for regulatory projects. The Company does not expect completing the requirements of the Consent Decree to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.
Four Corners Refineries
     Four Corners 2005 Consent Agreements. In July 2005, as part of the EPA Initiative, Giant reached an administrative settlement with New Mexico Environmental Department (“NMED”) and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico. The NMED agreement requires that both Four Corners refineries implement air pollution controls between 2006 and 2012 to reduce air emissions including emissions of sulfur dioxides and NOx. The Company does not expect implementation of the NMED agreement requirements will result in any soil or groundwater remediation or clean-up requirements.
     Based on current information, the Company has estimated the total capital expenditures that may be required pursuant to the NMED agreement would be approximately $10 to $60 million and will occur from 2008 to 2012. As of March 31, 2008, the Company had spent $0.1 million. These capital expenditures would primarily be for installation of emission controls on the FCCUs and heaters and boilers, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and NOx from the refineries. Prior to May 31, 2007, Giant had completed a sulfur recovery system at the Gallup refinery. Modifications to the sulfur recovery systems at the Gallup refinery will be

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
installed in early 2008 to improve performance of the units at a cost of approximately $0.6 million. Total capital expenditures could increase if 2008 modifications to the sulfur recovery units are unsuccessful.
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
Legal matters
     Lawsuits have been filed in numerous states alleging that methyl tertiary butyl ether (“MTBE”), a high octane blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages.
     As a result of the acquisition of Giant, certain of the subsidiaries of the Company are defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida and New Mexico. Due to Giant’s historical operations in New Mexico, including retail sites, there is potentially greater risk in connection with the New Mexico litigation than in the litigation in the eastern states where Giant has only operated since 2002 and has no retail operations.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
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
     Owners of a small hotel in Aztec, New Mexico, filed a lawsuit in January 2006 against a subsidiary of the Company. That lawsuit was dismissed for improper venue. The Plaintiffs have now refiled their lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street which is owned by a subsidiary of the Company. Plaintiffs claim a component of the gasoline, MTBE, has contaminated their ground water.
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
     In April 2003, the Company received a payment of reparations in the amount of $6.8 million from a pipeline company as ordered by the Federal Energy Regulatory Commission (“FERC”). Following judicial review of the FERC order, as well as a series of other orders, the pipeline company made a Compliance Filing in March 2008 in which it asserts it overpaid reparations to the Company in a total amount of $1.1 million and refunds in the amount of $0.7 million, including accrued interest through February 29, 2008, and that interest should continue to accrue on those amounts. In the March 2008 Compliance Filing, the pipeline company also indicated that in a separate FERC proceeding, it owes the Company an additional amount of reparations and refunds of $5.2 million including interest through February 29, 2008. While this amount is subject to adjustment upward or downward based on further orders of the FERC and on appeal, interest on the amount owed to the Company should continue to accrue until the pipeline company makes payment to the Company.
     A subsidiary of the Company, Western Refining Yorktown, Inc. (“Western Yorktown”), declared force majeure under its crude oil supply agreement with Statoil Marketing and Trading (USA), Inc. (“Statoil”) based on the effects of the Grane crude oil on its Yorktown refinery plant and equipment. Statoil filed a lawsuit against the subsidiary on March 28, 2008, in the Superior Court of Delaware in and for New Castle County. The lawsuit alleges breach of contract and other related claims by the subsidiary in connection with the crude oil supply agreement and alleges Statoil is entitled to recover damages in excess of $100 million. Western Yorktown believes its declaration of force majeure was in accordance with the contract, disputes Statoil’s claims and intends to vigorously defend against them.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
     On February 25, 2008, a subsidiary of the Company which operates pipelines had Protests filed against its tariffs for its 16-inch pipeline running from Lynch, New Mexico to Bisti, New Mexico and connecting to Midland, Texas before the FERC by Resolute Natural Resources Company and Resolute Aneth, LLC (“Resolute”), the Navajo Nation and Navajo Nation Oil & Gas Company (“NNOG”). On March 7, 2008, the FERC dismissed these Protests. Resolute and NNOG then filed a request for reconsideration with the FERC, which the FERC has not addressed the merits of, but which the FERC has granted for the limited purpose of further consideration. The subsidiary believes its tariffs are appropriate, disputes Resolute and NNOG’s challenge to these tariffs and intends to vigorously defend these tariffs.
     The same subsidiary of the Company which operates pipelines also has been advised that Resolute and NNOG have also complained to the United States Department of Interior-Bureau of Land Management (“BLM”), that Western’s 16-inch pipeline is not being operated in accordance with the BLM requirements of the Federal Mineral Leasing Act (“MLA”). To the Company’s knowledge, no specific legal or administrative proceeding has been filed and no specific remedy has been sought. Western Pipeline believes its 16-inch pipeline is being operated in accordance with all applicable MLA requirements, disputes Resolute and NNOG’s challenge and intends to vigorously defend against these assertions. See Part II — Item 1. “Legal Proceedings.”
Other matters
     The Company’s refining margins have deteriorated in 2008 due to substantial increases in feedstock costs and lower increases in gasoline prices. As a result, earnings and cash flows have been negatively impacted. If margins continue to deteriorate, or if earnings and cash flows continue to suffer for any other reason, the Company may be unable to comply with the financial covenants set forth in its credit facilities. Failure to satisfy these covenants could result in the Company being prohibited from borrowing under its revolving credit facility, which would hinder its ability to purchase sufficient quantities of crude oil to operate its refineries at planned rates. This, in turn, could have a negative impact on the Company’s ability to generate sufficient cash flows from operations.
     The Company is currently considering raising additional funds through public or private equity or debt financings in order to increase available cash balances and/or to reduce or refinance a portion of existing debt. The Company is also evaluating whether it will be necessary to seek amendments to certain of its financial covenants. The Company can give no assurances that it will be able to raise any additional funds or amend these financial covenants on terms favorable to it, or at all.
     The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I — Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007, or 2007 Form 10-K, and elsewhere in this report. You should read such “Risk Factors.” In this Item 2, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc. and its subsidiaries, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, as a result of the Giant acquisition, we now also own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, as well as asphalt terminals in Phoenix, Arizona; Tucson, Arizona; Albuquerque; and El Paso. As of March 31, 2008, we also own and operate 155 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and a wholesale petroleum products distributor, which operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     On May 31, 2007, we completed the acquisition of Giant. Under the terms of the merger agreement, we acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash. The purchase price of $1,149.2 million was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In connection with the acquisition, we borrowed an additional $275.0 million in July 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes.
     The acquisition of Giant was accounted for under the purchase method as required by SFAS No. 141, Business Combinations, or SFAS No. 141, with Western as the accounting acquirer. See Note 3, “Acquisition of Giant Industries, Inc.” in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for a summary of the $1.1 billion purchase price.
     Following the acquisition of Giant, on May 31, 2007, we began reporting our operating results in three business segments: the refining group, the wholesale group and the retail group. Our refining group operates the four refineries and related refined products terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. See Note 4, “Segment Information” in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on our operating results by segment.
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
     In 2005, Giant purchased an inactive pipeline running from Southeast New Mexico to Northwest New Mexico. The pipeline has been reversed and upgraded to transport crude oil from Southeast New Mexico to the Four Corners region. Crude oil began pumping into this pipeline in July 2007 and reached the Four Corners refineries in August 2007. This incremental supply of crude oil in the Four Corners region provides enough feedstock for our two Four Corners refineries to run at increased capacity rates. See Item 1A. “Risk Factors — We may not be able to run our Four Corners refineries at increased rates” in our 2007 Form 10-K.
Major Influences on Results of Operations
     Refining. Our earnings and cash flows from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline and other refined products, which in turn depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; the availability of imports; the marketing of competitive fuels; and government regulation. While our net sales fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flow from our operations. In particular, our refining margins were substantially lower in the fourth quarter of 2007 and the first quarter of 2008 as compared to the first three quarters of 2007 due to substantial increases in feedstock costs and lower increases in gasoline prices.
     In addition, other factors which impact our overall refinery gross margins are the sale of lower value products such as residuum, petroleum coke and propane, particularly with increased crude costs. In addition, our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume.
     Our results of operations are also significantly affected by our refineries’ direct operating expenses, especially the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, oxygenate is added to the gasoline in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel fuel, which in the Southwest region of the United States is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes, and heating oil in the Northeast.
     Safety, reliability and the environmental performance of our refineries’ operations are critical to our financial performance. Unplanned downtime of our refineries generally results in lost refinery gross margin opportunity, increased maintenance costs and a temporary increase in working capital investment and inventory. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or a major maintenance project, through a planning process that considers product availability, margin environment and the availability of resources to perform the required maintenance. Periodically we have planned maintenance turnarounds at our refineries, which are expensed as incurred.
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
Acquisition of Giant
     On May 31, 2007, we completed the acquisition of Giant. Under the terms of the merger agreement, Western acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In connection with the acquisition, we borrowed an additional $275.0 million on July 5, 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes. Our statements of operations for the three months ended March 31, 2008, include interest expense of $17.2 million associated with this term loan and the revolving credit facility net of $3.0 million of capitalized interest.
     Prior to the acquisition of Giant on May 31, 2007, we generated substantially all of our revenues from our refining operations in El Paso. The financial information for the three months ended March 31, 2008, include the results of the three refineries and the wholesale and retail operations acquired from Giant. The financial information for the same period last year does not include the results of operations of the three refineries and the wholesale and retail operations acquired from Giant.
Planned Maintenance Turnaround
     During the first quarter of 2008 we incurred costs of $1.0 million in anticipation of a maintenance turnaround scheduled for the first quarter of 2009 at the north side of the El Paso refinery. We expense the cost of maintenance turnarounds when the expense is incurred. Most of our competitors, however, capitalize and amortize maintenance turnarounds.
Critical Accounting Policies and Estimates
     We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. In order to apply these principles, we must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies, which are discussed below, could materially affect the amounts recorded in our financial statements. Our critical accounting policies and estimates are discussed in detail under Part I. — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K.
     Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost less impairment write-offs. We test goodwill for impairment at the reporting unit level annually. In addition, goodwill of a reporting unit is tested for impairment if any events and circumstances arise during a quarter that indicate goodwill of a reporting unit might be impaired. We have elected July 1 as our annual goodwill impairment test for all of our reporting units. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill for financial reporting purposes.
     We apply SFAS No. 142 in determining the useful economic lives of intangible assets that are acquired. SFAS No. 142 requires that we amortize intangible assets, such as right-of-ways, licenses and permits over their economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s useful economic life is determined to be indefinite, then that asset is not amortized. We consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset when the intangible asset is acquired. We consider these same factors when reviewing the economic useful lives of our existing intangible assets as well. We review the economic useful lives of our intangible assets at least annually and account for impairment losses on intangible assets in accordance with SFAS No. 144.
     The risk of goodwill and other intangible asset impairment losses may increase to the extent our market capitalization, results of operations, or cash flows decline. Impairment losses may result in a material, non-cash write-down of goodwill or other intangible assets. Furthermore, impairment losses could have a material adverse effect on our results of operations and shareholders’ equity.

     Financial Instruments and Fair Value. We adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157, on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. In February 2008, the Financial Accounting Standards Board, or FASB, decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts and interest rate swap. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations, and had no impact on methodologies used by us in measuring fair value of its financial assets and liabilities. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009.
     The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, or SFAS No. 159, on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
     Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations which the acquisition date is on or after the beginning of the first annual reporting period that begins on or after December 15, 2008. We are currently evaluating the potential impact, if any, of SFAS No. 141R on our financial condition or results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, or SFAS No. 161. The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for us beginning January 1, 2009. The principal impact from this standard will be to require us to expand our disclosures regarding our derivative instruments.
     On April 25, 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP No. 142-3. The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other guidance under U.S. GAAP. We are currently evaluating the potential impact, if any, of FSP No. 142-3 on our financial position and results of operations.

Results of Operations
     The following tables summarize the financial data and key operating statistics for the Company for the three months ended March 31, 2008 and 2007. The financial information for the three months ended March 31, 2008, include the results of the three refineries and the wholesale and retail operations acquired from Giant. Prior to the acquisition of Giant on May 31, 2007, Western operated as one business segment. The financial information for the three months ended March 31, 2007, does not include the results of operations of the three refineries and wholesale and retail operations acquired from Giant. Comparable information for these periods is not presented. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto, in particular Note 3, “Acquisition of Giant Industries, Inc.,” included elsewhere in this report.
Consolidated
     The following tables set forth our summary historical financial and operating data for the periods indicated below:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$2,551,071	$994,019
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,402,846	844,147
Direct operating expenses (exclusive of depreciation and amortization)	132,850	46,543
Selling, general and administrative expenses	29,629	10,029
Maintenance turnaround expense	955	—
Depreciation and amortization	25,597	4,409

Total operating costs and expenses	2,591,877	905,128

Operating income (loss)	(40,806)	88,891
Interest income	571	4,205
Interest expense	(18,564)	(309)
Amortization of loan fees	(825)	(125)
Loss from derivative activities	(2,481)	(2,016)
Other income (expense)	992	(1)

Income (loss) before income taxes	(61,113)	90,645
Provision for income taxes	20,712	(28,079)

Net income (loss)	$(40,401)	$62,566

Basic earnings (loss) per share	$(0.60)	$0.93
Dilutive earnings (loss) per share	$(0.60)	$0.93
Weighted average basic shares outstanding	67,580	66,939
Weighted average dilutive shares outstanding	67,580	67,413
Cash dividends declared per share	$—	$0.04
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$68,642	$68,071
Investing activities	(70,553)	(25,176)
Financing activities	(247,328)	(4,374)
Other Data:
Adjusted EBITDA(1)	$(15,172)	$95,488
Capital expenditures	70,553	22,783

	Three Months Ended March 31,
	2008	2007
Balance Sheet Data (end of period):
Cash and cash equivalents	$40,326	$301,686
Working capital	283,686	314,803
Total assets	3,346,742	953,389
Total debt	1,343,250	—
Stockholders’ equity	704,743	583,765

(1)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, write-off of unamortized loan fees, depreciation, amortization and maintenance turnaround expense. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.
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

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net income (loss)	$(40,401)	$62,566
Interest expense	18,564	309
Provision for income taxes	(20,712)	28,079
Amortization of loan fees	825	125
Depreciation and amortization	25,597	4,409
Maintenance turnaround expense	955	—

Adjusted EBITDA	$(15,172)	$95,488

	Three Months Ended March 31,
	2008				2007
		Legacy	Intercompany
	El Paso	Giant	Transactions	Total
	(In thousands)
Net sales	$1,412,617	$1,509,530	$(371,076)	$2,551,071	$994,019
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,346,768	1,427,154	(371,076)	2,402,846	844,147
Direct operating expenses (exclusive of depreciation and amortization)	48,163	84,687		132,850	46,543
Selling, general and administrative expenses	14,414	15,215		29,629	10,029
Maintenance turnaround expense	955	—		955	—
Depreciation and amortization	5,443	20,154		25,597	4,409

Total operating costs and expenses	1,415,743	1,547,210	(371,076)	2,591,877	905,128

Operating income (loss)	$(3,126)	$(37,680)	$—	$(40,806)	$88,891

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
Consolidated
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants and merchandise, net of customer rebates or discount and excise taxes. Net sales for the three months ended March 31, 2008 were $2,551.1 million, compared to $994.0 million for the three months ended March 31, 2007, an increase of $1,557.1 million, or 156.6%. This increase primarily resulted from the impact of the Giant acquisition ($1,509.5 million) and higher sales prices for refined products at the El Paso refinery. Net sales for the three months ended March 31, 2008, were reduced to eliminate intercompany transactions of $371.1 million that have been eliminated from net sales in consolidation. There were no intercompany transactions for the three months ended March 31, 2007.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily include cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation and distribution costs. Cost of products sold was $2,402.8 million for the three months ended March 31, 2008, compared to $844.1 million for the three months ended March 31, 2007, an increase of $1,558.7 million, or 184.7%. This increase was primarily the result of the impact of the Giant acquisition ($1,427.2 million), and higher crude oil costs. For the three months ended March 31, 2008, intercompany transactions of $371.1 million have been eliminated from cost of products sold in consolidation. There were no intercompany transactions for the three months ended March 31, 2007.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes and other direct operating expenses. Direct operating expenses were $132.9 million for the three months ended March 31, 2008, compared to $46.5 million for the three months ended March 31, 2007, an increase of $86.4 million, or 185.8%. This increase primarily resulted from the Giant acquisition ($84.7 million), and increases at the El Paso refinery related to general maintenance costs ($1.6 million), environmental services ($0.5 million), and chemical and catalyst expenses ($0.4 million). These increases were partially offset by decreased personnel costs at El Paso ($0.8 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $29.6 million for the three months ended March 31, 2008, compared to $10.0 million for the three months ended March 31, 2007, an increase of $19.6 million, or 196.0%. This increase primarily resulted from the Giant acquisition ($15.2 million), and increases at the El Paso refinery of personnel costs

($1.3 million), professional and legal fees ($0.9 million), general maintenance costs ($0.6 million), and charitable contributions and corporate sponsorship ($0.5 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the quarter ended March 31, 2008, we incurred costs of $1.0 million in anticipation of a turnaround scheduled for the first quarter of 2009 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2008, was $25.6 million, compared to $4.4 million for the three months ended March 31, 2007. The increase was primarily due to the Giant acquisition ($20.2 million) and the completion of various capital projects during 2007 at the El Paso refinery.
     Operating Income (Loss). Operating loss was $40.8 million for the three months ended March 31, 2008, compared to operating income of $88.9 million for the three months ended March 31, 2007, a decrease of $129.7 million. This decrease is attributable primarily to increased operating costs and expenses resulting from the Giant acquisition and decreased refinery gross margins in the first quarter of 2008 compared to the first quarter of 2007.
     Interest Income. Interest income for the three months ended March 31, 2008 and 2007, was $0.6 million and $4.2 million, respectively. The decrease is primarily attributable to decreased balances of cash for investment.
     Interest Expense. Interest expense for the three months ended March 31, 2008 and 2007, was $18.6 million (net of capitalized interest of $3.0 million) and $0.3 million, respectively. The increase was due to an increase in outstanding debt as a result of the Giant acquisition. In May 2007, we entered into a Term Loan Agreement to fund the acquisition. As of March 31, 2008, we had $1,290.3 million of outstanding debt under this Term Loan.
     Loss from Derivative Activities. The net loss from derivative activities was $2.5 million for the three months ended March 31, 2008, compared to a $2.0 million net loss for the three months ended March 31, 2007. The difference between the two periods primarily was attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. We recorded income tax benefit of $20.7 million for the quarter ended March 31, 2008, using an estimated effective tax rate of 33.9%, as compared to the Federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel, the manufacturing activities deduction and our estimated annual taxable income.
     Net Income (Loss). We reported a net loss of $40.4 million for the three months ended March 31, 2008, representing $0.60 net loss per share for the first quarter of 2008 on weighted average dilutive shares outstanding of 67.6 million. For the first quarter of 2007, we reported net income of $62.6 million representing $0.93 net income per share on weighted average dilutive shares outstanding of 67.4 million.

Refining Segment

	Three Months Ended March 31,
	2008			2007
		Legacy
	El Paso	Giant (1)	Total
	(In thousands, except per barrel data)
Net sales	$1,412,617	$1,150,519	$2,563,136	$994,019
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,346,768	1,098,510	2,445,278	844,147
Direct operating expenses (exclusive of depreciation and amortization)	48,163	65,702	113,865	46,543
Selling, general and administrative expenses	5,179	4,059	9,238	2,712
Maintenance turnaround expense	955	—	955	—
Depreciation and amortization	5,443	16,610	22,053	4,409

Total operating costs and expenses	1,406,508	1,184,881	2,591,389	897,811

Operating income (loss)	$6,109	$(34,362)	$(28,253)	$96,208

Key Operating Statistics:
Total sales volume (bpd) (2)	143,713	122,371	266,084	148,473
Total refinery production (bpd)	124,568	105,723	230,291	132,369
Total refinery throughput (bpd) (3)	126,173	105,060	231,233	133,939
Per barrel of throughput:
Refinery gross margin (4)	$5.74	$5.44	$5.60	$12.43
Gross profit (4)	5.26	3.70	4.55	12.07
Direct operating expenses (5)	4.19	6.87	5.41	3.86

(1)	Includes transportation and other related revenues and expenses not specific to a particular refinery.

(2)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(3)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(4)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities. These derivatives are used to minimize fluctuations in earnings but are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

     The following table reconciles gross profit to refinery gross margin for the periods presented:

	Three Months Ended March 31,
	2008			2007
		Legacy
	El Paso	Giant	Total
	(In thousands, except per barrel data)
Net sales	$1,412,617	$1,150,519	$2,563,136	$994,019
Cost of products sold (exclusive of depreciation and amortization)	1,346,768	1,098,510	2,445,278	844,147
Depreciation and amortization	5,443	16,610	22,053	4,409

Gross profit	60,406	35,399	95,805	145,463
Plus depreciation and amortization	5,443	16,610	22,053	4,409

Refinery gross margin	$65,849	$52,009	$117,858	$149,872

Refinery gross margin per refinery throughput barrel	$5.74	$5.44	$5.60	$12.43

Gross profit per refinery throughput barrel	$5.26	$3.70	$4.55	$12.07

(5)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.
     The following table sets forth our summary refining throughput and production data for the periods presented below:

	Three Months Ended
	March 31,
	2008 (1)	2007
Refinery product yields (bpd)
Gasoline	119,926	70,194
Diesel and jet fuel	87,902	52,895
Residuum	4,732	5,608
Other	11,117	3,672

Liquid products	223,677	132,369
By-products (coke and sulfur)	6,614	—

Total	230,291	132,369

Refinery throughput (bpd)
Sweet crude oil	154,724	107,584
Sour or heavy crude oil	55,178	11,305
Other feedstocks/blendstocks	21,331	15,050

Total	231,233	133,939

	Three Months Ended
	March 31,
El Paso	2008	2007
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	64,751	70,194
Diesel and jet fuel	50,815	52,895
Residuum	4,732	5,608
Other	4,270	3,672

Total refinery production (bpd)	124,568	132,369

Refinery throughput (bpd)
Sweet crude oil	102,123	107,584
Sour crude oil	11,852	11,305
Other feedstocks/blendstocks	12,198	15,050

Total refinery throughput (bpd)	126,173	133,939

Total sales volume (bpd)	143,713	148,473
Per barrel of throughput:
Refinery gross margin	$5.74	$12.43
Direct operating expenses	4.19	3.86

Three Months Ended
March 31,
Yorktown	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	34,906
Diesel	28,450
Other	5,667

Liquid products	69,023
By-products (coke and sulfur)	6,614

Total refinery production (bpd)	75,637

Refinery throughput (bpd)
Sweet crude oil	24,992
Heavy crude oil	43,326
Other feedstocks/blendstocks	5,636

Total refinery throughput (bpd)	73,954

Total sales volume (bpd)	73,317
Per barrel of throughput:
Refinery gross margin	$3.37
Direct operating expenses	4.58

Three Months Ended
March 31,
Four Corners	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	20,270
Diesel and jet fuel	8,637
Other	1,179

Total refinery production (bpd)	30,086

Refinery throughput (bpd)
Sweet crude oil	27,609
Other feedstocks/blendstocks	3,497

Total refinery throughput (bpd)	31,106

Total sales volume (bpd)	49,054
Per barrel of throughput:
Refinery gross margin	$6.39
Direct operating expenses	8.72
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended March 31, 2008, were $2,563.1 million, compared to $994.0 million for the three months ended March 31, 2007, an increase of $1,569.1 million, or 157.9%. This increase primarily resulted from the impact of the Giant acquisition ($1,150.5 million and 11.1 million barrels) and higher prices for refined products. Our average sales price per barrel increased from $74.39 for the first quarter of 2007 to $105.85 for the same period in 2008.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $2,445.3 million for the three months ended March 31, 2008, compared to $844.1 million for the three months ended March 31, 2007, an increase of $1,601.2 million, or 189.7%. This increase primarily was a result of higher feedstock prices, and the impact of the Giant acquisition. Throughput from the three Giant refineries represented 45% of total throughput for the quarter ended March 31, 2008. Refinery gross margin per throughput barrel decreased from $12.43 in the first quarter of 2007 to $5.60 in the first quarter of 2008, reflecting lower refining margins. Our margin realization versus the benchmark Gulf Coast 3/2/1 crack spread was negatively impacted by increasing crude costs and weaker margins in the Southwest region and by lower value products sales, such as asphalt, due to the sales prices of such products not increasing in relation to the price of crude oil. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $4.55 and $12.07 for the three months ended March 31, 2008 and 2007, respectively. Our average cost per barrel of crude oil for the first quarter of 2008 was $97.45 compared to $57.62 for the first quarter of 2007, an increase of 69.1%.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $113.9 million for the three months ended March 31, 2008, compared to $46.5 million for the three months ended March 31, 2007, an increase of $67.4 million, or 144.9%. This increase primarily resulted from expenses associated with the refineries acquired from Giant ($65.7 million), increases at the El Paso refinery related to general maintenance costs ($1.6 million), environmental services ($0.5 million) and chemical and catalyst expenses ($0.4 million). These increases were partially offset by decreased personnel costs ($0.8 million). Direct operating expenses per throughput barrel were $5.41 for the first quarter of 2008, compared to $3.86 for the first quarter of 2007.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $9.2 million for the three months ended March 31, 2008, compared to $2.7 million for the three months ended March 31, 2007, an increase of $6.5 million, or 240.7%. This increase primarily resulted from the acquisition of the three refineries from Giant ($4.0 million), and increases at the El Paso refinery of personnel costs ($1.5 million) and general maintenance costs ($0.6 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. During the quarter ended March 31, 2008, we incurred costs of $1.0 million in anticipation of a turnaround scheduled for the first quarter of 2009 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2008, was $22.1 million, compared to $4.4 million for the three months ended March 31, 2007. The increase was due to the acquisition of the three refineries from Giant ($16.6 million) and the completion of various capital projects during 2007 at our El Paso refinery.
     Operating Income (Loss). We reported operating loss of $28.3 million for the three months ended March 31, 2008, compared to $96.2 million of operating income for the three months ended March 31, 2007, a decrease of $124.5 million. This decrease is attributable primarily to increased operating costs and expenses resulting from the Giant acquisition and decreased refinery gross margins in the first quarter of 2008 compared to the first quarter of 2007.
Retail Segment

Three Months Ended
March 31,
2008
(In thousands, except per
gallon data)
Statement of Operations Data:
Net sales (including intersegment sales of $10,250)	$189,409
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	170,549
Direct operating expenses (exclusive of depreciation and amortization)	15,856
Selling, general and administrative expenses	1,247
Depreciation and amortization	1,886

Total operating costs and expenses	189,538

Operating loss	$(129)

Operating Data:
Fuel gallons sold (in thousands)	51,483
Fuel margin per gallon (1)	$0.12
Merchandise sales	$42,153
Merchandise margin	27%
Operating retail outlets at period end	155

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold.

Three Months
Ended March 31,
2008
(In thousands, except per
gallon data)
Net sales:
Fuel sales	$160,447
Excise taxes included in fuel revenues	(19,878)
Merchandise sales	42,153
Other sales	6,687

Net sales	$189,409

Cost of products sold:
Fuel cost of products sold	$154,457
Excise taxes included in fuel cost of products sold	(19,878)
Merchandise cost of products sold	30,636
Other cost of products sold	5,334

Cost of products sold	$170,549

Fuel margin per gallon	$0.12

     The financial information for the three months ended March 31, 2008, includes the results of our retail segment acquired from Giant. Prior to the acquisition of Giant, we did not have retail operations and, therefore, no comparable information is presented.
Wholesale Segment

Three Months Ended
March 31,
2008
(In thousands, except per
gallon data)
Statement of Operations Data:
Net sales (including intersegment sales of $61,256)	$475,575
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	458,030
Direct operating expenses (exclusive of depreciation and amortization)	9,154
Selling, general and administrative expenses	4,196
Depreciation and amortization	1,156

Total operating costs and expenses	472,536

Operating income	$3,039

Operating Data:
Fuel gallons sold (in thousands)	159,475
Fuel margin per gallon (1)	$0.08
Lubricant sales	$38,912
Lubricant margins	11.4%

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold.

Three Months
Ended March 31,
2008
(In thousands, except per
gallon data)
Net sales:
Fuel sales	$480,770
Excise taxes included in fuel sales	(47,569)
Lubricant sales	38,912
Other sales	3,462

Net sales	$475,575

Cost of products sold:
Fuel cost of products sold	$468,790
Excise taxes included in fuel sales	(47,569)
Lubricant cost of products sold	34,457
Other cost of products sold	2,352

Cost of products sold	$458,030

Fuel margin per gallon	$0.08

     The financial information for the three months ended March 31, 2008, includes the results of our wholesale segment acquired from Giant. Prior to the acquisition of Giant, we did not have wholesale operations and, therefore, no comparable information is presented.
Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Cash flows provided by operating activities	$68,642	$68,071
Cash flows used in investing activities	(70,553)	(25,176)
Cash flows used in financing activities	(247,328)	(4,374)

Net increase (decrease) in cash and cash equivalents	$(249,239)	$38,521

Cash Flows Provided By Operating Activities
     Net cash provided by operating activities for the three months ended March 31, 2008, was $68.6 million. The most significant provider of cash was net cash inflow from a change in operating assets and liabilities ($85.3 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as depreciation and amortization ($25.6 million) and stock-based compensation ($3.8 million). These increases in cash were partially offset by a net loss ($40.4 million) and a decrease in deferred income taxes ($6.5 million).
     Net cash provided by operating activities for the three months ended March 31, 2007 was $68.1 million. The most significant provider of cash was our net income ($62.6 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as depreciation and amortization ($4.4 million), stock-based compensation ($3.8 million) and deferred income taxes ($2.4 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($3.3 million).

Cash Flows Used In Investing Activities
     Net cash used in investing activities for the three months ended March 31, 2008, was $70.6 million, all relating to capital expenditures. Total capital spending for the first quarter of 2008 included spending on the low sulfur gasoline project ($8.1 million), the naphtha hydrotreater ($4.0 million), crude unit upgrades ($3.4 million), a new laboratory ($2.8 million), and the acid and sulfur gas facilities ($2.7 million) at our El Paso refinery, the low sulfur gasoline project at our Yorktown refinery ($21.2 million), and several other improvement and regulatory projects. We expect to spend $197 million for capital expenditures for 2008.
     Net cash used in investing activities for the three months ended March 31, 2007, was $25.2 million, consisting of capital expenditures of $22.8 million and costs related to the potential Giant acquisition of $2.4 million. Total capital spending for the first quarter of 2007 included spending on the acid and sulfur gas facilities ($5.5 million), the flare gas recovery system ($4.9 million), tank and piping upgrades ($2.1 million), the hydrogen plant ($2.0 million), minor crude unit upgrades ($1.9 million), the low sulfur gasoline project ($1.6 million), as well as other small improvement and regulatory projects.
Cash Flows Used In Financing Activities
     Net cash used in financing activities for the three months ended March 31, 2008, was $247.3 million. Cash used in financing activities for the first quarter of 2008 included a net decrease to our revolving credit facility ($237.0 million), dividends paid ($4.1 million), a payment to our term loan ($3.3 million) and the repurchases of common stock ($1.1 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under Western Refining Long-Term Incentive Plan.
     Net cash used in financing activities for the three months ended March 31, 2007, was $4.4 million. Cash used in financing activities for the first quarter of 2007 included dividends paid ($2.7 million), and repurchases of common stock ($3.6 million) to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under our Long-Term Incentive Plan. Cash used in financing activities was offset by the excess tax benefit from stock-based compensation expense ($1.9 million).
Working Capital
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances and our revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Our refining margins have deteriorated in 2008 due to substantial increases in feedstock costs and lower increases in gasoline prices. As a result, our earnings and cash flows have been negatively impacted. If our margins continue to deteriorate, or if our earnings and cash flows continue to suffer for any other reason, we may be unable to comply with the financial covenants set forth in our credit facilities (described below). If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, in order to operate our business.
     We are currently considering raising additional funds through public or private equity or debt financings in order to increase our cash balances and/or to reduce or refinance a portion of our existing debt. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We are also evaluating whether it will be necessary to seek amendments to certain of our financial covenants. We can give no assurances that we will be able to raise any additional funds or amend these financial covenants on terms favorable to us, or at all.
     In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I. — Item 1A. “Risk Factors” in our 2007 Form 10-K and elsewhere in this report, especially in Part II. — Item 1A. “Risk Factors.”

     Working capital at March 31, 2008, was $283.7 million, consisting of $1,177.5 million in current assets and $893.8 million in current liabilities. Working capital at December 31, 2007, was $621.4 million, consisting of $1,437.2 million in current assets and $815.8 million in current liabilities. In addition, we had available borrowing capacity under our 2007 Revolving Credit Agreement of $601.4 million and $92.9 million at March 31, 2008 and December 31, 2007, respectively.
Indebtedness
     Term Loan Credit Agreement. On May 31, 2007, in connection with the acquisition of Giant, we entered into a Term Loan Credit Agreement, or Term Loan Agreement, with a group of banks. The Term Loan Agreement has a maturity date of May 30, 2014. The Term Loan Agreement provides for loans of up to $1,400.0 million, of which $1,125.0 million was borrowed on May 31, 2007, to fund the acquisition, and $275.0 million was borrowed on July 5, 2007, to pay off Giant’s 11% Senior Subordinated Notes and 8% Senior Subordinated Notes, or together the Senior Subordinated Notes. The Term Loan Agreement provides for principal payments of 0.25% of the original principal amount of the loan on a quarterly basis ($13.0 million annually for the next six years with the remaining balance due on the maturity date).
     The Term Loan Agreement, which is secured by our fixed assets, including our refineries, was used to finance the Giant acquisition and for related transaction expenses. The Term Loan Agreement provides for a commitment fee of 0.75% per annum on the unused portion. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.75%. The interest rate at March 31, 2008, was 4.99%. The average interest rate for the three months ended March 31, 2008, was 5.53%. We made principal payments on the Term Loan of $106.5 million in 2007 and $3.3 million in the first quarter of 2008. The Term Loan Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage. The minimum interest coverage ratio (as defined therein) is 2.50 to 1.00 through June 30, 2009, at which time it is increased to 2.75 to 1.00. The maximum leverage ratio (as defined therein) is 4.00 to 1.00 through June 30, 2009, at which time it is reduced to 3.75 to 1.00. See Note 21, “Contingencies” in the Notes to Condensed Consolidated Financial Statements elsewhere in this report for a further discussion of these financial covenants.
     Interest rate swap. On January 31, 2008, we entered into an amortizing LIBOR interest rate swap to manage the variability of cash flows related to the interest payments for the variable-rate term loan. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in LIBOR on the principal of the variable-rate term loan. The notional amount of the swap is $1.0 billion in year one, $750.0 million in year two, $500.0 million in year three, and $250.0 million in year four. The LIBOR interest rate is fixed at 3.645% for the life of the swap, which matures on January 31, 2012. We designated this receive-variable and pay-fixed swap as a cash flow hedge. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. At each period end, changes in the fair value of the interest rate swap are reflected in other long-term liabilities and the gain or loss resulting from the change in fair value from period to period is deferred and included as a component of other comprehensive income.
     2007 Revolving Credit Agreement. On May 31, 2007, we also entered into a Revolving Credit Agreement, or the 2007 Revolving Credit Agreement, with a group of banks. The 2007 Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance our existing indebtedness, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. On February 19, 2008, we exercised our option to increase the borrowing capacity under the 2007 Revolving Credit Agreement from $500 million to $800 million. As of March 31, 2008, we had net availability of $601.4 million due to $145.6 million in letters of credit outstanding and $53.0 million in direct borrowings. Typically, our letter of credit requirements reach their highest levels as we approach the 20th day of each month. This is the date we pay for the majority of the crude oil we received in the prior month for our El Paso and Four Corners refineries. On May 9, 2008, we had $524.8 million in letters of credit and $15.0 million in direct borrowings outstanding.

     The 2007 Revolving Credit Agreement provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum, subject to adjustment based upon our consolidated leverage ratio, and letter of credit fees ranging from 1.25% to 2.00% per annum payable quarterly, subject to adjustment based upon our consolidated leverage ratio. Borrowings can be either base rate loans or be based on an interest rate of LIBOR plus 1.25% to 2.00%, subject to adjustment based upon our consolidated leverage ratio. Borrowing rates are initially based on PRIME plus 0.75% or LIBOR plus 1.50%, as elected, subject to adjustment based on the leverage ratio. The interest rate at March 31, 2008, was 6.0%. In addition to the borrowing base limitations, availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. The 2007 Revolving Credit Agreement contains customary restrictive covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage and maximum leverage. The minimum interest coverage ratio (as defined therein) is 2.50 to 1.00 through June 30, 2009, at which time it is increased to 2.75 to 1.00. The maximum leverage ratio (as defined therein) is 4.00 to 1.00 through June 30, 2009, at which time it is reduced to 3.75 to 1.00. See Note 21, “Contingencies” in the Notes to Condensed Consolidated Financial Statements elsewhere in this report for a further discussion of these financial covenants.
     Guarantees. The Term Loan Agreement and the 2007 Revolving Credit Agreement, or together the Agreements, are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.
Letters of Credit
     Our revolving credit facility provides for the issuance of letters of credit. We obtain letters of credit and cancel them on a monthly basis depending upon our needs. At March 31, 2008, there were $145.6 million of irrevocable letters of credit outstanding, issued almost exclusively to crude oil suppliers. Typically, our letter of credit requirements reach their highest levels as we approach the 20th day of each month. This is the date we pay for the majority of the crude oil we received in the prior month for our El Paso and Four Corners refineries. On May 9, 2008, we had $524.8 million in letters of credit and $15.0 million indirect borrowings outstanding.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 31, 2008.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of March 31, 2008, we held approximately 8.2 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $59.84 per barrel. As of March 31, 2008, current cost exceeded the carrying value of LIFO costs by $338.3 million. We refer to this excess as our LIFO reserve.
     In accordance with SFAS No. 133, all commodity futures contracts are recorded at fair value and any changes in fair value between periods are recorded in the other income (expense) section as gain (loss) from derivative activities.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts or price swaps and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in gain (loss) from derivative activities at the end of each period. For the three months ended March 31, 2008, we had $2.5 million in net realized and unrealized losses accounted for using mark-to-market accounting. For the three months ended March 31, 2007, we had $2.0 million in net realized and unrealized losses accounted for using mark-to-market accounting.
     At March 31, 2008, we had open commodity derivative instruments consisting of price swaps on 0.9 million barrels of refined products, primarily to fix margins on refined product sales for future quarters in 2008. These open instruments had total unrealized net losses at March 31, 2008, of approximately $3.1 million.
     During the three months ended March 31, 2008, we did not have any commodity derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     On January 31, 2008, we entered into an amortizing LIBOR interest rate swap to manage the variability of cash flows related to the interest payments for variable-rate term loan. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in LIBOR on the principal of the variable-rate term loan. The notional amount of the swap is $1.0 billion in year one, $750.0 million in year two, $500.0 million in year three, and $250.0 million in year four. The LIBOR interest rate is fixed at 3.645% for the life of the swap, which matures on January 31, 2012. We designated this receive-variable and pay-fixed swap as a cash flow hedge. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. As of March 31, 2008, $290.3 million of our outstanding debt was at floating interest rates of LIBOR plus 1.75% per annum. An increase in the LIBOR of 1% would increase our interest expense by $2.9 million per year.
Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information
Item 1. Legal Proceedings
     In the ordinary conduct of our business, we are subject to ordinary course routine litigation including periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. We also incorporate by reference the information regarding contingencies in Note 21 to the Condensed Consolidated Financial Statements set forth in Part I, Item 1. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any of these currently pending legal proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
     Except as set forth below, there were no material developments during the quarter in any of the legal proceedings identified in Part I. — Item 3. “Legal Proceedings” of our 2007 Form 10-K:
     Western Refining Yorktown, Inc., or Western Yorktown, our subsidiary we acquired in connection with the Giant acquisition, declared force majeure under its crude oil supply agreement with Statoil Marketing and Trading (USA), Inc., or Statoil, based on the effects of the Grane crude oil on its plant and equipment. Statoil filed a lawsuit against Western Yorktown on March 28, 2008, in the Superior Court of Delaware in and for New Castle County. The lawsuit alleges breach of contract and other related claims by Western Yorktown in connection with the crude oil supply agreement and alleges Statoil is entitled to recover damages in excess of $100 million. Western Yorktown believes its declaration of force majeure was in accordance with the contract, disputes Statoil’s claims and intends to vigorously defend against them.
     On February 25, 2008, Western Refining Pipeline Company, or Western Pipeline, had Protests filed against its tariffs for its 16-inch pipeline running from Lynch, New Mexico to Bisti, New Mexico and connecting to Midland, Texas before the Federal Energy Regulatory Commission, or FERC, by Resolute Natural Resources Company and Resolute Aneth, LLC, or Resolute, the Navajo Nation and Navajo Nation Oil & Gas Company, or NNOG. On March 7, 2008, the FERC dismissed these Protests. Resolute and NNOG then filed a request for reconsideration with the FERC, which the FERC has not addressed the merits of, but which the FERC has granted for the limited purpose of further consideration. Western Pipeline believes its tariffs are appropriate, disputes Resolute and NNOG’s challenge to these tariffs and intends to vigorously defend these tariffs.
     Western Pipeline also has been advised that Resolute and NNOG have also complained to the United States Department of Interior-Bureau of Land Management, or BLM, that Western’s 16-inch pipeline is not being operated in accordance with the BLM requirements of the Federal Mineral Leasing Act, or MLA. To our knowledge, no specific legal or administrative proceeding has been filed and no specific remedy has been sought. Western Pipeline believes its 16-inch pipeline is being operated in accordance with all applicable MLA requirements, disputes Resolute and NNOG’s challenge and intends to vigorously defend against these assertions.
Item 1A. Risk Factors
     An investment in our common shares involves risk. The acquisition of Giant has significantly changed the nature and scope of our operations. A discussion of the risks we faced can be found in our 2007 Form 10-K under Part I — Item 1A. “Risk Factors.” In addition to the other information in this report and our other filings with the SEC, you should carefully consider the following in evaluating us and our business:
The price volatility of crude oil, other feedstocks, refined products, and fuel and utility services has had and may continue to have a material adverse effect on our earnings and cash flows.
     Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products, and fuel and utility services. In particular, our refining margins have decreased substantially as compared to 2007 due to substantial increases in feedstock costs and lower increases in gasoline prices.

     In recent years, the prices of crude oil, other feedstocks and refined products have fluctuated substantially. Our average cost per barrel of crude oil for the first quarter of 2008 was $97.45, for 2007 it was $74.42, compared to $65.19 for 2006, and $55.10 for 2005. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline and other refined products. Such supply and demand are affected by, among other things:
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
     Volatility has had, and may continue to have, a negative effect on our results of operations to the extent that the margin between refined product prices and feedstock prices narrows further, as has been the case so far in 2008.
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
     Western Refining Yorktown, Inc., or Western Yorktown, our subsidiary we acquired in connection with the Giant acquisition, declared force majeure under its crude oil supply agreement with Statoil Marketing and Trading (USA), Inc., or Statoil, based on the effects of the Grane crude oil on its plant and equipment. Statoil filed a lawsuit against Western Yorktown on March 28, 2008 in the Superior Court of Delaware in and for New Castle County. The lawsuit alleges breach of contract and other related claims by Western Yorktown in connection with the crude oil supply agreement and alleges Statoil is entitled to recover damages in excess of $100 million. Western Yorktown believes its declaration of force majeure was in accordance with the contract, disputes Statoil’s claims and intends to vigorously defend against them.
     We can give no assurance that our acquisition of Giant will perform in accordance with our expectations. In addition, we can give no assurance that our expectations with regards to integration and synergies will materialize. Our failure to successfully integrate and operate these legacy Giant assets or to resolve the dispute with Statoil arising from our declaration of force majeure under the Statoil contract, and to realize the anticipated benefits of the acquisition, could adversely affect our operating, performing and financial results.
If the price of crude oil increases significantly or our credit profile changes, or if we are unable to access our revolving credit facility for borrowings or for letters of credit, our liquidity and our ability to purchase enough crude oil to operate our refineries at full capacity could be materially and adversely affected.
     We rely on borrowings and letters of credit under our $800.0 million revolving credit facility to purchase crude oil for our refineries. Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms of their invoices with us or require additional support such as letters of credit. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our creditors of more burdensome payment terms on us, or our inability to access our revolving credit facility for borrowings or for letters of credit, may have a material adverse effect on our liquidity and our ability to make payments to our suppliers, which could hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. In addition, if the price of crude oil increases significantly, we may not have sufficient capacity under our revolving credit facility, or sufficient cash on hand, to purchase enough crude oil to operate our refineries at planned rates. A failure to operate our refineries at planned rates could have a material adverse effect on our earnings and cash flows.
Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our goodwill and intangible assets for impairment at least annually, which may result in a material, non-cash write down of goodwill or other intangible assets and could have a material adverse effect on our results of operations and shareholders’ equity.
     Goodwill and other intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and various licenses and permits. We have elected July 1 as our annual goodwill impairment test for all our reporting units. As discussed above, our refining margins have decreased substantially as compared to 2007 due to substantial increases in feedstock costs and lower increases in gasoline prices, which has had, and may continue to have, a negative effect on our results of operations to the extent that the margin between refined product prices and feedstock prices narrows further, as has been the case so far in 2008.
     The risk of impairment losses may increase to the extent our market capitalization, results of operations, and cash flows decline. Impairment losses may result in a material, non-cash write-down of goodwill or other intangible assets. Furthermore, impairment losses could have a material adverse effect on our results of operations and shareholders’ equity.
We have a significant amount of indebtedness.
     As of March 31, 2008, our total debt was $1,343.3 million and our stockholders’ equity was $704.7 million. We currently have an $800.0 million revolving credit facility. As of March 31, 2008, we had net availability under this facility of $601.4 million due to $145.6 million in outstanding letters of credit and $53.0 million in direct borrowings. Typically, our letter of credit requirements reach their highest levels as we approach the 20th day of each month. This is the date we pay for the majority of the crude oil we received in the prior month for our El Paso and Four Corners refineries. On May 9, 2008, we had $524.8 million in letters of credit and $15.0 million in direct borrowings outstanding. Our level of debt may have important consequences to you. Among other things, it may:
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
     We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our revolving credit facility in amounts sufficient to enable us to service our debt or meet our working capital and capital expenditure requirements. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Our refining margins have deteriorated in 2008 due to substantial increases in feedstock costs and lower increases in gasoline prices. As a result, our earnings and cash flow have been negatively impacted. If our margins continue to deteriorate, or if our earnings and cash flow continue to suffer for any other reason, we may be unable to comply with the financial covenants set forth in our credit facilities. If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt, or obtain additional financing through equity or debt financings. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We cannot assure you that we will be able to refinance our debt, sell assets, or obtain additional financing on terms acceptable to us, if at all. In addition, our ability to incur additional debt will be restricted under the covenants contained in our revolving credit facility and term loan facility. See Part I—Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Working Capital” and Part I — Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness.”
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
     We are also subject to financial covenants that require us to maintain specified financial ratios and to satisfy other financial tests. Our ability to comply with these covenants will depend upon our ability to generate results similar to those in prior periods, which will depend on factors outside our control, including crack spreads, which have worsened this year. We cannot assure you that we will satisfy these covenants. If we fail to satisfy the covenants set forth in either facility or an event of default occurs under either facility, the maturity of the loans could be accelerated or we could be prohibited from borrowing for our working capital needs and issuing letters of credit. If the loans are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness, or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all. If we cannot borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, or curtail our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of
			Shares Purchased	Maximum Number of
		Average Price	as Part of a	Shares that May Yet
	Total Number	Paid per Share	Publicly	Be Purchased Under
	of Shares	(Including	Announced	the Plans or
Period	Purchased	Commissions)	Program	Programs
January 1 to January 31, 2008 (1)	17,222	$19.18	N/A	N/A
February 1 to February 29, 2008	—	—	N/A	N/A
March 1 to March 31, 2008 (1)	56,063	13.93	N/A	N/A

Total	73,285	15.16	N/A	N/A

(1)	These repurchases were in private transactions directly with certain of our employees to provide funds to satisfy payroll withholding taxes for such employees in connection with the vesting of restricted shares awarded under our Long-Term Incentive Plan. The repurchased shares are now held by us as treasury shares.

Item 6. Exhibits

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	May 12, 2008
Gary R. Dalke	(Principal Financial Officer)