Form 10-Q
period 2008-06-30
Western Refining, Inc.
filed 2008-08-08
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Yes ☐   No ☑
As of August 1, 2008, there were 68,379,970 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Forward-Looking Statements
     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled Part I. — Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II. — Item 1. “Legal Proceedings” relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources, our working capital requirements, our ability to improve our capital structure through asset sales and/or through certain financings, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational or refinery efficiencies and cost savings, future refining capacity, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures and future contributions related to pension and post-retirement obligations, our ability to manage our inventory price exposure through commodity derivative instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
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
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	our ability to realize the synergies from the Giant Industries, Inc., or Giant, acquisition;

•	our ability to successfully integrate the operations and employees of Giant and the timing of such integration;

•	higher than expected costs or expenses relating to the Giant acquisition;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	conditions in the capital markets;

•	our ability to consummate certain asset sales;

•	our ability to raise additional funds for our working capital needs in the public or private debt or equity markets;

•	adverse changes in our crude oil suppliers’ view as to our creditworthiness;

•	changes in general economic conditions;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

ii

•	an adverse result in the lawsuit brought against our subsidiary, Western Refining Yorktown, Inc., by Statoil Marketing and Trading (USA), Inc. regarding our declaration of force majeure under our crude oil supply agreement with them;

•	changes in crack spreads;

•	changes in the sweet/sour spread;

•	changes in the spread between West Texas Intermediate, or WTI, crude oil and Dated Brent crude oil;

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, safety, tax and other laws, policies and regulations and enforcement initiatives;

•	rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism and other matters beyond our control; and

•	other factors discussed in more detail under Part I. — Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, or 2007 10-K, which are incorporated herein by this reference, in Part II.—Item 1. “Legal Proceedings” and Part II.—Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and in Part II.— Item 1. “Legal Proceedings” and Part II. — Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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

iii

Part I
Financial Information
Item 1. Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$118,889	$289,565
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $1,940 and $1,675, respectively	554,756	418,892
Inventories	522,140	598,672
Prepaid expenses	35,202	31,582
Other current assets	45,121	98,441

Total current assets	1,276,108	1,437,152
Property, plant, and equipment, net	1,792,172	1,726,227
Goodwill	299,552	299,552
Other assets, net of amortization	107,832	96,785

Total assets	$3,475,664	$3,559,716

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$683,064	$644,992
Accrued liabilities	104,427	107,755
Dividends payable	—	4,083
Current deferred income tax liability, net	42,998	45,960
Current portion of long-term debt	13,000	13,000

Total current liabilities	843,489	815,790

Long-term liabilities:
Long-term debt, net of current portion	1,504,000	1,570,500
Deferred income tax liability, net	332,555	341,424
Postretirement and other liabilities	71,062	75,517

Total long-term liabilities	1,907,617	1,987,441

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 68,398,429 and 68,105,132 shares issued, respectively	678	679
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	370,673	366,071
Retained earnings	381,129	417,439
Accumulated other comprehensive loss, net of tax	(7,136)	(8,056)
Treasury stock, 641,284 and 566,235 shares, respectively, at cost	(20,786)	(19,648)

Total stockholders’ equity	724,558	756,485

Total liabilities and stockholders’ equity	$3,475,664	$3,559,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$3,352,463	$1,659,154	$5,903,534	$2,653,173
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,104,022	1,312,110	5,506,868	2,156,257
Direct operating expenses (exclusive of depreciation and amortization)	133,418	75,205	266,339	121,748
Selling, general and administrative expenses	27,993	17,777	57,551	27,806
Maintenance turnaround expense	255	—	1,210	—
Depreciation and amortization	27,752	12,500	53,349	16,909

Total operating costs and expenses	3,293,440	1,417,592	5,885,317	2,322,720

Operating income	59,023	241,562	18,217	330,453
Other income (expense):
Interest income	381	5,970	952	10,175
Interest expense	(20,121)	(9,189)	(38,685)	(9,498)
Amortization of loan fees	(856)	(289)	(1,681)	(414)
Write-off of unamortized loan fees	(10,890)	—	(10,890)	—
Loss from derivative activities	(11,367)	(8,543)	(13,848)	(10,559)
Other income (expense)	(58)	(970)	934	(971)

Income (loss) before income taxes	16,112	228,541	(45,001)	319,186
Provision for income taxes	(7,922)	(73,590)	12,790	(101,669)

Net income (loss)	$8,190	$154,951	$(32,211)	$217,517

Net earnings (loss) per share:
Basic	$0.12	$2.31	$(0.48)	$3.25
Diluted	$0.12	$2.29	$(0.48)	$3.22
Weighted average common shares outstanding:
Basic	67,746	67,097	67,663	67,018
Diluted	67,768	67,598	67,663	67,506
Cash dividends declared per share	$0.06	$0.06	$0.06	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(32,211)	$217,517
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,349	16,909
Amortization of loan fees	1,681	414
Write-off of unamortized loan fees	10,890	—
Stock-based compensation expense	5,062	7,896
Deferred income taxes	(12,051)	6,440
Excess tax benefit from stock-based compensation	—	(5,071)
Loss from the sale of assets	378	—
Changes in operating assets and liabilities:
Accounts receivable	(135,864)	15,714
Inventories	76,532	(17,874)
Prepaid expenses	(3,620)	2,644
Other assets	16,971	(6,108)
Deferred compensation payable	—	(298)
Accounts payable	38,072	(19,166)
Accrued liabilities	21,754	12,892
Postretirement and other long-term liabilities	(4,692)	(3,918)

Net cash provided by operating activities	36,251	227,991

Cash flows from investing activities:
Capital expenditures	(116,792)	(70,111)
Proceeds from the sale of assets	225	—
Escrow deposit and costs related to the Giant acquisition	—	(1,056,569)

Net cash used in investing activities	(116,567)	(1,126,680)

Cash flows from financing activities:
Additions to long-term debt	—	1,125,000
Payments on term loan	(6,500)	—
Revolving credit facility, net	(60,000)	—
Deferred financing costs	(14,540)	(16,881)
Dividends paid	(8,182)	(5,459)
Repurchases of common stock	(1,138)	(8,173)
Excess tax benefit from stock-based compensation	—	5,071

Net cash provided by (used in) financing activities	(90,360)	1,099,558

Net increase (decrease) in cash and cash equivalents	(170,676)	200,869
Cash and cash equivalents at beginning of period	289,565	263,165

Cash and cash equivalents at end of period	$118,889	$464,034

Supplemental Disclosures of Cash Flow Information
Cash paid (refunded) for:
Income taxes	$(65,152)	$53,229
Interest	28,628	7,772
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$8,190	$154,951	$(32,211)	$217,517

Other comprehensive income items:
Defined benefit plans:
Reclassification of losses to income, net of tax expense of $126, $72, $53 and $216, respectively	329	58	460	188
Change in fair value of interest rate swap, net of tax expense of $7,932 and $273, respectively	14,256	—	460	—

Other comprehensive income, net of tax	14,585	58	920	188

Comprehensive income (loss)	$22,775	$155,009	$(31,291)	$217,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
1. Organization and Basis of Presentation
     The “Company” or “Western” may be used to refer to Western Refining, Inc. and, unless the context otherwise requires, its subsidiaries. On May 31, 2007, the Company completed the acquisition of Giant Industries, Inc. (“Giant”). Any references to the “Company” prior to this date exclude the operations of Giant.
     The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and operates four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day (“bpd”). In addition to the Company’s 128,000 bpd refinery in El Paso, Texas, the Company also owns and operates a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix, Arizona; Tucson, Arizona; Albuquerque; and El Paso. As of June 30, 2008, the Company also owned and operated 154 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and a wholesale petroleum products distributor, which operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     The Company’s operations include three business segments: the refining group, the retail group and the wholesale group. Prior to the Giant acquisition, the Company operated as one business segment. See Note 4, “Segment Information” for a further discussion of the Company’s business segments.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.
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
JUNE 30, 2008
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for the Company beginning January 1, 2009. The principal impact from this standard will be to require the Company to expand its disclosures regarding its derivative instruments.
     On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). The guidance is intended to improve the consistency between the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other guidance under GAAP. The Company is currently evaluating the potential impact, if any, of FSP No. 142-3 on the Company’s financial position and results of operations.
     On June 16, 2008, the FASB issued Final FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The statement addresses unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for the Company beginning January 1, 2009, and interim periods after that. The Company is currently evaluating the potential impact, if any, of FSP No. EITF 03-6-1 on the Company’s financial position and results of operations.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

	Pro forma	Pro forma
	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In thousands)
Net sales	$2,339,090	$4,139,256
Operating income	232,177	331,439
Net income	131,847	184,855

Basic earnings per share	$1.97	$2.76
Diluted earnings per share	1.95	2.74
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
     Refining Group. The Company’s refining group operates four refineries: one in El Paso, Texas (the El Paso refinery); two in the Four Corners region of Northern New Mexico, one near Gallup and one in Bloomfield (the Four Corners refineries); and one near Yorktown, Virginia (the Yorktown refinery). The refining group also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, two finished products distribution terminals and four asphalt distribution terminals. The four refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. The Company also acquires finished products through exchange agreements and from various third-party suppliers. The Company sells these products through its own service stations, its own wholesale group, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. The Company purchases crude oil, other feedstocks, and blending components from various suppliers. The assets and results of operations of a fleet of trucks previously reported under the refining group were transferred to the wholesale group during the second quarter of 2008. The Company believes these operations are more consistent with the functions of the wholesale group. The following table represents the activities for this fleet of trucks for the periods indicated. Previous periods have not been restated for this change in segment operations. The results for the three and six months ended June 30, 2008 have been reported in the results of the wholesale segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net sales to external customers	$398	$1,885	$2,049	$1,885
Intersegment revenues	8,694	781	14,400	781
Depreciation and amortization	142	60	399	60
Capital expenditures	340	—	770	—
Operating loss	(695)	(78)	(1,492)	(78)

Total assets at June 30,	$4,317	$5,398	$4,317	$5,398

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
     Retail Group. The Company’s retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s refining and or wholesale groups supply the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and food products from various suppliers. At June 30, 2008, the Company’s retail group operated 154 service stations with convenience stores or kiosks located in Arizona, New Mexico and Colorado.
     Wholesale Group. The Company’s wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of finished product and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, New Mexico and Southern California. The Company’s wholesale group purchases petroleum fuels and lubricants from suppliers and from the refining group. During the second quarter of 2008, the assets and results of operations of a fleet of trucks were transferred from the refining group to the wholesale group. Had the results of operations of this fleet of trucks been reported in the refining group, the segment information for the wholesale group would have been changed by the amounts shown under Refining Group, above.
     Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold, direct operating expenses, selling, general and administrative expenses, maintenance turnaround expense, and depreciation and amortization. Cost of products sold reflects current costs adjusted, where appropriate, for last-in, first-out (“LIFO”) and lower of cost or market inventory adjustments. Intersegment revenues are reported at prices that approximate market.
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
     Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2008 and 2007, are presented below. Prior to May 31, 2007, the Company operated as one business segment and all sales were derived from external customers.

	For the Three Months Ended June 30, 2008
	Refining Group	Retail Group	Wholesale Group (1)	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,515,826	$226,085	$610,552	$—	$3,352,463
Intersegment revenues (2)	743,390	13,360	95,937	—	—
Depreciation and amortization	23,787	2,124	1,351	490	27,752
Capital expenditures	40,132	2,147	1,004	2,956	46,239

Operating income (loss)	65,853	2,625	3,632	(13,087)	59,023
Other income (expense), net					(42,911)

Income before income taxes					$16,112

(1)	Includes the assets and results of operations of a fleet of trucks that were transferred from the refining group.

(2)	Intersegment revenues of $852.7 million have been eliminated in consolidation.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

	For the Six Months Ended June 30, 2008
	Refining Group	Retail Group	Wholesale Group (1)	Other	Consolidated
	(In thousands)
Net sales to external customers	$4,468,158	$405,244	$1,030,132	$—	$5,903,534
Intersegment revenues (2)	1,346,837	23,610	159,289	—	—
Depreciation and amortization	45,583	4,010	2,764	992	53,349
Capital expenditures	105,047	4,875	3,296	3,574	116,792

Operating income (loss)	38,397	2,496	5,874	(28,550)	18,217
Other income (expense), net					(63,218)

Loss before income taxes					$(45,001)

Total assets, excluding goodwill, at June 30, 2008	$2,611,792	$178,430	$246,875	$139,015	$3,176,112
Goodwill	248,343	27,610	23,599	—	299,552

Total assets at June 30, 2008	$2,860,135	$206,040	$270,474	$139,015	$3,475,664

(1)	Includes the assets and results of operations of a fleet of trucks that were transferred from the refining group.

(2)	Intersegment revenues of $1,529.7 million have been eliminated in consolidation.

	For the Three Months Ended June 30, 2007
	Refining Group	Retail Group	Wholesale Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,469,962	$65,352	$123,840	$—	$1,659,154
Intersegment revenues (1)	142,090	3,174	21,911	—	—
Depreciation and amortization	11,743	486	221	50	12,500
Capital expenditures	45,988	573	253	514	47,328

Operating income (loss)	249,053	2,310	1,813	(11,614)	241,562
Other income (expense), net					(13,021)

Income before income taxes					$228,541

(1)	Intersegment revenues of $167.2 million have been eliminated in consolidation.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

	For the Six Months Ended June 30, 2007
	Refining Group	Retail Group	Wholesale Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,463,981	$65,352	$123,840	$—	$2,653,173
Intersegment revenues (1)	142,090	3,174	21,911	—	—
Depreciation and amortization	16,152	486	221	50	16,909
Capital expenditures	68,771	573	253	514	70,111
Operating income (loss)	345,519	2,310	1,813	(19,189)	330,453
Other income (expense), net					(11,267)

Income before income taxes					$319,186

Total assets, excluding goodwill, at June 30, 2007	$2,314,288	$149,910	$189,844	$472,412	$3,126,454
Goodwill (2)	206,894	23,002	19,660	—	249,556

Total assets at June 30, 2007	$2,521,182	$172,912	$209,504	$472,412	$3,376,010

(1)	Intersegment revenues of $167.2 million have been eliminated in consolidation.

(2)	Represents preliminary amounts for goodwill and allocation as of June 30, 2007.
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

Level 1	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable and cannot be corroborated by market data or other entity-specific inputs.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
     The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and the basis for that measurement:

		Quoted Prices in
		Active Markets for
	Fair Value	Identical Assets or	Significant Other	Significant
	Measurement at June	Liabilities	Observable Inputs	Unobservable Inputs
	30, 2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Interest rate swap	$733	$—	$733	$—
Financial liabilities:
Derivative liabilities	4,800	—	4,800	—
6. Inventories
     Inventories were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Refined products (1)	$210,711	$308,603
Crude oil and other raw materials	283,458	262,809
Lubricants	16,824	15,750
Convenience store merchandise	11,147	11,510

Inventories	$522,140	$598,672

(1)	Includes $13.5 million and $24.0 million of inventory valued using the FIFO valuation method at June 30, 2008 and December 31, 2007, respectively.
     The Company determines market value inventory adjustments by evaluating crude oil and refined products inventory on an aggregate basis by geographic region using primarily the LIFO valuation method. The Company estimates the interim LIFO reserve based on the expected year-end inventory volumes due to fluctuations in inventory. The excess of the current cost of inventories over LIFO cost was $537.8 million at June 30, 2008, and $256.1 million at December 31, 2007. The change in the LIFO reserve from December 31, 2007, decreased earnings per diluted share, net of tax, by $1.50 and $2.98 for the three and six months ended June 30, 2008, respectively.
     During the first and second quarter of 2008, the Company recorded LIFO liquidations caused by permanent decreased levels in inventories that are consistent with the Company’s expectations of year-end inventory levels. The effect of these liquidations increased gross profit by $46.9 million, net income by $23.8 million and earnings per diluted share by $0.35 for the three months ended June 30, 2008. The effect of these liquidations increased gross profit by $50.0 million, net income by $35.8 million and earnings per diluted share by $0.53 for the six months ended June 30, 2008. There were no LIFO liquidations during the first half of 2007. LIFO cost per barrel of the Company’s refined products and crude oil and other raw materials inventories as of June 30, 2008 and December 31, 2007 is shown below:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

	June 30, 2008			December 31, 2007
	(In thousands, except cost per barrel)
			LIFO
			Cost Per
	Barrels	LIFO Cost	Barrel	Barrels	LIFO Cost	LIFO Cost Per Barrel
Refined products	2,719	$197,164	$72.51	3,907	$284,621	$72.85
Crude oil and other raw materials	5,064	283,458	55.98	4,848	262,809	54.21

	7,783	$480,622	61.75	8,755	$547,430	62.53

     Based on seasonally lower product demand in the Four Corners area in the winter months and to manage its working capital, the Company has undertaken activities to temporarily remove much of the crude oil from the pipeline running from Southeast New Mexico to Northwest New Mexico, which the Company expects would have an impact on its LIFO inventory calculation for the third and fourth quarters of 2008. It is currently anticipated that the pipeline will be returned to service next spring to meet seasonally higher product demand in the summer months.
7. Other Current Assets
     Other current assets were as follows:

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Income tax receivable	$—	$64,187
Materials and chemicals inventories	27,162	22,636
Swap contracts (crude and finished products)	16,137	10,429
Spare parts inventories	908	859
Other	914	330

Other current assets	$45,121	$98,441

8. Property, Plant, and Equipment
     Property, plant and equipment were as follows:

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Refinery facilities and related equipment	$1,457,814	$1,245,323
Pipelines, terminals and related equipment	90,663	98,945
Retail and wholesale facilities and related equipment	169,046	151,202
Other	8,870	8,525
Construction in progress	194,849	306,228

	1,921,242	1,810,223
Accumulated depreciation	(129,070)	(83,996)

Property, plant and equipment, net	$1,792,172	$1,726,227

      The changes reflected from December 31, 2007 to June 30, 2008 in Pipelines, Terminals and related equipment and Retail and wholesale facilities and related equipment is primarily the result of the transfer of property and equipment from the refining segment to the wholesale segment as discussed in Note 4.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
     The Company capitalized $1.5 million and $4.5 million of interest expense for the three and six months ended June 30, 2008, respectively. The Company capitalized $0.5 million of interest expense for the three and six months ended June 30, 2007.
9. Asset Retirement Obligations (AROs)
     The Company accounts for AROs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). The estimated fair value of the ARO is based on the estimated current cost escalated by an inflation rate and discounted using a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until the Company settles the liability. The legally restricted assets that are set aside for purposes of settling ARO liabilities were $0.4 million as of June 30, 2008 and December 31, 2007, and are included in “Other assets, net of amortization” in the Company’s Condensed Consolidated Balance Sheet. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.
     During the first quarter of 2008, the Company completed the construction of an overhead bridge that provides piping and conduit interconnection between the south side and the north side of the El Paso refinery. The Company is legally obligated to dismantle the bridge at the end of its useful life, therefore, an ARO was recorded during the first quarter of 2008. The following table reconciles the beginning and ending aggregate carrying amount of the Company’s AROs for the six months ended June 30, 2008:

June 30,
2008
(In thousands)
Liability at beginning of year	$4,021
Liabilities incurred	662
Liabilities settled	—
Accretion expense	151

Liability at end of period	$4,834

10. Goodwill and Other Intangible Assets
     The Company had goodwill of $299.6 million at June 30, 2008, and December 31, 2007. This goodwill is not deductible for income tax reporting purposes. The Company performs annual impairment testing of its goodwill based on the estimated fair value of its reporting units, which is estimated based on consideration given to discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. Lastly, various market based methods including market capitalization, EBITDA multiples, and refining complexity barrels are considered. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. The Company’s policy is to test goodwill for impairment annually each year or more frequently if indications of impairment exist.
     The Company also performs annual impairment testing of its intangible assets not subject to amortization. The Company’s policy is to test intangible assets not subject to amortization for impairment annually each year or more frequently if indications of impairment exist. The fair value of these intangibles is estimated based on expected future cash flows. The risk of goodwill and other intangible asset impairment losses may increase to the extent the Company’s market capitalization, results of operations or cash flows decline. Impairment losses may result in a material, non-cash write-down of goodwill or other intangible assets. Furthermore, impairment losses could have a material adverse effect on the Company’s results of operations and shareholders’ equity.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
     A summary of intangible assets that are included in “Other Assets” in the Condensed Consolidated Balance Sheet is presented in the table below:

	June 30, 2008			December 31, 2007
							Weighted Average
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross carrying Value	Accumulated Amortization	Net Carrying Value	Amortization Period (Years)
	(In thousands)
Amortizable assets:
Licenses and permits	$41,964	$(3,089)	$38,875	$40,109	$(2,269)	$37,840	12.2
Paid-up technology	9,600	(1,432)	8,168	9,600	(437)	9,163	13.0
Customer relationships	6,300	(238)	6,062	3,300	(124)	3,176	15.0
Right-of-ways	4,101	(557)	3,544	803	(29)	774	19.9
Other	915	(86)	829	915	(46)	869	12.0

	62,880	(5,402)	57,478	54,727	(2,905)	51,822

Unamortizable assets:
Trademarks	5,300	—	5,300	5,300	—	5,300
Liquor licenses	15,299	—	15,299	14,872	—	14,872

	$83,479	$(5,402)	$78,077	$74,899	$(2,905)	$71,994

     Intangible asset amortization expense for the three and six months ended June 30, 2008 was $1.4 million and $2.5 million, respectively, based upon estimated useful lives ranging from 12 to 20 years. Intangible asset amortization for the three and six months ended June 30, 2007 was $0.3 million. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows (in thousands):

2008 remainder	$2,453
2009	4,905
2010	4,905
2011	4,905
2012	4,905
2013	4,905
11. Other Assets, Net of Amortization
     Other assets, net of amortization, consisted of the following:

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Intangible assets, other than goodwill	$78,077	$71,994
Unamortized loan fees	18,859	16,889
Other	10,896	7,902

Other assets, net of amortization	$107,832	$96,785

     On June 30, 2008, the Company entered into an amendment to its revolving credit agreement, an amendment to its term loan credit agreement and a letter of credit agreement. See Note 13, “Long-Term Debt.” During the second quarter of 2008, the Company incurred $12.7 million in deferred financing fees related to these amendments and the new letter of credit agreement. Also, as a result of the amendment to the term loan agreement, the Company wrote-off $10.9 million of unamortized loan fees related to the deferred financing costs incurred in May 2007.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
12. Accrued Liabilities
     Accrued liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Excise taxes	$30,992	$38,122
Payroll and related costs	27,776	30,860
Accrued interest	13,238	—
Property taxes	9,422	14,157
Environmental reserve	7,964	12,582
Other	15,035	12,034

Total	$104,427	$107,755

13. Long-Term Debt
     The Company’s long-term debt consisted of the following:

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Term Loan Agreement	$1,287,000	$1,293,500
2007 Revolving Credit Agreement	230,000	290,000

Total long-term debt	1,517,000	1,583,500
Current portion of long-term debt	(13,000)	(13,000)

Long-term debt, net of current portion	$1,504,000	$1,570,500

     Term Loan Credit Agreement. On May 31, 2007, in connection with the acquisition of Giant, the Company entered into a Term Loan Credit Agreement with a group of banks, which was later amended on June 30, 2008 (as so amended, the “Term Loan Agreement”). The Term Loan Agreement has a maturity date of May 30, 2014 and provides for loans of up to $1,400.0 million, of which $1,125.0 million was borrowed on May 31, 2007, to fund the acquisition, and $275.0 million was borrowed on July 5, 2007, to pay off Giant’s 11% Senior Subordinated Notes and 8% Senior Subordinated Notes (together the “Senior Subordinated Notes”). The Term Loan Agreement is secured by the Company’s fixed assets, including its refineries.
     The Term Loan Agreement provides for principal payments of 0.25% of the original principal amount of the loan on a quarterly basis ($13.0 million annually for the next six years with the remaining balance due on the maturity date). The Company made principal payments on the Term Loan of $106.5 million in 2007 and $6.5 million in the first half of 2008. In addition, the Term Loan Agreement also contains certain mandatory prepayment provisions for excess cash flow and upon the issuances of certain debt.
     Following the amendments of the Term Loan Agreement, interest rates for borrowings under the Term Loan Agreement (depending on the type of borrowing) are equal to LIBOR plus 4.50%, subject to an interest rate floor of 3.25% per annum, in the case of Eurodollar rate borrowings, and the base rate plus 3.50% per annum, in the case of base rate borrowings. Further, with effect from October 1, 2008, interest rates for the Term Loan Agreement will be adjusted in inverse relation to amounts prepaid under the Term Loan Agreement ranging from LIBOR plus 6.0% per annum (for Eurodollar rate borrowings) and base rate plus 5.0% per annum (for base rate borrowings), if

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
prepayments are less than $250 million, to LIBOR plus 4.00% per annum (for Eurodollar borrowings) and base rate plus 3.50% (for base rate borrowings), if prepayments equal or exceed $750 million.
     The average interest rate under the Term Loan Agreement for the six months ended June 30, 2008, was 5.15% (which rate reflects the interest rates in effect prior to the amendment of the Term Loan Agreement on June 30, 2008).
     In connection with the amendment to the Term Loan Agreement, the Company paid an amendment fee equal to the sum of: (a) 0.50% of the term loans held by lenders executing the amendment on June 30, 2008, and will pay an additional amendment fee equal to (b) 0.50% of the term loan balance on September 30, 2008.
     In connection with the amendment to the Term Loan Agreement, the Company recorded an expense of $10.9 million related to the write-off of deferred financing costs incurred in May 31, 2007.
     2007 Revolving Credit Agreement. On May 31, 2007, the Company also entered into a Revolving Credit Agreement with a group of banks, which was later amended on June 30, 2008 (as so amended, the “2007 Revolving Credit Agreement”). The 2007 Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of the Company and its subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. Availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. On February 19, 2008, the Company exercised its option to increase the borrowing capacity under the 2007 Revolving Credit Agreement from $500 million to $800 million. As of June 30, 2008, the Company had net availability under the Revolving Credit Agreement of $40.3 million due to $529.7 million in letters of credit outstanding and $230.0 million in direct borrowings. This availability, combined with the availability under the 2008 L/C Credit Agreement, gave the Company total availability of $115.3 million at June 30, 2008. On August 5, 2008, the Company had combined availability under the Revolving Credit Agreement and the 2008 L/C Credit Agreement of $184.0 million due to $586.0 million in letters of credit outstanding and $110.0 million in direct borrowings.
     Following the amendments of the 2007 Revolving Credit Agreement, per annum interest rates for Eurodollar rate borrowings under the 2007 Revolving Credit Agreement range from LIBOR plus 2.25% to LIBOR plus 3.25%, subject to adjustment based upon the Company’s consolidated leverage ratio. Letter of credit fees per annum under the 2007 Revolving Credit Agreement range from 2.25% to 3.25%, subject in each case to adjustment based upon the Company’s consolidated leverage ratio. The quarterly commitment fees for the 2007 Revolving Credit Agreement are equal to a flat fee of 0.50% per annum.
     In connection with the amendment to the 2007 Revolving Credit Agreement, the Company paid an amendment fee of 0.50% of the commitments of each lender that executed the Amendment.
     2008 L/C Credit Agreement. The 2008 L/C Credit Agreement provides for a letter of credit facility at June 30, 2008 not to exceed $75 million, subject to a borrowing base availability based upon eligible receivables and inventory, and matures on June 30, 2009. This limit was subsequently increased to $80 million on July 3, 2008. In addition, the Company may request an increase in availability under the 2008 L/C Credit Agreement up to an aggregate limit of $200 million. The 2008 L/C Credit Agreement is secured by certain cash, accounts receivable and inventory, and is permitted to be used for general corporate purposes. The 2008 L/C Credit Agreement provides for a quarterly commitment fee of 0.50% per annum and letter of credit fees ranging from 2.25% to 3.50% per annum payable quarterly, subject to adjustment based upon the Company’s consolidated leverage ratio. Drawn amounts under letters of credit under the 2008 L/C Credit Agreement accrue interest at the base rate plus 3.50% per annum. Letters of Credit can only be issued under the 2008 L/C Credit Agreement if the net availability under the 2007 Revolving Credit Agreement is less than or equal to $120 million, subject to limited exceptions. In addition,

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
availability under the 2008 L/C Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. At June 30, 2008, there were no letters of credit outstanding under the 2008 L/C Credit Agreement.
     Guarantees. The Term Loan Agreement, the 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement (together, the “Agreements”) are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.
     Certain Covenants in Agreements. The Agreements contain certain covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage, maximum leverage and minimum EBITDA. The Agreements contain no minimum interest coverage ratio (as defined therein) for the quarter ended June 30, 2008; however, the minimum interest coverage ratio must be no less than 1.50 to 1.00 as of September 30, 2008 and March 31, 2009, at which time it is increased to 1.75 to 1.00. The Agreements also contain no maximum leverage ratio (as defined therein) until March 31, 2009, at which point the maximum leverage ratio must be no greater than 5.00 to 1.00 (prior to the issuance of certain subordinated indebtedness) and no greater than 5.50 to 1.00 (upon the issuance of certain subordinated indebtedness). Effective beginning the quarter ended June 30, 2009, the maximum leverage ratio must be no greater than 4.75 to 1.00 (prior to the issuance of certain subordinated indebtedness) and no greater than 5.25 to 1.00 (upon the issuance of certain subordinated indebtedness). The Agreements also contain a minimum EBITDA covenant, where consolidated EBITDA (as defined therein) must be no less than $100 million for the two consecutive fiscal quarters ending September 30, 2008 and $175 million for the three consecutive fiscal quarters ending December 31, 2008. The Agreements also contain a senior leverage coverage covenant, which becomes effective March 31, 2009 (only upon any issuance by the Company of subordinated indebtedness) and which must be no greater than 4.50 to 1.00 as of such date, and no greater than 4.25 to 1.00 as of June 30, 2009. The Company has also agreed to not pay cash dividends on its common stock through 2009.
     Interest rate swap. On January 31, 2008, the Company entered into an amortizing LIBOR interest rate swap to manage the variability of cash flows related to the interest payments for the variable-rate term loan. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in LIBOR on the principal of the variable-rate term loan. The notional amount of the swap is $1.0 billion in year one, $750.0 million in year two, $500.0 million in year three, and $250.0 million in year four. The LIBOR interest rate is fixed at 3.645% for the life of the swap, which matures on January 31, 2012. The Company designated this receive-variable and pay-fixed swap as a cash flow hedge. The Company evaluates the effectiveness of the cash flow hedge derivative on a quarterly basis. As of June 30, 2008, the hedge was highly effective. The interest rate swap had a fair value of $0.7 million at June 30, 2008. This value was determined in accordance with SFAS No. 157 using level 2 observable inputs and approximates the net gain that would have been realized if the hedge contract had been settled at June 30, 2008. At each period end, changes in the fair value of the interest rate swap are reflected in other long-term assets or liabilities and the gain or loss resulting from the change in fair value from period to period is deferred and included as a component of other comprehensive income. Subsequent to June 30, 2008, the Company terminated the interest rate swap at minimal cost to the Company.
Letters of Credit
     The 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement provide for the issuance of letters of credit. The Company obtains letters of credit and cancels them on a monthly basis depending upon its needs. At June 30, 2008, there were $529.7 million of irrevocable letters of credit outstanding, primarily issued to crude oil suppliers under the 2007 Revolving Credit Agreement. At June 30, 2008, there were no letters of credit outstanding under the 2008 L/C Credit Facility. On August 5, 2008, the Company had $586.0 million in letters of credit

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
outstanding under the 2007 Revolving Credit Agreement and no letters of credit outstanding under the 2008 L/C Credit Agreement, respectively.
14. Income Taxes
     The effective tax rate for the three and six months ended June 30, 2008 was 49.2% and 28.4%, respectively, as compared to the federal statutory rate of 35%. The effective tax rate for the six months ended June 30, 2008, was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel, the manufacturing activities deduction and the Company’s estimated annual taxable income. The effective rate for the three months ended June 30, 2008, was higher primarily to adjust the annualized rate based on estimated taxable income.
     The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. The Company has recorded a liability of $5.8 million, including interest and penalties of $0.3 million, for unrecognized tax benefits, of which $0.5 million would affect the Company’s effective tax rate if recognized. The tax years 2004-2007 remain open to examination by the major tax jurisdictions to which the Company is subject.
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
Pension Plans
     The Company sponsors a pension plan for certain El Paso refinery employees. As a result of the Giant acquisition, the Company became the plan sponsor of a pension plan covering certain employees of the Yorktown refinery. The components of the net periodic benefit cost associated with the Company’s pension plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net periodic benefit cost includes:
Service cost	$984	$712	$1,968	$1,276
Interest cost	809	531	1,619	968
Expected return on assets	(498)	(211)	(996)	(361)
Amortization of net loss	204	202	407	404

Net periodic benefit cost	$1,499	$1,234	$2,998	$2,287

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
Postretirement Benefits
     The Company sponsors a postretirement medical benefit plan for certain El Paso refinery employees. In connection with the Giant acquisition, the Company became the sponsor of a postretirement benefit plan covering certain employees of the Yorktown refinery. The components of net periodic benefit cost associated with the Company’s postretirement medical benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net periodic benefit cost includes:
Service cost	$88	$38	$176	$51
Interest cost	119	55	238	81
Amortization of net gain	—	—	—	—

Net periodic benefit cost	$207	$93	$414	$132

     The Company contributed $7.1 million for the pension plan covering certain El Paso refinery employees in the six months ended June 30, 2008 and expects to make quarterly contributions of $0.8 million for the second half of 2008 for this plan. In addition, the Company expects to contribute $3.1 million to its pension plan for the Yorktown refinery in the third quarter of 2008. The Company is not required to fund the postretirement medical plan for either the El Paso refinery or the Yorktown refinery on an annual basis.
16. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil and refined product forward contracts to facilitate the supply of crude oil to the refineries and the sale of refined products. During the six months ended June 30, 2008, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil and refined products, which qualify as normal purchases and normal sales that are exempt from SFAS No. 133.
     The Company also uses crude oil and refined products futures, swap contracts or options to mitigate the change in value for a portion of its volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and no other cash payments are made. The Company elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. The contract fair value is reflected on the balance sheet and the related net gain or loss is recorded as a gain (loss) from derivative activities in the statement of operations. Various third-party sources are used to determine fair values for the purpose of marking to market the derivative instruments at each period end. At June 30, 2008, the Company had open commodity derivative instruments consisting of price swaps on 1.4 million barrels of refined products, primarily to fix margins on refined product sales for future quarters in 2008. These open instruments had total unrealized net losses at June 30, 2008, of approximately $4.8 million, which was included in current liabilities. At December 31, 2007, the fair value of the outstanding contracts was a net unrealized loss of $5.2 million, of which $0.5 million was in current assets and $5.7 million was in current liabilities. The Company recognized $11.4 million and $8.5 million losses for the three months ended June 30, 2008 and 2007, respectively; and a $13.8 million and $10.5 million loss for the six months ended June 30, 2008 and 2007, respectively.
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
JUNE 30, 2008
(UNAUDITED)
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
     The Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF Issue No. 06-11”) on January 1, 2008. EITF Issue No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. The adoption of EITF Issue No. 06-11 did not have an impact on the Company’s financial position or results of operations during the first half of 2008.
     Using a forfeiture rate of 0%, the Company recorded compensation expense of $1.3 million for the three months ended June 30, 2008, of which $0.3 million was included in direct operating expenses and $1.0 million in selling, general and administrative expenses. The tax benefit related to these expenses was $0.5 million for the three months ended June 30, 2008, using a blended rate of 37.17%. The aggregate fair value at the grant date of the shares vested during the three months ended June 30, 2008, was $0.5 million. The related aggregate intrinsic value of these shares was $0.2 million at the vesting date. For the three months ended June 30, 2007, stock-based compensation expense was $4.1 million of which $0.3 million was included in direct operating expenses and $3.8 million in selling, general and administrative expenses with a related tax benefit of $1.5 million. No expense was capitalized in either period.
     Using a forfeiture rate of 0%, the Company recorded compensation expense of $5.1 million for the six months ended June 30, 2008, of which $0.6 million was included in direct operating expenses and $4.5 million in selling, general and administrative expenses. The tax benefit related to these expenses was $1.9 million for the six months ended June 30, 2008, using a blended rate of 37.17%. The aggregate fair value at the grant date of the shares vested during the six months ended June 30, 2008, was $5.6 million. The related aggregate intrinsic value of these shares was $4.4 million at the vesting date. For the six months ended June 30, 2007, stock-based compensation expense was $7.9 million of which $0.5 million was included in direct operating expenses and $7.4 million in selling, general and administrative expenses with a related tax benefit of $2.8 million. No expense was capitalized in either period.
     As of June 30, 2008, there were 622,825 shares of restricted stock outstanding with an aggregate fair value at grant date of $12.0 million and an aggregate intrinsic value of $7.4 million as of June 30, 2008. The compensation cost of nonvested awards not recognized as of June 30, 2008, was $10.1 million, which will be recognized over a weighted average period of approximately 2.29 years. The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2008:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2007	506,562	$23.36
Awards granted	352,373	13.93
Awards vested	(277,644)	18.41
Awards forfeited	(1,266)	32.36

Nonvested at March 31, 2008	580,025	20.55
Awards granted	58,453	11.33
Awards vested	(15,653)	34.32
Awards forfeited	—	—

Nonvested at June 30, 2008	622,825	19.34

     The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of June 30, 2008, there were 2,421,746 shares of common stock reserved for future grants under this plan.
18. Stockholders’ Equity
     During the three and six months ended June 30, 2008, the Company repurchased 1,764 and 75,049 shares, respectively, of its common stock at an aggregate cost of $26,000 and $1.1 million, respectively. These repurchases, which were recorded as treasury stock, were made to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.
     On April 9, 2008, the Company announced its quarterly cash dividend of $0.06 per share on its common stock. The dividend was paid on May 7, 2008, to holders of record at the close of business on April 23, 2008.
     On June 30, 2008, as part of the amendment to its credit facilities, the Company agreed not to declare and pay cash dividends to its common stockholders until after December 31, 2009.
19. Earnings Per Share
     The Company uses the treasury stock method to determine the amount of fully diluted shares outstanding. The computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007, is presented below:

	Three Months Ended June 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$8,190	67,746,204	$0.12	$154,951	67,096,982	$2.31

Effect of dilutive securities:
Unvested restricted stock	—	22,285		—	501,291

Diluted earnings per share:
Net income	$8,190	67,768,489	$0.12	$154,951	67,598,273	$2.29

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

	Six Months Ended June 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings (loss) per share:
Net income (loss)	$(32,211)	67,663,206	$(0.48)	$217,517	67,018,345	$3.25

Effect of dilutive securities:
Unvested restricted stock	—	—		—	487,603

Diluted earnings (loss) per share:
Net income (loss)	$(32,211)	67,663,206	$(0.48)	$217,517	67,505,948	$3.22

20. Related Party Transactions
     On October 3, 2006, the Company entered into a new non-exclusive aircraft lease with an entity controlled by the Company’s majority stockholder. The lease may be terminated by either party at any time. The hourly rental payment is $1,775 per flight hour and the Company is responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company will be reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company has a policy requiring that the officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. The following table summarizes the total costs incurred for the lease of the aircraft for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Lease payments	$142	$176	$293	$369
Operating and maintenance expenses	276	301	665	661
Reimbursed by officers	(170)	(131)	(323)	(300)

Total costs	$248	$346	$635	$730

     The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004 and acquired the remaining interest in February 2008. Sales to Transmountain totaled $30.9 million and $59.5 million for the three and six months ended June 30, 2008, respectively. Total accounts receivable due from Transmountain were $1.8 million as of June 30, 2008. Total sales to Transmountain were $15.2 million and $28.8 million for the three and six months ended June 30, 2007, respectively. Total accounts receivable due from Transmountain were $2.1 million as of December 31, 2007.
     On March 1, 2008, a wholly-owned subsidiary of the Company, Western Refining LP, entered into two separate Wholesale Agreements with Transmountain. The first such agreement provides for the sale of Shell Oil Products US-branded gasoline and Western ultra low sulfur diesel (“ULSD”) by Western Refining LP to Transmountain for sale by Transmountain in Transmountain’s Shell-branded stores. This agreement expires February 28, 2018, unless terminated or extended in accordance with its terms. The terms under this agreement are based on market-based prices and contain minimum volumes that must be purchased by Transmountain. The other agreement provides for the sale of Western gasoline and Western ULSD by Western Refining LP to Transmountain for sale by Transmountain in Transmountain’s Western-branded stores. This agreement also provides for the use of the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
“Western” name and image by Transmountain in Transmountain’s Western-branded stores. This agreement expires February 28, 2018, unless terminated or extended in accordance with its terms. The terms under this agreement are based on market-based prices and contain minimum volumes that must be purchased by Transmountain.
     The Company has entered into a lease agreement with Transmountain, pursuant to which Transmountain leases certain office space from the Company. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The monthly base rental starts at $6,800, subject to adjustment at the end of the first five-year period based upon the change in the Consumer Price Index. Rental payments received from Transmountain were $20,400 and $13,600 for the three months ended June 30, 2008 and 2007, respectively. Rental payments received from Transmountain were $40,800 for the six months ended June 30, 2008 and 2007.
     On April 9, 2008, a special committee of the Company’s Board of Directors approved an agreement under which its subsidiary, Western Refining Wholesale, Inc., purchased the wholesale assets of Transmountain and Transmountain Development Company, LP for $3.0 million in cash. These assets include customer lists, contracts and access to certain fueling stations. The special committee obtained an independent fairness opinion in connection with this acquisition. This acquisition closed in the second quarter of 2008 and was accounted for as an asset purchase.
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
     As a result of the Giant acquisition, the Company assumed environmental liabilities from the Yorktown and Four Corners refineries and other projects. As of June 30, 2008, the Company had environmental liability accruals of approximately $32.1 million. As of December 31, 2007, the Company had environmental liability accruals of approximately $37.4 million. Environmental accruals are recorded in the current and long-term sections of the Company’s Condensed Consolidated Balance Sheet, according to their nature. On May 31, 2007, the Company recorded approximately $41.2 million to reflect the estimated fair value of environmental liabilities assumed in the Giant acquisition using an inflation factor of 2.7% and a discount rate of 7.1%. As of June 30, 2008, the unescalated, undiscounted environmental reserve totaled approximately $42.9 million, leaving approximately $10.8 million to be accreted over time. The table below summarizes the Company’s environmental liability accruals:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

				June 30,
	December 31, 2007	Increase (Decrease)	Payments	2008
	(In thousands)
Yorktown Refinery	$31,640	$704	$(5,796)	$26,548
Four Corners and Other	5,801	5	(205)	5,601

Totals	$37,441	$709	$(6,001)	$32,149

El Paso Refinery
     In May 2000, the Company entered into an Agreed Order with the Texas Natural Resources Conservation Commission for remediation of the south side of the El Paso refinery property. On August 7, 2000, the Company purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which the Company expensed in fiscal 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumes responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. Under the policy, environmental costs outside the scope of the Agreed Order are covered up to $20 million and require payment by the Company of a deductible as well as any costs that exceed the covered limits of the insurance policy. The Company is not aware of any other environmental costs that may be covered, and therefore, cannot reasonably estimate a liability, if any, for any other deductibles. In addition, under a settlement agreement with the Company, a subsidiary of Chevron is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but that exceed the $20 million threshold. Pursuant to the purchase agreement relating to the purchase of the north side of the El Paso refinery, Chevron retained responsibility for, and control of, certain remediation activities. The Company is not presently aware of any additional environmental costs that it would be responsible for relating to the assets acquired, and therefore, it cannot reasonably estimate a liability, if any.
     The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. The Company expects to be assessed penalties up to $1.2 million, but it cannot reasonably estimate the amount of penalties associated with the EPA Initiative. No accrual has been provided for these penalties at June 30, 2008. Based on current negotiations and information, the Company estimates the total capital expenditures necessary to address the EPA Initiative issues would be approximately $27 million of which $15.2 million has already been spent for the installation of a flare gas recovery system on the south side of the El Paso refinery, which was completed in 2007.
     In May 2008, the EPA and the Company agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit (“FCCU”) and heaters and boilers, which the Company expects will ultimately be incorporated into a final settlement agreement between the Company and the EPA. Regarding the heaters and boilers, the Company estimates remaining expenditures of approximately $12 million for nitrogen oxides (“NOx”) emission controls to be installed from 2008 through 2012 will be necessary under this agreement. This amount has been included in the Company’s estimated capital expenditures for regulatory projects and could change depending upon the actual final settlement reached. Regarding the FCCU, the Company anticipates additional operating expense to purchase catalysts, which the Company anticipates will allow it to meet the EPA Initiative NOx requirements for the FCCU.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
     The EPA has notified the Company that it intends to issue a proposed draft settlement agreement to the Company in August 2008. Based on current information, the Company does not expect any settlement pursuant to the EPA Initiative to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.
     The Texas Commission on Environmental Quality (“TCEQ”) has notified the Company that it will be presenting the Company with a proposed Agreed Order regarding six excess air emission incidents which occurred at the El Paso refinery in 2007 and early 2008. While at this time it is not known precisely how the Agreed Order may affect the Company, the Company expects corrective action to be requested with the Agreed Order and may be assessed penalties. The Company does not expect the penalty or the corrective action requested to have a material adverse effect on its business, financial condition, or results of operations or that any penalties assessed or increased costs associated with the corrective action will be material. Subsequent to the notification, the TCEQ has agreed to meet with the Company prior to issuing a proposed Agreed Order.
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
     Yorktown 1991 and 2006 Orders. In connection with the Yorktown acquisition, Giant assumed certain of BP’s obligations under an administrative order issued in 1991 by the EPA under the Resource Conservation and Recovery Act (“RCRA”) for which Giant maintains it has an indemnity right against BP. In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant will implement a clean-up plan for the refinery. Following the acquisition of Giant, the Company is completing the first phase of the plan and is in the process of negotiating with the EPA revisions to the remainder of the clean-up plan.
     The Company currently estimates that expenditures associated with the EPA order are approximately $46.4 million (up to $35.0 million of which the Company believes is subject to reimbursement by BP). During 2007, in response to the first claim requesting reimbursement from BP, the Company received a letter from BP disputing indemnification for these costs. The Company is pursuing indemnification from BP. The discounted value of this liability assumed from Giant on May 31, 2007, was $35.5 million. The Company incurred $5.8 million in the six months ended June 30, 2008 and $4.7 million in the year 2007 related to the EPA order and believes that approximately $21.0 million will be incurred between the remainder of 2008 and 2011. The remainder will be spent over a 29-year period following construction. These estimates assume that the EPA will agree with the design and specifications of the Company’s clean-up plan. These estimates also could change as a result of factors such as changes in costs of labor and materials.
     As part of the consent order clean-up plan, a portion of the facility’s underground sewer system will be cleaned, inspected, and repaired as needed. This sewer work is scheduled to begin during the construction of the corrective action management unit and related remediation work and is included in the associated cost estimate. The Company anticipates that construction of the corrective action management unit and related remediation work, which includes rerouting a section of the sewer system to allow construction, as well as sewer system inspection and repair, will be completed by December 2010 in exchange for revising the remainder of the clean-up plan to allow potential cost savings.
     Yorktown 2002 Amended Consent Decree. In May 2002, a Giant subsidiary company acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree among various parties covering many locations (the “Consent Decree”) entered in August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of NOx, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. The Company does not expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator (“ESP”) on the FCCU and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. As of June 30, 2008, the Company had expended $0.3 million controlling NOx emissions from one heater. The Company estimates additional capital expenditures of approximately $1.4 million to complete implementation of the capital expenditures required by the Consent Decree. This amount has been included in the Company’s estimated capital expenditures for regulatory projects. The Company does not expect completing the requirements of the Consent Decree to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.
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
     Based on current information, the Company has estimated the total capital expenditures that may be required pursuant to the NMED agreement would be up to approximately $60 million and will occur from 2008 to 2012. These capital expenditures would primarily be for installation of emission controls on the FCCUs and heaters and boilers, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and NOx from the refineries. As of June 30, 2008, the Company had spent $0.1 million. Prior to May 31, 2007, Giant had completed a sulfur recovery system at the Gallup refinery. Modifications to the sulfur recovery systems at the Gallup refinery were installed in early 2008 to improve performance of the units at a cost of approximately $0.6 million. Total capital expenditures could increase if these 2008 modifications to the sulfur recovery system do not adequately improve performance of this system.
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
JUNE 30, 2008
(UNAUDITED)
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
JUNE 30, 2008
(UNAUDITED)
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
     On February 25, 2008, a subsidiary of the Company which operates pipelines had Protests filed against its tariffs for its 16-inch pipeline running from Lynch, New Mexico to Bisti, New Mexico and connecting to Midland, Texas before the FERC by Resolute Natural Resources Company and Resolute Aneth, LLC (“Resolute”), the Navajo Nation and Navajo Nation Oil & Gas Company (“NNOG”). On March 7, 2008, the FERC dismissed these Protests. Resolute and NNOG then filed a request for reconsideration with the FERC, which the FERC denied confirming its earlier dismissal of these Protests.
Other matters
     The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I — Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007, or 2007 Form 10-K, under Part II — Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and elsewhere in this report. You should read such “Risk Factors.” In this Item 2, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc. and its subsidiaries, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, as a result of the Giant acquisition, we now also own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, as well as asphalt terminals in Phoenix, Arizona; Tucson, Arizona; Albuquerque; and El Paso. As of June 30, 2008, we also own and operate 154 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and a wholesale petroleum products distributor, which operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
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
     Prior to the acquisition of Giant, we generated substantially all of our revenues from our refining operations in El Paso. By expanding our refining operations from one to four facilities, we diversified our operations. In addition, we increased our sour and heavy crude oil processing capacity as a percent of our total capacity from 12% to approximately 30%. Sour and heavy crude oil is generally less expensive to acquire. We expect our combined sour and heavy crude oil processing capability to reach approximately 45% by the end of 2009, following the completion of our previously announced acid and sulfur gas facilities and our gasoline desulfurization projects at our El Paso refinery. The Yorktown refinery also has the flexibility for future growth initiatives given its ability to process cost-advantaged feedstocks. With the acquisition, we also gained a diverse mix of complementary retail and wholesale businesses.
     In 2005, Giant purchased an inactive pipeline running from Southeast New Mexico to Northwest New Mexico. The pipeline has been reversed and upgraded to transport crude oil from Southeast New Mexico to the Four Corners region. Crude oil began pumping into this pipeline in July 2007 and reached the Four Corners refineries in August 2007. This incremental supply of crude oil in the Four Corners region provides enough feedstock for our two Four Corners refineries to run at increased capacity rates. Based on seasonally lower product demand in the Four Corners area in the winter months and to manage our working capital, we have undertaken activities to temporarily remove much of the crude oil from the pipeline, which we expect would have an impact on our LIFO inventory calculation for the third and fourth quarters of 2008. It is currently anticipated that the pipeline will be returned to service next spring to meet seasonally higher product demand in the summer months. See Item 1A. “Risk Factors — We may not be able to run our Four Corners refineries at increased rates” in our 2007 Form 10-K.
Major Influences on Results of Operations
     Refining. Our earnings and cash flows from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline and other refined products, which in turn depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; the availability of imports; the marketing of competitive fuels; and government regulation. While our net sales fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flow from our operations. In particular, our refining margins have deteriorated in 2008 due to substantial increases in feedstock costs and lower increases in gasoline prices.
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
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended with gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast.
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
     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory of crude oil and refined products is valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. For periods in which the market price declines below our LIFO cost basis, we are subject to significant fluctuations in the recorded value of our inventory and related cost of products sold. Due to recent cost escalations in crude oil and other blendstocks, we have also experienced increases in our LIFO reserves during the six months ended June 30, 2008. We also experienced LIFO liquidations during the same period based on permanent decreased levels in our inventories. See Note 6, “Inventories” in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on the impact of LIFO inventory accounting.
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
Acquisition of Giant
     On May 31, 2007, we completed the acquisition of Giant. Under the terms of the merger agreement, Western acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In connection with the acquisition, we borrowed an additional $275.0 million on July 5, 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes. Our statements of operations for the three and six months ended June 30, 2008, include interest expense of $17.7 million and $34.9 million, respectively, associated with this term loan and the revolving credit facility net of $1.5 million and $4.5 million of capitalized interest, respectively. Interest expense associated with this term loan and the revolving credit facility for the three and six months ended June 30, 2007 was $7.0 million, net of $0.5 million of capitalized interest.
     Prior to the acquisition of Giant on May 31, 2007, we generated substantially all of our revenues from our refining operations in El Paso. The financial information included in this report for 2008 include the results of operations for the three refineries and the wholesale and retail operations acquired from Giant for all periods presented; however, the financial information included in this report for 2007 include only one month of Giant’s results of operations.
Write-off of Unamortized Loan Fees
     On June 30, 2008, we entered into an amendment to our term loan credit agreement. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred financing costs incurred in May 31, 2007. See Note 13, “Long-Term Debt” to the Condensed Consolidated Financial Statements included in this quarterly report for detailed information on our long-term debt agreements.
Planned Maintenance Turnaround
     During the three and six months ended June 30, 2008, we incurred costs of $0.2 million and $1.2 million, respectively, in anticipation of a maintenance turnaround scheduled for the first quarter of 2009 at the north side of the El Paso refinery. We expense the cost of maintenance turnarounds when the expense is incurred. Most of our competitors, however, capitalize and amortize maintenance turnarounds.
Critical Accounting Policies and Estimates
     We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. In order to apply these principles, we must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies, certain of which are discussed below, could materially affect the amounts recorded in our financial statements. Our critical accounting policies and estimates are discussed in detail under Part I. — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K.
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
     We also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS No. 159, on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS No. 161. The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for us beginning January 1, 2009. The principal impact from this standard will be to require us to expand our disclosures regarding our derivative instruments.
     On April 25, 2008, the FASB issued FASB Staff Position, or FSP, FAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP No. 142-3. The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other guidance under U.S. GAAP. We are currently evaluating the potential impact, if any, of FSP No. 142-3 on our financial position and results of operations.
     On June 16, 2008, the FASB issued Final FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The statement addresses unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for us beginning January 1, 2009, and interim periods after that. We are currently evaluating the potential impact, if any, of FSP No. EITF 03-6-1 on our financial position and results of operations.

Results of Operations
     The following tables summarize the financial data and key operating statistics for the Company for the three and six months ended June 30, 2008 and 2007. The financial information included in this report for 2008 includes the results of operations for the three refineries and the wholesale and retail operations acquired from Giant for all periods presented; however, the financial information included in this report for 2007 includes only one month of Giant’s results of operations. Prior to the acquisition of Giant on May 31, 2007, Western operated as one business segment. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto, in particular Note 3, “Acquisition of Giant Industries, Inc.,” included elsewhere in this report.
Consolidated
     The following tables set forth our summary historical financial and operating data for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007 (1)	2008	2007 (1)
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Statement of Operations Data:
Net sales	$3,352,463	$1,659,154	$5,903,534	$2,653,173
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,104,022	1,312,110	5,506,868	2,156,257
Direct operating expenses (exclusive of depreciation and amortization)	133,418	75,205	266,339	121,748
Selling, general and administrative expenses	27,993	17,777	57,551	27,806
Maintenance turnaround expense	255	—	1,210	—
Depreciation and amortization	27,752	12,500	53,349	16,909

Total operating costs and expenses	3,293,440	1,417,592	5,885,317	2,322,720

Operating income	59,023	241,562	18,217	330,453
Interest income	381	5,970	952	10,175
Interest expense	(20,121)	(9,189)	(38,685)	(9,498)
Amortization of loan fees	(856)	(289)	(1,681)	(414)
Write-off of unamortized loan fees	(10,890)	—	(10,890)	—
Loss from derivative activities	(11,367)	(8,543)	(13,848)	(10,559)
Other income (expense)	(58)	(970)	934	(971)

Income (loss) before income taxes	16,112	228,541	(45,001)	319,186
Provision for income taxes	(7,922)	(73,590)	12,790	(101,669)

Net income (loss)	$8,190	$154,951	$(32,211)	$217,517

Basic earnings (loss) per share	$0.12	$2.31	$(0.48)	$3.25
Dilutive earnings (loss) per share	$0.12	$2.29	$(0.48)	$3.22
Weighted average basic shares outstanding	67,746	67,097	67,663	67,018
Weighted average dilutive shares outstanding	67,768	67,598	67,663	67,506
Cash dividends declared per share	$0.06	$0.06	$0.06	$0.10
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$(32,391)	$159,920	$36,251	$227,991
Investing activities	(46,014)	(1,101,504)	(116,567)	(1,126,680)
Financing activities	156,968	1,103,932	(90,360)	1,099,558
Other Data:
Adjusted EBITDA(2)	$75,986	$250,519	$60,814	$346,007
Capital expenditures	46,239	47,328	116,792	70,111

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007 (1)	2008	2007 (1)
Balance Sheet Data (end of period):
Cash and cash equivalents			$118,889	$464,034
Working capital			432,619	601,107
Total assets			3,475,664	3,376,010
Total debt			1,517,000	1,423,725
Stockholders’ equity			724,558	737,282

	Three Months Ended June 30,
	2008				2007
		Legacy	Intercompany			Legacy	Intercompany
	El Paso	Giant	Transactions	Total	El Paso	Giant (1)	Transactions	Total
	(In thousands)				(In thousands)
Net sales	$1,797,765	$2,109,188	$(554,490)	$3,352,463	$1,311,932	$444,307	$(97,085)	$1,659,154
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,669,748	1,988,764	(554,490)	3,104,022	1,013,908	395,287	(97,085)	1,312,110
Direct operating expenses (exclusive of depreciation and amortization)	47,105	86,313		133,418	51,805	23,400		75,205
Selling, general and administrative expenses	9,595	18,398		27,993	13,348	4,429		17,777
Maintenance turnaround expense	255	—		255	—	—		—
Depreciation and amortization	5,321	22,431		27,752	5,134	7,366		12,500

Total operating costs and expenses	1,732,024	2,115,906	(554,490)	3,293,440	1,084,195	430,482	(97,085)	1,417,592

Operating income (loss)	$65,741	$(6,718)	$—	$59,023	$227,737	$13,825	$—	$241,562

	Six Months Ended June 30,
	2008				2007
		Legacy	Intercompany			Legacy	Intercompany
	El Paso	Giant	Transactions	Total	El Paso	Giant (1)	Transactions	Total
	(In thousands)				(In thousands)
Net sales	$3,210,382	$3,618,718	$(925,566)	$5,903,534	$2,305,951	$444,307	$(97,085)	$2,653,173
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,016,516	3,415,918	(925,566)	5,506,868	1,858,055	395,287	(97,085)	2,156,257
Direct operating expenses (exclusive of depreciation and amortization)	95,339	171,000		266,339	98,348	23,400		121,748
Selling, general and administrative expenses	23,938	33,613		57,551	23,377	4,429		27,806
Maintenance turnaround expense	1,210	—		1,210	—	—		—
Depreciation and amortization	10,764	42,585		53,349	9,543	7,366		16,909

Total operating costs and expenses	3,147,767	3,663,116	(925,566)	5,885,317	1,989,323	430,482	(97,085)	2,322,720

Operating income (loss)	$62,615	$(44,398)	$—	$18,217	$316,628	$13,825	$—	$330,453

(1)	Includes the results of operations for Giant beginning June 1, 2007, the date of the acquisition.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income (loss)	$8,190	$154,951	$(32,211)	$217,517
Interest expense	20,121	9,189	38,685	9,498
Provision for income taxes	7,922	73,590	(12,790)	101,669
Amortization of loan fees	856	289	1,681	414
Write-off of unamortized loan fees	10,890	—	10,890	—
Depreciation and amortization	27,752	12,500	53,349	16,909
Maintenance turnaround expense	255	—	1,210	—

Adjusted EBITDA	$75,986	$250,519	$60,814	$346,007

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants and merchandise, net of customer rebates or discounts, and excise taxes. Net sales for the three months ended June 30, 2008 were $3,352.5 million, compared to $1,659.2 million for the three months ended June 30, 2007, an increase of $1,693.3 million, or 102.1%. This increase primarily resulted from the impact of the Giant acquisition ($1,664.9 million) and higher sales prices for refined products at the El Paso refinery. The average sales price per barrel at El Paso increased from $93.71 in the second quarter of 2007, to $136.56 in the second quarter of 2008. Net sales were reduced by $554.5 million and $97.1 million for the three months ended June 30, 2008 and 2007, respectively, to account for intercompany transactions that have been eliminated from net sales in consolidation.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily include cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation and distribution costs. Cost of products sold was $3,104.0 million for the three months ended June 30, 2008, compared to $1,312.1 million for the three months ended June 30, 2007, an increase of $1,791.9 million, or 136.6%. This increase was primarily the result of the impact of the Giant acquisition ($1,593.5 million), and higher crude oil costs at the El Paso refinery. The average price per barrel at El Paso increased from $63.46 in the second quarter of 2007, to $123.6 in the second quarter of 2008. Cost of products sold was reduced by $554.5 million and $97.1 million for the three months ended June 30, 2008 and 2007, respectively, to account for intercompany transactions that have been eliminated from cost of products sold in consolidation.

     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes and other direct operating expenses. Direct operating expenses were $133.4 million for the three months ended June 30, 2008, compared to $75.2 million for the three months ended June 30, 2007, an increase of $58.2 million, or 77.4%. This increase primarily resulted from the Giant acquisition ($62.9 million), and increases at the El Paso refinery related to natural gas expense ($2.9 million) and general maintenance costs ($1.2 million). These increases were partially offset by decreased personnel costs at El Paso, mainly related to incentive compensation ($8.8 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $28.0 million for the three months ended June 30, 2008, compared to $17.8 million for the three months ended June 30, 2007, an increase of $10.2 million, or 57.5%. This increase primarily resulted from the Giant acquisition ($14.0 million), and increases at the El Paso refinery of professional and legal fees ($0.5 million). These increases were partially offset by decreased personnel costs mainly related to stock-based compensation and incentive compensation ($4.2 million) at the El Paso refinery.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the quarter ended June 30, 2008, we incurred costs of $0.2 million in anticipation of a turnaround scheduled for the first quarter of 2009 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2008, was $27.8 million, compared to $12.5 million for the three months ended June 30, 2007. The increase was primarily due to the Giant acquisition ($15.1 million).
     Operating Income. Operating income was $59.0 million for the three months ended June 30, 2008, compared to operating income of $241.6 million for the three months ended June 30, 2007, a decrease of $182.5 million. This decrease is attributable primarily to decreased refinery gross margins in the second quarter of 2008 compared to the second quarter of 2007, and increased operating costs and expenses resulting from the Giant acquisition.
     Interest Income. Interest income for the three months ended June 30, 2008 and 2007, was $0.4 million and $6.0 million, respectively. The decrease is primarily attributable to decreased balances of cash for investment.
     Interest Expense. Interest expense for the three months ended June 30, 2008 and 2007, was $20.1 million (net of capitalized interest of $1.5 million) and $9.2 million (net of capitalized interest of $0.5 million), respectively. The increase was due to an increase in outstanding debt as a result of the Giant acquisition. In May 2007, we entered into a term loan credit agreement to fund the acquisition. Our results of operations for the quarter ended June 30, 2007, include only one month of interest expense associated with this term loan credit agreement.
     Write-off of Unamortized Loan Fees. On June 30, 2008, we entered into an amendment to our term loan credit agreement discussed above. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred financing costs incurred in May 2007.
     Loss from Derivative Activities. The net loss from derivative activities was $11.4 million for the three months ended June 30, 2008, compared to an $8.5 million net loss for the three months ended June 30, 2007. The difference between the two periods primarily was attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. We recorded income tax expense of $7.9 million for the quarter ended June 30, 2008, using an estimated effective tax rate of 49.2%, as compared to the Federal statutory rate of 35%. The effective rate for the three months ended June 30, 2008, was higher primarily to adjust the annualized rate based on estimated taxable income.
     Net Income. We reported a net income of $8.2 million for the three months ended June 30, 2008, representing $0.12 net earnings per share for the second quarter of 2008 on weighted average dilutive shares outstanding of

67.8 million. For the second quarter of 2007, we reported net income of $155.0 million representing $2.29 net income per share on weighted average dilutive shares outstanding of 67.6 million.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants and merchandise, net of customer rebates or discount and excise taxes. Net sales for the six months ended June 30, 2008 were $5,903.5 million, compared to $2,653.2 million for the six months ended June 30, 2007, an increase of $3,250.3 million, or 122.5%. This increase primarily resulted from the impact of the Giant acquisition ($3,174.4 million) and higher sales prices for refined products at the El Paso refinery. The average sales price per barrel at El Paso increased from $84.27 in the first six months of 2007, to $122.33 in the first six months of 2008. Net sales were reduced by $925.6 million and $97.1 million for the six months ended June 30, 2008 and 2007, respectively, to account for intercompany transactions that have been eliminated from net sales in consolidation.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily include cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation and distribution costs. Cost of products sold was $5,506.9 million for the six months ended June 30, 2008, compared to $2,156.3 million for the six months ended June 30, 2007, an increase of $3,350.6 million, or 155.4%. This increase was primarily the result of the impact of the Giant acquisition ($3,020.6 million), and higher crude oil costs at the El Paso refinery. The average price per barrel at El Paso increased from $60.62 in the first six months of 2007, to $111.98 in the first six months of 2008. Cost of products sold was reduced by $925.6 million and $97.1 million for the six months ended June 30, 2008 and 2007, respectively, to account for intercompany transactions that have been eliminated from cost of products sold in consolidation.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes and other direct operating expenses. Direct operating expenses were $266.3 million for the six months ended June 30, 2008, compared to $121.7 million for the six months ended June 30, 2007, an increase of $144.6 million, or 118.8%. This increase primarily resulted from the Giant acquisition ($147.6 million), and increases at the El Paso refinery related to natural gas expense ($3.3 million) and general maintenance costs ($2.8 million). These increases were partially offset by decreased personnel costs at El Paso mainly related to incentive compensation ($9.7 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $57.6 million for the six months ended June 30, 2008, compared to $27.8 million for the six months ended June 30, 2007, an increase of $29.8 million, or 107.2%. This increase primarily resulted from the Giant acquisition ($29.2 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the six months ended June 30, 2008, we incurred costs of $1.2 million in anticipation of a turnaround scheduled for the first quarter of 2009 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2008, was $53.3 million, compared to $16.9 million for the six months ended June 30, 2007. The increase was primarily due to the Giant acquisition ($35.2 million) and the completion of various capital projects during 2007 at the El Paso refinery.
     Operating Income. Operating income was $18.2 million for the six months ended June 30, 2008, compared to operating income of $330.5 million for the six months ended June 30, 2007, a decrease of $312.3 million. This decrease is attributable primarily to decreased refinery gross margins in the first six months of 2008 compared to the first six months of 2007 and increased operating costs and expenses resulting from the Giant acquisition.
     Interest Income. Interest income for the six months ended June 30, 2008 and 2007, was $1.0 million and $10.2 million, respectively. The decrease is primarily attributable to decreased balances of cash for investment.

     Interest Expense. Interest expense for the six months ended June 30, 2008 and 2007, was $38.7 million (net of capitalized interest of $4.5 million) and $9.5 million (net of capitalized interest of $0.5 million), respectively. The increase was due to an increase in outstanding debt as a result of the Giant acquisition. In May 2007, we entered into a term loan credit agreement to fund the acquisition. Our results of operations for the six months ended June 30, 2007, include only one month of interest expense associated with this term loan credit agreement.
     Write-off of Unamortized Loan Fees. On June 30, 2008, we entered into an amendment to our term loan credit agreement discussed above. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred financing costs incurred in May 2007.
     Loss from Derivative Activities. The net loss from derivative activities was $13.8 million for the six months ended June 30, 2008, compared to a $10.5 million net loss for the six months ended June 30, 2007. The difference between the two periods primarily was attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. We recorded income tax benefit of $12.8 million for the six months ended June 30, 2008, using an estimated effective tax rate of 28.4%, as compared to the Federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel, the manufacturing activities deduction and our estimated annual taxable income.
     Net Income (Loss). We reported a net loss of $32.2 million for the six months ended June 30, 2008, representing $0.48 net loss per share for the first half of 2008 on weighted average dilutive shares outstanding of 67.7 million. For the first half of 2007, we reported net income of $217.5 million representing $3.22 net income per share on weighted average dilutive shares outstanding of 67.5 million.

Refining Segment

	Three Months Ended June 30,
	2008			2007
		Legacy			Legacy
	El Paso	Giant (2)	Total	El Paso	Giant (1)(2)(3)	Total
	(In thousands, except per barrel data)			(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,797,765	$1,461,450	$3,259,215	$1,311,932	$300,120	$1,612,052
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,669,748	1,386,107	3,055,855	1,013,908	263,774	1,277,682
Direct operating expenses (exclusive of depreciation and amortization)	47,105	57,634	104,739	51,805	17,312	69,117
Selling, general and administrative expenses	4,294	4,432	8,726	3,490	967	4,457
Maintenance turnaround expense	255	—	255	—	—	—
Depreciation and amortization	5,321	18,466	23,787	5,134	6,609	11,743

Total operating costs and expenses	1,726,723	1,466,639	3,193,362	1,074,337	288,662	1,362,999

Operating income (loss)	$71,042	$(5,189)	$65,853	$237,595	$11,458	$249,053

Key Operating Statistics:
Total sales volume (bpd) (4)	144,667	123,400	268,067	153,852	36,615	190,467
Total refinery production (bpd)	134,707	103,450	238,157	135,542	30,757	166,299
Total refinery throughput (bpd) (5)	136,635	103,976	240,611	137,482	30,708	168,190
Per barrel of throughput:
Refinery gross margin (6)	10.30	7.96	9.29	23.82	13.01	21.85
Gross profit (6)	9.87	6.01	8.20	23.41	10.64	21.08
Direct operating expenses (7)	3.79	6.09	4.78	4.14	6.20	4.52

	Six Months Ended June 30,
	2008			2007
		Legacy			Legacy
	El Paso	Giant (2)	Total	El Paso	Giant (1)(2)(3)	Total
	(In thousands, except per barrel data)			(In thousands, except per barrel data)
Net sales (including intersegment sales)	$3,210,382	$2,604,612	$5,814,994	$2,305,951	$300,120	$2,606,071
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,016,516	2,483,651	5,500,167	1,858,055	263,774	2,121,829
Direct operating expenses (exclusive of depreciation and amortization)	95,339	116,545	211,884	98,348	17,312	115,660
Selling, general and administrative expenses	9,473	8,280	17,753	5,945	966	6,911
Maintenance turnaround expense	1,210	—	1,210	—	—	—
Depreciation and amortization	10,764	34,819	45,583	9,543	6,609	16,152

Total operating costs and expenses	3,133,302	2,643,295	5,776,597	1,971,891	288,661	2,260,552

Operating income (loss)	$77,080	$(38,683)	$38,397	$334,060	$11,459	$345,519

Key Operating Statistics:
Total sales volume (bpd) (4)	144,190	122,886	267,076	151,178	18,408	169,586
Total refinery production (bpd)	129,637	104,587	234,224	133,964	15,464	149,428
Total refinery throughput (bpd) (5)	131,405	104,517	235,922	135,720	15,439	151,159
Per barrel of throughput:
Refinery gross margin (6)	8.11	6.36	7.33	18.23	13.01	17.70
Gross profit (6)	7.66	4.53	6.27	17.84	10.64	17.11
Direct operating expenses (7)	3.99	6.13	4.93	4.00	6.20	4.23

(1)	Includes the results of operations for Giant beginning June 1, 2007, the date of the acquisition.

(2)	Includes transportation and other related revenues and expenses not specific to a particular refinery.

(3)	Total sales volume, refinery production and refinery throughput related to the refineries acquired from Giant for the three and six months ended June 30, 2007, was calculated by dividing June 2007 volumes by 91 days and 181 days, respectively.

(4)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(5)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(6)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities that are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.
     The following tables reconcile gross profit to refinery gross margin for the periods presented:

	Three Months Ended June 30,
	2008			2007
		Legacy			Legacy
	El Paso	Giant	Total	El Paso	Giant	Total
	(In thousands, except per barrel data)			(In thousands, except per barrel data)
Net sales	$1,797,765	$1,461,450	$3,259,215	$1,311,932	$300,120	$1,612,052
Cost of products sold (exclusive of depreciation and amortization)	1,669,748	1,386,107	3,055,855	1,013,908	263,774	1,277,682
Depreciation and amortization	5,321	18,466	23,787	5,134	6,609	11,743

Gross profit	122,696	56,877	179,573	292,890	29,737	322,627
Plus depreciation and amortization	5,321	18,466	23,787	5,134	6,609	11,743

Refinery gross margin	$128,017	$75,343	$203,360	$298,024	$36,346	$334,370

Refinery gross margin per refinery throughput barrel	$10.30	$7.96	$9.29	$23.82	$13.01	$21.85

Gross profit per refinery throughput barrel	$9.87	$6.01	$8.20	$23.41	$10.64	$21.08

	Six Months Ended June 30,
	2008			2007
		Legacy			Legacy
	El Paso	Giant	Total	El Paso	Giant	Total
	(In thousands, except per barrel data)			(In thousands, except per barrel data)
Net sales	$3,210,382	$2,604,612	$5,814,994	$2,305,951	$300,120	$2,606,071
Cost of products sold (exclusive of depreciation and amortization)	3,016,516	2,483,651	5,500,167	1,858,055	263,774	2,121,829
Depreciation and amortization	10,764	34,819	45,583	9,543	6,609	16,152

Gross profit	183,102	86,142	269,244	438,353	29,737	468,090
Plus depreciation and amortization	10,764	34,819	45,583	9,543	6,609	16,152

Refinery gross margin	$193,866	$120,961	$314,827	$447,896	$36,346	$484,242

Refinery gross margin per refinery throughput barrel	$8.11	$6.36	$7.33	$18.23	$13.01	$17.70

Gross profit per refinery throughput barrel	$7.66	$4.53	$6.27	$17.84	$10.64	$17.11

(7)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.
     The following tables set forth our summary refining throughput and production data for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
All Refineries	2008	2007	2008	2007
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	119,958	88,990	119,942	79,644
Diesel and jet fuel	95,470	64,354	91,686	58,656
Residuum	6,670	6,222	5,701	5,917
Other	9,729	5,408	10,422	4,545

Liquid products	231,827	164,974	227,751	148,762
By-products (coke and sulfur)	6,330	1,325	6,473	666

Total refinery production (bpd)	238,157	166,299	234,224	149,428

Refinery throughput (bpd)
Sweet crude oil	160,567	124,631	157,646	116,155
Sour or heavy crude oil	61,580	23,657	58,379	17,515
Other feedstocks/blendstocks	18,464	19,902	19,897	17,489

Total refinery throughput (bpd)	240,611	168,190	235,922	151,159

El Paso Refinery

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	66,811	71,939	65,780	71,071
Diesel and jet fuel	57,626	53,881	54,221	53,391
Residuum	6,670	6,222	5,701	5,917
Other	3,600	3,500	3,935	3,585

Total refinery production (bpd)	134,707	135,542	129,637	133,964

Refinery throughput (bpd)
Sweet crude oil	104,325	108,833	103,225	108,212
Sour crude oil	22,140	12,470	16,996	11,891
Other feedstocks/blendstocks	10,170	16,179	11,184	15,617

Total refinery throughput (bpd)	136,635	137,482	131,405	135,720

Total sales volume (bpd)	144,667	153,852	144,190	151,178
Per barrel of throughput:
Refinery gross margin	$10.30	$23.82	$8.11	$18.23
Direct operating expenses	3.79	4.14	3.99	4.00
Yorktown Refinery

	Three Months Ended	One Month Ended	Six Months Ended	One Month Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007 (1)	2008	2007 (1)
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	30,877	32,855	32,892	32,855
Diesel and jet fuel	27,821	24,080	28,136	24,080
Residuum	—	—	—	—
Other	4,797	4,763	5,231	4,763

Liquid products	63,495	61,698	66,259	61,698
By-products (coke and sulfur)	6,330	4,018	6,473	4,018

Total refinery production (bpd)	69,825	65,716	72,732	65,716

Refinery throughput (bpd)
Sweet crude oil	24,110	23,000	24,551	23,000
Sour or heavy crude oil	39,440	33,932	41,383	33,932
Other feedstocks/blendstocks	5,461	7,163	5,548	7,163

Total refinery throughput (bpd)	69,011	64,095	71,482	64,095

Total sales volume (bpd)	79,492	73,508	76,404	73,508
Per barrel of throughput:
Refinery gross margin	$5.86	$6.41	$4.57	$6.41
Direct operating expenses	4.61	4.40	4.59	4.40

Four Corners Refineries

	Three Months Ended	One Month Ended	Six Months Ended	One Month Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007 (1)	2008	2007 (1)
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	22,270	18,868	21,270	18,868
Diesel and jet fuel	10,023	7,688	9,330	7,688
Residuum	—	—	—	—
Other	1,332	1,025	1,255	1,025

Total refinery production (bpd)	33,625	27,581	31,855	27,581

Refinery throughput (bpd)
Sweet crude oil	32,132	24,922	29,870	24,922
Sour crude oil	—	—	—	—
Other feedstocks/blendstocks	2,833	4,130	3,165	4,130

Total refinery throughput (bpd)	34,965	29,052	33,035	29,052

Total sales volume (bpd)	43,908	24,923	46,482	24,923
Per barrel of throughput:
Refinery gross margin	$9.37	$25.09	$7.97	$25.09
Direct operating expenses	7.91	7.03	8.29	7.03

(1)	Total sales volume, refinery production and refinery throughput related to the refineries acquired from Giant was calculated by dividing June 2007 volumes by 30 days.
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended June 30, 2008, were $3,259.2 million, compared to $1,612.1 million for the three months ended June 30, 2007, an increase of $1,647.1 million, or 102.2%. This increase primarily resulted from the impact of the Giant acquisition ($1,161.3 million and 7.9 million barrels), and higher sales prices for refined products at the El Paso refinery. The average sales price per barrel at El Paso increased from $93.71 in the second quarter of 2007, to $136.56 in the second quarter of 2008, an increase of 45.7%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $3,055.9 million for the three months ended June 30, 2008, compared to $1,277.7 million for the three months ended June 30, 2007, an increase of $1,778.2 million, or 139.2%. This increase primarily was the result of the impact of the Giant acquisition ($1,122.3 million) and higher crude oil costs at the El Paso refinery. The average price per barrel at El Paso increased from $63.46 in the second quarter of 2007, to $123.60 in the second quarter of 2008, an increase of 94.8%. Refinery gross margin per throughput barrel decreased from $21.85 in the second quarter of 2007 to $9.29 in the second quarter of 2008, reflecting lower refining margins. Our margin realization versus the benchmark Gulf Coast 3/2/1 crack spread was negatively impacted by increasing crude costs, and by lower value products, such as asphalt, as the prices of such products did not increase proportionately with the price of crude. In addition, given that our refinery product yield is generally less than our total refinery throughput volume, our margin realization in the three months ended June 30, 2008 was further hampered by the significant increase in crude costs. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $8.20 and $21.08 for the three months ended June 30, 2008 and 2007, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $104.7 million for the three months ended June 30, 2008, compared to $69.1 million for the three months ended June 30, 2007, an increase of $35.6 million, or 51.5%. This increase primarily resulted from expenses associated with the refineries acquired from Giant ($40.3 million), and increases at the El Paso refinery related to natural gas expense ($2.9 million) and general maintenance costs ($1.2 million). These increases were partially offset by decreased personnel costs at El Paso mainly related to incentive compensation ($8.8 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $8.7 million for the three months ended June 30, 2008, compared to $4.5 million for the three months ended June 30, 2007, an increase of $4.2 million, or 93.3%. This increase primarily resulted from the acquisition of the three refineries from Giant ($3.5 million), and increases at the El Paso refinery of personnel costs ($0.4 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. During the quarter ended June 30, 2008, we incurred costs of $0.2 million in anticipation of a turnaround scheduled for the first quarter of 2009 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2008, was $23.8 million, compared to $11.7 million for the three months ended June 30, 2007. The increase was due to the acquisition of the three refineries from Giant ($11.9 million).
     Operating Income. We reported operating income of $65.9 million for the three months ended June 30, 2008, compared to $249.1 million of operating income for the three months ended June 30, 2007, a decrease of $183.2 million. This decrease is attributable primarily to decreased refinery gross margins in the second quarter of 2008 compared to the second quarter of 2007 and increased operating costs and expenses resulting from the Giant acquisition.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the six months ended June 30, 2008, were $5,815.0 million, compared to $2,606.1 million for the six months ended June 30, 2007, an increase of $3,208.9 million, or 123.1%. This increase primarily resulted from the impact of the Giant acquisition ($2,304.5 million and 19.0 million barrels) and higher prices for refined products at the El Paso refinery. The average sales price per barrel at El Paso increased from $84.27 in the first six months of 2007, to $122.33 in the first six months of 2008, an increase of 45.2%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $5,500.2 million for the six months ended June 30, 2008, compared to $2,121.8 million for the six months ended June 30, 2007, an increase of $3,378.4 million, or 159.2%. This increase primarily was a result of higher feedstock prices, and the impact of the Giant acquisition ($2,219.9 million) and higher crude oil costs at the El Paso refinery. The average price per barrel at the El Paso refinery increased from $60.62 in the first six months of 2007, to $111.98 in the first six months of 2008, an increase of 84.7%. Refinery gross margin per throughput barrel decreased from $17.70 in the first half of 2007 to $7.33 in the first half of 2008, reflecting lower refining margins primarily related to gasoline and lower value products such as asphalt. Our margin realization versus the benchmark Gulf Coast 3/2/1 crack spread was negatively impacted by increasing crude costs, and by lower value products, such as asphalt, as the prices of such products did not increase proportionately with the price of crude. In addition, given that our refinery product yield is generally less than our total refinery throughput volume, our margin realization in the six months ended June 30, 2008, was further hampered by the significant increase in crude costs. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $6.27 and $17.11 for the six months ended June 30, 2008 and 2007, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $211.9 million for the six months ended June 30, 2008, compared to $115.7 million for the six months ended June 30, 2007, an increase of $96.2 million, or 83.1%. This increase primarily resulted from expenses associated with the refineries acquired from Giant ($99.2 million), and increases at the El Paso refinery related to natural gas expense ($3.3 million) and general maintenance costs ($2.8 million). These increases were partially offset by decreased personnel costs at El Paso mainly related to incentive compensation ($9.7 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $17.8 million for the six months ended June 30, 2008, compared to $6.9 million for the six months ended June 30, 2007, an increase of $10.9 million, or 158.0%. This increase primarily resulted from the acquisition of the three refineries from Giant ($7.3 million), and increases at the El Paso refinery of personnel costs ($2.0 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. During the six months ended June 30, 2008, we incurred costs of $1.2 million in anticipation of a turnaround scheduled for the first quarter of 2009 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2008, was $45.6 million, compared to $16.2 million for the six months ended June 30, 2007. The increase was due to the acquisition of the three refineries from Giant ($28.2 million) and the completion of various capital projects during 2007 at our El Paso refinery.
     Operating Income. We reported operating income of $38.4 million for the six months ended June 30, 2008, compared to $345.5 million of operating income for the six months ended June 30, 2007, a decrease of $307.1 million. This decrease is attributable primarily to decreased refinery gross margins in the first half of 2008 compared to the first half of 2007 and increased operating costs and expenses resulting from the Giant acquisition.
Retail Segment

	Three Months Ended	One Month Ended	Six Months Ended	One Month Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007 (1)	2008	2007 (1)
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$239,445	$68,526	$428,854	$68,526
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	216,567	60,052	387,116	60,052
Direct operating expenses (exclusive of depreciation and amortization)	16,685	5,173	32,541	5,173
Selling, general and administrative expenses	1,444	505	2,691	505
Depreciation and amortization	2,124	486	4,010	486

Total operating costs and expenses	236,820	66,216	426,358	66,216

Operating income	$2,625	$2,310	$2,496	$2,310

Operating Data:
Fuel gallons sold (in thousands)	52,990	18,250	104,473	18,250
Fuel margin per gallon (2)	$0.152	$0.208	$0.134	$0.208
Merchandise sales	$47,883	$15,954	$90,035	$15,954
Merchandise margin	28.1%	26.7%	27.8%	26.7%
Operating retail outlets at period end	154	156	154	156

	Three Months Ended	One Month Ended	Six Months Ended	One Month Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007 (1)	2008	2007 (1)
	(In thousands, except per gallon data)
Net sales:
Fuel sales	$198,896	$57,400	$359,343	$57,400
Excise taxes included in fuel revenues	(13,456)	(6,773)	(33,334)	(6,773)
Merchandise sales	47,883	15,954	90,035	15,954
Other sales	6,122	1,945	12,810	1,945

Net sales	$239,445	$68,526	$428,854	$68,526

Cost of products sold:
Fuel cost of products sold	$190,850	$53,611	$345,306	$53,611
Excise taxes included in fuel cost of products sold	(13,456)	(6,773)	(33,334)	(6,773)
Merchandise cost of products sold	34,410	11,687	65,047	11,687
Other cost of products sold	4,763	1,527	10,097	1,527

Cost of products sold	$216,567	$60,052	$387,116	$60,052

Fuel margin per gallon	$0.152	$0.208	$0.134	$0.208

(1)	Includes the results of operations for Giant beginning June 1, 2007, the date of the acquisition.

(2)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold.
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     On May 31, 2007, we acquired Giant and its retail operations. The financial information presented above for our retail segment for 2008 includes three months of operations; however, the financial information for 2007 presented above includes only one month of operations.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     On May 31, 2007, we acquired Giant and its retail operations. The financial information presented above for our retail segment for 2008 includes six months of operations; however, the financial information for 2007 presented above includes only one month of operations.

Wholesale Segment

	Three Months Ended	One Month Ended	Six Months Ended	One Month Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007 (1)	2008	2007 (1)
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment)	$706,489	$145,751	$1,189,421	$145,751
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	678,860	139,874	1,137,856	139,874
Direct operating expenses (exclusive of depreciation and amortization)	17,418	2,592	33,358	2,592
Selling, general and administrative expenses	5,228	1,251	9,569	1,251
Depreciation and amortization	1,351	221	2,764	221

Total operating costs and expenses	702,857	143,938	1,183,547	143,938

Operating income	$3,632	$1,813	$5,874	$1,813

Operating Data:
Fuel gallons sold (in thousands)	187,812	55,580	347,287	55,580
Fuel margin per gallon (2)	$0.07	$0.07	$0.07	$0.07
Lubricant sales	$41,020	$11,550	$79,932	$11,550
Lubricant margins	11.7%	9.2%	11.6%	9.2%

	Three Months Ended	One Month Ended	Six Months Ended	One Month Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007 (1)	2008	2007 (1)
	(In thousands, except per gallon data)
Net sales:
Fuel sales	$704,605	$148,390	$1,185,375	$148,390
Excise taxes included in fuel sales	(51,297)	(15,060)	(98,866)	(15,060)
Lubricant sales	41,020	11,550	79,932	11,550
Other sales	12,161	871	22,980	871

Net sales	$706,489	$145,751	$1,189,421	$145,751

Cost of products sold:
Fuel cost of products sold	$691,254	$144,527	$1,160,730	$144,527
Excise taxes included in fuel sales	(51,297)	(15,060)	(98,866)	(15,060)
Lubricant cost of products sold	36,221	10,489	70,678	10,489
Other cost of products sold	2,682	(82)	5,314	(82)

Cost of products sold	$678,860	$139,874	$1,137,856	$139,874

Fuel margin per gallon	$0.07	$0.07	$0.07	$0.07

(1)	Includes the results of operations for Giant beginning June 1, 2007, the date of the acquisition.

(2)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     On May 31, 2007, we acquired Giant and its wholesale operations. The financial information presented above for our wholesale segment for 2008 includes three months of operations; however, the financial information for 2007 presented above include only one month of operations.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     On May 31, 2007, we acquired Giant and its wholesale operations. The financial information presented above for our wholesale segment for 2008 includes six months of operations; however, the financial information for 2007 presented above include only one month of operations.
Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash flows provided by operating activities	$36,251	$227,991
Cash flows used in investing activities	(116,567)	(1,126,680)
Cash flows provided by (used in) financing activities	(90,360)	1,099,558

Net increase (decrease) in cash and cash equivalents	$(170,676)	$200,869

Cash Flows Provided By Operating Activities
     Net cash provided by operating activities for the six months ended June 30, 2008, was $36.3 million. The most significant provider of cash were adjustments to net income for non-cash items such as depreciation and amortization ($53.3 million), write-off of unamortized loan fees ($10.9 million) and stock-based compensation ($5.1 million). Also contributing to our cash flows from operating activities was net cash inflow from a change in operating assets and liabilities ($9.2 million). These increases in cash were partially offset by a net loss ($32.2 million) and a decrease in deferred income taxes ($12.1 million).
     Net cash provided by operating activities for the six months ended June 30, 2007 was $228.0 million. The most significant provider of cash was our net income ($217.5 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as depreciation and amortization ($16.7 million), stock-based compensation ($7.9 million) and deferred income taxes ($6.4 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($16.1 million).
Cash Flows Used In Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2008, was $116.6 million, mainly relating to capital expenditures. Total capital spending for the first half of 2008 included spending on the low sulfur gasoline project ($33.8 million), the naphtha hydrotreater ($6.5 million), a new laboratory ($4.2 million), crude unit upgrades ($3.9 million), and the acid and sulfur gas facilities ($2.9 million) at our El Paso refinery; the low sulfur gasoline project ($22.3 million) and improvements to the laboratory and fire station ($2.3 million) at our Yorktown refinery; and several other improvement and regulatory projects for our refining group. In addition, our total capital spending included projects for our retail group ($4.9 million) and our wholesale group ($3.3 million). We expect to spend $197 million for capital expenditures for 2008.
     Net cash used in investing activities for the six months ended June 30, 2007 was $1,126.7 million, consisting of cash used to fund the Giant acquisition ($1,056.6 million) and capital expenditures ($70.1 million). Total capital spending for the first half of 2007 included spending on the acid and sulfur gas facilities ($11.7 million), the low sulfur gasoline project ($8.8 million), the flare gas recovery system ($8.6 million), crude unit upgrades ($5.1 million), and the hydrogen plant ($2.3 million) at our El Paso refinery, the low sulfur gasoline project at our Yorktown refinery ($11.7 million), as well as other small improvement and regulatory projects.
Cash Flows Provided by (Used In) Financing Activities
     Net cash used in financing activities for the six months ended June 30, 2008, was $90.4 million. Cash used in financing activities for the first half of 2008 included a net decrease to our revolving credit facility ($60.0 million), deferred financing costs incurred ($14.5 million), dividends paid ($8.2 million), principal payments on our term loan ($6.5 million) and the repurchases of common stock ($1.1 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.
     Net cash provided by financing activities for the six months ended June 30, 2007, was $1,099.6 million. Cash provided by financing activities for the first half of 2007 included additions to long-term debt to fund the Giant acquisition ($1,125.0 million), partially offset by cash outflows from the repurchases of common stock ($8.2 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan, and dividends paid ($5.5 million). Cash provided by financing activities included the excess tax benefit from stock-based compensation expense ($5.1 million).
Working Capital
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances and our revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Our refining margins have deteriorated in 2008 due to substantial increases in feedstock costs and lower increases in gasoline prices and lower value products such as asphalt. As a result, our earnings and cash flows have been negatively impacted. If our margins continue to deteriorate, or if our earnings and cash flows continue to suffer for any other reason, we may be unable to comply with the financial covenants set forth in our credit facilities (described below). If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, in order to operate our business.
     We are currently considering several alternatives in order to improve our capital structure by increasing our cash balances and/or reducing or refinancing a portion of our existing debt. These alternatives include potential asset sales, or other strategic initiatives, including with respect to our Yorktown refinery and certain of our other assets, as well as public or private equity or debt financings. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We can give no assurances that we will be able to sell any of our assets or to obtain additional financing on terms acceptable to us, or at all.
     In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I. — Item 1A. “Risk Factors” in our 2007 Form 10-K, in Part II. — Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and elsewhere in this report.
     Working capital at June 30, 2008, was $432.6 million, consisting of $1,276.1 million in current assets and $843.5 million in current liabilities. Working capital at December 31, 2007, was $621.4 million, consisting of $1,437.2 million in current assets and $815.8 million in current liabilities. In addition, as of June 30, 2008, we had net availability under our 2007 Revolving Credit Agreement of $40.3 million due to $529.7 million in letters of credit outstanding and $230.0 million in direct borrowings. This availability, combined with the availability under the 2008 L/C credit Agreement, gave us total availability of $115.3 million at June 30, 2008. As of December 31, 2007, we had net availability of $92.9 million under our 2007 Revolving Credit Agreement.

Indebtedness
     Term Loan Credit Agreement. On May 31, 2007, in connection with the acquisition of Giant, we entered into a Term Loan Credit Agreement with a group of banks, which was later amended on June 30, 2008, to which we refer as so amended as the Term Loan Agreement. The Term Loan Agreement has a maturity date of May 30, 2014 and provides for loans of up to $1,400.0 million, of which $1,125.0 million was borrowed on May 31, 2007, to fund the acquisition, and $275.0 million was borrowed on July 5, 2007, to pay off Giant’s 11% Senior Subordinated Notes and 8% Senior Subordinated Notes (or together the Senior Subordinated Notes). The Term Loan Agreement is secured by our fixed assets, including our refineries.
     The Term Loan Agreement provides for principal payments of 0.25% of the original principal amount of the loan on a quarterly basis ($13.0 million annually for the next six years with the remaining balance due on the maturity date). We made principal payments on the Term Loan of $106.5 million in 2007 and $6.5 million in the first half of 2008. In addition, the Term Loan Agreement also contains certain mandatory prepayment provisions for excess cash flow and upon the issuances of certain debt.
     Following the amendments of the Term Loan Agreement, interest rates for borrowings under the Term Loan Agreement (depending on the type of borrowing) are equal to LIBOR plus 4.50%, subject to an interest rate floor of 3.25% per annum, in the case of Eurodollar rate borrowings, and the base rate plus 3.50% per annum, in the case of base rate borrowings. Further, with effect from October 1, 2008, interest rates for the Term Loan Agreement will be adjusted in inverse relation to amounts prepaid under the Term Loan Agreement ranging from LIBOR plus 6.0% per annum (for Eurodollar rate borrowings) and base rate plus 5.0% per annum (for base rate borrowings), if prepayments are less than $250 million, to LIBOR plus 4.00% per annum (for Eurodollar borrowings) and base rate plus 3.50% (for base rate borrowings), if prepayments equal or exceed $750 million.
     The average interest rate under the Term Loan Agreement for the six months ended June 30, 2008, was 5.15% (which rate reflects the interest rates in effect prior to the amendment of the Term Loan Agreement on June 30, 2008).
     In connection with the amendment to the Term Loan Agreement, we paid an amendment fee equal to the sum of: (a) 0.50% of the term loans held by lenders executing the amendment on June 30, 2008, and will pay an additional amendment fee equal to (b) 0.50% of the term loan balance on September 30, 2008.
     In connection with the amendment to the Term Loan Agreement, we recorded an expense of $10.9 million related to the write-off of deferred financing costs incurred in May 31, 2007.
     2007 Revolving Credit Agreement. On May 31, 2007, we also entered into a Revolving Credit Agreement with a group of banks, which was later amended on June 30, 2008, to which we refer to as so amended as the 2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of ours and our subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. Availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. On February 19, 2008, we exercised our option to increase the borrowing capacity under the 2007 Revolving Credit Agreement from $500 million to $800 million. As of June 30, 2008, we had net availability under the Revolving Credit Agreement of $40.3 million due to $529.7 million in letters of credit outstanding and $230.0 million in direct borrowings. This availability, combined with the availability under the 2008 L/C Credit Agreement, gave us total availability of $115.3 million at June 30, 2008. On August 5, 2008, we had combined availability under the Revolving Credit Agreement and the 2008 L/C Credit Agreement of $184.0 million due to $586.0 million in letters of credit outstanding and $110.0 million in direct borrowings.
     Following the amendments of the 2007 Revolving Credit Agreement, per annum interest rates for Eurodollar rate borrowings under the 2007 Revolving Credit Agreement range from LIBOR plus 2.25% to LIBOR plus 3.25%, subject to adjustment based upon our consolidated leverage ratio. Letter of credit fees per annum under the 2007

Revolving Credit Agreement range from 2.25% to 3.25%, subject in each case to adjustment based upon the our consolidated leverage ratio. The quarterly commitment fees for the 2007 Revolving Credit Agreement are equal to a flat fee of 0.50% per annum.
     In connection with the amendment to the 2007 Revolving Credit Agreement, we paid an amendment fee of 0.50% of the commitments of each lender that executed the Amendment.
     2008 L/C Credit Agreement. The 2008 L/C Credit Agreement provides for a letter of credit facility at June 30, 2008 not to exceed $75 million, subject to a borrowing base availability based upon eligible receivables and inventory, and matures on June 30, 2009. This limit was subsequently increased to $80 million on July 3, 2008. In addition, we may request an increase in availability under the 2008 L/C Credit Agreement up to an aggregate limit of $200 million. The 2008 L/C Credit Agreement is secured by certain cash, accounts receivable and inventory, and is permitted to be used for general corporate purposes. The 2008 L/C Credit Agreement provides for a quarterly commitment fee of 0.50% per annum and letter of credit fees ranging from 2.25% to 3.50% per annum payable quarterly, subject to adjustment based upon our consolidated leverage ratio. Drawn amounts under letters of credit under the 2008 L/C Credit Agreement accrue interest at the base rate plus 3.50% per annum. Letters of Credit can only be issued under the 2008 L/C Credit Agreement if the net availability under the 2007 Revolving Credit Agreement is less than or equal to $120 million, subject to limited exceptions. In addition, availability under the 2008 L/C Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. At June 30, 2008, there were no letters of credit outstanding under the 2008 L/C Credit Agreement.
     Guarantees. The Term Loan Agreement, the 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement (or together, the Agreements) are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.
     Certain Covenants in Agreements. The Agreements contain certain covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage, maximum leverage and minimum EBITDA. The Agreements contain no minimum interest coverage ratio (as defined therein) for the quarter ended June 30, 2008; however, the minimum interest coverage ratio must be no less than 1.50 to 1.00 as of September 30, 2008 and March 31, 2009, at which time it is increased to 1.75 to 1.00. The Agreements also contain no maximum leverage ratio (as defined therein) until March 31, 2009, at which point the maximum leverage ratio must be no greater than 5.00 to 1.00 (prior to the issuance of certain subordinated indebtedness) and no greater than 5.50 to 1.00 (upon the issuance of certain subordinated indebtedness). Effective beginning the quarter ended June 30, 2009, the maximum leverage ratio must be no greater than 4.75 to 1.00 (prior to the issuance of certain subordinated indebtedness) and no greater than 5.25 to 1.00 (upon the issuance of certain subordinated indebtedness). The Agreements also contain a minimum EBITDA covenant, where consolidated EBITDA (as defined therein) must be no less than $100 million for the two consecutive fiscal quarters ending September 30, 2008 and $175 million for the three consecutive fiscal quarters ending December 31, 2008. The Agreements also contain a senior leverage coverage covenant, which becomes effective March 31, 2009 (only upon any issuance by us of subordinated indebtedness) and which must be no greater than 4.50 to 1.00 as of such date, and no greater than 4.25 to 1.00 as of June 30, 2009. We have also agreed to not pay cash dividends on our common stock through 2009.
     Interest rate swap. On January 31, 2008, we entered into an amortizing LIBOR interest rate swap to manage the variability of cash flows related to the interest payments for the variable-rate term loan. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in LIBOR on the principal of the variable-rate term loan. The notional amount of the swap is $1.0 billion in year one, $750.0 million in year two, $500.0 million in year three, and $250.0 million in year four. The LIBOR interest rate is fixed at 3.645% for the life of the swap, which matures on January 31, 2012. We designated this receive-variable and pay-fixed swap as a cash flow hedge. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. As of June 30, 2008, the hedge was highly effective. The interest rate swap had a fair value of $0.7 million at June 30, 2008. This value was determined in accordance with SFAS No. 157 using level 2 observable inputs and approximates the net gain that would have been realized if the hedge contract had been settled at June 30, 2008. At each period end, changes in the fair value of the interest rate swap are reflected in other long-term assets or liabilities and the gain or loss resulting from the change in fair value from period to period is deferred and included as a component of other comprehensive income. Subsequent to June 30, 2008, we terminated the interest rate swap at minimal cost to us.
Letters of Credit
     The 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement provide for the issuance of letters of credit. We obtain letters of credit and cancel them on a monthly basis depending upon our needs. At June 30, 2008, there were $529.7 million of irrevocable letters of credit outstanding, primarily issued to crude oil suppliers under the 2007 Revolving Credit Agreement. At June 30, 2008, there were no letters of credit outstanding under the 2008 L/C Credit Facility. On August 5, 2008, we had $586.0 million in letters of credit outstanding under the 2007 Revolving Credit Agreement and no letters of credit outstanding under the 2008 L/C Credit Agreement, respectively.
Contractual Obligations and Commercial Commitments
     As a result of the amendments to our 2007 Term Loan Agreement and our 2007 Revolving Credit Agreement described above, our long-term debt obligations described in our 2007 10-K were revised to adjust for the increase in interest rate from LIBOR plus 1.75% to LIBOR plus 4.50% subject to an interest rate floor of 3.25% per annum. Our long-term debt obligations are $72.7 million for the remainder of 2008, $287.6 million for 2009 through 2010 and $282.2 million for 2011 through 2012, and $1,398.3 million for 2013 through May 2014 using the minimum payments and interest calculated using interest rates at June 30, 2008.
     Except for the changes described above, there have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our 2007 Form-10K.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2008.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of June 30, 2008, we held approximately 7.8 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $61.75 per barrel. As of June 30, 2008, current cost exceeded the carrying value of LIFO costs by $537.8 million. We refer to this excess as our LIFO reserve.

     In accordance with SFAS No. 133, all commodity futures contracts, price swaps and options are recorded at fair value and any changes in fair value between periods are recorded in the other income (expense) section as gain (loss) from derivative activities.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts, price swaps or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in gain (loss) from derivative activities at the end of each period. For the three and six months ended June 30, 2008, we had $11.4 million and $13.8 million, respectively, in net realized and unrealized losses accounted for using mark-to-market accounting. For the three and six months ended June 30, 2007, we had $8.5 million and $10.6 million, respectively, in net realized and unrealized losses accounted for using mark-to-market accounting.
     At June 30, 2008, we had open commodity derivative instruments consisting of price swaps on 1.4 million barrels of refined products, primarily to fix margins on refined product sales for future quarters in 2008. These open instruments had total unrealized net losses at June 30, 2008, of approximately $4.8 million.
     During the three and six months ended June 30, 2008, we did not have any commodity derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     On January 31, 2008, we entered into an amortizing LIBOR interest rate swap to manage the variability of cash flows related to the interest payments for variable-rate term loan. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in LIBOR on the principal of the variable-rate term loan. The notional amount of the swap is $1.0 billion in year one, $750.0 million in year two, $500.0 million in year three, and $250.0 million in year four. The LIBOR interest rate is fixed at 3.645% for the life of the swap, which matures on January 31, 2012. We designated this receive-variable and pay-fixed swap as a cash flow hedge. We evaluate the effectiveness of the cash flow hedge derivative on a quarterly basis. As of June 30, 2008, $287.0 million of our outstanding debt was at floating interest rates of LIBOR plus 4.50% per annum. An increase in the LIBOR of 1% would increase our interest expense by $2.9 million per year. Subsequent to June 30, 2008, we terminated the interest rate swap at minimal cost to us.
Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
     There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Except as set forth below, there were no material developments during the quarter in any of the legal proceedings identified in Part I. — Item 3. “Legal Proceedings” of our 2007 Form 10-K and Part II. — Item1. “Legal Proceedings” of our quarterly report on Form 10-Q for the quarter ended March 31, 2008:
     On February 25, 2008, Western Refining Pipeline Company, or Western Pipeline, had Protests filed against its tariffs for its 16-inch pipeline running from Lynch, New Mexico to Bisti, New Mexico and connecting to Midland, Texas before the Federal Energy Regulatory Commission, or FERC, by Resolute Natural Resources Company and Resolute Aneth, LLC, or Resolute, the Navajo Nation and Navajo Nation Oil & Gas Company, or NNOG. On March 7, 2008, the FERC dismissed these Protests. Resolute and NNOG then filed a request for reconsideration with the FERC, which the FERC denied confirming its earlier dismissal of these Protests.
Item 1A. Risk Factors
     An investment in our common shares involves risk. The acquisition of Giant has significantly changed the nature and scope of our operations. A discussion of the risks we face can be found in our 2007 Form 10-K under Part I. — Item 1A. “Risk Factors” and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 under Part II. — Item 1A. “Risk Factors.” In addition to the other information in this report and our other filings with the SEC, you should carefully consider the following in evaluating us and our business:
If the price of crude oil increases significantly or our credit profile changes, or if we are unable to access our revolving credit facility for borrowings or for letters of credit, our liquidity and our ability to purchase enough crude oil to operate our refineries at full capacity could be materially and adversely affected.
     We rely on borrowings and letters of credit under our $800.0 million revolving credit facility and our $80 million L/C facility to purchase crude oil for our refineries. Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms of their invoices with us or require additional support such as letters of credit. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our creditors of more burdensome payment terms on us, or our inability to access our revolving credit facility or L/C facility, may have a material adverse effect on our liquidity and our ability to make payments to our suppliers, which could hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. In addition, if the price of crude oil increases significantly, we may not have sufficient capacity under our revolving credit facility or L/C facility, or sufficient cash on hand, to purchase enough crude oil to operate our refineries at planned rates. A failure to operate our refineries at planned rates could have a material adverse effect on our earnings and cash flows.
We have a significant amount of indebtedness.
     As of June 30, 2008, our total debt was $1,517.0 million and our stockholders’ equity was $724.6 million. We currently have an $800.0 million revolving credit facility. As of June 30, 2008, the Company had net availability of $40.3 million due to $529.7 million in letters of credit outstanding and $230.0 million in direct borrowings. This availability, combined with the availability under the 2008 L/C Credit Agreement, gave the Company total availability of $115.3 million at June 30, 2008. On August 5, 2008, we had combined availability under the Revolving Credit Agreement and the 2008 L/C Credit Agreement of $184.0 million due to $586.0 million in letters of credit outstanding and $110.0 million in direct borrowings. Our level of debt may have important consequences to you. Among other things, it may:
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
     We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our revolving credit facility in amounts sufficient to enable us to service our debt or meet our working capital and capital expenditure requirements. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Our refining margins have deteriorated in 2008 due to substantial increases in feedstock costs and lower increases in gasoline prices. As a result, our earnings and cash flow have been negatively impacted. If our margins continue to deteriorate, or if our earnings and cash flow continue to suffer for any other reason, we may be unable to comply with the financial covenants set forth in our credit facilities. If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility or the 2008 L/C Agreement, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt, or obtain additional financing through equity or debt financings. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We cannot assure you that we will be able to refinance our debt, sell assets, or obtain additional financing on terms acceptable to us, if at all. In addition, our ability to incur additional debt will be restricted under the covenants contained in our revolving credit facility, term loan facility and 2008 L/C Credit Agreement. See Part I. — Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Working Capital” and Part I. — Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness.”
Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
     Our revolving credit facility, term loan facility and 2008 L/C Credit Agreement contain covenants and events of default that may limit our financial flexibility and ability to undertake certain types of transactions. For instance, we are subject to negative covenants that restrict our activities, including restrictions on:
•	creating liens;

•	engaging in mergers, consolidations and sales of assets;

•	incurring additional indebtedness;

•	providing guarantees;

•	engaging in different businesses;

•	making investments;

•	making certain dividend, debt and other restricted payments;

•	engaging in certain transactions with affiliates; and

•	entering into certain contractual obligations.
     We are also subject to financial covenants that require us to maintain specified financial ratios and to satisfy other financial tests, including a new minimum EBITDA covenant for the six months ended September 30, 2008 and nine months ended December 31, 2008. Our ability to comply with these covenants will depend upon our ability to generate results similar to those in prior periods, which will depend on factors outside our control, including crack spreads, which have worsened this year. We cannot assure you that we will satisfy these covenants. If we fail to satisfy the covenants set forth in these facilities or an event of default occurs under these facilities, the maturity of the loans could be accelerated or we could be prohibited from borrowing for our working capital needs and issuing letters of credit. If the loans are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness, or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all. If we cannot borrow or issue letters of credit under the revolving credit facility or 2008 L/C Credit Agreement, we would need to seek additional financing, if available, or curtail our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

		Average		Maximum Number of
		Price Paid	Total Number of	Shares that May Yet
		per Share	Shares Purchased as	Be Purchased Under
	Total Number of	(Including	Part of a Publicly	the Plans or
Period	Shares Purchased	Commissions)	Announced Program	Programs
April 1 to April 30, 2008		$	N/A	N/A
May 1 to May 31, 2008			N/A	N/A
June 1 to June 30, 2008 (1)	1,764	15.07	N/A	N/A

Total	1,764	15.07	N/A	N/A

(1)	These repurchases were in private transactions directly with certain of our employees to provide funds to satisfy payroll withholding taxes for such employees in connection with the vesting of restricted shares awarded under our Long-Term Incentive Plan. The repurchased shares are now held by us as treasury shares.
     On June 30, 2008, as part of the amendment to our credit facilities, we agreed not to declare and pay cash dividends to our common stockholders until after December 31, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on May 22, 2008. As of April 2, 2008, there were outstanding 68,323,281 shares of common stock, par value $0.01 per share of the Company, of which 64,852,915 shares were represented in person or by valid proxy. The following directors were elected to serve a three-year term until the 2011 annual meeting of stockholders:

Director	Votes For	Votes Withheld	Not Voted
Paul L. Foster	61,232,318	3,620,597	0
Carin M. Barth	63,952,541	900,374	0
L. Frederick Francis	63,955,137	897,778	0
     In addition, Deloitte & Touche LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

Votes for	Votes Against	Abstain	Not Voted
64,627,765	166,220	58,930	0

Item 6. Exhibits

Number	Exhibit Title

10.1	First Amendment to Revolving Credit Agreement dated as of June 30, 2008, by and among Western Refining, Inc., the lenders party thereto and Bank of America, N.A., as the Administrative Agent, Swing Line Lender, L/C Issuer and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008)

10.2	First Amendment to Term Loan Credit Agreement dated as of June 30, 2008, by and among Western Refining, Inc., the lenders party thereto and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008)

10.3	L/C Credit Agreement, dated as of June 30, 2008 among Western Refining, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008)

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke Gary R. Dalke	Chief Financial Officer (Principal Financial Officer)	August 8, 2008