Form 10-Q
period 2008-09-30
Western Refining, Inc.
filed 2008-11-07
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of November 3, 2008, there were 68,375,333 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Forward-Looking Statements
     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled Part I. — Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. — Item 1. “Legal Proceedings” relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources, our working capital requirements, our ability to improve our capital structure through asset sales and/or through certain financings, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational or refinery efficiencies and cost savings, future refining capacity, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures and future contributions related to pension and post-retirement obligations, our ability to manage our inventory price exposure through commodity derivative instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
     Forward-looking statements reflect our current expectations regarding future events, results, or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, that could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations, and cash flows.
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	our ability to realize the synergies from the Giant Industries, Inc., or Giant, acquisition;

•	our ability to successfully integrate the operations and employees of Giant and the timing of such integration;

•	higher than expected costs or expenses relating to the Giant acquisition;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	conditions in the capital markets;

•	our ability to consummate certain asset sales, including the possible sale of our Yorktown refinery;

•	our ability to raise additional funds for our working capital needs in the public or private debt or equity markets;

•	adverse changes in our crude oil suppliers’ view as to our creditworthiness;

•	changes in general economic conditions;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

ii

•	an adverse result in the lawsuit brought against our subsidiary, Western Refining Yorktown, Inc., by Statoil Marketing and Trading (USA), Inc. regarding our declaration of force majeure under our crude oil supply agreement with them;

•	changes in crack spreads;

•	changes in the sweet/sour spread;

•	changes in the spread between West Texas Intermediate, or WTI, crude oil and Dated Brent crude oil;

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, safety, tax and other laws, policies and regulations and enforcement initiatives;

•	rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism and other matters beyond our control; and

•	other factors discussed in more detail under Part I. — Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, or 2007 10-K, which are incorporated herein by this reference, in Part II. — Item 1. “Legal Proceedings” and Part II. — Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, and in Part II. — Item 1. “Legal Proceedings” and Part II. — Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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

iii

Part I
Financial Information
Item 1. Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$172,495	$289,565
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $2,405 and $1,675, respectively	469,543	418,892
Inventories	476,856	598,672
Prepaid expenses	107,229	31,582
Other current assets	32,865	98,441

Total current assets	1,258,988	1,437,152
Property, plant, and equipment, net	1,803,060	1,726,227
Goodwill	299,552	299,552
Other assets, net of amortization	113,201	96,785

Total assets	$3,474,801	$3,559,716

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$562,615	$644,992
Accrued liabilities	127,612	107,755
Dividends payable	—	4,083
Current deferred income tax liability, net	44,602	45,960
Current portion of long-term debt	13,000	13,000

Total current liabilities	747,829	815,790

Long-term liabilities:
Long-term debt, net of current portion	1,470,750	1,570,500
Deferred income tax liability, net	352,824	341,424
Postretirement and other liabilities	68,859	75,517

Total long-term liabilities	1,892,433	1,987,441

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 68,416,604 and 68,105,132 shares issued, respectively	678	679
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	371,800	366,071
Retained earnings	490,366	417,439
Accumulated other comprehensive loss, net of tax	(7,468)	(8,056)
Treasury stock, 645,921 and 566,235 shares, respectively, at cost	(20,837)	(19,648)

Total stockholders’ equity	834,539	756,485

Total liabilities and stockholders’ equity	$3,474,801	$3,559,716

     The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$3,165,308	$2,232,890	$9,068,842	$4,886,063
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,790,475	1,977,070	8,297,385	4,133,327
Direct operating expenses (exclusive of depreciation and amortization)	133,206	125,381	399,503	247,129
Selling, general, and administrative expenses	32,449	27,783	90,000	55,589
Maintenance turnaround expense	528	13,665	1,738	13,665
Depreciation and amortization	29,218	21,896	82,567	38,805

Total operating costs and expenses	2,985,876	2,165,795	8,871,193	4,488,515

Operating income	179,432	67,095	197,649	397,548
Other income (expense):
Interest income	478	6,599	1,430	16,774
Interest expense	(31,153)	(22,476)	(69,838)	(31,974)
Amortization of loan fees	(1,553)	(750)	(3,234)	(1,164)
Write-off of unamortized loan fees	—	—	(10,890)	—
Loss on early extinguishment of debt	—	(774)	—	(774)
Gain (loss) from derivative activities	6,022	9,106	(7,826)	(1,453)
Other income (expense)	422	193	1,356	(778)

Income before income taxes	153,648	58,993	108,647	378,179
Provision for income taxes	(44,411)	(12,371)	(31,621)	(114,040)

Net income	$109,237	$46,622	$77,026	$264,139

Net earnings per share:
Basic	$1.61	$0.69	$1.14	$3.94
Diluted	$1.61	$0.69	$1.14	$3.91

Weighted average common shares outstanding:
Basic	67,760	67,246	67,696	67,095
Diluted	67,760	67,683	67,752	67,566

Cash dividends declared per share	$—	$0.06	$0.06	$0.16
     The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$77,026	$264,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,567	38,805
Amortization of loan fees	3,234	1,164
Write-off of unamortized loan fees	10,890	—
Loss on early extinguishment of debt	––	774
Stock-based compensation expense	6,381	12,872
Deferred income taxes	10,020	(1,430)
Excess tax benefit from stock-based compensation	––	(7,833)
Loss from the sale of assets	640	—
Changes in operating assets and liabilities:
Accounts receivable	(50,651)	60,415
Inventories	121,816	(135,083)
Prepaid expenses	(75,647)	951
Other assets	53,699	(41,580)
Deferred compensation payable	––	(394)
Accounts payable	(82,377)	108,937
Accrued liabilities	19,204	(39,963)
Postretirement and other long-term liabilities	(6,692)	(5,059)

Net cash provided by operating activities	170,110	256,715

Cash flows from investing activities:
Capital expenditures	(156,160)	(165,776)
Proceeds from the sale of assets	458	––
Giant acquisition, net of cash acquired	––	(1,056,935)

Net cash used in investing activities	(155,702)	(1,222,711)

Cash flows from financing activities:
Additions to long-term debt	––	1,400,000
Payments on term loan	(9,750)	(100,000)
Payments on senior subordinated notes	—	(299,499)
Revolving credit facility, net	(90,000)	—
Deferred loan fees	(22,357)	(17,000)
Dividends paid	(8,182)	(9,548)
Repurchases of common stock	(1,189)	(12,783)
Excess tax benefit from stock-based compensation	––	7,833

Net cash provided by (used in) financing activities	(131,478)	969,003

Net increase (decrease) in cash and cash equivalents	(117,070)	3,007
Cash and cash equivalents at beginning of period	289,565	263,165

Cash and cash equivalents at end of period	$172,495	$266,172

Supplemental Disclosures of Cash Flow Information Cash paid (refunded) for:
Income taxes	$(55,039)	$157,461
Interest	61,377	33,984
     The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$109,237	$46,622	$77,026	$264,139

Other comprehensive income items:
Defined benefit plans:
Reclassification of losses to operations, net of tax expense of $76, $72, $23 and $216, respectively	128	202	588	390
Change in fair value of interest rate swap, net of tax expense of $273	(460)	—	—	—

Other comprehensive income (loss), net of tax	(332)	202	588	390

Comprehensive income	$108,905	$46,824	$77,614	$264,529

     The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
1. Organization and Basis of Presentation
     The “Company” or “Western” may be used to refer to Western Refining, Inc. and, unless the context otherwise requires, its subsidiaries. On May 31, 2007, the Company completed the acquisition of Giant Industries, Inc. (“Giant”). Any references to the Company prior to this date exclude the operations of Giant.
     The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and operates four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day (“bpd”). In addition to the Company’s 128,000 bpd refinery in El Paso, Texas, the Company also owns and operates a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix, Arizona; Tucson, Arizona; Albuquerque; and El Paso. As of September 30, 2008, the Company also owned and operated 154 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and a wholesale petroleum products distributor, which operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     The Company’s operations include three business segments: the refining group, the retail group and the wholesale group. Prior to the Giant acquisition, the Company operated as one business segment. See Note 3, “Segment Information” for a further discussion of the Company’s business segments.
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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other period.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
2. Summary of Accounting Policies
     Financial Instruments and Fair Value. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. In February 2008, the Financial Accounting Standards Board (“FASB”) decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, the Company’s adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of the Company’s derivative contracts. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or results of operations, and had no impact on methodologies used by the Company in measuring fair value of its financial assets and liabilities. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption in 2009.
     The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 159 did not have an effect on the Company’s financial condition or results of operations as the Company did not elect this fair value option, nor is SFAS No. 159 expected to have a material impact on future periods as the election of this option for its financial instruments is expected to be limited.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. For the Company, SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company believes SFAS No. 141R will not have a significant impact on transactions recorded to date.
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
SEPTEMBER 30, 2008
(UNAUDITED)
No. 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other guidance under GAAP. The Company is currently evaluating the potential impact, if any, of FSP No. 142-3 on the Company’s financial position and results of operations.
     On June 16, 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). The statement addresses unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for the Company beginning January 1, 2009, and interim periods after that. The Company is currently evaluating the potential impact, if any, of FSP No. EITF 03-6-1 on the Company’s financial position and results of operations.
3. Segment Information
     The Company is organized into three operating segments based on manufacturing and marketing criteria and the nature of their products and services, their production processes, and their types of customers. These segments are the refining group, the retail group and the wholesale group. A description of each segment and its principal products follows:
     Refining Group. The Company’s refining group operates four refineries: one in El Paso, Texas (the El Paso refinery); two in the Four Corners region of Northern New Mexico, one near Gallup and one in Bloomfield (the Four Corners refineries); and one near Yorktown, Virginia (the Yorktown refinery). The refining group also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, two finished products distribution terminals and four asphalt distribution terminals. The four refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. The Company also acquires finished products through exchange agreements and from various third-party suppliers. The Company sells these products through its own service stations, its own wholesale group, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies.  The Company purchases crude oil, other feedstocks, and blending components from various suppliers. The assets and results of operations of a fleet of trucks previously reported under the refining group were transferred to the wholesale group during the second quarter of 2008. The Company believes these operations are more consistent with the functions of the wholesale group. The results of operations for this fleet of trucks for the three and nine months ended September 30, 2008 are reported in the results of the wholesale segment. Previous periods have not been restated for this change in segment operations. The following table represents the activities for this fleet of trucks as previously included in the refining group for 2007:

	Three Months	Four Months
	Ended	Ended
	September 30,	September 30,
	2007 (1)	2007 (1)
Net sales to external customers	$6,092	$7,977
Intersegment revenues	2,099	2,880
Depreciation and amortization	251	311
Capital expenditures	—	—
Operating income	483	405

Total assets at September 30, 2007	$4,900	$4,900

(1)	Comparable information for 2008 is not available for the current reporting period.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
     Retail Group. The Company’s retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s refining and/or wholesale groups supply the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and food products from various suppliers. At September 30, 2008, the Company’s retail group operated 154 service stations with convenience stores or kiosks located in Arizona, New Mexico and Colorado.
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
     Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold, direct operating expenses, selling, general, and administrative expenses, maintenance turnaround expense, and depreciation and amortization. Cost of products sold reflects current costs adjusted, where appropriate, for last-in, first-out (“LIFO”) and lower of cost or market inventory adjustments. Intersegment revenues are reported at prices that approximate market.
     Operations that are not included in any of the three segments mentioned above are included in the category “Other.” These operations consist primarily of corporate staff operations. Other items of income and expense, including income taxes, are not allocated to operating segments.
     The total assets of each segment consist primarily of cash and cash equivalents, net property, plant and equipment, inventories, net accounts receivable, goodwill, and other assets directly associated with the segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents, various accounts receivable, net property, plant and equipment, and other long-term assets.
     Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2008 and 2007, are presented below. Prior to May 31, 2007, the Company operated as one business segment and all sales were derived from external customers.

	For the Three Months Ended September 30, 2008
	Refining	Retail	Wholesale
	Group	Group	Group (1)	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,344,023	$232,395	$588,890	$—	$3,165,308
Intersegment revenues (2)	745,699	13,556	113,865	—	—
Depreciation and amortization	24,330	2,172	1,310	1,406	29,218
Capital expenditures	35,310	1,659	900	1,499	39,368

Operating income (loss)	180,781	6,315	8,808	(16,472)	179,432
Other income (expense), net					(25,784)

Income before income taxes					$153,648

(1)	Includes the assets and results of operations of a fleet of trucks that were transferred from the refining group.

(2)	Intersegment revenues of $873.1 million have been eliminated in consolidation.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

	For the Nine Months Ended September 30, 2008
	Refining	Retail	Wholesale
	Group	Group	Group (1)	Other	Consolidated
	(In thousands)
Net sales to external customers	$6,812,181	$637,639	$1,619,022	$—	$9,068,842
Intersegment revenues (2)	2,092,536	37,166	273,154	—	—
Depreciation and amortization	69,913	6,182	4,074	2,398	82,567
Capital expenditures	140,357	6,534	4,196	5,073	156,160

Operating income (loss)	219,178	8,811	14,682	(45,022)	197,649
Other income (expense), net					(89,002)

Income before income taxes					$108,647

Total assets, excluding goodwill, at September 30, 2008	$2,654,024	$175,957	$220,552	$124,716	$3,175,249
Goodwill	248,343	27,610	23,599	—	299,552

Total assets at September 30, 2008	$2,902,367	$203,567	$244,151	$124,716	$3,474,801

(1)	Includes the assets and results of operations of a fleet of trucks that were transferred from the refining group.

(2)	Intersegment revenues of $2,402.9 million have been eliminated in consolidation.

	For the Three Months Ended September 30, 2007
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,674,579	$188,537	$369,762	$12	$2,232,890
Intersegment revenues (1)	427,551	9,437	48,427	—	—
Depreciation and amortization	18,737	1,537	1,145	477	21,896
Capital expenditures	90,434	2,237	1,776	1,218	95,665

Operating income (loss)	74,037	6,774	3,713	(17,429)	67,095
Other income (expense), net					(8,102)

Income before income taxes					$58,993

(1)	Intersegment revenues of $485.4 million have been eliminated in consolidation.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

	For the Nine Months Ended September 30, 2007
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$4,138,560	$253,889	$493,602	$12	$4,886,063
Intersegment revenues (1)	569,641	12,611	70,338	—	—
Depreciation and amortization	34,889	2,023	1,366	527	38,805
Capital expenditures	159,204	2,811	2,029	1,732	165,776

Operating income (loss)	418,885	9,084	5,526	(35,947)	397,548
Other income (expense), net					(19,369)

Income before income taxes					$378,179

Total assets, excluding goodwill, at September 30, 2007	$2,352,190	$164,375	$179,642	$301,487	$2,997,694
Goodwill (2)	264,645	29,423	25,148	—	319,216

Total assets at September 30, 2007	$2,616,835	$193,798	$204,790	$301,487	$3,316,910

(1)	Intersegment revenues of $652.6 million have been eliminated in consolidation.

(2)	Represents preliminary amounts for goodwill and allocation as of September 30, 2007.
4. Fair Value Measurement
     As discussed in Note 2 above, the Company adopted SFAS No. 157 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. The adoption of SFAS No. 157 was limited to financial assets and liabilities.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
     The following table represents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and the basis for that measurement:

Quoted Prices in
		Active Markets for		Significant
	Fair Value	Identical Assets or	Significant Other	Unobservable
	Measurement at	Liabilities	Observable Inputs	Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial assets:
Derivative contracts	$1,552	$—	$1,552	$—
5. Inventories
     Inventories were as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Refined products (1)	$204,449	$308,603
Crude oil and other raw materials	242,543	262,809
Lubricants	18,436	15,750
Convenience store merchandise	11,428	11,510

Inventories	$476,856	$598,672

(1)	Includes $12.8 million and $24.0 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at September 30, 2008 and December 31, 2007, respectively.
     The Company values its crude oil, asphalt and other raw material inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by the Company’s retail and wholesale groups, refined products inventories are valued under the LIFO valuation method. Lubricants and convenience store merchandise are valued under the FIFO valuation method.
     As of September 30, 2008 and December 31, 2007, refined products valued under the LIFO method and crude oil and other raw materials totaled 7,338 barrels and 8,755 barrels, respectively. The current cost of inventories exceeded LIFO costs by $337.2 million at September 30, 2008 and $256.1 million at December 31, 2007.
     During the first three quarters of 2008, the Company recorded LIFO liquidations caused by permanent decreased levels in inventories that are consistent with the Company’s expectations of year-end inventory levels. The effect of these liquidations increased gross profit by $7.5 million, net income by $5.3 million and earnings per diluted share by $0.08 for the three months ended September 30, 2008. The effect of these liquidations increased gross profit by $57.5 million, net income by $40.8 million and earnings per diluted share by $0.60 for the nine months ended September 30, 2008. There were no LIFO liquidations during the first nine months of 2007. LIFO cost per barrel of the Company’s refined products and crude oil and other raw materials inventories as of September 30, 2008 and December 31, 2007 is shown below:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

	September 30, 2008			December 31, 2007
	(In thousands, except cost per barrel)
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
Refined products	2,765	$191,600	$69.29	3,907	$284,621	$72.85
Crude oil and other raw materials	4,573	242,543	53.04	4,848	262,809	54.21

	7,338	$434,143	59.16	8,755	$547,430	62.53

     Based on seasonally lower product demand in the Four Corners area in the winter months and to manage its working capital, the Company has removed much of the crude oil from the pipeline running from Southeast New Mexico to Northwest New Mexico. The Company will evaluate future demand and alternative sources of crude oil to determine when the pipeline will be returned to service.
6. Prepaid Expenses
     Prepaid expenses consisted of the following:

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Prepaid crude oil and other raw materials inventories	$84,507	$6,428
Prepaid insurance and other	22,722	25,154

Prepaid expenses	$107,229	$31,582

7. Other Current Assets
     Other current assets were as follows:

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Materials and chemicals inventories	$29,854	$22,636
Swap contracts (crude and finished products)	1,507	10,429
Spare parts inventories	919	859
Income tax receivable	—	64,187
Other	585	330

Other current assets	$32,865	$98,441

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
8. Property, Plant, and Equipment
     Property, plant, and equipment were as follows:

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Refinery facilities and related equipment	$1,479,698	$1,245,323
Pipelines, terminals and related equipment	89,770	98,945
Retail and wholesale facilities and related equipment	175,581	151,202
Other	12,682	8,525
Construction in progress	202,266	306,228

	1,959,997	1,810,223
Accumulated depreciation	(156,937)	(83,996)

Property, plant, and equipment, net	$1,803,060	$1,726,227

     The changes reflected from December 31, 2007 to September 30, 2008 in pipelines, terminals and related equipment and retail and wholesale facilities and related equipment are primarily the result of the transfer of property and equipment from the refining segment to the wholesale segment as discussed in Note 3. “Segment Information.”
     The Company capitalized $2.3 million and $6.8 million of interest expense for the three and nine months ended September 30, 2008, respectively. The Company capitalized $2.2 million and $2.7 million of interest expense for the three and nine months ended September 30, 2007, respectively.
9. Asset Retirement Obligations (“AROs”)
     The Company has recorded asset retirement obligations for retirement of certain refinery assets and the removal of underground storage tanks at the Company’s owned and leased retail and wholesale locations. During the first quarter of 2008, the Company completed the construction of an overhead bridge that provides piping and conduit interconnection between the south side and the north side of the El Paso refinery. The Company is legally obligated to dismantle the bridge at the end of its estimated useful life, therefore, an ARO was recorded during the first quarter of 2008. The following table reconciles the beginning and ending aggregate carrying amount of the Company’s AROs for the nine months ended September 30, 2008:

September 30,
2008
(In thousands)
Liability at beginning of year	$4,021
Liabilities incurred	662
Liabilities settled	—
Accretion expense	233

Liability at end of period	$4,916

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
10. Goodwill and Other Intangible Assets
     The Company had goodwill of $299.6 million at September 30, 2008, and December 31, 2007. This goodwill is not deductible for income tax reporting purposes. The Company’s policy is to test goodwill for impairment annually or more frequently if indications of impairment exist. The Company’s impairment testing of its goodwill is based on the estimated fair value of its reporting units, which is determined based on consideration given to discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. In addition, various market-based methods including market capitalization, EBITDA multiples, and refining complexity barrels are considered. The estimates and assumptions used in determining fair value of each reporting unit require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The market capitalization model is sensitive to changes in the Company’s traded stock price. The EBITDA and complexity barrel models are sensitive to changes in recent historical results of operations within the refining industry. The Company compares and contrasts the results of the various valuation models to determine if impairment exists at the end of a reporting period. Generally, no model is considered to be any more or less indicative that impairment does or does not exist at a point in time. While management believes that the Company’s goodwill was not impaired at September 30, 2008, declines in the overall stock market subsequent to the balance sheet date could be an early indication that goodwill may become impaired during the fourth quarter of 2008.
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
     A summary of intangible assets that are included in “Other assets, net of amortization” in the Condensed Consolidated Balance Sheet is presented in the table below:

	September 30, 2008			December 31, 2007
	Gross		Net	Gross		Net	Weighted Average
	Carrying	Accumulated	Carrying	carrying	Accumulated	Carrying	Amortization Period
	Value	Amortization	Value	Value	Amortization	Value	(Years)
			(In thousands)
Amortizable assets:
Licenses and permits	$41,964	$(3,294)	$38,670	$40,109	$(2,269)	$37,840	12.3
Paid-up technology	9,600	(2,254)	7,346	9,600	(437)	9,163	13.0
Customer relationships	6,300	(360)	5,940	3,300	(124)	3,176	15.0
Right-of-ways	4,111	(608)	3,503	803	(29)	774	19.1
Other	915	(112)	803	915	(46)	869	11.6

	62,890	(6,628)	56,262	54,727	(2,905)	51,822

Unamortizable assets:
Trademarks	5,300	—	5,300	5,300	—	5,300
Liquor licenses	15,299	—	15,299	14,872	—	14,872

	$83,489	$(6,628)	$76,861	$74,899	$(2,905)	$71,994

     Intangible asset amortization expense for the three and nine months ended September 30, 2008 was $1.2 million and $3.7 million, respectively, based upon estimated useful lives ranging from 6 to 20 years. Intangible asset amortization for the three and nine months ended September 30, 2007, was $1.2 million and $1.5 million,

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
respectively. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows (in thousands):

2008 remainder	$1,214
2009	4,854
2010	4,854
2011	4,854
2012	4,854
2013	4,854
11. Other Assets, Net of Amortization
     Other assets, net of amortization, consisted of the following:

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Intangible assets, other than goodwill	$76,861	$71,994
Unamortized loan fees	25,122	16,889
Other	11,218	7,902

Other assets, net of amortization	$113,201	$96,785

     On June 30, 2008, the Company entered into an amendment to its revolving credit agreement, an amendment to its term loan credit agreement and a letter of credit agreement. See Note 13, “Long-Term Debt.” Through September 30, 2008, the Company recorded $20.5 million in deferred financing fees related to these amendments and the new letter of credit agreement. Also, as a result of the amendment to the term loan agreement, the Company wrote-off $10.9 million of unamortized loan fees incurred in May 2007.
12. Accrued Liabilities
     Accrued liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Payroll and related costs	$39,729	$30,860
Excise taxes	27,420	38,122
Accrued interest	19,761	—
Property taxes	13,883	14,157
Income taxes payable	11,587	—
Environmental reserve, current	7,924	12,582
Other	7,308	12,034

Accrued liabilities	$127,612	$107,755

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
13. Long-Term Debt
     The Company’s long-term debt consisted of the following:

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Term Loan Agreement	$1,283,750	$1,293,500
2007 Revolving Credit Agreement	200,000	290,000

Long-term debt	1,483,750	1,583,500
Current portion of long-term debt	(13,000)	(13,000)

Long-term debt, net of current portion	$1,470,750	$1,570,500

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
     The Term Loan Agreement provides for principal payments of 0.25% of the original principal amount of the loan on a quarterly basis ($13.0 million annually for the next six years with the remaining balance due on the maturity date). The Company made principal payments on the Term Loan of $106.5 million in 2007 and $9.8 million in the first nine months of 2008. In addition, the Term Loan Agreement also contains certain mandatory prepayment provisions for excess cash flow and upon the issuances of certain debt.
     Following the amendments of the Term Loan Agreement, interest rates for borrowings under the Term Loan Agreement (depending on the type of borrowing) are equal to LIBOR plus 4.50%, subject to an interest rate floor of 3.25% per annum, in the case of Eurodollar rate borrowings, and the base rate plus 3.50% per annum, in the case of base rate borrowings. Further, effective October 1, 2008, interest rates for the Term Loan Agreement will be adjusted in inverse relation to amounts prepaid under the Term Loan Agreement ranging from LIBOR plus 6.0% per annum (for Eurodollar rate borrowings) and base rate plus 5.0% per annum (for base rate borrowings), if prepayments are less than $250 million, to LIBOR plus 4.00% per annum (for Eurodollar borrowings) and base rate plus 3.50% (for base rate borrowings), if prepayments equal or exceed $750 million. The average interest rate under the Term Loan Agreement for the nine months ended September 30, 2008, was 6.03%. Effective October 1, 2008, the interest rate under the Term Loan Agreement was 9.25%.
     In connection with the amendment to the Term Loan Agreement, the Company paid an amendment fee equal to the sum of: (a) 0.50% of the term loans held by lenders executing the amendment on June 30, 2008, and paid an additional amendment fee equal to (b) 0.50% of the term loan balance on September 30, 2008.
     In connection with the amendment to the Term Loan Agreement, the Company recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred in May 31, 2007.
     2007 Revolving Credit Agreement. On May 31, 2007, the Company also entered into a Revolving Credit Agreement with a group of banks, which was later amended on June 30, 2008 (as so amended, the “2007 Revolving Credit Agreement”). The 2007 Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of the Company and its subsidiaries, to finance working capital and capital expenditures, and for other

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. Availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. On February 19, 2008, the Company exercised its option to increase the borrowing capacity under the 2007 Revolving Credit Agreement from $500 million to $800 million. As of September 30, 2008, the Company had net availability under the 2007 Revolving Credit Agreement of $75.3 million due to $524.7 million in letters of credit outstanding and $200.0 million in direct borrowings. This availability, combined with the availability under the 2008 L/C Credit Agreement, gave the Company total availability of $155.3 million at September 30, 2008. On November 3, 2008, the Company had combined availability under the 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement of $501.0 million due to $379.0 million in letters of credit outstanding and no outstanding direct borrowings.
     Following the amendment of the 2007 Revolving Credit Agreement, per annum interest rates for Eurodollar rate borrowings under the 2007 Revolving Credit Agreement range from LIBOR plus 2.25% to LIBOR plus 3.25%, subject to adjustment based upon the Company’s consolidated leverage ratio. Letter of credit fees per annum under the 2007 Revolving Credit Agreement range from 2.25% to 3.25%, subject in each case to adjustment based upon the Company’s consolidated leverage ratio. The quarterly commitment fees for the 2007 Revolving Credit Agreement are equal to a flat fee of 0.50% per annum. The average interest rate under the Revolving Credit Agreement for the nine months ended September 30, 2008 was 6.67%.
     In connection with the amendment to the 2007 Revolving Credit Agreement, the Company paid an amendment fee of 0.50% of the commitments of each lender that executed the Amendment.
     2008 L/C Credit Agreement.  The 2008 L/C Credit Agreement provides for a letter of credit facility not to exceed $75 million, subject to a borrowing base availability based upon eligible receivables and inventory, and matures on June 30, 2009. This limit was subsequently increased to $80 million on July 3, 2008. In addition, the Company may request an increase in availability under the 2008 L/C Credit Agreement up to an aggregate limit of $200 million.  The 2008 L/C Credit Agreement is secured by certain cash, accounts receivable and inventory, and is permitted to be used for general corporate purposes. The 2008 L/C Credit Agreement provides for a quarterly commitment fee of 0.50% per annum and letter of credit fees ranging from 2.25% to 3.50% per annum payable quarterly, subject to adjustment based upon the Company’s consolidated leverage ratio. Drawn amounts under letters of credit under the 2008 L/C Credit Agreement accrue interest at the base rate plus 3.50% per annum. Letters of credit can only be issued under the 2008 L/C Credit Agreement if the net availability under the 2007 Revolving Credit Agreement is less than or equal to $120 million, subject to limited exceptions. In addition, availability under the 2008 L/C Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. At September 30, 2008, there were no letters of credit outstanding under the 2008 L/C Credit Agreement.
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
     Certain Covenants in Agreements. The Agreements contain certain covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage, maximum leverage and minimum EBITDA. The Agreements provide for minimum interest coverage ratios (as defined therein) of no less than 1.50 to 1.00 as of September 30, 2008, increasing to 1.75 to 1.00 on March 31, 2009. The Agreements contain no requirements of maximum leverage ratio (as defined therein) until March 31, 2009, at which point the maximum leverage ratio must be no greater than 5.00 to 1.00 (prior to the issuance of certain subordinated indebtedness) and no greater than 5.50 to 1.00 (upon the issuance of certain subordinated indebtedness). Effective beginning the quarter ended June 30, 2009, the maximum leverage ratio must be no greater than 4.75 to 1.00 (prior to the issuance

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
of certain subordinated indebtedness) and no greater than 5.25 to 1.00 (upon the issuance of certain subordinated indebtedness). The Agreements also contain a minimum EBITDA covenant, where consolidated EBITDA (as defined therein) must be no less than $100 million for the two consecutive fiscal quarters ending September 30, 2008 and $175 million for the three consecutive fiscal quarters ending December 31, 2008. The Agreements also contain a senior leverage coverage covenant, which becomes effective March 31, 2009 (only upon any issuance by the Company of subordinated indebtedness) and which must be no greater than 4.50 to 1.00 as of such date and no greater than 4.25 to 1.00 as of June 30, 2009. The Company has also agreed to not pay cash dividends on its common stock through 2009. The Company was in compliance with all applicable covenants set forth in the Agreements at September 30, 2008.
     Interest rate swap. On January 31, 2008, the Company entered into an amortizing LIBOR interest rate swap to manage the variability of cash flows related to the interest payments for the variable-rate term loan. On August 6, 2008, the Company terminated the interest rate swap at no cost.
Letters of Credit
     The 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement provide for the issuance of letters of credit. The Company obtains letters of credit and cancels them on a monthly basis depending upon its needs. At September 30, 2008, there were $524.7 million of irrevocable letters of credit outstanding, primarily issued to crude oil suppliers under the 2007 Revolving Credit Agreement. At September 30, 2008, there were no letters of credit outstanding under the 2008 L/C Credit Facility. On November 3, 2008, the Company had $379.0 million in letters of credit outstanding under the 2007 Revolving Credit Agreement and no letters of credit outstanding under the 2008 L/C Credit Agreement.
14. Income Taxes
     The effective tax rate for the three and nine months ended September 30, 2008 was 28.9% and 29.1%, respectively, as compared to the federal statutory rate of 35%. The effective tax rate was lower than the federal statutory rate primarily due to the federal income tax credit available to small business refiners for the production of ultra low sulfur diesel fuel and the manufacturing activities deduction.
     The Company classifies interest to be paid on underpayments of income taxes and any related penalties as income tax expense. The Company has recorded a liability of $6.3 million, including interest and penalties of $0.3 million, for unrecognized tax benefits, of which none would materially affect the Company’s effective tax rate if recognized. The Company does not currently expect any significant changes in these tax positions over the next twelve months. The tax years 2005-2007 remain open to examination by the major tax jurisdictions to which the Company is subject.
     The Company’s 2005 and 2006 federal income tax returns are currently under examination by the Internal Revenue Service (“IRS”). The Company continues to work with the IRS to expedite the conclusion of this examination. While the Company does not believe the results of this examination will have a material adverse effect on the Company’s financial position or results of operations, the timing and results of any final determination remain uncertain.
15. Retirement Plans
     The Company accounts for its retirement plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment to FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Management believes that recent declines in the market values of plan assets will not have a significant short or long-term effect on the Company’s obligations under the plans.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
Pension Plans
     The Company sponsors a pension plan for certain El Paso refinery employees. As a result of the Giant acquisition, the Company became the plan sponsor of a pension plan covering certain employees of the Yorktown refinery. The components of the net periodic benefit cost associated with the Company’s pension plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Net periodic benefit cost includes:
Service cost	$984	$1,009	$2,952	$2,285
Interest cost	810	721	2,429	1,689
Expected return on assets	(498)	(336)	(1,494)	(697)
Amortization of net loss	203	202	610	606

Net periodic benefit cost	$1,499	$1,596	$4,497	$3,883

Postretirement Benefits
     The Company sponsors a postretirement medical benefit plan for certain El Paso refinery employees. In connection with the Giant acquisition, the Company became the sponsor of a postretirement benefit plan covering certain employees of the Yorktown refinery. The components of net periodic benefit cost associated with the Company’s postretirement medical benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Net periodic benefit cost includes:
Service cost	$88	$89	$264	$140
Interest cost	119	112	357	193
Amortization of net gain	(1)	—	(1)	—

Net periodic benefit cost	$206	$201	$620	$333

     The Company contributed $9.4 million for the pension plan covering certain El Paso refinery employees in the nine months ended September 30, 2008 and expects to make a contribution of $1.6 million during the fourth quarter of 2008 for this plan. In addition, the Company contributed $2.7 million to its pension plan for the Yorktown refinery in the third quarter of 2008. The Company is not required to fund the postretirement medical plan for either the El Paso refinery or the Yorktown refinery on an annual basis.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
16. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil and refined product forward contracts to facilitate the supply of crude oil to the refineries and the sale of refined products. During the nine months ended September 30, 2008, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil and refined products, which qualify as normal purchases and normal sales that are exempt from the reporting requirements of SFAS No. 133.
     The Company also uses crude oil and refined products futures, swap contracts or options to mitigate the change in value for a portion of its volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and no other cash payments are made. The Company elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. The contract fair value is reflected on the balance sheet and the related net gain or loss is recorded as a gain (loss) from derivative activities in the statement of operations. Various third-party sources are used to determine fair values for the purpose of marking to market the derivative instruments at each period end. At September 30, 2008, the Company had open commodity derivative instruments consisting of finished product price swaps and crude oil futures on a net 40,000 barrels, primarily to fix margins on refined product sales for future quarters in 2008 and to protect the value of certain crude oil inventories. These open instruments had total unrealized net gains at September 30, 2008, of approximately $1.6 million, which was included in other current assets. At December 31, 2007, the fair value of the outstanding contracts was a net unrealized loss of $5.2 million, of which $0.5 million was in current assets and $5.7 million was in current liabilities. The Company recognized $6.0 million and $9.1 million gains for the three months ended September 30, 2008 and 2007, respectively; and $7.8 million and $1.5 million in losses for the nine months ended September 30, 2008 and 2007, respectively.
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
     The Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF Issue No. 06-11”) on January 1, 2008. EITF Issue No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. The adoption of EITF Issue No. 06-11 did not have an impact on the Company’s financial position or results of operations during the first nine months of 2008.
     Using a forfeiture rate of 0%, the Company recorded compensation expense of $1.3 million for the three months ended September 30, 2008, of which $0.4 million was included in direct operating expenses and $0.9 million in selling, general, and administrative expenses. The tax benefit related to these expenses was $0.5 million for the three months ended September 30, 2008, using a blended rate of 37.17%. The aggregate fair value at the grant date

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
of the shares vested during the three months ended September 30, 2008, was $0.7 million. The related aggregate intrinsic value of these shares was $0.2 million at the vesting date. For the three months ended September 30, 2007, stock-based compensation expense was $5.0 million of which $0.3 million was included in direct operating expenses and $4.7 million in selling, general, and administrative expenses with a related tax benefit of $1.8 million. No expense was capitalized in either period.
     Using a forfeiture rate of 0%, the Company recorded compensation expense of $6.4 million for the nine months ended September 30, 2008, of which $1.0 million was included in direct operating expenses and $5.4 million in selling, general, and administrative expenses. The tax benefit related to these expenses was $2.4 million for the nine months ended September 30, 2008, using a blended rate of 37.17%. The aggregate fair value at the grant date of the shares vested during the nine months ended September 30, 2008, was $6.4 million. The related aggregate intrinsic value of these shares was $4.6 million at the vesting date. For the nine months ended September 30, 2007, stock-based compensation expense was $12.9 million of which $0.8 million was included in direct operating expenses and $12.1 million in selling, general, and administrative expenses with a related tax benefit of $4.6 million. No expense was capitalized in either period.
     As of September 30, 2008, there were 604,650 shares of restricted stock outstanding with an aggregate fair value at grant date of $11.3 million and an aggregate intrinsic value of $6.1 million. The compensation cost of nonvested awards not recognized as of September 30, 2008, was $8.8 million, which will be recognized over a weighted average period of approximately 2.10 years. The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2008:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2007	506,562	$23.36
Awards granted	352,373	13.93
Awards vested	(277,644)	18.41
Awards forfeited	(1,266)	32.36

Nonvested at March 31, 2008	580,025	20.55

Awards granted	58,453	11.33
Awards vested	(15,653)	34.32
Awards forfeited	––	—

Nonvested at June 30, 2008	622,825	19.34

Awards granted	––	––
Awards vested	(18,175)	39.37
Awards forfeited	––	––

Nonvested at September 30, 2008	604,650	18.74

     The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of September 30, 2008, there were 2,421,746 shares of common stock reserved for future grants under this plan.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
18. Stockholders’ Equity
     During the three and nine months ended September 30, 2008, the Company repurchased 4,637 and 79,686 shares, respectively, of its common stock at an aggregate cost of $0.1 and $1.2 million, respectively. These repurchases, which were recorded as treasury stock, were made to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.
     On June 30, 2008, as part of the amendment to its credit facilities, the Company agreed not to declare or pay cash dividends to its common stockholders until after December 31, 2009.
19. Earnings Per Share
     The Company uses the treasury stock method to determine the amount of fully diluted shares outstanding. The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007, is presented below:

	Three Months Ended September 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$109,237	67,759,893	$1.61	$46,622	67,245,756	$0.69

Effect of dilutive securities:
Unvested restricted stock	––	––		—	437,539

Diluted earnings per share:
Net income	$109,237	67,759,893	$1.61	$46,622	67,683,295	$0.69

	Nine Months Ended September 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands)			(In thousands)
Basic earnings per share:
Net income	$77,026	67,695,673	$1.14	$264,139	67,094,980	$3.94

Effect of dilutive securities:
Unvested restricted stock	––	55,848		—	470,915

Diluted earnings per share:
Net income	$77,026	67,751,521	$1.14	$264,139	67,565,895	$3.91

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
20. Related Party Transactions
     On October 3, 2006, the Company entered into a new non-exclusive aircraft lease with an entity controlled by the Company’s majority stockholder. The lease may be terminated by either party at any time. The hourly rental payment is $1,775 per flight hour and the Company is responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company will be reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company has a policy requiring that the officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. The following table summarizes the total costs incurred for the lease of the aircraft for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Lease payments	$163	$133	$456	$502
Operating and maintenance expenses	283	410	948	1,071
Reimbursed by officers	(134)	(114)	(457)	(414)

Total costs	$312	$429	$947	$1,159

     The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004 and acquired the remaining interest in February 2008. Sales to Transmountain totaled $15.6 million and $75.1 million for the three and nine months ended September 30, 2008, respectively. Total accounts receivable due from Transmountain were $2.0 million as of September 30, 2008. Total sales to Transmountain were $12.1 million and $40.9 million for the three and nine months ended September 30, 2007, respectively. Total accounts receivable due from Transmountain were $2.1 million as of December 31, 2007.
     On March 1, 2008, a wholly-owned subsidiary of the Company, Western Refining LP, entered into two separate Wholesale Agreements with Transmountain. The first such agreement provides for the sale of Shell Oil Products US-branded gasoline and Western ultra low sulfur diesel (“ULSD”) by Western Refining LP to Transmountain for sale by Transmountain in Transmountain’s Shell-branded stores. This agreement expires February 28, 2018, unless terminated or extended in accordance with its terms. The terms under this agreement are based on market-based prices and contain minimum volumes that must be purchased by Transmountain. The other agreement provides for the sale of Western gasoline and Western ULSD by Western Refining LP to Transmountain for sale by Transmountain in Transmountain’s Western-branded stores. This agreement also provides for the use of the “Western” name and image by Transmountain in Transmountain’s Western-branded stores. This agreement expires February 28, 2018, unless terminated or extended in accordance with its terms. The terms under this agreement are based on market-based prices and contain minimum volumes that must be purchased by Transmountain.
     The Company has entered into a lease agreement with Transmountain, pursuant to which Transmountain leases certain office space from the Company. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The monthly base rental starts at $6,800, subject to adjustment at the end of the first five-year period based upon the change in the Consumer Price Index. Rental payments received from Transmountain were $20,400 for each of the three-month periods ended September 30, 2008 and 2007. Rental payments received from Transmountain were $61,200 for each of the nine-month periods ended September 30, 2008 and 2007.
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
SEPTEMBER 30, 2008
(UNAUDITED)
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
     As a result of the Giant acquisition, the Company assumed environmental liabilities from the Yorktown and Four Corners refineries and other projects. As of September 30, 2008, the Company had environmental liability accruals of approximately $32.2 million, of which $7.9 million is in accrued liabilities. As of December 31, 2007, the Company had environmental liability accruals of approximately $37.4 million. Environmental accruals are recorded in the current and long-term sections of the Company’s Condensed Consolidated Balance Sheet, according to their nature. On May 31, 2007, the Company recorded approximately $41.2 million to reflect the estimated fair value of environmental liabilities assumed in the Giant acquisition using an inflation factor of 2.7% and a discount rate of 7.1%. As of September 30, 2008, the unescalated, undiscounted environmental reserve totaled approximately $42.3 million, leaving approximately $10.4 million to be accreted over time. The table below summarizes the Company’s environmental liability accruals:

	December 31,	Increase		September 30,
	2007	(Decrease)	Payments	2008
		(In thousands)
Yorktown Refinery	$31,640	$1,056	$(6,329)	$26,367
Four Corners and Other	5,801	308	(302)	5,807

Totals	$37,441	$1,364	$(6,631)	$32,174

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
SEPTEMBER 30, 2008
(UNAUDITED)
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
     The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. The Company could be assessed penalties up to $1.2 million, but it cannot reasonably estimate the amount of penalties associated with the EPA Initiative. No accrual has been provided for these penalties at September 30, 2008. Based on current negotiations and information, the Company estimates the total capital expenditures necessary to address the EPA Initiative issues would be approximately $27 million of which $15.2 million has already been expended for the installation of a flare gas recovery system on the south side of the El Paso refinery, which was completed in 2007.
     In May 2008, the EPA and the Company agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit (“FCCU”) and heaters and boilers that the Company expects will ultimately be incorporated into a final settlement agreement between the Company and the EPA. Regarding the heaters and boilers, the Company estimates remaining expenditures of approximately $12 million for nitrogen oxides (“NOx”) emission controls to be installed from 2008 through 2012 will be necessary under this agreement. This amount has been included in the Company’s estimated capital expenditures for regulatory projects and could change depending upon the actual final settlement reached. Regarding the FCCU, the Company anticipates additional operating expense to purchase catalysts that the Company anticipates will allow it to meet the EPA Initiative NOx requirements for the FCCU.
     The Company is expecting to receive a proposed draft settlement agreement from the EPA. Based on current information, the Company does not expect any settlement pursuant to the EPA Initiative to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.
     The Texas Commission on Environmental Quality (“TCEQ”) has notified the Company that it will be presenting the Company with a proposed Agreed Order regarding six excess air emission incidents that occurred at the El Paso refinery during 2007 and early 2008. While at this time it is not known precisely how the Agreed Order may affect the Company, the Company expects corrective action to be requested with the Agreed Order and may be assessed penalties. The Company does not expect the penalties or the corrective action requested to have a material adverse effect on its business, financial condition, or results of operations or that any penalties assessed or increased costs associated with the corrective action will be material. Subsequent to the notification, the TCEQ has agreed to meet with the Company prior to issuing a proposed Agreed Order.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
     Yorktown 1991 and 2006 Orders. In connection with the Yorktown acquisition, Giant assumed certain of BP’s obligations under an administrative order issued in 1991 by the EPA under the Resource Conservation and Recovery Act (“RCRA”) for which Giant maintained it had an indemnity right against BP. In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant will implement a clean-up plan for the refinery. Following the acquisition of Giant, the Company is completing the first phase of the plan and is in the process of negotiating revisions with the EPA for the remainder of the clean-up plan.
     The Company currently estimates that expenditures associated with the EPA order are approximately $46.4 million (up to $35.0 million of which the Company believes is subject to reimbursement by BP). During 2007, in response to the first claim requesting reimbursement from BP, the Company received a letter from BP disputing indemnification for these costs. The Company is pursuing indemnification from BP. The discounted value of this liability assumed from Giant on May 31, 2007, was $35.5 million. The Company incurred $6.3 million in the nine months ended September  30, 2008 and $4.7 million in the year 2007 related to the EPA order and believes that approximately $20.5 million will be incurred between the remainder of 2008 and 2011. The remainder will be expended over a 29-year period following construction. These estimates assume that the EPA will agree with the design and specifications of the Company’s clean-up plan. These estimates also could change as a result of factors such as changes in costs of labor and materials.
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
     Yorktown 2002 Amended Consent Decree. In May 2002, a Giant subsidiary company acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree among various parties covering many locations (the “Consent Decree”) entered in August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of NOx, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. The Company does not expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator (“ESP”) on the FCCU and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. As of September 30, 2008, the Company had expended $0.3 million controlling NOx emissions from one heater. The Company estimates additional capital expenditures of approximately $1.4 million to complete implementation of the requirements of the Consent Decree. This amount has been included in the Company’s estimated capital expenditures for regulatory projects. The Company does not expect completing the requirements of the Consent Decree to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
     Based on current information, the Company has estimated the total capital expenditures that may be required pursuant to the NMED agreement would be up to approximately $60 million and will occur from 2008 to 2012. These capital expenditures would primarily be for installation of emission controls on the FCCUs and heaters and boilers, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and NOx from the refineries. As of September 30, 2008, the Company had expended $0.1 million. Prior to May 31, 2007, Giant had completed a sulfur recovery system at the Gallup refinery. Modifications to the sulfur recovery systems at the Gallup refinery were installed in early 2008 to improve performance of the units at a cost of approximately $0.6 million. Total capital expenditures could increase if these 2008 modifications to the sulfur recovery system do not adequately improve performance of this system. The Company is currently in discussions with the NMED regarding certain provisions of the NMED agreement. In particular, the Company is seeking an extension for the timing of implementation and/or alternative implementation for certain requirements contained in the NMED agreement as well as an agreement on penalties for matters under the NMED agreement with which the Company is presently not in compliance. No assurances can be given that the Company will be able to reach an agreement with the NMED on these matters.
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
     Based on current information, the Company has prepared an initial undiscounted cost estimate of $2.8 million for implementing the final order. In connection with the acquisition of Giant, the Company has initially recorded a discounted liability of $2.1 million relating to the final order implementation costs.
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
SEPTEMBER 30, 2008
(UNAUDITED)
each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages.
     As a result of the acquisition of Giant, certain of the subsidiaries of the Company were defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida and New Mexico. The Company and its subsidiaries have reached settlement agreements regarding most of these lawsuits, including the New Mexico suit. After these settlement agreements, there are eleven lawsuits pending. The settlement of these lawsuits will not have a material adverse effect on the Company’s business, financial condition or results of operations.
     In addition, Western had been named as a defendant in the lawsuit filed in New Mexico. This lawsuit also settled as part of the settlements referenced above.
     Western also has been named as a defendant in a lawsuit filed by the State of New Jersey related to MTBE. Western has never done business in New Jersey and has never sold any products in that state or that could have reached that state. Accordingly, Western intends to vigorously defend itself.
     Owners of a small hotel in Aztec, New Mexico, filed a lawsuit in January 2006 against a subsidiary of the Company. That lawsuit was dismissed for improper venue. The Plaintiffs have now refiled their lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street, which is owned by a subsidiary of the Company. Plaintiffs claim a component of the gasoline, MTBE, has contaminated their ground water.
     The Company intends to vigorously defend these MTBE lawsuits. Because potentially applicable factual and legal issues have not been resolved, the Company has yet to determine if a liability is probable and the Company cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, the Company has not recorded a liability for these lawsuits.
     In March 2007, a class action lawsuit was filed in New Mexico naming numerous retail suppliers of motor fuel as defendants, including subsidiaries of the Company. The Court has dismissed this lawsuit and it is no longer pending.
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
SEPTEMBER 30, 2008
(UNAUDITED)
majeure was in accordance with the contract, disputes Statoil’s claims and intends to vigorously defend against them.
     On February 25, 2008, a subsidiary of the Company that operates pipelines had Protests filed against its tariffs for its 16-inch pipeline running from Lynch, New Mexico to Bisti, New Mexico and connecting to Midland, Texas before the FERC by Resolute Natural Resources Company and Resolute Aneth, LLC (“Resolute”), the Navajo Nation and Navajo Nation Oil & Gas Company (“NNOG”). On March 7, 2008, the FERC dismissed these Protests. Resolute and NNOG then filed a request for reconsideration with the FERC, which the FERC denied confirming its earlier dismissal of these Protests. Resolute and NNOG have appealed this ruling to the United States Court of appeals for the D.C. Circuit.
Other matters
     The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I – Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007, or 2007 Form 10-K, under Part II – Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and elsewhere in this report. You should read such “Risk Factors.” In this Item 2, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc. and its subsidiaries, which became our wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, as a result of the Giant acquisition, we now own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, as well as asphalt terminals in Phoenix, Arizona; Tucson, Arizona; Albuquerque; and El Paso. As of September 30, 2008, we also own and operate 154 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and a wholesale petroleum products distributor, which operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
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
     Following the acquisition of Giant, we began reporting our operating results in three business segments: the refining group, the wholesale group, and the retail group. Our refining group operates the four refineries and related refined products terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. See Note 3, “Segment Information” in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on our operating results by segment.
     Prior to the acquisition of Giant, we generated substantially all of our revenues from our refining operations in El Paso. By expanding our refining operations from one to four facilities, we diversified our operations. In addition, we increased our sour and heavy crude oil processing capacity as a percent of our total crude oil capacity from 12% prior to the acquisition to approximately 35% as of September 30, 2008. Sour and heavy crude oil is generally less expensive to acquire. We expect our combined sour and heavy crude oil processing capability to reach approximately 45% by the end of 2009, following the completion of our previously announced acid and sulfur gas facilities and our gasoline desulfurization projects at our El Paso refinery. The Yorktown refinery also has the flexibility for future growth initiatives given its ability to process cost-advantaged feedstocks. With the acquisition, we also gained a diverse mix of complementary retail and wholesale businesses.

     In 2005, Giant purchased an inactive pipeline running from Southeast New Mexico to Northwest New Mexico. The pipeline has been reversed and upgraded to transport crude oil from Southeast New Mexico to the Four Corners region. Crude oil began pumping into this pipeline in July 2007 and reached the Four Corners refineries in August 2007. This incremental supply of crude oil in the Four Corners region provides enough feedstock for our two Four Corners refineries to run at increased capacity rates. Based on seasonally lower product demand in the Four Corners area in the winter months and to manage our working capital, we have removed much of the crude oil from the pipeline, which has impacted our LIFO inventory calculation in the third quarter of 2008. We will evaluate future demand and alternative sources of crude oil to determine when the pipeline will be returned to service. See Item 1A. “Risk Factors — We may not be able to run our Four Corners refineries at increased rates” in our 2007 Form 10-K.
Major Influences on Results of Operations
     Refining. Our earnings and cash flows from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline and other refined products, which in turn depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; the availability of imports; the marketing of competitive fuels; and government regulation. While our net sales fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flow from our operations. In particular, refining margins have been extremely volatile in 2008. Our refining margins decreased during the first six months of 2008 due to substantial increases in crude oil costs and lower increases in gasoline and asphalt prices. In the third quarter of 2008, our crude oil costs declined faster than the prices of finished products leading to improved refining margins during the quarter.
     In addition, other factors that impact our overall refinery gross margins are the sale of lower value products such as residuum, petroleum coke and propane, particularly with increased crude costs. In addition, our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume.
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
     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory of crude oil and refined products is valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. For periods in which the market price declines below our LIFO cost basis, we are subject to significant fluctuations in the recorded value of our inventory and related cost of products sold. Due to recent volatility in the price of crude oil and other blendstocks, we have experienced fluctuations in our LIFO reserves during the nine months ended September 30, 2008. We also experienced LIFO liquidations during the same period based on permanent decreased levels in our inventories. See

Note 5, “Inventories” in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on the impact of LIFO inventory accounting.
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
     Wholesale. Our earnings and cash flows from our wholesale business segment are primarily affected by the sales volumes and margins of gasoline, diesel fuel, and lubricants sold. Margins for gasoline, diesel fuel, and lubricants sales are equal to the sales price less cost of sales. Margins are impacted by local supply, demand, and competition.
Factors Impacting Comparability of Our Financial Results
     Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.
Acquisition of Giant
     On May 31, 2007, we completed the acquisition of Giant. Under the terms of the merger agreement, Western acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In connection with the acquisition, we borrowed an additional $275.0 million on July 5, 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes. Our statements of operations for the nine months ended September 30, 2008, include interest expense of $61.2 million associated with this term loan and the revolving credit facility, net of $6.8 million of capitalized interest. Interest expense associated with this term loan and the revolving credit facility for the nine months ended September 30, 2007 was $27.8 million, net of $2.7 million of capitalized interest.
     Prior to the acquisition of Giant on May 31, 2007, we generated substantially all of our revenues from our refining operations in El Paso. The financial information included in this report for 2008 include the results of operations for the three refineries and the wholesale and retail operations acquired from Giant for all periods presented; however, the financial information included in this report for 2007 include only four months of Giant’s results of operations.
Write-off of Unamortized Loan Fees
     On June 30, 2008, we entered into an amendment to our term loan credit agreement. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred in May 2007. See Note 13, “Long-Term Debt” to the Condensed Consolidated Financial Statements included in this quarterly report for detailed information on our long-term debt agreements.
Planned Maintenance Turnaround
     During the three and nine months ended September 30, 2008, we incurred costs of $0.5 million and $1.7 million, respectively, in anticipation of a maintenance turnaround which had been scheduled for the first quarter of 2009 at the north side of the El Paso refinery. The maintenance turnaround is now scheduled to start in mid-November 2008. During the three and nine months ended September 30, 2007, we performed a maintenance turnaround at the Yorktown refinery at a cost of $12.9 million and incurred costs of $0.8 million in anticipation of the turnaround which is now scheduled for the fourth quarter of 2008 at the El Paso refinery. We expense the cost of maintenance turnarounds when the expense is incurred. Most of our competitors, however, capitalize and amortize maintenance turnarounds.
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
     Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost less impairment write-offs. We test goodwill for impairment at the reporting unit level annually. In addition, goodwill of a reporting unit is tested for impairment if any events and circumstances arise during a quarter that indicate goodwill of a reporting unit might be impaired. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill for financial reporting purposes.
     We apply SFAS No. 142 in determining the useful economic lives of intangible assets that are acquired. SFAS No. 142 requires that we amortize intangible assets, such as right-of-ways, licenses, and permits over their economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s useful economic life is determined to be indefinite, then that asset is not amortized. We consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset when the intangible asset is acquired. We consider these same factors when reviewing the economic useful lives of our existing intangible assets as well. We review the economic useful lives of our intangible assets at least annually and account for impairment losses on intangible assets in accordance with SFAS No. 144.
     The risk of goodwill and other intangible asset impairment losses may increase to the extent our market capitalization, results of operations, or cash flows decline. Impairment losses may result in a material, non-cash write-down of goodwill or other intangible assets. Furthermore, impairment losses could have a material adverse effect on our results of operations and shareholders’ equity.
     Financial Instruments and Fair Value. We adopted the provisions of SFAS No. 157, Fair Value Measurements, or SFAS No. 157, on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. In February 2008, the Financial Accounting Standards Board, or FASB, decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations, and had no impact on methodologies used by us in measuring fair value of its financial assets and liabilities. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009.
     We also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS No. 159, on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is SFAS No. 159 expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
     Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. For us, SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We believe SFAS No. 141R will not have a significant impact on transactions recorded to date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS No. 161. The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for us beginning January 1, 2009. The principal impact from this standard will be to require us to expand our disclosures regarding our derivative instruments.
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
     On June 16, 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP No. EITF 03-6-1. The statement addresses unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for us beginning January 1, 2009, and interim periods after that. We are currently evaluating the potential impact, if any, of FSP No. EITF 03-6-1 on our financial position and results of operations.

Results of Operations
     The following tables summarize the financial data and key operating statistics for the Company for the three and nine months ended September 30, 2008 and 2007. The financial information included in this report for 2008 includes the results of operations for the three refineries and the wholesale and retail operations acquired from Giant for all periods presented; however, the financial information included in this report for 2007 includes only four months of Giant’s results of operations. Prior to the acquisition of Giant on May 31, 2007, Western operated as one business segment. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto, included elsewhere in this report.
Consolidated Financial Data
     The following tables set forth our summary historical financial and operating data for the periods indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007 (1)
	(In thousands, except per share data)		(In thousands, except per share data)
Statement of Operations Data:
Net sales	$3,165,308	$2,232,890	$9,068,842	$4,886,063
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,790,475	1,977,070	8,297,385	4,133,327
Direct operating expenses (exclusive of depreciation and amortization)	133,206	125,381	399,503	247,129
Selling, general, and administrative expenses	32,449	27,783	90,000	55,589
Maintenance turnaround expense	528	13,665	1,738	13,665
Depreciation and amortization	29,218	21,896	82,567	38,805

Total operating costs and expenses	2,985,876	2,165,795	8,871,193	4,488,515

Operating income	179,432	67,095	197,649	397,548
Interest income	478	6,599	1,430	16,774
Interest expense	(31,153)	(22,476)	(69,838)	(31,974)
Amortization of loan fees	(1,553)	(750)	(3,234)	(1,164)
Write-off of unamortized loan fees	—	—	(10,890)	—
Loss on early extinguishment of debt	—	(774)	—	(774)
Gain (loss) from derivative activities	6,022	9,106	(7,826)	(1,453)
Other income (expense)	422	193	1,356	(778)

Income before income taxes	153,648	58,993	108,647	378,179
Provision for income taxes	(44,411)	(12,371)	(31,621)	(114,040)

Net income	$109,237	$46,622	$77,026	$264,139

Basic earnings per share	$1.61	$0.69	$1.14	$3.94
Dilutive earnings per share	$1.61	$0.69	$1.14	$3.91
Weighted average basic shares outstanding	67,760	67,246	67,696	67,095
Weighted average dilutive shares outstanding	67,760	67,683	67,752	67,566
Cash dividends declared per share	$—	$0.06	$0.06	$0.16
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$133,859	$28,724	$170,110	$256,715
Investing activities	(39,135)	(96,031)	(155,702)	(1,222,711)
Financing activities	(41,118)	(130,555)	(131,478)	969,003
Other Data:
Adjusted EBITDA(2)	$216,100	$118,554	$276,914	$464,561
Capital expenditures	39,368	95,665	156,160	165,776

	September 30,
	2008	2007 (1)
	(In thousands)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$172,495	$266,172
Working capital	511,159	439,760
Total assets	3,474,801	3,316,910
Total debt	1,483,750	1,300,000
Stockholders’ equity	834,539	783,149

	Three Months Ended September 30,
	2008				2007
		Legacy	Intercompany			Legacy	Intercompany
	El Paso	Giant	Transactions	Total	El Paso	Giant	Transactions	Total
			(In thousands)				(In thousands)
Net sales	$1,708,622	$2,013,855	$(557,169)	$3,165,308	$1,233,768	$1,276,797	$(277,675)	$2,232,890
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,549,705	1,797,939	(557,169)	2,790,475	1,092,090	1,162,655	(277,675)	1,977,070
Direct operating expenses (exclusive of depreciation and amortization)	46,626	86,580	—	133,206	45,176	80,205	—	125,381
Selling, general, and administrative expenses	13,103	19,346	—	32,449	14,611	13,172	—	27,783
Maintenance turnaround expense	528	––	—	528	820	12,845	—	13,665
Depreciation and amortization	6,093	23,125	—	29,218	4,963	16,933	—	21,896

Total operating costs and expenses	1,616,055	1,926,990	(557,169)	2,985,876	1,157,660	1,285,810	(277,675)	2,165,795

Operating income (loss)	$92,567	$86,865	$––	$179,432	$76,108	$(9,013)	$—	$67,095

	Nine Months Ended September 30,
	2008				2007
		Legacy	Intercompany			Legacy	Intercompany
	El Paso	Giant	Transactions	Total	El Paso	Giant (1)	Transactions	Total
			(In thousands)				(In thousands)
Net sales	$4,919,004	$5,632,573	$(1,482,735)	$9,068,842	$3,539,719	$1,721,104	$(374,760)	$4,886,063
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,566,221	5,213,899	(1,482,735)	8,297,385	2,950,145	1,557,942	(374,760)	4,133,327
Direct operating expenses (exclusive of depreciation and amortization)	141,965	257,538	––	399,503	143,524	103,605	––	247,129
Selling, general, and administrative expenses	37,041	52,959	––	90,000	37,988	17,601	––	55,589
Maintenance turnaround expense	1,738	––	––	1,738	820	12,845	––	13,665
Depreciation and amortization	16,857	65,710	––	82,567	14,506	24,299	––	38,805

Total operating costs and expenses	4,763,822	5,590,106	(1,482,735)	8,871,193	3,146,983	1,716,292	(374,760)	4,488,515

Operating income	$155,182	$42,467	$––	$197,649	$392,736	$4,812	$––	$397,548

(1)	Includes the results of operations for Giant beginning June 1, 2007, the date of the acquisition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Net income	$109,237	$46,622	$77,026	$264,139
Interest expense	31,153	22,476	69,838	31,974
Provision for income taxes	44,411	12,371	31,621	114,040
Amortization of loan fees	1,553	750	3,234	1,164
Write-off of unamortized loan fees	—	—	10,890	—
Loss on early extinguishment of debt	—	774	—	774
Depreciation and amortization	29,218	21,896	82,567	38,805
Maintenance turnaround expense	528	13,665	1,738	13,665

Adjusted EBITDA	$216,100	$118,554	$276,914	$464,561

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants and merchandise, net of customer rebates or discounts and excise taxes. Net sales for the three months ended September 30, 2008 were $3,165.3 million, compared to $2,232.9 million for the three months ended September 30, 2007, an increase of $932.4 million, or 41.8%. This increase is primarily due to an increase in the average sales price of refined products.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily include cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation, and distribution costs. Cost of products sold was $2,790.5 million for the three months ended September 30, 2008, compared to $1,977.1 million for the three months ended September 30, 2007, an increase of $813.4 million, or 41.1%. This increase was primarily due to an increase in the average cost of crude oil in our refining segment.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $133.2 million for the three months ended September 30, 2008, compared to $125.4 million for the three months ended September 30, 2007, an increase of $7.8 million, or 6.2%. This increase was primarily due to increased employee expenses ($5.8 million), natural gas expense ($3.9 million), transportation expenses at our wholesale division ($2.4 million), chemicals and catalysts ($2.3 million), safety expenses ($1.0 million), and outside support services ($1.0 million). These increases were partially offset by decreased general maintenance expenses ($4.9 million), insurance expense ($2.7 million), and environmental expenses ($1.4 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $32.4 million for the three months ended September 30, 2008, compared to $27.8 million for the three months ended September 30, 2007, an increase of $4.6 million, or 16.5%. This increase was primarily due to increased professional and legal services ($3.3 million) and increased information technology expenses ($0.6 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the quarter ended September 30, 2008, we incurred costs of $0.5 million in anticipation of a turnaround scheduled for the fourth quarter of 2008 at the north side of the El Paso refinery (previously scheduled for the first quarter of 2009). During the quarter ended September 30, 2007, we performed a maintenance turnaround at the Yorktown refinery at a cost of $12.9 million and incurred costs of $0.8 million in anticipation of the turnaround which is now scheduled for the fourth quarter of 2008 at the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2008, was $29.2 million, compared to $21.9 million for the three months ended September 30, 2007, an increase of $7.3 million. This increase was primarily due to the completion of various capital projects at the El Paso refinery and Yorktown refinery including the hydrogen plant, the acid and sulfur gas facilities, the low sulfur gasoline project and the flare gas recovery system and computer systems upgrade.
     Operating Income. Operating income was $179.4 million for the three months ended September 30, 2008, compared to operating income of $67.1 million for the three months ended September 30, 2007, an increase of $112.3 million. This increase is attributable primarily to increased refinery gross margins in the third quarter of 2008 compared to the third quarter of 2007, and decreased turnaround costs, partially offset by increases in direct operating expenses, selling, general, and administrative expenses and depreciation and amortization expense.
     Interest Income. Interest income for the three months ended September 30, 2008 and 2007, was $0.5 million and $6.6 million, respectively. The decrease is primarily attributable to decreased balances of cash available for investment.
     Interest Expense. Interest expense for the three months ended September 30, 2008 and 2007, was $31.2 million (net of capitalized interest of $2.3 million) and $22.5 million (net of capitalized interest of $2.2 million), respectively. The increase was due to increased balances in our revolving credit facility and increased interest rates on our term loan. The average interest rate on the term loan credit agreement in the third quarter of 2007 was 7.13% compared to 7.75% in the third quarter of 2008.
     Loss on early extinguishment of debt. In July 2007, we retired Giant’s Senior Subordinated Notes paying $299.5 million plus accrued interest. The early retirement resulted in a loss of $0.8 million.
     Gain from Derivative Activities. The gain from derivative activities was $6.0 million and $9.1 million for the three months ended September 30, 2008 and 2007, respectively. The difference between the two periods was primarily attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. We recorded income tax expense of $44.4 million for the quarter ended September 30, 2008, using an estimated effective tax rate of 28.9%, as compared to the Federal statutory rate of 35%. The effective rate for the three months ended September 30, 2008, was lower primarily due to a tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the manufacturing activities deduction.

     Net Income. We reported net income of $109.2 million for the three months ended September 30, 2008, representing $1.61 net earnings per share for the third quarter of 2008 on weighted average dilutive shares outstanding of 67.8 million. For the third quarter of 2007, we reported net income of $46.6 million representing $0.69 net income per share on weighted average dilutive shares outstanding of 67.7 million.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants and merchandise, net of customer rebates or discount and excise taxes. Net sales for the nine months ended September 30, 2008 were $9,068.8 million, compared to $4,886.1 million for the nine months ended September 30, 2007, an increase of $4,182.7 million, or 85.6%. This increase primarily resulted from the impact of the Giant acquisition ($3,911.5 million) and higher sales prices for refined products at the El Paso refinery. The average sales price per barrel at the El Paso refinery increased from $86.29 in the first nine months of 2007, to $126.44 in the first nine months of 2008. Net sales were reduced by $1,482.7 million and $374.8 million for the nine months ended September 30, 2008 and 2007, respectively, to account for intercompany transactions that have been eliminated from net sales in consolidation.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily include cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation and distribution costs. Cost of products sold was $8,297.4 million for the nine months ended September 30, 2008, compared to $4,133.3 million for the nine months ended September 30, 2007, an increase of $4,164.1 million, or 100.7%. This increase was primarily the result of the impact of the Giant acquisition ($3,656.0 million), and higher crude oil costs at the El Paso refinery. The average cost per barrel at the El Paso refinery increased from $65.67 in the first nine months of 2007, to $114.90 in the first nine months of 2008. Cost of products sold was reduced by $1,482.7 million and $374.8 million for the nine months ended September 30, 2008 and 2007, respectively, to account for intercompany transactions that have been eliminated from cost of products sold in consolidation.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes and other direct operating expenses. Direct operating expenses were $399.5 million for the nine months ended September 30, 2008, compared to $247.1 million for the nine months ended September 30, 2007, an increase of $152.4 million, or 61.7%. This increase primarily resulted from the Giant acquisition ($153.9 million), and increases at the El Paso refinery related to natural gas expense ($6.7 million), general maintenance costs ($2.2 million), and chemicals and catalysts ($2.0 million). These increases were partially offset by decreased personnel costs at the El Paso refinery mainly related to incentive compensation ($10.9 million) and decreased insurance expense ($1.4 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $90.0 million for the nine months ended September 30, 2008, compared to $55.6 million for the nine months ended September 30, 2007, an increase of $34.4 million, or 61.9%. This increase primarily resulted from the Giant acquisition ($35.4 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the nine months ended September 30, 2008, we incurred costs of $1.7 million in anticipation of a turnaround scheduled for the fourth quarter of 2008 at the north side of the El Paso refinery (previously scheduled for the first quarter of 2009). During the nine months ended September 30, 2007, we performed a maintenance turnaround at the Yorktown refinery at a cost of $12.9 million and incurred costs of $0.8 million in anticipation of the turnaround which is now scheduled for the fourth quarter of 2008 at the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2008, was $82.6 million, compared to $38.8 million for the nine months ended September 30, 2007. The increase was primarily due to the Giant acquisition ($41.4 million) and the completion of various capital projects at the El Paso refinery including the hydrogen plant, the acid and sulfur gas facilities, and the flare gas recovery system.

     Operating Income. Operating income was $197.6 million for the nine months ended September 30, 2008, compared to operating income of $397.5 million for the nine months ended September 30, 2007, a decrease of $199.9 million. This decrease is attributable primarily to increased operating costs and expenses resulting from the Giant acquisition and decreased refinery gross margins in the first nine months of 2008 compared to the first nine months of 2007.
     Interest Income. Interest income for the nine months ended September 30, 2008 and 2007, was $1.4 million and $16.8 million, respectively. The decrease is primarily attributable to decreased balances of cash for investment.
     Interest Expense. Interest expense for the nine months ended September 30, 2008 and 2007, was $69.8 million (net of capitalized interest of $6.8 million) and $32.0 million (net of capitalized interest of $2.7 million), respectively. The increase was due to an increase in outstanding debt as a result of the Giant acquisition. In May 2007, we entered into a term loan credit agreement to fund the acquisition. Our results of operations for the nine months ended September 30, 2007, include only four months of interest expense associated with this term loan credit agreement.
     Write-off of Unamortized Loan Fees. On June 30, 2008, we entered into an amendment to our term loan credit agreement discussed above. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred in May 2007.
     Loss from Derivative Activities. The loss from derivative activities was $7.8 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively. The difference between the two periods was primarily attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. We recorded income tax expense of $31.6 million for the nine months ended September 30, 2008, using an estimated effective tax rate of 29.1%, as compared to the Federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the manufacturing activities deduction.
     Net Income. We reported net income of $77.0 million for the nine months ended September 30, 2008, representing $1.14 net income per share for the first nine months of 2008 on weighted average dilutive shares outstanding of 67.8 million. For the first nine months of 2007, we reported net income of $264.1 million representing $3.91 net income per share on weighted average dilutive shares outstanding of 67.6 million.

Refining Segment

	Three Months Ended September 30,
	2008			2007
					Legacy
		Legacy			Giant
	El Paso	Giant (2)	Total	El Paso	(1)(2)(3)	Total
	(In thousands, except per barrel data)			(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,708,622	$1,381,101	$3,089,723	$1,233,768	$868,362	$2,102,130
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,549,705	1,220,835	2,770,540	1,092,090	791,702	1,883,792
Direct operating expenses (exclusive of depreciation and amortization)	46,626	55,652	102,278	45,176	61,333	106,509
Selling, general, and administrative expenses	5,894	5,372	11,266	3,101	2,289	5,390
Maintenance turnaround expense	528	––	528	820	12,845	13,665
Depreciation and amortization	6,093	18,237	24,330	4,963	13,774	18,737

Total operating costs and expenses	1,608,846	1,300,096	2,908,942	1,146,150	881,943	2,028,093

Operating income (loss)	$99,776	$81,005	$180,781	$87,618	$(13,581)	$74,037

Key Operating Statistics:
Total sales volume (bpd) (4)	137,632	118,856	256,488	148,482	108,502	256,984
Total refinery production (bpd)	130,114	99,298	229,412	130,599	94,626	225,225
Total refinery throughput (bpd) (5)	132,567	98,247	230,814	132,536	94,516	227,052
Per barrel of throughput:
Refinery gross margin (6)	$13.03	$17.73	$15.03	$11.62	$8.82	$10.45
Gross profit (6)	12.53	15.71	13.89	11.21	7.23	9.56
Direct operating expenses (7)	3.82	6.16	4.82	3.70	7.05	5.10

	Nine Months Ended September 30,
	2008			2007
					Legacy
		Legacy			Giant
	El Paso	Giant (2)	Total	El Paso	(1)(2)(3)	Total
	(In thousands, except per barrel data)			(In thousands, except per barrel data)
Net sales (including intersegment sales)	$4,919,004	$3,985,713	$8,904,717	$3,539,719	$1,168,482	$4,708,201
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,566,221	3,704,486	8,270,707	2,950,145	1,055,476	4,005,621
Direct operating expenses (exclusive of depreciation and amortization)	141,965	172,197	314,162	143,524	78,645	222,169
Selling, general, and administrative expenses	15,367	13,652	29,019	9,716	3,256	12,972
Maintenance turnaround expense	1,738	––	1,738	820	12,845	13,665
Depreciation and amortization	16,857	53,056	69,913	14,506	20,383	34,889

Total operating costs and expenses	4,742,148	3,943,391	8,685,539	3,118,711	1,170,605	4,289,316

Operating income (loss)	$176,856	$42,322	$219,178	$421,008	$(2,123)	$418,885

Key Operating Statistics:
Total sales volume (bpd) (4)	141,988	121,533	263,521	150,269	48,770	199,039
Total refinery production (bpd)	129,798	102,810	232,608	132,830	42,141	174,971
Total refinery throughput (bpd) (5)	131,795	102,412	234,207	134,647	42,088	176,735
Per barrel of throughput:
Refinery gross margin (6)	$9.77	$10.02	$9.88	$16.04	$9.84	$14.56
Gross profit (6)	9.30	8.13	8.79	15.64	8.06	13.84
Direct operating expenses (7)	3.93	6.14	4.90	3.90	6.84	4.60

(1)	Includes the results of operations for Giant beginning June 1, 2007, the date of the acquisition.

(2)	Includes transportation and other related revenues and expenses not specific to a particular refinery.

(3)	Total sales volume, refinery production and refinery throughput related to the refineries acquired from Giant for the nine months ended September 30, 2007, was calculated by dividing September 2007 volumes by 273 days.

(4)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(5)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(6)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities that are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.
The following tables reconcile gross profit to refinery gross margin for the periods presented:

	Three Months Ended September 30,
	2008			2007
		Legacy			Legacy
	El Paso	Giant	Total	El Paso	Giant	Total
	(In thousands, except per barrel data)			(In thousands, except per barrel data)
Net sales	$1,708,622	$1,381,101	$3,089,723	$1,233,768	$868,362	$2,102,130
Cost of products sold (exclusive of depreciation and amortization)	1,549,705	1,220,835	2,770,540	1,092,090	791,702	1,883,792
Depreciation and amortization	6,093	18,237	24,330	4,963	13,774	18,737

Gross profit	152,824	142,029	294,853	136,715	62,886	199,601
Plus depreciation and amortization	6,093	18,237	24,330	4,963	13,774	18,737

Refinery gross margin	$158,917	$160,266	$319,183	$141,678	$76,660	$218,338

Refinery gross margin per refinery throughput barrel	$13.03	$17.73	$15.03	$11.62	$8.82	$10.45

Gross profit per refinery throughput barrel	$12.53	$15.71	$13.89	$11.21	$7.23	$9.56

	Nine Months Ended September 30,
	2008			2007
		Legacy			Legacy
	El Paso	Giant	Total	El Paso	Giant	Total
	(In thousands, except per barrel data)			(In thousands, except per barrel data)
Net sales	$4,919,004	$3,985,713	$8,904,717	$3,539,719	$1,168,482	$4,708,201
Cost of products sold (exclusive of depreciation and amortization)	4,566,221	3,704,486	8,270,707	2,950,145	1,055,476	4,005,621
Depreciation and amortization	16,857	53,056	69,913	14,506	20,383	34,889

Gross profit	335,926	228,171	564,097	575,068	92,623	667,691
Plus depreciation and amortization	16,857	53,056	69,913	14,506	20,383	34,889

Refinery gross margin	$352,783	$281,227	$634,010	$589,574	$113,006	$702,580

Refinery gross margin per refinery throughput barrel	$9.77	$10.02	$9.88	$16.04	$9.84	$14.56

Gross profit per refinery throughput barrel	$9.30	$8.13	$8.79	$15.64	$8.06	$13.84

(7)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.
     The following tables set forth our summary refining throughput and production data for the periods presented below:
All Refineries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	112,733	116,180	117,522	91,957
Diesel and jet fuel	93,420	88,179	92,268	68,605
Residuum	6,255	6,085	5,887	5,974
Other	9,579	9,622	10,139	6,255

Liquid products	221,987	220,066	225,816	172,791
By-products (coke and sulfur)	7,425	5,159	6,792	2,180

Total refinery production (bpd)	229,412	225,225	232,608	174,971

Refinery throughput (bpd)
Sweet crude oil	142,822	162,810	152,668	131,877
Sour or heavy crude oil	69,210	49,403	62,016	28,261
Other feedstocks/blendstocks	18,782	14,839	19,523	16,597

Total refinery throughput (bpd)	230,814	227,052	234,207	176,735

El Paso Refinery

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	64,018	66,235	65,189	69,441
Diesel and jet fuel	56,226	54,596	54,894	53,797
Residuum	6,255	6,085	5,887	5,974
Other	3,615	3,683	3,828	3,618

Total refinery production (bpd)	130,114	130,599	129,798	132,830

Refinery throughput (bpd)
Sweet crude oil	104,845	108,230	103,768	108,218
Sour crude oil	18,487	13,235	17,497	12,344
Other feedstocks/blendstocks	9,235	11,071	10,530	14,085

Total refinery throughput (bpd)	132,567	132,536	131,795	134,647

Total sales volume (bpd)	137,632	148,482	141,988	150,269
Per barrel of throughput:
Refinery gross margin	$13.03	$11.62	$9.77	$16.04
Direct operating expenses	3.82	3.70	3.93	3.90
Yorktown Refinery

			Nine Months	Four Months
	Three Months Ended		Ended	Ended
	September 30,		September 30,	September 30,
	2008	2007	2008	2007 (1)
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	29,919	31,717	31,893	31,997
Diesel and jet fuel	28,525	26,526	28,266	25,925
Residuum	––	––	––	––
Other	4,940	4,930	5,134	4,895

Liquid products	63,384	63,173	65,293	62,817
By-products (coke and sulfur)	7,425	5,159	6,792	4,878

Total refinery production (bpd)	70,809	68,332	72,085	67,695

Refinery throughput (bpd)
Sweet crude oil	9,813	27,504	19,603	26,396
Sour or heavy crude oil	50,723	36,168	44,519	35,618
Other feedstocks/blendstocks	7,946	3,021	6,353	4,040

Total refinery throughput (bpd)	68,482	66,693	70,475	66,054

Total sales volume (bpd)	79,501	69,281	77,444	70,320
Per barrel of throughput:
Refinery gross margin	$14.91	$5.69	$7.95	$5.86
Direct operating expenses	4.72	4.49	4.64	4.52

Four Corners Refineries

			Nine Months	Four Months
	Three Months Ended		Ended	Ended
	September 30,		September 30,	September 30,
	2008	2007	2008	2007 (1)
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	18,796	18,228	20,440	18,386
Diesel and jet fuel	8,669	7,057	9,108	7,212
Residuum	––	––	––	––
Other	1,024	1,009	1,177	1,012

Total refinery production (bpd)	28,489	26,294	30,725	26,610

Refinery throughput (bpd)
Sweet crude oil	28,164	27,076	29,297	26,547
Sour crude oil	––	—	––	—
Other feedstocks/blendstocks	1,601	747	2,640	1,578

Total refinery throughput (bpd)	29,765	27,823	31,937	28,125

Total sales volume (bpd)	39,355	39,221	44,089	38,812
Per barrel of throughput:
Refinery gross margin	$23.02	$13.81	$12.68	$16.36
Direct operating expenses	7.84	9.39	8.15	8.76

(1)	Total sales volume, refinery production and refinery throughput related to the refineries acquired from Giant was calculated by dividing the four months ended September 30, 2007 volumes by 122 days.
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended September 30, 2008, were $3,089.7 million, compared to $2,102.1 million for the three months ended September 30, 2007, an increase of $987.6 million, or 47.0%. This increase was primarily the result of higher sales prices for refined products. The average sales price per barrel increased from $88.91 in the third quarter of 2007, to $130.94 in the third quarter of 2008, an increase of 47.3%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $2,770.5 million for the three months ended September 30, 2008, compared to $1,883.8 million for the three months ended September 30, 2007, an increase of $886.7 million, or 47.1%. This increase was primarily the result of higher crude oil costs. The average cost per barrel increased from $75.58 in the third quarter of 2007, to $114.62 in the third quarter of 2008, an increase of 51.7%. Refinery gross margin per throughput barrel increased from $10.45 in the third quarter of 2007 to $15.03 in the third quarter of 2008, reflecting higher refining margins. The increase in refining margins in the third quarter of 2008 was primarily the result of overall decreasing crude prices, which declined faster than the prices of finished products, and an increase in the amount of lower-cost crude oil processed at our refineries during the quarter. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $13.89 and $9.56 for the three months ended September 30, 2008 and 2007, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $102.3 million for the three months ended September 30, 2008, compared to $106.5 million for the three months ended September 30, 2007, a decrease of $4.2 million, or 3.9%. This decrease primarily resulted from higher transportation expenses in 2007 related to the fleet of trucks that was transferred to the wholesale segment ($6.1 million), decreased general maintenance costs ($5.8 million), decreased insurance expense ($2.6 million) and decreased environmental expenses ($1.4 million). These decreases were partially offset by increased natural gas expense ($3.9 million), increased chemicals and catalysts ($2.3 million), increased personnel costs ($2.2 million), increased electricity expense ($1.7 million) and increased safety expenses ($1.0 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $11.3 million for the three months ended September 30, 2008, compared to $5.4 million for the three months ended September 30, 2007, an increase of $5.9 million, or 109.3%. This increase primarily resulted from increased professional and legal services ($3.3 million) and increased personnel costs ($2.0 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. During the quarter ended September 30, 2008, we incurred costs of $0.5 million in anticipation of a turnaround scheduled for the fourth quarter of 2008 at the north side of the El Paso refinery (previously scheduled for the first quarter of 2009). During the quarter ended September 30, 2007, we performed a maintenance turnaround at the Yorktown refinery at a cost of $12.9 million and incurred costs of $0.8 million in anticipation of the turnaround which is now scheduled for the fourth quarter of 2008 at the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2008, was $24.3 million, compared to $18.7 million for the three months ended September 30, 2007. This increase was primarily due to the completion of various capital projects at the El Paso refinery and Yorktown refinery including the hydrogen plant, the acid and sulfur gas facilities, the low sulfur gasoline project and the flare gas recovery system.
     Operating Income. We reported operating income of $180.8 million for the three months ended September 30, 2008, compared to $74.0 million of operating income for the three months ended September 30, 2007, an increase of $106.8 million. This increase is attributable primarily to increased refinery gross margins in the third quarter of 2008 compared to the third quarter of 2007 and decreased turnaround costs.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the nine months ended September 30, 2008, were $8,904.7 million, compared to $4,708.2 million for the nine months ended September 30, 2007, an increase of $4,196.5 million, or 89.1%. This increase primarily resulted from the impact of the Giant acquisition ($2,817.2 million) and higher prices for refined products at the El Paso refinery. The average sales price per barrel at the El Paso refinery increased from $90.32 in the first nine months of 2007, to $126.44 in the first nine months of 2008, an increase of 40.0%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $8,270.7 million for the nine months ended September 30, 2008, compared to $4,005.6 million for the nine months ended September 30, 2007, an increase of $4,265.1 million, or 106.5%. This increase was primarily a result of the Giant acquisition ($2,649.0 million), and higher crude oil costs at the El Paso refinery. The average cost per barrel at the El Paso refinery increased from $65.67 in the first nine months of 2007, to $114.90 in the first nine months of 2008, an increase of 75.0%. Refinery gross margin per throughput barrel at the El Paso refinery decreased from $16.04 in the first nine months of 2007 to $9.77 in the first nine months of 2008, reflecting lower refining margins primarily related to gasoline and lower value products such as asphalt. Gross profit per barrel at the El Paso refinery, based on the closest comparable GAAP measure to refinery gross margin, was $9.30 and $15.64 for the nine months ended September 30, 2008 and 2007, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $314.2 million for the nine months ended September 30, 2008, compared to $222.2 million for the nine months ended September 30, 2007, an increase of $92.0 million, or 41.4%. This increase primarily resulted from expenses associated with the refineries acquired from Giant ($93.6 million), and increases at the El Paso refinery related to natural gas expense ($6.7 million), general maintenance costs ($2.8 million), and chemicals and catalysts ($2.0 million). These increases were partially offset by decreased personnel costs at the El Paso refinery mainly related to incentive compensation ($10.9 million) and decreased insurance expense ($1.4 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $29.0 million for the nine months ended September 30, 2008, compared to $13.0 million for the nine months ended September 30, 2007, an increase of $16.0 million, or 123.1%. This increase primarily resulted from the acquisition of the three refineries from Giant ($10.4 million) and increases at the El Paso refinery of personnel costs ($4.3 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally done every four years, depending on the processing units involved. During the nine months ended September 30, 2008, we incurred costs of $1.7 million in anticipation of a turnaround scheduled for the fourth quarter of 2008 at the north side of the El Paso refinery (previously scheduled for the first quarter of 2009). During the nine months ended September 30, 2007, we performed a maintenance turnaround at the Yorktown refinery in September 2007 at a cost of $12.9 million and incurred costs of $0.8 million in anticipation of the turnaround which is now scheduled for the fourth quarter of 2008 at the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2008, was $69.9 million, compared to $34.9 million for the nine months ended September 30, 2007. The increase was due to the acquisition of the three refineries from Giant ($32.7 million) and the completion of various capital projects during the first nine months of 2008 at the El Paso refinery and Yorktown refinery including the hydrogen plant, the acid and sulfur gas facilities, the low sulfur gasoline project and the flare gas recovery system.
     Operating Income. We reported operating income of $219.2 million for the nine months ended September 30, 2008, compared to $418.9 million of operating income for the nine months ended September 30, 2007, a decrease of $199.7 million. This decrease is attributable primarily to increased operating costs and expenses resulting from the Giant acquisition and decreased refinery gross margins at the El Paso refinery in the first nine months of 2008 compared to the first nine months of 2007.

Retail Segment

			Nine	Four
			Months	Months
	Three Months Ended		Ended	Ended
	September 30,		September 30,	September 30,
	2008	2007	2008	2007 (1)
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$245,951	$197,974	$674,805	$266,500
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	219,047	172,106	606,163	232,158
Direct operating expenses (exclusive of depreciation and amortization)	17,146	16,239	49,687	21,412
Selling, general, and administrative expenses	1,271	1,318	3,962	1,823
Depreciation and amortization	2,172	1,537	6,182	2,023

Total operating costs and expenses	239,636	191,200	665,994	257,416

Operating income	$6,315	$6,774	$8,811	$9,084

Operating Data:
Fuel gallons sold (in thousands)	53,606	56,203	158,079	74,453
Fuel margin per gallon (2)	$0.22	$0.20	$0.16	$0.20
Merchandise sales	$50,141	$48,463	$140,176	$64,417
Merchandise margin	27.4%	28.1%	27.6%	27.7%
Operating retail outlets at period end			154	156

			Nine	Four
			Months	Months
	Three Months Ended		Ended	Ended
	September 30,		September 30,	September 30,
	2008	2007	2008	2007 (1)
	(In thousands, except per gallon data)
Net sales:
Fuel sales	$207,519	$164,576	$566,862	$221,976
Excise taxes included in fuel revenues	(17,567)	(21,128)	(50,901)	(27,901)
Merchandise sales	50,141	48,463	140,176	64,417
Other sales	5,858	6,063	18,668	8,008

Net sales	$245,951	$197,974	$674,805	$266,500

Cost of products sold:
Fuel cost of products sold	$195,635	$153,505	$540,941	$207,116
Excise taxes included in fuel cost of products sold	(17,567)	(21,128)	(50,901)	(27,901)
Merchandise cost of products sold	36,421	34,866	101,468	46,553
Other cost of products sold	4,558	4,863	14,655	6,390

Cost of products sold	$219,047	$172,106	$606,163	$232,158

Fuel margin per gallon (2)	$0.22	$0.20	$0.16	$0.20

(1)	Includes the results of operations for Giant beginning June 1, 2007, the date of the acquisition.

(2)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the three months ended September 30, 2008, were $246.0 million, compared to $198.0 million for the three months ended September 30, 2007, an increase of $48.0 million, or 24.2%. This increase was primarily due to higher sales price of gasoline and diesel fuel. The average sales price per gallon increased from $2.93 in the third quarter of 2007, to $3.87 in the third quarter of 2008.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel, general merchandise, and beverage and food products net of excise taxes. Cost of products sold was $219.0 million for the three months ended September 30, 2008, compared to $172.1 million for the three months ended September 30, 2007, an increase of $46.9 million, or 27.3%. This increase was primarily due to increased costs of gasoline and diesel fuel. Average fuel cost per gallon increased from $2.73 in the third quarter of 2007, to $3.65 in the third quarter of 2008.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as, labor, repairs and maintenance, rentals and leases, insurance, property taxes and environmental compliance costs. Direct operating expenses were $17.1 million for the three months ended September 30, 2008, compared to $16.2 million for the three months ended September 30, 2007, an increase of $0.9 million, or 5.6%.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses for the three months ended September 30, 2008 and 2007 remain relatively unchanged at $1.3 million for the three months ended September 30, 2008 and 2007.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2008, was $2.2 million, compared to $1.5 million for the three months ended September 30, 2007, an increase of $0.7 million, or 46.7%.
     Operating Income. Operating income for the three months ended September 30, 2008, was $6.3 million, compared to $6.8 million for the three months ended September 30, 2007, a decrease of $0.5 million, or 7.4%.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
     On May 31, 2007, we acquired Giant and its retail operations. The financial information presented above for our retail segment for 2008 includes nine months of operations; however, the financial information for 2007 presented above includes only four months of operations.

Wholesale Segment

			Nine	Four
			Months	Months
	Three Months Ended		Ended	Ended
	September 30,		September 30,	September 30,
	2008	2007	2008	2007 (1)
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$702,755	$418,189	$1,892,176	$563,940
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	670,971	400,509	1,808,869	540,388
Direct operating expenses (exclusive of depreciation and amortization)	16,840	8,711	50,156	11,298
Selling, general, and administrative expenses	4,826	4,111	14,395	5,362
Depreciation and amortization	1,310	1,145	4,074	1,366

Total operating costs and expenses	693,947	414,476	1,877,494	558,414

Operating income	$8,808	$3,713	$14,682	$5,526

Operating Data:
Fuel gallons sold (in thousands)	187,047	166,665	534,334	222,187
Fuel margin per gallon (2)	$0.09	$0.07	$0.08	$0.08
Lubricant sales	$43,784	$37,518	$123,716	$49,068
Lubricant margins	15.0%	9.8%	12.8%	9.6%

			Nine	Four
			Months	Months
	Three Months Ended		Ended	Ended
	September 30,		September 30,	September 30,
	2008	2007	2008	2007 (1)
	(In thousands, except per gallon data)
Net sales:
Fuel sales	$698,226	$422,960	$1,883,601	$571,350
Excise taxes included in fuel sales	(48,433)	(46,153)	(147,299)	(61,213)
Lubricant sales	43,784	37,518	123,716	49,068
Other sales	9,178	3,864	32,158	4,735

Net sales	$702,755	$418,189	$1,892,176	$563,940

Cost of products sold:
Fuel cost of products sold	$680,470	$410,855	$1,841,257	$554,240
Excise taxes included in fuel sales	(48,433)	(46,153)	(147,299)	(61,213)
Lubricant cost of products sold	37,197	33,850	107,860	44,339
Other cost of products sold	1,737	1,957	7,051	3,022

Cost of products sold	$670,971	$400,509	$1,808,869	$540,388

Fuel margin per gallon (2)	$0.09	$0.07	$0.08	$0.08

(1)	Includes the results of operations for Giant beginning June 1, 2007, the date of the acquisition.

(2)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants and freight. Net sales for the three months ended September 30, 2008, were $702.8 million, compared to $418.2 million for the three months ended September 30, 2007, an increase of $284.6 million, or 68.1%. This increase was primarily due to higher sales price of refined products. The average sales price per gallon increased from $2.55 in the third quarter 2007, to $3.75 in the third quarter 2008 and sales volume increased from 166.7 million gallons in the third quarter of 2007 to 187.0 million gallons in the third quarter of 2008.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products, lubricants and delivery freight. Cost of products sold was $671.0 million for the three months ended September 30, 2008, compared to $400.5 million for the three months ended September 30, 2007, an increase of $270.5 million, or 67.5%. This increase was primarily due to increased costs of refined products. The average cost per gallon increased from $2.47 from the third quarter of 2007, to $3.66 in the third quarter of 2008.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as, labor, repairs and maintenance, rentals and leases, insurance, property taxes and environmental compliance costs. Direct operating expenses were $16.8 million for the three months ended September 30, 2008, compared to $8.7 million for the three months ended September 30, 2007, an increase of $8.1 million, or 93.1%. This increase primarily resulted from an increase in personnel costs ($3.4 million), fuel expenses for vehicles and equipment ($3.1 million), and repairs and maintenance costs ($0.8 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $4.8 million for the three months ended September 30, 2008, compared to $4.1 million for the three months ended September 30, 2007, an increase of $0.7 million, or 17.1%.
     Depreciation and Amortization. Depreciation and amortization remained relatively unchanged for the three months ended September 30, 2008 and 2007.
     Operating Income. Operating income for the three months ended September 30, 2008, was $8.8 million, compared to $3.7 million for the three months ended September 30, 2007, an increase of $5.1 million, or 137.8%. This increase primarily resulted from higher fuel margins in 2008 compared to 2007.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
     On May 31, 2007, we acquired Giant and its wholesale operations. The financial information presented above for our wholesale segment for 2008 includes nine months of operations; however, the financial information for 2007 presented above includes only four months of operations.

Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Cash flows provided by operating activities	$170,110	$256,715
Cash flows used in investing activities	(155,702)	(1,222,711)
Cash flows provided by (used in) financing activities	(131,478)	969,003

Net increase (decrease) in cash and cash equivalents	$(117,070)	$3,007

Cash Flows Provided By Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2008, was $170.1 million. The most significant providers of cash were our net income ($77.0 million) and adjustments to net income for non-cash items such as depreciation and amortization ($82.6 million), the write-off of unamortized loan fees ($10.9 million), deferred income taxes ($10.0 million) and stock-based compensation ($6.4 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($20.6 million).
     Net cash provided by operating activities for the nine months ended September 30, 2007, was $256.7 million. The most significant provider of cash was our net income ($264.1 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as depreciation and amortization ($38.8 million) and stock-based compensation ($12.9 million). These increases in cash were partially offset by a decrease in deferred income taxes ($1.4 million) and a net cash outflow from a change in operating assets and liabilities ($51.8 million).
Cash Flows Used In Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2008, was $155.7 million, mainly relating to capital expenditures. Capital spending for the first nine months of 2008 included spending on the low sulfur gasoline project ($57.8 million), the naphtha hydrotreater ($8.1 million), a new laboratory ($4.8 million), and the acid and sulfur gas facilities ($2.4 million) at our El Paso refinery; the low sulfur gasoline project ($23.4 million), improvements to the laboratory and fire station ($2.3 million), and the ultra blowdown stack ($2.1 million) at our Yorktown refinery; and several other improvement and regulatory projects for our refining group. In addition, our total capital spending included projects for our retail group ($6.9 million), our corporate group ($5.1 million) and our wholesale group ($4.2 million). We expect to spend approximately $197 million for capital expenditures for 2008.
     Net cash used in investing activities for the nine months ended September 30, 2007, was $1,222.7 million, consisting of cash used to fund the Giant acquisition ($1,056.9 million) and capital expenditures ($165.8 million). Total capital spending for the first nine months of 2007 included spending on the acid and sulfur gas facilities ($17.3 million), the low sulfur gasoline project ($18.3 million), the flare gas recovery system ($9.0 million), crude unit upgrades ($7.0 million), the naphtha hydrotreater ($4.2 million), a pipeline bridge ($2.2 million) and the hydrogen plant ($2.3 million) at our El Paso refinery, the low sulfur gasoline project at our Yorktown refinery ($54.4 million), as well as other small improvement and regulatory projects.
Cash Flows Provided by (Used In) Financing Activities
     Net cash used in financing activities for the nine months ended September 30, 2008, was $131.5 million. Cash used in financing activities for the first nine months of 2008 included a net decrease to our revolving credit facility ($90.0 million), deferred loan fees incurred ($22.4 million), dividends paid ($8.2 million), principal payments on our term loan ($9.8 million), and the repurchases of common stock ($1.2 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.
     Net cash provided by financing activities for the nine months ended September 30, 2007, was $969.0 million. Cash provided by financing activities for the first nine months of 2007 included additions to long-term debt to fund the Giant acquisition ($1,400.0 million), partially offset by cash outflows from debt repayment ($399.5 million), the repurchases of common stock ($12.8 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan, and dividends paid ($9.5 million). Cash provided by financing activities included the excess tax benefit from stock-based compensation expense ($7.8 million).
Working Capital
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and our revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Our refining margins have been extremely volatile throughout 2008. For the first two quarters of 2008 our refining margins deteriorated due to substantial increases in feedstock costs and lower increases in gasoline prices and lower value products such as asphalt. As a result, our earnings and cash flows were negatively impacted during those quarters. In the third quarter of 2008, our refining margins improved as crude oil costs declined faster than the prices of finished products. If our margins deteriorate significantly, or if our earnings and cash flows continue to suffer for any other reason, we may be unable to comply with the financial covenants set forth in our credit facilities (described below). If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, in order to operate our business.
     We are currently considering several alternatives in order to improve our capital structure by increasing our cash balances and/or reducing or refinancing a portion of our existing debt. These alternatives include various strategic initiatives and potential asset sales, including our Yorktown refinery and certain of our other assets, as well as public or private equity or debt financings. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We can give no assurances that we will be able to sell any of our assets or to obtain additional financing on terms acceptable to us, or at all.
     In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I. — Item 1A. “Risk Factors” in our 2007 Form 10-K, in Part II. — Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and elsewhere in this report.
     Working capital at September 30, 2008, was $511.2 million, consisting of $1,259.0 million in current assets and $747.8 million in current liabilities. Working capital at December 31, 2007, was $621.4 million, consisting of $1,437.2 million in current assets and $815.8 million in current liabilities. In addition, as of September 30, 2008, we had net availability under our 2007 Revolving Credit Agreement of $75.3 million due to $524.7 million in letters of credit outstanding and $200.0 million in direct borrowings. This availability, combined with the availability under the 2008 L/C credit Agreement, gave us total availability of $155.3 million at September 30, 2008. On November 3, 2008, we had combined availability under the 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement of $501.0 million due to $379.0 million in letters of credit outstanding and no outstanding direct borrowings. As of December 31, 2007, we had net availability of $92.9 million under our 2007 Revolving Credit Agreement.

Indebtedness
     Term Loan Credit Agreement. On May 31, 2007, in connection with the acquisition of Giant, we entered into a Term Loan Credit Agreement with a group of banks, which was later amended on June 30, 2008, to which we refer to as so amended, the Term Loan Agreement. The Term Loan Agreement has a maturity date of May 30, 2014 and provides for loans of up to $1,400.0 million, of which $1,125.0 million was borrowed on May 31, 2007, to fund the acquisition, and $275.0 million was borrowed on July 5, 2007, to pay off Giant’s 11% Senior Subordinated Notes and 8% Senior Subordinated Notes, or together the Senior Subordinated Notes. The Term Loan Agreement is secured by our fixed assets, including our refineries.
     The Term Loan Agreement provides for principal payments of 0.25% of the original principal amount of the loan on a quarterly basis ($13.0 million annually for the next six years with the remaining balance due on the maturity date). We made principal payments on the Term Loan of $106.5 million in 2007 and $9.8 million in the first nine months of 2008. In addition, the Term Loan Agreement also contains certain mandatory prepayment provisions for excess cash flow and upon the issuances of certain debt.
     Following the amendments of the Term Loan Agreement, interest rates for borrowings under the Term Loan Agreement (depending on the type of borrowing) are equal to LIBOR plus 4.50%, subject to an interest rate floor of 3.25% per annum, in the case of Eurodollar rate borrowings, and the base rate plus 3.50% per annum, in the case of base rate borrowings. Further, effective October 1, 2008, interest rates for the Term Loan Agreement will be adjusted in inverse relation to amounts prepaid under the Term Loan Agreement ranging from LIBOR plus 6.0% per annum (for Eurodollar rate borrowings) and base rate plus 5.0% per annum (for base rate borrowings), if prepayments are less than $250 million, to LIBOR plus 4.00% per annum (for Eurodollar borrowings) and base rate plus 3.50% (for base rate borrowings), if prepayments equal or exceed $750 million. The average interest rate under the Term Loan Agreement for the nine months ended September 30, 2008, was 6.03%. Effective October 1, 2008, the interest rate under the Term Loan Agreement was 9.25%.
     In connection with the amendment to the Term Loan Agreement, we paid an amendment fee equal to the sum of: (a) 0.50% of the term loans held by lenders executing the amendment on June 30, 2008, and paid an additional amendment fee equal to (b) 0.50% of the term loan balance on September 30, 2008.
     In connection with the amendment to the Term Loan Agreement, we recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred in May 31, 2007.
     2007 Revolving Credit Agreement. On May 31, 2007, we also entered into a Revolving Credit Agreement with a group of banks, which was later amended on June 30, 2008, to which we refer to as so amended as the 2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of ours and our subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. Availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. On February 19, 2008, we exercised our option to increase the borrowing capacity under the 2007 Revolving Credit Agreement from $500 million to $800 million. As of September 30, 2008, we had net availability under the 2007 Revolving Credit Agreement of $75.3 million due to $524.7 million in letters of credit outstanding and $200.0 million in direct borrowings. This availability, combined with the availability under the 2008 L/C Credit Agreement, gave us total availability of $155.3 million at September 30, 2008. On November 3, 2008, we had combined availability under the 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement of $501.0 million due to $379.0 million in letters of credit outstanding and no outstanding direct borrowings.
     Following the amendment of the 2007 Revolving Credit Agreement, per annum interest rates for Eurodollar rate borrowings under the 2007 Revolving Credit Agreement range from LIBOR plus 2.25% to LIBOR plus 3.25%, subject to adjustment based upon our consolidated leverage ratio. Letter of credit fees per annum under the 2007 Revolving Credit Agreement range from 2.25% to 3.25%, subject in each case to adjustment based upon our consolidated leverage ratio. The quarterly commitment fees for the 2007 Revolving Credit Agreement are equal to a flat fee of 0.50% per annum. The average interest rate under the Revolving Credit Agreement for the nine months ended September 30, 2008 was 6.67%.
     In connection with the amendment to the 2007 Revolving Credit Agreement, we paid an amendment fee of 0.50% of the commitments of each lender that executed the Amendment.
     2008 L/C Credit Agreement.  The 2008 L/C Credit Agreement provides for a letter of credit facility not to exceed $75 million, subject to a borrowing base availability based upon eligible receivables and inventory, and matures on June 30, 2009. This limit was subsequently increased to $80 million on July 3, 2008. In addition, we may request an increase in availability under the 2008 L/C Credit Agreement up to an aggregate limit of $200 million.  The 2008 L/C Credit Agreement is secured by certain cash, accounts receivable and inventory, and is permitted to be used for general corporate purposes. The 2008 L/C Credit Agreement provides for a quarterly commitment fee of 0.50% per annum and letter of credit fees ranging from 2.25% to 3.50% per annum payable quarterly, subject to adjustment based upon our consolidated leverage ratio. Drawn amounts under letters of credit under the 2008 L/C Credit Agreement accrue interest at the base rate plus 3.50% per annum. Letters of credit can only be issued under the 2008 L/C Credit Agreement if the net availability under the 2007 Revolving Credit Agreement is less than or equal to $120 million, subject to limited exceptions. In addition, availability under the 2008 L/C Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. At September 30, 2008, there were no letters of credit outstanding under the 2008 L/C Credit Agreement.
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
     Certain Covenants in Agreements. The Agreements contain certain covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage, maximum leverage and minimum EBITDA. The Agreements provide for minimum interest coverage ratios (as defined therein) of no less than 1.50 to 1.00 as of September 30, 2008, increasing to 1.75 to 1.00 on March 31, 2009. The Agreements contain no requirements of maximum leverage ratio (as defined therein) until March 31, 2009, at which point the maximum leverage ratio must be no greater than 5.00 to 1.00 (prior to the issuance of certain subordinated indebtedness) and no greater than 5.50 to 1.00 (upon the issuance of certain subordinated indebtedness). Effective beginning the quarter ended June 30, 2009, the maximum leverage ratio must be no greater than 4.75 to 1.00 (prior to the issuance of certain subordinated indebtedness) and no greater than 5.25 to 1.00 (upon the issuance of certain subordinated indebtedness). The Agreements also contain a minimum EBITDA covenant, where consolidated EBITDA (as defined therein) must be no less than $100 million for the two consecutive fiscal quarters ending September 30, 2008 and $175 million for the three consecutive fiscal quarters ending December 31, 2008. The Agreements also contain a senior leverage coverage covenant, which becomes effective March 31, 2009 (only upon any issuance by us of subordinated indebtedness) and which must be no greater than 4.50 to 1.00 as of such date and no greater than 4.25 to 1.00 as of June 30, 2009. We have also agreed to not pay cash dividends on our common stock through 2009. We were in compliance with all applicable covenants set forth in the Agreements at September 30, 2008.
     Interest rate swap. On January 31, 2008, we entered into an amortizing LIBOR interest rate swap to manage the variability of cash flows related to the interest payments for the variable-rate term loan. On August 6, 2008, we terminated the interest rate swap at no cost.

Letters of Credit
     The 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement provide for the issuance of letters of credit. We obtain letters of credit and cancel them on a monthly basis depending upon our needs. At September 30, 2008, there were $524.7 million of irrevocable letters of credit outstanding, primarily issued to crude oil suppliers under the 2007 Revolving Credit Agreement. At September 30, 2008, there were no letters of credit outstanding under the 2008 L/C Credit Facility. On November 3, 2008, we had $379.0 million in letters of credit outstanding under the 2007 Revolving Credit Agreement and no letters of credit outstanding under the 2008 L/C Credit Agreement.
Contractual Obligations and Commercial Commitments
     As a result of the amendments to our 2007 Term Loan Agreement and our 2007 Revolving Credit Agreement described above, our long-term debt obligations described in our 2007 10-K were revised to adjust for the increase in interest rate from LIBOR plus 1.75% to LIBOR plus 6.00% subject to an interest rate floor of 3.25% per annum. Our long-term debt obligations are $42.7 million for the remainder of 2008, $338.2 million for 2009 through 2010 and $331.8 million for 2011 through 2012, and $1,431.8 million for 2013 through May 2014 using the minimum payments and interest calculated using interest rates at October 1, 2008.
     Except for the changes described above, there have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our 2007 Form-10K.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Changes in commodity prices and interest rates are our primary sources of market risk.
Commodity Price Risk
     We are exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline and other refined products, changes in the economy, worldwide production levels, worldwide inventory levels, and governmental regulatory initiatives. Our risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of September 30, 2008, we held approximately 7.3 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $59.16 per barrel. As of September 30, 2008, current cost exceeded the carrying value of LIFO costs by $337.2 million. We refer to this excess as our LIFO reserve.
     In accordance with SFAS No. 133, all commodity futures contracts, price swaps, and options are recorded at fair value and any changes in fair value between periods are recorded in the other income (expense) section of our Statement of Operations as gain (loss) from derivative activities.

     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts, price swaps, or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in gain (loss) from derivative activities at the end of each period. For the three months ended September 30, 2008, we had $6.0 million in net realized and unrealized gains accounted for using mark-to-market accounting. For the nine months ended September 30, 2008, we had $7.8 million in net realized and unrealized losses accounted for using mark-to-market accounting. For the three months ended September 30, 2007, we had $9.1 million in net realized and unrealized gains accounted for using mark-to-market accounting. For the nine months ended September 30, 2007, we had $1.5 million in net realized and unrealized losses accounted for using mark-to-market accounting.
     At September 30, 2008, we had open commodity derivative instruments consisting of finished product price swaps and crude oil futures on a net 40,000 barrels, primarily to fix margins on refined product sales for future quarters in 2008 and to protect the value of certain crude oil inventories. These open instruments had total unrealized net gains at September 30, 2008, of approximately $1.6 million.
     During the three and nine months ended September 30, 2008, we did not have any commodity derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of September 30, 2008, $1,483.8 million of our outstanding debt was at floating interest rates of LIBOR plus 4.50% per annum. Effective October 1, 2008, interest rates were adjusted to LIBOR plus 6.0% per annum. An increase in the LIBOR of 1% would increase our interest expense by $14.8 million per year.
Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Except as set forth below, there were no material developments during the quarter in any of the legal proceedings identified in Part I. — Item 3. “Legal Proceedings” of our 2007 Form 10-K, and Part II. — Item1. “Legal Proceedings” of our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008:
     On February 25, 2008, Western Refining Pipeline Company, or Western Pipeline, had Protests filed against its tariffs for its 16-inch pipeline running from Lynch, New Mexico to Bisti, New Mexico and connecting to Midland, Texas before the Federal Energy Regulatory Commission, or FERC, by Resolute Natural Resources Company and Resolute Aneth, LLC, or Resolute, the Navajo Nation and Navajo Nation Oil & Gas Company, or NNOG. On March 7, 2008, the FERC dismissed these Protests. Resolute and NNOG then filed a request for reconsideration with the FERC, which the FERC denied confirming its earlier dismissal of these Protests. Resolute and NNOG have appealed this ruling to the United States Court of appeals for the D.C. Circuit.
Item 1A. Risk Factors
     An investment in our common shares involves risk. The acquisition of Giant has significantly changed the nature and scope of our operations. A discussion of the risks we face can be found in our 2007 Form 10-K under Part I. – Item 1A. “Risk Factors” and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 under Part II. – Item 1A. “Risk Factors.” In addition to the other information in this report and our other filings with the SEC, you should carefully consider the following in evaluating us and our business:
Our business, financial condition and results of operations may be materially adversely affected by a general economic downturn.
     The recent turmoil in the global financial markets and the scarcity of credit has led to lack of consumer confidence, increased market volatility and widespread reduction of business activity generally in the United States and abroad. In addition, the United States is widely considered to be in the midst of, or about to enter, an economic recession. An economic downturn could materially adversely affect the liquidity, businesses and/or financial conditions of our customers, which could in turn result not only in decreased demand for our products, but also increased delinquencies in our accounts receivable. Furthermore, the financial crisis could have an impact on our ability to obtain future borrowings or letters of credit under our revolving credit facility or our 2008 L/C Credit Agreement if any of our lenders are forced into receivership or file for bankruptcy or are otherwise unable to perform their obligations thereunder. If we experience a decrease in demand for our products or an increase in delinquencies in our accounts receivable, or if we are unable to obtain borrowings or letters of credit under our revolving credit facility or our 2008 L/C Credit Agreement our business, financial condition and results of operations could be materially adversely affected.
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
     As of September 30, 2008, our total debt was $1,483.8 million and our stockholders’ equity was $834.5 million. We currently have an $800.0 million revolving credit facility. As of September 30, 2008, the Company had net availability of $75.3 million due to $524.7 million in letters of credit outstanding and $200.0 million in direct borrowings. This availability, combined with the availability under the 2008 L/C Credit Agreement, gave the Company total availability of $155.3 million at September 30, 2008. On November 3, 2008, we had combined availability under the Revolving Credit Agreement and the 2008 L/C Credit Agreement of $501.0 million due to $379.0 million in letters of credit outstanding and no outstanding direct borrowings. Our level of debt may have important consequences to you. Among other things, it may:
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
     We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our revolving credit facility in amounts sufficient to enable us to service our debt or meet our working capital and capital expenditure requirements. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Our refining margins have deteriorated in 2008 due to substantial increases in feedstock costs and lower increases in gasoline prices. As a result, our earnings and cash flow have been negatively impacted. If our margins continue to deteriorate significantly, or if our earnings and cash flow continue to suffer for any other reason, we may be unable to comply with the financial covenants set forth in our credit facilities. If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility or the 2008 L/C Credit Agreement, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt, or obtain additional financing through equity or debt financings. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We cannot assure you that we will be able to refinance our debt, sell assets, or obtain additional financing on terms acceptable to us, if at all. In addition, our ability to incur additional debt will be restricted under the covenants contained in our revolving credit facility, term loan facility and 2008 L/C Credit Agreement. See Part I. — Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Working Capital” and Part I.-Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness.”

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

			Total Number of
			Shares Purchased
		Average Price	as Part of a	Maximum Number of
	Total Number	Paid per Share	Publicly	Shares that May Yet
	of Shares	(Including	Announced	Be Purchased Under
Period	Purchased	Commissions)	Program	the Plans or Programs
July 1 to July 31, 2008	—	$—	N/A	N/A
August 1 to August 31, 2008 (1)	2,205	9.22	N/A	N/A
September 1 to September 30, 2008 (1)	2,432	12.30	N/A	N/A

Total	4,637	10.84	N/A	N/A

(1)	These repurchases were in private transactions directly with certain of our employees to provide funds to satisfy payroll withholding taxes for such employees in connection with the vesting of restricted shares awarded under our Long-Term Incentive Plan. The repurchased shares are now held by us as treasury shares.
     On June 30, 2008, as part of the amendment to our credit facilities, we agreed not to declare and pay cash dividends to our common stockholders until after December 31, 2009.
Item 5. Other Information
     On November 4, 2008, Western Refining GP, LLC, a wholly-owned subsidiary of the Company, entered into Employment Agreements with each of Mr. William R. Jewell, the Company’s Chief Accounting Officer, and Mr. Mark B. Cox, the Company’s Senior Vice President—Treasurer, Director of Investor Relations. The Employment Agreements have an initial term of three years but will automatically be extended for successive one-year terms unless written notice is provided by either of the parties thereto within 180 days prior to the end of the term.
     The Employment Agreements provide for an annual base salary of $182,000, in the case of for Mr. Jewell’s Employment Agreement, and $275,600, in the case of Mr. Cox’s Employment Agreement. In addition, Mr. Jewell and Mr. Cox are eligible to participate in any annual bonus plan applicable to them and approved by the Board of Directors or the Compensation Committee, in amounts to be determined by the Compensation Committee, based on criteria established by the Compensation Committee. During the period of employment under the Employment Agreement, Mr. Jewell and Mr. Cox are entitled to additional benefits, including reimbursement of business and entertainment expenses, paid vacation and participation in other Company benefits, plans or programs that may be available to the Company’s other executives or employees. Mr. Cox is also entitled to an automobile allowance and a country club membership.
     If Mr. Jewell’s or Mr. Cox’s employment is involuntarily terminated without cause, each is entitled to severance in an amount equal to two times his annual base salary, to be paid over a two-year period in monthly payments equal to one-twelfth of his annual base salary. If such involuntary termination occurs during a change of control period, this severance amount will be paid in a lump sum and its calculation will include bonuses received by them pursuant to the terms of their respective Employment Agreements. In addition to severance payment(s), Mr. Jewell and Mr. Cox may be entitled to continue to participate in certain employee benefit plans for a period of up to two years.
     The above description of the Employment Agreements does not purport to be a complete statement of the rights and obligations thereunder. The above statements are qualified in their entirety by reference to the Employment Agreements, copies of which are attached to this Form 10-Q as Exhibit 10.1 and 10.2 and are incorporated herein by reference.

Indemnification Agreements
     In connection with the entering into of the employment agreements with each of Mr. Jewell and Mr. Cox, the Company has entered into Indemnification Agreements with each of them. Pursuant to the Indemnification Agreements, the Company has agreed to indemnify each of Mr. Jewell and Mr. Cox against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement incurred as a result of the fact that Mr. Jewell and/or Mr. Cox, in their respective capacities as executive officers of the Company, is made or threatened to be made a party to any suit or proceeding. Mr. Jewell and Mr. Cox will be indemnified to the fullest extent now or hereafter permitted by the Delaware General Corporation Law. The Indemnification Agreement also provides for the advancement of expenses to the executive officers in connection with any suit or proceeding.
     The above description of the Indemnification Agreements does not purport to be a complete statement of the rights and obligations thereunder. The above statements are qualified in their entirety by reference to the Indemnification Agreement, a form of which was filed on January 25, 2006 as Exhibit 10.7 to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

Item 6. Exhibits

Number	Exhibit Title

10.1*	Employment agreement, dated November 4, 2008, made by and between Western Refining GP, LLC and Mark B. Cox.

10.2*	Employment agreement, dated November 4, 2008, made by and between Western Refining GP, LLC and William R. Jewell.

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	November 7, 2008
Gary R. Dalke	(Principal Financial Officer)