Form 10-K
period 2008-12-31
Western Refining, Inc.
filed 2009-03-13
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☑

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $356,982,085.76.

As of February 27, 2009, there were 68,344,704 shares outstanding, par value $0.01, of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2009 annual meeting of stockholders are incorporated by reference into Part III of this report.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Forward-Looking Statements

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Annual Report on Form 10-K, and in particular under the sections entitled “Item 1. Business,” “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources, our working capital requirements, our ability to improve our capital structure through asset sales and/or through certain financings, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational or refinery efficiencies and cost savings, future refining capacity, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures and future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity derivative instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.

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

Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	our ability to realize the synergies from our acquisition of Giant Industries, Inc., or Giant;

•	our ability to successfully integrate the operations and employees of Giant and the timing of such integration;

•	higher than expected costs or expenses relating to the Giant acquisition;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	conditions in the capital markets;

•	our ability to consummate certain asset sales, including the possible sale of our Yorktown refinery in the near term or ever;

•	our ability to raise additional funds for our working capital needs in the public or private debt or equity markets;

•	adverse changes in our crude oil suppliers’ view as to our creditworthiness;

•	worsening of the current economic crisis and instability and volatility in the financial markets;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	an adverse result in the lawsuit brought against our subsidiary, Western Refining Yorktown, Inc., by Statoil Marketing and Trading (USA), Inc. regarding our declaration of force majeure under our crude oil supply agreement with them;

•	changes in crack spreads;

•	changes in the sweet/sour spread;

•	changes in the spread between West Texas Intermediate, or WTI, crude oil and Dated Brent crude oil;

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, safety, tax and other laws, policies and regulations and enforcement initiatives;

•	rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism and other matters beyond our control; and

•	other factors discussed in more detail under Item 1A, “Risk Factors” of this report, which are incorporated herein by this reference.

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

Overview

We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we also own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona, Albuquerque and El Paso. As of February 27, 2009, we also own and operate 153 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.

We were incorporated in September 2005 under Delaware law. In January 2006, we completed an initial public offering and our stock began trading on the New York Stock Exchange, or NYSE, under the symbol “WNR.” Also in connection with our initial public offering, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby Western Refining, Inc. became the indirect owner of the historical operating subsidiary, Western Refining LP and all of its refinery assets.

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

Following the acquisition of Giant, we began reporting our operating results in three business segments: the refining group, the retail group, and the wholesale group. Our refining group operates the four refineries and related refined products terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. See Note 4, “Segment Information” in the Notes to Consolidated Financial Statements included in this annual report for detailed information on our operating results by segment.

Refining Segment

Our refining group operates four refineries: one in El Paso, Texas (the El Paso refinery), two in the Four Corners region of Northern New Mexico, one near Gallup and one in Bloomfield, (the Four Corners refineries), and one near Yorktown, Virginia (the Yorktown refinery). Each of these refineries has its own product distribution terminal. Our refining group also operates a crude oil transportation and gathering pipeline system in the Four Corners region of New Mexico, an asphalt plant in El Paso, two finished stand-alone products distribution terminals in Flagstaff and Albuquerque, and four asphalt distribution terminals in El Paso, Phoenix, Tucson and Albuquerque.

Principal Products.  The four refineries make various grades of gasoline, diesel fuel, jet fuel and other products from crude oil, other feedstocks, and blending components. We also acquire finished products through exchange agreements and from various third-party suppliers. We sell these products through our own service stations and wholesale group, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail on production by refinery. The following table summarizes sales percentage by product for 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

Gasoline	48.9%	56.9%	56.1%
Diesel Fuel	38.6	31.9	33.0
Jet Fuel	5.1	4.2	6.4
Asphalt	1.9	1.9	2.0
Other	5.5	5.1	2.5

Total sales	100.0%	100.0%	100.0%

Customers.  We sell a variety of refined products to our diverse customer base. No single customer accounted for more than 10% of our consolidated net sales for 2008.

All our refining sales were domestic sales in the United States, except for sales of gasoline and diesel fuel for export into Juarez, Mexico. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company, and accounted for approximately 8.3%, 8.3% and 10.5% of our consolidated net sales in 2008, 2007 and 2006, respectively.

We also purchase additional refined products from other refiners to supplement supply to our customers. These products are similar to the products that we currently manufacture.

Competition.  We operate primarily in West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. Refined products are supplied to these areas from our refineries, from other refineries in these regions and from refineries located in other regions via interstate pipelines. These areas have substantial refining capacity.

Petroleum refining and marketing is highly competitive. The principal competitive factors affecting us are costs of crude oil and other feedstocks, refinery efficiency, operating costs, refinery product mix, and costs of product distribution and transportation. Because of their geographic diversity, larger and more complex refineries, integrated operations, and greater resources, some of our competitors may be better able to withstand volatile market conditions, to compete on the basis of price, to obtain crude oil in times of shortage, and to bear the economic risk inherent in all phases of the refining industry.

In the Southwest, the El Paso and the Four Corners refineries primarily compete with Valero Energy Corp., ConocoPhillips Company, Alon USA Energy, Inc., Holly Corporation, Flying J, Inc., Tesoro Corporation, Chevron Products Company, or Chevron, and Suncor Energy, Inc. as well as refineries in other regions of the country that serve the regions we serve through pipelines.

The Longhorn refined products pipeline runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd. This pipeline provides Gulf Coast refiners and other shippers with improved access to West Texas and New Mexico. Any additional supply provided by this pipeline or by the Kinder Morgan Energy Partners, LP, or Kinder Morgan, pipeline expansion could lower prices and increase price volatility in areas that we serve and could adversely affect our sales and profitability. The entity that owns the Longhorn pipeline recently filed for bankruptcy and the impact of this bankruptcy filing on the future operations of this pipeline is uncertain.

In the Mid-Atlantic region, our Yorktown refinery primarily competes with Sunoco, Inc., Valero Energy Corp., ConocoPhillips Company, Hess Corporation and other refineries in the Gulf Coast via the Colonial Pipeline, which runs from the Gulf Coast area to New Jersey. We also compete with offshore refiners that deliver product by water transport.

Southwest

El Paso Refinery

Our El Paso refinery has a crude oil throughput capacity of 128,000 bpd with approximately 4.3 million barrels of storage capacity, a finished products terminal and asphalt plant and terminal.

This refinery is well-situated to serve two separate geographic areas, which allows us to diversify our market pricing exposure. Tucson and Phoenix reflect a West Coast market pricing structure, while El Paso, Albuquerque and Juarez typically reflect a Gulf Coast market pricing structure.

Process Summary.  Our El Paso refinery is a nominal 128,000 bpd crude oil throughput cracking facility that has historically run WTI crude oil to optimize the yields of higher-value refined products, which currently account for over 90% of our production output. The completion of our gasoline desulfurization project in mid-2009 will give us the flexibility to process more West Texas Sour, or WTS, crude oil, which typically is less expensive than WTI crude oil.

In June 2005, Western Refining LP entered into a sulfuric acid regeneration and sulfur gas processing agreement with E.I. du Pont de Nemours, or DuPont. Under the agreement, Western Refining LP has a long-term commitment to purchase services for use by its El Paso refinery. In exchange for this commitment, DuPont agreed to design, construct, and operate two sulfuric acid regeneration plants on property we lease to DuPont within our El Paso refinery. In November 2008, we began processing all sulfur gas from the north side of the El Paso refinery at the DuPont facility. In January 2009, we began processing all sulfur gas from the south side of the El Paso refinery at the DuPont facility.

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

Natural gas is supplied to our refinery via pipeline under two transportation agreements. One transportation agreement is on an interruptible basis while the other is on an uninterruptible basis. We purchase our natural gas at market rates or under fixed-price agreements.

Raw Material Supply.  The primary inputs for our refinery consist of crude oil, isobutane and alkylate. We currently have the capacity to process approximately 128,000 bpd of crude oil, of which 86% is WTI crude oil. We expect our WTS crude oil processing capability to reach up to 50% by the end of 2009, following the completion of our gasoline desulfurization project. The following table describes the historical feedstocks for our El Paso refinery:

				Percentage For
				Year Ended
Refinery Feedstocks	Year Ended December 31,			December 31,
(bpd)	2008	2007	2006	2008

Crude Oils:
Sweet crude oil	100,130	107,176	100,996	79.1%
Sour crude oil	16,985	12,521	12,187	13.4%

Total Crude Oils	117,115	119,697	113,183	92.5%

Other Feedstocks and Blendstocks:
Intermediates and other	4,302	5,171	5,206	3.4%
Blendstocks	5,152	8,781	8,681	4.1%

Total Other Feedstocks and Blendstocks	9,454	13,952	13,887	7.5%

Total Crude Oil and Other Feedstocks and Blendstocks	126,569	133,649	127,070	100.0%

Crude oil is delivered to our El Paso refinery via a 450-mile crude oil pipeline owned and operated by Kinder Morgan under a 30-year crude oil transportation agreement which began in 2004. The system handles both sweet

(WTI) and sour (WTS) crude oil. The main trunkline into El Paso is used solely for the supply of crude oil to us, on a published tariff. The crude oil pipeline has access to the majority of the producing fields in the Permian Basin, which gives us access to a plentiful supply of WTI and WTS crude oil from fields with long reserve lives. We generally buy our crude oil under contracts with various crude oil providers, including a contract with Kinder Morgan that expires in 2020 and shorter-term contracts with other suppliers, at market-based rates.

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

Four Corners Refineries

Our refining group operates two refineries in the Four Corners region of Northern New Mexico. We operate the two refineries in an integrated fashion. Our Gallup refinery has a crude oil throughput capacity of 23,000 bpd. It is located on approximately 810 acres near Gallup, New Mexico. Our Bloomfield refinery has a crude oil throughput capacity of 17,000 bpd. It is located on 305 acres near Farmington, New Mexico. We typically have not operated these refineries at these capacity levels.

Arizona, Colorado, New Mexico and Utah are the primary areas for the refined products and also are the primary source of crude oil and natural gas liquid supplies for both refineries.

Process Summary.  The Four Corners refineries produce a high percentage of high-value products. Each barrel of raw materials processed by our Four Corners refineries has resulted in approximately 90% of high-value finished products, including gasoline and diesel fuel during the past five years.

Power Supply.  Electrical power is supplied to the Gallup Refinery by a regional electric cooperative. There are several uninterruptible power supply units throughout the plant to maintain computers and controls in the event of a power outage. The Gallup refinery has a natural gas operated cogeneration unit that provides partial backup electrical power to the refinery. Natural gas is supplied to our refinery via pipeline from a single supplier.

Electricity is supplied to our Bloomfield refinery by the local electric company via one 69 KV line through two separate step down transformers that feed the plant. There is no backup electric generation. Natural gas is supplied to this refinery via pipeline. The transportation contract for this natural gas supply is on an interruptible basis.

Raw Material Supply.  The feedstocks for our Four Corners refineries are Four Corners Sweet and West Texas Super Sweet crude oil. The Four Corners Sweet comes from the Four Corners area and is delivered by pipelines, including pipelines we own, connected to our refineries, or delivered by our trucks to pipeline injection points or refinery tankage. Our pipeline system reaches into the San Juan Basin, located in the Four Corners area, and connects with local common carrier pipelines. We currently own approximately 250 miles of pipeline for gathering and delivering crude oil to the refineries. Our Gallup refinery receives natural gas liquids primarily through a 13-mile pipeline we own that is connected to a natural gas liquids processing plant.

The West Texas Super Sweet crude oil comes from the Permian Basin region of West Texas and Southeast New Mexico and is delivered via a 16-inch pipeline system operated as a common carrier line with FERC tariffs by our wholly-owned subsidiary, Western Refining Pipeline Company. This pipeline runs from Lynch to Bisti,

New Mexico and began delivering crude oil to our Four Corners refineries in August 2007. This pipeline, combined with rail deliveries, is capable of providing enough feedstock for our two Four Corners refineries to run at full capacity rates (40,000 bpd). Based on seasonally lower product demand in the Four Corners area in the winter months and to manage our working capital, we have removed the crude oil from this pipeline. We will continue to evaluate future demand and alternative sources of crude oil to determine when this pipeline will be returned to service. See Item 1A, “Risk Factors — We may not be able to run our Four Corners refineries at increased rates.”

We supplement the crude oil used at our refineries with other feedstocks. These other feedstocks currently include locally produced natural gas liquids and condensate as well as other feedstocks produced outside of the Four Corners area. The following table describes the historical feedstocks for our Four Corners refineries:

		June 1	Percentage For
	Year Ended	Through	Year Ended
Refinery Feedstocks	December 31,	December 31,	December 31,
(bpd)	2008	2007(1)	2008

Crude Oil:
Sweet crude oil	28,293	27,680	92.0%

Total Crude Oil	28,293	27,680	92.0%

Other Feedstocks and Blendstocks:
Intermediates and other	1,077	733	3.5%
Blendstocks	1,393	2,538	4.5%

Total Other Feedstocks and Blendstocks	2,470	3,271	8.0%

Total Crude Oil and Other Feedstocks and Blendstocks	30,763	30,951	100.0%

(1)	Includes operations beginning June 1, 2007, the date of the Giant acquisition.

Our Gallup refinery is capable of processing approximately 6,000 bpd of natural gas liquids. An adequate supply of natural gas liquids is available for delivery to our Gallup refinery primarily through a pipeline we own that connects the refinery to a natural gas liquids processing plant.

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

Terminal Operations.  Each of our Four Corners refineries has its own products distribution terminal. We own a stand-alone finished products terminal near Flagstaff which is permitted to operate at 12,000 bpd. This terminal has approximately 65,000 barrels of finished product tankage and a truck loading rack with three loading spots. Product deliveries to this terminal are made by truck from our Four Corners refineries.

We also own a stand-alone finished products terminal in Albuquerque which is permitted to operate at 27,500 bpd. This terminal has approximately 170,000 barrels of finished product tankage and a truck loading rack with two loading spots. Product deliveries to this terminal are made by truck or by pipeline, including deliveries from our El Paso, Gallup and Bloomfield refineries.

Refined Products Transportation.  Our Four Corners gasoline and diesel fuel production is distributed in Arizona, Colorado, New Mexico and Utah, primarily via a fleet of finished product trucks operated by our wholesale group.

Mid-Atlantic

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

Process Summary.  Our Yorktown refinery is a nominal 70,000 bpd heavy crude oil coking facility that can process a wide variety of crude oils, including certain lower quality crude oils, into high-value finished products, including both conventional and reformulated gasoline, ultra low sulfur diesel fuel, and heating oil. We also produce liquefied petroleum gases, or LPGs, fuel oil, and anode grade petroleum coke.

Power Supply.  The Yorktown refinery’s electrical power is supplied by the regional electric company via two independent transformers. All process computers and controls are protected by various uninterruptible power supply systems.

Natural gas is supplied to our refinery via pipeline. The natural gas is used as a back-up to refinery produced fuel gas.

Raw Material Supply.  Most of the crude oil for our Yorktown refinery currently comes from South America. Our Yorktown refinery’s strategic location on the York River and its own deep-water port access allow it to receive supply shipments from various regions of the world. Crude oil tankers deliver all of the crude oil supplied to our Yorktown refinery. The refinery can process a wide range of crude oils, including certain lower quality crude oils. The ability to process a wide range of crude oils allows our Yorktown refinery to vary its crude oil slate. Lower quality crude oils can typically be purchased at a lower cost, compared to higher quality crude oils. The Yorktown refinery also purchases other feedstocks and blendstocks to optimize refinery operations and blending operations.

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

The following table describes the historical feedstocks for our Yorktown refinery:

		June 1	Percentage
	Year Ended	Through	Year Ended
Refinery Feedstocks	December 31,	December 31,	December 31,
(bpd)	2008	2007(1)	2008

Crude Oils:
Sweet crude oil	15,291	24,470	21.9%
Heavy crude oil	45,364	35,316	65.0%

Total Crude Oils	60,655	59,786	86.9%

Other Feedstocks and Blendstocks:
Intermediates and other	3,416	4,745	4.9%
Blendstocks	5,727	1,207	8.2%

Total Other Feedstocks and Blendstocks	9,143	5,952	13.1%

Total Crude Oil and Other Feedstocks and Blendstocks	69,798	65,738	100.0%

(1)	Includes operations beginning June 1, 2007, the date of the Giant acquisition.

Refined Products Transportation.  Most of the finished products sold by the refinery are shipped by barge, with the remaining amount shipped by truck or rail. A rail system, which serves the refinery, transports shipments of mixed butane and petroleum coke from the refinery to our customers.

Dock System and Storage.  Our refinery’s dock system is capable of handling 150,000-ton deadweight tankers and barges up to 200,000 barrels. The refinery includes approximately 2.1 million barrels of crude oil tankage, including approximately 500,000 barrels of storage capacity in a tank leased from an adjacent landowner. We also own approximately 490,000 barrels of gasoline tank storage, 760,000 barrels of intermediate and blendstock tank storage, and 560,000 barrels of distillate tank storage.

Retail Segment

Our retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. Our refining group or wholesale group supply substantially all the gasoline and diesel fuel that the retail group sells. We purchase general merchandise and food products from various suppliers. At February 27, 2009, our retail group operated 153 service stations with convenience stores or kiosks located in Arizona, New Mexico and Colorado.

The main competitive factors affecting our retail segment are the location of the stores, brand identification, and product price and quality. Our service stations compete with Valero Energy Corp., Alon Energy USA, K&G Markets (formerly ConocoPhillips), Maverick, Circle K, Brewer Oil Company and 7-2-11 food stores. Large chains of retailers like Costco Wholesale Corp. and Wal-Mart Stores Inc. have recently entered the motor fuel retail business. Many of these competitors are substantially larger than us and because of their integrated operations, may be better able to withstand volatile conditions in the fuel market and lower profitability in merchandise sales.

On February 27, 2009, our retail group had 102 convenience stores branded Giant, one unit branded Western, and two units branded Western Express. In addition, 33 units were branded Mustang, 12 units were branded Sundial, and three units were branded Thriftway. Gasoline brands sold at these stores include Western, Giant, Phillips 66, Conoco, Sundial, Thriftway, Shell, and Mustang.

Location	Owned	Leased	Total

Arizona	25	18	43
New Mexico	75	22	97
Colorado	12	1	13

	112	41	153

Wholesale Segment

Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of crude oil and finished product trucks and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Texas and Utah. The wholesale group purchases petroleum fuels and lubricants from the refining group and from third-party suppliers.

Our principal customers are the mining, construction, utility, manufacturing, transportation, aviation and agricultural industries. No single external customer accounted for more than 10% of our consolidated net sales. We compete with other wholesale petroleum products distributors in the areas we serve such as Flying J, Inc., Pro Petroleum, Inc., Southern Counties Fuels, Union Distributing, Brown Evans Distributing Co., and Maxum Petroleum, Inc.

Governmental Regulation

All of our operations and properties are subject to extensive federal, state and local environmental and health and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances; the emission and discharge of materials into the environment; waste management; and characteristics and composition of gasoline and diesel fuels. Our operations also require numerous permits and authorizations under various environmental and health and safety laws and regulations. Failure to comply with these permits or environmental laws generally could result in fines, penalties or other sanctions or a revocation of our permits. We have made, and will continue to make, significant capital and other expenditures related to environmental and health and safety compliance, including with respect to our air permits and the low sulfur gasoline, ultra low sulfur diesel regulations and low benzene gasoline regulation. For additional details on capital expenditures related to regulatory requirements and our refinery capacity expansion and upgrade, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Spending.”

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

El Paso Refinery

The groundwater and certain solid waste management units and other areas at and adjacent to our El Paso refinery have been impacted by prior spills, releases and discharges of petroleum or hazardous substances and are currently undergoing remediation by us and Chevron pursuant to certain agreed administrative orders with the Texas Commission on Environmental Quality, or TCEQ. Pursuant to our purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate their solid waste management units in accordance with its Resource Conservation Recovery Act, or RCRA, permit and retained liability for, and control of, certain groundwater remediation responsibilities.

In May 2000, we entered into an Agreed Order with the Texas Natural Resources Conservation Commission for remediation of the south side of the El Paso refinery property. On August 7, 2000, we purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which we expensed in fiscal 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumes responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. In addition, under a settlement agreement with us, a subsidiary of Chevron is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but that exceed the $20 million threshold. Under the policy, environmental costs outside the scope of the Agreed Order are covered up to $20 million and require payment by us of a deductible as well as any costs that exceed the covered limits of the insurance policy.

The U.S. Environmental Protection Agency, or EPA has embarked on a Petroleum Refinery Enforcement Initiative, or EPA Initiative, whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, we have been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. We do not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. In May 2008, we and the EPA agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit, or FCCU, and heaters and boilers that we expect will ultimately be incorporated into a final settlement agreement between us and the EPA. Based on current negotiations and information, we estimate the total capital expenditures necessary to address the EPA Initiative issues would be approximately $69 million of which $38 million has already been spent: $15 million for the installation of a flare gas recovery system which was completed in 2007; and, $23 million for nitrogen oxides, or NOx, emission controls on heaters and boilers was expended in 2008. We estimate remaining expenditures of approximately $31 million for the NOx emission controls on heaters and boilers from 2009 through 2013. This $31 million amount has been included in our estimated capital expenditures for regulatory projects and could change depending upon the actual final settlement reached. Regarding the FCCU, we anticipate additional operating expense to purchase catalyst emission reducing additives that we anticipate will allow us to meet the EPA Initiative NOx requirements for the FCCU. Additional capital expenditures, however, may be required if these additives are not effective in reducing NOx emissions from the FCCU.

While we cannot reasonably estimate the amount of penalties associated with the EPA Initiative, we do not currently believe any such penalties would materially impact our financial position, results of operations or cash flows. No accrual was provided for these penalties at December 31, 2008.

We are expecting to receive a proposed draft settlement agreement from the EPA in 2009. Based on current information, we do not expect any settlement pursuant to the EPA Initiative to have a material adverse effect on our business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.

The TCEQ has notified us that it will be presenting us with a proposed Agreed Order regarding six excess air emission incidents that occurred at the El Paso refinery during 2007 and early 2008. While at this time it is not known precisely how or when the Agreed Order may affect us, we expect corrective action to be requested with the Agreed Order and may be assessed penalties. We do not expect any penalties or corrective action requested to have a material adverse effect on our business, financial condition, or results of operations or that any penalties assessed or increased costs associated with the corrective action will be material.

Yorktown Refinery

Yorktown 1991 and 2006 Orders.  Giant and a subsidiary company, collectively Giant, assumed certain liabilities and obligations in connection with the 2002 purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc., or collectively BP. BP, however, agreed to reimburse Giant for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental, health, and safety laws during BP’s operation of the refinery, subject to certain limitations. BP’s liability for reimbursement is limited to $35 million.

In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant will implement a clean-up plan for the refinery. Following the acquisition of Giant, we completed the first phase of the plan and are in the process of negotiating revisions with the EPA for the remainder of the clean-up plan.

We currently estimate that expenditures associated with the EPA order are approximately $46.4 million (up to $35.0 million of which we believe is subject to reimbursement by BP). The discounted value of this liability assumed from Giant on May 31, 2007, was $35.5 million. We incurred $7.1 million in the year 2008 and $4.7 million in the year 2007 related to the EPA order and believe that approximately $19.7 million will be incurred between the remainder of 2009 through 2011. The remainder will be expended over a 29-year period following construction. We are currently evaluating revised designs and specifications of our clean-up plan to implement the EPA Order. If determined to be feasible, these changes could result in revisions to the cost estimates.

During 2007, in response to the first claim requesting reimbursement from BP, we received a letter from BP disputing indemnification for these costs. We are pursuing indemnification from BP.

Yorktown 2002 Amended Consent Decree.  In May 2002, Giant acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree among various parties covering many locations, or Consent Decree, entered in August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of NOx, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. We do not expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator on the FCCU and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. We estimate additional capital expenditures of approximately $1.5 million to complete implementation of the capital expenditures required by the Consent Decree. The schedule for project implementation has not been defined. We do not expect completing the requirements of the Consent Decree to have a material adverse effect on our business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.

Four Corners Refineries

Four Corners 2005 Consent Agreements.  In July 2005, as part of the EPA Initiative, Giant reached an administrative settlement with New Mexico Environmental Department, or NMED, and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico. In January 2009, we and NMED agreed to an amendment of the 2005 administrative settlement with NMED, or the 2009 NMED Amendment, which altered certain deadlines and allowed for alternative air pollution controls.

Based on current information and the 2009 NMED Amendment, we estimate the total remaining capital expenditures that may be required pursuant to the 2009 NMED Amendment would be approximately $47 million and will occur primarily from 2009 through 2012. These capital expenditures will primarily be for installation of emission controls on the heaters and boilers, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and NOx from the refineries. The 2009 NMED Amendment also provided for a $2.3 million penalty of which $0.2 million of the penalty was paid in January 2009. The entire remaining penalty is to be paid to fund Supplemental Environmental Projects in the State of New Mexico. We are required to submit proposed projects, which could be of a capital nature, to the NMED by April 2009 for the remainder of the penalty. The schedule of payment of the remaining penalty will be determined once NMED approves the projects. We do not expect implementation of the requirements in the 2005 NMED agreement and the associated 2009 NMED Amendment will result in any soil or groundwater remediation or clean-up costs.

Bloomfield 2007 NMED Remediation Order.  In July 2007, we received a final administrative compliance order from NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the order requires us to:

•	investigate and determine the nature and extent of such releases of contaminants and hazardous substances;

•	perform interim remediation measures, or continue interim measures already begun, to mitigate any potential threats to human health or the environment from such releases;

•	identify and evaluate alternatives for corrective measures to clean up any contaminants and hazardous substances released at the refinery and prevent or mitigate their migration at or from the site;

•	implement any corrective measures that may be approved by the NMED;

•	develop investigation work plans over a period of approximately four years; and

•	implement corrective measures pursuant to the investigation.

The order recognizes that prior work satisfactorily completed may fulfill some of the foregoing requirements. In that regard, we have already put in place some remediation measures with the approval of the NMED or New Mexico Oil Conservation Division.

Based on current information, we have prepared an initial undiscounted cost estimate of $3.9 million for implementing the final order. Accordingly, we have recorded a discounted liability of $2.1 million relating to the final order implementation costs. As of February 27, 2009, we had expended $1.4 million to implement the order.

Gallup 2007 RCRA Inspection.  In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED, or the Gallup 2007 RCRA Inspection, to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. In February 2009, we met with representatives from the EPA Region 6 and the NMED to discuss the inspection. We anticipate reaching a settlement and continue to work with the agencies. We anticipate any settlement may require us to pay a penalty. Based on current information, we do not expect any settlement pursuant to the Gallup 2007 RCRA Inspection to have a material adverse effect on our business, financial condition, or results of operations or that any penalties or increased operating costs related to the Gallup 2007 RCRA Inspection will be material.

Reduction of Sulfur Content in Light Fuels

The EPA has adopted regulations under the Clean Air Act that require significant reductions in the sulfur content in gasoline and diesel fuel. These regulations required most refineries to begin reducing sulfur content in gasoline to 30 parts per million, or ppm, on January 1, 2004, with full compliance by January 1, 2006, and require reductions in sulfur content in on-road diesel to 15 ppm beginning on June 1, 2006, with full compliance by January 1, 2010.

However, we applied for and received “small refiner status” for our El Paso Refinery under the EPA low sulfur gasoline and ultra low sulfur diesel programs. A small refiner is one having less than 1,500 employees and an average crude oil capacity of less than 155,000 bpd. As a “small refiner,” we would not have had to meet the 30 ppm gasoline standard until January 2011 since we had fully implemented the new on-road diesel sulfur content standard of 15 ppm by June 1, 2006.

As a result of the Giant acquisition, our El Paso refinery no longer qualifies as a “small refiner.” The rules provide for a period of at least 30 months to comply with the 30 ppm gasoline standard after losing “small refiner status” due to a merger or acquisition. However, our Yorktown refinery is subject to an EPA compliance plan that modified the timetable for both of our Yorktown and El Paso refineries to comply with the low sulfur fuel rules. Our Yorktown refinery was required to produce 30 ppm gasoline by May 1, 2008, under the EPA compliance plan. Our Yorktown refinery was producing 30 ppm gasoline by May 1, 2008. Our El Paso refinery is required to produce 30 ppm gasoline by August 1, 2009, under the compliance plan. We anticipate meeting the standard in the required time. For additional details, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Spending.”

In addition to the benefits described above for having been classified as a “small refiner” under the EPA rules, we qualify for designation as a small refiner under tax legislation. This legislation allows us to immediately deduct up to 75% of the ultra low sulfur diesel compliance costs when incurred for tax purposes. Furthermore, the law allows the remaining 25% of ultra low sulfur diesel compliance costs to be recovered as tax credits with the commencement of ultra low sulfur diesel manufacturing. The loss of our “small refiner” status upon the completion of the Giant acquisition did not impact this accelerated deduction/tax treatment.

All four of our refineries are required to meet the new Mobile Source Air Toxics, or MSAT II, regulations to reduce the benzene content of gasoline. Under the MSAT II regulations, benzene in the finished gasoline pool must be reduced to an annual average of 0.62 volume percent by 2011 with or without the purchase of credits. Beginning on July 1, 2012, each refinery must also average 1.30 volume percent benzene without the use of credits. The estimated cost of complying with the MSAT II regulations will be $90 million to be spent between 2009 and 2011, of which $45 million will be spent at our El Paso refinery and $40 million will be spent at our Yorktown refinery. The remaining $5 million is budgeted to be spent in 2010 at our Four Corners refineries.

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

In addition to clean-up costs, we may face liability for personal injury or property damage due to exposure to chemicals or other hazardous substances that we may have manufactured, used, handled or disposed of or that are located at or released from our refineries or otherwise related to our current or former operations. We may also face liability for personal injury, property damage, natural resource damage or for clean-up costs for the alleged migration of petroleum or hazardous substances from our refineries to adjacent and other nearby properties.

Employees

As of February 27, 2009, we employed approximately 3,300 people, approximately 650 of whom were covered by collective bargaining agreements. The collective bargaining agreement at the Yorktown refinery expired in January 2009. We successfully renegotiated this agreement and it now has an expiration date of March 2012. In addition, in 2008 we successfully negotiated collective bargaining agreements covering employees at the Bloomfield and the Gallup refineries that expire in 2012. We are currently in negotiations for a new collective bargaining agreement covering employees at the El Paso refinery to replace the collective bargaining agreement set to expire in April 2009. We have tentative verbal agreements on wages for the new agreement and on an extension of the current agreement until June 3, 2009, while we attempt to reach agreement on remaining issues. We may not be able to renegotiate our existing collective bargaining agreement covering the employees at the El Paso refinery on satisfactory terms, or at all. A failure to do so may increase our costs. While all of our collective bargaining agreements, including the one covering the El Paso refinery, contain “no strike” provisions, those provisions are not effective in the event an Agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our business, financial condition and results of operations.

Available Information

We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC’s Internet site at http://www.sec.gov contains the reports, proxy and information statements, and other information filed electronically.

As required by Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a code of ethics that applies specifically to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. We have also adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Those codes of ethics are posted on our website. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to our code of ethics and any waiver applicable to any of our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Our website address is: http://www.wnr.com. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports simultaneously to the electronic filings of those materials with, or furnishing of those materials to, the SEC. We also make available to shareholders hard copies of our complete audited financial statements free of charge upon request.

On June 20, 2008, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards. In addition, attached as Exhibits 31.1 and 31.2 to this Form 10-K are the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s disclosures in this Form 10-K.

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

Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products, and fuel and utility services. In particular, our refining margins were significantly lower in 2008 compared to 2007 due to substantial increases in feedstock costs and lower increases in gasoline prices throughout much of 2008.

In recent years, the prices of crude oil, other feedstocks and refined products have fluctuated substantially. The NYMEX WTI postings of crude oil for 2008 ranged from $33.87 to $145.29 per barrel. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline and other refined products. Such supply and demand are affected by, among other things:

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

Volatility has had, and may continue to further have, a negative effect on our results of operations to the extent that the margin between refined product prices and feedstock prices narrows further, as was the case throughout much of 2008.

The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities. As a result, we have no control over the changing market value of these inventories. Because our inventory of crude oil and refined product is valued at the lower of cost or market value under the “last-in, first-out,” or LIFO, inventory valuation methodology, if the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold. The estimated fair value of the Giant inventory recorded as a result of the acquisition of Giant increased the likelihood of a lower of cost or market, or LCM, inventory write-down to occur in the future. As a result of declining market prices of crude oil, blendstocks and finished products, in the fourth quarter of 2008 we recorded a non-cash adjustment of $61.0 million to value our Yorktown inventories to net realizable market values. During 2008, a reduction in inventory quantities resulted in liquidation of applicable LIFO inventory quantities carried at lower costs in the prior year. These LIFO liquidations resulted in an increase in costs of products sold of $66.9 million.

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

We will face certain challenges as we continue to integrate Giant’s operations into our business. In particular, the Giant acquisition has significantly expanded our geographic scope, the types of business in which we are engaged, the number of our employees and the number of refineries we operate, thereby presenting us with significant challenges as we work to manage the substantial increases in scale resulting from the acquisition. We must integrate a large number of systems, both operational and administrative. Delays in this process could have a material adverse effect on our revenues, expenses, operating results and financial condition. In addition, events outside of our control, including changes in state and federal regulation and laws as well as economic trends, also could adversely affect our ability to realize the anticipated benefits from the Giant acquisition.

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

We can give no assurance that our acquisition of Giant will perform in accordance with our expectations. We can give no assurance that our expectations with regards to integration and synergies will materialize. Our failure to successfully integrate and operate these legacy Giant assets or to resolve any issues arising from the declaration of force majeure under the Statoil contract, and to realize the anticipated benefits of the acquisition, could adversely affect our operating, performing and financial results. See Item 1, “Business — Refining Segment — Yorktown Refinery — Raw Material Supply.”

Our historical financial statements may not be indicative of future performance.

In light of our acquisition of Giant on May 31, 2007, our financial statements only reflect the impact of that acquisition since June 1, 2007, and therefore make comparisons with prior periods difficult. As a result, our limited historical financial performance as owners of Giant makes it difficult for shareholders to evaluate our business and results of operations to date and to assess our future prospects and viability. Furthermore, our brief operating history has resulted in revenue and profitability growth rates that may not be indicative of our future results of operations. As a result, the price of our common stock may be volatile.

If the price of crude oil increases significantly or our credit profile changes, or if we are unable to access our revolving credit facility for borrowings or for letters of credit, our liquidity and our ability to purchase enough crude oil to operate our refineries at full capacity could be materially and adversely affected.

We rely on borrowings and letters of credit under our $800.0 million revolving credit facility and our $80 million letter of credit, or L/C, credit agreement to purchase crude oil for our refineries. Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms of their invoices with us or require additional support such as letters of credit. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our creditors of more burdensome payment terms on us, or our inability to access our revolving credit facility or L/C credit agreement, may have a material adverse effect on our liquidity and our ability to make payments to our suppliers, which could hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. In addition, if the price of crude oil increases significantly, we may not have sufficient capacity under our revolving credit facility or L/C credit agreement, or sufficient cash on hand, to purchase enough crude oil to operate our refineries at planned rates. A failure to operate our refineries at planned rates could have a material adverse effect on our earnings and cash flows.

Our business, financial condition and results of operations may be materially adversely affected by a general economic downturn and by instability and volatility in the financial markets.

The recent turmoil in the global financial markets and the scarcity of credit has led to lack of consumer confidence, increased market volatility and widespread reduction of business activity generally in the United States and abroad. In addition, the United States is considered to be in the midst of an economic recession. An economic downturn could materially adversely affect the liquidity, businesses and/or financial conditions of our customers, which could in turn result not only in decreased demand for our products, but also increased delinquencies in our accounts receivable. Furthermore, the financial crisis could have a negative impact on our cost of borrowing and on our ability to obtain future borrowings or letters of credit under our revolving credit facility or our 2008 L/C Credit Agreement if any of our lenders are forced into receivership or file for bankruptcy or are otherwise unable to perform their obligations thereunder. The disruptions in the financial markets could also lead to a reduction in available trade credit due to counterparties’ liquidity concerns. If we experience a decrease in demand for our products or an increase in delinquencies in our accounts receivable, or if we are unable to obtain borrowings or letters of credit under our revolving credit facility or our 2008 L/C Credit Agreement, our business, financial condition and results of operations could be materially adversely affected.

We have a significant amount of indebtedness.

As of December 31, 2008, our total debt was $1,340.5 million and our stockholders’ equity was $811.5 million. We currently have an $800.0 million revolving credit facility and an $80.0 million L/C Credit Agreement. As of December 31, 2008, the gross availability under the 2007 Revolving Credit Agreement was $429.8 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. As of December 31, 2008, we had net availability under the 2007 Revolving Credit Agreement and the 2008 L/C Credit agreement of $124.1 million due to $245.7 million in letters of credit outstanding and $60.0 million in direct borrowings. On February 27, 2009, the gross availability under the 2007 Revolving Credit Agreement was $382.2 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. On February 27, 2009, we had net availability under the 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement of $133.0 million due to $249.2 million in letters of credit outstanding and no direct borrowings. Our level of debt may have important consequences to you. Among other things, it may:

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

We cannot assure you that we will continue to generate sufficient cash flow or that we will be able to borrow funds under our revolving credit facility in amounts sufficient to enable us to service our debt or meet our working capital and capital expenditure requirements. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Our refining margins deteriorated in 2008 compared to 2007 due to substantial increases in feedstock costs and lower increases in gasoline prices. As a result, our earnings and cash flow were negatively impacted. If our margins continue to deteriorate significantly, or if our earnings and cash flow continue to suffer for any other reason, we may be unable to comply with the financial covenants set forth in our credit facilities. If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility or the 2008 L/C Credit Agreement, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt, or obtain additional financing through equity or debt financings. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We cannot assure you that we will be able to refinance our debt, sell assets, or obtain additional financing on terms acceptable to us, if at all. In addition, our ability to incur additional debt will be restricted under the covenants contained in our revolving credit facility, term loan facility and 2008 L/C Credit Agreement. See Part I, — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Working Capital” and Part I, — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness.”

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

We are also subject to financial covenants that require us to maintain specified financial ratios and to satisfy other financial tests, including a new minimum EBITDA covenant, minimum consolidated interest coverage ratio (as defined therein), maximum consolidated leverage ratio (as defined therein) and maximum consolidated senior leverage ratio (as defined therein). Our ability to comply with these covenants will depend upon our ability to generate results similar to those in prior periods, which will depend on factors outside our control, including crack spreads, which worsened in 2008 (as compared to 2007). We cannot assure you that we will satisfy these covenants. If we fail to satisfy the covenants set forth in these facilities or an event of default occurs under these facilities, the maturity of the loans could be accelerated or we could be prohibited from borrowing for our working capital needs and issuing letters of credit. If the loans are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness, or to obtain additional financing through equity or debt financings. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all. If we cannot borrow or issue letters of credit under the revolving credit facility or 2008 L/C Credit Agreement, we would need to seek additional financing, if available, or curtail our operations.

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

Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products, and refined products. These hazards and risks include, but are not limited to, the following:

•	natural disasters;

•	fires;

•	explosions;

•	pipeline ruptures and spills;

•	third-party interference;

•	disruption of natural gas deliveries under our interruptible natural gas delivery contract for the El Paso refinery;

•	disruptions of electricity deliveries;

•	disruption of sulfur gas processing by E.I. du Pont de Nemours; and

•	mechanical failure of equipment at our refineries or third-party facilities.

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

Our refining activities are conducted at our El Paso refinery in Texas, the Yorktown refinery in Virginia, and our two refineries in New Mexico. The refineries constitute a significant portion of our operating assets, and our refineries supply a significant portion of our fuel to our retail operations. Prior to our acquisition of Giant in 2007, there was one fire incident at the Yorktown refinery and two fire incidents at the Gallup refinery in late 2006. Because of the significance to us of our refining operations, the occurrence of any of the events described above could significantly disrupt our production and distribution of refined products, and any sustained disruption could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to run our Four Corners refineries at increased rates.

In 2005, Giant purchased an inactive pipeline running from Southwest New Mexico to Northwest New Mexico. The pipeline has been upgraded to transport crude oil from Southeast New Mexico to the Four Corners region. While this additional supply of crude oil was intended to allow us to run our Four Corners refineries at increased rates, we may not be able to do so. These refineries had been running at less than full capacity for a number of years and there is no assurance that the refinery units will be able to run at increased rates. Based on seasonally lower product demand in the Four Corners area in the winter months and to manage our working capital, we have removed the crude oil from the pipeline. We will continue to evaluate future demand and alternative sources of crude oil to determine when the pipeline will be returned to service.

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

Crude oil supplies for the El Paso refinery come from the Permian Basin in Texas and New Mexico and therefore are generally not subject to interruption from severe weather, such as hurricanes. We, however, obtain certain of our feedstocks for the El Paso refinery, such as alkylate, and some refined products we purchase for resale, by pipeline from Gulf Coast refineries. Alkylate is used to produce a portion of our Phoenix Clean Burning Gasoline, or CBG, and other refined products. If our supply of feedstocks is interrupted for the El Paso refinery, our business, financial condition and results of operations would be adversely impacted.

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

The Longhorn refined products pipeline runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd. This pipeline provides Gulf Coast refiners and other shippers with improved access to West Texas and New Mexico. In addition, Kinder Morgan completed and placed into service its East Line expansion that increases pipeline capacity from El Paso to Tucson and Phoenix, Arizona. The expansion increases capacity on the East Line to over 200,000 bpd. Any additional or modified supply provided by these pipelines could lower prices and increase price volatility in areas that we serve and could adversely affect our sales and profitability. The entity that owns the Longhorn pipeline recently filed for bankruptcy and the impact of this bankruptcy filing on the future operations of this pipeline is uncertain.

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

The EPA has issued rules pursuant to the Clean Air Act that require refiners to reduce the sulfur content of gasoline and highway diesel fuel by various specified dates. We are incurring substantial costs to comply with the EPA’s low sulfur rules. The Yorktown refinery is subject to a compliance plan agreed to by the EPA that modified the timetable for the Yorktown and El Paso refineries to comply with the rules and requires the Yorktown refinery to produce specified volumes of compliant product by various dates. Failure to produce these specified volumes required by the Yorktown compliance plan has resulted, and could result in the future, in us having to purchase credits and/or sell more high sulfur heating oil than otherwise would be the case. At most times, high sulfur heating oil sells for a lower margin than ultra low sulfur diesel fuel. Failure to comply with the low sulfur regulations could also result in the EPA modifying or revoking the compliance plans or assessing penalties. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our goodwill and intangible assets for impairment at least annually, which may result in a material, non-cash write down of goodwill or other intangible assets and could have a material adverse effect on our results of operations and shareholders’ equity.

Goodwill and other intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and various licenses and permits. As discussed above, our refining margins decreased significantly in 2008 as compared to 2007 due to substantial increases in feedstock costs and lower increases in gasoline prices, which has had, and may continue to have, a negative effect on our results of operations to the extent that the margin between refined product prices and feedstock prices narrows further, as was the case throughout much of 2008.

The risk of impairment losses may increase to the extent our market capitalization, results of operations, and cash flows decline. Impairment losses may result in a material, non-cash write-down of goodwill or other intangible assets. Furthermore, impairment losses could have a material adverse effect on our results of operations and shareholders’ equity. While we determined that our goodwill was not impaired at December 31, 2008, declines in our market capitalization could be an early indication that goodwill may become impaired in the future.

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

We are involved in a number of methyl tertiary butyl ether, or MTBE, lawsuits.

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

As a result of the acquisition of Giant, certain of our subsidiaries were defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida and New Mexico. We and our subsidiaries have reached settlement agreements regarding most of these lawsuits, including the New Mexico suit. There are currently seven lawsuits pending.

Western also has been named as a defendant in a lawsuit filed by the State of New Jersey related to MTBE. Western has never done business in New Jersey and has never sold any products in that state or that could have reached that state. Accordingly, Western intends to vigorously defend itself.

Owners of a small hotel in Aztec, New Mexico, filed a lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street, which is owned by on of our subsidiaries. Plaintiffs claim a component of the gasoline, MTBE, has contaminated their ground water.

We intend to vigorously defend these MTBE lawsuits. Because potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable and we cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, we have not recorded a liability for these lawsuits.

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

On June 30, 2008, as part of the amendment to our credit facilities, we agreed not to declare and pay cash dividends to our common stockholders until after December 31, 2009. Even if we were to decide to declare a dividend after such date, however, we are a holding company and all of our operations are conducted through our subsidiaries. Consequently, we will rely on dividends or advances from our subsidiaries to fund any dividends. The ability of our operating subsidiaries to pay dividends are subject to applicable local law. These laws could limit the payment of dividends and distributions to us, which would restrict our ability to pay dividends in the future. In addition, our payment of dividends will depend upon our ability to generate sufficient cash flows. Our board of directors will review our dividend policy periodically in light of the factors referred to above, and we cannot assure you of the amount of dividends, if any, that may be paid in the future.

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

Our insurance coverage does not cover all potential losses, costs or liabilities. Due to the fires experienced at the Giant refineries in 2005 and 2006, the cost of insurance coverage in 2009 for the Yorktown and Four Corners refineries will be higher than the cost of insurance for the El Paso refinery. In addition to the higher costs, the deductibles for such coverage are higher and the waiting periods for business interruption coverage are longer.

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

Our future performance depends to a significant degree upon the continued contributions of our senior management team, including our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Vice President and Assistant Secretary, President-Refining and Marketing, Senior Vice President-Legal, General Counsel and Secretary, Chief Accounting Officer, and Senior Vice President-Treasurer. We do not currently maintain key man life insurance with respect to any member of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers, and other companies operating in our industry. To the extent that the services of members of our senior management team would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our company. We may not be able to locate or employ such qualified personnel on acceptable terms, or at all.

A substantial portion of our refining workforce is unionized, and we may face labor disruptions that would interfere with our operations.

As of February 27, 2009, we employed approximately 3,300 people, approximately 650 of whom were covered by collective bargaining agreements. The collective bargaining agreement at the Yorktown refinery expired in January 2009. We successfully renegotiated this agreement and it now has an expiration date of March 2012. In addition, in 2008 we successfully negotiated collective bargaining agreements covering employees at the Bloomfield and the Gallup refineries that expire in 2012. We are currently in negotiations for a new collective bargaining agreement covering employees at the El Paso refinery to replace the collective bargaining agreement set to expire in April 2009. We have tentative verbal agreements on wages for the new agreement and on an extension of the current agreement until June 3, 2009, while we attempt to reach agreement on remaining issues. We may not be able to renegotiate our existing collective bargaining agreement covering the employees at the El Paso refinery on satisfactory terms, or at all. A failure to do so may increase our costs. While all of our collective bargaining agreements, including the one covering the El Paso refinery, contain “no strike” provisions, those provisions are not effective in the event an Agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our business, financial condition and results of operations.

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

Mr. Paul Foster, our Chief Executive Officer and Chairman of the Board, and Messrs. Jeff Stevens (our President and Chief Operating Officer and a current director), Ralph Schmidt (our former Chief Operating Officer and a current director) and Scott Weaver (our Vice President, Assistant Secretary and a current director) own approximately 55% of our common stock. As a result, Mr. Foster and the other members of this group will be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. So long as this group continues to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions, including whether to pursue or consummate potential mergers or acquisitions, asset sales, and other significant corporate transactions. The interests of Mr. Foster and the other members of this group may not coincide with the interests of other holders of our common stock.

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

Our principal properties are described under Item 1, “Business” and the information is incorporated herein by reference. As of December 31, 2008, we were a party to a number of cancelable and non-cancelable leases for certain properties, including our corporate headquarters in El Paso and administrative offices in Tempe, Arizona. See Note 24, “Operating Leases and Other Commitments,” in the Notes to Consolidated Financial Statements, included elsewhere in this annual report.

Item 3.	Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. We also incorporate by reference the information regarding contingencies in Note 22, “Contingencies,” to our Consolidated Financial Statements set forth in Part I. Item 8. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

In January, 2009, the NMED assessed us with $0.2 million in penalties for air quality violations at the Four Corners refineries. In November 2007, the City of Albuquerque, New Mexico, assessed us with $0.1 million in penalties for environmental non-compliance issues at our Albuquerque finished products terminal.

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

As a result of the acquisition of Giant, certain of our subsidiaries were defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida and New Mexico. We and our subsidiaries have reached settlement agreements regarding most of these lawsuits, including the New Mexico suit. After these settlement agreements, there are currently seven lawsuits pending. The settlement of these lawsuits will not have a material adverse effect on our business, financial condition or results of operations.

Western also has been named as a defendant in a lawsuit filed by the State of New Jersey related to MTBE. Western has never done business in New Jersey and has never sold any products in that state or that could have reached that state. Accordingly, Western intends to vigorously defend itself.

Owners of a small hotel in Aztec, New Mexico, filed a lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street, which is owned by our subsidiary. Plaintiffs claim a component of the gasoline, MTBE, has contaminated their ground water.

We intend to vigorously defend these MTBE lawsuits. Because potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable and we cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, we have not recorded a liability for these lawsuits.

In March 2007, a class action lawsuit was filed in New Mexico naming numerous retail suppliers of motor fuel as defendants, including subsidiaries of the Company. Among other things, the lawsuit alleged that, by consciously selling gasoline at a temperature greater than 60° Fahrenheit, the defendants were depriving consumers of the full amount of energy that should be delivered when gasoline is delivered at a cooler temperature. The Court has dismissed our subsidiaries from this lawsuit.

Other Matters

In April 2003, we received a payment of reparations in the amount of $6.8 million from a pipeline company as ordered by the Federal Energy Regulatory Commission, or FERC. Following judicial review of the FERC order, as well as a series of other orders, the pipeline company made a Compliance Filing in March 2008 in which it asserts it overpaid reparations to us in a total amount of $1.1 million and refunds in the amount of $0.7 million, including accrued interest through February 29, 2008, and that interest should continue to accrue on those amounts. In the March 2008 Compliance Filing, the pipeline company also indicated that in a separate FERC proceeding, it owes us an additional amount of reparations and refunds of $5.2 million including interest through February 29, 2008. While this amount is subject to adjustment upward or downward based on further orders of the FERC and on appeal, interest on the amount owed to us should continue to accrue until the pipeline company makes payment to us. On January 29, 2009, the FERC approved a settlement between us and a pipeline company regarding a Complaint proceeding we had brought related to pipeline tariffs we were being charged. Pursuant to this settlement, we anticipate receiving a $2.2 million refund/settlement payment during the second quarter of 2009.

Our subsidiary, Western Refining Yorktown, Inc., or Western Yorktown, declared force majeure under its crude oil supply agreement with Statoil Marketing and Trading (USA), Inc., or Statoil, based on the effects of the Grane crude oil on its Yorktown refinery plant and equipment. Statoil filed a lawsuit against Western Yorktown on March 28, 2008, in the Superior Court of Delaware in and for New Castle County. The lawsuit alleges breach of contract and other related claims by Western Yorktown in connection with the crude oil supply agreement and alleges Statoil is entitled to recover damages in excess of $100 million. Western Yorktown believes its declaration of force majeure was in accordance with the contract, disputes Statoil’s claims and intends to vigorously defend against them.

On February 25, 2008, our subsidiary that operates pipelines had Protests filed against its tariffs for its 16-inch pipeline running from Lynch, New Mexico to Bisti, New Mexico and connecting to Midland, Texas before the FERC by Resolute Natural Resources Company and Resolute Aneth, LLC, or Resolute, the Navajo Nation and Navajo Nation Oil & Gas Company, or NNOG. On March 7, 2008, the FERC dismissed these Protests. Resolute and NNOG then filed a request for reconsideration with the FERC, which the FERC denied confirming its earlier dismissal of these Protests. Resolute and NNOG appealed this ruling to the United States Court of Appeals for the D.C. Circuit.

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

Market Information

Our common stock began trading on the New York Stock Exchange, or NYSE, on January 19, 2006 under the symbol “WNR.” As of February 27, 2009, we had 79 holders of record of our common stock. The following table summarizes the high and low sales prices of our common stock as reported on the New York Stock Exchange Composite Tape for the quarterly periods in the past two fiscal years and dividends declared on our common stock for the same periods:

			Dividends per
	High	Low	Common Share

2008
First Quarter	$25.77	$12.75	$0.06
Second Quarter	17.23	7.81	—
Third Quarter	13.00	6.47	—
Fourth Quarter	10.45	4.50	—
2007
First Quarter	$40.60	$23.88	$0.04
Second Quarter	59.29	34.75	0.06
Third Quarter	66.13	39.65	0.06
Fourth Quarter	43.20	23.60	0.06

On June 30, 2008, as part of the amendments to our credit facilities, we agreed not to declare or pay cash dividends to our common stockholders until after December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III. — Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any further filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative 35-month total stockholder return on the Company’s common stock relative to the cumulative total stockholder returns of the Standard & Poor’s, or S&P, 500 index, and a customized peer group of seven companies that includes: Alon Energy USA, Inc., Delek US Holdings Inc., Frontier Oil Corp., Holly Corp., Sunoco Inc., Tesoro Corp. and Valero Energy Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and peer group on January 19, 2006. The index on December 31, 2008, and its relative performance are tracked through this date. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 35 MONTH CUMULATIVE TOTAL RETURN*
Among Western Refining, Inc, The S&P 500 Index
And A Peer Group

*	$100 invested on 1/19/06 in stock & 12/31/05 in index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	1/06	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08
Western Refining, Inc	100.00	127.41	127.44	137.48	150.84	231.42	343.16	241.28	144.30	80.29	70.92	60.56	46.48
S&P 500	100.00	104.21	102.71	108.53	115.80	116.54	123.85	126.37	122.16	110.62	107.60	98.60	76.96
Peer Group	100.00	98.82	107.04	86.91	88.45	110.93	129.46	115.26	117.07	81.87	66.78	52.20	41.59

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Maximum Number of
	Total	Average Price Paid	Total Number of	Shares that May Yet
	Number of	per Share	Shares Purchased as	Be Purchased Under
	Shares	(Including	Part of a Publicly	the Plans or
Period	Purchased	Commissions)	Announced Program	Programs

October 1 to October 31, 2008	—	—	N/A	N/A
November 1 to November 30, 2008	—	—	N/A	N/A
December 1 to December 31, 2008(1)	982	$7.16	N/A	N/A

Total	982	$7.16	N/A	N/A

(1)	These repurchases were in private transactions, not on an exchange directly with certain of our employees of the Company, to provide funds to satisfy payroll withholding taxes for such employees in connection with the vesting of restricted shares awarded under our Long-Term Incentive Plan. The repurchased shares are now held by us as treasury shares.

Item 6.	Selected Financial and Operating Data

The following tables set forth our summary historical financial and operating data for the periods indicated below. The summary results of operations and financial position data for 2008, 2007, 2006 and 2005 have been derived from the consolidated financial statements of Western Refining, Inc. and its subsidiaries including Western Refining Company LP. On May 31, 2007, we completed the acquisition of Giant. The summary results of operations and financial position data for 2007 include the results of operations for Giant beginning June 1, 2007. 2008 is the first full fiscal year in which we owned Giant, and therefore, the summary results of operations and financial position data for 2008 are not comparable to prior periods. The summary statement of operations data for the years ended December 31, 2004 and the summary balance sheet data as of December 31, 2004 have been derived from the audited financial statements of our predecessor, Western Refining LP.

The information presented below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2008	2007(1)	2006	2005	2004
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$10,725,581	$7,305,032	$4,199,383	$3,406,632	$2,215,170
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	9,746,895	6,375,700	3,653,008	3,001,610	1,989,917
Direct operating expenses (exclusive of depreciation and amortization)	532,325	382,690	171,729	129,627	108,432
Selling, general and administrative expenses	115,913	77,350	37,043	45,128	18,813
Maintenance turnaround expense	28,936	15,947	22,196	6,999	14,295
Depreciation and amortization	113,611	64,193	13,624	6,272	4,521

Total operating costs and expenses	10,537,680	6,915,880	3,897,600	3,189,636	2,135,978

Operating income	187,901	389,152	301,783	216,996	79,192
Other income (expense):
Interest income	1,830	18,852	10,820	4,854	1,022
Interest expense and other financing costs	(102,202)	(53,843)	(2,167)	(6,578)	(5,627)
Amortization of loan fees	(4,789)	(1,912)	(500)	(2,113)	(2,939)
Write-off of unamortized loan fees	(10,890)	—	(1,961)	(3,287)	—
Loss on early extinguishment of debt	—	(774)	—	—	—
Gain (loss) from derivative activities	11,395	(9,923)	8,617	(8,296)	(4,018)
Other income (expense), net	1,176	(1,049)	561	(527)	(172)

Income before income taxes	84,421	340,503	317,153	201,049	67,458
Provision for income taxes(2)	(20,224)	(101,892)	(112,373)	18	—

Net income(2)	$64,197	$238,611	$204,780	$201,067	$67,458

Basic earnings per share	$0.95	$3.55	$3.13	$—	$—
Diluted earnings per share	$0.95	$3.53	$3.11	$—	$—

	Year Ended December 31,
	2008	2007(1)	2006	2005	2004
	(In thousands, except per share data)

Dividends declared per common share	$0.06	$0.22	$0.16	$—	$—
Weighted average basic shares outstanding	67,715	67,180	65,387	—	—
Weighted average dilutive shares outstanding	67,757	67,598	65,775	—	—
Cash Flow Data:
Net cash provided by (used in):
Operating activities(2)	$285,575	$113,237	$245,004	$260,980	$87,022
Investing activities	(220,554)	(1,334,028)	(149,555)	(87,988)	(19,045)
Financing activities(2)	(274,769)	1,247,191	(13,115)	(37,116)	(86,722)
Other Data:
Adjusted EBITDA(3)	$405,854	$477,172	$357,601	$226,298	$94,840
Capital expenditures	222,288	277,073	120,211	87,988	19,045
Cash paid for Giant acquisition, net of cash acquired	—	1,056,955	—	—	—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$79,817	$289,565	$263,165	$180,831	$44,955
Working capital	314,521	621,362	276,609	182,675	88,720
Total assets	3,076,792	3,559,716	908,523	643,638	359,837
Total debt	1,340,500	1,583,500	—	149,500	55,000
Partners’ capital	—	—	—	177,944	107,592
Stockholders’ equity	811,489	756,485	521,601	(31)	—

(1)	Includes the results of operations for Giant beginning June 1, 2007, the date of the acquisition.

(2)	Prior to our initial public offering in January 2006, we were not subject to federal or state income taxes due to our partnership structure. As a result, prior to this time, our net cash provided by operating activities did not reflect any reduction for income tax payments, while net cash used by financing activities reflected distributions to our partners to pay income taxes. Since our initial public offering, we have incurred income taxes that will reduce net income and cash flows from operations, and we have ceased to make any such income tax-related distributions to our equity holders. See Note 15, “Income Taxes” in the Notes to Consolidated Financial Statements, included elsewhere in this annual report.

(3)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, write-off of unamortized loan fees, loss on early extinguishment of debt, depreciation, amortization, maintenance turnaround expense, and LCM inventory write-down. Adjusted EBITDA is not, however, a recognized measurement under generally accepted accounting principles, or GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2008	2007(1)	2006	2005	2004
	(In thousands)

Net income	$64,197	$238,611	$204,780	$201,067	$67,458
Interest expense	102,202	53,843	2,167	6,578	5,627
Provision for income taxes	20,224	101,892	112,373	(18)	—
Amortization of loan fees	4,789	1,912	500	2,113	2,939
Write-off of unamortized loan fees	10,890	—	1,961	3,287	—
Loss on early extinguishment of debt	—	774	—	—	—
Depreciation and amortization	113,611	64,193	13,624	6,272	4,521
Maintenance turnaround expense	28,936	15,947	22,196	6,999	14,295
Non-cash LCM inventory write-down	61,005	—	—	—	—

Adjusted EBITDA	$405,854	$477,172	$357,601	$226,298	$94,840

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, as well as asphalt terminals in Phoenix, Arizona; Tucson, Arizona; Albuquerque; and El Paso. As of December 31, 2008, we also own and operate 155 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and a wholesale petroleum products distributor, that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.

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

Following the acquisition of Giant, we began reporting our operating results in three business segments: the refining group, the retail group, and the wholesale group. Our refining group operates the four refineries and related refined products terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. See Note 4, “Segment Information” in the Notes to Consolidated Financial Statements included elsewhere in this annual report for detailed information on our operating results by segment.

Prior to the acquisition of Giant, we generated substantially all of our revenues from our refining operations in El Paso. By expanding our refining operations from one to four facilities, we diversified our operations. In addition, we increased our sour and heavy crude oil processing capacity as a percent of our total crude oil capacity from 12% prior to the acquisition to approximately 38% as of December 31, 2008. Sour and heavy crude oil is generally less expensive to acquire. We expect our combined sour and heavy crude oil processing capability to reach up to 50% by the end of 2009, following the completion of our previously announced gasoline desulfurization project at our El Paso refinery. The Yorktown refinery also has the flexibility for future growth initiatives given its ability to process cost-advantaged feedstocks. With the acquisition, we also gained a diverse mix of complementary retail and wholesale businesses.

In 2005, Giant purchased an inactive pipeline running from Southeast New Mexico to Northwest New Mexico. The pipeline has been reversed and upgraded to transport crude oil from Southeast New Mexico to the Four Corners region. Crude oil began pumping into this pipeline in July 2007 and reached the Four Corners refineries in August 2007. This pipeline, combined with rail deliveries, is capable of providing enough feedstock for our two Four Corners refineries to run at increased capacity rates. Based on seasonally lower product demand in the Four Corners area in the winter months and to manage our working capital, we have removed the crude oil from this pipeline. We will continue to evaluate future demand and alternative sources of crude oil to determine when this pipeline will be returned to service. See Item 1A, “Risk Factors — We may not be able to run our Four Corners refineries at increased rates” elsewhere in this annual report.

Major Influences on Results of Operations

Refining.  Our earnings and cash flows from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline and other refined products, which in turn depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; the availability of imports; the marketing of competitive fuels; and government regulation. While our net sales fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flow from our operations. In particular, refining margins were extremely volatile in 2008. Our refining margins decreased during the first six months of 2008 due to substantial increases in crude oil costs and lower increases in gasoline and asphalt prices. In the third quarter of 2008, our crude oil costs declined faster than the prices of finished products leading to improved refining margins during the quarter. In the fourth quarter of 2008, our margins were lower primarily due to reduced gasoline prices compared to crude oil costs, and a non-cash adjustment of $61.0 million to value our Yorktown inventories to net realizable market values as a result of declining crude oil, blendstocks and finished products prices.

In addition, other factors that impact our overall refinery gross margins are the sale of lower value products such as residuum, petroleum coke and propane, particularly when crude costs are higher. In addition, our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume.

Our results of operations are also significantly affected by our refineries’ direct operating expenses, especially the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.

Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended with gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. During 2008, the volatility in crude oil prices and refining margins also contributed to the variability of our results of operations for the four calendar quarters.

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

During the fourth quarter of 2008, we performed a maintenance turnaround at the north side of the El Paso refinery at a total cost of $28.9 million, most of which was expensed during that quarter. During the third quarter of 2007, we performed a scheduled maintenance turnaround on the ultraformer unit at the Yorktown refinery at a cost of $13.2 million, most of which was expensed in the same quarter, and incurred costs of $2.7 million in anticipation of the 2008 turnaround at the north side of the El Paso refinery. We performed a planned maintenance turnaround at the El Paso refinery during the first quarter of 2006 at a cost of $22.2 million, which was expensed during that same quarter. We will have a maintenance turnaround during the fall of 2009 at the Yorktown refinery.

The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory of crude oil and refined products is valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. For periods in which the market price declines below our LIFO cost basis, we are subject to significant fluctuations in the recorded value of our inventory and related cost of products sold. As a result of declining market prices of crude oil, blendstocks and finished products, we recorded a non-cash adjustment of $61.0 million to value our Yorktown inventories to net realizable market values in the fourth quarter of 2008. In addition, due to recent volatility in the price of crude oil and other blendstocks, we have experienced fluctuations in our LIFO reserves during the year ended December 31, 2008. We also experienced LIFO liquidations during the same period based on permanent decreased levels in our inventories. These LIFO liquidations resulted in an increase in costs of products sold of $66.9 million in 2008. See Note 6, “Inventories” in the Notes to Consolidated Financial Statements included in this annual report for detailed information on the impact of LIFO inventory accounting.

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

Acquisition of Giant

On May 31, 2007, we completed the acquisition of Giant. Under the terms of the merger agreement, Western acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash. The transaction was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan. In addition, in connection with the acquisition, we borrowed an additional $275.0 million on July 5, 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes. Our statements of operations for the year ended December 31, 2008, include interest expense of $90.1 million, net of $9.9 million of capitalized interest, associated with this term loan and the revolving credit facility, for the twelve months we operated Giant. Interest expense associated with this term loan and the revolving credit facility for the year ended December 31, 2007, was $47.9 million, net of $5.8 million of capitalized interest, for the seven months we operated Giant.

Prior to the acquisition of Giant on May 31, 2007, we generated substantially all of our revenues from our refining operations in El Paso. The financial information for the year ended December 31, 2008, includes the results of operations of the three refineries and the retail and wholesale operations acquired from Giant; however, the financial information for the year ended December 31, 2007, includes only seven months of operations from these assets acquired from Giant. The financial information for 2006 does not include the results of operations of the three refineries and the retail and wholesale operations acquired from Giant.

Write-off of Unamortized Loan Fees

On June 30, 2008, we entered into an amendment to our term loan credit agreement. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred in May 2007. See Note 14, “Long-Term Debt” to the Consolidated Financial Statements included in this annual report for detailed information on our long-term debt agreements.

At December 31, 2005, we had a balance of $149.5 million on a term loan facility. In January 2006, we paid off the term loan with proceeds from our initial public offering. In connection with such repayment, we recorded an expense in January 2006 of approximately $2.0 million related to the write-off of deferred financing costs. Our statements of operations for the twelve months ended December 31, 2006, included $0.7 million in interest expense related to this term loan facility.

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

Prior to the initial public offering, we did not incur income taxes because our operations were conducted by an operating partnership that was not subject to income taxes. Partnership capital distributions were made to our partners to fund the tax obligations resulting from the partners being taxed on their proportionate share of the partnership’s taxable income. As a consequence of our change in structure, we now recognize deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. In connection with the change to a corporate holding company structure immediately prior to the closing of our initial public offering, we recorded income tax expense of $8.3 million during 2006 for the cumulative effect of recording our initial net deferred tax liability. The impact of this adjustment decreased diluted earnings per share by $0.13 for the twelve months ended December 31, 2006.

In connection with our initial public offering, we assumed the obligations of one of the partners of Western Refining LP under an equity appreciation rights plan. We terminated such plan in exchange for a cash payment of $28.0 million to the participants in such plan immediately prior to the consummation of the offering. In addition, we granted such participants 1,772,041 restricted shares of our common stock, which vested ratably each quarter for two years, ending in the first quarter of 2008. The fair market value of the restricted stock, determined at the date of grant, was amortized over the vesting period as stock-based compensation expense included in selling, general and administrative expenses.

Planned Maintenance Turnaround

During 2008, we incurred costs of $28.9 million for a maintenance turnaround performed during the fourth quarter of 2008 at the north side of the El Paso refinery. During the third quarter of 2007, we performed a scheduled maintenance turnaround on the ultraformer unit at the Yorktown refinery at a cost of $13.2 million, most of which was expensed in the same quarter and incurred costs of $2.7 million in anticipation of the 2008 turnaround at the north side of the El Paso refinery. We performed a planned maintenance turnaround on the south side of the El Paso refinery during the first quarter of 2006 at a cost of $22.2 million, which was expensed during that same quarter. Most of our competitors, however, capitalize and amortize maintenance turnarounds.

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

Purchase Accounting.  We accounted for the acquisition of Giant under the purchase method as required by Statement of Financial Accounting Standard, or SFAS, No. 141, Business Combinations, with Western as the accounting acquirer. In accordance with the purchase method of accounting, the price paid by us for Giant was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the purchase price over fair value of the net assets acquired represents goodwill that has been allocated to the reporting units and subject to annual impairment testing. We have performed a purchase price allocation for the acquisition of Giant on May 31, 2007. The fair values of the assets acquired and liabilities assumed were based on management’s evaluations of those assets and liabilities. Management obtained an independent appraisal to assist them in determining these values. See Note 3, “Acquisition of Giant Industries, Inc.” in the Notes to Consolidated Financial Statements included in this annual report for a summary of the purchase price allocation.

Inventories.  Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market. Cost is determined principally under the LIFO valuation method to reflect a better matching of costs and revenues. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. We determine market value inventory adjustments by evaluating crude oil, refined products and other inventories on an aggregate basis by geographic region. Aggregated LIFO costs exceeded the average cost of our crude oil, refined product and other feedstock and blendstock inventories by $25.6 million, net of a non-cash LCM write-down of $61.0 million, due to the current cost of our Yorktown inventory being lower than market value at December 31, 2008.

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

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost. We test goodwill for impairment at the reporting unit level annually. In addition, goodwill of a reporting unit is tested for impairment if any events and circumstances arise during a quarter that indicate goodwill of a reporting unit might be impaired. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment. Within our refining segment, we have determined that we have three reporting units for purposes of assigning goodwill and testing for impairment. Our retail and wholesale segments are considered reporting units for purposes of assigning goodwill and testing for impairment. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill for financial reporting purposes.

We apply SFAS No. 142 in determining the useful economic lives of intangible assets that are acquired. SFAS No. 142 requires that we amortize intangible assets, such as rights-of-way, licenses, and permits over their economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s economic useful life is determined to be indefinite, then that asset is not amortized. We consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset when the intangible asset is acquired. We consider these same factors when reviewing the economic useful lives of our existing intangible assets as well. We review the economic useful lives of our intangible assets at least annually.

The risk of goodwill and other intangible asset impairment losses may increase to the extent our market capitalization, results of operations, or cash flows decline. Impairment losses may result in a material, non-cash write-down of goodwill or other intangible assets. Furthermore, impairment losses could have a material adverse effect on our results of operations and shareholders’ equity. While we determined that our goodwill was not impaired at December 31, 2008, declines in our market capitalization could be an early indication that goodwill may become impaired in the future.

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

Asset Retirement Obligations.  We account for our AROs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, or SFAS No. 143, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, or FIN 47. The estimated fair value of the ARO is based on the estimated current cost escalated by an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until we settle the liability. Legally restricted assets have been set aside for purposes of settling certain of the ARO liabilities.

Financial Instruments and Fair Value.  We are exposed to various market risks, including changes in commodity prices. We use commodity futures and swap contracts to reduce price volatility, to fix margins for refined products, and to protect against price declines associated with our crude oil and blendstock inventories. All derivatives entered into by us are recognized as either assets or liabilities on the balance sheet and those instruments are measured at fair value. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are recognized in gain (loss) from derivative activities using mark-to-market accounting.

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

In December 2006, we adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment to FASB Statements No. 87, 88, 106 and 132R, or SFAS No. 158, which requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Under SFAS No. 158, a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or liability for the plan’s underfunded status, (b) measure the plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost.

Stock-based Compensation.  Concurrent with our initial public offering of common stock on January 24, 2006, we adopted SFAS No. 123 (revised), Share-Based Payment, or SFAS No. 123R, to account for stock awards granted under the Western Refining Long-Term Incentive Plan. Under SFAS No. 123R, the cost of the employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award. The fair value of each share of restricted stock awarded is measured based on the market price at closing as of the measurement date and is amortized on a straight-line basis over the respective vesting periods.

Recent Accounting Pronouncements

In September 2006, the FASB published SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 is intended to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2007, the FASB issued FASB Staff Position, or FSP, FAS 157-1, and FSP FAS 157-2. FSP FAS 157-1 amends the scope of SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases and other accounting standards that address fair value measurements of leases from the provisions of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3. FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted SFAS No. 157 for our financial assets and liabilities in the first quarter of 2008. We believe that FSP FAS 157-1, FSP FAS 157-2, and FSP FAS 157-3 will not have a significant impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. For us, SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We believe SFAS No. 141R will not have a significant impact on our financial position and results of operations.

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

On April 25, 2008, the FASB issued or FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other guidance under U.S. GAAP. FSP FAS 142-3 is effective for us beginning

January 1, 2009. We are currently evaluating the potential impact, if any, of FSP FAS 142-3 on our financial position and results of operations.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities or FSP EITF 03-6-1. The statement addresses unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for us beginning January 1, 2009, and interim periods after that. We believe FSP EITF 03-6-1 will not have a significant impact on our determination of earnings per share.

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits, or FSP FAS 132(R)-1, to provide guidance on an employer’s objectives about plan assets of a defined benefit pension or other postretirement plan. The guidance establishes a range of additional disclosures designed to give more specific information about pension plans, consisting of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for us beginning January 1, 2010. The principal impact from this standard will be to require us to expand our disclosures regarding our defined benefit and postretirement plans.

Results of Operations

The following tables summarize our consolidated and operating segment financial data and key operating statistics for 2008, 2007 and 2006. The financial information for 2008 and 2007 includes the results of the three refineries and the wholesale and retail operations acquired from Giant beginning June 1, 2007. Prior to the acquisition of Giant on May 31, 2007, Western operated as one business segment. The financial information for 2006 does not include the results of operations of the three refineries and wholesale and retail operations acquired from Giant. Comparable information for this period is not presented. The following data should be read in conjunction with our consolidated financial statements and the notes thereto, in particular Note 3, “Acquisition of Giant Industries, Inc.,” included elsewhere in this annual report.

Consolidated

	2008
		Legacy	Intercompany
	El Paso	Giant	Transactions	Total
	(In thousands)

Net sales	$5,777,632	$6,704,111	$(1,756,162)	$10,725,581
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	5,339,969	6,163,088	(1,756,162)	9,746,895
Direct operating expenses (exclusive of depreciation and amortization)	188,571	343,754	—	532,325
Selling, general and administrative expenses	47,257	68,656	—	115,913
Maintenance turnaround expense	28,936	—	—	28,936
Depreciation and amortization	23,501	90,110	—	113,611

Total operating costs and expenses	5,628,234	6,665,608	(1,756,162)	10,537,680

Operating income	$149,398	$38,503	$—	$187,901

	2007				2006
		Legacy	Intercompany		(El Paso
	El Paso	Giant(1)	Transactions	Total	Only)
	(In thousands)

Net sales	$4,820,833	$3,130,175	$(645,976)	$7,305,032	$4,199,383
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,160,831	2,860,845	(645,976)	6,375,700	3,653,008
Direct operating expenses (exclusive of depreciation and amortization)	187,615	195,075	—	382,690	171,729
Selling, general and administrative expenses	47,752	29,598	—	77,350	37,043
Maintenance turnaround expense	2,734	13,213	—	15,947	22,196
Depreciation and amortization	20,126	44,067	—	64,193	13,624

Total operating costs and expenses	4,419,058	3,142,798	(645,976)	6,915,880	3,897,600

Operating income (loss)	$401,775	$(12,623)	$—	$389,152	$301,783

(1)	The information presented herein includes the operations of Giant and its subsidiaries for the seven months after the acquisition.

Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 31, 2007

Net Sales.  Net sales primarily consist of gross sales of refined products, lubricants and merchandise, net of customer rebates or discount and excise taxes. Net sales for the twelve months ended December 31, 2008, were $10,725.6 million, compared to $7,305.0 million for the twelve months ended December 31, 2007, an increase of $3,420.6 million, or 46.8%. This increase primarily resulted from the impact of the Giant acquisition ($3,573.9 million) and higher sales prices for refined products at the El Paso refinery. The average sales price per barrel at the El Paso refinery increased from $89.38 in 2007 to $113.62 in 2008. This increase was partially offset by decreased sales volume at the El Paso refinery. Our sales volume decreased by 3.1 million barrels, or 5.8%, to 50.8 million barrels for 2008 compared to 53.9 million barrels for 2007. Net sales were reduced by $1,756.2 million and $646.0 million for the year ended December 31, 2008 and 2007, respectively, to account for intercompany transactions that have been eliminated from net sales in consolidation.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold primarily include cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation and distribution costs. Cost of products sold was $9,746.9 million for the twelve months ended December 31, 2008, compared to $6,375.7 million for the twelve months ended December 31, 2007, an increase of $3,371.2 million, or 52.9%. This increase primarily was the result of the impact of the Giant acquisition ($3,302.2 million, including a non-cash LCM inventory write-down of $61.0 million in 2008) and higher crude oil costs at the El Paso refinery. The average cost per barrel at the El Paso refinery increased from $72.38 in 2007, to $102.77 in 2008. Cost of products sold was reduced by $1,756.2 million and $646.0 million for the year ended December 31, 2008 and 2007, respectively, to account for intercompany transactions that have been eliminated from cost of products sold in consolidation.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes and other direct operating expenses. Direct operating expenses were $532.3 million for the twelve months ended December 31, 2008, compared to $382.7 million for the twelve months ended December 31, 2007, an increase of $149.6 million, or 39.1%. This increase primarily resulted from the Giant acquisition ($148.7 million), increases at the El Paso refinery related to natural gas expense ($6.0 million), chemicals and catalysts ($4.0 million) and property taxes ($1.5 million). These increases were partially offset by decreased personnel costs at the El Paso refinery mainly related to incentive compensation ($8.1 million), general maintenance costs ($2.0 million), and decreased insurance expense ($1.1 million).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general and administrative expenses were $115.9 million for the twelve months ended December 31, 2008, compared to $77.4 million for the twelve months ended December 31, 2007, an increase of $38.5 million, or 49.7%. This increase primarily resulted from the Giant acquisition ($39.1 million), and increased expenses at the El Paso refinery and corporate headquarters related to charitable contributions and corporate sponsorship ($1.2 million), general maintenance projects ($0.7 million), travel expenses ($0.6 million), information systems expenses ($0.5 million), commitment fees ($0.5 million), and public company expense ($0.4 million). These increases were partially offset by decreased expenses at the El Paso refinery and corporate headquarters for professional and legal fees ($1.3 million) and personnel costs ($2.8 million).

Maintenance Turnaround Expense.  Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the year ended December 31, 2008, we performed a maintenance turnaround at the north side of the El Paso refinery at a cost of $28.9 million. During the year ended December 31, 2007, we performed a maintenance turnaround at the Yorktown refinery at a cost of $13.2 million and incurred costs of $2.7 million in anticipation of a turnaround performed in the fourth quarter of 2008 at the north side of the El Paso refinery.

Depreciation and Amortization.  Depreciation and amortization for the twelve months ended December 31, 2008, was $113.6 million, compared to $64.2 million for the twelve months ended December 31, 2007. The increase primarily was due to the Giant acquisition ($46.0 million) and the completion of various capital projects during the last part of 2007 and 2008 at the El Paso refinery, including the flare gas recovery system, the acid and sulfur gas facilities, crude unit upgrades and the construction of a new laboratory.

Operating Income.  Operating income was $187.9 million for the twelve months ended December 31, 2008, compared to $389.2 million for the twelve months ended December 31, 2007, a decrease of $201.3 million. This decrease primarily is attributable to decreased refinery gross margins at the El Paso refinery.

Interest Income.  Interest income for the twelve months ended December 31, 2008 and 2007, was $1.8 million and $18.9 million, respectively. The decrease is primarily attributable to decreased balances of cash for investment.

Interest Expense and other Financing Costs.  Interest expense for the twelve months ended December 31, 2008 and 2007, was $102.2 million (net of capitalized interest of $9.9 million) and $53.8 million (net of capitalized interest of $5.8 million), respectively. The increase primarily was due to an increase in outstanding debt as a result of the Giant acquisition. In May 2007, we entered into a term loan credit agreement to fund the acquisition. Our results of operations for the year ended December 31, 2007, include only seven months of interest expense associated with this term loan credit agreement.

Amortization of Loan Fees.  Amortization of loan fees for 2008 was $4.8 million, compared to $1.9 million for 2007. On June 30, 2008, we entered into an amendment to our term loan credit agreement discussed above and incurred $22.4 million in loan fees. This increase was partially offset by the write-off of $10.9 million in unamortized loan fees incurred in May 2007.

Write-off of Unamortized Loan Fees.  On June 30, 2008, we entered into an amendment to our term loan credit agreement discussed above. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred in May 2007.

Gain (Loss) from Derivative Activities.  The net gain from derivative activities was $11.4 million for the twelve months ended December 31, 2008, compared to a net loss of $9.9 million for the twelve months ended December 31, 2007. The difference between the two periods primarily was attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.

Provision for Income Taxes.  We recorded a provision for income taxes of $20.2 million for the year ended December 31, 2008, using an estimated effective tax rate of 24.0%, as compared to the Federal statutory rate of

35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel.

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

Net Income.  We reported net income of $64.2 million for the twelve months ended December 31, 2008, representing $0.95 net income per share on weighted average dilutive shares outstanding of 67.8 million. For the twelve months ended December 31, 2007, we reported net income of $238.6 million representing $3.53 net income per share on weighted average dilutive shares outstanding of 67.6 million.

Fiscal Year Ended December 31, 2007, Compared to Fiscal Year Ended December 31, 2006

Net Sales.  Net sales primarily consist of gross sales of refined products, lubricants and merchandise, net of customer rebates or discount and excise taxes. Net sales for the twelve months ended December 31, 2007, were $7,305.0 million, compared to $4,199.4 million for the twelve months ended December 31, 2006, an increase of $3,105.6 million, or 74.0%. This increase primarily resulted from the impact of the Giant acquisition ($3,130.2 million) and higher sales prices for refined products and higher sales volume at the El Paso refinery. Net sales for the twelve months ended December 31, 2007, also were impacted by intercompany transactions of $646.0 million that were eliminated from net sales in consolidation. There were no similar transactions for the twelve months ended December 31, 2006.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold primarily include cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation and distribution costs. Cost of products sold was $6,375.7 million for the twelve months ended December 31, 2007, compared to $3,653.0 million for the twelve months ended December 31, 2006, an increase of $2,722.7 million, or 74.5%. This increase primarily was the result of the impact of the Giant acquisition ($2,860.8 million) and increased refinery throughput at the El Paso refinery. For the twelve months ended December 31, 2007, intercompany transactions of $646.0 million were eliminated from cost of products sold in consolidation. There were no similar transactions for the twelve months ended December 31, 2006.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general and administrative expenses were $77.4 million for the twelve months ended December 31, 2007, compared to $37.1 million for the twelve months ended December 31, 2006, an increase of $40.3 million, or 108.6%. This increase primarily resulted from the Giant acquisition ($29.6 million), increased professional and legal fees ($5.2 million), and increased personnel costs at the El Paso refinery ($2.5 million).

Maintenance Turnaround Expense.  Maintenance turnaround expense includes major maintenance and repairs performed generally every four years, depending on the processing units involved. During the year ended December 31, 2007, we performed a maintenance turnaround at the Yorktown refinery at a cost of $13.2 million and incurred costs of $2.7 million in anticipation of the turnaround performed in the fourth quarter of 2008 at the north side of the El Paso refinery. During 2006, we performed a major maintenance turnaround on the south side of the El Paso refinery at a cost of $22.2 million.

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

Interest Expense and Other Financing Costs.  Interest expense for the twelve months ended December 31, 2007 and 2006, was $53.8 million (net of capitalized interest of $5.8 million) and $2.2 million, respectively. The increase primarily was due to an increase in outstanding debt as a result of the Giant acquisition. In May 2007, we entered into a term loan agreement to fund the acquisition. As of December 31, 2007, we had $1,293.5 million of outstanding debt under this term loan.

Amortization of Loan Fees.  Amortization of loan fees for 2007 was $1.9 million, compared to $0.5 million for 2006. In May 2007, we entered into a term loan agreement to fund the Giant acquisition and incurred $17.0 million in loan fees.

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

Refining Segment

	Year Ended December 31,
	2008			2007			2006
		Legacy			Legacy		Total
	El Paso	Giant(2)	Total	El Paso	Giant(1)(2)(3)	Total	(El Paso Only)
	(In thousands, except per barrel data)

Net sales (including intersegment sales)	$5,777,632	$4,677,970	$10,455,602	$4,820,833	$2,271,580	$7,092,413	$4,199,383
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)(4)	5,339,969	4,325,107	9,665,076	4,160,831	2,085,823	6,246,654	3,653,008
Direct operating expenses (exclusive of depreciation and amortization)	188,571	230,057	418,628	187,615	150,781	338,396	171,729
Selling, general and administrative expenses	19,971	17,590	37,561	11,248	5,509	16,757	10,180
Maintenance turnaround expense	28,936	—	28,936	2,734	13,213	15,947	22,196
Depreciation and amortization	23,501	72,212	95,713	20,126	36,411	56,537	13,624

Total operating costs and expenses	5,600,948	4,644,966	10,245,914	4,382,554	2,291,737	6,674,291	3,870,737

Operating income (loss)	$176,684	$33,004	$209,688	$438,279	$(20,157)	$418,122	$328,646

Key Operating Statistics:
Total sales volume (bpd)(5)	138,775	119,238	258,013	147,765	67,710	215,475	142,280
Total refinery production (bpd)	124,634	101,106	225,740	131,880	56,807	188,687	124,988
Total refinery throughput (bpd)(6)	126,569	100,561	227,130	133,649	56,689	190,338	127,070
Per barrel of throughput:
Refinery gross margin(4)(7)	$9.45	$9.59	$9.51	$13.53	$8.98	$12.17	$11.78
Gross profit(7)	8.94	7.63	8.36	13.12	7.22	11.36	11.49
Direct operating expenses(8)	4.07	6.25	5.04	3.85	7.29	4.87	3.70

(1)	Includes the results of operations for Giant beginning June 1, 2007, the date of the acquisition.

(2)	Includes other revenues and expenses not specific to a particular refinery.

(3)	Total sales volume, refinery production and throughput related to the refineries acquired from Giant was calculated by dividing total volume for the seven months we operated the refineries in 2007 by 365 days.

(4)	2008 includes a non-cash adjustment to cost of products sold of $61.0 million to value our Yorktown inventories to net realizable market values.

(5)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(6)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(7)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities. These derivatives are used to minimize fluctuations in earnings but are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

The following table reconciles gross profit to refinery gross margin for the periods presented:

	Year Ended December 31,
	2008			2007
		Legacy			Legacy		2006
	El Paso	Giant	Total	El Paso	Giant	Total	Total
			(In thousands, except per barrel data)

Net sales	$5,777,632	$4,677,970	$10,455,602	$4,820,833	$2,271,580	$7,092,413	$4,199,383
Cost of products sold (exclusive of depreciation and amortization)	5,339,969	4,325,107	9,665,076	4,160,831	2,085,823	6,246,654	3,653,008
Depreciation and amortization	23,501	72,212	95,713	20,126	36,411	56,537	13,624

Gross profit	414,162	280,651	694,813	639,876	149,346	789,222	532,751
Plus depreciation and amortization	23,501	72,212	95,713	20,126	36,411	56,537	13,624

Refinery gross margin	$437,663	$352,863	$790,526	$660,002	$185,757	$845,759	$546,375

Refinery gross margin per refinery throughput barrel	$9.45	$9.59	$9.51	$13.53	$8.98	$12.17	$11.78

Gross profit per refinery throughput barrel	$8.94	$7.63	$8.36	$13.12	$7.22	$11.36	$11.49

(8)	Refinery direct operating expense per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

The following table sets forth our summary refining throughput and production data for the periods presented below:

All Refineries

	Year Ended December 31,
	2008	2007(3)	2006

Refinery product yields (bpd)
Gasoline	114,876	99,271	67,709
Diesel and jet fuel	88,695	73,445	48,565
Residuum	5,711	5,821	5,394
Other	9,649	7,233	3,320

Liquid products	218,931	185,770	124,988
By-products (coke and sulfur)	6,809	2,917	—

Total	225,740	188,687	124,988

Refinery throughput (bpd)
Sweet crude oil	143,714	137,752	100,996
Sour or heavy crude oil	62,349	33,227	12,187
Other feedstocks/blendstocks	21,067	19,359	13,887

Total	227,130	190,338	127,070

	Year Ended December 31,
El Paso Refinery	2008	2007	2006

Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	62,557	68,650	67,709
Diesel and jet fuel	52,754	53,641	48,565
Residuum	5,711	5,821	5,394
Other	3,612	3,768	3,320

Total refinery production (bpd)	124,634	131,880	124,988

Refinery throughput (bpd)
Sweet crude oil	100,130	107,176	100,996
Sour crude oil	16,985	12,521	12,187
Other feedstocks/blendstocks	9,454	13,952	13,887

Total refinery throughput (bpd)	126,569	133,649	127,070

Total sales volume (bpd)	138,775	147,765	142,280
Per barrel of throughput:
Refinery gross margin	$9.45	$13.53	$11.78
Direct operating expenses	4.07	3.85	3.70

		June 1
	Year Ended	Through
	December 31,	December 31,
Yorktown Refinery	2008	2007(9)

Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	32,597	32,256
Diesel and jet fuel	27,143	25,161
Other	4,896	4,723

Liquid products	64,636	62,140
By-products (coke and sulfur)	6,809	4,976

Total refinery production (bpd)	71,445	67,116

Refinery throughput (bpd)
Sweet crude oil	15,291	24,470
Heavy crude oil	45,364	35,316
Other feedstocks/blendstocks	9,143	5,952

Total refinery throughput (bpd)	69,798	65,738

Total sales volume (bpd)	77,073	71,541
Per barrel of throughput:
Refinery gross margin(4)	$6.43	$5.59
Direct operating expenses	4.75	5.44

		June 1
	Year Ended	Through
	December 31,	December 31,
Four Corners Refineries	2008	2007(9)

Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	19,722	19,972
Diesel and jet fuel	8,798	8,616
Other	1,141	1,185

Total refinery production (bpd)	29,661	29,773

Refinery throughput (bpd)
Sweet crude oil	28,293	27,680
Other feedstocks/blendstocks	2,470	3,271

Total refinery throughput (bpd)	30,763	30,951

Total sales volume (bpd)	42,165	43,945
Per barrel of throughput:
Refinery gross margin	$15.49	$13.33
Direct operating expenses	8.35	8.09

(9)	Total sales volume, refinery production and refinery throughput related to the refineries acquired from Giant was calculated by dividing the seven months ended December 31, 2007 by 214 days.

Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 31, 2007

Net Sales.  Net sales primarily consist of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the twelve months ended December 31, 2008, were $10,455.6 million, compared to $7,092.4 million for the twelve months ended December 31, 2007, an increase of $3,363.2 million, or 47.4%. This increase primarily resulted from the impact of the Giant acquisition ($2,406.4 million) and higher sales prices for refined products at the El Paso refinery. The average sales price per barrel at the El Paso refinery increased from $89.38 in 2007 compared to $113.62 in 2008. This increase was partially offset by decreased sales volume at the El Paso refinery due to the turnaround in the fourth quarter of 2008. Our sales volume decreased by 3.1 million barrels, or 5.8%, to 50.8 million barrels for 2008 compared to 53.9 million barrels for 2007.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Cost of products sold was $9,665.1 million for the twelve months ended December 31, 2008, compared to $6,246.7 million for the twelve months ended December 31, 2007, an increase of $3,418.4 million, or 54.7%. This increase primarily was the result of the impact of the Giant acquisition ($2,239.3 million, including a non-cash LCM inventory write-down of $61.0 million in 2008) and higher crude oil costs at the El Paso refinery. The average cost per barrel at the El Paso refinery increased from $72.38 in 2007 to $102.77 in 2008.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $418.6 million for the twelve months ended December 31, 2008, compared to $338.4 million for the twelve months ended December 31, 2007, an increase of $80.2 million, or 23.7%. This increase primarily resulted from the Giant acquisition ($79.3 million), increases at the El Paso refinery related to natural gas expense ($6.0 million), chemicals and catalysts ($4.0 million) and property taxes ($1.5 million). These increases were partially offset by decreased personnel costs at the El Paso refinery mainly related to incentive compensation ($8.1 million), general maintenance costs ($2.0 million) and decreased insurance expense ($1.1 million).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of segment overhead, marketing expenses, and stock-based compensation. Selling, general and administrative expenses were $37.6 million for the twelve months ended December 31, 2008, compared to $16.8 million for the twelve months ended December 31, 2007, an increase of $20.8 million, or 123.8%. This increase primarily resulted from the Giant acquisition ($12.1 million), and increased expenses at the El Paso refinery related to personnel costs ($7.6 million), and general maintenance expenses ($0.7 million).

Maintenance Turnaround Expense.  Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the year ended December 31, 2008, we performed a maintenance turnaround at the north side of the El Paso refinery at a cost of $28.9 million. During the year ended December 31, 2007, we performed a maintenance turnaround at the Yorktown refinery at a cost of $13.2 million and incurred costs of $2.7 million in anticipation of the turnaround performed in the fourth quarter of 2008 at the north side of the El Paso refinery.

Depreciation and Amortization.  Depreciation and amortization for the twelve months ended December 31, 2008, was $95.7 million, compared to $56.5 million for the twelve months ended December 31, 2007. The increase primarily was due to the Giant acquisition ($35.8 million) and the completion of various capital projects during the last part of 2007 and 2008 at the El Paso refinery, including the flare gas recovery system, the acid and sulfur gas facilities, crude unit upgrades and the construction of a new laboratory.

Operating Income.  Operating income was $209.7 million for the twelve months ended December 31, 2008, compared to $418.1 million for the twelve months ended December 31, 2007, a decrease of $208.4 million. This decrease primarily is attributable to decreased refinery gross margins at the El Paso refinery.

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

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $6,246.7 million for the twelve months ended December 31, 2007, compared to $3,653.0 million for the twelve months ended December 31, 2006, an increase of $2,593.7 million, or 71.0%. This increase primarily was a result of increased refinery throughput at our El Paso refinery, higher feedstock prices, and the impact of the Giant acquisition ($2,085.8 million). Total refinery throughput for 2007 increased by 23.1 million barrels to 69.5 million barrels. Throughput from the three Giant refineries from June 1 through December 31 represented 29.8% of total throughput for 2007. Refinery gross margin per throughput barrel increased from $11.78 in 2006 to $12.17 in 2007, reflecting higher refining margins in the first half of 2007. Our margins in the Southwest were negatively impacted by weaker margins in Phoenix and Tucson and by lower value products sales, such as asphalt, due to the sales prices of such products not increasing in relation to the price of crude oil in the third and fourth quarter of 2007. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $11.36 and $11.49 for the twelve months ended December 31, 2007 and 2006, respectively. Our weighted average cost per barrel of crude oil for 2007 (reflecting seven months of Giant operations) was $74.42, compared to $65.19 for 2006, an increase of 14.2%.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of segment overhead, marketing expenses, and stock-based compensation. Selling, general and administrative expenses were $16.8 million for the twelve months ended December 31, 2007, compared to $10.2 million for the twelve months ended December 31, 2006, an increase of $6.6 million, or 64.7%. This increase primarily resulted from the acquisition of the three refineries from Giant in 2007 ($5.5 million), increased professional and legal fees ($5.2 million), and increased personnel costs at the El Paso refinery ($2.5 million).

Maintenance Turnaround Expense.  Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the year ended December 31, 2007, we performed a maintenance turnaround at the Yorktown refinery at a cost of $13.2 million and incurred costs of $2.7 million in anticipation of the turnaround performed in the fourth quarter of 2008 at the El Paso refinery. During 2006, we performed a major maintenance turnaround on the south side of the El Paso refinery at a cost of $22.2 million.

Depreciation and Amortization.  Depreciation and amortization for the twelve months ended December 31, 2007, was $56.5 million, compared to $13.6 million for the twelve months ended December 31, 2006. The increase was due to the acquisition of the three refineries from Giant ($36.4 million) and the completion of various capital projects during 2006 and 2007 at our El Paso refinery.

Operating Income.  Operating income was $418.1 million for the twelve months ended December 31, 2007, compared to $328.6 million for the twelve months ended December 31, 2006, an increase of $89.5 million. This increase is attributable primarily to higher refinery gross margins at the El Paso refinery partially offset by the turnaround costs at our Yorktown refinery.

Retail Segment

	Year Ended	June 1 Through
	December 31, 2008	December 31, 2007
	(In thousands, except	(In thousands, except
	per gallon data)	per gallon data)

Statement of Operations Data:
Net sales (including intersegment sales)	$838,197	$456,331
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	744,691	401,143
Direct operating expenses (exclusive of depreciation and amortization)	65,604	37,147
Selling, general and administrative expenses	5,301	3,125
Depreciation and amortization	8,479	4,387

Total operating costs and expenses	824,075	445,802

Operating income	$14,122	$10,529

Operating Data:
Fuel gallons sold (in thousands)	210,401	128,356
Fuel margin per gallon(1)	$0.18	$0.18
Merchandise sales	$185,712	$108,054
Merchandise margin(2)	27.4%	27.6%
Operating retail outlets at period end	155	154

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the retail industry to measure operating results related to fuel sales.

(2)	Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the convenience store industry to measure operating results related to merchandise sales.

The following tables reconcile fuel sales and cost of fuel sales to net sales and cost of products sold:

	Year Ended	June 1 Through
	December 31, 2008	December 31, 2007
	(In thousands, except	(In thousands, except
	per gallon data)	per gallon data)

Net sales:
Fuel sales	$694,891	$382,446
Excise taxes included in fuel revenues	(66,736)	(48,189)
Merchandise sales	185,712	108,054
Other sales	24,330	14,020

Net sales	$838,197	$456,331

Cost of products sold:
Fuel cost of products sold	$657,537	$359,964
Excise taxes included in fuel cost of products sold	(66,736)	(48,189)
Merchandise cost of products sold	134,821	78,228
Other cost of products sold	19,069	11,140

Cost of products sold	$744,691	$401,143

Fuel margin per gallon	$0.18	$0.18

On May 31, 2007, we acquired Giant and its retail operations. The financial information presented above for our retail segment for 2008 includes twelve months of operations; however, the financial information for 2007 presented above includes only seven months of operations.

Wholesale Segment

	Year Ended	June 1 Through
	December 31, 2008	December 31, 2007
	(In thousands, except	(In thousands, except
	per gallon data)	per gallon data)

Statement of Operations Data:
Net sales (including intersegment sales)	$2,279,541	$991,907
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,168,707	949,966
Direct operating expenses (exclusive of depreciation and amortization)	64,273	20,715
Selling, general and administrative expenses	18,915	9,164
Depreciation and amortization	5,551	2,477

Total operating costs and expenses	2,257,446	982,322

Operating income	$22,095	$9,585

Operating Data:
Fuel gallons sold (in thousands)	706,864	376,382
Fuel margin per gallon(1)	$0.09	$0.06
Lubricant sales	$163,679	$84,825
Lubricant margin(2)	12.4%	9.8%

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(2)	Lubricant margin is a measurement calculated by dividing the difference between lubricant sales and lubricants cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricants sales.

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Year Ended	June 1 Through
	December 31, 2008	December 31, 2007
	(In thousands, except	(In thousands, except
	per gallon data)	per gallon data)

Net sales:
Fuel sales	$2,269,203	$1,008,045
Excise taxes included in fuel sales	(193,634)	(107,370)
Lubricant sales	163,679	84,825
Other sales	40,293	6,407

Net sales	$2,279,541	$991,907

Cost of products sold:
Fuel cost of products sold	$2,205,548	$984,191
Excise taxes included in fuel sales	(193,634)	(107,370)
Lubricant cost of products sold	143,317	76,479
Other cost of products sold	13,476	(3,334)

Cost of products sold	$2,168,707	$949,966

Fuel margin per gallon	$0.09	$0.06

On May 31, 2007, we acquired Giant and its wholesale operations. The financial information presented above for our wholesale segment for 2008 includes twelve months of operations; however, the financial information for 2007 presented above includes only seven months of operations.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows provided by operating activities	$285,575	$113,237	$245,004
Cash flows used in investing activities	(220,554)	(1,334,028)	(149,555)
Cash flows provided by (used in) financing activities	(274,769)	1,247,191	(13,115)

Net increase (decrease) in cash and cash equivalents	$(209,748)	$26,400	$82,334

Cash Flows Provided By Operating Activities

Net cash provided by operating activities for the twelve months ended December 31, 2008, was $285.6 million. The most significant providers of cash were our net income ($64.2 million) and adjustments to net income for non-cash items such as depreciation and amortization ($113.6 million), the write-off of unamortized loan fees ($10.9 million), deferred income taxes ($14.1 million) and stock-based compensation ($7.7 million). Also contributing to our cash flows from operating activities was a net cash inflow from a change in operating assets and liabilities ($69.0 million).

Net cash provided by operating activities for the twelve months ended December 31, 2007, was $113.2 million. The most significant provider of cash was our net income ($238.6 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as depreciation and amortization ($64.2 million) and stock-based compensation ($16.8 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($202.8 million).

Net cash provided by operating activities for 2006 was $245.0 million. The most significant provider of cash was our net income ($204.8 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as deferred income taxes ($25.3 million), depreciation and amortization ($13.6 million) and stock-based compensation ($14.2 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($13.9 million).

Cash Flows Used In Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2008, was $220.6 million, mainly relating to capital expenditures, including capitalized interest of $9.9 million. Capital spending for 2008 included spending on the low sulfur gasoline project ($75.5 million), improvement projects in conjunction with the 2008 maintenance turnaround ($21.8 million), the naphtha hydrotreater ($7.1 million), the construction of a new laboratory ($4.3 million), and the acid and sulfur gas facilities ($4.2 million) at our El Paso refinery; the low sulfur gasoline project ($23.4 million), improvements to the laboratory and fire station ($2.4 million), the ultraformer blowdown stack ($2.3 million), and coker electrical infrastructure ($1.9 million) at our Yorktown refinery; and several other improvement and regulatory projects for our refining group. In addition, our total capital spending included projects for our retail group ($7.9 million), our corporate group ($6.8 million), and our wholesale group ($5.7 million).

Net cash used in investing activities for the twelve months ended December 31, 2007, was $1,334.0 million, consisting of cash used to fund the Giant acquisition ($1,057.0 million) and capital expenditures ($277.1 million). Total capital spending for 2007 included spending on the low sulfur gasoline project ($32.1 million), the acid and sulfur gas facilities ($23.3 million), the flare gas recovery system ($9.0 million), crude unit upgrades ($9.0 million), the naphtha hydrotreater ($4.8 million), a pipeline bridge ($3.4 million) and the hydrogen plant ($2.3 million) at our El Paso refinery; the low sulfur gasoline project at our Yorktown refinery ($97.1 million); and other small improvement and regulatory projects.

Net cash used in investing activities for 2006 was $149.6 million, consisting of $29.3 million of an escrow deposit and other costs related to the Giant acquisition, and capital expenditures of $120.2 million. Total capital spending for 2006 included the purchase of the asphalt plant and terminals ($20.0 million), capital improvements to our acid and sulfur gas facilities ($24.3 million), spending on our ultra low sulfur diesel project ($16.8 million) and a related hydrogen plant ($16.6 million), our crude oil capacity expansion project ($10.4 million) and a new flare gas recovery system at the El Paso refinery ($6.2 million), as well as other small improvement and regulatory projects.

Cash Flows Provided By (Used In) Financing Activities

Net cash used in financing activities for the twelve months ended December 31, 2008, was $274.8 million. Cash used in financing activities for the twelve months of 2008 included a net decrease to our revolving credit facility ($230.0 million), deferred loan fees incurred ($22.4 million), dividends paid ($8.2 million), principal payments on our term loan ($13.0 million), and the repurchases of common stock ($1.2 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.

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

Net cash used in financing activities for 2006 was $13.1 million. Cash provided by financing activities for 2006 included $295.6 million of net proceeds from our initial public offering less stock issuance costs, which were used for the repayment of $149.5 million of debt and capital distributions paid to the partners of Western Refining LP of $147.7 million immediately prior to the consummation of our initial public offering. Net cash used in financing activities for 2006 also included the payment of dividends of $8.2 million and repurchases of common stock of $5.1 million to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.

Working Capital

Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and our revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Our refining margins were extremely volatile in 2008. For the first two quarters of 2008 our refining margins deteriorated due to substantial increases in feedstock costs and lower increases in gasoline prices and lower value products such as asphalt. As a result, our earnings and cash flows were negatively impacted during those quarters. In the third quarter of 2008, our refining margins improved as crude oil costs declined faster than the prices of finished products. In the fourth quarter of 2008, our margins were lower primarily due to reduced gasoline prices compared to crude oil costs, and a non-cash inventory write-down of $61.0 million to value our Yorktown inventories to net realizable market values as a result of declining crude oil, blendstocks and finished products prices. If our margins deteriorate significantly, or if our earnings and cash flows continue to suffer for any other reason, we could be unable to comply with the financial covenants set forth in our credit facilities (described below). If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, in order to operate our business.

We are currently considering several alternatives in order to improve our capital structure by increasing our cash balances and/or reducing or refinancing a portion of our existing debt. These alternatives include various strategic initiatives and potential asset sales, including the sale of our Yorktown refinery and certain of our other assets, as well as public or private equity or debt financings. In light of current market conditions, we are not optimistic about the sale of our Yorktown refinery or these other assets in the near term. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We can give no assurances that we will be able to sell any of our assets or to obtain additional financing on terms acceptable to us, or at all. However, in light of our current operations and outlook as of the date hereof, and despite the current conditions in the overall economy and the credit and capital markets, we do not presently anticipate encountering any liquidity issues in satisfying our working capital requirements in 2009 or any problems complying with the financial covenants in our credit facilities in 2009.

In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I. — Item 1A, “Risk Factors,” elsewhere in this report.

Working capital at December 31, 2008, was $314.5 million, consisting of $815.2 million in current assets and $500.7 million in current liabilities. Working capital at December 31, 2007, was $621.4 million, consisting of $1,437.2 million in current assets and $815.8 million in current liabilities. In addition, as of December 31, 2008, the gross availability under the 2007 Revolving Credit Agreement was $429.8 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. As of December 31, 2008, the Company had net availability under the 2007 Revolving Credit Agreement and the 2008 L/C Credit agreement of $124.1 million due to $245.7 million in letters of credit outstanding and $60.0 million in direct borrowings. On February 27, 2009, the gross availability under the 2007 Revolving Credit Agreement was $382.2 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. On February 27, 2009, we had net availability under the 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement of $133.0 million due to $249.2 million in letters of credit outstanding and no direct borrowings.

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

The Term Loan Agreement provides for principal payments of 0.25% of the original principal amount of the loan on a quarterly basis ($13.0 million annually for the next six years with the remaining balance due on the maturity date). We made principal payments on the Term Loan of $13.0 million and $106.5 million in 2008 and 2007, respectively. In addition, the Term Loan Agreement also contains certain mandatory prepayment provisions for excess cash flow and upon the issuances of certain debt.

Following the amendments of the Term Loan Agreement, interest rates for borrowings under the Term Loan Agreement (depending on the type of borrowing) are equal to LIBOR plus 4.50%, subject to an interest rate floor of 3.25% per annum, in the case of Eurodollar rate borrowings, and the base rate plus 3.50% per annum, in the case of base rate borrowings. Further, effective October 1, 2008, interest rates for the Term Loan Agreement were adjusted in inverse relation to amounts prepaid under the Term Loan Agreement ranging from LIBOR plus 6.0% per annum (for Eurodollar rate borrowings) and base rate plus 5.0% per annum (for base rate borrowings), if prepayments are less than $250 million, to LIBOR plus 4.0% per annum (for Eurodollar borrowings) and base rate plus 3.50% (for base rate borrowings), if prepayments equal or exceed $750 million. The average interest rate under the Term Loan Agreement for the years ended December 31, 2008 and 2007 was 6.83% and 6.95%, respectively. Effective October 1, 2008, and through December 31, 2008, the interest rate under the Term Loan Agreement was 9.25%.

In connection with the amendment to the Term Loan Agreement, we paid an amendment fee equal to the sum of: (a) 0.50% of the term loans held by lenders executing the amendment on June 30, 2008, and paid an additional amendment fee equal to (b) 0.50% of the term loan balance on September 30, 2008. We paid $15.1 million in amendment and other financing fees in 2008.

In connection with the amendment to the Term Loan Agreement, we recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred in May 31, 2007.

2007 Revolving Credit Agreement.  On May 31, 2007, we also entered into a Revolving Credit Agreement with a group of banks, which was later amended on June 30, 2008, to which we refer to as so amended as the 2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of ours and our subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. Availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. On February 19, 2008, we exercised our option to increase the borrowing capacity under the 2007 Revolving Credit Agreement from $500 million to $800 million. As of December 31, 2008, the gross availability under the 2007 Revolving Credit Agreement was $429.8 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. As of December 31, 2008, we had net availability under the 2007 Revolving Credit Agreement and the 2008 letter of credit, or L/C, Credit agreement of $124.1 million due to $245.7 million in letters of credit outstanding and $60.0 million in direct borrowings. On February 27, 2009, the gross availability under the 2007 Revolving Credit Agreement was $382.2 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. On February 27, 2009, we had net availability under the 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement of $133.0 million due to $249.2 million in letters of credit outstanding and no direct borrowings.

Following the amendment of the 2007 Revolving Credit Agreement, per annum interest rates for Eurodollar rate borrowings under the 2007 Revolving Credit Agreement range from LIBOR plus 2.25% to LIBOR plus 3.25%, subject to adjustment based upon our consolidated leverage ratio. Letter of credit fees per annum under the 2007 Revolving Credit Agreement range from 2.25% to 3.25%, subject in each case to adjustment based upon our consolidated leverage ratio. The quarterly commitment fees for the 2007 Revolving Credit Agreement are equal to a flat fee of 0.50% per annum. The average interest rate under the Revolving Credit Agreement for the years ended December 31, 2008 and 2007 were 6.58% and 6.98%, respectively. At December 31, 2008, the interest rate under the Revolving Credit Agreement was 5.50%.

In connection with the amendment to the 2007 Revolving Credit Agreement, we paid an amendment fee of 0.50% of the commitments of each lender that executed the Amendment. We paid $4.5 million in amendment and other financing fees in 2008.

2008 L/C Credit Agreement.  The 2008 L/C Credit Agreement provides for a letter of credit facility not to exceed $80 million, subject to a borrowing base availability based upon eligible receivables and inventory, and matures on June 30, 2009. In addition, we may request an increase in availability under the 2008 L/C Credit Agreement up to an aggregate limit of $200 million. The 2008 L/C Credit Agreement is secured by certain cash, accounts receivable and inventory, and is permitted to be used for general corporate purposes. The 2008 L/C Credit Agreement provides for a quarterly commitment fee of 0.50% per annum and letter of credit fees ranging from 2.25% to 3.50% per annum payable quarterly, subject to adjustment based upon our consolidated leverage ratio. Drawn amounts under letters of credit under the 2008 L/C Credit Agreement accrue interest at the base rate plus 3.50% per annum. Letters of credit can only be issued under the 2008 L/C Credit Agreement if the net availability under the 2007 Revolving Credit Agreement is less than or equal to $120 million, subject to limited exceptions. In addition, availability under the 2008 L/C Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. At December 31, 2008, there were no letters of credit outstanding under the 2008 L/C Credit Agreement.

Guarantees.  The Term Loan Agreement, the 2007 Revolving Credit Agreement, and the 2008 L/C Credit Agreement (or together, the Agreements) are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.

Certain Covenants in Agreements.  The Agreements contain certain covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage, maximum leverage and minimum EBITDA. Pursuant to the Agreements, we have also agreed to not pay cash dividends on our common stock through 2009. We were in compliance with all applicable covenants set forth in the Agreements at December 31, 2008. The following table sets forth the financial covenants on minimum interest coverage (as defined therein), maximum consolidated leverage (as defined therein), and maximum consolidated senior leverage (as defined therein) by quarter:

Minimum
	Consolidated	Maximum	Maximum
	Interest Coverage	Consolidated	Consolidated Senior
Fiscal Quarter Ending	Ratio	Leverage Ratio	Leverage Ratio

June 30, 2008	N/A	N/A	N/A
September 30, 2008	1.50 to 1.00	N/A	N/A
December 31, 2008	1.50 to 1.00	N/A	N/A
March 31, 2009	1.50 to 1.00	5.00 to 1.00	4.50 to 1.00
June 30, 2009	1.75 to 1.00	4.75 to 1.00	4.25 to 1.00
September 30, 2009	2.00 to 1.00	4.50 to 1.00	4.00 to 1.00
December 31, 2009	2.50 to 1.00	4.00 to 1.00	3.50 to 1.00

Interest Rate Swap.  On January 31, 2008, we entered into an amortizing LIBOR interest rate swap to manage the variability of cash flows related to the interest payments for the variable-rate term loan. On August 6, 2008, we terminated the interest rate swap at no cost.

Letters of Credit

The 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement provide for the issuance of letters of credit. The Company obtains letters of credit and cancels them on a monthly basis depending upon its needs. At December 31, 2008, there were $245.7 million of irrevocable letters of credit outstanding, primarily issued to crude oil suppliers under the 2007 Revolving Credit Agreement. At December 31, 2008, there were no letters of credit outstanding under the 2008 L/C Credit Agreement. On February 27, 2009, the Company had $249.2 million in letters of credit outstanding under the 2007 Revolving Credit Agreement and no letters of credit outstanding under the 2008 L/C Credit Agreement.

Capital Spending

Capital expenditures totaled approximately $222.3 million for the year ended December 31, 2008, and included the low sulfur gasoline project, improvement projects in conjunction with the 2008 maintenance turnaround, the naphtha hydrotreater, the construction of a new laboratory, and the acid and sulfur gas facilities at our El Paso refinery; the low sulfur gasoline project, improvements to the laboratory and fire station, the ultraformer blowdown stack, and coker electrical infrastructure at our Yorktown refinery; and several other improvement and regulatory projects for our refining group. In addition, our total capital spending included several smaller projects for our retail group, our corporate group, and our wholesale group. Capital expenditures also included $9.9 million of capitalized interest for 2008.

Our capital expenditure budget for 2009 is $155.0 million, of which $146.5 million is for our refining segment, $4.4 million for our retail segment, $1.3 million for our wholesale segment, and $2.8 million for other general projects. The following table summarizes the spending allocation between sustaining maintenance, discretionary, and regulatory projects as follows:

2009
(In thousands)

Sustaining Maintenance	$36,879
Discretionary	17,320
Regulatory	94,161
Safety	6,610

Total	$154,970

Sustaining Maintenance.  Sustaining maintenance capital expenditures are those related to minor replacement of assets, refurbishing and replacement of components, and other recurring capital expenditures.

Discretionary Projects.  Discretionary project capital expenditures are those driven primarily by the economic returns that such projects can generate for us. Our discretionary projects include crude yield improvement projects and coker upgrade at our Yorktown refinery and information systems upgrades.

Regulatory Projects.  Regulatory projects are undertaken to comply with various regulatory requirements. Our low sulfur fuel projects are regulatory investments, driven primarily by our need to meet low sulfur fuel regulations. The estimated cost of complying with the low sulfur gasoline specifications is $332 million, of which approximately $298 million had been spent through December 31, 2008, with the rest expected to be incurred through 2009. No additional investment is required at our Yorktown or Four Corners refineries to comply with the ultra low sulfur diesel regulations. The estimated cost of complying with the next phase of the ultra low sulfur diesel regulations for the El Paso refinery is $8 million to produce low sulfur non-road diesel, which is budgeted to be spent in 2009 to meet the revised regulatory deadline of November 2009 associated with the loss of “small refiner” status at the El Paso refinery. The deadline for compliance with the final phase of the ultra low sulfur diesel regulations to reduce sulfur in locomotive and marine diesel is June 2012 and affects our El Paso refinery only. We are evaluating compliance options and have not estimated capital expenditures related to compliance with the final phase at our El Paso refinery.

All four of our refineries are required to meet the new Mobile Source Air Toxics, or MSAT II, regulations to reduce the benzene content of gasoline. Under the MSAT II regulations, benzene in the finished gasoline pool must be reduced to an annual average of 0.62 volume percent by 2011 with or without the purchase of credits. Beginning on July 1, 2012, each refinery must also average no more than 1.30 volume percent benzene without the use of credits. The estimated cost of complying with the MSAT II regulations will be $90 million to be spent between 2009 and 2011, of which $45 million will be spent at our El Paso refinery and $40 million will be spent at our Yorktown refinery. The remaining $5 million is budgeted to be spent in 2010 at our Four Corners refineries.

Based on the latest negotiations and information, we currently estimate the total capital expenditures that may be required pursuant to the EPA Initiative, would be approximately $120 million (excluding expenditures made by Giant prior to our acquisition). These capital expenditures would primarily be for installation of emission controls to reduce sulfur dioxide and nitrous oxides emissions from refinery units and combustion devices and would be expended from 2009 to 2013. As of December 31, 2008, we had spent $15.2 million on the flare gas recovery system on the south side of our El Paso refinery which was put into service in 2007, and $22.8 million in NOx emissions controls at our El Paso refinery, which became operational in 2008. As of February 27, 2009, based on current negotiations and information, our estimated expenditures for the remaining emission controls projects to be installed throughout our four refineries under the EPA Initiative are $78 million and will occur from 2009 through 2013 or beyond. See Item 1, “Business — Environmental Regulation.”

The estimated capital expenditures for the regulatory projects described above and for other regulatory requirements for the next three years are summarized in the table below:

	2009	2010	2011
	(In millions)

Low sulfur gasoline — El Paso	$34	$—	$—
EPA Initiative Projects	10	30	24
Low sulfur non-road diesel — El Paso	8	—	—
MSAT II gasoline	23	62	5
Various other regulatory projects	19	2	6

Total	$94	$94	$35

Contractual Obligations and Commercial Commitments

Information regarding our contractual obligations of the types described below as of December 31, 2008, is set forth in the following table:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)

Long-term debt obligations(1)	$133,995	$264,382	$314,347	$1,262,172	$1,974,896
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	13,775	22,925	15,524	37,001	89,225
Purchase obligations(3)	6,269	2,457	2,457	818	12,001
Environmental reserves(4)	7,008	10,694	2,084	16,543	36,329
Other obligations(5)(6)	36,914	57,007	40,591	250,118	384,630

Total obligations(7)	$197,961	$357,465	$375,003	$1,566,652	$2,497,081

(1)	Includes minimum principal payments and interest calculated using interest rates at December 31, 2008.

(2)	We are a party to a ten-year lease agreement for an administrative office building in Scottsdale, Arizona. During 2008, we entered into an agreement to sublease this property for $0.3 million annually from February 15, 2009 through October 31, 2013. The rental payments for this property have been included as part of our estimated rental payments in the table above.

(3)	Purchase obligations include agreements to buy crude oil and other raw materials. Amounts included in the table were calculated using the pricing at December 31, 2008, multiplied by the contract volumes. Amounts under our crude oil supply agreement with Statoil are not reflected herein. See Item 1, “Business — Refining Segment — Yorktown Refinery — Raw Material Supply.”

(4)	As of December 31, 2008, the unescalated, undiscounted environmental reserve related to these liabilities totaled approximately $41.2 million. The discounted amount shown in the table above was determined using an inflation factor of 2.7% and a discount rate of 7.1%.

(5)	Other commitments include agreements for sulfuric acid regeneration and sulfur gas processing, throughput and distribution, storage services, barges, and professional consulting. The minimum payment commitments are included in the table.

(6)	We are obligated to make future expenditures related to our pension and postretirement obligations. These payments are not fixed and cannot be reasonably determined beyond 2018. As a result, our obligations beyond 2018 related to these plans are not included in the table. Our pension and postretirement obligations are discussed in Note 16, Retirement Plans, in the Notes to Consolidated Financial Statements elsewhere in this annual report.

(7)	As of December 31, 2008, we had recorded a liability of $5.9 million for uncertain tax positions. This liability has been excluded from the table above as the timing and/or amount of cash payment is uncertain.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of December 31, 2008, we held approximately 8.0 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $56.39 per barrel. At December 31, 2008, aggregated LIFO costs exceeded the average cost of our crude oil, refined product and other feedstock and blendstock inventories by $25.6 million, net of a non-cash inventory write-down of $61.0 million to value our Yorktown inventories to net realizable market values. As of December 31, 2007, current cost exceeded the carrying value of aggregated LIFO costs by $256.1 million. We refer to this excess as our LIFO reserve.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all commodity futures contracts, price swaps, and options are recorded at fair value and any changes in fair value between periods are recorded in the other income (expense) section of our Consolidated Statements of Operations as gain (loss) from derivative activities.

We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts, price swaps, or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in gain (loss) from derivative activities at the end of each period. For the twelve months ended December 31, 2008, we had $11.4 million in net gains settled or accounted for using mark-to-market accounting. For the twelve months ended December 31, 2007, we had $9.9 million in net losses settled or accounted for using mark-to-market accounting. For the twelve months ended December 31, 2006, we had $8.6 million in gains settled or accounted for using mark-to-market accounting.

At December 31, 2008, we had open commodity derivative instruments consisting of finished product price swaps on a net 20,000 barrels to protect the value of certain gasoline blendstock inventories for the first quarter of 2009. We did not record an unrealized gain or loss on these open positions since the fair value equaled the trade price on these swaps at December 31, 2008. At December 31, 2007, we had open commodity derivative instruments consisting of price swaps on a net 350,000 barrels of crude oil and refined products, primarily to protect the value of certain crude oil inventories and to fix margins on refined product sales for the first and second quarter in 2008. These open instruments had total unrealized net losses at December 31, 2007, of approximately $5.2 million. At December 31, 2006, we had open commodity derivative instruments consisting of price swaps on 425,000 barrels of refined products, primarily to fix margins on first quarter 2007 refined product sales. These open instruments had total unrealized net gains of approximately $1.4 million.

During the twelve months ended December 31, 2008, we did not have any derivative instruments that were designated and accounted for as hedges.

Interest Rate Risk

As of December 31, 2008, $1,280.5 million of our outstanding debt was at floating interest rates of LIBOR plus 6.0% per annum, and $60.0 million at LIBOR plus 3.25%. An increase in the LIBOR of 1% would increase our interest expense by $13.4 million per year.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 65 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Western Refining, Inc.
El Paso, Texas

We have audited the internal control over financial reporting of Western Refining, Inc. as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission..

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Phoenix, AZ
March 13, 2009

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Western Refining, Inc.
El Paso, Texas

We have audited the accompanying consolidated balance sheet of Western Refining, Inc. and subsidiaries, as of December 31, 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2007 and 2006 were audited by other auditors whose report, dated February 29, 2008, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” in January 2007 and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” in December 2006.

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

In our opinion, the 2008 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Western Refining, Inc.

We have audited the accompanying consolidated balance sheet of Western Refining, Inc. and Subsidiaries, as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Refining, Inc. and Subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, in January 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” As discussed in Note 2 to the consolidated financial statements, in December 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

/s/  Ernst & Young LLP

Dallas, TX
February 29, 2008

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$79,817	$289,565
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $12,487 and $3,725, respectively	215,275	418,892
Inventories	425,536	598,672
Prepaid expenses	53,497	31,582
Other current assets	41,122	98,441

Total current assets	815,247	1,437,152
Property, plant, and equipment, net	1,851,048	1,726,227
Goodwill	299,552	299,552
Other assets, net	110,945	96,785

Total assets	$3,076,792	$3,559,716

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$321,701	$644,992
Accrued liabilities	121,961	107,755
Dividends payable	—	4,083
Current deferred income tax liability, net	44,064	45,960
Current portion of long-term debt	13,000	13,000

Total current liabilities	500,726	815,790

Long-term liabilities:
Long-term debt, less current portion	1,327,500	1,570,500
Deferred income tax liability, net	350,525	341,424
Postretirement and other liabilities	86,552	75,517

Total long-term liabilities	1,764,577	1,987,441

Commitments and contingencies (Notes 22 and 24)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 68,426,994 and 68,105,132 shares issued as of December 31, 2008 and 2007, respectively	684	679
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	373,118	366,071
Retained earnings	477,537	417,439
Accumulated other comprehensive loss, net of tax	(19,006)	(8,056)
Treasury stock, 646,903 and 566,235 shares, respectively, at cost	(20,844)	(19,648)

Total stockholders’ equity	811,489	756,485

Total liabilities and stockholders’ equity	$3,076,792	$3,559,716

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Net sales	$10,725,581	$7,305,032	$4,199,383
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	9,746,895	6,375,700	3,653,008
Direct operating expenses (exclusive of depreciation and amortization)	532,325	382,690	171,729
Selling, general and administrative expenses	115,913	77,350	37,043
Maintenance turnaround expense	28,936	15,947	22,196
Depreciation and amortization	113,611	64,193	13,624

Total operating costs and expenses	10,537,680	6,915,880	3,897,600

Operating income	187,901	389,152	301,783
Other income (expense):
Interest income	1,830	18,852	10,820
Interest expense and other financing costs	(102,202)	(53,843)	(2,167)
Amortization of loan fees	(4,789)	(1,912)	(500)
Write-off of unamortized loan fees	(10,890)	—	(1,961)
Loss on early extinguishment of debt	—	(774)	—
Gain (loss) from derivative activities	11,395	(9,923)	8,617
Other income (expense), net	1,176	(1,049)	561

Income before income taxes	84,421	340,503	317,153
Provision for income taxes	(20,224)	(101,892)	(112,373)

Net income	$64,197	$238,611	$204,780

Net earnings per share:
Basic	$0.95	$3.55	$3.13
Diluted	$0.95	$3.53	$3.11
Weighted average common shares outstanding:
Basic	67,715	67,180	65,387
Diluted	67,757	67,598	65,775

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
(In thousands, except share data)

						Accumulated
		Common Stock				Other
				Additional	Retained	Comprehensive
	Partners’	Shares	Par	Paid-In	Earnings	Loss, Net of	Treasury Stock
	Capital	Issued	Value	Capital	(Deficit)	Tax	Shares	Cost	Total

Balance at December 31, 2005	$177,944	100	$—	$2	$(33)	$—	—	$—	$177,913
Capital distributions paid to partners immediately prior to initial public offering	(147,734)	—	—	—	—	—	—	—	(147,734)
Change from partnership to corporate holding company	(30,210)	47,692,900	477	29,733	—	—	—	—	—
Public offering of common stock	—	18,750,000	187	297,047	—	—	—	—	297,234
Stock issuance costs	—	—	—	(1,678)	—	—	—	—	(1,678)
Stock-based compensation	—	—	—	14,239	—	—	—	—	14,239
Restricted stock vesting	—	664,725	5	(5)	—	—	—	—	—
Excess tax benefit from stock- based compensation	—	—	—	1,570	—	—	—	—	1,570
Cash dividend declared	—	—	—	—	(10,934)	—	—	—	(10,934)
Net income	—	—	—	—	204,780	—	—	—	204,780
Adjustment to initially apply SFAS No. 158, net of tax benefit of $4,848	—	—	—	—	—	(8,738)	—	—	(8,738)
Treasury stock, at cost	—	—	—	—	—	—	(211,169)	(5,051)	(5,051)

Balance at December 31, 2006	—	67,107,725	669	340,908	193,813	(8,738)	(211,169)	(5,051)	521,601
Stock-based compensation	—	—	—	16,753	—	—	—	—	16,753
Restricted stock vesting	—	997,407	10	(10)	—	—	—	—	—
Excess tax benefit from stock- based compensation	—	—	—	8,420	—	—	—	—	8,420
Cash dividend declared	—	—	—	—	(14,985)	—	—	—	(14,985)
Net income	—	—	—	—	238,611	—	—	—	238,611
Other comprehensive income, net of tax expense of $489	—	—	—	—	—	682	—	—	682
Treasury stock, at cost	—	—	—	—	—	—	(355,066)	(14,597)	(14,597)

Balance at December 31, 2007	—	68,105,132	679	366,071	417,439	(8,056)	(566,235)	(19,648)	756,485
Stock-based compensation	—	—	—	7,711	—	—	—	—	7,711
Restricted stock vesting	—	321,862	5	(5)	—	—	—	—	—
Tax deficiency from stock- based compensation	—	—	—	(659)	—	—	—	—	(659)
Cash dividend declared	—	—	—	—	(4,099)	—	—	—	(4,099)
Net income	—	—	—	—	64,197	—	—	—	64,197
Other comprehensive loss, net of tax benefit of $6,910	—	—	—	—	—	(10,950)	—	—	(10,950)
Treasury stock, at cost	—	—	—	—	—	—	(80,668)	(1,196)	(1,196)

Balance at December 31, 2008	$—	68,426,994	$684	$373,118	$477,537	$(19,006)	(646,903)	$(20,844)	$811,489

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$64,197	$238,611	$204,780
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	113,611	64,193	13,624
Amortization of loan fees	4,789	1,912	500
Write-off of unamortized loan fees	10,890	—	1,961
Loss on early extinguishment of debt	—	774	—
Stock-based compensation expense	7,711	16,753	14,239
Deferred income taxes	14,115	2,256	25,323
Excess tax benefit from stock-based compensation	—	(8,420)	(1,570)
Loss on the sale of assets	1,308	—	—
Changes in operating assets and liabilities:
Accounts receivable	203,617	3,164	(31,465)
Inventories	173,136	(183,307)	(14,383)
Prepaid expenses	(21,915)	(13,873)	103
Other assets	45,020	(62,417)	(3,584)
Deferred compensation payable	—	(447)	(27,950)
Accounts payable	(336,964)	98,284	51,386
Accrued liabilities	13,547	(28,029)	12,092
Postretirement and other non-current liabilities	(7,487)	(16,217)	(52)

Net cash provided by operating activities	285,575	113,237	245,004

Cash flows from investing activities:
Capital expenditures	(222,288)	(277,073)	(120,211)
Proceeds from the sale of assets	1,734	—	—
Payments is connection with the acquisition of Giant Industries, Inc., net of cash acquired	—	(1,056,955)	(29,344)

Net cash used in investing activities	(220,554)	(1,334,028)	(149,555)

Cash flows from financing activities:
Additions to term loan	—	1,400,000	—
Payments on term loan	(13,000)	(106,500)	(149,500)
Payments on senior subordinated notes	—	(299,499)	—
Revolving credit facility, net	(230,000)	290,000	—
Deferred financing costs	(22,391)	(17,000)	—
Dividends paid	(8,182)	(13,633)	(8,204)
Repurchases of common stock	(1,196)	(14,597)	(5,051)
Excess tax benefit from stock-based compensation	—	8,420	1,570
Proceeds from sale of common stock	—	—	295,556
Capital distributions paid to partners	—	—	(147,734)
Other	—	—	248

Net cash provided by (used in) financing activities	(274,769)	1,247,191	(13,115)

Net increase (decrease) in cash and cash equivalents	(209,748)	26,400	82,334
Cash and cash equivalents at beginning of year	289,565	263,165	180,831

Cash and cash equivalents at end of year	$79,817	$289,565	$263,165

Supplemental Disclosures of Cash Flow Information
Cash paid (refunded) for:
Income taxes	$(51,134)	$160,666	$86,406
Interest	96,499	59,625	2,242

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Net income	$64,197	$238,611	$204,780
Other comprehensive income (loss) items:
Defined benefit plans:
Net actuarial gain (loss), net of tax of $7,226 and $(134), respectively	(11,447)	187	—
Reclassification of actuarial losses to income, net of tax of $(316) and $(355), respectively	497	495	—

Other comprehensive income (loss), net of tax	(10,950)	682	—

Comprehensive income	$53,247	$239,293	$204,780

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and operates four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day (“bpd”). In addition to the Company’s 128,000 bpd refinery in El Paso, Texas, the Company also owns and operates a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona, Albuquerque and El Paso. As of December 31, 2008, the Company also owned and operated 155 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and finished product truck transports, and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah. The Company is considering various strategic initiatives and potential asset sales, including the sale of its Yorktown refinery and certain of its other assets, as well as public or private equity or debt financings. In light of current market conditions, the Company is not optimistic about the sale of its Yorktown refinery or these other assets in the near term.

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

Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. During 2008, the volatility in crude oil prices and refining margins also contributed to the variability of the Company’s results of operations for the four calendar quarters.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X. The accompanying consolidated financial statements reflect the operations of Giant and its subsidiaries beginning on June 1, 2007. The initial public offering and the resulting reorganization of entities under common control constituted a change in reporting entity in 2006. As such, these consolidated financial statements reflect the financial position, results of operations and cash flows as if Western Refining, Inc. and Western Refining LP were combined for all of 2006. All intercompany balances and transactions have been eliminated for all periods presented. Operating results for the year ended December 31, 2008, are not necessarily indicative of the results that may be expected for the future.

2.	Summary of Accounting Policies

Principles of Consolidation

Western Refining, Inc. was formed on September 16, 2005, as a holding company in connection with its proposed initial public offering. On May 31, 2007, the Company acquired 100% of Giant’s outstanding shares. The accompanying consolidated financial statements reflect the operations of Giant and its subsidiaries beginning on June 1, 2007. In connection with the Company’s initial public offering in January 2006, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of Western Refining LP and all of its refinery assets. The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows as if Western Refining, Inc. and Western Refining LP were combined for 2006. All intercompany balances and transactions have been eliminated for all periods presented.

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

The Company performed a purchase price allocation for the acquisition of Giant on May 31, 2007. The estimated fair values of the assets acquired and liabilities assumed were based on management’s evaluations of those assets and liabilities. Management obtained an independent appraisal to assist them in determining these values.

Cash Equivalents

Cash equivalents consist of investments in money market accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2008 and 2007, there were $73.7 million and $217.1 million, respectively, in cash equivalents included in the Company’s Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable are due from a diverse customer base including companies in the petroleum industry, railroads, airlines, and the federal government. Credit is extended based on an evaluation of the customer’s financial condition. In addition, a portion of the sales at the Company’s service stations are on credit terms generally through major credit card companies.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Prior to the Giant acquisition, the Company had not had any credit losses; therefore, it did not maintain an allowance for doubtful accounts. Additions, deductions and balances for allowance for doubtful accounts for the years ended December 31, 2008 and 2007, are presented below:

	2008	2007
	(In thousands)

Beginning balance	$3,725	$—
Additions:
Acquisition	—	948
Charged to costs and expense	9,340	3,070
Uncollectible receivables written off	(578)	(293)

Ending balance(1)	$12,487	$3,725

(1)	Includes allowance against a receivable recorded for reimbursement of environmental remediation costs paid by the Company of $10.0 million and $2.1 million, respectively. See Note 22, “Contingencies, Environmental Matters.”

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

Other Current Assets

Other current assets primarily consist of materials and chemicals inventories, income tax receivables, futures margin deposits and spare parts inventories.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. The Company capitalizes interest on expenditures for capital projects in process greater than one year and greater than $5 million until such projects are ready for their intended use. The Company capitalized interest of $9.9 million in 2008, $5.8 million in 2007 and less than $0.1 million in 2006.

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

Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the improvement’s estimated useful life.

Expenditures for routine maintenance and repair costs are expensed when incurred. Such expenses are reported in direct operating expenses in the Company’s Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost. The Company tests goodwill for impairment at the reporting unit level annually. In addition, goodwill of that reporting unit is tested for impairment if any events or circumstances arise during a quarter that indicate goodwill of a reporting unit might be impaired. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment. Within its refining segment, the Company has determined that it has three reporting units for purposes of assigning goodwill and testing for impairment. The Company’s retail and wholesale segments are considered reporting units for purposes of assigning goodwill and testing for impairment. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize goodwill for financial reporting purposes.

The Company applies SFAS No. 142 in determining the useful economic lives of intangible assets that are acquired. SFAS No. 142 requires the Company to amortize intangible assets, such as rights-of-way, licenses, and permits over their economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s economic useful life is determined to be indefinite, then that asset is not amortized. The Company considers factors such as the asset’s history, its plans for that asset, and the market for products associated with the asset when the intangible asset is acquired. The Company considers these same factors when reviewing the economic useful lives of its existing intangible assets as well. The Company reviews the economic useful lives of its intangible assets at least annually.

The risk of goodwill and other intangible asset impairment losses may increase to the extent the Company’s market capitalization, results of operations, or cash flows decline. Impairment losses may result in a material, non-cash write-down of goodwill or other intangible assets. Furthermore, impairment losses could have a material adverse effect on the Company’s results of operations and shareholders’ equity.

Other Assets

Other assets consist of loan origination fees, intangible assets, and other assets that are related to various refinery process units and are stated at cost. Amortization is provided on a straight-line basis over the term of the agreement, which approximates the effective interest method, or the life of the process units, whichever is shorter.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, the Company reports long-lived assets at the

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower of carrying amount or fair value less cost to sell. No impairments of long-lived assets were recorded by the Company in 2008, 2007 or 2006.

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

Cost Classifications

Refining cost of products sold includes cost of crude oil, other feedstocks, blendstocks, the costs of purchased finished products, transportation costs and distribution costs. Retail cost of products sold includes costs for motor fuels and for merchandise. Motor fuel cost of products sold represents net cost for purchased fuel. Net cost of purchased fuel excludes transportation and motor fuel taxes. Merchandise cost of products sold includes merchandise purchases, net of merchandise rebates and inventory shrinkage. Wholesale cost of products sold includes the cost of fuel and lubricants, transportation and distribution costs, and service parts and labor.

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

Deferred Compensation

As a result of the Giant acquisition, the Company assumed a deferred compensation plan that was terminated in December 2007. The participant obligations were paid out in January 2008. The total pay out of $2.0 million is included in Other Accrued Liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2007. The Company expensed $0.2 million in 2007 in connection with this plan.

In November and December 2005, Western Refining LP, its then limited partner, and Western Refining, Inc. amended the deferred compensation agreements executed in 2003 and 2004 between certain employees and its then limited partner. Pursuant to the amended agreements, the Company assumed the obligation of its then limited partner and the deferred compensation agreements were terminated in exchange for a cash payment of $28.0 million

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the participants in such plan plus the granting of restricted stock. The $28.0 million cash payment was made in January 2006 following the sale of Western Refining, Inc.’s common stock in connection with its initial public offering. The deferred compensation expense related to this payment was expensed during 2006 and 2005. In addition, approximately 1.8 million shares of restricted stock having a value of $30.1 million at the date of grant were granted in January 2006 to the prior deferred compensation participants. The value of such restricted shares was expensed over a two-year period, ending in the first quarter of 2008.

Stock-based Compensation

Concurrent with the Company’s initial public offering of common stock on January 24, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123R”) to account for stock awards granted under the Western Refining Long-Term Incentive Plan. Under SFAS No. 123R, the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award. The fair value of each share of restricted stock awarded was measured based on the market price at closing as of the measurement date and is amortized on a straight-line basis over the respective vesting periods.

As of December 31, 2008, there had been 2,578,254 shares of restricted stock awarded. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and dividend rights on these shares from the date of grant. See Note 18, “Stock-Based Compensation.”

Financial Instruments and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. Credit risk is minimized as a result of the credit quality of the Company’s customer base. No customer accounted for more than 10% of the Company’s consolidated net sales in 2008.

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term maturities. The fair value of the Company’s term loan based on estimated market prices was $704.3 million at December 31, 2008. The carrying amounts of the Company’s term loan approximated its fair values at December 31, 2007. Borrowings under the Company’s Term Loan Credit Agreement and the 2007 Revolving Credit Agreement can be either base rate loans or be based on an interest rate of LIBOR plus a percentage. See Note 14, “Long-Term Debt.”

The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refinery. The Company believes that these contracts qualify for the normal purchases and normal sales exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) because deliveries under the contracts will be in quantities expected to be used or sold over a reasonable period of time in the normal course of business. These transactions are reflected in cost of products sold in the period in which delivery of the crude oil takes place.

In addition, the Company maintains a refined products pricing strategy, which includes the use of forward and swap contracts, to minimize fluctuations in earnings caused by the volatility of refined products prices. The estimated fair values of forward and swap contracts are based on quoted market prices and generally have maturities of three months or less. These transactions historically have not qualified for hedge accounting in accordance with SFAS No. 133 and, accordingly, these instruments are marked to market at each period end and are included in other current assets or other current liabilities. Gains and losses related to these instruments are included in the statement of operations as gains (losses) from derivative activities.

The Company does not believe that there is a significant credit risk associated with the Company’s derivative instruments, which are transacted through counterparties meeting established collateral and credit criteria. Generally, the Company does not require collateral from counterparties.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Other Postretirement Obligations

Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, and assumed discount rates and demographic data.

In December 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment to FASB Statements No. 87, 88, 106 and 132R, (“SFAS No. 158”). In accordance with SFAS No. 158, the Company fully recognizes the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Under SFAS No. 158, a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost. See Note 16, “Retirement Plans.”

Asset Retirement Obligations

The Company complies with SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), which requires that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in the ARO due to the passage of time is recorded as an operating expense (accretion expense). FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”) clarifies the term “conditional” as used in SFAS No. 143 and provides more clarity regarding when an entity would have sufficient information to reasonably estimate the fair value of an ARO. See Note 10, “Asset Retirement Obligations.”

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

As a result of purchase accounting related to the Giant acquisition, the majority of the Company’s environmental obligations are recorded on a discounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range is used. Possible recoveries of some of these costs from other parties are not recognized in the consolidated financial statements until they become probable.

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

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a consequence of the initial public offering and change in corporate structure in January 2006, the Company recognizes deferred tax assets and liabilities to reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. During 2006, the Company recorded income tax expense of $8.3 million for the cumulative effect of recording its estimated initial net deferred tax liability.

As discussed in Note 15, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109 (“FIN 48”) effective January 1, 2007.

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

Recent Accounting Pronouncements

In September 2006, the FASB published SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 is intended to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2007, the FASB issued FASB Staff Position (“FSP”) FAS-1 and FSP FAS 157-2. FSP FAS 157-1 amends the scope of SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and other accounting standards that address fair value measurements of leases from the provisions of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3. FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted SFAS No. 157 for its financial assets and liabilities in the first quarter of 2008. The Company believes that FSP FAS 157-1, FSP FAS 157-2, and FSP FAS 157-3 will not have a significant impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. For the Company, SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company believes SFAS No. 141R will not have a significant impact on the Company’s financial position and results of operations.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 25, 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other guidance under GAAP. FSP FAS 142-3 is effective for the Company beginning January 1, 2009. The Company believes FSP FAS 142-3 will not have a material impact on its financial position and results of operations.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The statement addresses unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for the Company beginning January 1, 2009, and interim periods after that. The Company believes FSP EITF 03-6-1 will not have a significant impact on its determination of earnings per share.

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FSP FAS 132(R)-1”) to provide guidance on an employer’s objectives about plan assets of a defined benefit pension or other postretirement plan. The guidance establishes a range of additional disclosures designed to give more specific information about pension plans, consisting of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for the Company beginning January 1, 2010. The principal impact from this standard will be to require the Company to expand its disclosures regarding its defined benefit and postretirement plans.

3.	Acquisition of Giant Industries, Inc.

On May 31, 2007, Western acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash. The transaction was accounted for as the purchase of a business and was funded through a combination of cash on hand, proceeds from an escrow deposit, and a $1,125.0 million secured term loan.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values on the closing date of May 31, 2007. The estimated fair values were based on management’s evaluations of those assets and liabilities. Management obtained an independent appraisal to assist them in determining these values. The net assets acquired from Giant on May 31, 2007 were as follows (in thousands):

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

The unaudited pro forma results of operations for the year ended December 31, 2007, include charges totaling $28.9 million related to change of control and severance payments made to certain Giant employees and $33.4 million related to estimated remediation costs associated with the Yorktown refinery. See Note 22, “Contingencies” for more information on environmental matters.

4.	Segment Information

The Company is organized into three operating segments based on manufacturing and marketing criteria and the nature of their products and services, their production processes, and their types of customers. These segments

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are the refining group, the retail group and the wholesale group. See Note 23, “Concentration of Risk,” for a discussion on significant customers. A description of each segment and its principal products follows:

Refining Group.  The Company’s refining group operates four refineries: one in El Paso, Texas (the El Paso refinery); two in the Four Corners region of Northern New Mexico, one near Gallup and one in Bloomfield (the Four Corners refineries); and one near Yorktown, Virginia (the Yorktown refinery). The refining group also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, two stand-alone finished products distribution terminals and four asphalt distribution terminals. The four refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. The Company also acquires finished products through exchange agreements and from various third-party suppliers. The Company sells these products through its own service stations, its own wholesale group, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. The Company purchases crude oil, other feedstocks, and blending components from various suppliers.

The assets and results of operations of a fleet of trucks previously reported under the refining group were transferred to the wholesale group during the second quarter of 2008. In connection with this transfer, $17.6 million of goodwill was transferred from the refining group to the wholesale group. The Company believes these operations are more consistent with the functions of the wholesale group. The results of operations for this fleet of trucks for the year ended December 31, 2008, are reported in the results of the wholesale segment. Previous periods have not been restated for this change in segment operations. The results of operations and related assets were not material to the refining group nor were they material to the wholesale group.

Retail Group.  The Company’s retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s refining and/or wholesale groups supply the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and beverage and food products from various suppliers. At December 31, 2008, the Company’s retail group operated 155 service stations with convenience stores or kiosks located in Arizona, New Mexico and Colorado.

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

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures regarding the Company’s reportable segments with a reconciliation to consolidated totals for the twelve months ended December 31, 2008, 2007 and 2006, are presented below. Prior to May 31, 2007, the Company operated as one business segment and all sales were derived from external customers. Financial information for 2007 includes the operations of Giant for the seven months ended December 31, 2007, only.

	For the Year Ended December 31, 2008
	Refining Group	Retail Group	Wholesale Group	Other	Consolidated
	(In thousands)

Net sales to external customers	$7,988,657	$793,466	$1,943,458	$—	$10,725,581
Intersegment revenues(1)	2,466,945	44,731	336,083	—	—
Depreciation and amortization	95,713	8,479	5,551	3,868	113,611
Operating income (loss)	209,688	14,122	22,095	(58,004)	187,901
Other income (expense), net					(103,480)

Income before income taxes					$84,421

Capital expenditures	201,931	7,865	5,702	6,790	222,288
Total assets, excluding goodwill, at December 31, 2008	$2,354,105	$165,950	$142,879	$114,306	$2,777,240
Goodwill	230,712	27,610	41,230	—	299,552

Total assets at December 31, 2008	$2,584,817	$193,560	$184,109	$114,306	$3,076,792

(1)	Intersegment revenues of $2,847.8 million have been eliminated in consolidation in 2008.

	For the Year Ended December 31, 2007
	Refining Group	Retail Group	Wholesale Group	Other	Consolidated
	(In thousands)

Net sales to external customers	$5,998,420	$433,276	$873,324	$12	$7,305,032
Intersegment revenues(1)	1,093,993	23,055	118,583	—	—
Depreciation and amortization	56,537	4,387	2,477	792	64,193
Operating income (loss)	418,122	10,529	9,585	(49,084)	389,152
Other income (expense), net					(48,649)

Income before income taxes					$340,503

Capital expenditures	263,399	5,501	4,856	3,317	277,073
Total assets, excluding goodwill, at December 31, 2007	$2,559,288	$172,120	$182,271	$346,485	$3,260,164
Goodwill	248,343	27,610	23,599	—	299,552

Total assets at December 31, 2007	$2,807,631	$199,730	$205,870	$346,485	$3,559,716

(1)	Intersegment revenues of $1,235.6 million have been eliminated in consolidation in 2007.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2006
	Refining Group	Retail Group	Wholesale Group	Other	Consolidated
	(In thousands)

Net sales to external customers	$4,199,383	$—	$—	$—	$4,199,383
Intersegment revenues	—	—	—	—	—
Depreciation and amortization	13,624	—	—	—	13,624
Operating income (loss)	328,646	—	—	(26,863)	301,783
Other income (expense), net					15,370

Income before income taxes					$317,153

Capital expenditures	120,211	—	—	—	120,211
Total assets at December 31, 2006	$617,521	$—	$—	$291,002	$908,523

5.	Fair Value Measurement

The Company adopted SFAS No. 157 on January 1, 2008, which requires enhanced disclosures about assets and liabilities measured at fair value. The adoption of SFAS No. 157 was limited to financial assets and liabilities.

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

As of December 31, 2008, the Company had open commodity instruments consisting of finished products price swaps on 20,000 barrels to protect the value of certain gasoline blendstock inventories. The fair value equaled the trade price on these swaps at December 31, 2008, based on level 2 inputs. As of December 31, 2008, the fair value of the $73.7 million held in money market accounts approximated their carrying value based on Level 1 inputs. For cash, trade receivables, inventory and accounts payable, the carrying amounts approximate fair value.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

Inventories were as follows:

	December 31,
	2008	2007
	(In thousands)

Refined products(1)	$171,394	$308,603
Crude oil and other raw materials	286,809	262,809
Lubricants	17,081	15,750
Convenience store merchandise	11,257	11,510

	486,541	598,672
Lower of cost or market non-cash adjustment	(61,005)	—

Inventories	$425,536	$598,672

(1)	Includes $8.3 million and $24.0 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at December 31, 2008 and 2007, respectively.

The Company values its crude oil, other raw materials and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by the Company’s retail and wholesale groups, refined products inventories are valued under the LIFO valuation method. Lubricants are valued under the FIFO valuation method and convenience store merchandise is valued under the retail inventory method.

As of December 31, 2008 and December 31, 2007, refined products valued under the LIFO method and crude oil and other raw materials totaled 7,978 barrels and 8,755 barrels, respectively. Aggregated LIFO costs exceeded the average cost of the Company’s crude oil, refined product and other feedstock and blendstock inventories by $25.6 million, net of the LCM inventory write-down of $61.0 million, due to the average cost of inventory being lower than market value at December 31, 2008. Aggregated LIFO costs were lower than the current cost of inventories by $256.1 million at December 31, 2007.

In the fourth quarter of 2008, the Company recorded an inventory write-down of $61.0 million to value its Yorktown inventories to net realizable market values. The effect of this adjustment decreased operating income by $61.0 million, net income by $46.4 million and earnings per diluted share by $0.68 for the year ended December 31, 2008. During 2008, a reduction in inventory quantities resulted in liquidation of applicable LIFO inventory layers. The effect of these liquidations decreased operating income by $66.9 million, net income by $50.9 million and earnings per diluted share by $0.75 for the year ended December 31, 2008. Average LIFO cost per barrel of the Company’s refined products and crude oil and other raw materials inventories as of December 31, 2008 and 2007, is shown below:

	December 31,
	2008			2007
			Average			Average
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
	(In thousands, except cost per barrel)

Refined products	2,609	$163,092	$62.51	3,907	$284,621	$72.85
Crude oil and other	5,369	286,809	53.42	4,848	262,809	54.21

	7,978	$449,901	56.39	8,755	$547,430	62.53

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Prepaid Expenses

Prepaid expenses consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Prepaid crude oil and other raw materials inventories	$27,074	$6,428
Prepaid insurance and other	26,423	25,154

Prepaid expenses	$53,497	$31,582

8.	Other Current Assets

Other current assets were as follows:

	December 31,
	2008	2007
	(In thousands)

Materials and chemicals inventories	$31,671	$22,636
Income tax receivable	7,021	64,187
Spare parts inventories	946	859
Derivative activities receivable	610	10,429
Other	874	330

Other current assets	$41,122	$98,441

9.	Property, Plant, and Equipment

Property, plant, and equipment were as follows:

	December 31,
	2008	2007
	(In thousands)

Refinery facilities and related equipment	$1,530,424	$1,245,323
Pipelines, terminals and transportation equipment	93,130	98,945
Retail and wholesale facilities and related equipment	179,376	151,202
Other	20,304	8,525
Construction in progress	223,467	306,228

	2,046,701	1,810,223
Accumulated depreciation	(195,653)	(83,996)

Property, plant, and equipment, net	$1,851,048	$1,726,227

In 2005, Giant purchased an inactive pipeline running from Southeast New Mexico to Northwest New Mexico. The pipeline has been reversed and upgraded to transport crude oil from Southeast New Mexico to the Four Corners region. Crude oil began pumping into this pipeline in July 2007 and reached the Four Corners refineries in August 2007. This pipeline, combined with rail deliveries, is capable of providing enough feedstock for the two Four Corners refineries to run at increased capacity rates. Based on seasonally lower product demand in the Four Corners area in the winter months and to manage its working capital, the Company has removed the crude oil from this pipeline. The Company will continue to evaluate future demand and alternative sources of crude oil to determine when this pipeline will be returned to service.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company capitalized interest of $9.9 million in 2008, $5.8 million in 2007, and less than $0.1 million in 2006. Interest and other financing costs (before capitalization) were $112.1 million, $59.6 million, and $0.7 million for 2008, 2007 and 2006, respectively. Depreciation expense was $105.3 million, $58.1 million, and $13.6 million for 2008, 2007 and 2006, respectively.

10.	Asset Retirement Obligations

The Company determines the estimated fair value of its asset retirement obligations (“ARO”) based on the estimated current cost escalated to an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until the Company settles the liability. The legally restricted assets that are set aside for purposes of settling ARO liabilities were $0.4 million as of December 31, 2008, and are included in “Other Assets” in the Company’s consolidated balance sheet. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

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

Other.  The Company identified certain refinery piping and heaters as a conditional ARO since it has the legal obligation to properly remove or dispose of materials that contain asbestos that surround certain refinery piping and heaters. During 2008, the Company recorded an ARO related to an overhead bridge that provides piping and conduit interconnection at the El Paso refinery. The Company is legally obligated to dismantle the bridge at the end of its useful life.

The following table reconciles the beginning and ending aggregate carrying amount of the Company’s AROs for the years ended December 31, 2008 and 2007:

	2008	2007
	(In thousands)

Liability at beginning of period	$4,021	$—
Liabilities assumed in acquisition	—	3,880
Liabilities incurred	662	66
Liabilities settled	(6)	(100)
Accretion expense	314	175

Liability at end of period	$4,991	$4,021

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Goodwill and Other Intangible Assets

The Company had goodwill of $299.6 million at December 31, 2008 and 2007. Goodwill is not deductible for income tax purposes. The Company’s policy is to test goodwill for impairment annually or more frequently if indications of impairment exist. The Company’s impairment testing of its goodwill is based on the estimated fair value of its reporting units, which is determined based on consideration given to discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. In addition, various market-based methods including market capitalization, EBITDA multiples, and refining complexity barrels are considered. The estimates and assumptions used in determining fair value of each reporting unit require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The market capitalization model is sensitive to changes in the Company’s traded stock price. The EBITDA and complexity barrel models are sensitive to changes in recent historical results of operations within the refining industry. The Company compares and contrasts the results of the various valuation models to determine if impairment exists at the end of a reporting period. While management determined that the Company’s goodwill was not impaired at December 31, 2008, declines in the Company’s market capitalization could be an early indication that goodwill may become impaired in the future.

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

A summary of intangible assets that are included in “Other Assets” in the Consolidated Balance Sheets is presented in the table below:

	December 31, 2008			December 31, 2007			Weighted
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Value	Amortization	Value	Value	Amortization	Value	Period (Years)
	(In thousands)

Amortizable assets:
Licenses and permits	$42,229	$(3,500)	$38,729	$40,109	$(2,269)	$37,840	12.4
Paid-up technology	9,600	(3,063)	6,537	9,600	(437)	9,163	13.0
Customer relationships	6,300	(465)	5,835	3,300	(124)	3,176	15.0
Right-of-ways	4,201	(683)	3,518	803	(29)	774	19.0
Other	915	(156)	759	915	(46)	869	11.7

	63,245	(7,867)	55,378	54,727	(2,905)	51,822

Unamortizable assets:
Trademarks	5,300	—	5,300	5,300	—	5,300
Liquor licenses	15,700	—	15,700	14,872	—	14,872

	$84,245	$(7,867)	$76,378	$74,899	$(2,905)	$71,994

Intangible asset amortization expense for 2008 and 2007 was $4.8 million and $2.6 million, respectively, based upon estimates of useful lives ranging from 6 to 20 years. Intangible asset amortization for 2006 was not significant. Estimated amortization expense for the next five fiscal years is $4.9 million yearly.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Other Assets, Net of Amortization

Other assets, net of amortization, consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Intangible assets, other than goodwill	$76,378	$71,994
Unamortized loan fees	23,602	16,889
Other	10,965	7,902

Other assets, net of amortization	$110,945	$96,785

13.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Payroll and related costs	$39,111	$30,860
Excise Taxes	36,050	38,122
Property Taxes	15,354	14,157
Interest	12,661	62
Environmental Reserve	9,569	12,582
Other	9,216	11,972

Total	$121,961	$107,755

14.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Term Loan	$1,280,500	$1,293,500
2007 Revolving Credit Agreement	60,000	290,000

Total long-term debt	1,340,500	1,583,500
Current portion of long-term debt	(13,000)	(13,000)

Long-term debt, net of current portion	$1,327,500	$1,570,500

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

The Term Loan Agreement provides for principal payments of 0.25% of the original principal amount of the loan on a quarterly basis ($13.0 million annually for the next six years with the remaining balance due on the

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity date). The Company made principal payments on the Term Loan of $13.0 million and $106.5 million in 2008 and 2007, respectively. In addition, the Term Loan Agreement also contains certain mandatory prepayment provisions for excess cash flow and upon the issuances of certain debt.

Following the amendments of the Term Loan Agreement, interest rates for borrowings under the Term Loan Agreement (depending on the type of borrowing) are equal to LIBOR plus 4.50%, subject to an interest rate floor of 3.25% per annum, in the case of Eurodollar rate borrowings, and the base rate plus 3.50% per annum, in the case of base rate borrowings. Further, effective October 1, 2008, interest rates for the Term Loan Agreement were adjusted in inverse relation to amounts prepaid under the Term Loan Agreement ranging from LIBOR plus 6.0% per annum (for Eurodollar rate borrowings) and base rate plus 5.0% per annum (for base rate borrowings), if prepayments are less than $250 million, to LIBOR plus 4.0% per annum (for Eurodollar borrowings) and base rate plus 3.50% (for base rate borrowings), if prepayments equal or exceed $750 million. The average interest rate under the Term Loan Agreement for the years ended December 31, 2008 and 2007 was 6.83% and 6.95%, respectively. Effective October 1, 2008 and through December 31, 2008, the interest rate under the Term Loan Agreement was 9.25%.

In connection with the amendment to the Term Loan Agreement, the Company paid an amendment fee equal to the sum of: (a) 0.50% of the term loans held by lenders executing the amendment on June 30, 2008, and paid an additional amendment fee equal to (b) 0.50% of the term loan balance on September 30, 2008. The Company paid $15.1 million in amendment and other financing fees in 2008.

In connection with the amendment to the Term Loan Agreement, the Company recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred in May 31, 2007.

2007 Revolving Credit Agreement.  On May 31, 2007, the Company also entered into a Revolving Credit Agreement with a group of banks, which was later amended on June 30, 2008 (as so amended, the “2007 Revolving Credit Agreement”). The 2007 Revolving Credit Agreement matures on May 31, 2012. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of the Company and its subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. Availability under the 2007 Revolving Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. On February 19, 2008, the Company exercised its option to increase the borrowing capacity under the 2007 Revolving Credit Agreement from $500 million to $800 million. As of December 31, 2008, the gross availability under the 2007 Revolving Credit Agreement was $429.8 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. As of December 31, 2008, the Company had net availability under the 2007 Revolving Credit Agreement and the 2008 Letter of Credit (“L/C”) Credit Agreement of $124.1 million due to $245.7 million in letters of credit outstanding and $60.0 million in direct borrowings.

Following the amendment of the 2007 Revolving Credit Agreement, per annum interest rates for Eurodollar rate borrowings under the 2007 Revolving Credit Agreement range from LIBOR plus 2.25% to LIBOR plus 3.25%, subject to adjustment based upon the Company’s consolidated leverage ratio. Letter of credit fees per annum under the 2007 Revolving Credit Agreement range from 2.25% to 3.25%, subject in each case to adjustment based upon the Company’s consolidated leverage ratio. The quarterly commitment fees for the 2007 Revolving Credit Agreement are equal to a flat fee of 0.50% per annum. The average interest rate under the Revolving Credit Agreement for the years ended December 31, 2008 and 2007 were 6.58% and 6.98%, respectively. At December 31, 2008, the interest rate under the Revolving Credit Agreement was 5.50%.

In connection with the amendment to the 2007 Revolving Credit Agreement, the Company paid an amendment fee of 0.50% of the commitments of each lender that executed the Amendment. The Company paid $4.5 million in amendment and other financing fees in 2008.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 L/C Credit Agreement.  The 2008 L/C Credit Agreement provides for a letter of credit facility not to exceed $80 million, subject to a borrowing base availability based upon eligible receivables and inventory, and matures on June 30, 2009. In addition, the Company may request an increase in availability under the 2008 L/C Credit Agreement up to an aggregate limit of $200 million. The 2008 L/C Credit Agreement is secured by certain cash, accounts receivable and inventory, and is permitted to be used for general corporate purposes. The 2008 L/C Credit Agreement provides for a quarterly commitment fee of 0.50% per annum and letter of credit fees ranging from 2.25% to 3.50% per annum payable quarterly, subject to adjustment based upon the Company’s consolidated leverage ratio. Drawn amounts under letters of credit under the 2008 L/C Credit Agreement accrue interest at the base rate plus 3.50% per annum. Letters of credit can only be issued under the 2008 L/C Credit Agreement if the net availability under the 2007 Revolving Credit Agreement is less than or equal to $120 million, subject to limited exceptions. In addition, availability under the 2008 L/C Credit Agreement is subject to the accuracy of representations and warranties and absence of a default. At December 31, 2008, there were no letters of credit outstanding under the 2008 L/C Credit Agreement.

Guarantees.  The Term Loan Agreement, the 2007 Revolving Credit Agreement, and the 2008 L/C Credit Agreement (together, the “Agreements”) are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.

Certain Covenants in Agreements.  The Agreements contain certain covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage, maximum leverage and minimum EBITDA. Pursuant to the Agreements, the Company has also agreed to not pay cash dividends on its common stock through 2009. The Company was in compliance with all applicable covenants set forth in the Agreements at December 31, 2008. The following table sets forth the financial covenants on minimum interest coverage (as defined therein), maximum consolidated leverage (as defined therein), and maximum consolidated senior leverage (as defined therein) by quarter:

	Minimum		Maximum
	Consolidated	Maximum	Consolidated
	Interest	Consolidated	Senior
Fiscal Quarter Ending	Coverage Ratio	Leverage Ratio	Leverage Ratio

June 30, 2008	N/A	N/A	N/A
September 30, 2008	1.50 to 1.00	N/A	N/A
December 31, 2008	1.50 to 1.00	N/A	N/A
March 31, 2009	1.50 to 1.00	5.00 to 1.00	4.50 to 1.00
June 30, 2009	1.75 to 1.00	4.75 to 1.00	4.25 to 1.00
September 30, 2009	2.00 to 1.00	4.50 to 1.00	4.00 to 1.00
December 31, 2009	2.50 to 1.00	4.00 to 1.00	3.50 to 1.00

Interest Rate Swap.  On January 31, 2008, the Company entered into an amortizing LIBOR interest rate swap to manage the variability of cash flows related to the interest payments for the variable-rate term loan. On August 6, 2008, the Company terminated the interest rate swap at no cost.

Letters of Credit

The 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement provide for the issuance of letters of credit. The Company obtains letters of credit and cancels them on a monthly basis depending upon its needs. At December 31, 2008, there were $245.7 million of irrevocable letters of credit outstanding, primarily issued to crude oil suppliers under the 2007 Revolving Credit Agreement. At December 31, 2008, there were no letters of credit outstanding under the 2008 L/C Credit Facility.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

The following is an analysis of the Company’s consolidated income tax expense for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
	(In thousands)

Current:
Federal	$4,744	$91,373	$84,113
State	1,365	8,263	2,937

Total current	6,109	99,636	87,050

Deferred:
Federal	16,627	1,181	16,174
State	(2,512)	1,075	830
Net deferred tax liability recognized upon change to taxable entity	—	—	8,319

Total deferred	14,115	2,256	25,323

Provision for income taxes	$20,224	$101,892	$112,373

The Company received $51.1 million in income tax refunds in 2008 and paid $160.7 million and $86.4 million in income taxes for 2007 and 2006, respectively. The following is a reconciliation of total income tax expense to income taxes computed by applying the statutory federal income tax rate (35%) to income before income tax expense for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
	(In thousands)

Tax computed at the federal statutory rate	$29,547	$119,176	$111,004
State income taxes, net of federal tax benefit	(476)	5,613	2,438
Deferred taxes recognized upon change to a taxable entity	—	—	8,319
Federal tax credit for production of ultra low sulfur diesel	(6,787)	(16,657)	(7,287)
Manufacturing activities deduction	—	(5,993)	(2,844)
Adjustment for period not taxed as an entity	—	—	795
Other, net	(2,060)	(247)	(52)

Total income tax expense	$20,224	$101,892	$112,373

The effective tax rate for 2008 was 24.0% as compared to the Federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel.

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

The Company adopted FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. As of January 1, 2007, the Company did not believe it had any tax positions that met the criterion for unrecognized tax benefits. As a result, no amounts were recognized in the liability for unrecognized tax benefits. The Company did not adjust the opening balance of retained earnings as of January 1, 2007. As a result of the Giant acquisition on May 31, 2007, the Company recorded a liability of $5.2 million for unrecognized tax benefits, of which $0.5 million would affect the Company’s effective tax rate if recognized. As of December 31, 2007 the Company had accrued $0.4 million in its consolidated balance sheet for interest and penalties.

As of December 31, 2008, the Company had a liability of $5.9 million for unrecognized tax benefits, of which $0.5 million would affect the Company’s effective tax rate if recognized. As of December 31, 2008, the Company had accrued $0.4 million in its consolidated balance sheet for interest and penalties. As the Company reasonably expects the IRS to conclude its examination of the Company’s 2005 and 2006 federal income tax returns during the next twelve months, it is reasonably possible that $5.4 million of the Company’s unrecognized tax benefits related to the deductibility of certain recurring expenses, will either be realized or reversed.

The following is a reconciliation of unrecognized tax benefits for December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Unrecognized tax benefits at the beginning of year	$5,165	$—
Increase in unrecognized tax benefits from acquisition	—	5,165
Increases (decreases) related to current year tax positions	—	—
Increases (decreases) related to prior year tax positions	3,930	—
Decreases related to settlements with taxing authorities	—	—
Decreases resulting from the expiration of the statute of limitations	(3,197)	—

Unrecognized tax benefits at end of year	$5,898	$5,165

The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. The Company recognized zero amount and $0.1 million for the years ended December 31, 2008 and 2007, respectively, in its consolidated statement of operations for interest and penalties related to uncertain tax positions. The tax years 2004-2008 remain open to examination by the major tax jurisdictions (primarily U.S. Federal, Texas, Virginia, Maryland, New Mexico, Arizona, and California) to which the Company is subject.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	As of December 31,
	2008			2007
	Assets	Liabilities	Net	Assets	Liabilities	Net
	(In thousands)

Current deferred taxes
Inventories	$—	$(47,330)	$(47,330)	$—	$(46,233)	$(46,233)
Stock-based compensation	1,332	—	1,332	946	—	946
Other current, net	1,934	—	1,934	—	(673)	(673)

Current deferred taxes	$3,266	$(47,330)	$(44,064)	$946	$(46,906)	$(45,960)

Noncurrent deferred taxes
Property, plant, and equipment	$—	$(417,778)	$(417,778)	$—	$(357,181)	$(357,181)
Intangible assets	—	(26,713)	(26,713)	—	(13,876)	(13,876)
Pension obligations	14,237	—	14,237	8,143	—	8,143
Postretirement obligations	3,326	—	3,326	2,933	—	2,933
Environmental and retirement obligations	9,807	—	9,807	14,864	—	14,864
Other noncurrent, net	—	(4,075)	(4,075)	3,693	—	3,693
Net operating loss and tax credit carryforwards	70,671	—	70,671	—	—	—

Noncurrent deferred taxes	98,041	(448,566)	(350,525)	29,633	(371,057)	(341,424)

Total deferred taxes	$101,307	$(495,896)	$(394,589)	$30,579	$(417,963)	$(387,384)

At December 31, 2008, the Company had the following credits and net operating loss (“NOL”) carryforwards:

Type of Credit	Gross Amount	Tax Effected Amount	Expiration
	(In thousands)	(In thousands)

Alternative Minimum Tax credit		$(5,536)	No Expiration
General Business Credit carryforwards		(17,514)	2026-2028
Federal NOL carryforwards	$(110,575)	(38,701)	2028
State NOL carryforwards:
Arizona and New Mexico	(110,575)	(2,297)	2013
Virginia and Maryland	(14,401)	(550)	2023
Virginia and Maryland	(636)	(24)	2024
Virginia and Maryland	(34,729)	(1,326)	2026
Virginia and Maryland	(59,277)	(2,263)	2027
Virginia and Maryland	(64,444)	(2,460)	2028

Total state NOL carryforwards	(284,062)	(8,920)

Total Credits and NOLs	$(394,637)	$(70,671)

In accordance with SFAS No. 109, Accounting for Income Taxes, deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets can be affected by, among other things, future company performance and market conditions. In making the determination of whether or not a valuation allowance was required, the Company

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered all available positive and negative evidence and made certain assumptions. The Company considered the overall business environment, historical earnings, and the outlook for future years. The Company performed this analysis as of December 31, 2008, and determined that there was sufficient positive evidence to conclude that it is more likely than not that its net deferred tax assets will be realized. The Company will assess the need for a deferred tax asset valuation allowance on an ongoing basis.

16.	Retirement Plans

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

Pensions

The following tables set forth significant information about the Company’s pension plans for certain El Paso and Yorktown refinery employees, the reconciliation of the benefit obligation, plan assets, funded status and significant assumptions and are based upon an annual measurement date of December 31:

	As of December 31,
	2008	2007
	(In thousands)

Benefit obligation at beginning of the year	$52,446	$29,485
Acquisition	—	19,430
Service cost	4,030	3,295
Interest cost	3,283	2,409
Actuarial (gain)/loss	7,552	(171)
Benefits paid	(1,189)	(416)
Plan amendments	—	(1,586)

Benefit obligation at end of year	$66,122	$52,446

Fair value of plan assets at beginning of year	$21,561	$5,541
Acquisition	—	8,835
Company contribution	13,333	7,200
Actual return on plan assets	(8,885)	401
Benefits paid	(1,189)	(416)

Fair value of plan assets at end of year	$24,820	$21,561

Funded status	$(41,302)	$(30,885)

Amount recognized in the Balance Sheet:
Noncurrent liabilities	$(41,302)	$(30,885)

Pre-tax unrecognized net loss included in Accumulated Other Comprehensive Income	$30,150	$12,544

Accumulated benefit obligation	$41,582	$29,644

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net periodic benefit cost includes:
Service cost	$4,030	$3,295	$1,597
Interest cost	3,283	2,409	1,122
Expected return on assets	(1,984)	(1,035)	(298)
Recognized net actuarial loss	814	788	200
Recognized curtailment (gain) / loss	—	(869)	—

Net periodic benefit cost	$6,143	$4,588	$2,621

	Year Ended December 31,
	2008	2007	2006

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.78%	6.26%	5.93%
Rate of compensation increase	3.50%	3.31%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.30%	5.93%	5.93%
Expected long-term return on assets	7.15%	7.45%	6.50%
Rate of compensation increase	3.39%	3.23%	3.00%

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

The primary investment strategy is the security and long-term stability of plan assets, combined with moderate growth that corresponds to participants’ anticipated retirement dates. Investments should also provide for sufficient liquid assets to allow the plan to make distributions on short notice to participants who have died or become disabled and are entitled to benefits. The Company’s investment policy is reviewed from time to time to ensure consistency with its objectives. Pension plan assets at December 31, 2008, were held in directly or through various funds that invest in equity securities (63.6%), debt securities (35.2%) and other (1.2%). Equity securities held in the plans’ assets portfolio do not include any of the Company’s common stock. In 2008, the Company contributed $10.6 million for the pension plan covering certain El Paso refinery employees and $2.7 million to its pension plan for the Yorktown refinery. In 2009, the Company expects to contribute $1.6 million to its pension plan for the El Paso refinery and expects to make no cash contributions to its pension plan for the Yorktown refinery.

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

The Company expects to recognize in other comprehensive income approximately $1.7 million of net periodic benefit cost related to the amortization of actuarial loss during 2009.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments, which reflect future service, are expected to be paid in the year indicated:

Pension
Benefits
(In thousands)

2009	$2,389
2010	2,573
2011	2,848
2012	3,334
2013	3,629
2014-2018	22,506

Postretirement Obligations

The following tables set forth significant information about the Company’s retiree medical plans for certain El Paso and Yorktown employees. Unlike the pension plans, the Company is not required to fund the retiree medical plans on an annual basis. Based on an annual measurement date of December 31, and a discount rate of 5.75% to determine the benefit obligation, the components of the postretirement obligation at December 31, 2008 and 2007 are:

	As of December 31,
	2008	2007
	(In thousands)

Benefit obligation at beginning of the year	$7,306	$1,585
Acquisition	—	5,458
Service cost	416	228
Interest cost	456	305
Actuarial (gain) loss	252	(257)
Benefits paid	(34)	(13)

Benefit obligation at end of year	$8,396	$7,306

Funded status	$(8,396)	$(7,306)

Amount recognized in the Balance Sheet:
Current liabilities	$(80)	$(49)
Noncurrent liabilities	(8,316)	(7,257)

Net amount recognized	$(8,396)	$(7,306)

Amounts recognized in Accumulated Other Comprehensive Income:
Unrecognized net (gain) / loss	$(49)	$(129)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net periodic benefit cost includes:
Service cost	$416	$228	$55
Interest cost	456	305	87
Amortization of net (gain)/loss	(1)	(128)	74

Net periodic benefit cost	$871	$405	$216

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average discount rate used to determine net periodic benefit costs was 6.55%, 6.41% and 6.00% for 2008, 2007 and 2006, respectively. The following benefits payments are expected to be paid in the year indicated:

Postretirement
Benefits
(In thousands)

2009	$84
2010	128
2011	180
2012	238
2013	312
2014-2018	2,825

The health care cost trend rate for the plan covering El Paso employees for 2009 and future years is 4%. The health care cost trend rate for the plan covering Yorktown employees for 2009 is 8.5% trending to 4.5% in 2013. A 1%-point change in the combined assumed health care cost trend rate will have the following effect:

	1%-point
	Increase	Decrease
	(In thousands)

Effect on total service cost and interest cost	$42	$(60)
Effect on accumulated benefit obligation	303	(519)

Defined Contribution Plans and Deferred Compensation Plan

The Company sponsors a 401(k) defined contribution plan that covers substantially all employees that are now part of the historic Western operations, including those at the El Paso Refinery (the “Western 401(k)”). Under this plan, participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. If the participant contributes a minimum of 2% of eligible compensation, the Company will provide a match of 8% of the participant’s eligible compensation, provided they have a minimum of one year of service with the Company. The Company expensed $9.1 million, $6.7 million, and $3.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, in connection with this plan.

The Company also sponsors the Giant Industries, Inc. and Affiliated Companies 401(k) Plan (the “Giant 401(k)”). The Giant 401(k) is available to the employees of Giant and all of its subsidiaries. Under this plan, participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. The Company matches the Giant employee’s contributions to the Giant 401(k) plan subject to certain limitations and a per participant maximum contribution. For each 1% of eligible compensation contributed by the participant, the Company will match 2% up to a maximum of 8% of eligible compensation, provided that the participant has a minimum of one year of service with the Company.

The Company merged the Western 401(k) and the Giant 401(k) plans effective January 1, 2009. Under the merged plan, participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. The Company will match participant contributions to the merged plan subject to certain limitations and a per participant maximum contribution. For each 1% of eligible compensation contributed by the participant, the Company will match 2% up to a maximum of 8% of eligible compensation, provided the participant has a minimum of one year of service with the Company.

As a result of the Giant acquisition, the Company assumed a deferred compensation plan that was later terminated in December 2007. The participant obligations of $2.0 million were paid out in January 2008. For the period June 1, 2007 to December 31, 2007, the Company expensed $0.2 million in 2007 in connection with this plan.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Crude Oil and Refined Product Risk Management

The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During 2008, 2007 and 2006, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil which qualify as normal purchases and normal sales and that are exempt from the reporting requirements of SFAS No. 133.

The Company also uses crude oil and refined products futures, swap contracts or options to mitigate the change in value for a portion of its volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and no other cash payments are made. The Company elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. The contract fair value is reflected on the balance sheet and the related net gain or loss is recorded as a gain (loss) from derivative activities in the statement of operations. Quoted prices for similar assets or liabilities in active markets (level 2) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end. At December 31, 2008, the Company had open commodity derivative instruments consisting of finished products price swaps on 20,000 barrels primarily to protect the value of certain gasoline and blendstock inventories for the first quarter of 2009. The Company did not record an unrealized gain or loss on these open positions since the fair value equaled the trade price on these swaps at December 31, 2008. The Company realized an $11.4 million net gain from derivative activities on matured contracts during 2008. The fair value of the outstanding contracts at December 31, 2007, was a net unrealized loss of $5.2 million, of which $0.5 million was in current assets and $5.7 million in current liabilities. The Company realized a $3.3 million net loss from derivative activities on matured contracts during 2007. At December 31, 2006, the fair value of the outstanding contracts was a net unrealized gain of $1.4 million, of which $2.1 million was in current assets and $0.7 million was in current liabilities. The Company realized a $7.5 million net gain from derivative activities on matured contracts during 2006.

18.	Stock-Based Compensation

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

The Company adopted the provisions of EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF Issue No. 06-11”) on January 1, 2008. EITF Issue No. 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. The adoption of EITF Issue No. 06-11 did not have an impact on the Company’s financial position or results of operations during 2008.

The Company recorded stock compensation expense of $7.7 million for the year ended December 31, 2008, of which $1.3 million was included in direct operating expenses and $6.4 million in selling, general and administrative expenses. The tax benefit related to these expenses was $2.9 million using a blended rate of 37.17%. The aggregate

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value at the grant date of the shares that vested during the year ended December 31, 2008, was $6.7 million. The related aggregate intrinsic value of these shares was $4.7 million at the vesting date.

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

As of December 31, 2008, there were 594,260 shares of restricted stock outstanding with an aggregate fair value at grant date of $11.0 million and an aggregate intrinsic value of $4.6 million as of December 31, 2008. The compensation cost of nonvested awards not recognized as of December 31, 2008, was $7.4 million, which will be recognized over a weighted average period of approximately 1.9 years. The following table summarizes the Company’s restricted stock activity for the years ended December 31, 2008, 2007 and 2006:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value

Nonvested at December 31, 2005	—	$—
Awards granted	2,016,024	17.23
Awards vested	(664,725)	17.00
Awards forfeited	(2,290)	18.25

Nonvested at December 31, 2006	1,349,009	17.34
Awards granted	161,660	37.50
Awards vested	(997,407)	17.19
Awards forfeited	(6,700)	21.83

Nonvested at December 31, 2007	506,562	23.36
Awards granted	410,826	13.56
Awards vested	(321,862)	20.74
Awards forfeited	(1,266)	32.36

Nonvested at December 31, 2008	594,260	18.55

The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of December 31, 2008, there were 2,421,746 shares of common stock reserved for future grants under this plan.

19.	Stockholders’ Equity

On January 24, 2006, the Company completed an initial public offering of 18,750,000 shares of its common stock at an aggregate offering price of $318.8 million. The Company received approximately $297.2 million in net proceeds from the initial public offering. See Note 1, “Organization and Basis of Presentation.”

The Company makes repurchases of its common stock to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, 2007 and 2006, the Company repurchased 80,668, 355,066 and 211,169 shares. The aggregate cost paid for these shares was $1.2 million, $14.6 million and $5.1 million for 2008, 2007 and 2006, respectively. These repurchases were recorded as treasury stock.

The Company paid $8.2 million, $13.6 million and $8.2 million in dividends for the years of 2008, 2007 and 2006, respectively. On June 30, 2008, as part of the amendment to its credit facilities, the Company agreed not to declare or pay cash dividends to its common stockholders until after December 31, 2009.

20.	Earnings Per Share

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

The Company uses the treasury stock method to determine the amount of fully diluted shares outstanding. The computations of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 are presented below:

	Year Ended December 31, 2008
		Average Shares
	Income	Outstanding	Per Share
	(In thousands)

Basic earnings per share:
Net income	$64,197	67,714,738	$0.95

Effect of dilutive securities:
Unvested restricted stock	—	41,886

Diluted earnings per share:
Net income	$64,197	67,756,624	$0.95

	Year Ended December 31, 2007
		Average Shares
	Income	Outstanding	Per Share
	(In thousands)

Basic earnings per share:
Net income	$238,611	67,179,582	$3.55

Effect of dilutive securities:
Unvested restricted stock	—	418,220

Diluted earnings per share:
Net income	$238,611	67,597,802	$3.53

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
		Average Shares
	Income	Outstanding	Per Share
	(In thousands)

Basic earnings per share:
Net income	$204,780	65,386,918	$3.13

Effect of dilutive securities:
Unvested restricted stock	—	387,963

Diluted earnings per share:
Net income	$204,780	65,774,881	$3.11

21.	Related Party Transactions

On October 3, 2006, the Company entered into a new non-exclusive aircraft lease with an entity controlled by the Company’s majority stockholder. The lease may be terminated by either party at any time. The hourly rental payment is $1,775 per flight hour and the Company is responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company will be reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company has a policy requiring that the officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. The following table summarizes the total costs incurred for the lease of the aircraft for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Lease payments	$601	$627	$380
Operating and maintenance expenses	1,313	1,352	1,101
Reimbursed by officers	(561)	(522)	(675)

Total costs	$1,353	$1,457	$806

The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004, and acquired the remaining interest in February 2008. On November 18, 2008, Transmountain was sold to another entity and is no longer a related party to the Company. All accounts receivables were assumed by the third party on that date. Sales to Transmountain for the period from January 1 through November 18, 2008 were $80.9 million. Sales to Transmountain totaled $59.0 million and $72.4 million for the twelve months ended December 31, 2007 and 2006, respectively. Total accounts receivable due from Transmountain were $2.1 million as of December 31, 2007.

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

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 28, 2018, unless terminated or extended in accordance with its terms. The terms under this agreement are based on market-based prices and contain minimum volumes that must be purchased by Transmountain.

The Company has entered into a lease agreement with Transmountain, pursuant to which Transmountain leases certain office space from the Company. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The monthly base rental starts at $6,800, subject to adjustment at the end of the first five-year period based upon the change in the Consumer Price Index. Rental payments received from Transmountain were $6,800 monthly for each of the twelve months ended December 31, 2008, 2007 and 2006.

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

22.	Contingencies

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

In connection with the Giant acquisition, the Company assumed $41.2 million in environmental liabilities related to the Yorktown and Four Corners refineries and other projects. The estimated fair value of these liabilities was determined using an inflation factor of 2.7% and a discount rate of 7.1%. Environmental accruals are recorded in the current and long-term sections of the Company’s Consolidated Balance Sheet, according to their nature. As of December 31, 2008, the Company had environmental liability accruals of approximately $31.7 million, of which $9.6 million is in accrued liabilities. As of December 31, 2007, the Company had environmental liability accruals of approximately $37.4 million. As of December 31, 2008, the unescalated, undiscounted environmental reserve related to these liabilities totaled approximately $41.2 million, leaving approximately $10.0 million to be accreted over time. The table below summarizes the Company’s environmental liability accruals:

	December 31,	Increase		December 31,
	2007	(Decrease)	Payments	2008
	(In thousands)

Yorktown Refinery	$31,640	$1,444	$(7,158)	$25,926
Four Corners and Other	5,801	1,380	(1,424)	5,757

Totals	$37,441	$2,824	$(8,582)	$31,683

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s undiscounted estimated cash flows for accrued remediation liabilities for each of the next five years and in the aggregate thereafter.

2009	11,934
2010	6,296
2011	4,398
2012	1,202
2013	882
2014 and thereafter	16,543

El Paso Refinery

The groundwater and certain solid waste management units and other areas at and adjacent to the El Paso refinery have been impacted by prior spills, releases and discharges of petroleum or hazardous substances and are currently undergoing remediation by the Company and Chevron pursuant to certain agreed administrative orders with the Texas Commission on Environmental Quality (“TCEQ”). Pursuant to the Company’s purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate their solid waste management units in accordance with its Resource Conservation Recovery Act (“RCRA”) permit and retained liability for, and control of, certain groundwater remediation responsibilities.

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

The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. In May 2008, the EPA and the Company agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit (“FCCU”) and heaters and boilers that the Company expects will ultimately be incorporated into a final settlement agreement between the Company and the EPA. Based on current negotiations and information, the Company estimates the total capital expenditures necessary to address the EPA Initiative issues would be approximately $69 million of which $38 million has already been spent: $15 million for the installation of a flare gas recovery system which was completed in 2007; and, $23 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers was expended in 2008. The Company estimates remaining expenditures of approximately $31 million for the NOx emission controls on heaters and boilers from 2009 through 2013. This $31 million amount has been included in the Company’s estimated capital expenditures for regulatory projects and could change depending upon the actual final settlement reached. Regarding the FCCU, the Company anticipates additional operating expense to purchase catalyst emission reducing additives that the Company anticipates will

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allow it to meet the EPA Initiative NOx requirements for the FCCU. Additional capital expenditures, however, may be required if these additives are not effective in reducing NOx emissions from the FCCU.

While the Company cannot reasonably estimate the amount of penalties associated with the EPA Initiative, the Company does not currently believe any such penalties would materially impact its financial position, results of operations or cash flows. No accrual was provided for these penalties at December 31, 2008.

The Company is expecting to receive a proposed draft settlement agreement from the EPA in 2009. Based on current information, the Company does not expect any settlement pursuant to the EPA Initiative to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.

The TCEQ has notified the Company that it will be presenting the Company with a proposed Agreed Order regarding six excess air emission incidents that occurred at the El Paso refinery during 2007 and early 2008. While at this time it is not known precisely how or when the Agreed Order may affect the Company, the Company expects corrective action to be requested with the Agreed Order and may be assessed penalties. The Company does not expect any penalties or corrective action requested to have a material adverse effect on its business, financial condition, or results of operations or that any penalties assessed or increased costs associated with the corrective action will be material.

Yorktown Refinery

Yorktown 1991 and 2006 Orders.  Giant and a subsidiary company, assumed certain liabilities and obligations in connection with the 2002 purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively “BP”). BP, however, agreed to reimburse Giant for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental, health, and safety laws during BP’s operation of the refinery, subject to certain limitations. BP’s liability for reimbursement is limited to $35 million.

In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant will implement a clean-up plan for the refinery. Following the acquisition of Giant, the Company completed the first phase of the plan and is in the process of negotiating revisions with the EPA for the remainder of the clean-up plan.

The Company currently estimates that expenditures associated with the EPA order are approximately $46.4 million (up to $35.0 million of which the Company believes is subject to reimbursement by BP). The discounted value of this liability assumed from Giant on May 31, 2007, was $35.5 million. The Company incurred $7.1 million in the year 2008 and $4.7 million in the year 2007 related to the EPA order and believes that approximately $19.7 million will be incurred between the remainder of 2009 through 2011. The remainder will be expended over a 29-year period following construction. The Company is currently evaluating revised designs and specifications of the Company’s clean-up plan to implement the EPA Order. If determined to be feasible, these changes could result in revisions to the cost estimates.

During 2007, in response to the first claim requesting reimbursement from BP, the Company received a letter from BP disputing indemnification for these costs. The Company is pursuing indemnification from BP.

Yorktown 2002 Amended Consent Decree.  In May 2002, Giant acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree among various parties covering many locations (the “Consent Decree”) entered in August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of NOx, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. The Company does not expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007,

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator on the FCCU and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. The Company estimates additional capital expenditures of approximately $1.5 million to complete implementation of the capital expenditures required by the Consent Decree. The schedule for project implementation has not been defined. The Company does not expect completing the requirements of the Consent Decree to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.

Four Corners Refineries

Four Corners 2005 Consent Agreements.  In July 2005, as part of the EPA Initiative, Giant reached an administrative settlement with New Mexico Environmental Department (“NMED”) and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico. In January 2009, the Company and NMED agreed to an amendment of the 2005 administrative settlement with NMED (“the 2009 NMED Amendment”) which altered certain deadlines and allowed for alternative air pollution controls.

Based on current information and the 2009 NMED Amendment, the Company estimates the total remaining capital expenditures that may be required pursuant to the 2009 NMED Amendment would be approximately $47 million and will occur primarily from 2009 through 2012. These capital expenditures will primarily be for installation of emission controls on the heaters and boilers, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and NOx from the refineries. The 2009 NMED Amendment also provided for a $2.3 million penalty of which $0.2 million of the penalty was paid in January 2009. The entire remaining penalty is to be paid to fund Supplemental Environmental Projects in the State of New Mexico. The Company is required to submit proposed projects, which can be of a capital nature, to the NMED by April 2009 for the remainder of the penalty. The schedule of payment of the remaining penalty will be determined once NMED approves the projects. The Company does not expect implementation of the requirements in the 2005 NMED agreement and the associated 2009 NMED Amendment will result in any soil or groundwater remediation or clean-up costs.

Bloomfield 2007 NMED Remediation Order.  In July 2007, the Company received a final administrative compliance order from NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the order requires the Company to:

•	investigate and determine the nature and extent of such releases of contaminants and hazardous substances;

•	perform interim remediation measures, or continue interim measures already begun, to mitigate any potential threats to human health or the environment from such releases;

•	identify and evaluate alternatives for corrective measures to clean up any contaminants and hazardous substances released at the refinery and prevent or mitigate their migration at or from the site;

•	implement any corrective measures that may be approved by the NMED;

•	develop investigation work plans over a period of approximately four years; and

•	implement corrective measures pursuant to the investigation.

The order recognizes that prior work satisfactorily completed may fulfill some of the foregoing requirements. In that regard, the Company has already put in place some remediation measures with the approval of the NMED or New Mexico Oil Conservation Division.

Based on current information, the Company has prepared an initial undiscounted cost estimate of $3.9 million for implementing the final order. Accordingly, the Company has recorded a discounted liability of $2.1 million

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relating to the final order implementation costs. As of February 27, 2009, the Company had expended $1.4 million to implement the order.

Gallup 2007 RCRA Inspection.  In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. In February 2009, the Company met with representatives from the EPA Region 6 and the NMED to discuss the inspection. The Company anticipates reaching a settlement and continues to work with the agencies. The Company anticipates any settlement may require the Company to pay a penalty. Based on current information, the Company does not expect any settlement pursuant to the Gallup 2007 RCRA Inspection to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the Gallup 2007 RCRA Inspection will be material.

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

As a result of the acquisition of Giant, certain of the subsidiaries of the Company were defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida and New Mexico. The Company and its subsidiaries have reached settlement agreements regarding most of these lawsuits, including the New Mexico suit. There are currently seven lawsuits pending. The settlement of these lawsuits will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Western also has been named as a defendant in a lawsuit filed by the State of New Jersey related to MTBE. Western has never done business in New Jersey and has never sold any products in that state or that could have reached that state. Accordingly, Western intends to vigorously defend itself.

Owners of a small hotel in Aztec, New Mexico, filed a lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street, which is owned by a subsidiary of the Company. Plaintiffs claim a component of the gasoline, MTBE, has contaminated their property.

The Company intends to vigorously defend these MTBE lawsuits. Because potentially applicable factual and legal issues have not been resolved, the Company has yet to determine if a liability is probable and the Company cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, the Company has not recorded a liability for these lawsuits.

In March 2007, a class action lawsuit was filed in New Mexico naming numerous retail suppliers of motor fuel as defendants, including subsidiaries of the Company. Among other things, the lawsuit alleged that, by consciously selling gasoline at a temperature greater than 60° Fahrenheit, the defendants were depriving consumers of the full amount of energy that should be delivered when gasoline is delivered at a cooler temperature. The Court has dismissed the subsidiaries of the Company from this lawsuit.

In April 2003, the Company received a payment of reparations in the amount of $6.8 million from a pipeline company as ordered by the Federal Energy Regulatory Commission (“FERC”). Following judicial review of the

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FERC order, as well as a series of other orders, the pipeline company made a Compliance Filing in March 2008 in which it asserts it overpaid reparations to the Company in a total amount of $1.1 million and refunds in the amount of $0.7 million, including accrued interest through February 29, 2008, and that interest should continue to accrue on those amounts. In the March 2008 Compliance Filing, the pipeline company also indicated that in a separate FERC proceeding, it owes the Company an additional amount of reparations and refunds of $5.2 million including interest through February 29, 2008. While this amount is subject to adjustment upward or downward based on further orders of the FERC and on appeal, interest on the amount owed to the Company should continue to accrue until the pipeline company makes payment to the Company. On January 29, 2009, the FERC approved a settlement between the Company and a pipeline company regarding a Complaint proceeding the Company had brought related to pipeline tariffs the Company was being charged. Pursuant to this settlement, the Company anticipates receiving a $2.2 million refund/settlement payment during the second quarter of 2009.

A subsidiary of the Company, Western Refining Yorktown, Inc. (“Western Yorktown”), declared force majeure under its crude oil supply agreement with Statoil Marketing and Trading (USA), Inc. (“Statoil”) based on the effects of the Grane crude oil on its Yorktown refinery plant and equipment. Statoil filed a lawsuit against the subsidiary on March 28, 2008, in the Superior Court of Delaware in and for New Castle County. The lawsuit alleges breach of contract and other related claims by the subsidiary in connection with the crude oil supply agreement and alleges Statoil is entitled to recover damages in excess of $100 million. Western Yorktown believes its declaration of force majeure was in accordance with the contract, disputes Statoil’s claims and intends to vigorously defend itself against them.

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

A subsidiary of the Company has received notice of a potential natural resource damages claim from the New Mexico Natural Resources Trustee (“Trustee”). The Company has provided information to the Trustee and has met with the Trustee. The Company does not believe there is a basis for the Trustee to assert a natural resource damages claim at this time.

The Company understands a lawsuit has been filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who allege the Bureau of Indian Affairs (“BIA”), acted improperly in approving certain rights-of-way on land allotted to the individual Plaintiffs by the Navajo Nation, Arizona, New Mexico & Utah (“Navajo Nation”). The Company has not been served with the lawsuit. The lawsuit names the Company and numerous other defendants (“Right-of-Way Defendants”), and seeks imposition of a constructive trust and asserts these Right-of-Way Defendants are in trespass on the Allottee’s lands. The Company will not begin its legal review of this matter until it is served with the lawsuit.

Union Matters

As of December 31, 2008, the Company employed approximately 3,300 people, approximately 650 of whom were covered by collective bargaining agreements. The International Union of Operating Engineers represents the hourly workforce at the Company’s El Paso refinery and the Four Corners refineries. The United Steel Workers represent the hourly workforce at the Yorktown refinery. The collective bargaining agreement at the Yorktown refinery expired in January 2009. The Company has renegotiated this agreement and it now has an expiration date of March 2012. In addition, in 2008 the Company negotiated collective bargaining agreements covering employees at the Bloomfield and Gallup refineries that expire in 2012. The Company is currently in negotiations for a new collective bargaining agreement covering employees at the El Paso refinery to replace the collective bargaining

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement set to expire in April 2009. The Company has tentative verbal agreements on wages and on an extension of the current agreement until June 3, 2009, while the Company attempts to reach agreement on remaining issues. The Company may not be able to renegotiate the existing collective bargaining agreement covering the employees at the El Paso refinery on satisfactory terms, or at all. A failure to do so may increase the Company’s costs. While all of the Company’s collective bargaining agreements, including the one covering the El Paso refinery, contain “no strike” provisions, those provisions may not be effective in the event an Agreement expires. Accordingly, the Company may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on its business, financial condition and results of operations.

Other Matters

The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

23.	Concentration of Risk

Significant customers

The Company sells a variety of refined products to a diverse customer base. No customer accounted for more than 10% of consolidated net sales in 2008. The following table summarizes sales percentages for customers accounting for more than 10% of net sales for 2007 and 2006:

	Year Ended December 31,
	2007	2006

Chevron	10.8%	16.7%
Phoenix Fuel(1)	4.7	16.7
PMI	8.3	10.5

(1)	Phoenix Fuel became a subsidiary of the Company on May 31, 2007, as part of the Giant acquisition. Percentage for 2007 represents sales prior to this date as a percentage of total Company sales for the year. Subsequent to the Giant acquisition, sales to Phoenix Fuel are eliminated in consolidation. Prior to this date, three Giant subsidiaries purchased refined products from the Company in the amounts of $409.1 million and $801.1 million in 2007 and 2006, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by product

All sales were domestic sales in the United States, except for sales of gasoline and diesel fuel for export into Mexico. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company, and accounted for approximately 8.3%, 8.3% and 10.5% of consolidated sales in 2008, 2007 and 2006, respectively. The following table summarizes the percentages of all refined product sales to total sales for 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

Refined products:
Gasoline	48.1%	53.7%	56.1%
Diesel Fuel	37.5	32.7	33.0
Jet Fuel	4.4	4.2	6.4
Asphalt	0.8	1.8	2.0
Other	5.5	4.6	2.5

	96.3	97.0	100.0

Lubricants	1.5	1.2	—
Merchandise and other	2.2	1.8	—

Total	100.0%	100.0%	100.0%

24.	Operating Leases and Other Commitments

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

In June 2005, Western Refining LP entered into a sulfuric acid regeneration and sulfur gas processing agreement with E.I. du Pont de Nemours (“DuPont”). Under the agreement, Western Refining LP has a long-term commitment to purchase services for use by its El Paso refinery. In exchange for this commitment, DuPont agreed to design, construct, and operate two sulfuric acid regeneration plants on property leased from the Company at the El Paso refinery. In November 2008, the Company began processing all sulfur gas from the north side of the El Paso refinery at the DuPont facility. In January 2009, the Company began processing all sulfur gas from the south side of the El Paso refinery at the DuPont facility. The annual commitment for these services will range from $14.0 million to $16.0 million per year over the next 20 years. Prior to this agreement, Western Refining LP incurred direct operating expenses related to sulfuric acid regeneration under a short-term agreement.

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

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Western Refining LP is committed to pay $2.8 million per quarter through the end of the agreement in February 2011.

As a result of the Giant acquisition, a subsidiary of the Company is a party to a ten-year lease agreement for an administrative office building in Scottsdale, Arizona that ends in 2013. During 2008, the Company entered into an agreement to sublease a portion of this property for $0.3 million annually from February 15, 2009 through October 31, 2013. The rental payments for this property have been included as part of our estimated rental payments in the table below.

In November 2007, a subsidiary of the Company entered into a ten-year lease agreement for an office space in downtown El Paso. The building will serve as the Company’s headquarters. In December 2007, a subsidiary of the Company entered into an eleven-year lease agreement for an office building in Tempe, Arizona. The building centralized the Company’s operational and administrative offices in the Phoenix area.

The following are the Company’s annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands):

2009	$13,775
2010	12,158
2011	10,767
2012	8,520
2013	7,004
2014 and thereafter	37,001

Total rental expense was $17.0 million, $10.7 million and $1.3 million for the years ended December 31, 2008, 2007, and 2006, respectively. Contingent rentals and subleases were not significant in any year.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Quarterly Financial Information (Unaudited)

Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. During 2008, the volatility in crude oil prices and refining margins also contributed to the variability of the Company’s results of operations for the four calendar quarters.

	Year Ended December 31, 2008
	Quarter
	First	Second	Third	Fourth
	(Unaudited)
	(In thousands, except per share data)

Net sales	$2,551,071	$3,352,463	$3,165,308	$1,656,739
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,402,846	3,104,064	2,790,475	1,449,510
Direct operating expenses (exclusive of depreciation and amortization)	132,921	133,376	133,206	132,822
Selling, general and administrative expenses	29,558	27,993	32,449	25,913
Maintenance turnaround expense	955	255	528	27,198
Depreciation and amortization	25,597	27,752	29,218	31,044

Total operating costs and expenses	2,591,877	3,293,440	2,985,876	1,666,487

Operating income (loss)	(40,806)	59,023	179,432	(9,748)
Other income (expense):
Interest income	571	381	478	400
Interest expense and other financing costs	(18,564)	(20,121)	(31,153)	(32,364)
Amortization of loan fees	(825)	(856)	(1,553)	(1,555)
Write-off of unamortized loan fees	—	(10,890)	—	—
Gain (loss) from derivative activities	(2,481)	(11,367)	6,022	19,221
Other income (expense), net	992	(58)	422	(180)

Income (loss) before income taxes	(61,113)	16,112	153,648	(24,226)
Provision for income taxes	20,712	(7,922)	(44,411)	11,397

Net income (loss)	$(40,401)	$8,190	$109,237	$(12,829)

Basic earnings (loss) per common share	$(0.60)	$0.12	$1.61	$(0.19)

Diluted earnings (loss) per common share	$(0.60)	$0.12	$1.61	$(0.19)

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Quarter
	First	Second(1)	Third	Fourth
	(Unaudited)
	(In thousands, except per share data)

Net sales	$994,019	$1,659,154	$2,232,890	$2,418,969
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	844,147	1,312,110	1,977,070	2,242,373
Direct operating expenses (exclusive of depreciation and amortization)	46,543	75,205	125,381	135,561
Selling, general and administrative expenses	10,029	17,777	27,783	21,761
Maintenance turnaround expense	—	—	13,665	2,282
Depreciation and amortization	4,409	12,500	21,896	25,388

Total operating costs and expenses	905,128	1,417,592	2,165,795	2,427,365

Operating income (loss)	88,891	241,562	67,095	(8,396)
Other income (expense):
Interest income	4,205	5,970	6,599	2,078
Interest expense and other financing costs	(309)	(9,189)	(22,476)	(21,869)
Amortization of loan fees	(125)	(289)	(750)	(748)
Loss on early extinguishment of debt	—	—	(774)	—
Gain (loss) from derivative activities	(2,016)	(8,543)	9,106	(8,470)
Other income (expense), net	(1)	(970)	193	(271)

Income (loss) before income taxes	90,645	228,541	58,993	(37,676)
Provision for income taxes	(28,079)	(73,590)	(12,371)	12,148

Net income (loss)	$62,566	$154,951	$46,622	$(25,528)

Basic earnings (loss) per common share	$0.93	$2.31	$0.69	$(0.38)

Diluted earnings (loss) per common share	$0.93	$2.29	$0.69	$(0.38)

(1)	Effective May 31, 2007, the Company acquired Giant.

Certain reclassifications, which the Company determined to be immaterial, have been made to conform to the fourth quarter presentation.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008 (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.  Included herein under the caption “Management Report on Internal Control Over Financial Reporting” on page 63 of this report.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required in this Part III is incorporated by reference to Western Refining, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2009 Definitive Proxy Statement under the headings “Election of Directors” and “Executive Compensation and Other Information.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2009 Definitive Proxy Statement under the heading “Executive Compensation and Other Information.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2009 Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans

(c)
Number of
securities
	(a)		remaining available
	Number of		for future issuance
	securities to be	(b)	under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders	—	—	2,421,746
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	2,421,746

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2009 Definitive Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2009 Definitive Proxy Statement under the heading “Proposal 2: Ratification of Independent Auditor.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements:

See Index to Financial Statements included in Item 8.

(b) The following exhibits are filed herewith (or incorporated by reference herein):

Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated August 26, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2006).
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated November 12, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).
3.1	Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006).
3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006).
4.1	Specimen of Company Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).

Number		Exhibit Title

4.2		Registration Rights Agreement, dated January 24, 2006, by and between the Company and each of the stockholders listed on the signature pages thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
10	.1†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Paul L. Foster. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
10	.1.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.1, dated December 28, 2006. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721)).
10	.1.2†*	Second Amendment to the Employment Agreement referred to in Exhibit 10.1, dated December 31, 2008.
10	.2†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Jeff A. Stevens. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
10	.2.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.2, dated December 28, 2006. (Incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721))
10	.2.2†*	Second Amendment to the Employment Agreement referred to in Exhibit 10.2, dated December 31, 2008.
10	.3†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Scott D. Weaver. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.3.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.4, dated December 28, 2006. (Incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721))
10	.3.2	Letter of Termination of Employment Agreement dated December 31, 2007, between Western Refining GP, LLC and Scott D. Weaver. (Incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 29, 2008)
10	.4†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Gary R. Dalke. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.4.1†*	First Amendment to the Employment Agreement referred to in Exhibit 10.4, dated December 31, 2008.
10	.5†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Lowry Barfield. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.5.1†*	First Amendment to the Employment Agreement referred to in Exhibit 10.5, dated December 31, 2008.
10.6		Term Loan Credit Agreement, dated May 31, 2007, among Western Refining, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007 (SEC File No. 001-32721))
10	.6.1	First Amendment to Term Loan Credit Agreement dated as of June 30, 2008, by and among Western Refining, Inc., the lenders party thereto and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008)
10.7		Revolving Credit Agreement, dated May 31, 2007, among Western Refining, Inc., Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007 (SEC File No. 001-32721))
10	.7.1	First Amendment to Revolving Credit Agreement dated as of June 30, 2008, by and among Western Refining, Inc., the lenders party thereto and Bank of America, N.A., as the Administrative Agent, Swing Line Lender, L/C Issuer and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008)

Number		Exhibit Title

10.8		L/C Credit Agreement, dated as of June 30, 2008 among Western Refining, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008)
10	.9†	Form of Indemnification Agreement, by and between the Company and each director and officer of the Company party thereto. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
10.10		Operating Agreement, dated May 6, 1993, by and between Western Refining LP and Chevron U.S.A. Inc. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10.11		Purchase and Sale Agreement, dated May 29, 2003, by and among Chevron U.S.A. Inc., Chevron Pipe Line Company, Western Refining LP and Kaston Pipeline Company, L.P. (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10.12		Lease Agreement, dated October 24, 2005, by and between Western Refining LP and Transmountain Oil Company, L.C. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10	.14†	RHC Holdings, L.P. Long-Term Unit Equity Appreciation Rights Plan, dated August 25, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10	.15†	RHC Holdings, L.P. Long-Term Equity Appreciation Rights Award, dated August 25, 2003, by and between Gary R. Dalke and RHC Holdings, L.P. (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10	.16†	Long-Term Equity Appreciation Rights Award Amendment Agreement, dated November 9, 2005, by and between Gary R. Dalke, RHC Holdings, L.P., the Company and Western Refining LP. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).
10	.17†	Long-Term Equity Appreciation Rights Award Second Amendment Agreement, dated December 31, 2005, by and between Gary R. Dalke, the Company and Western Refining LP. (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 3, 2006 (SEC File No. 333-128629)).
10	.18†	Long-Term Equity Appreciation Rights Awards Third Amendment Agreement, dated December 22, 2006, by and between Gary R. Dalke and, the Company and Western Refining LP. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007).
10	.19†	Western Refining Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006).
10	.19.1†*	First Amendment to the Western Refining Long-Term Incentive Plan referred to in Exhibit 10.19, dated December 4, 2007.
10	.19.2†*	Second Amendment to the Western Refining Long-Term Incentive Plan referred to in Exhibit 10.19, dated November 20, 2008.
10	.20†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).
10	.21†	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).
10.22		Letter Agreement, dated June 24, 2005, by and between Western Refining Company, L.P. and Ascarate Group LLP. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).

Number		Exhibit Title

10.23		Promissory Note, dated June 24, 2005, by Ascarate Group LLP in favor of Western Refining LP. (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10	.24†	Summary of Compensation for Non-Employee Directors (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10.25		Form of Time Share Agreement, dated November 20, 2004, by and between Western Refining LP and the persons parties thereto. (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).
10.26		Consulting and Non-Competition Agreement, dated August 26, 2006, by and between the Company and Fred L. Holliger. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2006).
10	.26.1	Amendment No. 1 to the Consulting and Non-Competition Agreement, dated November 12, 2006, by and between Western Refining, Inc. and Fred L. Holliger. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).
10	.27†	Employment agreement, effective August 28, 2006, made by and between Western Refining GP, LLC and Mark J. Smith. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2006).
10	.27.1†*	First Amendment to the Employment Agreement referred to in Exhibit 10.27, dated December 31, 2008.
10.28		Non-Exclusive Aircraft Lease Agreement, dated October 3, 2006, by and between Western Refining LP and Franklin Mountain Assets LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2006).
10	.29†	Employment agreement, dated November 4, 2008, made by and between Western Refining GP, LLC and Mark B. Cox. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008.)
10	.30†	Employment agreement, dated November 4, 2008, made by and between Western Refining GP, LLC and William R. Jewell. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008.)
21.1		List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 29, 2008.)
23	.1*	Consent of Deloitte & Touche LLP, dated March 13, 2009.
23	.2*	Consent of Ernst & Young LLP, dated March 13, 2009.
31	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

(c) All financial statement schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

The Company’s 2008 Annual Report is available upon request. Stockholders of the Company may obtain a copy of any exhibits to this Form 10-K at a charge of $0.10 per page. Requests should be made to: Investor Relations, Western Refining, Inc., 123 W. Mills Ave., Suite 200, El Paso, Texas 79901.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN REFINING, INC.

By:
/s/  Paul L. Foster
Name:     Paul L. Foster

Title:	Chief Executive Officer
Date:	March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul L. Foster Paul L. Foster	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ Gary R. Dalke Gary R. Dalke	Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/s/ Jeff A. Stevens Jeff A. Stevens	President, Chief Operating Officer and Director	March 13, 2009

/s/ Scott D. Weaver Scott D. Weaver	Vice President and Director	March 13, 2009

/s/ William R. Jewell William R. Jewell	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2009

/s/ Carin M. Barth Carin M. Barth	Director	March 13, 2009

/s/ L. Frederick Francis L. Frederick Francis	Director	March 13, 2009

/s/ Brian J. Hogan Brian J. Hogan	Director	March 13, 2009

/s/ William D. Sanders William D. Sanders	Director	March 13, 2009

/s/ Ralph A. Schmidt Ralph A. Schmidt	Director	March 13, 2009