Form 10-Q
period 2009-03-31
Western Refining, Inc.
filed 2009-05-08
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 1, 2009, there were 68,581,854 shares outstanding, par value $0.01, of the registrant’s common stock.

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
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	our ability to realize the synergies from our acquisition of Giant Industries, Inc., or Giant;

•	higher than expected costs or expenses arising from the Giant acquisition;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	conditions in the capital markets;

•	our ability to consummate certain asset sales in the near term or ever;

•	our ability to raise additional funds for our working capital needs in the public or private debt or equity markets;

•	adverse changes in our crude oil suppliers’ view as to our creditworthiness;

•	worsening of the current economic crisis in the United States and instability and volatility in the financial markets;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	an adverse result in the lawsuit brought against our subsidiary, Western Refining Yorktown, Inc., by Statoil Marketing and Trading (USA), Inc. regarding our declaration of force majeure under our crude oil supply agreement with them;

ii

•	changes in crack spreads;

•	changes in the sweet/sour spread;

•	changes in the spread between West Texas Intermediate, or WTI, crude oil and Dated Brent crude oil;

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, safety, tax and other laws, policies and regulations and enforcement initiatives;

•	rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism and other matters beyond our control; and

•	other factors discussed in more detail under Part I. — Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, or 2008 10-K, which are incorporated herein by this reference, and in Part II. — Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q.
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

iii

Part I
Financial Information
Item 1. Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$74,229	$79,817
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $4,530 and $2,516, respectively	229,658	215,275
Inventories	462,657	425,536
Prepaid expenses	33,698	53,497
Other current assets	39,657	41,122

Total current assets	839,899	815,247
Property, plant, and equipment, net	1,850,560	1,851,048
Goodwill	299,552	299,552
Other assets, net of amortization	109,640	110,945

Total assets	$3,099,651	$3,076,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$346,940	$321,701
Accrued liabilities	100,907	121,961
Current deferred income tax liability, net	43,386	44,064
Current portion of long-term debt	13,000	13,000

Total current liabilities	504,233	500,726

Long-term liabilities:
Long-term debt, net of current portion	1,264,250	1,327,500
Deferred income tax liability, net	378,283	350,525
Postretirement and other liabilities	82,172	86,552

Total long-term liabilities	1,724,705	1,764,577

Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 68,630,454 and 68,426,994 shares issued, respectively	686	684
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	373,662	373,118
Retained earnings	536,465	477,537
Accumulated other comprehensive loss, net of tax	(18,733)	(19,006)
Treasury stock, 689,793 and 646,903 shares, respectively, at cost	(21,367)	(20,844)

Total stockholders’ equity	870,713	811,489

Total liabilities and stockholders’ equity	$3,099,651	$3,076,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Net sales	$1,368,198	$2,551,071
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,046,615	2,402,846
Direct operating expenses (exclusive of depreciation and amortization)	133,538	132,921
Selling, general and administrative expenses	35,018	29,558
Maintenance turnaround expense	104	955
Depreciation and amortization	34,240	25,597

Total operating costs and expenses	1,249,515	2,591,877

Operating income (loss)	118,683	(40,806)
Other income (expense):
Interest income	143	571
Interest expense	(27,055)	(18,564)
Amortization of loan fees	(1,554)	(825)
Loss from derivative activities	(1,216)	(2,481)
Other income (expense)	922	992

Income (loss) before income taxes	89,923	(61,113)
Provision for income taxes	(30,995)	20,712

Net income (loss)	$58,928	$(40,401)

Net earnings (loss) per share:
Basic	$0.86	$(0.60)
Diluted	$0.86	$(0.60)

Weighted average common shares outstanding:
Basic	67,817	67,580
Diluted	67,826	67,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$58,928	$(40,401)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,240	25,597
Amortization of loan fees	1,554	825
Stock-based compensation expense	994	3,780
Deferred income taxes	26,925	(6,458)
Loss on disposal of assets	287	—
Changes in operating assets and liabilities:
Accounts receivable	(14,383)	(59,144)
Inventories	(37,121)	68,938
Prepaid expenses	19,799	13,343
Other assets	324	(13,088)
Accounts payable	30,751	83,157
Accrued liabilities	(21,502)	(738)
Postretirement and other long-term liabilities	(3,956)	(7,169)

Net cash provided by operating activities	96,840	68,642

Cash flows from investing activities:
Capital expenditures	(38,655)	(70,553)

Net cash used in investing activities	(38,655)	(70,553)

Cash flows from financing activities:
Payments on term loan	(3,250)	(3,250)
Revolving credit facility, net	(60,000)	(237,000)
Deferred financing costs	—	(1,883)
Dividends paid	—	(4,083)
Repurchases of common stock	(523)	(1,112)

Net cash used in financing activities	(63,773)	(247,328)

Net decrease in cash and cash equivalents	(5,588)	(249,239)
Cash and cash equivalents at beginning of period	79,817	289,565

Cash and cash equivalents at end of period	$74,229	$40,326

Supplemental Disclosures of Cash Flow Information
Cash paid (refunded) for:
Income taxes	$(1,974)	$148
Interest	44,094	7,760
Non-cash investing activities:
Capital expenditures accrued in accounts payable	8,161	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$58,928	$(40,401)

Other comprehensive income (loss) items:
Defined benefit plans:
Reclassification of losses to operations, net of tax of $155 and $73, respectively	273	131
Change in fair value of interest rate swap, net of tax of $(7,659)	—	(13,796)

Other comprehensive income (loss), net of tax	273	(13,665)

Comprehensive income (loss)	$59,201	$(54,066)

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
     The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and operates four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day (“bpd”). In addition to the Company’s 128,000 bpd refinery in El Paso, Texas, the Company also owns and operates a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona, Albuquerque and El Paso. As of March 31, 2009, the Company also owned and operated 152 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and refined product truck transports, and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     The Company’s operations include three business segments: the refining group, the retail group, and the wholesale group. See Note 3, “Segment Information” for a further discussion of the Company’s business segments.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. The volatility in crude oil prices and refining margins also contributed to the variability of the Company’s results of operations between the first quarter of 2009 and the first quarter of 2008.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period.
     The Condensed Consolidated Balance Sheet at December 31, 2008, has been derived from the audited financial statements of the Company at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).
     The condensed consolidated financial statements include the accounts of Western Refining, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Summary of Accounting Policies
     Intangible Assets. The Company estimates the useful life of all recognized intangible assets based on the lesser of the time frame of the expected future cash flows generated by the related asset or the term of the associated agreement or arrangement without regard to the Company’s intent or ability to renew or extend the agreement or arrangement. Significant costs incurred to renew or extend the term of recognized intangible assets are accumulated during periods preceding renewal. Accumulation of costs for some intangible assets may occur over a period of two years or more.
Recent Accounting Pronouncements
     On December 30, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FSP FAS 132(R)-1”), to provide guidance on an employer’s objectives about plan assets of a defined benefit pension or other postretirement plan. The guidance establishes a range of additional disclosures designed to give more specific information about pension plans, consisting of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for the Company beginning January 1, 2010. The principal impact from this standard will be to require the Company to expand its disclosures regarding its defined benefit and postretirement plans.
     On April 1, 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 modifies SFAS No. 141(R), Business Combinations, to provide that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition-date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements of SFAS No. 5, Accounting for Contingencies. In periods after the acquisition date, an acquirer shall account for contingent assets and liabilities that were not recognized at the acquisition date in accordance with other applicable GAAP, as appropriate. Items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income. FSP FAS 141(R)-1 will have no immediate impact on the Company’s financial position or results of operations.
     On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is allowed. The Company is currently evaluating the impact that adopting FSP FAS 157-4 will have on its results of operations and financial position, as well as the enhanced disclosure requirements.
     On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), to amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Early adoption is allowed; however, only if an entity has elected to early adopt FSP FAS 157-4. The Company is in the process of reviewing the additional disclosure requirements under FSP FAS 107-1 and APB 28-1.

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
     Refining Group. The Company’s refining group operates four refineries: one in El Paso, Texas (the El Paso refinery); two in the Four Corners region of Northern New Mexico, one near Gallup and one in Bloomfield (the Four Corners refineries); and one near Yorktown, Virginia (the Yorktown refinery). The refining group also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, two stand-alone refined products distribution terminals and four asphalt distribution terminals. The four refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. The Company also acquires refined products through exchange agreements and from various third-party suppliers. The Company sells these products through its own service stations, its own wholesale group, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. The Company purchases crude oil, other feedstocks, and blending components from various suppliers.
     The assets and results of operations of a fleet of trucks previously reported under the refining group were transferred to the wholesale group during the second quarter of 2008. In connection with this transfer, $17.6 million of goodwill was transferred from the refining group to the wholesale group. The Company believes these operations are more consistent with the functions of the wholesale group. The results of operations for this fleet of trucks for the three months ended March 31, 2009, are reported in the results of the wholesale segment. Previous periods have not been restated for this change in segment operations. The results of operations and related assets were not material to the refining group nor were they material to the wholesale group.
     Retail Group. The Company’s retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s refining and/or wholesale groups supply the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and beverage and food products from various suppliers. At March 31, 2009, the Company’s retail group operated 152 service stations with convenience stores or kiosks located in Arizona, New Mexico and Colorado.
     Wholesale Group. The Company’s wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of refined product and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Texas and Utah. The Company’s wholesale group purchases petroleum fuels and lubricants from suppliers and from the refining group. During the second quarter of 2008, the assets and results of operations of a fleet of trucks were transferred from the refining group to the wholesale group.
     Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold, direct operating expenses, selling, general and administrative expenses, maintenance turnaround expense, and depreciation and amortization. Cost of products sold reflects current costs adjusted, where appropriate, for last-in, first-out (“LIFO”) and lower of cost or market (“LCM”) inventory adjustments. Intersegment revenues are reported at prices that approximate market.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2009 and 2008, are presented below:

	For the Three Months Ended March 31, 2009
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$957,369	$128,026	$282,803	$—	$1,368,198
Intersegment revenues (1)	335,299	4,650	48,208	—	—
Depreciation and amortization	29,242	2,273	1,414	1,311	34,240
Operating income (loss)	135,216	1,815	1,161	(19,509)	118,683
Other income (expense), net					(28,760)

Income before income taxes					$89,923

Capital expenditures	$37,872	$106	$452	$225	$38,655
Total assets, excluding goodwill, at March 31, 2009	$2,423,469	$161,174	$148,544	$66,912	$2,800,099
Goodwill (2)	230,712	27,610	41,230	—	299,552

Total assets at March 31, 2009	$2,654,181	$188,784	$189,774	$66,912	$3,099,651

(1)	Intersegment revenues of $388.2 million have been eliminated in consolidation.

(2)	As a result of the transfer of the assets and results of operations of a fleet of trucks previously reported under the refining group, $17.6 million of goodwill was transferred from the refining group to the wholesale group in 2008.

	For the Three Months Ended March 31, 2008
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,957,593	$179,159	$414,319	$—	$2,551,071
Intersegment revenues (1)	605,543	10,250	61,256	—	—
Depreciation and amortization	22,053	1,886	1,156	502	25,597
Operating income (loss)	(28,253)	(129)	3,039	(15,463)	(40,806)
Other income (expense), net					(20,307)

Loss before income taxes					$(61,113)

Capital expenditures	$64,915	$2,728	$2,292	$618	$70,553
Total assets, excluding goodwill, at March 31, 2008	$2,555,188	$173,612	$204,074	$114,316	$3,047,190
Goodwill (2)	248,343	27,610	23,599	—	299,552

Total assets at March 31, 2008	$2,803,531	$201,222	$227,673	$114,316	$3,346,742

(1)	Intersegment revenues of $677.0 million have been eliminated in consolidation.

(2)	As a result of the transfer of the assets and results of operations of a fleet of trucks previously reported under the refining group, $17.6 million of goodwill was transferred from the refining group to the wholesale group in 2008.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Fair Value Measurement
     On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities. SFAS No. 157, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. On January 1, 2009, the Company adopted the provisions of SFAS No. 157 for its nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or results of operations, and had no impact on methodologies used by the Company in measuring the fair value of its assets and liabilities.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and the basis for that measurement:

	Fair Value Measurement at March 31, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Carrying Value	Identical Assets	Observable	Unobservable
	at March 31,	or Liabilities	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Money market accounts	$60,985	$60,985	$—	$—
Derivative contracts	1,567	—	1,567	—
Financial liabilities:
Long-term debt	1,277,250	—	862,144	—
     For cash, trade receivables and accounts payable, the fair value approximated carrying value at March 31, 2009.
5. Inventories
     Inventories were as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Refined products (1)	$179,474	$171,394
Crude oil and other feedstocks/blendstocks	307,154	286,809
Lubricants	15,118	17,081
Convenience store merchandise	10,961	11,257

	512,707	486,541
LCM reserve	(50,050)	(61,005)

Inventories	$462,657	$425,536

(1)	Includes $8.8 million and $8.3 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at March 31, 2009 and December 31, 2008, respectively.
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
     As of March 31, 2009 and December 31, 2008, refined products valued under the LIFO method and crude oil and other raw materials totaled 8.5 million barrels and 8.0 million barrels, respectively. At March 31, 2009, aggregated LIFO costs exceeded the current cost of the Company’s crude oil, refined product and other feedstock and blendstock inventories by $37.7 million, net of the LCM reserve of $50.0 million. At December 31, 2008, aggregated LIFO costs exceeded the current cost of the Company’s crude oil, refined product and other feedstock and blendstock inventories by $25.6 million, net of the LCM reserve of $61.0 million. The net effect of the $11.0 million change in the LCM reserve from December 31, 2008 to March 31, 2009 to value the Company’s Yorktown inventories to net realizable market values in the first quarter of 2009, increased operating income by $11.0 million, net income by $7.2 million, and earnings per diluted share by $0.11 for the three months ended March 31, 2009.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     During the first quarter of 2008, the Company recorded LIFO liquidations caused by permanent decreased levels in inventories that were consistent with the Company’s expectations of year-end inventory levels of certain refined products. The effect of these liquidations increased gross profit by $3.1 million, net income by $2.0 million and earnings per diluted share by $0.03 for the quarter ended March 31, 2008. There were no LIFO liquidations during the first quarter of 2009. Average LIFO cost per barrel of the Company’s refined products and crude oil and other raw materials inventories as of March 31, 2009 and December 31, 2008 is shown below:

	March 31, 2009			December 31, 2008
	(In thousands, except cost per barrel)
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
Refined products	2,816	$170,650	$60.60	2,609	$163,092	$62.51
Crude oil and other feedstocks/blendstocks	5,683	307,154	54.05	5,369	286,809	53.42

	8,499	$477,804	56.22	7,978	$449,901	56.39

6. Prepaid Expenses
     Prepaid expenses consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Prepaid crude oil and other raw materials	$16,673	$27,074
Prepaid insurance and other	17,025	26,423

Prepaid expenses	$33,698	$53,497

7. Other Current Assets
     Other current assets were as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Materials and chemicals inventories	$32,855	$31,671
Derivative activities receivable	1,567	610
Spare parts inventories	925	946
Income tax receivable	—	7,021
Other	4,310	874

Other current assets	$39,657	$41,122

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Property, Plant, and Equipment
     Property, plant, and equipment were as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Refinery facilities and related equipment	$1,561,894	$1,530,424
Pipelines, terminals and transportation equipment	93,150	93,130
Retail and wholesale facilities and related equipment	181,870	179,376
Other	21,449	20,304
Construction in progress	218,369	223,467

	2,076,732	2,046,701
Accumulated depreciation	(226,172)	(195,653)

Property, plant, and equipment, net	$1,850,560	$1,851,048

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
     The Company is considering various strategic initiatives and potential asset sales. Presently, none of the Company’s assets or business units are classified as held-for-sale.
     The Company capitalized interest of $3.8 million and $3.0 million for the three months ended March 31, 2009 and 2008, respectively. Interest and other financing costs (before capitalization) were $30.8 million and $21.6 million for the three months ended March 31, 2009 and 2008, respectively. Depreciation expense was $33.0 million and $24.5 million for the three months ended March 31, 2009 and 2008, respectively.
9. Goodwill and Other Intangible Assets
     The Company had goodwill of $299.6 million at March 31, 2009, and December 31, 2008. Goodwill is not deductible for income tax reporting purposes. The Company’s policy is to test goodwill for impairment annually or more frequently if indications of impairment exist. The Company’s impairment testing of its goodwill is based on the estimated fair value of its reporting units, which is determined based on consideration given to discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. In addition, various market-based methods including market capitalization, EBITDA multiples, and refining complexity barrels are considered. The estimates and assumptions used in determining fair value of each reporting unit require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The market capitalization model is sensitive to changes in the Company’s traded stock price. The EBITDA and complexity barrel models are sensitive to changes in recent historical results of operations within the refining industry. The Company compares and contrasts the results of the various valuation models to determine if impairment exists at the end of a reporting period. While management believes that the Company’s goodwill was not impaired at March 31, 2009, any declines in the Company’s market capitalization after that date could be an early indication that goodwill may become impaired in the future.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company also performs annual impairment testing of its intangible assets not subject to amortization. The Company’s policy is to test intangible assets not subject to amortization for impairment annually each year or more frequently if indications of impairment exist. The fair value of these intangibles is estimated based on expected future cash flows. The risk of goodwill and other intangible asset impairment losses may increase to the extent the Company’s market capitalization, results of operations or cash flows decline. Impairment losses may result in a material, non-cash write-down of goodwill or other intangible assets. Furthermore, impairment losses could have a material adverse effect on the Company’s results of operations and stockholders’ equity.
     A summary of intangible assets that are included in “Other assets, net of amortization” in the Condensed Consolidated Balance Sheet is presented in the table below:

	March 31, 2009			December 31, 2008
	Gross		Net	Gross		Net	Weighted Average
	Carrying	Accumulated	Carrying	carrying	Accumulated	Carrying	Amortization Period
	Value	Amortization	Value	Value	Amortization	Value	(Years)
	(In thousands)
Amortizable assets:
Licenses and permits	$42,229	$(4,330)	$37,899	$42,229	$(3,500)	$38,729	12.4
Paid-up technology	9,600	(3,250)	6,350	9,600	(3,063)	6,537	13.0
Customer relationships	6,300	(570)	5,730	6,300	(465)	5,835	15.0
Right-of-ways	4,201	(738)	3,463	4,201	(683)	3,518	19.0
Other	915	(225)	690	915	(156)	759	11.7

	63,245	(9,113)	54,132	63,245	(7,867)	55,378

Unamortizable assets:
Trademarks	5,300	—	5,300	5,300	—	5,300
Liquor licenses	15,700	—	15,700	15,700	—	15,700

	$84,245	$(9,113)	$75,132	$84,245	$(7,867)	$76,378

     Intangible asset amortization expense for the three months ended March 31, 2009 was $1.2 million based upon estimated useful lives ranging from 6 to 20 years. Intangible asset amortization for the three months ended March 31, 2008 was $1.1 million. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows (in thousands):

2009 remainder	$3,658
2010	4,878
2011	4,878
2012	4,878
2013	4,878
2014	4,878

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Accrued Liabilities
     Accrued liabilities consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Excise taxes	$36,418	$36,050
Payroll and related costs	33,011	39,111
Environmental reserve	8,914	9,569
Property taxes	6,210	15,354
Interest	478	12,661
Other	15,876	9,216

Total	$100,907	$121,961

11. Long-Term Debt
     The Company’s long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Term Loan	$1,277,250	$1,280,500
2007 Revolving Credit Agreement	—	60,000

Total long-term debt	1,277,250	1,340,500
Current portion of long-term debt	(13,000)	(13,000)

Long-term debt, net of current portion	$1,264,250	$1,327,500

     Term Loan Credit Agreement. The Term Loan Credit Agreement (“Term Loan”) has a maturity date of May 30, 2014. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually for the next five years with the remaining balance due on the maturity date. The Company made principal payments on the Term Loan of $3.3 million in the first quarter of 2009 and $13.0 million in 2008. The average interest rates under the Term Loan for the first quarter of 2009 and 2008 were 8.88% and 5.53%, respectively. As of March 31, 2009, the interest rate under the Term Loan was 8.25%. The Term Loan is secured by the Company’s fixed assets, including its refineries.
     2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of the Company and its subsidiaries, to finance working capital and capital expenditures and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. As of March 31, 2009, the gross availability under the 2007 Revolving Credit Agreement was $361.9 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. As of March 31, 2009, the Company had net availability under the 2007 Revolving Credit Agreement and the 2008 Letter of Credit (“L/C”) Credit agreement (described below) of $112.4 million due to $249.5 million in letters of credit outstanding and no outstanding direct borrowings. As of May 1, 2009, the Company had net availability under the 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement of $134.4 million due to $248.3 million in letters of credit outstanding and no outstanding direct borrowings. The average interest rates under the 2007 Revolving Credit Agreement for the quarter ended March 31, 2009 and 2008 were 5.50% and 6.77%, respectively. At March 31, 2009, the interest rate under the 2007 Revolving Credit Agreement was 5.50%.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     2008 L/C Credit Agreement. The 2008 L/C Credit Agreement provides for a letter of credit facility not to exceed $80 million, subject to a borrowing base availability based upon eligible receivables and inventory and can be used for general corporate purposes. The 2008 L/C Credit Agreement matures on June 30, 2009, and the Company does not intend to renew it after this date. The 2008 L/C Credit Agreement is secured by certain cash, accounts receivable and inventory. Letters of credit can only be issued under the 2008 L/C Credit Agreement if the net availability under the 2007 Revolving Credit Agreement is less than or equal to $120 million, subject to limited exceptions. At March 31, 2009, there were no letters of credit outstanding under the 2008 L/C Credit Agreement.
     Guarantees. The Term Loan, the 2007 Revolving Credit Agreement, and the 2008 L/C Credit Agreement (together, the “Agreements”) are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.
     Certain Covenants in Agreements. The Agreements contain certain covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage, maximum leverage and minimum EBITDA. Pursuant to the Agreements, the Company has also agreed to not pay cash dividends on its common stock through 2009. The Company was in compliance with all applicable covenants set forth in the Agreements at March 31, 2009.
     Interest Rate Swap. On January 31, 2008, the Company entered into an amortizing LIBOR interest rate swap to manage the variability of cash flows related to the interest payments for the variable-rate term loan. The notional amount of the swap was $1.0 billion with a LIBOR interest rate fixed at 3.645% for the life of the swap. The Company designated this receive-variable and pay-fixed swap as a cash flow hedge. During the first quarter of 2008, the hedge was highly effective. The interest rate swap had a negative fair value of $21.5 million at March 31, 2008. This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the hedge contract had been settled at March 31, 2008. On August 6, 2008, the Company terminated the interest rate swap at no cost.
12. Income Taxes
     The effective tax rate for the three months ended March 31, 2009 was 34.5%, as compared to the federal statutory rate of 35%. The effective tax rate for the three months ended March 31, 2009, was slightly lower than the statutory rate due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the manufacturing activities deduction.
     The Company is currently under examination by the Internal Revenue Service (“IRS”) for tax years ended December 31, 2005 and 2006 and May 31, 2007, which is the final tax return for Giant Industries, Inc. The Company continues to work with the IRS to expedite the conclusion of this examination. While the Company does not believe the results of this examination will have a material adverse effect on the Company’s financial position or results of operations, the timing and results of any final determination remain uncertain.
     The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. As of March 31, 2009, the Company has recorded a liability of $6.2 million, including interest and penalties of $0.4 million for unrecognized tax benefits, of which $0.5 million would affect the Company’s effective tax rate if recognized. As the Company reasonably expects the IRS to conclude its examination of the Company’s 2005 and 2006 federal income tax returns during the next twelve months, it is reasonably possible that $5.4 million of the Company’s unrecognized tax benefits related to the deductibility of certain recurring expenses will either be realized or reversed.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Retirement Plans
     The Company accounts for its retirement plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment to FASB Statements No. 87, 88, 106 and 132(R).
Pension Plans
     The Company sponsors pension plans for certain employees at the El Paso and Yorktown refineries. The components of the net periodic benefit cost associated with the Company’s pension plans were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net periodic benefit cost includes:
Service cost	$1,180	$984
Interest cost	938	810
Expected return on assets	(613)	(498)
Amortization of net loss	425	203

Net periodic benefit cost	$1,930	$1,499

     In connection with the negotiation of a collective bargaining agreement covering employees of the El Paso refinery, during the second quarter of 2009 the Company negotiated the termination of the defined benefit plan covering certain El Paso refinery employees. Such termination is subject to regulatory approval, which may take several months. Under the agreement, the Company will pay the cash value of the accrued benefits in the benefit plan at the actuarially determined rate in effect at the time of termination or the amount shown on the covered employees’ benefit plan statement as of January 1, 2009, whichever is higher. The Company does not anticipate that a loss will result from this termination.
Postretirement Benefits
     The Company sponsors postretirement medical benefit plans for certain employees at the El Paso and Yorktown refineries. The components of net periodic benefit cost associated with the Company’s postretirement medical benefit plans were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net periodic benefit cost includes:
Service cost	$135	$88
Interest cost	120	119
Amortization of net loss	3	—

Net periodic benefit cost	$258	$207

     The Company contributed $1.6 million for the pension plan covering certain El Paso refinery employees in the three months ended March 31, 2009, and subject to the termination of the pension plan for the El Paso employees discussed above, does not expect to make any additional contributions during 2009. The Company currently does not expect to make any contributions to its pension plan for the Yorktown refinery in 2009. The Company is not required to fund the postretirement medical plan for either the El Paso refinery or the Yorktown refinery on an annual basis.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the three months ended March 31, 2009, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil, which qualify as normal purchases and normal sales that are exempt from the reporting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
     The Company also uses crude oil and refined products futures, swap contracts or options to mitigate the risk of change in value for a portion of its volumes subject to market prices. Under a swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and no other cash payments are made. For financial accounting purposes, when the Company enters into a derivative instrument it is either an economic hedge or trading activity. The contract fair value is reflected on the balance sheet and the related net gain or loss is recorded as a gain (loss) from derivative activities in the statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end. At March 31, 2009, the Company had open commodity derivative instruments consisting of crude oil and refined products price swaps on net 774,000 barrels, primarily to protect the value of certain crude oil, gasoline and blendstock inventories for future quarters in 2009. These open instruments had total unrealized net gains at March 31, 2009, of $1.6 million, of which $1.8 million were gains and $0.2 million were losses. Open instruments with unrealized gains are reported in other current assets while open instruments with unrealized losses are reported in accrued liabilities. At December 31, 2008, the Company had open commodity instruments on 20,000 barrels. The Company did not record an unrealized gain or loss on these open positions since the fair value equaled the trade price on these swaps at December 31, 2008. The Company recognized $1.2 million and $2.5 million in net realized and unrealized losses accounted for using mark-to-market accounting for the three months ended March 31, 2009 and 2008, respectively.
15. Stock-Based Compensation
     Under the Western Refining Long-Term Incentive Plan, shares of restricted stock have been granted to certain employees and outside directors of the Company. These shares generally vest over a three-year period. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. The fair value of each share of restricted stock awarded was measured based on the market price as of the measurement date and will be amortized on a straight-line basis over the respective vesting periods.
     The Company recorded compensation expense of $1.0 million for the three months ended March 31, 2009, of which $0.2 million was included in direct operating expenses and $0.8 million in selling, general and administrative expenses. The tax benefit related to these expenses was $0.4 million for the three months ended March 31, 2009, using a blended rate of 37.17%. The aggregate fair value at the grant date of the shares vested during the three months ended March 31, 2009 was $3.5 million. The related aggregate intrinsic value of these shares was $2.5 million at the vesting date. For the three months ended March 31, 2008, stock-based compensation expense was $3.8 million of which $0.3 million was included in direct operating expenses and $3.5 million in selling, general and administrative expenses with a related tax benefit of $1.4 million. No expense was capitalized in either period.
     As of March 31, 2009, there were 619,876 shares of restricted stock outstanding with an aggregate fair value at grant date of $10.3 million and an aggregate intrinsic value of $7.4 million. The compensation cost of nonvested awards not recognized as of March 31, 2009, was $9.2 million, which will be recognized over a weighted average period of approximately 2.2 years. The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2009:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2008	594,260	$18.55
Awards granted	242,135	12.96
Awards vested	(203,460)	17.20
Awards forfeited	(13,059)	27.15

Nonvested at March 31, 2009	619,876	16.62

     The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of March 31, 2009, there were 2,192,670 shares of common stock reserved for future grants under this plan.
16. Stockholders’ Equity
     During the three months ended March 31, 2009, the Company repurchased 42,890 shares of its common stock at an aggregate cost of $0.5 million. These repurchases, which were recorded as treasury stock, were made to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.
     On June 30, 2008, as part of the amendment to its credit facilities, the Company agreed not to declare or pay cash dividends to its common stockholders until after December 31, 2009.
17. Earnings Per Share
     On January 1, 2009, the Company adopted the provisions of FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The statement addresses unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 15, “Stock-Based Compensation,” the Company has granted shares of restricted stock to certain employees and outside directors of the Company. Although ownership of these shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. As a result of the adoption of FSP EITF 03-6-1, the Company applied the two-class method to determine its earnings per share for all periods presented. For the three months ended March 31, 2008, the Company had reported basic and diluted loss per share of $(0.60) under the treasury stock method.
     The Company continued to use the treasury stock method to determine the amount of fully diluted shares outstanding. The dilutive calculations for the three months ended March 31, 2009, exclude 601,945 unvested shares which grant prices exceeded the average market price of the Company’s common stock.
     The computation of basic and diluted earnings per share under the two-class method for the three months ended March 31, 2009 and 2008, is presented below:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Basic earnings (loss) per common share:
Net income (loss)	$58,928	$(40,401)
Income allocated to participating securities	(471)	—

Net income (loss) available to common shareholders	$58,457	$(40,401)

Weighted average number of common shares outstanding:
Basic number of common shares outstanding	67,817	67,580
Dilutive effect of unvested restricted stock (participating securities)	9	—

Dilutive number of common shares outstanding	67,826	67,580

Basic earnings (loss) per common share	$0.86	$(0.60)

Diluted earnings (loss) per common share	$0.86	$(0.60)

18. Related Party Transactions
     On October 3, 2006, the Company entered into a new non-exclusive aircraft lease with an entity controlled by the Company’s majority stockholder. The lease may be terminated by either party at any time. The hourly rental payment is $1,775 per flight hour and the Company is responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company will be reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company has a policy requiring that the officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. Effective May 1, 2009, the lease was terminated by the Company. The following table summarizes the total costs incurred for the lease of the aircraft for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Lease payments	$134	$151
Operating and maintenance expenses	326	389
Reimbursed by officers	(216)	(153)

Total costs	$244	$387

     The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004, and acquired the remaining interest in February 2008. On November 18, 2008, Transmountain was sold to another entity and is no longer a related party to the Company. All accounts receivable were assumed by the third party on that date. Sales to Transmountain totaled $28.6 million for the three months ended March 31, 2008.
     The Company had entered into a lease agreement with Transmountain, pursuant to which Transmountain leased certain office space from the Company. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The lease was assumed by the third party as of November 18, 2008, and was subsequently terminated in March 2009. The monthly base rental was $6,800. Rental payments received from Transmountain were $20,400 for the three months ended March 31, 2008.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
19. Contingencies
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
     Periodically, the Company receives communications from various federal, state and local governmental authorities asserting violation(s) of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. The Company intends to respond in a timely manner to all such communications and to take appropriate corrective action. The Company does not anticipate that any such matters currently asserted will have a material adverse effect on its financial condition, results of operations or cash flows.
     Environmental accruals are recorded in the current and long-term sections of the Company’s Condensed Consolidated Balance Sheet, according to their nature. As of March 31, 2009, the Company had environmental liability accruals of approximately $31.3 million, of which $8.9 million is in accrued liabilities. As of December 31, 2008, the Company had environmental liability accruals of approximately $31.7 million, of which $9.6 million was in accrued liabilities. As of March 31, 2009, the unescalated, undiscounted environmental reserve related to these liabilities totaled $40.3 million, leaving $9.7 million to be accreted over time. The table below summarizes the Company’s environmental liability accruals:

	December 31,	Increase		March 31,
	2008	(Decrease)	Payments	2009
	(In thousands)
Yorktown refinery	$25,926	$237	$(517)	$25,646
Four Corners and other	5,757	263	(366)	5,654

Totals	$31,683	$500	$(883)	$31,300

El Paso Refinery
     The groundwater and certain solid waste management units and other areas at and adjacent to the El Paso refinery have been impacted by prior spills, releases and discharges of petroleum or hazardous substances and are currently undergoing remediation by the Company and Chevron pursuant to certain agreed administrative orders with the Texas Commission on Environmental Quality (“TCEQ”). Pursuant to the Company’s purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate their solid waste management units in accordance with its Resource Conservation Recovery Act (“RCRA”) permit, which Chevron has fulfilled, and retained liability for, and control of, certain groundwater remediation responsibilities.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. In May 2008, the EPA and the Company agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit (“FCCU”) and heaters and boilers that the Company expects will ultimately be incorporated into a final settlement agreement between the Company and the EPA. Based on current negotiations and information, the Company estimates the total capital expenditures necessary to address the EPA Initiative issues would be approximately $69 million of which $38 million has already been spent: $15 million for the installation of a flare gas recovery system which was completed in 2007; and, $23.2 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers was expended in 2008 and the first quarter of 2009. The Company estimates remaining expenditures of approximately $31 million for the NOx emission controls on heaters and boilers from the second quarter of 2009 through 2013. This $31 million amount has been included in the Company’s estimated capital expenditures for regulatory projects and could change depending upon the actual final settlement reached. Regarding the FCCU, the Company anticipates additional operating expenses to purchase catalyst emission reducing additives that the Company anticipates will allow it to meet the EPA Initiative NOx requirements for the FCCU. Additional capital expenditures, however, may be required if these additives are not effective in reducing NOx emissions from the FCCU.
     While the Company cannot reasonably estimate the amount of penalties, associated with the EPA Initiative, the Company does not currently believe any such penalties would materially impact its financial position, results of operations or cash flows. No accrual was provided for these penalties at March 31, 2009.
     The Company received a proposed draft settlement agreement from the EPA in April 2009. The draft settlement does not contain a proposed penalty. The penalty, will be determined in the process of finalizing the settlement. Based on current information, the Company does not expect any settlement pursuant to the EPA Initiative to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the EPA Initiative will be material.
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
Yorktown Refinery
     Yorktown 1991 and 2006 Orders. Giant and a subsidiary company, assumed certain liabilities and obligations in connection with the 2002 purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively “BP”). BP, however, agreed to reimburse Giant for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental, health, and safety laws during BP’s operation of the refinery, subject to certain limitations. BP’s liability for reimbursement is limited to $35 million. Amounts due from BP and the related reserve for doubtful accounts have been reclassified to other assets at December 31, 2008, to conform with the current presentation.

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
     The Company currently estimates that expenditures associated with the EPA order are approximately $46.4 million (up to $35.0 million of which the Company believes is subject to reimbursement by BP). The discounted value of this liability assumed from Giant on May 31, 2007, was $35.5 million. The Company has incurred $12.3 million through the first quarter of 2009 related to the EPA order and believes that approximately $19.2 million will be incurred between the remainder of 2009 through 2011. The remainder will be expended over a 29-year period following construction. The Company is currently evaluating revised designs and specifications of the Company’s clean-up plan related to ground water remediation to implement the EPA Order. If determined to be feasible, and upon receiving EPA approval, these changes could result in reductions to the cost estimates.
     During 2007, in response to the first claim requesting reimbursement from BP, the Company received a letter from BP disputing indemnification for these costs. The Company is pursuing indemnification from BP.
     Yorktown 2002 Amended Consent Decree. In May 2002, Giant acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree among various parties covering many locations (the “Consent Decree”) entered in August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of NOx, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. The Company does not expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator on the FCCU and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. The Company estimates additional capital expenditures of approximately $1.5 million to complete implementation of the Consent Decree requirements. The schedule for project implementation has not been defined. The Company does not expect completing the requirements of the Consent Decree to have a material adverse effect on its business, financial condition, or results of operations or increased operating costs related to the EPA Initiative will be material.
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
     Based on current information and the 2009 NMED Amendment, the Company estimates the total remaining capital expenditures that may be required pursuant to the 2009 NMED Amendment would be approximately $47 million and will occur primarily from 2009 through 2012. These capital expenditures will primarily be for installation of emission controls on the heaters and boilers, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and NOx from the refineries. The 2009 NMED Amendment also provided for a $2.3 million penalty of which $0.2 million of the penalty was paid in January 2009. The entire remaining penalty of $2.1 million, which was accrued during the first quarter of 2009, is to be paid to fund Supplemental Environmental Projects in the State of New Mexico and it is included in accrued liabilities. The Company submitted proposed projects to the NMED in April 2009 for the remainder of the penalty. The NMED rejected the proposed project and requested that the Company submit alternative proposed projects in the near future. The schedule of payments of the remaining penalty will be determined once NMED approves the projects. The Company does not expect implementation of the requirements in the 2005 NMED agreement and the associated 2009 NMED Amendment will result in any soil or groundwater remediation or clean-up costs.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Based on current information, the Company has prepared an initial undiscounted cost estimate of $3.9 million for implementing the final order. Accordingly, the Company has recorded a discounted liability of $2.1 million relating to the final order implementation costs. As of March 31, 2009, the Company had expended $1.4 million to implement the order.
     Gallup 2007 RCRA Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. In February 2009, the Company met with representatives from the EPA Region 6 and the NMED to discuss the inspection. In April 2009, the Company received a draft settlement and a proposed corrective action from the EPA, and, during the first quarter of 2009, accrued $0.7 million for a proposed penalty related to this matter. The Company anticipates reaching a settlement and continues to work with the agencies. Based on current information, the Company does not expect any settlement pursuant to the Gallup 2007 RCRA Inspection to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the Gallup 2007 RCRA Inspection will be material.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     As a result of the acquisition of Giant, certain of the subsidiaries of the Company were defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida and New Mexico. The Company and its subsidiaries have reached settlement agreements regarding most of these lawsuits, including the New Mexico suit. After these settlement agreements, there are currently a total of twelve lawsuits pending in New York, New Hampshire and New Jersey. The settlements referenced above were not material individually or in the aggregate to the Company’s business, financial condition or results of operations.
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
     In April 2003, the Company received a payment of reparations in the amount of $6.8 million from a pipeline company as ordered by the Federal Energy Regulatory Commission (“FERC”). Following judicial review of the FERC order, as well as a series of other orders, the pipeline company made a Compliance Filing in March 2008 in which it asserts it overpaid reparations to the Company in a total amount of $1.1 million and refunds in the amount of $0.7 million, including accrued interest through February 29, 2008, and that interest should continue to accrue on those amounts. In the March 2008 Compliance Filing, the pipeline company also indicated that in a separate FERC proceeding, it owes the Company an additional amount of reparations and refunds of $5.2 million including interest through February 29, 2008. While this amount is subject to adjustment upward or downward based on further orders of the FERC and on appeal, interest on the amount owed to the Company should continue to accrue until the pipeline company makes payment to the Company. On January 29, 2009, the FERC approved a settlement between the Company and the pipeline company regarding a Complaint proceeding the Company had brought related to pipeline tariffs the Company was being charged. Pursuant to this settlement, the Company anticipates receiving approximately $2.2 million as a refund/settlement payment during the second quarter of 2009.
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
     On February 25, 2008, a subsidiary of the Company that operates pipelines had Protests filed against its tariffs for its 16-inch pipeline running from Lynch, New Mexico to Bisti, New Mexico and connecting to Midland, Texas before the FERC by Resolute Natural Resources Company and Resolute Aneth, LLC (“Resolute”), the Navajo Nation and Navajo Nation Oil & Gas Company (“NNOG”). On March 7, 2008, the FERC dismissed these Protests. Resolute and NNOG then filed a request for reconsideration with the FERC, which the FERC denied confirming its earlier dismissal of these Protests. Resolute and NNOG have appealed this ruling to the United States Court of Appeals for the D.C. Circuit. Resolute and NNOG have now moved to dismiss their appeals.
     A subsidiary of the Company has received notice of a potential natural resource damages claim from the New Mexico Natural Resources Trustee (“Trustee”). The Company has provided information to the Trustee and has met with the Trustee. The Company does not believe there is a basis for the Trustee to assert a natural resource damages claim at this time and intends to vigorously defend itself in the event the Trustee actually presents such a claim to the Company.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     A lawsuit has been filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who allege the Bureau of Indian Affairs (“BIA”), acted improperly in approving certain rights-of-way on land allotted to the individual Plaintiffs by the Navajo Nation, Arizona, New Mexico and Utah (“Navajo Nation”). The lawsuit names the Company and numerous other defendants (“Right-of-Way Defendants”), and seeks imposition of a constructive trust and asserts these Right-of-Way Defendants are in trespass on the Allottee’s lands. The Company intends to vigorously defend this lawsuit.
     The Company intends to vigorously defend the above mentioned lawsuits. Because potentially applicable factual and legal issues have not been resolved, the Company has yet to determine if a liability is probable and the Company cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, the Company has not recorded a liability for these pending lawsuits.
Other Matters
     The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I. — Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008, or 2008 Form 10-K, and elsewhere in this report. You should read such “Risk Factors” and “Forward-Looking Statements” in this report. In this Item 2, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc. and its subsidiaries, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we also own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix, Arizona; Tucson, Arizona; Albuquerque; and El Paso. As of March 31, 2009, we also own and operate 152 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and refined product truck transports, and a wholesale petroleum products distributor, that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     We report our operating results in three business segments: the refining group, the retail group, and the wholesale group. Our refining group operates the four refineries and related stand-alone refined products terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into refined products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market refined products to a diverse customer base including wholesale distributors and retail chains. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. See Note 3, “Segment Information” in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on our operating results by segment.
     Since the acquisition of Giant in 2007, we have increased our sour and heavy crude oil processing capacity as a percent of our total crude oil capacity from 12% prior to the acquisition to approximately 38% as of March 31, 2009. Sour and heavy crude oil is generally less expensive to acquire. We expect our combined sour and heavy crude oil processing capability to reach approximately 50% by the end of 2009, following the completion of our previously announced gasoline desulfurization project at our El Paso refinery. The Yorktown refinery also has the flexibility for future growth initiatives given its ability to process cost-advantaged feedstocks. With the acquisition, we also gained a diverse mix of complementary retail and wholesale businesses.
     In 2005, Giant purchased an inactive pipeline running from Southeast New Mexico to Northwest New Mexico. The pipeline has been reversed and upgraded to transport crude oil from Southeast New Mexico to the Four Corners region. Crude oil began pumping into this pipeline in July 2007 and reached the Four Corners refineries in August 2007. This pipeline, combined with rail deliveries, is capable of providing enough feedstock for our two Four Corners refineries to run at increased capacity rates. Based on seasonally lower product demand in the Four Corners area in the winter months and to manage our working capital, we have removed the crude oil from the pipeline. We will continue to evaluate future demand and alternative sources of crude oil to determine when the pipeline will be returned to service. See Item 1A. “Risk Factors — We may not be able to run our Four Corners refineries at increased rates” in our 2008 Form 10-K.

Major Influences on Results of Operations
     Refining. Our earnings and cash flows from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline and other refined products, which in turn depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; the availability of imports; the marketing of competitive fuels; and government regulation. While our net sales fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flow from our operations. In particular, refining margins were extremely volatile in 2008. Our refining margins were lower during the first quarter of 2008 (as compared to the same period in 2009) due to substantial increases in crude oil costs and lower increases in gasoline and asphalt prices. Our refining margins were higher throughout much of the first quarter of 2009 as a result of refined product prices, particularly gasoline, increasing faster than the price of crude oil. In addition, we had a change in the LCM reserve from December 31, 2008 to March 31, 2009 of $11.0 million to value our Yorktown inventories to net realizable market values as a result of increasing crude oil, blendstocks and refined products prices, which also increased our refining margins.
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
     Safety, reliability and the environmental performance of our refineries’ operations are critical to our financial performance. Unplanned downtime of our refineries generally results in lost refinery gross margin opportunity, increased maintenance costs and a temporary increase in working capital investment and inventory. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or a major maintenance project, through a planning process that considers product availability, margin environment and the availability of resources to perform the required maintenance. Periodically we have planned maintenance turnarounds at our refineries, which are expensed as incurred. We intend to shut down the south crude unit for 10-14 days at the El Paso refinery in the second quarter of 2009. We have scheduled a crude unit inspection outage at the Yorktown refinery in the third quarter of 2009 that will impact refinery production for approximately 7 days. We are also evaluating the possibility of a turnaround at the south side of the El Paso refinery during the first quarter of 2010 and the possibility of crude and coker unit turnarounds at the Yorktown refinery in the first or second quarter of 2010.
     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory of crude oil and refined products is valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. For periods in which the market price declines below our LIFO cost basis, we are subject to significant fluctuations in the recorded value of our inventory and related cost of products sold. As a result of increasing market prices of crude oil, blendstocks and refined products, we had a net change in the LCM reserve from December 31, 2008 to March 31, 2009 of $11.0 million to value our Yorktown inventories to net realizable market values, which decreased cost of products sold and increased refinery gross margin. In addition, due to the volatility in the price of crude oil and other blendstocks, we experienced fluctuations in our LIFO reserves during 2008. We also experienced LIFO liquidations during the same period based on permanent decreased levels in our inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $3.1 million for the first quarter of 2008. There were no LIFO liquidations during the first quarter of 2009. See Note 5, “Inventories” in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on the impact of LIFO inventory accounting.
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
Critical Accounting Policies and Estimates
     We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. In order to apply these principles, we must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies, which are discussed below, could materially affect the amounts recorded in our financial statements. Our critical accounting policies and estimates are discussed in detail under Part I. — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K.
     Recent Accounting Pronouncements. On December 30, 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, FAS 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits, or FSP FAS 132(R)-1, to provide guidance on an employer’s objectives about plan assets of a defined benefit pension or other postretirement plan. The guidance establishes a range of additional disclosures designed to give more specific information about pension plans, consisting of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for us beginning January 1, 2010. The principal impact from this standard will be to require to expand our disclosures regarding our defined benefit and postretirement plans.
     On April 1, 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141(R)-1. FSP FAS 141(R)-1 modifies SFAS No. 141(R), Business Combinations, to provide that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition-date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements of SFAS No. 5, Accounting for Contingencies. In periods after the acquisition date, an acquirer shall account for contingent assets and liabilities that were not recognized at the acquisition date in accordance with other applicable GAAP, as appropriate. Items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income. FSP FAS 141(R)-1 will have no immediate impact on our financial position or results of operations.
     On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, or SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is allowed. We are currently evaluating the impact that adopting FSP FAS 157-4 will have on our results of operations and financial position, as well as the enhanced disclosure requirements.
     On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1, to amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Early adoption is allowed; however, only if an entity has elected to early adopt FSP FAS 157-4. We are in the process of reviewing the additional disclosure requirements under FSP FAS 107-1 and APB 28-1.

Results of Operations
     The following tables summarize the financial data and key operating statistics for the Company for the three months ended March 31, 2009 and 2008. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto, included elsewhere in this report.
Consolidated
     The following tables set forth our summary of historical financial and operating data for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$1,368,198	$2,551,071
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,046,615	2,402,846
Direct operating expenses (exclusive of depreciation and amortization)	133,538	132,921
Selling, general and administrative expenses	35,018	29,558
Maintenance turnaround expense	104	955
Depreciation and amortization	34,240	25,597

Total operating costs and expenses	1,249,515	2,591,877

Operating income (loss)	118,683	(40,806)
Interest income	143	571
Interest expense	(27,055)	(18,564)
Amortization of loan fees	(1,554)	(825)
Loss from derivative activities	(1,216)	(2,481)
Other income (expense)	922	992

Income (loss) before income taxes	89,923	(61,113)
Provision for income taxes	(30,995)	20,712

Net income (loss)	$58,928	$(40,401)

Basic earnings (loss) per share	$0.86	$(0.60)
Dilutive earnings (loss) per share	$0.86	$(0.60)
Weighted average basic shares outstanding	67,817	67,580
Weighted average dilutive shares outstanding	67,826	67,580
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$96,840	$68,642
Investing activities	(38,655)	(70,553)
Financing activities	(63,773)	(247,328)
Other Data:
Adjusted EBITDA (1)	$141,921	$(15,172)
Capital expenditures	38,655	70,553

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$74,229	$40,326
Working capital	335,666	283,686
Total assets	3,099,651	3,346,742
Total debt	1,277,250	1,343,250
Stockholders’ equity	870,713	704,743

(1)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, depreciation, amortization, maintenance turnaround expense and lower of cost or market, or LCM, inventory reserve adjustment. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income (loss)	$58,928	$(40,401)
Interest expense	27,055	18,564
Provision for income taxes	30,995	(20,712)
Amortization of loan fees	1,554	825
Depreciation and amortization	34,240	25,597
Maintenance turnaround expense	104	955
Net change in LCM reserve	(10,955)	—

Adjusted EBITDA	$141,921	$(15,172)

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants and merchandise, net of customer rebates or discounts and excise taxes. Net sales for the three months ended March 31, 2009 were $1,368.2 million, compared to $2,551.1 million for the three months ended March 31, 2008, a decrease of $1,182.9 million, or 46.4%. This decrease was primarily due to a decrease in the average sales price of refined products.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily include cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation, and distribution costs. Cost of products sold was $1,046.6 million for the three months ended March 31, 2009, compared to $2,402.8 million for the three months ended March 31, 2008, a decrease of $1,356.2 million, or 56.4%. This decrease was primarily due to a decrease in the average cost of crude oil in our refining segment.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $133.5 million for the three months ended March 31, 2009, compared to $132.9 million for the three months ended March 31, 2008, an increase of $0.6 million, or 0.5%. This increase was primarily due to increased employee expenses ($8.0 million), chemicals and catalysts ($4.1 million), and electricity ($3.2 million). These increases were partially offset by decreased general maintenance expenses ($7.4 million), natural gas expense ($3.5 million), environmental expenses ($2.3 million), and outside support services ($1.1 million).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general and administrative expenses were $35.0 million for the three months ended March 31, 2009, compared to $29.6 million for the three months ended March 31, 2008, an increase of $5.4 million, or 18.2%. This increase was primarily due to the accrual of environmental penalties ($2.9 million), increased bad debt expense ($1.9 million), increased professional and legal services ($1.3 million), increased information technology expenses ($0.9 million), increased project expenses ($0.9 million), increased rental expense ($0.5 million) and increased commitment fees ($0.5 million). These increases were partially offset by decreased personnel costs ($3.3 million) primarily related to stock-based compensation.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the quarter ended March 31, 2009, we incurred costs of $0.1 million in anticipation of a turnaround currently scheduled for the first or second quarter of 2010 at the Yorktown refinery. During the quarter ended March 31, 2008, we incurred costs of $1.0 million in anticipation of the turnaround performed in the fourth quarter of 2008 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2009, was $34.2 million, compared to $25.6 million for the three months ended March 31, 2008, an increase of $8.6 million. This increase was primarily due to the completion of various capital projects at the El Paso refinery and Yorktown refinery including the hydrogen plant, the acid and sulfur gas facilities, the low sulfur gasoline project and the flare gas recovery system and computer systems upgrades.
     Operating Income (Loss). Operating income was $118.7 million for the three months ended March 31, 2009, compared to an operating loss of $40.8 million for the three months ended March 31, 2008, an increase of $159.5 million. This increase was attributable primarily to increased refinery gross margins in the first quarter of 2009 compared to the first quarter of 2008, partially offset by increases in depreciation and amortization expense and selling, general and administrative expenses.
     Interest Income. Interest income for the three months ended March 31, 2009 and 2008, was $0.1 million and $0.6 million, respectively. The decrease was primarily attributable to decreased balances of cash available for investment.

     Interest Expense. Interest expense for the three months ended March 31, 2009 and 2008, was $27.1 million (net of capitalized interest of $3.8 million) and $18.6 million (net of capitalized interest of $3.0 million), respectively. The increase was due to increased interest rates on our term loan. The average interest rate on our term loan credit agreement in the first quarter of 2008 was 5.53% compared to 8.88% in the first quarter of 2009.
     Loss from Derivative Activities. The loss from derivative activities was $1.2 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively. The difference between the two periods was primarily attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. We recorded a provision for income taxes of $31.0 million for the quarter ended March 31, 2009, using an estimated effective tax rate of 34.5%, as compared to the Federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the manufacturing activities deduction. We recorded income tax benefit of $20.7 million for the quarter ended March 31, 2008, using an estimated effective tax rate of 33.9%.
     Net Income (Loss). We reported net income of $58.9 million for the three months ended March 31, 2009, representing $0.86 net earnings per share for the first quarter of 2009 on weighted average dilutive shares outstanding of 67.8 million. For the first quarter of 2008, we reported a net loss of $40.4 million representing $0.60 net loss per share on weighted average dilutive shares outstanding of 67.6 million.

Refining Segment
     The following table presents the segment financial data for our refining group, including other revenues and expenses not specific to a particular refinery:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per
	barrel data)
Net sales (including intersegment sales)	$1,292,668	$2,563,136
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,012,109	2,445,278
Direct operating expenses (exclusive of depreciation and amortization)	105,402	113,949
Selling, general and administrative expenses	10,595	9,154
Maintenance turnaround expense	104	955
Depreciation and amortization	29,242	22,053

Total operating costs and expenses	1,157,452	2,591,389

Operating income (loss)	$135,216	$(28,253)

Key Operating Statistics:
Total sales volume (bpd) (2)	260,452	266,084
Total refinery production (bpd)	228,164	230,291
Total refinery throughput (bpd) (3)	229,453	231,233
Per barrel of throughput:
Refinery gross margin (1)(4)	$13.59	$5.60
Gross profit (4)	12.17	4.55
Direct operating expenses (5)	5.10	5.41

(1)	Inventories at March 31, 2009 are net of a non-cash LCM write-down of $50.0 million, compared to a non-cash LCM write-down of $61.0 million at December 31, 2008. We refer to these LCM write-downs as our LCM reserve. The net effect of the change in the LCM reserve from December 31, 2008 to March 31, 2009 to value our Yorktown inventories to net realizable market values decreased cost of products sold and increased refinery gross margin by $11.0 million.

(2)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(3)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(4)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities that are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

The following tables reconcile gross profit to refinery gross margin for the periods presented:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per
	barrel data)
Net sales (including intersegment sales)	$1,292,668	$2,563,136
Cost of products sold (exclusive of depreciation and amortization)	1,012,109	2,445,278
Depreciation and amortization	29,242	22,053

Gross profit	251,317	95,805
Plus depreciation and amortization	29,242	22,053

Refinery gross margin	$280,559	$117,858

Refinery gross margin per refinery throughput barrel	$13.59	$5.60

Gross profit per refinery throughput barrel	$12.17	$4.55

(5)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.
The following tables set forth our summary refining throughput and production data for the periods presented below:
All Refineries

	Three Months Ended
	March 31,
	2009	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	118,797	119,926
Diesel and jet fuel	85,548	87,902
Residuum	6,351	4,732
Other	10,357	11,117

Liquid products	221,053	223,677
By-products	7,111	6,614

Total refinery production (bpd)	228,164	230,291

Refinery throughput (bpd)
Sweet crude oil	128,809	154,724
Sour or heavy crude oil	72,775	55,178
Other feedstocks/blendstocks	27,869	21,331

Total refinery throughput (bpd)	229,453	231,233

El Paso Refinery

	Three Months Ended
	March 31,
	2009	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	69,621	64,751
Diesel and jet fuel	51,960	50,815
Residuum	6,351	4,732
Other	3,550	4,270

Total refinery production (bpd)	131,482	124,568

Refinery throughput (bpd)
Sweet crude oil	104,307	102,123
Sour crude oil	16,854	11,852
Other feedstocks/blendstocks	12,560	12,198

Total refinery throughput (bpd)	133,721	126,173

Total sales volume (bpd)	145,127	143,713
Per barrel of throughput:
Refinery gross margin	$13.57	$5.74
Direct operating expenses	3.83	4.19
Yorktown Refinery

	Three Months Ended
	March 31,
	2009	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	33,279	34,906
Diesel and jet fuel	26,129	28,450
Other	5,809	5,667

Liquid products	65,217	69,023
By-products	7,111	6,614

Total refinery production (bpd)	72,328	75,637

Refinery throughput (bpd)
Sweet crude oil	27	24,992
Heavy crude oil	55,921	43,326
Other feedstocks/blendstocks	14,545	5,636

Total refinery throughput (bpd)	70,493	73,954

Total sales volume (bpd)	80,498	73,317
Per barrel of throughput:
Refinery gross margin (1)	$11.87	$3.37
Direct operating expenses	5.20	4.58

Four Corners Refineries

	Three Months Ended
	March 31,
	2009	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	15,897	20,270
Diesel and jet fuel	7,459	8,637
Other	998	1,179

Total refinery production (bpd)	24,354	30,086

Refinery throughput (bpd)
Sweet crude oil	24,475	27,609
Other feedstocks/blendstocks	764	3,497

Total refinery throughput (bpd)	25,239	31,106

Total sales volume (bpd)	34,827	49,054
Per barrel of throughput:
Refinery gross margin	$18.37	$6.39
Direct operating expenses	10.01	8.72
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended March 31, 2009, were $1,292.7 million, compared to $2,563.1 million for the three months ended March 31, 2008, a decrease of $1,270.4 million, or 49.6%. This decrease was primarily the result of lower sales prices for refined products. The average sales price per barrel decreased from $105.85 in the first quarter of 2008, to $55.13 in the first quarter of 2009, a decrease of 47.9%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $1,012.1 million for the three months ended March 31, 2009, compared to $2,445.3 million for the three months ended March 31, 2008, a decrease of $1,433.2 million, or 58.6%. This decrease was primarily the result of lower crude oil costs. The average cost per barrel decreased from $97.45 in the first quarter of 2008, to $37.83 in the first quarter of 2009, a decrease of 61.2%. Refinery gross margin per throughput barrel increased from $5.60 in the first quarter of 2008 to $13.59 in the first quarter of 2009, reflecting higher refining margins. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $12.25 and $4.55 for the three months ended March 31, 2009 and 2008, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $105.4 million for the three months ended March 31, 2009, compared to $113.9 million for the three months ended March 31, 2008, a decrease of $8.5 million, or 7.5%. This decrease primarily resulted from decreased general maintenance costs ($7.7 million), decreased transportation expenses due to the transfer of the fleet of trucks to the wholesale group ($6.8 million), decreased natural gas expense ($3.5 million) and decreased environmental expenses ($2.3 million). These decreases were partially offset by increased chemicals and catalysts ($4.1 million), increased personnel costs ($3.3 million), increased electricity expense ($3.2 million) and insurance expense ($0.8 million).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $10.6 million for the three months ended March 31, 2009, compared to $9.2 million for the three months ended March 31, 2008, an increase of $1.4 million, or 15.2%. This increase primarily resulted from increased bad debt expense ($1.1 million), increased project costs ($0.9 million) and increased personnel costs ($0.3 million). These increases were partially offset by decreased professional and legal fees ($0.5 million).

     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the quarter ended March 31, 2009, we incurred costs of $0.1 million in anticipation of a turnaround currently scheduled for the first or second quarter of 2010 at the Yorktown refinery. During the quarter ended March 31, 2008, we incurred costs of $1.0 million in anticipation of the turnaround performed in the fourth quarter of 2008 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2009, was $29.2 million, compared to $22.1 million for the three months ended March 31, 2008. This increase was primarily due to the completion of various capital projects at the El Paso refinery and Yorktown refinery including the hydrogen plant, the acid and sulfur gas facilities, the low sulfur gasoline project and the flare gas recovery system.
     Operating Income (Loss). We reported operating income of $135.2 million for the three months ended March 31, 2009, compared to a $28.3 million operating loss for the three months ended March 31, 2008, an increase of $163.5 million. This increase was attributable primarily to increased refinery gross margins in the first quarter of 2009 compared to the first quarter of 2008.
Retail Segment

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$132,676	$189,409
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	111,322	170,549
Direct operating expenses (exclusive of depreciation and amortization)	15,799	15,856
Selling, general and administrative expenses	1,467	1,247
Depreciation and amortization	2,273	1,886

Total operating costs and expenses	130,861	189,538

Operating income (loss)	$1,815	$(129)

Operating Data:
Fuel gallons sold (in thousands)	49,303	51,483
Fuel margin per gallon (1)	$0.16	$0.12
Merchandise sales	$43,938	$42,153
Merchandise margin (2)	28.0%	27.3%
Operating retail outlets at period end	152	155

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per gallon data)
Net Sales:
Fuel sales	$97,659	$160,447
Excise taxes included in fuel revenues	(15,167)	(19,878)
Merchandise sales	43,938	42,153
Other sales	6,246	6,687

Net sales	$132,676	$189,409

Cost of Products Sold:
Fuel cost of products sold	$89,978	$154,457
Excise taxes included in fuel cost of products sold	(15,167)	(19,878)
Merchandise cost of products sold	31,655	30,636
Other cost of products sold	4,856	5,334

Cost of products sold	$111,322	$170,549

Fuel margin per gallon (1)	$0.16	$0.12

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold.

(2)	Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the convenience store industry to measure operating results related to merchandise sales.
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the three months ended March 31, 2009, were $132.7 million, compared to $189.4 million for the three months ended March 31, 2008, a decrease of $56.7 million, or 29.9%. This decrease was primarily due to a decrease in the sales price of gasoline and diesel fuel. The average sales price per gallon decreased from $3.12 in the first quarter of 2008, to $1.98 in the first quarter of 2009.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $111.3 million for the three months ended March 31, 2009, compared to $170.5 million for the three months ended March 31, 2008, a decrease of $59.2 million, or 34.7%. This decrease was primarily due to decreased costs of gasoline and diesel fuel. Average fuel cost per gallon decreased from $3.00 in the first quarter of 2008, to $1.82 in the first quarter of 2009.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes and environmental compliance costs. Direct operating expenses were $15.8 million for the three months ended March 31, 2009, compared to $15.9 million for the three months ended March 31, 2008, a decrease of $0.1 million, or 0.6%.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $1.5 million for the three months ended March 31, 2009, compared to $1.2 million for the three months ended March 31, 2008, an increase of $0.3 million, or 25.0%. This increase was primarily due to increased personnel costs ($0.4 million).

     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2009, was $2.3 million, compared to $1.9 million for the three months ended March 31, 2008, an increase of $0.4 million, or 21.1%.
     Operating Income (Loss). Operating income for the three months ended March 31, 2009, was $1.8 million, compared to an operating loss of $0.1 million for the three months ended March 31, 2008, an increase of $1.9 million. This increase was primarily due to higher fuel margins in the first quarter of 2009 compared to the same period in 2008.
Wholesale Segment

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$331,011	$475,575
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	309,670	458,030
Direct operating expenses (exclusive of depreciation and amortization)	14,008	9,154
Selling, general and administrative expenses	4,758	4,196
Depreciation and amortization	1,414	1,156

Total operating costs and expenses	329,850	472,536

Operating income	$1,161	$3,039

Operating Data:
Fuel gallons sold (in thousands)	199,100	159,475
Fuel margin per gallon (1)	$0.07	$0.08
Lubricant sales	$31,787	$38,912
Lubricant margin (2)	8.9%	11.4%

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per gallon data)
Net Sales:
Fuel sales	$349,211	$480,770
Excise taxes included in fuel sales	(56,714)	(47,569)
Lubricant sales	31,787	38,912
Other sales	6,727	3,462

Net sales	$331,011	$475,575

Cost of Products Sold:
Fuel cost of products sold	$334,923	$468,790
Excise taxes included in fuel sales	(56,714)	(47,569)
Lubricant cost of products sold	28,973	34,457
Other cost of products sold	2,488	2,352

Cost of products sold	$309,670	$458,030

Fuel margin per gallon	$0.07	$0.08

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold.

(2)	Lubricant margin is a measurement calculated by dividing the difference between lubricant sales and lubricant cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants and freight. Net sales for the three months ended March 31, 2009, were $331.0 million, compared to $475.6 million for the three months ended March 31, 2008, a decrease of $144.6 million, or 30.4%. This decrease was primarily due to a decrease in sales price of refined products. The average sales price per gallon decreased from $3.02 in the first quarter of 2008, to $1.75 in the first quarter of 2009. This decrease was partially offset by increased volumes sold.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants and delivery freight. Cost of products sold was $309.7 million for the three months ended March 31, 2009, compared to $458.0 million for the three months ended March 31, 2008, a decrease of $148.3 million, or 32.4%. This decrease was primarily due to decreased costs of refined products. The average cost per gallon decreased from $2.94 in the first quarter of 2008, to $1.68 in the first quarter of 2009. This decrease was partially offset by increased volumes purchased.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes and environmental compliance costs. Direct operating expenses were $14.0 million for the three months ended March 31, 2009, compared to $9.2 million for the three months ended March 31, 2008, an increase of $4.8 million, or 52.2%. This increase primarily resulted from increased transportation expenses due to the transfer of the fleet of trucks from the refining group ($6.8 million). This increase was partially offset by decreased fuel expense due to lower prices ($1.5 million) and decreased maintenance and repairs ($0.6 million).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $4.8 million for the three months ended March 31, 2009, compared to $4.2 million for the three months ended March 31, 2008, an increase of $0.6 million, or 14.3%. This increase primarily resulted from an increase in bad debt expense ($0.8 million).
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2009 was $1.4 million compared to $1.2 million for the same period in 2008.
     Operating Income. Operating income for the three months ended March 31, 2009, was $1.2 million, compared to $3.0 million for the three months ended March 31, 2008, a decrease of $1.8 million, or 60.0%. This decrease primarily resulted from increased direct operating expenses partially offset by higher fuel margins due to higher volumes sold in the first quarter of 2009, compared to the same period in 2008.

Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash flows provided by operating activities	$96,840	$68,642
Cash flows used in investing activities	(38,655)	(70,553)
Cash flows used in financing activities	(63,773)	(247,328)

Net decrease in cash and cash equivalents	$(5,588)	$(249,239)

Cash Flows Provided by Operating Activities
     Net cash provided by operating activities for the three months ended March 31, 2009, was $96.8 million. The most significant providers of cash were our net income ($58.9 million) and adjustments to net income for non-cash items such as depreciation and amortization ($34.2 million), the loss on disposal of assets ($0.3 million), deferred income taxes ($26.9 million), amortization of loan fees ($1.6 million), and stock-based compensation ($1.0 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($26.1 million).
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
Cash Flows Used in Investing Activities
     Net cash used in investing activities for the three months ended March 31, 2009, was $38.7 million (including capitalized interest of $3.8 million), all relating to capital expenditures. Capital spending for the first quarter of 2009 included spending on the low sulfur gasoline project ($22.9 million) and the diesel hydrotreater revamp project ($1.1 million) at our El Paso refinery, and several other improvement and regulatory projects for our refining group. In addition, our total capital spending included projects for our retail group ($0.5 million) and our corporate group ($0.2 million). We currently expect to spend approximately $155.0 million (excluding capitalized interest) in capital expenditures for all of 2009.
     Net cash used in investing activities for the three months ended March 31, 2008, was $70.6 million (including capitalized interest of $3.0 million), all relating to capital expenditures. Total capital spending for the first quarter of 2008 included spending on the low sulfur gasoline project ($8.1 million), the naphtha hydrotreater ($4.0 million), crude unit upgrades ($3.4 million), a new laboratory ($2.8 million), and the acid and sulfur gas facilities ($2.7 million) at our El Paso refinery, the low sulfur gasoline project at our Yorktown refinery ($21.2 million), and several other improvement and regulatory projects.
Cash Flows Used in Financing Activities
     Net cash used in financing activities for the three months ended March 31, 2009, was $63.8 million. Cash used in financing activities for the first quarter of 2009 included a net decrease to our revolving credit facility ($60.0 million), principal payments on our term loan ($3.3 million), and the repurchases of common stock to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan ($0.5 million).

     Net cash used in financing activities for the three months ended March 31, 2008, was $247.3 million. Cash used in financing activities for the first quarter of 2008 included a net decrease to our revolving credit facility ($237.0 million), dividends paid ($4.1 million), a payment to our term loan ($3.3 million), and the repurchases of common stock to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan ($1.1 million).
Working Capital
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and our revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Our refining margins were extremely volatile in 2008. For the first quarter of 2008 our refining margins deteriorated due to substantial increases in feedstock costs and lower increases in gasoline prices and lower value products such as asphalt. As a result, our earnings and cash flows were negatively impacted during that quarter. Our refining margins were higher throughout much of the first quarter of 2009 as a result of refined product prices, particularly gasoline, increasing faster than the price of crude oil. Also in the first quarter of 2009, as a result of increasing market prices of crude oil, blendstocks and refined products, we had a net change in the LCM reserve from December 31, 2008 to March 31, 2009 of $11.0 million to value our Yorktown inventories to net realizable market values, which decreased cost of products sold and increased refinery gross margin. If our margins deteriorate significantly, or if our earnings and cash flows suffer for any other reason, we could be unable to comply with the financial covenants set forth in our credit facilities (described below). If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, in order to operate our business.
     We are currently considering several alternatives in order to improve our capital structure by increasing our cash balances and/or reducing or refinancing a portion of our existing debt. These alternatives include various strategic initiatives and potential asset sales as well as public or private equity or debt financings. In light of current market conditions, we are not optimistic about the sale of any assets in the near term. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We can give no assurances that we will be able to sell any of our assets or to obtain additional financing on terms acceptable to us, or at all. However, in light of our current operations and outlook as of the date hereof, and despite the current conditions in the overall economy and the credit and capital markets, we do not presently anticipate encountering any liquidity issues in satisfying our working capital requirements in 2009 or any problems complying with the financial covenants in our credit facilities in 2009.
     In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I. — Item 1A. “Risk Factors” in our 2008 Form 10-K and elsewhere in this report.
     Working capital at March 31, 2009, was $335.7 million, consisting of $839.9 million in current assets and $504.2 million in current liabilities. In addition, as of March 31, 2009, the gross availability under the 2007 Revolving Credit Agreement was $361.9 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. As of March 31, 2009, we had net availability under the 2007 Revolving Credit Agreement and the 2008 L/C Credit agreement of $112.4 million due to $249.5 million in letters of credit outstanding and no outstanding direct borrowings. Working capital at December 31, 2008, was $314.5 million, consisting of $815.2 million in current assets and $500.7 million in current liabilities. As of December 31, 2008, we had net availability of $124.1 million under our 2007 Revolving Credit Agreement and 2008 L/C Credit Agreement. On May 1, 2009, we had net availability under the 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement of $134.4 million due to $248.3 million in letters of credit outstanding and no outstanding direct borrowings.

Indebtedness
     Term Loan Credit Agreement. The Term Loan Credit Agreement, or Term Loan, has a maturity date of May 30, 2014 and provides for loans of up to $1,400.0 million. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually for the next five years with the remaining balance due on the maturity date. We made principal payments on the Term Loan of $3.3 million in the first quarter of 2009 and $13.0 million in 2008. The average interest rates under the Term Loan for the first quarter of 2009 and 2008 were 8.88% and 5.53%, respectively. As of March 31, 2009, the interest rate under the Term Loan was 8.25%. The Term Loan is secured by our fixed assets, including our refineries.
     2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of us and our subsidiaries, to finance working capital and capital expenditures and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. As of March 31, 2009, the gross availability under the 2007 Revolving Credit Agreement was $361.9 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. As of March 31, 2009, we had net availability under the 2007 Revolving Credit Agreement and the 2008 Letter of Credit, or L/C, Credit agreement (described below) of $112.4 million due to $249.5 million in letters of credit outstanding and no outstanding direct borrowings. As of May 1, 2009, we had net availability under the 2007 Revolving Credit Agreement and the 2008 L/C Credit Agreement of $134.4 million due to $248.3 million in letters of credit outstanding and no outstanding direct borrowings. The average interest rates under the 2007 Revolving Credit Agreement for the quarter ended March 31, 2009 and 2008 were 5.50% and 6.77%, respectively. At March 31, 2009, the interest rate under the 2007 Revolving Credit Agreement was 5.50%.
     2008 L/C Credit Agreement. The 2008 L/C Credit Agreement provides for a letter of credit facility not to exceed $80 million, subject to a borrowing base availability based upon eligible receivables and inventory and can be used for general corporate purposes. The 2008 L/C Credit Agreement matures on June 30, 2009 and we do not intend to renew it after this date. The 2008 L/C Credit Agreement is secured by certain cash, accounts receivable and inventory. Letters of credit can only be issued under the 2008 L/C Credit Agreement if the net availability under the 2007 Revolving Credit Agreement is less than or equal to $120 million, subject to limited exceptions. At March 31, 2009, there were no letters of credit outstanding under the 2008 L/C Credit Agreement.
     Guarantees. The Term Loan, the 2007 Revolving Credit Agreement, and the 2008 L/C Credit Agreement, or together, the Agreements, are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.
     Certain Covenants in Agreements. The Agreements contain certain covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage, maximum leverage and minimum EBITDA. Pursuant to the Agreements, we have also agreed to not pay cash dividends on our common stock through 2009. We were in compliance with all applicable covenants set forth in the Agreements at March 31, 2009. The following table sets forth the financial covenants on minimum interest coverage (as defined therein), maximum consolidated leverage (as defined therein), and maximum consolidated senior leverage (as defined therein) for 2009 by quarter:

	Minimum		Maximum
	Consolidated	Maximum	Consolidated
Fiscal Quarter	Interest	Consolidated	Senior
Ending	Coverage Ratio	Leverage Ratio	Leverage Ratio
March 31, 2009	1.50 to 1.00	5.00 to 1.00	4.50 to 1.00
June 30, 2009	1.75 to 1.00	4.75 to 1.00	4.25 to 1.00
September 30, 2009	2.00 to 1.00	4.50 to 1.00	4.00 to 1.00
December 31, 2009	2.50 to 1.00	4.00 to 1.00	3.50 to 1.00
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 31, 2009.
Fair Value Measurement
     On January 1, 2008, we adopted the provisions of SFAS No. 157 for our financial assets and liabilities. SFAS No. 157, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. On January 1, 2009, we adopted the provisions of SFAS No. 157 for our nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations, and had no impact on methodologies we use in measuring the fair value of our assets and liabilities.
     We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of March 31, 2009, we held approximately 8.5 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $56.22 per barrel. As of March 31, 2009, aggregated LIFO costs exceeded the current cost of our crude oil, refined product and other feedstock and blendstock inventories by $37.7 million, net of an LCM reserve of $50.0 million to value our Yorktown inventories to net realizable market values.
     In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all commodity futures contracts, price swaps, and options are recorded at fair value and any changes in fair value between periods are recorded in the other income (expense) section of our Statement of Operations as gain (loss) from derivative activities.

     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts, price swaps, or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in gain (loss) from derivative activities at the end of each period. For the three months ended March 31, 2009, we had $1.2 million in net realized and unrealized losses accounted for using mark-to-market accounting. For the three months ended March 31, 2008, we had $2.5 million in net realized and unrealized losses accounted for using mark-to-market accounting.
     At March 31, 2009, we had open commodity derivative instruments consisting of crude oil and refined products price swaps on 774,000 barrels, primarily to protect the value of certain gasoline and blendstock inventories for future quarters in 2009 and to protect the value of certain crude oil inventories. These open instruments had total unrealized net gains at March 31, 2009, of approximately $1.6 million.
     During the three months ended March 31, 2009, we did not have any commodity derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of March 31, 2009, $1,277.3 million of our outstanding debt was at prime rate plus 5% per annum. An increase in the prime rate of 1% would increase our interest expense by $12.8 million per year.
Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information
Item 1. Legal Proceedings
     In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. We also incorporate by reference the information regarding contingencies in Note 19 to the Condensed Consolidated Financial Statements set forth in Part I. — Item 1. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
     Except as set forth below, there were no material developments during the quarter in any of the legal proceedings identified in Part I. — Item 3. “Legal Proceedings” of our 2008 Form 10-K.
Methyl Tertiary Butyl Ether, or MTBE, Litigation
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
     As a result of the acquisition of Giant, certain of our subsidiaries were defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida and New Mexico. We and our subsidiaries have reached settlement agreements regarding most of these lawsuits, including the New Mexico suit. After these settlement agreements, there are currently a total of twelve lawsuits pending in New York, New Hampshire and New Jersey. The settlements referenced above were not material individually or in the aggregate to our business, financial condition or results of operations.
Other Matters
     On February 25, 2008, our subsidiary that operates pipelines had Protests filed against its tariffs for its 16-inch pipeline running from Lynch, New Mexico to Bisti, New Mexico and connecting to Midland, Texas before the FERC by Resolute Natural Resources Company and Resolute Aneth, LLC, or Resolute, the Navajo Nation and Navajo Nation Oil & Gas Company, or NNOG. On March 7, 2008, the Federal Energy Regulatory Commission, or FERC, dismissed these Protests. Resolute and NNOG then filed a request for reconsideration with the FERC, which the FERC denied confirming its earlier dismissal of these Protests. Resolute and NNOG have appealed this ruling to the United States Court of Appeals for the D.C. Circuit. Resolute and NNOG have now moved to dismiss their appeals.
     A lawsuit has been filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who allege the Bureau of Indian Affairs, or BIA, acted improperly in approving certain rights-of-way on land allotted to the individual Plaintiffs by the Navajo Nation, Arizona, New Mexico and Utah, or Navajo Nation. The lawsuit names us and numerous other defendants, or collectively the Right-of-Way Defendants, and seeks imposition of a constructive trust and asserts these Right-of-Way Defendants are in trespass on the Allottee’s lands. We intend to vigorously defend this lawsuit.
     We intend to vigorously defend the above mentioned lawsuits. Because potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable and we cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, we have not recorded a liability for these pending lawsuits.

Item 1A. Risk Factors
      A discussion of the risks we face can be found in our 2008 Form 10-K under Part I. — Item 1A. “Risk Factors.” As of the date hereof, there have been no material change, to the risk factors set forth in our 2008 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of
			Shares Purchased	Maximum Number of
		Average Price	as Part of a	Shares that May Yet
	Total Number	Paid per Share	Publicly	Be Purchased Under
	of Shares	(Including	Announced	the Plans or
Period	Purchased	Commissions)	Program	Programs
January 1 to January 31, 2009 (1)	17,718	$11.15	N/A	N/A
February 1 to February 28, 2009	—	—	N/A	N/A
March 1 to March 31, 2009 (1)	25,172	12.96	N/A	N/A

Total	42,890	12.21	N/A	N/A

(1)	These repurchases were in private transactions directly with certain of our employees to provide funds to satisfy payroll withholding taxes for such employees in connection with the vesting of restricted shares awarded under our Long-Term Incentive Plan. The repurchased shares are now held by us as treasury shares.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke Gary R. Dalke	Chief Financial Officer (Principal Financial Officer)	May 8, 2009