Form 10-Q
period 2009-06-30
Western Refining, Inc.
filed 2009-08-07
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32721
WESTERN REFINING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3472415 (I.R.S. Employer Identification No.)

123 W. Mills Ave., Suite 200 El Paso, Texas	79901 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (915) 534-1400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2009, there were 88,714,805 shares outstanding, par value $0.01, of the registrant’s common stock.

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
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	our ability to realize the synergies from our acquisition of Giant Industries, Inc., or Giant;

•	higher than expected costs or expenses arising from the Giant acquisition;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	conditions in the capital markets;

•	our ability to consummate certain asset sales in the near term or ever;

•	our ability to raise additional funds for our working capital needs in the public or private debt or equity markets;

•	adverse changes in our crude oil, finished products and other suppliers’ view as to our creditworthiness;

•	worsening of the current economic crisis in the United States and instability and volatility in the financial markets;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	an adverse result in the lawsuit brought against our subsidiary, Western Refining Yorktown, Inc., by Statoil Marketing and Trading (USA), Inc. regarding our declaration of force majeure under our crude oil supply agreement with them;

ii

•	changes in crack spreads;

•	changes in the sweet/sour spread;

•	crude oil pricing differentials;

•	changes in the spread between West Texas Intermediate crude oil and Dated Brent crude oil;

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption and pipeline disruptions, at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, safety, tax and other laws, policies and regulations and enforcement initiatives;

•	rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism and other matters beyond our control; and

•	other factors discussed in more detail under Part I. — Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, or 2008 10-K, which are incorporated herein by this reference, and in Part II. — Item 1. “Legal Proceedings” and Part II. — Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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

iii

Part I
Financial Information
Item 1. Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$66,455	$79,817
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $4,502 and $2,516, respectively	276,151	215,275
Inventories	428,319	425,536
Prepaid expenses	85,329	53,497
Other current assets	59,038	41,122

Total current assets	915,292	815,247
Property, plant and equipment, net	1,835,278	1,851,048
Goodwill	—	299,552
Other assets, net of amortization	118,120	110,945

Total assets	$2,868,690	$3,076,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$385,251	$321,701
Accrued liabilities	98,009	121,961
Current deferred income tax liability, net	46,597	44,064
Current portion of long-term debt	13,000	13,000

Total current liabilities	542,857	500,726

Long-term liabilities:
Long-term debt, net of current portion	1,057,710	1,327,500
Deferred income tax liability, net	421,173	350,525
Postretirement and other liabilities	61,923	86,552

Total long-term liabilities	1,540,806	1,764,577

Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 88,664,294 and 68,426,994 shares issued, respectively	887	684
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	579,136	373,118
Retained earnings	229,148	477,537
Accumulated other comprehensive loss, net of tax	(2,727)	(19,006)
Treasury stock, 694,134 and 646,903 shares, respectively, at cost	(21,417)	(20,844)

Total stockholders’ equity	785,027	811,489

Total liabilities and stockholders’ equity	$2,868,690	$3,076,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$1,583,545	$3,352,463	$2,951,743	$5,903,534
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,357,071	3,104,022	2,403,686	5,506,868
Direct operating expenses (exclusive of depreciation and amortization)	123,940	133,418	257,478	266,339
Selling, general and administrative expenses	27,160	27,993	62,178	57,551
Goodwill impairment loss	299,552	—	299,552	—
Maintenance turnaround expense	3,218	255	3,322	1,210
Depreciation and amortization	40,417	27,752	74,657	53,349

Total operating costs and expenses	1,851,358	3,293,440	3,100,873	5,885,317

Operating income (loss)	(267,813)	59,023	(149,130)	18,217
Other income (expense):
Interest income	37	381	180	952
Interest expense	(27,968)	(20,121)	(55,023)	(38,685)
Amortization of loan fees	(1,483)	(856)	(3,037)	(1,681)
Write-off of unamortized loan fees	(9,047)	(10,890)	(9,047)	(10,890)
Loss from derivative activities	(11,309)	(11,367)	(12,525)	(13,848)
Other income (expense)	3,711	(58)	4,633	934

Income (loss) before income taxes	(313,872)	16,112	(223,949)	(45,001)
Provision for income taxes	6,555	(7,922)	(24,440)	12,790

Net income (loss)	$(307,317)	$8,190	$(248,389)	$(32,211)

Net earnings (loss) per share:
Basic	$(4.20)	$0.12	$(3.51)	$(0.48)
Diluted	$(4.20)	$0.12	$(3.51)	$(0.48)

Weighted average common shares outstanding:
Basic	72,561	67,746	70,202	67,663
Diluted	72,561	67,768	70,202	67,663

Cash dividends declared per share	$—	$0.06	$—	$0.06
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(248,389)	$(32,211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment loss	299,552	—
Depreciation and amortization	74,657	53,349
Amortization of loan fees	3,037	1,681
Amortization of original issuance discount	721	—
Write-off of unamortized loan fees	9,047	10,890
Stock-based compensation expense	2,319	5,062
Deferred income taxes	42,551	(12,051)
Loss from the sale of assets	198	378
Changes in operating assets and liabilities:
Accounts receivable	(60,876)	(135,864)
Inventories	(2,783)	76,532
Prepaid expenses	(31,832)	(3,620)
Other assets	(19,371)	16,971
Accounts payable	74,990	38,072
Accrued liabilities	(24,556)	21,754
Postretirement and other long-term liabilities	1,270	(4,692)

Net cash provided by operating activities	120,535	36,251

Cash flows from investing activities:
Capital expenditures	(69,728)	(116,792)
Proceeds from the sale of assets	387	225

Net cash used in investing activities	(69,341)	(116,567)

Cash flows from financing activities:
Additions to long-term debt	732,196	—
Payments on long-term debt	(904,192)	(6,500)
Common stock offering	170,914	—
Revolving credit facility, net	(60,000)	(60,000)
Deferred financing costs	(2,901)	(14,540)
Dividends paid	—	(8,182)
Repurchases of common stock	(573)	(1,138)

Net cash used in financing activities	(64,556)	(90,360)

Net decrease in cash and cash equivalents	(13,362)	(170,676)
Cash and cash equivalents at beginning of period	79,817	289,565

Cash and cash equivalents at end of period	$66,455	$118,889

Supplemental Disclosures of Cash Flow Information
Cash paid (refunded) for:
Income taxes	$(5,765)	$(65,152)
Interest	71,614	28,628

Non-cash investing and financing activities:
Decrease in accrued capital expenditures	$11,440	$—
Original issuance discounts and deferred financing costs	124,319	—
Pension plan termination adjustment, net of tax	16,144	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(307,317)	$8,190	$(248,389)	$(32,211)

Other comprehensive income (loss) items:
Defined benefit plans:
Reclassification of losses to income, net of tax expense (benefit) of $(75), $126, $80 and $53, respectively	(138)	329	135	460
Pension plan termination adjustment, net of tax expense of $9,545	16,144	—	16,144	—
Change in fair value of interest rate swap, net of tax expense of $7,932 and $273, respectively	—	14,256	—	460

Other comprehensive income, net of tax	16,006	14,585	16,279	920

Comprehensive income (loss)	$(291,311)	$22,775	$(232,110)	$(31,291)

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
     The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and operates four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day (“bpd”). In addition to the Company’s 128,000 bpd refinery in El Paso, Texas, the Company also owns and operates a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona, Albuquerque and El Paso. As of June 30, 2009, the Company also owned and operated 152 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and refined product truck transports, and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     The Company’s operations include three business segments: the refining group, the retail group, and the wholesale group. See Note 3, “Segment Information” for a further discussion of the Company’s business segments.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. The volatility in crude oil prices and refining margins also contributed to the variability of the Company’s results of operations between 2009 and 2008. In addition, the current state of the economy and other factors resulted in lower refining margins in the second quarter of 2009 as compared to the first quarter of 2009.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The Company evaluated subsequent events for recording and disclosure through August 7, 2009. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period.
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
Recent Accounting Pronouncements
     On June 29, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”), to provide a source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants, such as the Company. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As of this date, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.
     On April 1, 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 modifies SFAS No. 141(R), Business Combinations, to provide that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements of SFAS No. 5, Accounting for Contingencies. In periods after the acquisition date, an acquirer shall account for contingent assets and liabilities that were not recognized at the acquisition date in accordance with other applicable GAAP, as appropriate. Items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income. FSP FAS 141(R)-1 will have no immediate impact on the Company’s financial position or results of operations.
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
     Retail Group. The Company’s retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s refining and/or wholesale groups supply the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and beverage and food products from various suppliers. At June 30, 2009, the Company’s retail group operated 152 service stations and convenience stores or kiosks located in Arizona, New Mexico and Colorado.
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
     Operations that are not included in any of the three segments mentioned above are included in the category “Other.” These operations consist primarily of corporate staff operations and other items not considered to be related to the normal business operations of the other segments. Other items of income and expense, including income taxes, are not allocated to operating segments.
     The total assets of each segment consist primarily of cash and cash equivalents; net property, plant and equipment; inventories; net accounts receivable; goodwill; and other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents; various accounts receivable; net property, plant and equipment; and other long-term assets.
     During the second quarter of 2009, in performing its annual impairment analysis, the Company determined that the entire goodwill of $299.6 million in four of its six reporting units was impaired. See Note 9, “Goodwill and Other Intangible Assets.”
     Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2009 and 2008, are presented below:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended June 30, 2009
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
			(In thousands)
Net sales to external customers	$1,106,418	$151,871	$325,256	$—	$1,583,545
Intersegment revenues (1)	412,493	5,190	61,057	—	—
Depreciation and amortization	35,234	2,610	1,397	1,176	40,417
Operating income (loss) before goodwill impairment loss	39,197	3,890	1,914	(13,262)	31,739
Goodwill impairment loss	(230,712)	(27,610)	(41,230)	—	(299,552)
Operating loss after goodwill impairment loss	(191,515)	(23,720)	(39,316)	(13,262)	(267,813)
Other income (expense), net					(46,059)

Loss before income taxes					$(313,872)

Capital expenditures	$30,166	$280	$130	$497	$31,073

(1)	Intersegment revenues of $478.7 million have been eliminated in consolidation.

	For the Six Months Ended June 30, 2009
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,063,787	$279,897	$608,059	$—	$2,951,743
Intersegment revenues (1)	747,792	9,840	109,265	—	—
Depreciation and amortization	64,476	4,883	2,811	2,487	74,657
Operating income (loss) before goodwill impairment loss	174,413	5,705	3,075	(32,771)	150,422
Goodwill impairment loss	(230,712)	(27,610)	(41,230)	—	(299,552)
Operating loss after goodwill impairment loss	(56,299)	(21,905)	(38,155)	(32,771)	(149,130)
Other income (expense), net					(74,819)

Loss before income taxes					$(223,949)

Capital expenditures	$68,038	$386	$582	$722	$69,728

Total assets, excluding goodwill, at June 30, 2009	$2,459,643	$168,985	$149,425	$90,637	$2,868,690
Goodwill	—	—	—	—	—

Total assets at June 30, 2009	$2,459,643	$168,985	$149,425	$90,637	$2,868,690

(1)	Intersegment revenues of $866.9 million have been eliminated in consolidation.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended June 30, 2008
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
			(In thousands)
Net sales to external customers	$2,515,826	$226,085	$610,552	$—	$3,352,463
Intersegment revenues (1)	743,390	13,360	95,937	—	—
Depreciation and amortization	23,787	2,124	1,351	490	27,752
Operating income (loss)	65,853	2,625	3,632	(13,087)	59,023
Other income (expense), net					(42,911)

Income before income taxes					$16,112

Capital expenditures	40,132	2,147	1,004	2,956	46,239

(1)	Intersegment revenues of $852.7 million have been eliminated in consolidation.

	For the Six Months Ended June 30, 2008
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$4,468,158	$405,244	$1,030,132	$—	$5,903,534
Intersegment revenues (1)	1,346,837	23,610	159,289	—	—
Depreciation and amortization	45,583	4,010	2,764	992	53,349
Operating income (loss)	38,397	2,496	5,874	(28,550)	18,217
Other income (expense), net					(63,218)

Loss before income taxes					$(45,001)

Capital expenditures	105,047	4,875	3,296	3,574	116,792

Total assets, excluding goodwill, at June 30, 2008	$2,611,792	$178,430	$246,875	$139,015	$3,176,112
Goodwill	248,343	27,610	23,599	—	299,552

Total assets at June 30, 2008	$2,860,135	$206,040	$270,474	$139,015	$3,475,664

(1)	Intersegment revenues of $1,529.7 million have been eliminated in consolidation.
4. Fair Value Measurement
     On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for its financial assets and liabilities. SFAS No. 157, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. On January 1, 2009, the Company adopted the provisions of SFAS No. 157 for its nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or results of operations, and had no impact on methodologies used by the Company in measuring the fair value of its assets and liabilities.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     For cash, trade receivables and accounts payable, the fair value approximated carrying value at June 30, 2009. The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2009, and the basis for that measurement:

		Fair Value Measurement at June 30, 2009 Using
		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Carrying Value at	Liabilities	Observable Inputs	Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Money market accounts	$56,960	$56,960	$—	$—
Derivative contracts	348	—	348	—
Nonfinancial assets:
Goodwill	—	—	—	—
     The following is a reconciliation of the beginning and ending balances of the Company’s goodwill measured at fair value on a recurring basis using unobservable inputs (Level 3):

2009
(In thousands)
Balance at December 31, 2008	$299,552
Transfers into Level 3	—
Loss in fair value recognized in income	(299,552)

Balance at June 30, 2009	$—

     The Company’s long-term debt is measured on a non-recurring basis. As of June 30, 2009, its fair value measurement using significant other observable inputs (Level 2) was $985.6 million.
5. Inventories
     Inventories were as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Refined products (1)	$175,365	$171,394
Crude oil and other feedstocks/blendstocks	241,305	286,809
Lubricants	12,207	17,081
Convenience store merchandise	11,138	11,257

	440,015	486,541
LCM reserve	(11,696)	(61,005)

Inventories	$428,319	$425,536

(1)	Includes $16.1 million and $8.3 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at June 30, 2009 and December 31, 2008, respectively.
     The Company values its crude oil, other raw materials and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by the Company’s retail and

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
wholesale groups, refined products inventories are valued under the LIFO valuation method. Lubricants are valued under the FIFO valuation method and convenience store merchandise is valued under the retail inventory method.
     As of June 30, 2009 and December 31, 2008, refined products valued under the LIFO method and crude oil and other raw materials totaled 7.0 million barrels and 8.0 million barrels, respectively. At June 30, 2009, the excess of the current cost of the Company’s crude oil, refined product and other feedstock and blendstock inventories over LIFO cost was $84.4 million, including the LCM reserve of $11.7 million. At December 31, 2008, aggregated LIFO costs exceeded the current cost of the Company’s crude oil, refined product and other feedstock and blendstock inventories by $25.6 million, net of the LCM reserve of $61.0 million. The net effect of the change in the LCM reserve to value the Company’s Yorktown inventories to net realizable market values on the Company’s Condensed Consolidated Statement of Operations is summarized in the table below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
	(In thousands, except per share amount)
Operating income	$38,353	$49,309
Net income	20,787	33,382

Earnings per diluted share	$0.29	$0.48
     During the first and second quarter of 2008, the Company recorded LIFO liquidations caused by permanent decreased levels in inventories that were consistent with the Company’s expectations of year-end inventory levels of certain refined products. The effect of these liquidations increased gross profit by $46.9 million, net income by $23.8 million and earnings per diluted share by $0.35 for the three months ended June 30, 2008. The effect of these liquidations increased gross profit by $50.0 million, net income by $35.8 million and earnings per diluted share by $0.53 for the six months ended June 30, 2008. There were no LIFO liquidations during the first half of 2009.
     Average LIFO cost per barrel prior to LCM adjustments of the Company’s refined product and crude oil and other feedstock and blendstock inventories as of June 30, 2009 and December 31, 2008 is shown below:

	June 30, 2009			December 31, 2008
	(In thousands, except cost per barrel)
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
Refined products	2,551	$159,302	$62.45	2,609	$163,092	$62.51
Crude oil and other feedstocks/blendstocks	4,442	241,305	54.32	5,369	286,809	53.42

	6,993	$400,607	57.29	7,978	$449,901	56.39

6. Prepaid Expenses
     Prepaid expenses consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Prepaid crude oil and other raw materials	$62,256	$27,074
Prepaid insurance and other	23,073	26,423

Prepaid expenses	$85,329	$53,497

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Other Current Assets
     Other current assets were as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Materials and chemicals inventories	$34,601	$31,671
Income taxes (prepaid and receivable, respectively)	18,762	7,021
Derivative activities receivable	4,233	610
Spare parts inventories	836	946
Other	606	874

Other current assets	$59,038	$41,122

8. Property, Plant and Equipment Property, plant and equipment were as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Refinery facilities and related equipment	$1,748,600	$1,530,424
Pipelines, terminals and transportation equipment	93,146	93,130
Retail and wholesale facilities and related equipment	181,584	179,376
Other	19,108	20,304
Construction in progress	57,840	223,467

	2,100,278	2,046,701
Accumulated depreciation	(265,000)	(195,653)

Property, plant and equipment, net	$1,835,278	$1,851,048

     The Company owns a pipeline that runs from Southeast New Mexico to Northwest New Mexico. The pipeline can transport crude oil from Southeast New Mexico to the Four Corners region and south from Lynch, New Mexico to Jal, New Mexico. This pipeline, combined with rail deliveries, is capable of providing enough feedstock for the two Four Corners refineries to run at increased capacity rates. Based on lower product demand in the Four Corners area, the Company’s crude oil has been removed from the pipeline and it is not being currently used to deliver crude to the Company’s Four Corners refineries. Portions of the pipeline are currently used to transport crude for unrelated third parties. The Company will continue to evaluate future demand and alternative sources of crude oil to determine when this pipeline will be returned to full service.
     Depreciation expense was $39.3 million and $72.3 million for the three and six months ended June 30, 2009, and $26.4 million and $50.9 million for the three and six months ended June 30, 2008, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Goodwill and Other Intangible Assets
     The Company’s policy is to test goodwill for impairment annually or more frequently if indications of impairment exist. The Company’s annual impairment test was performed as of June 30, 2009. The performance of the test is a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.
     The Company’s impairment testing of its goodwill in Step 1 is based on the estimated fair value of its reporting units. This estimated fair value is determined based on discounted expected future cash flows supported by various other market-based valuation methods including market capitalization, EBITDA multiples, and refining complexity barrels. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The market capitalization model is sensitive to changes in the Company’s traded stock price. The EBITDA and complexity barrel models are sensitive to changes in recent historical results of operations within the refining industry. The Company compares and contrasts the results of the various valuation models to determine if impairment exists at the end of a reporting period. The estimates and assumptions used in determining fair value of each reporting unit require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions.
     From the first to the second quarter of 2009, there was a decline in margins within the refining industry as well as a downward change in industry analysts’ forecasts for the remainder of 2009 and 2010. This, along with other negative financial forecasts released by independent refiners during the latter part of the second quarter of 2009, contributed to declines in common stock trading prices within the independent refining sector, including declines in the Company’s common stock trading price. As a result, the Company’s equity market capitalization fell below the net book value of the Company’s assets. Through August 7, 2009, the trading price of the Company’s stock has experienced further reductions.
      The Company has completed Step 1 of the impairment test and has concluded that impairment exists. The Company is in the process of conducting the Step 2 analysis; however, that analysis remains incomplete as of the date of these financial statements. The Company will complete the Step 2 analysis during the third quarter of 2009. Based on the preliminary Step 2 analysis, the Company has concluded that all of the goodwill in four of its six reporting units was impaired. The total impact of the goodwill impairments in the three and six months ended June 30, 2009, was a non-cash charge of $299.6 million. There were no such impairments in the three and six months ended June 30, 2008. This provisional impairment adjustment will be revised, if necessary, during the third quarter of 2009. Any adjustments to the Company’s preliminary estimates as a result of completing the Step 2 analysis will result in a reduction of the $299.6 million impairment and will be recorded and disclosed in the financial statements in the Company’s Form 10-Q for the quarter ended September 30, 2009. Management believes any adjustment to this preliminary charge will not be material; however, until such time as the Step 2 analysis is complete any potential changes are uncertain.
     A summary of intangible assets that are included in “Other assets, net of amortization” in the Condensed Consolidated Balance Sheets is presented in the table below:

	June 30, 2009			December 31, 2008
	Gross		Net	Gross		Net	Weighted Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization Period
	Value	Amortization	Value	Value	Amortization	Value	(Years)
			(In thousands)
Amortizable assets:
Licenses and permits	$52,673	$(8,604)	$44,069	$51,829	$(6,563)	$45,266	13.2
Customer relationships	6,300	(675)	5,625	6,300	(465)	5,835	15.0
Right-of-ways	4,201	(793)	3,408	4,201	(683)	3,518	19.0
Other	915	(292)	623	915	(156)	759	11.7

	64,089	(10,364)	53,725	63,245	(7,867)	55,378

Unamortizable assets:
Trademarks	5,300	—	5,300	5,300	—	5,300
Liquor licenses	15,749	—	15,749	15,700	—	15,700

	$85,138	$(10,364)	$74,774	$84,245	$(7,867)	$76,378

     Intangible asset amortization expense for the three and six months ended June 30, 2009, was $1.2 million and $2.4 million, respectively, based upon estimated useful lives ranging from 2 to 20 years. Intangible asset amortization expense for the three and six months ended June 30, 2008, was $1.4 million and $2.5 million,

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
respectively. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows (in thousands):

2009 remainder	$2,501
2010	4,945
2011	4,973
2012	4,948
2013	4,863
2014	4,673
10. Accrued Liabilities
     Accrued liabilities consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Payroll and related costs	$36,272	$39,111
Excise taxes	30,991	36,050
Environmental reserve	8,493	9,569
Property taxes	8,123	15,354
Interest	4,246	12,661
Other	9,884	9,216

Total	$98,009	$121,961

11. Long-Term Debt
     The Company’s long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $27,698	$297,302	$—
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $21,842	253,158	—
5.75% Senior Convertible Notes, due 2014, net of unamortized discount of $56,058	143,942	—
Term Loan, due 2014	376,308	1,280,500
2007 Revolving Credit Agreement	—	60,000

Total long-term debt	1,070,710	1,340,500
Current portion of long-term debt	(13,000)	(13,000)

Long-term debt, net of current portion	$1,057,710	$1,327,500

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Interest and other financing expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Interest incurred	$29,333	$21,579	$60,174	$43,144
Capitalized interest	(1,365)	(1,458)	(5,151)	(4,459)

Total interest expense	$27,968	$20,121	$55,023	$38,685

     Senior Secured Notes. On June 12, 2009, the Company issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes (the “Fixed Rate Notes”). The second tranche consists of $275.0 million Senior Secured Floating Rate Notes (the “Floating Rate Notes,” and together with the Fixed Rate Notes, the “Senior Secured Notes”). The Fixed Rate Notes will pay interest semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2009 at a rate of 11.25% per annum and will mature on June 15, 2017. The Fixed Rate Notes may be redeemed by the Company at the Company’s option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. The Floating Rate Notes will pay interest quarterly beginning on September 15, 2009 at a per annum rate, reset quarterly, equal to 3-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50% and will mature on June 15, 2014. The interest rate on the Floating Rate Notes as of June 30, 2009 was 10.75%. The Floating Rate Notes may be redeemed by the Company at the Company’s option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter. Proceeds from the issuance of the Fixed Rate Notes were $290.7 million, net of an original issue discount of $27.8 million and underwriting discounts of $6.5 million. Proceeds from the issuance of the Floating Rate Notes were $247.5 million, net of an original issue discount of $22.0 million and underwriting discounts of $5.5 million. The Company is amortizing the original issue discounts over the life of the notes. The combined proceeds from the issuance and sale of the Senior Secured Notes were used to repay a portion of the outstanding indebtedness under the Term Loan Credit Agreement (“Term Loan”). The Senior Secured Notes are secured by the Company’s fixed assets, including its refineries.
     The Senior Secured Notes are guaranteed on a senior secured basis by all of the Company’s domestic restricted subsidiaries in existence on the date the Senior Secured Notes were issued and will be guaranteed by all future wholly-owned domestic restricted subsidiaries and by any restricted subsidiary that guarantees any of the Company’s indebtedness under credit facilities that are secured by a lien on the collateral securing the Senior Secured Notes. The Senior Secured Notes are also secured on a first-priority basis, equally and ratably with the Company’s Term Loan and any future other pari passu secured obligation, by the collateral securing the Term Loan, which consists of the Company’s fixed assets, including its refineries, and on a second-priority basis, equally and ratably with the Term Loan and any future other pari passu secured obligation, by the collateral securing the Revolving Credit Agreement, which consists of the Company’s cash, accounts receivables and inventory.
     The indenture governing the Senior Secured Notes contains covenants that limit the Company’s (and most of its subsidiaries’) ability to, among other things: (i) pay dividends or make other distributions in respect of their capital stock or make other restricted payments; (ii) make certain investments; (iii) sell certain assets; (iv) incur additional debt or issue certain preferred shares; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (vii) restrict dividends or other payments from restricted subsidiaries; and (viii) enter into certain transactions with their affiliates. These covenants are subject to a number of important limitations and exceptions. The indenture governing the Senior Secured Notes also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding Notes to be due and payable immediately.
     The Company may issue additional notes from time to time pursuant to the indenture governing the Senior Secured Notes.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Convertible Senior Notes. On June 4, 2009, the Company issued and sold $200.0 million in aggregate principal amount of its 5.75% Senior Convertible Notes due 2014 (the “Convertible Senior Notes”). The underwriters for the Convertible Senior Notes Offering exercised their overallotment option and purchased an additional $15.5 million of Convertible Senior Notes in July 2009. The Convertible Senior Notes are unsecured and will pay interest semi-annually in arrears at a rate of 5.75% per year beginning on December 15, 2009. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of the Company’s obligation upon conversion of the Convertible Senior Notes, the Company may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes in June 2009 were $194.0 million, net of underwriting discounts of $6.0 million and were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate used by the Company to determine the liability and equity components of the Convertible Senior Notes was 13.5%. As of June 30, 2009, the Company had paid an additional $0.2 million in other deferred financing costs related to the Convertible Senior Notes. The Company recorded additional paid-in capital of $33.8 million, net of deferred income taxes of $21.0 million and transaction costs of $1.7 million, related to the equity portion of this convertible debt.
     Term Loan Credit Agreement. The Term Loan has a maturity date of May 30, 2014 and it is secured by the Company’s fixed assets, including its refineries. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014 with the remaining balance due on the maturity date. The Company made principal payments on the Term Loan of $904.2 million in the first half of 2009 primarily from the net proceeds of the debt and common stock offerings in June 2009 and $6.5 million in 2008. The average interest rates under the Term Loan for the first half of 2009 and 2008 were 8.56% and 5.15%, respectively. As of June 30, 2009, the interest rate under the Term Loan was 8.25%. The Company amended the Term Loan during the second quarter of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. As a result of this amendment, the Company paid $1.9 million in amendment fees. As a result of the partial paydown of the Term Loan in June 2009, the Company expensed $9.0 million during the quarter to write-off a portion of the unamortized loan fees related to the Term Loan.
     2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of the Company and its subsidiaries, to finance working capital and capital expenditures and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. As of June 30, 2009, the gross availability under the 2007 Revolving Credit Agreement was $509.4 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. As of June 30, 2009, the Company had net availability under the 2007 Revolving Credit Agreement of $227.4 million due to $282.0 million in letters of credit outstanding and no outstanding direct borrowings. As of August 3, 2009, the Company had net availability under the 2007 Revolving Credit Agreement of $195.3 million due to $326.1 million in letters of credit outstanding and no outstanding direct borrowings. The average interest rates under the 2007 Revolving Credit Agreement for the six months ended June 30, 2009 and 2008 were 5.50% and 6.37%, respectively. At June 30, 2009, the interest rate under the 2007 Revolving Credit Agreement was 5.50%. The Company amended the 2007 Revolving Credit Agreement during the second quarter of 2009 in connection with the new debt offerings and to modify certain of the financial covenants.
     2008 L/C Credit Agreement. The 2008 L/C Credit Agreement provided for a letter of credit facility not to exceed $80 million, subject to a borrowing base availability based upon eligible receivables and inventory and could be used for general corporate purposes. The 2008 L/C Credit Agreement terminated on May 29, 2009. No amounts were outstanding under this facility at the termination date.
     Guarantees of the Term Loan and the Revolving Credit Agreement. The Term Loan and the 2007 Revolving Credit Agreement (together, the “Agreements”) are guaranteed, on a joint and several basis, by subsidiaries of

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.
     Certain Covenants in Term Loan and Revolving Credit Agreement. The Agreements contain certain covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage, maximum leverage and minimum EBITDA. Pursuant to the Agreements, the Company has also agreed to not pay cash dividends on its common stock through 2009. The Company was in compliance with all applicable covenants set forth in the Agreements at June 30, 2009.
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
12. Income Taxes
     Compared to the federal statutory rate of 35%, the effective tax rate for the three and six months ended June 30, 2009 before goodwill impairment charges was 45.8% and 32.3%, respectively. The effective tax rate for the six months ended June 30, 2009 was slightly lower than the statutory rate due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel. The Company has treated the non-cash goodwill impairment charge discretely, as it is not deductible for income tax purposes and is excluded from the tax rate.
     The Company is currently under examination by the Internal Revenue Service (“IRS”) for tax years ended December 31, 2005 and 2006, and May 31, 2007. The May 31, 2007 tax return is the final tax return for the legacy Giant Industries group. The Company expects to conclude the 2005 exam and begin the 2006 exam in the third quarter of 2009. The Company continues to work with the IRS to expedite the conclusion of these examinations. The Company does not believe the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations. The timing and results of any final determination related to the December 31, 2006 and May 31, 2007 tax returns remain uncertain.
     The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. As of June 30, 2009, the Company has recorded a liability of $6.2 million, including interest and penalties of $0.3 million for unrecognized tax benefits, of which $0.5 million would affect the Company’s effective tax rate if recognized. As the Company reasonably expects the IRS to conclude its examination of the Company’s 2005 and 2006 federal income tax returns during the next twelve months, it is reasonably possible that $5.4 million of the Company’s unrecognized tax benefits related to the deductibility of certain recurring expenses will be reversed.

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
Pension Plans
     The Company sponsors pension plans for certain employees at the El Paso and Yorktown refineries. The components of the net periodic benefit cost associated with the Company’s pension plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Net periodic benefit cost includes:
Service cost	$613	$984	$1,793	$1,968
Interest cost	428	809	1,366	1,619
Expected return on assets	(608)	(498)	(1,221)	(996)
Amortization of net loss	(215)	204	210	407
Curtailment income	(1,508)	—	(1,508)	—

Net periodic benefit cost (income)	$(1,290)	$1,499	$640	$2,998

     In connection with the negotiation of a collective bargaining agreement covering employees of the El Paso refinery, during the second quarter of 2009 the Company terminated the defined benefit plan covering certain El Paso refinery employees. Such termination is subject to regulatory approval, which may take several months. Under the agreement, the Company will pay the cash value of the accrued benefits in the benefit plan at the actuarially determined rate in effect at the time of termination or the amount shown on the covered employee’s benefit plan statement as of January 1, 2009, whichever is greater. The termination resulted in a reduction to the related pension obligation of $27.2 million, a reduction of $25.0 million to other comprehensive loss (before income taxes) and a curtailment gain of $1.5 million (before income taxes).
Postretirement Benefits
     The Company sponsors postretirement medical benefit plans for certain employees at the El Paso and Yorktown refineries. The components of net periodic benefit cost associated with the Company’s postretirement medical benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Net periodic benefit cost includes:
Service cost	$135	$88	$270	$176
Interest cost	120	119	240	238
Amortization of net gain	3	—	5	—

Net periodic benefit cost	$258	$207	$515	$414

     The Company contributed $1.6 million for the pension plan covering certain El Paso refinery employees in the six months ended June 30, 2009, and subject to the termination of the pension plan for the El Paso employees discussed above, does not expect to make any additional contributions during 2009. The Company currently does not expect to make any contributions to its pension plan for the Yorktown refinery in 2009. The Company is not

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
required to fund the postretirement medical plan for either the El Paso refinery or the Yorktown refinery on an annual basis.
14. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the six months ended June 30, 2009, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil, which qualify as normal purchases and normal sales that are exempt from the reporting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
     The Company also uses crude oil and refined products futures, swap contracts or options to mitigate the risk of change in value for a portion of its volumes subject to market prices. Under a swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and no other cash payments are made. For financial accounting purposes, when the Company enters into a derivative instrument it is either an economic hedge or a trading activity. The contract fair value is reflected on the balance sheet and the related net gain or loss is recorded as a gain (loss) from derivative activities in the statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end.
     At June 30, 2009, the Company had open commodity derivative instruments consisting of crude oil and refined products price swaps on net 497,000 barrels, primarily to protect the value of certain crude oil, gasoline and blendstock inventories for the third quarter of 2009. These open instruments had total unrealized net gains at June 30, 2009, of $0.3 million of which $0.7 million were gains and $0.4 million were losses. Open instruments with unrealized gains are reported in other current assets while open instruments with unrealized losses are reported in accrued liabilities. At December 31, 2008, the Company had open commodity instruments on 20,000 barrels. The Company did not record an unrealized gain or loss on these open positions since the fair value equaled the trade price on these swaps at December 31, 2008. The Company recognized $11.3 million and $11.4 million in net realized and unrealized losses accounted for using mark-to-market accounting for the three months ended June 30, 2009 and 2008, respectively; and a $12.5 million and $13.8 million loss for the six months ended June 30, 2009 and 2008, respectively.
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
     The Company recorded compensation expense of $1.3 million for the three months ended June 30, 2009, of which $0.3 million was included in direct operating expenses and $1.0 million in selling, general and administrative expenses. The tax benefit related to these expenses was $0.4 million for the three months ended June 30, 2009, using a blended rate of 37.17%. The aggregate fair value at the grant date of the shares vested during the three months ended June 30, 2009 was $0.7 million. The related aggregate intrinsic value of these shares was $0.3 million at the vesting date. For the three months ended June 30, 2008, stock-based compensation expense was $1.3 million of which $0.3 million was included in direct operating expenses and $1.0 million in selling, general and administrative expenses with a related tax benefit of $1.5 million. No expense was capitalized in either period.
     The Company recorded compensation expense of $2.3 million for the six months ended June 30, 2009, of which $0.5 million was included in direct operating expenses and $1.8 million in selling, general and administrative expenses. The tax benefit related to these expenses was $0.9 million for the six months ended June 30, 2009, using a blended rate of 37.17%. The aggregate fair value at the grant date of the shares vested during the six months ended June 30, 2009, was $4.2 million. The related aggregate intrinsic value of these shares was $2.9 million at the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
vesting date. For the six months ended June 30, 2008, stock-based compensation expense was $5.1 million of which $0.6 million was included in direct operating expenses and $4.5 million in selling, general and administrative expenses with a related tax benefit of $1.9 million. No expense was capitalized in either period.
     As of June 30, 2009, there were 718,580 shares of restricted stock outstanding with an aggregate fair value at grant date of $10.9 million and an aggregate intrinsic value of $5.1 million. The compensation cost of nonvested awards not recognized as of June 30, 2009, was $9.2 million, which will be recognized over a weighted average period of approximately 2.1 years. The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2009:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2008	594,260	$18.55
Awards granted	242,135	12.96
Awards vested	(203,460)	17.20
Awards forfeited	(13,059)	27.15

Nonvested at March 31, 2009	619,876	16.62
Awards granted	132,544	9.80
Awards vested	(33,840)	21.68

Nonvested at June 30, 2009	718,580	15.13

     The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of June 30, 2009, there were 2,060,126 shares of common stock reserved for future grants under this plan.
16. Stockholders’ Equity
     On June 10, 2009, the Company issued an additional 20,000,000 shares of its common stock, par value $0.01 per share at an aggregate offering price of $180.0 million. The net proceeds of this issuance were $171.0 million, net of underwriting discounts of $9.0 million. As of June 30, 2009, the Company had paid an additional $0.2 million in issuance costs related to this offering. In addition, on June 4, 2009, the Company issued and sold $200.0 million in Convertible Senior Notes and recorded additional paid-in capital of $33.8 million, net of deferred income taxes of $21.0 million and transaction costs of $1.7 million, related to the equity portion of this convertible debt. The proceeds of these issuances were used to repay a portion of the outstanding indebtedness under the Company’s Term Loan.
     During the three and six months ended June 30, 2009, the Company repurchased 4,341 and 47,231 shares, respectively, of its common stock at an aggregate cost of $0.1 million and $0.6 million, respectively. These repurchases, which were recorded as treasury stock, were made to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.
     On June 30, 2008, as part of the amendment to its credit facilities, the Company agreed not to declare or pay cash dividends to its common stockholders until after December 31, 2009.
17. Earnings Per Share
     On January 1, 2009, the Company adopted the provisions of FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The statement addresses unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 15, “Stock-Based Compensation,” the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company has granted shares of restricted stock to certain employees and outside directors of the Company. Although ownership of these shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. As a result of the adoption of FSP EITF 03-6-1, the Company applied the two-class method to determine its earnings per share for all periods presented. Under the treasury stock method, the Company had reported $0.12 basic and diluted earnings per share for the three months ended June 30, 2008, and $0.48 basic and diluted losses per share for the six months ended June 30, 2008. The Company continued to use the treasury stock method to determine the amount of fully diluted shares outstanding.
     The reconciliation between basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss)	$(307,317)	$8,190	$(248,389)	$(32,211)
Dividends paid	—	(4,099)	—	(8,182)
(Income) loss allocated to participating securities	2,748	(35)	2,108	312

Net income (loss) available to common shareholders	$(304,569)	$4,056	$(246,281)	$(40,081)

Weighted average number of common shares outstanding:
Basic number of common shares outstanding	72,561	67,746	70,202	67,663
Dilutive effect of participating securities:
Unvested restricted stock	—	22	—	—
Convertible Senior Notes	—	—	—	—

Dilutive number of common shares outstanding	72,561	67,768	70,202	67,663

Basic earnings (loss) per common share	$(4.20)	$0.12	$(3.51)	$(0.48)

Diluted earnings (loss) per common share	$(4.20)	$0.12	$(3.51)	$(0.48)

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
18. Related Party Transactions
     On October 3, 2006, the Company entered into a new non-exclusive aircraft lease with an entity controlled by the Company’s majority stockholder. Effective May 1, 2009, the lease was terminated by the Company and as a result, it no longer operates a private aircraft. The hourly rental payment was $1,775 per flight hour and the Company was responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company was reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company had a policy requiring that the officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. The following table summarizes the total costs incurred for the lease of the aircraft for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Lease payments	$47	$142	$181	$293
Operating and maintenance expenses	130	276	456	665
Reimbursed by officers	(105)	(170)	(321)	(323)

Total costs	$72	$248	$316	$635

     The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004, and acquired the remaining interest in February 2008. On November 18, 2008, Transmountain was sold to another entity and is no longer a related party to the Company. All accounts receivable were assumed by the third party on that date. Sales to Transmountain totaled $30.9 million and $59.5 million for the three and six months ended June 30, 2008.
     The Company had entered into a lease agreement with Transmountain, pursuant to which Transmountain leased certain office space from the Company. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The lease was assumed by the third party as of November 18, 2008, and was subsequently terminated in March 2009. The monthly base rental was $6,800. Rental payments received from Transmountain were $20,400 and $40,800 for the three and six months ended June 30, 2008.
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
     Environmental accruals are recorded in the current and long-term sections of the Company’s Condensed Consolidated Balance Sheet, according to their nature. As of June 30, 2009, the Company had environmental

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
liability accruals of approximately $31.1 million, of which $8.6 million is in accrued liabilities. As of December 31, 2008, the Company had environmental liability accruals of approximately $31.7 million, of which $9.6 million was in accrued liabilities. As of June 30, 2009, the unescalated, undiscounted environmental reserve related to these liabilities totaled $38.6 million, leaving $9.1 million to be accreted over time. The table below summarizes the Company’s environmental liability accruals:

	December 31,	Increase		June 30,
	2008	(Decrease)	Payments	2009
	(In thousands)
Yorktown refinery	$25,926	$475	$(968)	$25,433
Four Corners and other	5,757	660	(727)	5,690

Totals	$31,683	$1,135	$(1,695)	$31,123

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
     The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. In May 2008, the EPA and the Company agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit (“FCCU”) and heaters and boilers that the Company expects will ultimately be incorporated into a final settlement agreement between the Company and the EPA. Based on current negotiations and information, the Company estimates the total capital expenditures necessary to address the EPA Initiative issues would be approximately $69 million of which $38.4 million has already been spent: $15.2 million for the installation of a flare gas recovery system which was completed in 2007; and, $23.2 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers was expended in 2008 and the first quarter of 2009. The Company estimates remaining expenditures of approximately $31 million for the NOx emission controls on heaters and boilers from the third quarter of 2009 through 2013. This $31 million amount has been included in the Company’s

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
estimated capital expenditures for regulatory projects and could change depending upon the actual final settlement reached. Regarding the FCCU, the Company anticipates additional operating expenses to purchase catalyst emission reducing additives that the Company anticipates will allow it to meet the EPA Initiative NOx requirements for the FCCU. Additional capital expenditures, however, may be required if these additives are not effective in reducing NOx emissions from the FCCU.
     The Company received a proposed draft settlement agreement from the EPA in April 2009. The draft settlement does not contain a proposed penalty. The penalty will be determined in the process of finalizing the settlement. Based on current information, the Company currently estimates that penalties from $1.2 million to $1.8 million may result from the EPA Initiative. As of June 30, 2009, the Company had accrued $1.2 million in penalties for this matter.
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
Yorktown Refinery
     Yorktown 1991 and 2006 Orders. Giant and a subsidiary company, assumed certain liabilities and obligations in connection with the 2002 purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively “BP”). BP, however, agreed to reimburse Giant for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental, health, and safety laws during BP’s operation of the refinery, subject to certain limitations. BP’s liability for reimbursement is limited to $35 million. Amounts due from BP and the related reserve for doubtful accounts of $10.0 million have been reclassified to other assets at December 31, 2008, to conform to the current presentation.
     In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant will implement a clean-up plan for the refinery. Following the acquisition of Giant, the Company completed the first phase of the plan and is in the process of negotiating revisions with the EPA for the remainder of the clean-up plan.
     The Company currently estimates that expenditures associated with the EPA order are approximately $46.4 million (up to $35 million of which the Company believes is subject to reimbursement by BP). The discounted value of this liability assumed from Giant on May 31, 2007, was $35.5 million. The Company has incurred $12.8 million through the second quarter of 2009 related to the EPA order and believes that approximately $18.7 million will be incurred between the remainder of 2009 through 2011. The remainder will be expended over a 29-year period following construction. The Company is currently evaluating revised designs and specifications of the Company’s clean-up plan to implement the EPA Order. If determined to be feasible, and upon receiving EPA approval, these changes could result in reductions to the cost estimates.
     During 2007, in response to the first claim requesting reimbursement from BP, the Company received a letter from BP disputing indemnification for these costs. The Company is pursuing indemnification from BP and has filed a lawsuit against BP which is set for trial in January 2010 in the Federal District Court for the Eastern District of Virginia.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Four Corners Refineries
     Four Corners 2005 Consent Agreements. In July 2005, as part of the EPA Initiative, Giant reached an administrative settlement with the New Mexico Environmental Department (“NMED”) and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico. In January 2009, the Company and the NMED agreed to an amendment of the 2005 administrative settlement with the NMED (“the 2009 NMED Amendment”) which altered certain deadlines and allowed for alternative air pollution controls.
     Based on current information and the 2009 NMED Amendment, the Company estimates the total remaining capital expenditures that may be required pursuant to the 2009 NMED Amendment would be approximately $47 million and will occur primarily from 2009 through 2012. These capital expenditures will primarily be for installation of emission controls on the heaters and boilers, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and NOx from the refineries. The 2009 NMED Amendment also provided for a $2.3 million penalty of which $0.2 million of the penalty was paid in January 2009 and another $0.2 million was paid in July 2009. The entire remaining penalty of $1.9 million, which was accrued during the first quarter of 2009, is to be paid to fund Supplemental Environmental Projects in the State of New Mexico and it is included in accrued liabilities. The Company submitted proposed projects to the NMED in April 2009 for the remainder of the penalty. The NMED rejected the proposed project and requested that the Company submit alternative proposed projects in the near future. As of July 2009, the Company continues to negotiate the proposed projects with the NMED. The schedule of payments of the remaining penalty will be determined once the NMED approves the projects. The Company does not expect implementation of the requirements in the 2005 NMED agreement and the associated 2009 NMED Amendment will result in any soil or groundwater remediation or clean-up costs.
     Bloomfield 2007 NMED Remediation Order. In July 2007, the Company received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the order requires the Company to:
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
(UNAUDITED)
•	implement corrective measures pursuant to the investigation.
     The order recognizes that prior work satisfactorily completed may fulfill some of the foregoing requirements. In that regard, the Company has already put in place some remediation measures with the approval of the NMED or New Mexico Oil Conservation Division.
     Based on current information, the Company has prepared an initial undiscounted cost estimate of $3.9 million for implementing the final order. Accordingly, the Company has recorded a discounted liability of $2.1 million relating to the final order implementation costs. As of June 30, 2009, the Company had expended $1.7 million to implement the order.
     Gallup 2007 RCRA Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. In February 2009, the Company met with representatives from the EPA Region 6 and the NMED to discuss the inspection. In April 2009, the Company received a draft settlement and a proposed corrective action from the EPA, and, during the first quarter of 2009, accrued $0.7 million for a proposed penalty related to this matter. The Company anticipates reaching a settlement and continues to work with the agencies. The Company does not expect implementation of the requirements in the final settlement will result in any soil or groundwater remediation or clean-up costs. Based on current information, the Company does not expect any settlement pursuant to the Gallup 2007 RCRA Inspection to have a material adverse effect on its business, financial condition, or results of operations or that any penalties or increased operating costs related to the Gallup 2007 RCRA Inspection will be material.
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
     Western also has been named as a defendant in a lawsuit filed by the State of New Jersey related to MTBE. Western has never done business in New Jersey and has never sold any products in that state or that could have reached that state. Western is defending itself accordingly.
     Owners of a small hotel in Aztec, New Mexico, filed a lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street, which is owned by a subsidiary of the Company. Plaintiffs claim a component of the gasoline, MTBE, has contaminated their property. The Company disputes these claims and is defending itself accordingly.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In April 2003, the Company received a payment of reparations in the amount of $6.8 million from a pipeline company as ordered by the Federal Energy Regulatory Commission (“FERC”). Following judicial review of the FERC order, as well as a series of other orders, the pipeline company made a Compliance Filing in February 2008 in which it asserts it overpaid reparations to the Company in a total amount of $1.1 million and refunds in the amount of $0.7 million, including accrued interest through February 29, 2008, and that interest should continue to accrue on those amounts. In the February 2008 Compliance Filing, the pipeline company also indicated that in a separate FERC proceeding, it owes the Company an additional amount of reparations and refunds of $5.2 million including interest through February 29, 2008. While this amount is subject to adjustment upward or downward based on further orders of the FERC and on appeal, interest on the amount owed to the Company should continue to accrue until the pipeline company makes payment to the Company. On January 29, 2009, the FERC approved a settlement between the Company and the pipeline company regarding a Protest proceeding the Company had brought related to pipeline tariffs the Company was being charged. Pursuant to this settlement, the Company received $3.1 million as a refund/settlement payment during the second quarter of 2009.
     A subsidiary of the Company, Western Refining Yorktown, Inc. (“Western Yorktown”), declared force majeure under its crude oil supply agreement with Statoil Marketing and Trading (USA), Inc. (“Statoil”) based on the effects of the Grane crude oil on its Yorktown refinery plant and equipment. Statoil filed a lawsuit against the subsidiary on March 28, 2008, in the Superior Court of Delaware in and for New Castle County. The lawsuit alleges breach of contract and other related claims by the subsidiary in connection with the crude oil supply agreement and alleges Statoil is entitled to recover damages in excess of $100 million. The Court has set this matter for trial in October 2010. Western Yorktown believes its declaration of force majeure was in accordance with the contract, disputes Statoil’s claims and intends to vigorously defend itself against them.
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
     The Company previously reported it had received notice of a potential natural resource damages claim from the New Mexico Natural Resources Trustee (“Trustee”). The Trustee has now advised that it will not proceed further with this claim at this time.
     A lawsuit has been filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who allege the Bureau of Indian Affairs (“BIA”), acted improperly in approving certain rights-of-way on land allotted to the individual Plaintiffs by the Navajo Nation, Arizona, New Mexico and Utah (“Navajo Nation”). The lawsuit names the Company and numerous other defendants (“Right-of-Way Defendants”), and seeks imposition of a constructive trust and asserts these Right-of-Way Defendants are in trespass on the Allottee’s lands. The Company disputes these claims and is defending itself accordingly.
     In February 2009, subsidiaries of the Company, Western Refining Pipeline Company. (“Western Pipeline”) and Western Refining Southwest, Inc. (“Western Southwest”) filed a Complaint at the FERC against TEPPCO Crude Pipeline, LLC. (“TEPPCO Pipeline”) and TEPPCO Crude Oil, LLC (“TEPPCO Crude”) asserting violations of the Interstate Commerce Act and breaches of contracts between the parties including that TEPPCO Pipeline had wrongfully seized crude oil belonging to Western Southwest and wrongfully taken pipeline capacity lease payments from Western Pipeline in a cumulative amount in excess of $5 million. After filing this Complaint, Western Pipeline and Western Southwest gave TEPPCO Pipeline and TEPPCO Crude notification of termination of pipeline capacity lease agreements and a crude oil purchase agreement. FERC dismissed the Complaint on the basis that it does not have jurisdiction. Western Pipeline and Western Southwest have requested the FERC reconsider its dismissal and the FERC has not yet ruled on this request for reconsideration. After the FERC dismissal, TEPPCO Pipeline and TEPPCO Crude filed a lawsuit against Western Pipeline and Western Southwest in the Midland Texas District Court which alleges breach of contract and seeks damages in excess of $10 million. Western Pipeline and Western Southwest believe their termination of the contracts was appropriate and believe that TEPPCO owes Western compensation for the crude that TEPPCO has wrongfully seized. Western intends to defend itself against TEPPCO’S claims accordingly.
      Regarding the claims asserted against the Company referenced above potentially applicable factual and legal issues have not been resolved, the Company has yet to determine if a liability is probable and the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, the Company has not recorded a liability for these pending lawsuits.
Other Matters
     The Company’s Four Corners refineries purchase crude oil from the local regions around the refinery. One of the Company’s longer term crude oil supply agreements expired on July 31, 2009. Another of these longer term crude oil supply agreements expires at the end of August 2009. The Company is currently in negotiations with these suppliers in an effort to renew these crude oil supply agreements at appropriate prices for the crude oil in this area. To the extent the Company is unable to do so, however, it will not have sufficient crude oil to run the Four Corners refineries at their historical levels which could have an impact on the Company’s continuing ability to operate both refineries and could have a material adverse impact on the Company’s business, financial condition and results of operations.
     Certain right-of-ways necessary for the Company’s crude oil pipeline system to deliver crude oil to its Four Corners refineries must be renewed periodically. One of these right-of-ways for the 16-inch pipeline owned by a subsidiary of the Company has expired but it is in the process of being renewed. Other of these right-of-ways expire in the next six months. The Company has been and currently is in negotiations with the Navajo Nation regarding the renewal of certain of these right-of-ways. On August 3, 2009, the Navajo Nation advised the Company that it did not intend to renew certain of these right-of-ways and asserted that the Company was in trespass regarding certain segments of the 16" pipeline. The Company disputes it is in trespass regarding the 16-inch pipeline. If the Navajo Nation maintains its current position and the Company is unable to successfully renew these right-of-ways at a reasonable cost, it would negatively impact its ability to use the crude oil pipeline systems and to operate the Company’s Four Corners refineries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
     The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I. — Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008, or 2008 Form 10-K, and elsewhere in this report. You should read such “Risk Factors” and “Forward-Looking Statements” in this report. In this Item 2, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc. and its subsidiaries, or Giant, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we also own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix, Arizona; Tucson, Arizona; Albuquerque; and El Paso. As of June 30, 2009, we also own and operate 152 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and refined product truck transports, and a wholesale petroleum products distributor, that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
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
     Since the acquisition of Giant in 2007, we have increased our sour and heavy crude oil processing capacity as a percent of our total crude oil capacity from 12% prior to the acquisition to approximately 38% as of June 30, 2009. Sour and heavy crude oil is generally less expensive to acquire than light sweet crude oil, however, the differentials have narrowed in the second and third quarter of 2009. We expect our combined sour and heavy crude oil processing capability to reach approximately 50% by the end of 2009, following the completion of our previously announced gasoline desulfurization project at our El Paso refinery. The Yorktown refinery also has the flexibility for future growth initiatives given its ability to process cost-advantaged feedstocks. With the acquisition, we also gained a diverse mix of complementary retail and wholesale businesses.
     We own a pipeline that runs from Southeast New Mexico to Northwest New Mexico. The pipeline can transport crude oil from Southeast New Mexico to the Four Corners region and south from Lynch, New Mexico to Jal, New Mexico. This pipeline, combined with rail deliveries, is capable of providing enough feedstock for the two Four Corners refineries to run at increased capacity rates. Based on lower product demand in the Four Corners area, our crude oil has been removed from the pipeline and it is not being currently used to deliver crude to our Four Corners refineries. Portions of the pipeline are currently used to transport crude for unrelated third parties. We will continue to evaluate future demand and alternative sources of crude oil to determine when this pipeline will be returned to full service. See Item 1A. “Risk Factors — We may not be able to run our Four Corners refineries at increased rates” in our 2008 Form 10-K.
Major Influences on Results of Operations
     Refining. Our earnings and cash flows from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline and other refined products, which in turn depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; the availability of imports; the marketing of competitive fuels; the differentials on sour and heavy crude oils versus light sweet crude oils; and government regulation. While our net sales fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flows from our operations. Refining margins have been extremely volatile in 2008 and 2009. While gasoline margins have somewhat improved during the first six months of 2009 compared to the same period in 2008, diesel margins have been significantly weaker in 2009. The benchmark Gulf Coast diesel fuel price compared to West Texas Intermediate, or WTI, crude oil for the six months ended June 30, 2009 averaged $9.29 margin per barrel compared to $24.64 margin per barrel for the same period in 2008. Additionally, the increase in the price of crude oil during the second quarter of 2009 significantly reduced margins on asphalt and coke as compared to the first quarter of 2009. Another factor which reduced margins during the second quarter of 2009 was the narrowing of differentials on sour and heavy crude oils versus light sweet crude oils. In addition, we had a decrease in the lower of cost or market, or LCM, reserve from December 31, 2008 to June 30, 2009 of $49.3 million to value our Yorktown inventories to net realizable market values as a result of increasing crude oil, blendstocks and refined products prices, which also increased our refining margins.
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
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended with gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. The volatility in crude oil prices and refining margins also contributed to the variability of our results of operations between 2009 and 2008. In addition, the current state of the economy and other factors resulted in lower refining margins in the second quarter of 2009 as compared to the first quarter of 2009.
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
     Periodically we have planned maintenance turnarounds at our refineries, which are expensed as incurred. We shut down the south crude unit for 13 days at the El Paso refinery in the second quarter of 2009. We have scheduled a crude unit inspection outage at the Yorktown refinery in the third quarter of 2009 that will impact refinery production for approximately 7 days. We are also evaluating the possibility of a turnaround at the south side of the El Paso refinery during the first quarter of 2010 and the possibility of crude and coker unit turnarounds at the Yorktown refinery during 2010.

     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory of crude oil and refined products is valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. For periods in which the market price declines below our LIFO cost basis, we are subject to significant fluctuations in the recorded value of our inventory and related cost of products sold. As a result of increasing market prices of crude oil, blendstocks and refined products, we had a net change in the LCM reserve from December 31, 2008 to June 30, 2009 of $49.3 million to value our Yorktown inventories to net realizable market values, which decreased cost of products sold and increased refinery gross margin. In addition, due to the volatility in the price of crude oil and other blendstocks, we experienced fluctuations in our LIFO reserves between 2008 and 2009. We also experienced LIFO liquidations during the same period based on permanent decreased levels in our inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $50.0 million for the six months ended June 30, 2008. There were no LIFO liquidations during the first half of 2009. See Note 5, “Inventories” in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on the impact of LIFO inventory accounting.
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
     Wholesale. Our earnings and cash flows from our wholesale business segment are primarily affected by the sales volumes and margins of gasoline, diesel fuel, and lubricants sold. Margins for gasoline, diesel fuel, and lubricant sales are equal to the sales price less cost of sales. Margins are impacted by local supply, demand, and competition.
     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. Our annual impairment test was performed as of June 30, 2009. The performance of the test is a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.
      Our impairment testing of goodwill in Step 1 is based on the estimated fair value of our reporting units. This estimated fair value is determined based on discounted expected future cash flows supported by various other market-based valuation methods including market capitalization, EBITDA multiples, and refining complexity barrels. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The market capitalization model is sensitive to changes in our traded stock price. The EBITDA and complexity barrel models are sensitive to changes in recent historical results of operations within the refining industry. We compare and contrast the results of the various valuation models to determine if impairment exists at the end of a reporting period. The estimates and assumptions used in determining fair value of each reporting unit require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions.
      From the first to the second quarter of 2009, there was a decline in margins within the refining industry as well as a downward change in industry analysts’ forecasts for the remainder of 2009 and 2010. This, along with other negative financial forecasts released by independent refiners during the latter part of the second quarter of 2009, contributed to declines in common stock trading prices within the independent refining sector, including declines in our common stock trading price. As a result, our equity market capitalization fell below the net book value of our assets. Through August 7, 2009, the trading price of our stock has experienced further reductions.
      We have completed Step 1 of the impairment test and have concluded that impairment exists. We are in the process of conducting the Step 2 analysis; however, that analysis remains incomplete as of the date of these financial statements. We will complete the Step 2 analysis during the third quarter of 2009. Based on the preliminary Step 2 analysis, we have concluded that all of the goodwill in four of our six reporting units was impaired. The total impact of the goodwill impairments in the three and six months ended June 30, 2009, was a non-cash charge of $299.6 million. There were no such impairments in the three and six months ended June 30, 2008. This provisional impairment adjustment will be revised, if necessary, during the third quarter of 2009. Any adjustments to our preliminary estimates as a result of completing the Step 2 analysis will result in a reduction of the $299.6 million impairment and will be recorded and disclosed in the financial statements in our Form 10-Q for the quarter ended September 30, 2009. Management believes any adjustment to this preliminary charge will not be material; however, until such time as the Step 2 analysis is complete, any potential changes are uncertain.

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
     Recent Accounting Pronouncements. On June 29, 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, to provide a source of authoritative U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants, like us. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As of this date, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or FSP, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.
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

Results of Operations
     The following tables summarize our financial data and key operating statistics for the three and six months ended June 30, 2009 and 2008. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto, included elsewhere in this report.
Consolidated
     The following tables set forth our summary of historical financial and operating data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$1,583,545	$3,352,463	$2,951,743	$5,903,534
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,357,071	3,104,022	2,403,686	5,506,868
Direct operating expenses (exclusive of depreciation and amortization)	123,940	133,418	257,478	266,339
Selling, general and administrative expenses	27,160	27,993	62,178	57,551
Goodwill impairment loss	299,552	—	299,552	—
Maintenance turnaround expense	3,218	255	3,322	1,210
Depreciation and amortization	40,417	27,752	74,657	53,349

Total operating costs and expenses	1,851,358	3,293,440	3,100,873	5,885,317

Operating income (loss)	(267,813)	59,023	(149,130)	18,217
Other income (expense):
Interest income	37	381	180	952
Interest expense	(27,968)	(20,121)	(55,023)	(38,685)
Amortization of loan fees	(1,483)	(856)	(3,037)	(1,681)
Write-off of unamortized loan fees	(9,047)	(10,890)	(9,047)	(10,890)
Loss from derivative activities	(11,309)	(11,367)	(12,525)	(13,848)
Other income (expense)	3,711	(58)	4,633	934

Income (loss) before income taxes	(313,872)	16,112	(223,949)	(45,001)
Provision for income taxes	6,555	(7,922)	(24,440)	12,790

Net income (loss)	$(307,317)	$8,190	$(248,389)	$(32,211)

Basic earnings (loss) per share	$(4.20)	$0.12	$(3.51)	$(0.48)
Dilutive earnings (loss) per share	$(4.20)	$0.12	$(3.51)	$(0.48)
Weighted average basic shares outstanding	72,561	67,746	70,202	67,663
Weighted average dilutive shares outstanding	72,561	67,768	70,202	67,663
Cash dividends declared per share	$—	$0.06	$—	$0.06
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$23,695	$(32,391)	$120,535	$36,251
Investing activities	(30,686)	(46,014)	(69,341)	(116,567)
Financing activities	(783)	156,968	(64,556)	(90,360)
Other Data:
Adjusted EBITDA (1)	$29,459	$75,986	$171,380	$60,814
Capital expenditures	31,073	46,239	69,728	116,792
Balance Sheet Data (end of period):
Cash and cash equivalents			$66,455	$118,889
Working capital			372,435	432,619
Total assets			2,868,690	3,475,664
Total debt			1,070,710	1,517,000
Stockholders’ equity			785,027	724,558

(1)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, depreciation, amortization, maintenance turnaround expense, LCM inventory reserve adjustment and goodwill impairment loss. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA), acquisitions, and certain non-cash charges, items that may vary for different companies for reasons unrelated to overall operating performance.
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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income (loss)	$(307,317)	$8,190	$(248,389)	$(32,211)
Interest expense	27,968	20,121	55,023	38,685
Provision for income taxes	(6,555)	7,922	24,440	(12,790)
Depreciation and amortization	40,417	27,752	74,657	53,349
Amortization of loan fees	1,483	856	3,037	1,681
Write-off of unamortized loan fees	9,047	10,890	9,047	10,890
Maintenance turnaround expense	3,218	255	3,322	1,210
Net change in LCM reserve	(38,354)	—	(49,309)	—
Non-cash goodwill impairment loss	299,552	—	299,552	—

Adjusted EBITDA	$29,459	$75,986	$171,380	$60,814

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants and merchandise, net of customer rebates or discounts and excise taxes. Net sales for the three months ended June 30, 2009, were $1,583.5 million compared to $3,352.5 million for the three months ended June 30, 2008, a decrease of $1,769.0 million, or 52.8%. This decrease was primarily the result of decreases from our refining group ($1,740.3 million), our wholesale group ($320.2 million) and our retail group ($82.3 million). Net sales were reduced by $478.7 million and $852.7 million for the three months ended June 30, 2009 and 2008, respectively, to account for intercompany transactions that have been eliminated in consolidation.

     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation costs, and distribution costs. Cost of products sold was $1,357.1 million for the three months ended June 30, 2009, compared to $3,104.0 million for the three months ended June 30, 2008, a decrease of $1,746.9 million, or 56.3%. This decrease was primarily the result of decreases from our refining group ($1,719.1 million), our wholesale group ($313.4 million) and our retail group ($84.3 million). Cost of products sold was reduced by $477.4 million and $847.3 million for the three months ended June 30, 2009 and 2008, respectively, to account for intercompany transactions that have been eliminated in consolidation.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $123.9 million for the three months ended June 30, 2009, compared to $133.4 million for the three months ended June 30, 2008, a decrease of $9.5 million, or 7.1%. This decrease was primarily the result of decreases from our refining group ($9.5 million) and our wholesale group ($4.1 million). Direct operating expenses were reduced by $1.3 million and $5.4 million for the three months ended June 30, 2009 and 2008, respectively, to account for intercompany transactions that have been eliminated in consolidation.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general and administrative expenses were $27.2 million for the three months ended June 30, 2009, compared to $28.0 million for the three months ended June 30, 2008, a decrease of $0.8 million, or 2.9%. This decrease was primarily the result of decreases from our wholesale group ($1.1 million) and our corporate staff operations ($0.5 million). These decreases were partially offset by increases from our refining group ($0.5 million) and retail group ($0.4 million).
     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. Our annual impairment test was performed as of June 30, 2009. Based on the results of our annual impairment analysis, we determined that all of the goodwill in four of our six reporting units was impaired. The total impact of the goodwill impairments in the three months ended June 30, 2009 was a non-cash charge of $299.6 million. There were no such impairments in the three months ended June 30, 2008.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the quarter ended June 30, 2009, we incurred costs of $2.9 million in a crude unit shutdown at the El Paso refinery in connection with the planned turnaround in the first quarter of 2010 and $0.3 million for the turnaround currently scheduled during 2010 at the Yorktown refinery. During the quarter ended June 30, 2008, we incurred costs of $0.2 million in anticipation of the turnaround performed in the fourth quarter of 2008 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2009, was $40.4 million compared to $27.8 million for the three months ended June 30, 2008, an increase of $12.6 million. This increase was primarily due to increases from our refining group ($11.4 million), our corporate staff operations ($0.7 million) and our retail group ($0.5 million) due to the completion of various capital projects in the last half of 2008 and the first half of 2009, that are now being depreciated.
     Operating Income (Loss). Operating loss was $267.8 million for the three months ended June 30, 2009, compared to an operating income of $59.0 million for the three months ended June 30, 2008, a decrease of $326.8 million. This decrease was attributable primarily to a goodwill impairment loss, decreased refinery gross margins in the second quarter of 2009 compared to the second quarter of 2008, and increased depreciation and amortization expense.
     Interest Income. Interest income for the three months ended June 30, 2009 and 2008, was less than $0.1 million and $0.4 million, respectively. The decrease was primarily attributable to decreased balances of cash available for investment.
     Interest Expense. Interest expense for the three months ended June 30, 2009 and 2008, was $28.0 million (net of capitalized interest of $1.4 million) and $20.1 million (net of capitalized interest of $1.5 million), respectively. The increase was due to increased interest rates on our term loan. The average interest rate on our term loan credit agreement in the second quarter of 2008 was 4.76% compared to 8.25% in the second quarter of 2009.
     Amortization of Loan Fees. Amortization of loan fees were $1.5 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively. The increase was primarily the result of additional deferred financing fees incurred in June 2009 due to the new debt and stock offerings. This increase was partially offset by the write-off of unamortized loan fees related to the reduction of the balance in our term loan.
     Write-off of Unamortized Loan Fees. In June 2009, we made principal payments on our term loan of $904.2 million primarily from the net proceeds of the debt and common stock offerings. As a result of this transaction, we wrote-off $9.0 million related to the portion of deferred financing costs associated with this payment. On June 30, 2008, we entered into an amendment to our term loan discussed above. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred financing costs incurred in May 2007.
     Loss from Derivative Activities. The loss from derivative activities was $11.3 million and $11.4 million for the three months ended June 30, 2009 and 2008, respectively. The difference between the two periods was primarily attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. We recorded income tax benefit of $6.6 million for the quarter ended June 30, 2009, using an estimated effective tax rate of 45.8%, before goodwill impairment loss, as compared to the Federal statutory rate of 35%. The effective tax rate was higher primarily to adjust the annualized rate based on estimated taxable income. We have treated the non-cash goodwill impairment loss discretely, as it is not deductible for income tax purposes, and is excluded from the tax rate. We recorded income tax expense of $7.9 million for the quarter ended June 30, 2008, using an estimated effective tax rate of 49.2%.
     Net Income (Loss). We reported net loss of $307.3 million for the three months ended June 30, 2009, representing $4.20 net loss per share for the second quarter of 2009 on weighted average dilutive shares outstanding of 72.6 million. For the second quarter of 2008, we reported a net income of $8.2 million representing $0.12 net earnings per share on weighted average dilutive shares outstanding of 67.8 million.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants and merchandise, net of customer rebates or discount and excise taxes. Net sales for the six months ended June 30, 2009 were $2,951.7 million, compared to $5,903.5 million for the six months ended June 30, 2008, a decrease of $2,951.8 million, or 50.0%. This decrease was primarily the result of decreases from our refining group ($3,003.4 million), our wholesale group ($472.1 million) and our retail group ($139.1 million). Net sales were reduced by $866.9 million and $1,529.7 million for the six months ended June 30, 2009 and 2008, respectively, to account for intercompany transactions that have been eliminated in consolidation.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation costs, and distribution costs. Cost of products sold was $2,403.7 million for the six months ended June 30, 2009, compared to $5,506.9 million for the six months ended June 30, 2008, a decrease of $3,103.2 million, or 56.4%. This decrease was primarily the result of decreases from our refining group ($3,151.2 million), our wholesale group ($462.7 million) and our retail group ($143.5 million). Cost of products sold was reduced by $864.0 million and $1,518.2 million for the six months ended June 30, 2009 and 2008, respectively, to account for intercompany transactions that have been eliminated in consolidation.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $257.5 million for the six months ended June 30, 2009, compared to $266.3 million for the six months ended June 30, 2008, a decrease of $8.8 million, or 3.3%. This decrease was primarily the result of decreases from our refining group ($11.3 million) and our wholesale group ($6.0 million). Direct operating expenses were reduced by

$2.9 million and $11.5 million for the six months ended June 30, 2009 and 2008, respectively, to account for intercompany transactions that have been eliminated in consolidation.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general and administrative expenses were $62.2 million for the six months ended June 30, 2009, compared to $57.6 million for the six months ended June 30, 2008, an increase of $4.6 million, or 8.0%. This increase was primarily the result of increases from our corporate staff operations ($2.7 million), our refining group ($2.0 million) and our retail group ($0.5 million). These increases were partially offset by decreases from our wholesale group ($0.7 million).
     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. Our annual impairment test was performed as of June 30, 2009. Based on the results of our annual impairment analysis, we determined that all of the goodwill in four of our six reporting units was impaired. The total impact of the goodwill impairments in the six months ended June 30, 2009 was a non-cash charge of $299.6 million. There were no such impairments in the six months ended June 30, 2008.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the six months ended June 30, 2009, we incurred costs of $2.9 million in a crude unit shutdown at the El Paso refinery in connection with the planned turnaround in the first quarter of 2010 and $0.4 million in anticipation of a turnaround currently scheduled during 2010 at the Yorktown refinery. During the six months ended June 30, 2008, we incurred costs of $1.2 million in anticipation of the turnaround performed in the fourth quarter of 2008 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2009, was $74.7 million, compared to $53.3 million for the six months ended June 30, 2008. This increase was primarily due to increases from our refining group ($18.9 million), our corporate staff operations ($1.5 million) and our retail group ($0.9 million) due to the completion of various capital projects in the last half of 2008 and the first half of 2009, that are now being depreciated.
     Operating Income (Loss). Operating loss was $149.1 million for the six months ended June 30, 2009, compared to operating income of $18.2 million for the six months ended June 30, 2008, a decrease of $167.3 million. This decrease was attributable primarily to a goodwill impairment loss and increased depreciation and amortization expense. These decreases were partially offset by increased refinery gross margins and decreased direct operating expenses.
     Interest Income. Interest income for the six months ended June 30, 2009 and 2008, was $0.2 million and $1.0 million, respectively. The decrease is primarily attributable to decreased balances of cash for investment.
     Interest Expense. Interest expense for the six months ended June 30, 2009 and 2008, was $55.0 million (net of capitalized interest of $5.2 million) and $38.7 million (net of capitalized interest of $4.5 million), respectively. The increase was due to increased interest rates on our term loan. The average interest rates under our term loan for the first half of 2009 and 2008 were 8.56% and 5.15%, respectively.
     Amortization of Loan Fees. Amortization of loan fees were $3.0 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively. The increase was primarily the result of additional deferred financing fees incurred in June 2009 due to the new debt and stock offerings. This increase was partially offset by the write-off of unamortized loan fees related to the reduction of the balance in our term loan credit agreement.
     Write-off of Unamortized Loan Fees. In June 2009, we made principal payments on our term loan credit agreement of $904.2 million primarily from the net proceeds of the debt and common stock offerings. As a result of this transaction, we wrote-off $9.0 million related to the portion of deferred financing costs associated with this payment. On June 30, 2008, we entered into an amendment to our term loan credit agreement discussed above. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred financing costs incurred in May 2007.

     Loss from Derivative Activities. The net loss from derivative activities was $12.5 million for the six months ended June 30, 2009, compared to a $13.8 million net loss for the six months ended June 30, 2008. The difference between the two periods primarily was attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. We recorded income tax expense of $24.4 million for the six months ended June 30, 2009, using an estimated effective tax rate of 32.3%, before goodwill impairment loss, as compared to the Federal statutory rate of 35%. The effective tax rate was slightly lower than the statutory rate due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel. We have treated the non-cash goodwill impairment loss discretely, as it is not deductible for income tax purposes, and is excluded from the tax rate. We recorded income tax benefit of $12.8 million for the six months ended June 30, 2008, using an estimated effective tax rate of 28.4%, as compared to the Federal statutory rate of 35%.
     Net Loss. We reported a net loss of $248.4 million for the six months ended June 30, 2009, representing $3.51 net loss per share for the first half of 2009 on weighted average dilutive shares outstanding of 70.2 million. For the first half of 2008, we reported a net loss of $32.2 million representing $0.48 net loss per share on weighted average dilutive shares outstanding of 67.7 million.
Refining Segment
     The following table presents the segment financial data for our refining group, including other revenues and expenses not specific to a particular refinery:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,518,911	$3,259,215	$2,811,579	$5,814,994
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,336,847	3,055,855	2,348,956	5,500,167
Direct operating expenses (exclusive of depreciation and amortization)	95,233	104,739	200,635	211,884
Selling, general and administrative expenses	9,182	8,726	19,777	17,753
Goodwill impairment loss	230,712	—	230,712	—
Maintenance turnaround expense	3,218	255	3,322	1,210
Depreciation and amortization	35,234	23,787	64,476	45,583

Total operating costs and expenses	1,710,426	3,193,362	2,867,878	5,776,597

Operating income (loss)	$(191,515)	$65,853	$(56,299)	$38,397

Key Operating Statistics:
Total sales volume (bpd) (2)	244,438	268,067	252,401	267,076
Total refinery production (bpd)	209,772	238,157	218,917	234,224
Total refinery throughput (bpd) (3)	211,184	240,611	220,268	235,922
Per barrel of throughput:
Refinery gross margin (1)(4)	$9.47	$9.29	$11.60	$7.33
Gross profit (4)	7.64	8.20	9.99	6.27
Direct operating expenses (5)	4.96	4.78	5.03	4.93

(1)	Inventories at June 30, 2009 are net of a non-cash LCM write-down of $11.7 million, compared to a non-cash LCM write-down of $61.0 million at December 31, 2008. We refer to these LCM write-downs as our LCM reserve. The net effect of the change in the LCM reserve for the three and six months ended June 30, 2009, to value our Yorktown inventories to net realizable market values decreased cost of products sold and increased refinery gross margin by $38.4 million and $49.3 million, respectively.

(2)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(3)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(4)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. We have experienced gains or losses from derivative activities that are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.
            The following tables reconcile gross profit to refinery gross margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per barrel data)
Net sales	$1,518,911	$3,259,215	$2,811,579	$5,814,994
Cost of products sold (exclusive of depreciation and amortization)	1,336,847	3,055,855	2,348,956	5,500,167
Depreciation and amortization	35,234	23,787	64,476	45,583

Gross profit	146,830	179,573	398,147	269,244
Plus depreciation and amortization	35,234	23,787	64,476	45,583

Refinery gross margin	$182,064	$203,360	$462,623	$314,827

Refinery gross margin per refinery throughput barrel	$9.47	$9.29	$11.60	$7.33

Gross profit per refinery throughput barrel	$7.64	$8.20	$9.99	$6.27

(5)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

     The following tables set forth our summary refining throughput and production data for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
All Refineries	2009	2008	2009	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	110,015	119,958	114,382	119,942
Diesel and jet fuel	78,130	95,470	81,818	91,687
Residuum	5,215	6,670	5,780	5,701
Other	9,740	9,729	10,047	10,421

Liquid products	203,100	231,827	212,027	227,751
By-products (coke)	6,672	6,330	6,890	6,473

Total refinery production (bpd)	209,772	238,157	218,917	234,224

Refinery throughput (bpd)
Sweet crude oil	126,493	160,567	127,644	157,646
Sour or heavy crude oil	62,898	61,580	67,809	58,379
Other feedstocks/blendstocks	21,793	18,464	24,815	19,897

Total refinery throughput (bpd)	211,184	240,611	220,268	235,922

	Three Months Ended		Six Months Ended
	June 30,		June 30,
El Paso Refinery	2009	2008	2009	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	62,791	66,811	66,187	65,780
Diesel and jet fuel	46,337	57,626	49,133	54,221
Residuum	5,215	6,670	5,780	5,701
Other	3,309	3,600	3,429	3,935

Total refinery production (bpd)	117,652	134,707	124,529	129,637

Refinery throughput (bpd)
Sweet crude oil	99,704	104,325	101,992	103,225
Sour crude oil	11,098	22,140	13,960	16,996
Other feedstocks/blendstocks	8,743	10,170	10,641	11,184

Total refinery throughput (bpd)	119,545	136,635	126,593	131,405

Total sales volume (bpd)	135,700	144,667	140,388	144,190
Per barrel of throughput:
Refinery gross margin	$9.13	$10.30	$11.46	$8.11
Direct operating expenses	3.71	3.79	3.77	3.99

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Yorktown Refinery	2009	2008	2009	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	29,173	30,877	31,215	32,892
Diesel and jet fuel	23,763	27,821	24,939	28,136
Other	5,258	4,797	5,532	5,231

Liquid products	58,194	63,495	61,686	66,259
By-products (coke)	6,672	6,330	6,890	6,473

Total refinery production (bpd)	64,866	69,825	68,576	72,732

Refinery throughput (bpd)
Sweet crude oil	1	24,110	14	24,551
Sour or heavy crude oil	51,800	39,440	53,849	41,383
Other feedstocks/blendstocks	11,789	5,461	13,160	5,548

Total refinery throughput (bpd)	63,590	69,011	67,023	71,482

Total sales volume (bpd)	70,676	79,492	75,559	76,404
Per barrel of throughput:
Refinery gross margin	$7.10	$5.86	$9.59	$4.57
Direct operating expenses	5.43	4.61	5.31	4.59

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Four Corners Refineries	2009	2008	2009	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	18,051	22,270	16,980	21,270
Diesel and jet fuel	8,030	10,023	7,746	9,330
Other	1,173	1,332	1,086	1,255

Total refinery production (bpd)	27,254	33,625	25,812	31,855

Refinery throughput (bpd)
Sweet crude oil	26,788	32,132	25,638	29,870
Sour crude oil	—	—	—	—
Other feedstocks/blendstocks	1,261	2,833	1,014	3,165

Total refinery throughput (bpd)	28,049	34,965	26,652	33,035

Total sales volume (bpd)	38,062	43,908	36,454	46,482
Per barrel of throughput:
Refinery gross margin	$16.22	$9.37	$17.23	$7.97
Direct operating expenses	8.21	7.91	9.06	8.29
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended June 30, 2009, were $1,518.9 million, compared to $3,259.2 million for the three months ended June 30, 2008, a decrease of $1,740.3 million, or 53.4%. This decrease was primarily the result of lower sales prices and volumes sold of refined products ($1,732.4 million). The average sales price per barrel at our four refineries decreased from $133.27 in the second quarter of 2008, to $68.27 in the second quarter of 2009, a decrease of 48.8%. During the second quarter of 2009, we sold 22.2 million barrels of refined products compared to 24.4 million barrels for the same period in 2008. Also contributing to this decrease were decreased sales from our crude pipeline, which was emptied out due to lower product demand in the Four Corners area ($7.6 million).
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $1,336.8 million for the three months ended June 30, 2009, compared to $3,055.9 million for the three months ended June 30, 2008, a decrease of $1,719.1 million, or 56.3%. This decrease was primarily the result of lower crude oil costs. The average cost per barrel decreased from $123.31 in the second quarter of 2008, to $57.08 in the second quarter of 2009, a decrease of 53.7%. During the second quarter of 2009, we purchased 16.0 million barrels of crude oil compared to 20.0 million barrels for the same period in 2008. Also contributing to this decrease, were decreased purchases of other feedstocks and blendstocks ($83.3 million), the change in our LIFO reserve ($39.0 million) and an LCM inventory adjustment ($38.4 million). Refinery gross margin per throughput barrel increased from $9.29 in the second quarter of 2008 to $9.47 in the second quarter of 2009. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $7.64 and $8.20 for the three months ended June 30, 2009 and 2008, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $95.2 million for the three months ended June 30, 2009, compared to $104.7 million for the three months ended June 30, 2008, a decrease of $9.5 million, or 9.1%. This decrease primarily resulted from decreased natural gas expense ($8.8 million), decreased insurance expense ($3.1 million), decreased general maintenance costs ($2.7 million), and decreased outside support services ($0.9 million). These decreases were partially offset by increased personnel costs ($2.7 million), increased electricity expense ($1.6 million) and increased chemicals and catalysts ($1.4 million).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $9.2 million for the three months ended June 30, 2009, compared to $8.7 million for the three months ended June 30, 2008, an increase of $0.5 million, or 5.7%. This increase primarily resulted from increased personnel costs ($1.0 million), increased environmental penalties ($1.3 million) and increased information technology expenses ($0.5 million). These increases were partially offset by decreased professional and legal fees ($2.1 million).
     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. Our annual impairment test was performed as of June 30, 2009. Based on the results of our annual impairment analysis, we determined that all of the goodwill in the two reporting units of our refining group was impaired. The total impact of the goodwill impairments in the three months ended June 30, 2009 was a non-cash charge of $230.7 million. There was no such impairment in the three months ended June 30, 2008.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the quarter ended June 30, 2009, we incurred costs of $2.9 million in a crude unit shutdown at the El Paso refinery in connection with the planned turnaround in the first quarter of 2010 and $0.3 million for the turnaround currently scheduled during 2010 at the Yorktown refinery. During the quarter ended June 30, 2008, we incurred costs of $0.2 million in anticipation of the turnaround performed in the fourth quarter of 2008 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2009, was $35.2 million, compared to $23.8 million for the three months ended June 30, 2008. This increase was primarily due to the completion of various capital projects at the El Paso refinery including the FCC hydrotreater, the FCC hydrocatalyst, several turnaround related projects, the sour water stripper and a new laboratory.
     Operating Income (Loss). We reported operating loss of $191.5 million for the three months ended June 30, 2009, compared to $65.9 million of operating income for the three months ended June 30, 2008, a decrease of $257.4 million. This decrease was attributable primarily to a goodwill impairment loss, decreased refinery gross margins in the second quarter of 2009 compared to the second quarter of 2008 and increased depreciation and amortization expense.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the six months ended June 30, 2009, were $2,811.6 million, compared to $5,815.0 million for the six months ended June 30, 2008, a decrease of $3,003.4 million, or 51.6%. This decrease was primarily the result of lower sales prices and volumes sold of refined products ($2,991.4 million). The average sales price per barrel at our four refineries decreased from $119.63 in the first half of 2008, to $61.53 in the first half of 2009, a decrease of 48.6%. During the first half of 2009, we sold 45.7 million barrels of refined products compared to 48.6 million barrels for the same period in 2008. Also contributing to this decrease were decreased sales from our crude pipeline, which was emptied due to lower product demand in the Four Corners area ($11.5 million).
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $2,349.0 million for the six months ended June 30, 2009, compared to $5,500.2 million for the six months ended June 30, 2008, a decrease of $3,151.2 million, or 57.3%. This decrease was primarily the result of lower crude oil costs ($2,679.9 million). The average cost per barrel decreased from $110.76 in the first half of 2008, to $46.74 in the first half of 2009, a decrease of 57.8%. During the first half of 2009, we purchased 34.5 million barrels of crude oil compared to 38.8 million barrels for the same period in 2008. Also contributing to this decrease, were decreased purchases of other feedstocks and blendstocks ($156.8 million), the change in our LIFO reserve ($122.5 million) and an LCM inventory adjustment ($49.3 million). Refinery gross margin per throughput barrel increased from $7.33 in the first half of 2008 to $11.60 in the first half of 2009, reflecting higher refining margins. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $9.99 and $6.27 for the six months ended June 30, 2009 and 2008, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $200.6 million for the six months ended June 30, 2009, compared to $211.9 million for the six months ended June 30, 2008, a decrease of $11.3 million, or 5.3%. This decrease primarily resulted from decreased natural gas expense ($12.3 million), decreased general maintenance costs ($10.4 million), decreased insurance expense ($2.3 million), decreased outside support services ($2.0 million), and decreased environmental expenses ($1.9 million). These decreases were partially offset by increased personnel costs ($6.0 million), increased chemicals and catalysts ($5.5 million), and increased electricity expense ($4.8 million).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $19.8 million for the six months ended June 30, 2009, compared to $17.8 million for the six months ended June 30, 2008, an increase of $2.0 million, or 11.2%. This increase primarily resulted from increased personnel costs ($1.3 million), increased environmental penalties ($1.2 million), increased bad debt expense ($1.0 million), and increased project costs ($1.0 million). These increases were partially offset by decreased professional and legal fees ($2.7 million).
     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. Our annual impairment test was performed as of June 30, 2009. Based on the results of our annual impairment analysis, we determined that all of the goodwill in the two reporting units of our refining group was impaired. The total impact of the goodwill impairments in the six months ended June 30, 2009 was a non-cash charge of $230.7 million. There was no such impairment in the six months ended June 30, 2008.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the six months ended June 30, 2009, we incurred costs of $2.9 million in a crude unit shutdown at the El Paso refinery in connection with the planned turnaround in the first quarter of 2010 and $0.4 million in anticipation of a turnaround currently scheduled during 2010 at the Yorktown refinery. During the six months ended June 30, 2008, we incurred costs of

$1.2 million in anticipation of the turnaround performed in the fourth quarter of 2008 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2009, was $64.5 million, compared to $45.6 million for the six months ended June 30, 2008. This increase was primarily due to the completion of various capital projects including the FCC hydrotreater, the FCC hydrocatalyst, the acid and sulfur gas facilities, the flare gas recovery system, several turnaround related projects, the sour water stripper and a new laboratory at the El Paso refinery and the gasoline desulfurization project at the Yorktown refinery.
     Operating Income (Loss). We reported operating loss of $56.3 million for the six months ended June 30, 2009, compared to $38.4 million of operating income for the six months ended June 30, 2008, a decrease of $94.7 million. This decrease was attributable primarily to a goodwill impairment loss, partially offset by increased refinery gross margins in the first six months of 2009 compared to the same period in 2008.
Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$157,061	$239,445	$289,737	$428,854
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	132,285	216,567	243,607	387,116
Direct operating expenses (exclusive of depreciation and amortization)	16,526	16,685	32,325	32,541
Selling, general and administrative expenses	1,750	1,444	3,217	2,691
Goodwill impairment loss	27,610	—	27,610	—
Depreciation and amortization	2,610	2,124	4,883	4,010

Total operating costs and expenses	180,781	236,820	311,642	426,358

Operating income (loss)	$(23,720)	$2,625	$(21,905)	$2,496

Operating Data:
Fuel gallons sold (in thousands)	52,205	52,990	101,508	104,473
Fuel margin per gallon (1)	$0.18	$0.15	$0.17	$0.13
Merchandise sales	$49,272	$47,883	$93,210	$90,035
Merchandise margin (2)	28.7%	28.1%	28.4%	27.8%
Operating retail outlets at period end	152	154	152	154

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per gallon data)
Net Sales:
Fuel sales	$120,855	$198,896	$218,514	$359,343
Excise taxes included in fuel revenues	(19,077)	(13,456)	(34,244)	(33,334)
Merchandise sales	49,272	47,883	93,210	90,035
Other sales	6,011	6,122	12,257	12,810

Net sales	$157,061	$239,445	$289,737	$428,854

Cost of Products Sold:
Fuel cost of products sold	$111,565	$190,850	$201,543	$345,306
Excise taxes included in fuel cost of products sold	(19,077)	(13,456)	(34,244)	(33,334)
Merchandise cost of products sold	35,123	34,410	66,778	65,047
Other cost of products sold	4,674	4,763	9,530	10,097

Cost of products sold	$132,285	$216,567	$243,607	$387,116

Fuel margin per gallon (1)	$0.18	$0.15	$0.17	$0.13

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold.

(2)	Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the convenience store industry to measure operating results related to merchandise sales.
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the three months ended June 30, 2009, were $157.1 million, compared to $239.4 million for the three months ended June 30, 2008, a decrease of $82.3 million, or 34.4%. This decrease was primarily due to a decrease in the sales price of gasoline and diesel fuel. The average sales price per gallon decreased from $3.75 in the second quarter of 2008, to $2.32 in the second quarter of 2009.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $132.3 million for the three months ended June 30, 2009, compared to $216.6 million for the three months ended June 30, 2008, a decrease of $84.3 million, or 38.9%. This decrease was primarily due to decreased costs of gasoline and diesel fuel. Average fuel cost per gallon decreased from $3.60 in the second quarter of 2008, to $2.14 in the second quarter of 2009.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $16.5 million for the three months ended June 30, 2009, compared to $16.7 million for the three months ended June 30, 2008, a decrease of $0.2 million, or 1.2%.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $1.8 million for the three months ended June 30, 2009, compared to $1.4 million for the three months ended June 30, 2008, an increase of $0.4 million, or 28.6%. This increase was primarily due to increased personnel costs ($0.2 million).
     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. Our annual impairment test was performed as of June 30, 2009. Based on the results of our annual impairment analysis, we determined that all of the goodwill in the reporting unit of our retail group was impaired. The total impact of the goodwill impairments in the three months ended June 30, 2009 was a non-cash charge of $27.6 million. There was no such impairment in the three months ended June 30, 2008.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2009, was $2.6 million, compared to $2.1 million for the three months ended June 30, 2008, an increase of $0.5 million, or 23.8%.
     Operating Income (Loss). Operating loss for the three months ended June 30, 2009, was $23.7 million, compared to operating income of $2.6 million for the three months ended June 30, 2008, a decrease of $26.3 million. This decrease was primarily due to a goodwill impairment loss partially offset by higher fuel margins in the second quarter of 2009 compared to the same period in 2008.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the six months ended June 30, 2009, were $289.7 million, compared to $428.8 million for the six months ended June 30, 2008, a decrease of $139.1 million, or 32.4%. This decrease was primarily due to a decrease in the sales price of gasoline and diesel fuel. The average sales price per gallon decreased from $3.44 in the first half of 2008, to $2.15 in the first half of 2009.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $243.6 million for the six months ended June 30, 2009, compared to $387.1 million for the six months ended June 30, 2008, a decrease of $143.5 million, or 37.1%. This decrease was primarily due to decreased costs of gasoline and diesel fuel. Average fuel cost per gallon decreased from $3.31 in the first half of 2008, to $1.99 in the first half of 2009.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $32.3 million for the six months ended June 30, 2009, compared to $32.5 million for the six months ended June 30, 2008, a decrease of $0.2 million, or 0.6%.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $3.2 million for the six months ended June 30, 2009, compared to $2.7 million for the six months ended June 30, 2008, an increase of $0.5 million, or 18.5%. This increase was primarily due to increased personnel costs ($0.5 million).
     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. Our annual impairment test was performed as of June 30, 2009. Based on the results of our annual impairment analysis, we determined that all of the goodwill in the reporting unit of our retail group was impaired. The total impact of the goodwill impairments in the six months ended June 30, 2009 was a non-cash charge of $27.6 million. There was no such impairment in the six months ended June 30, 2008.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2009, was $4.9 million, compared to $4.0 million for the six months ended June 30, 2008, an increase of $0.9 million, or 22.5%.
     Operating Income (Loss). Operating loss for the six months ended June 30, 2009, was $21.9 million, compared to operating income of $2.5 million for the six months ended June 30, 2008, an increase of $24.4 million. This decrease was primarily due to a goodwill impairment loss partially offset by higher fuel margins in the first half of 2009 compared to the same period in 2008.

Wholesale Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment)	$386,313	$706,489	$717,324	$1,189,421
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	365,506	678,860	675,176	1,137,856
Direct operating expenses (exclusive of depreciation and amortization)	13,354	17,418	27,362	33,358
Selling, general and administrative expenses	4,142	5,228	8,900	9,569
Goodwill impairment loss	41,230	—	41,230	—
Depreciation and amortization	1,397	1,351	2,811	2,764

Total operating costs and expenses	425,629	702,857	755,479	1,183,547

Operating income (loss)	$(39,316)	$3,632	$(38,155)	$5,874

Operating Data:
Fuel gallons sold (in thousands)	198,824	187,812	397,924	347,287
Fuel margin per gallon (1)	$0.07	$0.07	$0.07	$0.07
Lubricant sales	$28,348	$41,020	$60,135	$79,932
Lubricant margin (2)	7.9%	11.7%	8.4%	11.6%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per gallon data)
Net Sales:
Fuel sales	$401,889	$704,605	$751,100	$1,185,375
Excise taxes included in fuel sales	(51,450)	(51,297)	(108,164)	(98,866)
Lubricant sales	28,348	41,020	60,135	79,932
Other sales	7,526	12,161	14,253	22,980

Net sales	$386,313	$706,489	$717,324	$1,189,421

Cost of Products Sold:
Fuel cost of products sold	$388,095	$691,254	$723,018	$1,160,730
Excise taxes included in fuel sales	(51,450)	(51,297)	(108,164)	(98,866)
Lubricant cost of products sold	26,101	36,221	55,074	70,678
Other cost of products sold	2,760	2,682	5,248	5,314

Cost of products sold	$365,506	$678,860	$675,176	$1,137,856

Fuel margin per gallon (1)	$0.07	$0.07	$0.07	$0.07

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold.

(2)	Lubricant margin is a measurement calculated by dividing the difference between lubricant sales and lubricant cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants and freight. Net sales for the three months ended June 30, 2009, were $386.3 million, compared to $706.5 million for the three months ended June 30, 2008, a decrease of $320.2 million, or 45.3%. This decrease was primarily due to a decrease in the sales price of refined products and decreased sales volume of lubricants. The average price per gallon of refined products decreased from $3.75 in the second quarter of 2008, to $2.03 in the second quarter of 2009. Lubricant sales volume decreased from 4.5 million gallons in the second quarter of 2008 to 3.0 million gallons for the same period in 2009. This decrease was partially offset by increased fuel volumes sold.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants and delivery freight. Cost of products sold was $365.5 million for the three months ended June 30, 2009, compared to $678.9 million for the three months ended June 30, 2008, a decrease of $313.4 million, or 46.2%. This decrease was primarily due to decreased costs of refined products and decreased purchased volume of lubricants. The average cost per gallon of refined products decreased from $3.67 in the second quarter of 2008, to $1.95 in the second quarter of 2009. This decrease was partially offset by increased fuel volumes purchased.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $13.4 million for the three months ended June 30, 2009, compared to $17.4 million for the three months ended June 30, 2008, a decrease of $4.0 million, or 23.0%. This decrease primarily resulted from decreased fuel expenses ($2.4 million), repairs and maintenance ($0.8 million), vehicle licenses and permits ($0.3 million) and insurance expense ($0.3 million).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $4.1 million for the three months ended June 30, 2009, compared to $5.2 million for the three months ended June 30, 2008, a decrease of $1.1 million, or 21.2%. This decrease primarily resulted from decreased personnel costs ($0.3 million), decreased bad debt expense ($0.2 million) and decreased outside support services ($0.2 million).
     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. Our annual impairment test was performed as of June 30, 2009. Based on the results of our annual impairment analysis, we determined that all of the goodwill in the reporting unit of our wholesale group was impaired. The total impact of the goodwill impairments in the three months ended June 30, 2009, was a non-cash charge of $41.2 million. There was no such impairment in the three months ended June 30, 2008.
     Depreciation and Amortization. Depreciation and amortization remained unchanged from the three months ended June 30, 2008 to the three months ended June 30, 2009 at $1.4 million.
     Operating Income (Loss). Operating loss for the three months ended June 30, 2009, was $39.3 million, compared to operating income of $3.6 million for the three months ended June 30, 2008, a decrease of $42.9 million. This decrease primarily resulted from a goodwill impairment loss and lower lubricant margins in the second quarter of 2009 compared to the same period in 2008.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants and freight. Net sales for the six months ended June 30, 2009, were $717.3 million, compared to $1,189.4 million for the six months ended June 30, 2008, a decrease of $472.1 million, or 39.7%. This decrease was primarily due to a decrease in the sales price of refined products and decreased sales volume of lubricants. The average sales price per gallon of refined products decreased from $3.41 in the first half of 2008, to $1.89 in the first half of 2009. Lubricant sales volume decreased from 8.9 million gallons in the first half of 2008 to 6.1 million gallons for the same period in 2009. This decrease was partially offset by increased volumes sold.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants and delivery freight. Cost of products sold was $675.2 million for the six months ended June 30, 2009, compared to $1,137.9 million for the six months ended June 30, 2008, a decrease of $462.7 million, or 40.7%. This decrease was primarily due to decreased costs of refined products and decreased purchased volume of lubricants. The average cost per gallon decreased from $3.33 in the first half of 2008, to $1.82 in the first half of 2009. This decrease was partially offset by increased fuel volumes purchased.

     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $27.4 million for the six months ended June 30, 2009, compared to $33.4 million for the six months ended June 30, 2008, a decrease of $6.0 million, or 18.0%. This decrease primarily resulted from decreased fuel expense ($3.9 million), decreased repairs and maintenance ($2.0 million), vehicle licenses and permits ($0.6 million) and trailer leases ($0.6 million). These decreases were partially offset by increased personnel costs ($1.4 million).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $8.9 million for the six months ended June 30, 2009, compared to $9.6 million for the six months ended June 30, 2008, a decrease of $0.7 million, or 7.3%. This decrease primarily resulted from decreases in personnel costs ($0.3 million), outside services ($0.3 million), utilities ($0.2 million), repairs and maintenance ($0.2 million) and various other expenses ($0.2 million). These decreases were partially offset by an increase in bad debt expense ($0.7 million).
     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. Our annual impairment test was performed as of June 30, 2009. Based on the results of our annual impairment analysis, we determined that all of the goodwill in the reporting unit of our wholesale group was impaired. The total impact of the goodwill impairments in the six months ended June 30, 2009 was a non-cash charge of $41.2 million. There was no such impairment in the six months ended June 30, 2008.
     Depreciation and Amortization. Depreciation and amortization remained unchanged from the six months ended June 30, 2008 to the six months ended June 30, 2009 at $2.8 million.
     Operating Income (Loss). Operating loss for the six months ended June 30, 2009, was $38.2 million, compared to operating income of $5.9 million for the six months ended June 30, 2008, a decrease of $44.1 million. This decrease primarily resulted from a goodwill impairment loss and decreased lubricant margins in the first half of 2009 compared to the same period in 2008.
Contractual Obligations and Commercial Commitments
     As a result of the issuance of the Senior Secured Notes and Convertible Senior Notes and the payment on our term loan in June 2009, our long-term debt obligations described in our 2008 Form 10-K were revised. Our long-term debt obligations are $60.6 million for the remainder of 2009, $239.9 million for 2010 through 2011, $235.6 million for 2012 through 2013, and $1,278.1 million for 2014 through May 2017 using the minimum principal payments and interest calculated using interest rates at June 30, 2009.
     Except for the changes described above, there have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our 2008 Form 10-K.

Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash flows provided by operating activities	$120,535	$36,251
Cash flows used in investing activities	(69,341)	(116,567)
Cash flows used in financing activities	(64,556)	(90,360)

Net decrease in cash and cash equivalents	$(13,362)	$(170,676)

Cash Flows Provided by Operating Activities
     Net cash provided by operating activities for the six months ended June 30, 2009, was $120.5 million. The most significant providers of cash were adjustments to net income for non-cash items such as goodwill impairment loss ($299.6 million), depreciation and amortization ($74.7 million), write-off of unamortized loan fees ($9.0 million), deferred income taxes ($42.6 million), amortization of loan fees ($3.7 million), and stock-based compensation ($2.3 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($63.2 million).
     Net cash provided by operating activities for the six months ended June 30, 2008, was $36.3 million. The most significant providers of cash were adjustments to net income for non-cash items such as depreciation and amortization ($53.3 million), write-off of unamortized loan fees ($10.9 million) and stock-based compensation ($5.1 million). Also contributing to our cash flows from operating activities was net cash inflow from a change in operating assets and liabilities ($9.2 million). These increases in cash were partially offset by a net loss ($32.2 million) and a decrease in deferred income taxes ($12.1 million).
Cash Flows Used in Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2009, was $69.3 million (including capitalized interest of $5.2 million), all relating to capital expenditures. Capital spending for the first half of 2009 included spending on the low sulfur gasoline project ($37.5 million) and the diesel hydrotreater revamp project ($2.6 million) at our El Paso refinery, coker upgrades ($2.9 million) and the MSAT project ($1.2 million) at our Yorktown refinery, and several other improvement and regulatory projects for our refining group. In addition, our total capital spending included projects for our retail group ($1.3 million) and our corporate group ($0.8 million). We currently expect to spend approximately $140.0 million (excluding capitalized interest) in capital expenditures for all of 2009.
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
Cash Flows Used in Financing Activities
     Net cash used in financing activities for the six months ended June 30, 2009, was $64.6 million. Cash used in financing activities for the first half of 2009 included a net decrease to our revolving credit facility ($60.0 million), principal payments on our term loan ($904.2 million), deferred financing costs ($2.9 million) and the repurchases of common stock to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan ($0.6 million). These decreases in cash were partially offset by the net proceeds from the issuance of our Senior Secured Notes ($538.2 million), our Convertible Senior Notes ($194.0 million) and common stock ($170.9 million).
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
Working Capital
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and our revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Refining margins have been extremely volatile throughout 2008 and so far in 2009. For example, our refining margins decreased from $13.59 per throughput barrel in the first quarter of 2009 to $9.47 per throughput barrel in the second quarter of 2009. If our refining margins deteriorate significantly, or if our earnings and cash flows suffer for any other reason, we could be unable to comply with the financial covenants set forth in our credit facilities (described below). If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, in order to operate our business.
     We may consider additional alternatives to further improve our capital structure by increasing our cash balances and/or reducing or refinancing a portion of the remaining balance on our term loan. These alternatives include various strategic initiatives and potential asset sales as well as additional public or private equity or debt financings. In light of current market conditions, we are not optimistic about the sale of any assets in the near term. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We can give no assurances that we will be able to sell any of our assets or to obtain additional financing on terms acceptable to us, or at all. However, in light of our current operations and outlook as of the date hereof, and despite the current conditions in the overall economy and the credit and capital markets, we anticipate that we will be able to satisfy our working capital requirements in the near term.
     In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I. — Item 1A. “Risk Factors” in our 2008 Form 10-K, and elsewhere in this report.
     Working capital at June 30, 2009, was $372.4 million, consisting of $915.3 million in current assets and $542.9 million in current liabilities. In addition, as of June 30, 2009, the gross availability under the 2007 Revolving Credit Agreement was $509.4 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. As of June 30, 2009, we had net availability under the 2007 Revolving Credit Agreement of $227.4 million due to $282.0 million in letters of credit outstanding and no outstanding direct borrowings. Working capital at December 31, 2008, was $314.5 million, consisting of $815.2 million in current assets and $500.7 million in current liabilities. As of December 31, 2008, we had net availability of $124.1 million under our 2007 Revolving Credit Agreement. On August 3, 2009, we had net availability under the 2007 Revolving Credit Agreement of $195.3 million due to $326.1 million in letters of credit outstanding and no outstanding direct borrowings.

Indebtedness
     Senior Secured Notes. On June 12, 2009, we issued two tranches of senior secured notes under an Indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes, or the Fixed Rate Notes. The second tranche consists of $275.0 million Senior Secured Floating Rate Notes, or the Floating Rate Notes and together with the Fixed Rate Notes, the Senior Secured Notes. The Fixed Rate Notes will pay interest semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2009 at a rate of 11.25% per annum and will mature on June 15, 2017. The Fixed Rate Notes may be redeemed by us at our option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813% and at par thereafter. The Floating Rate Notes will pay interest quarterly beginning on September 15, 2009 at a per annum rate, reset quarterly, equal to 3-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50% and will mature on June 15, 2014. The interest rate on the Floating Rate Notes as of June 30, 2009 was 10.75%. The Floating Rate Notes may be redeemed by us at our option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter. Proceeds from the issuance of the Fixed Rate Notes were $290.7 million, net of an original issue discount of $27.8 million and underwriting discounts of $6.5 million. Proceeds from the issuance of the Floating Rate Notes were $247.5 million, net of an original issue discount of $22.0 million and underwriting discounts of $5.5 million. We are amortizing the original issue discounts over the life of the notes. The combined proceeds from the issuance and sale of the Senior Secured Notes were used to repay a portion of the outstanding indebtedness under the Term Loan Credit Agreement, or Term Loan. The Senior Secured Notes are secured by our fixed assets, including our refineries.
     The Senior Secured Notes are guaranteed on a senior secured basis by all of our domestic restricted subsidiaries in existence on the date the Senior Secured Notes were issued and will be guaranteed by all future wholly-owned domestic restricted subsidiaries and by any restricted subsidiary that guarantees any of our indebtedness under credit facilities that are secured by a lien on the collateral securing the Senior Secured Notes. The Senior Secured Notes are also secured on a first-priority basis, equally and ratably with our Term Loan and any future other pari passu secured obligation, by the collateral securing the Term Loan, which consists of our fixed assets, including our refineries, and on a second-priority basis, equally and ratably with the Term Loan and any future other pari passu secured obligation, by the collateral securing the Revolving Credit Agreement, which consists of our cash, accounts receivables and inventory.
     The indenture governing the Senior Secured Notes contains covenants that limit our (and most of our subsidiaries’) ability to, among other things: (i) pay dividends or make other distributions in respect of their capital stock or make other restricted payments; (ii) make certain investments; (iii) sell certain assets; (iv) incur additional debt or issue certain preferred shares; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (vii) restrict dividends or other payments from restricted subsidiaries; and (viii) enter into certain transactions with their affiliates. These covenants are subject to a number of important limitations and exceptions. The indenture governing the Senior Secured Notes also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding Notes to be due and payable immediately.
     We may issue additional notes from time to time pursuant to the Indenture governing the Senior Secured Notes.
     Convertible Senior Notes. On June 4, 2009, we issued and sold $200.0 million in aggregate principal amount of its 5.75% Senior Convertible Notes due 2014, or the Convertible Senior Notes. The underwriters for the Convertible Senior Notes Offering exercised their overallotment option and purchased an additional $15.5 million of Convertible Senior Notes in July 2009. The Convertible Senior Notes are unsecured and will pay interest semi-annually in arrears at a rate of 5.75% per year beginning on December 15, 2009. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of our obligation upon conversion of the Convertible Senior Notes, we may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes in June 2009 were $194.0 million, net of underwriting discounts of $6.0 million and were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate we used to determine the liability and equity components of the Convertible Senior Notes was 13.5%. As of June 30, 2009, we had paid an additional $0.2 million in other deferred financing costs related to the Convertible Senior Notes. We recorded additional paid-in capital of $33.8 million, net of deferred income taxes of $21.0 million and transaction costs of $1.7 million, related to the equity portion of this convertible debt.
     Term Loan Credit Agreement. The Term Loan has a maturity date of May 30, 2014 and it is secured by our fixed assets, including our refineries. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014 with the remaining balance due on the maturity date. We made principal payments on the Term Loan of $904.2 million in the first half of 2009 primarily from the net proceeds of the debt and common stock offerings in June 2009 and $6.5 million in 2008. The average interest rates under the Term Loan for the first half of 2009 and 2008 were 8.56% and 5.15%, respectively. As of June 30, 2009, the interest rate under the Term Loan was 8.25%. We amended the Term Loan during the second quarter of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. As a result of this amendment, we paid $1.9 million in amendment fees. As a result of the partial paydown of the Term Loan in June 2009, we expensed $9.0 million during the quarter to write-off a portion of the unamortized loan fees related to the Term Loan.
     2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of us and our subsidiaries, to finance working capital and capital expenditures and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. As of June 30, 2009, the gross availability under the 2007 Revolving Credit Agreement was $509.4 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. As of June 30, 2009, we had net availability under the 2007 Revolving Credit Agreement of $227.4 million due to $282.0 million in letters of credit outstanding and no outstanding direct borrowings. As of August 3, 2009, we had net availability under the 2007 Revolving Credit Agreement of $195.3 million due to $326.1 million in letters of credit outstanding and no outstanding direct borrowings. The average interest rates under the 2007 Revolving Credit Agreement for the six months ended June 30, 2009 and 2008 were 5.50% and 6.37%, respectively. At June 30, 2009, the interest rate under the 2007 Revolving Credit Agreement was 5.50%. We amended the 2007 Revolving Credit Agreement during the second quarter of 2009 in connection with the new debt offerings and to modify certain of the financial covenants.
     2008 L/C Credit Agreement. The 2008 L/C Credit Agreement provided for a letter of credit facility not to exceed $80 million, subject to a borrowing base availability based upon eligible receivables and inventory and could be used for general corporate purposes. The 2008 L/C Credit Agreement terminated on May 29, 2009. No amounts were outstanding under this facility at the termination date.
     Guarantees of the Term Loan and the Revolving Credit Agreement. The Term Loan and the 2007 Revolving Credit Agreement, or together the Agreements, are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.
     Certain Covenants in Term Loan and Revolving Credit Agreement. The Agreements contain certain covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage, maximum leverage and minimum EBITDA. Pursuant to the Agreements, we have also agreed to not pay cash dividends on our common stock through 2009. We were in compliance with all applicable covenants set forth in the Agreements at June 30, 2009.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2009.
Fair Value Measurement
     On January 1, 2008, we adopted the provisions of SFAS No. 157 for our financial assets and liabilities. SFAS No. 157, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. On

January 1, 2009, we adopted the provisions of SFAS No. 157, Fair Value Measurements for our nonfinancial assets and liabilities. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations, and had no impact on methodologies we use in measuring the fair value of our assets and liabilities.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of June 30, 2009, we held approximately 7.0 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $57.29 per barrel. As of June 30, 2009, the current cost exceeded aggregated LIFO costs of our crude oil, refined product and other feedstock and blendstock inventories by $84.4 million, including an LCM reserve of $11.7 million to value our Yorktown inventories to net realizable market values.
     In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all commodity futures contracts, price swaps, and options are recorded at fair value and any changes in fair value between periods are recorded in the other income (expense) section of our Statement of Operations as gain (loss) from derivative activities.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts, price swaps, or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in gain (loss) from derivative activities at the end of each period. For the three and six months ended June 30, 2009, we had $11.3 million and $12.5 million, respectively, in net realized and unrealized losses accounted for using mark-to-market accounting. For the three and six months ended June 30, 2008, we had $11.4 million and $13.8 million, respectively, in net realized and unrealized losses accounted for using mark-to-market accounting.
     At June 30, 2009, we had open commodity derivative instruments consisting of crude oil and refined products price swaps on 497,000 barrels, primarily to protect the value of certain gasoline and blendstock inventories for future quarters in 2009 and to protect the value of certain crude oil inventories. These open instruments had total unrealized net gains at June 30, 2009, of approximately $0.3 million.

     During the three and six months ended June 30, 2009, we did not have any commodity derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of June 30, 2009, $651.3 million of our outstanding debt, excluding unamortized discount, was at floating rates based on LIBOR and Prime rates. An increase in these base rates of 1% would increase our interest expense by $6.5 million per year.
Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     A discussion of the risks we face can be found in our 2008 Form 10-K under Part I. — Item 1A. “Risk Factors.” Except as disclosed below, there have been no material changes to the risk factors set forth in our 2008 Form 10-K. In addition to the other information in this report and our other filings with the SEC, you should consider the following in evaluating us and our business.
We may not have sufficient crude oil to be able to run our Four Corners refineries at historical rates.
     Our Four Corners refineries purchase crude oil from the local regions around the refinery. One of our longer term crude oil supply agreements expired on July 31, 2009. Another of these longer term crude oil supply agreements expires at the end of August 2009. We are currently in negotiations with these suppliers in an effort to renew these crude oil supply agreements at appropriate prices for the crude oil in this area. To the extent we are unable to do so, however, we will not have sufficient crude oil to run the Four Corners refineries at their historical levels which could have an impact on our continuing ability to operate both refineries and could have a material adverse impact on our business, financial condition and results of operations.
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
     Certain right-of-ways necessary for our crude oil pipeline system to deliver crude oil to our Four Corners refineries must be renewed periodically. One of these right-of-ways for the 16-inch pipeline owned by one of our subsidiaries has expired but it is in the process of being renewed. Other of these right-of-ways expire in the next nine months. We have been and currently are in negotiations with the Navajo Nation regarding the renewal of certain of these right-of-ways necessary to deliver crude oil to our Four Corners refineries. On August 3, 2009 the Navajo Nation advised us that it did not intend to renew certain of these right-of-ways and asserted that we were in trespass regarding certain segments of the 16" pipeline. The Company disputes it is in trespass regarding the 16-inch pipeline. If the Navajo Nation maintains its current position and we are unable to successfully renew these right-of-ways at a reasonable cost, it would negatively impact our ability to use the crude oil pipeline systems and to operate our Four Corners refineries, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Total Number of
Shares Purchased
		Average Price	as Part of a	Maximum Number of
	Total Number	Paid per Share	Publicly	Shares that May Yet
	of Shares	(Including	Announced	Be Purchased Under
Period	Purchased	Commissions)	Program	the Plans or Programs
April 1 to April 30, 2009 (1)	—	$—	N/A	N/A
May 1 to May 31, 2009	—	—	N/A	N/A
June 1 to June 30, 2009 (1)	4,341	10.74	N/A	N/A

Total	4,341	10.74	N/A	N/A

(1)	These repurchases were in private transactions directly with certain of our employees to provide funds to satisfy payroll withholding taxes for such employees in connection with the vesting of restricted shares awarded under our Long-Term Incentive Plan. The repurchased shares are now held by us as treasury shares.
     Under the amendments to our 2007 Term Loan Agreement and 2007 Revolver Credit Agreement in June 2008, we agreed not to declare and pay cash dividends to our common stockholders until after December 31, 2009. The payment of dividends is also restricted under the terms of our Senior Secured Notes.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on May 19, 2009. As of March 30, 2009, there were outstanding 68,561,554 shares of common stock, par value $0.01 per share of the Company, of which 61,918,310 shares were represented in person or by valid proxy at our stockholders’ annual meeting. At the meeting, the following directors were elected to serve a three-year term until the 2011 annual meeting of stockholders:

Director	Votes For	Votes Withheld	Not Voted
Brian J. Hogan	59,852,332	2,065,977	6,643,225
Scott D. Weaver	55,121,751	6,796,558	6,643,225
     Deloitte & Touche LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

Votes for	Votes Against	Abstain	Not Voted
61,650,337	178,456	77,885	6,654,876
     In addition, shareholders voted on a stockholder proposal requesting an amendment to the Company’s equal employment opportunity policy to explicitly prohibit discrimination based on sexual orientation and gender identity and to substantially implement the policy. This proposal failed to obtain the necessary votes in favor in order to be passed.

Votes for	Votes Against	Abstain	Not Voted
7,352,465	44,424,091	516,628	16,268,370

Item 6. Exhibits

Number	Exhibit Title

4.1*	Indenture dated June 10, 2009 between Western Refining, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.2
Supplemental Indenture dated June 10, 2009 between Western Refining, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 10, 2009)

4.3	Form of Convertible Senior Note (included in Exhibit 4.2)

4.4
Indenture dated June 12, 2009 among Western Refining, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009)

4.5	Form of 11.250% Senior Secured Note (included in Exhibit 4.4)

4.6	Form of Senior Secured Floating Rate Note (included in Exhibit 4.4)

10.1
Second Amendment to the Term Loan Credit Agreement, dated as of May 29, 2009, among Western Refining, Inc., as Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement, dated May 31, 2007, as amended by the First Amendment to Term Loan Credit Agreement dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2009)

10.2
Second Amendment to the Revolving Credit Agreement dated as of May 29, 2009, among Western Refining, Inc., as Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, amending that certain Revolving Credit Agreement, dated May 31, 2007, as amended by the First Amendment to Revolving Credit Agreement dated as of June 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2009)

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke Gary R. Dalke	Chief Financial Officer (Principal Financial Officer)	August 7, 2009