Form 10-Q
period 2009-09-30
Western Refining, Inc.
filed 2009-11-09
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2009, there were 88,748,610 shares outstanding, par value $0.01, of the registrant’s common stock.

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
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	our ability to realize the synergies from our acquisition of Giant Industries, Inc., or Giant;

•	higher than expected costs or expenses arising from the Giant acquisition;

•	adverse changes in our credit ratings;

•	conditions in the capital markets;

•	our ability to raise additional funds for our working capital needs in the public or private debt or equity markets;

•	adverse changes in our crude oil, finished products and other suppliers’ view as to our creditworthiness;

•	worsening of the current economic crisis in the United States and instability and volatility in the financial markets;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	an adverse result in the lawsuit brought against our subsidiary, Western Refining Yorktown, Inc., by Statoil Marketing and Trading (USA), Inc. regarding our declaration of force majeure under our crude oil supply agreement with them;

•	changes in crack spreads;

ii

•	changes in the sweet/sour spread;

•	crude oil pricing differentials;

•	changes in the spread between West Texas Intermediate crude oil and Dated Brent crude oil;

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption and pipeline disruptions, at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, safety, tax and other laws, policies and regulations and enforcement initiatives;

•	rulings, judgments or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism and other matters beyond our control; and

•	other factors discussed in more detail under Part I. — Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, or 2008 10-K, which are incorporated herein by this reference, and in Part II. — Item 1. “Legal Proceedings” and Part II. — Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and in Part II. — Item 1. “Legal Proceedings” and Part II. — Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$65,039	$79,817
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $3,866 and $2,516, respectively	328,358	215,275
Inventories	451,244	425,536
Prepaid expenses	92,997	53,497
Other current assets	37,296	41,122

Total current assets	974,934	815,247
Property, plant and equipment, net	1,824,097	1,851,048
Goodwill	—	299,552
Other assets, net of amortization	119,437	110,945

Total assets	$2,918,468	$3,076,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$447,665	$321,701
Accrued liabilities	128,670	121,961
Current deferred income tax liability, net	69,433	44,064
Current portion of long-term debt	13,000	13,000

Total current liabilities	658,768	500,726

Long-term liabilities:
Long-term debt, net of current portion	1,054,025	1,327,500
Deferred income tax liability, net	368,522	350,525
Postretirement and other liabilities	53,691	86,552

Total long-term liabilities	1,476,238	1,764,577

Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 88,679,790 and 68,426,994 shares issued, respectively	887	684
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	582,378	373,118
Retained earnings	224,366	477,537
Accumulated other comprehensive loss, net of tax	(2,726)	(19,006)
Treasury stock, 698,006 and 646,903 shares, respectively, at cost	(21,443)	(20,844)

Total stockholders’ equity	783,462	811,489

Total liabilities and stockholders’ equity	$2,918,468	$3,076,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$1,896,273	$3,165,308	$4,848,016	$9,068,842
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,698,673	2,790,475	4,102,359	8,297,385
Direct operating expenses (exclusive of depreciation and amortization)	116,717	133,206	374,195	399,503
Selling, general and administrative expenses	23,725	32,449	85,903	90,000
Goodwill impairment loss	—	—	299,552	—
Maintenance turnaround expense	1,031	528	4,353	1,738
Depreciation and amortization	34,725	29,218	109,382	82,567

Total operating costs and expenses	1,874,871	2,985,876	4,975,744	8,871,193

Operating income (loss)	21,402	179,432	(127,728)	197,649
Other income (expense):
Interest income	17	478	197	1,430
Interest expense	(33,024)	(31,153)	(88,047)	(69,838)
Amortization of loan fees	(1,795)	(1,553)	(4,832)	(3,234)
Write-off of unamortized loan fees	—	—	(9,047)	(10,890)
Gain (loss) from derivative activities	(726)	6,022	(13,251)	(7,826)
Other income (expense)	(39)	422	4,594	1,356

Income (loss) before income taxes	(14,165)	153,648	(238,114)	108,647
Provision for income taxes	9,383	(44,411)	(15,057)	(31,621)

Net income (loss)	$(4,782)	$109,237	$(253,171)	$77,026

Net earnings (loss) per share:
Basic	$(0.05)	$1.60	$(3.29)	$1.13
Diluted	$(0.05)	$1.60	$(3.29)	$1.13

Weighted average common shares outstanding:
Basic	87,973	67,760	76,191	67,696
Diluted	87,973	67,760	76,191	67,752

Cash dividends declared per share	$—	$—	$—	$0.06
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(253,171)	$77,026
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment loss	299,552	—
Depreciation and amortization	109,382	82,567
Amortization of loan fees	4,832	3,234
Amortization of original issuance discount	4,202	—
Write-off of unamortized loan fees	9,047	10,890
Stock-based compensation expense	3,493	6,381
Deferred income taxes	11,193	10,020
Loss from the disposal of assets	348	640
Changes in operating assets and liabilities:
Accounts receivable	(113,083)	(50,651)
Inventories	(25,707)	121,816
Prepaid expenses	(39,500)	(75,647)
Other assets	159	53,699
Accounts payable	138,908	(82,377)
Accrued liabilities	5,938	19,204
Postretirement and other long-term liabilities	(7,040)	(6,692)

Net cash provided by operating activities	148,553	170,110

Cash flows from investing activities:
Capital expenditures	(93,762)	(156,160)
Proceeds from the sale of assets	395	458

Net cash used in investing activities	(93,367)	(155,702)

Cash flows from financing activities:
Additions to long-term debt	747,183	—
Payments on long-term debt	(922,443)	(9,750)
Common stock offering	170,442	—
Revolving credit facility, net	(60,000)	(90,000)
Deferred loan fees	(4,547)	(22,357)
Dividends paid	—	(8,182)
Repurchases of common stock	(599)	(1,189)
Net cash used in financing activities	(69,964)	(131,478)

Net decrease in cash and cash equivalents	(14,778)	(117,070)
Cash and cash equivalents at beginning of period	79,817	289,565

Cash and cash equivalents at end of period	$65,039	$172,495

Supplemental Disclosures of Cash Flow Information
Cash paid (refunded) for:
Income taxes, net	$(5,071)	$(55,039)
Interest	88,638	61,377
Non-cash investing and financing activities:
Reduction of long-term debt proceeds for original issuance discounts and deferred financing costs	$68,267	$—
Equity component of convertible notes, net of deferred taxes of $22.6 million	38,252	—
Pension plan termination adjustment, net of tax	16,144	—
Accrued capital expenditures	776	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(4,782)	$109,237	$(253,171)	$77,026

Other comprehensive income (loss) items:
Defined benefit plans:
Reclassification of losses to income, net of tax expense of $1, $76, $81 and $23, respectively	1	128	136	588
Pension plan termination adjustment, net of tax expense of $9,545	—	—	16,144	—
Change in fair value of interest rate swap, net of tax benefit of $273	—	(460)	—	—

Other comprehensive income (loss), net of tax	1	(332)	16,280	588

Comprehensive income (loss)	$(4,781)	$108,905	$(236,891)	$77,614

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
     The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and operates four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day (“bpd”). In addition to the Company’s 128,000 bpd refinery in El Paso, Texas, the Company also owns and operates a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona, Albuquerque and El Paso. As of September 30, 2009, the Company also owned and operated 152 retail service stations and convenience stores in Arizona, Colorado and New Mexico; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     The Company’s operations include three business segments: the refining group, the retail group, and the wholesale group. See Note 3, “Segment Information” for a further discussion of the Company’s business segments.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. Throughout 2009, however, refining margins have been extremely volatile and the Company’s results of operations do not reflect these seasonal trends.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Effective April 1, 2009, the Company adopted Financial Accounting Standards Board Codification (“FASC”) 855, Subsequent Events, as it relates to general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The Company evaluated subsequent events for recording and disclosure through the filing of this Form 10-Q on November 9, 2009. See Note 20. “Subsequent Events.” Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Recent Accounting Pronouncements
     For business combinations for which the acquisition date occurs in on or after the first annual reporting period beginning on or after December 15, 2008, Financial Accounting Standards Codification (“FASC”) 805, Business Combinations (“FASC 805”), provides that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements of FASC 805. In periods after the acquisition date, an acquirer shall account for contingent assets and liabilities that were not recognized at the acquisition date in accordance with other applicable GAAP, as appropriate. Items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income. These provisions of FASC 805 will have no immediate impact on the Company’s financial position or results of operations.
     For fiscal years ending after December 15, 2009, FASC 715, Compensation – Retirement Benefits (“FASC 715”), provides for a range of additional disclosures designed to give more specific information about pension plans, consisting of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets. These disclosure requirements are effective for the Company beginning January 1, 2010. The principal impact from this standard will be to require the Company to expand its disclosures regarding its defined benefit and postretirement plans.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Retail Group. The Company’s retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s refining and/or wholesale groups supply the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and beverage and food products from various suppliers. At September 30, 2009, the Company’s retail group operated 152 service stations and convenience stores or kiosks located in Arizona, New Mexico and Colorado.
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
     Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general and administrative expenses; maintenance turnaround expense; and depreciation and amortization. Cost of products sold reflects current costs adjusted, where appropriate, for last-in, first-out (“LIFO”) and lower of cost or market (“LCM”) inventory adjustments. Intersegment revenues are reported at prices that approximate market.
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
     Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2009 and 2008, are presented below:

	For the Three Months Ended September 30, 2009
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
			(In thousands)
Net sales to external customers	$1,316,021	$171,490	$408,762	$—	$1,896,273
Intersegment revenues (1)	518,109	5,218	60,380	—	—
Depreciation and amortization	29,686	2,415	1,394	1,230	34,725
Operating income (loss)	22,176	6,752	3,680	(11,206)	21,402
Other income (expense), net					(35,567)

Loss before income taxes					$(14,165)

Capital expenditures	$21,535	$2,090	$1	$408	$24,034

(1)	Intersegment revenues of $583.7 million have been eliminated in consolidation.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended September 30, 2009
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
			(In thousands)
Net sales to external customers	$3,379,808	$451,387	$1,016,821	$—	$4,848,016
Intersegment revenues (1)	1,265,901	15,058	169,645	—	—
Depreciation and amortization	94,162	7,298	4,205	3,717	109,382
Operating income (loss) before goodwill impairment loss	196,589	12,457	6,755	(43,977)	171,824
Goodwill impairment loss	(230,712)	(27,610)	(41,230)	—	(299,552)
Operating loss after goodwill impairment loss	(34,123)	(15,153)	(34,475)	(43,977)	(127,728)
Other income (expense), net					(110,386)

Loss before income taxes					$(238,114)

Capital expenditures	$89,573	$2,476	$583	$1,130	$93,762

Total assets at September 30, 2009	$2,530,605	$157,064	$155,617	$75,182	$2,918,468

(1)	Intersegment revenues of $1,450.6 million have been eliminated in consolidation.

	For the Three Months Ended September 30, 2008
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
			(In thousands)
Net sales to external customers	$2,344,023	$232,395	$588,890	$—	$3,165,308
Intersegment revenues (1)	745,699	13,556	113,865	—	—
Depreciation and amortization	24,330	2,172	1,310	1,406	29,218
Operating income (loss)	180,781	6,315	8,808	(16,472)	179,432
Other income (expense), net					(25,784)

Income before income taxes					$153,648

Capital expenditures	$35,310	$1,659	$900	$1,499	$39,368

(1)	Intersegment revenues of $873.1 million have been eliminated in consolidation.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended September 30, 2008
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
			(In thousands)
Net sales to external customers	$6,812,181	$637,639	$1,619,022	$—	$9,068,842
Intersegment revenues (1)	2,092,536	37,166	273,154	—	—
Depreciation and amortization	69,913	6,182	4,074	2,398	82,567
Operating income (loss)	219,178	8,811	14,682	(45,022)	197,649
Other income (expense), net					(89,002)

Income before income taxes					$108,647

Capital expenditures	$140,357	$6,534	$4,196	$5,073	$156,160

Total assets, excluding goodwill, at September 30, 2008	$2,654,024	$175,957	$220,552	$124,716	$3,175,249
Goodwill	248,343	27,610	23,599	—	299,552

Total assets at September 30, 2008	$2,902,367	$203,567	$244,151	$124,716	$3,474,801

(1)	Intersegment revenues of $2,402.9 million have been eliminated in consolidation.
4. Fair Value Measurement
     On January 1, 2008, the Company adopted the provisions of FASC 820, Fair Value Measurements and Disclosures (“FASC 820”), for its financial assets and liabilities. FASC 820, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. On January 1, 2009, the Company adopted the provisions of FASC 820 for its nonfinancial assets and liabilities. The adoption of these standards did not have a material effect on the Company’s financial condition or results of operations, and had no impact on methodologies used by the Company in measuring the fair value of its assets and liabilities.
     The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
     FASC 820 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     For cash, trade receivables and accounts payable, the fair value approximated carrying value at September 30, 2009. The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2009, and the basis for that measurement:

Fair Value Measurement at September 30, 2009 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Carrying Value at	or Liabilities	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial assets:
Money market accounts	$10,114	$10,114	$—	$—
Financial liabilities:
Derivative contracts	2,710	—	2,710	—
     The following is a reconciliation of the beginning and ending balances of the Company’s goodwill measured at fair value on a nonrecurring basis using unobservable inputs (Level 3):

2009
(In thousands)
Balance at December 31, 2008	$299,552
Transfers into Level 3	—
Loss in fair value recognized in income	(299,552)

Balance at September 30, 2009	$—

5. Inventories
     Inventories consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Refined products (1)	$179,061	$171,394
Crude oil and other feedstocks/blendstocks	248,082	286,809
Lubricants	12,643	17,081
Convenience store merchandise	11,458	11,257

	451,244	486,541
LCM reserve	—	(61,005)

Inventories	$451,244	$425,536

(1)	Includes $9.5 million and $8.3 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at September 30, 2009 and December 31, 2008, respectively.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     As of September 30, 2009 and December 31, 2008, refined products valued under the LIFO method and crude oil and other raw materials totaled 7.2 million barrels and 8.0 million barrels, respectively. At September 30, 2009, the excess of the current cost of the Company’s crude oil, refined product and other feedstock and blendstock inventories over LIFO cost was $91.4 million. At December 31, 2008, aggregated LIFO costs exceeded the current cost of the Company’s crude oil, refined product and other feedstock and blendstock inventories by $25.6 million, net of the LCM reserve of $61.0 million. The net effect of the change in the LCM reserve to value the Company’s Yorktown inventories to net realizable market values on the Company’s Condensed Consolidated Statements of Operations is summarized in the table below:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
	(In thousands, except per share amount)
Operating income	$11,696	$61,005
Net income	3,977	45,754

Earnings per diluted share	$0.05	$0.60
     During the nine months ended September 30, 2008, the Company recorded LIFO liquidations caused by permanent decreased levels in inventories that were consistent with the Company’s expectations of year-end inventory levels of certain refined products. The effect of these liquidations increased gross profit by $7.5 million, net income by $5.3 million and earnings per diluted share by $0.08 for the three months ended September 30, 2008. The effect of these liquidations increased gross profit by $57.5 million, net income by $40.8 million and earnings per diluted share by $0.60 for the nine months ended September 30, 2008. There were no LIFO liquidations during the three and nine months ended September 30, 2009.
     Average LIFO cost per barrel prior to LCM adjustments of the Company’s refined product and crude oil and other feedstock and blendstock inventories as of September 30, 2009 and December 31, 2008 is shown below:

	September 30, 2009			December 31, 2008
		(In thousands, except cost per barrel)
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
Refined products	2,693	$169,519	$62.95	2,609	$163,092	$62.51
Crude oil and other feedstocks/blendstocks	4,531	248,082	54.75	5,369	286,809	53.42

	7,224	$417,601	57.81	7,978	$449,901	56.39

6. Prepaid Expenses
     Prepaid expenses consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Prepaid crude oil and other raw materials	$71,733	$27,074
Prepaid insurance and other	21,264	26,423

Prepaid expenses	$92,997	$53,497

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Other Current Assets
     Other current assets consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Materials and chemicals inventories	$33,131	$31,671
Income taxes (prepaid)	—	7,021
Derivative activities receivable	2,774	610
Spare parts inventories	811	946
Other	580	874

Other current assets	$37,296	$41,122

8. Property, Plant and Equipment
     Property, plant and equipment were as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Refinery facilities and equipment	$1,745,553	$1,530,424
Pipelines, terminals and related equipment	93,437	93,130
Retail and wholesale facilities and related equipment	182,015	179,376
Other	19,642	20,304
Construction in progress	74,936	223,467

	2,115,583	2,046,701
Accumulated depreciation	(291,486)	(195,653)

Property, plant and equipment, net	$1,824,097	$1,851,048

     The Company owns a pipeline that runs from Southeast New Mexico to Northwest New Mexico. The pipeline can transport crude oil from Southeast New Mexico to the Four Corners region and south from Lynch, New Mexico to Jal, New Mexico. This pipeline provides us with an alternative method of transportation and an alternative supply of crude oil for our Four Corners refineries. In addition, along with rail deliveries, this pipeline is capable of providing enough crude oil for the two Four Corners refineries to run at increased capacity rates. Based on lower product demand in the Four Corners area, the Company’s crude oil has been removed from the pipeline and it is not being currently used to deliver crude to the Company’s Four Corners refineries. Portions of the pipeline are currently used to transport crude for unrelated third parties. The Company regularly evaluates cost effective alternative sources of crude oil and the operation of this pipeline. See Note 20, “Subsequent Events.”
     Depreciation expense was $33.5 million and $105.8 million for the three and nine months ended September 30, 2009, respectively. Depreciation expense was $28.0 million and $78.9 million for the three and nine months ended September 30, 2008, respectively.
9. Goodwill and Other Intangible Assets
     The Company’s policy is to test goodwill for impairment annually or more frequently if indications of impairment exist. Various indications of possible goodwill impairment prompted the Company to perform goodwill impairment analyses at December 31, 2008 and March 31, 2009. Management determined that no such impairment existed as of those dates. The Company’s annual impairment test was performed as of June 30, 2009. The performance of the test is a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
reporting unit exceeds the reporting unit’s fair value, the Company performs Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.
     The Company’s impairment testing of its goodwill in Step 1 is based on the estimated fair value of its reporting units. This estimated fair value is determined based on discounted expected future cash flows supported by various other market-based valuation methods including market capitalization, earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, and refining complexity barrels. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The market capitalization model is sensitive to changes in the Company’s traded stock price. The EBITDA and complexity barrel models are sensitive to changes in recent historical results of operations within the refining industry. The Company compares and contrasts the results of the various valuation models to determine if impairment exists at the end of a reporting period. The estimates and assumptions used in determining fair value of each reporting unit require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions.
     From the first to the second quarter of 2009, there was a decline in margins within the refining industry as well as a downward change in industry analysts’ forecasts for the remainder of 2009 and 2010. This, along with other negative financial forecasts released by independent refiners during the latter part of the second quarter of 2009, contributed to declines in common stock trading prices within the independent refining sector, including declines in the Company’s common stock trading price. As a result, the Company’s equity market capitalization fell below the net book value of the Company’s assets. Through the filing date of the Company’s second quarter 2009 Form 10-Q and through the end of the third quarter 2009, the trading price of the Company’s stock has experienced further reductions.
     The Company completed Step 1 of the impairment test during the second quarter of 2009 and concluded that impairment existed. The Company finalized its Step 2 analysis during the third quarter of 2009, maintaining that the Company’s prior quarter’s assumptions and forecasts had not significantly changed. Consistent with the preliminary Step 2 analysis completed during the second quarter of 2009, the Company has concluded that all of the goodwill in four of its six reporting units was impaired. The resulting non-cash charge of $299.6 million was reported in the Company’s second quarter 2009 results of operations. There were no such impairment charges in the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2008.
     A summary of intangible assets that are included in “Other assets, net of amortization” in the Condensed Consolidated Balance Sheets is presented in the table below:

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net	Weighted Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization Period
	Value	Amortization	Value	Value	Amortization	Value	(Years)
			(In thousands)
Amortizable assets:
Licenses and permits	$52,673	$(9,631)	$43,042	$51,829	$(6,563)	$45,266	10.5
Customer relationships	6,300	(780)	5,520	6,300	(465)	5,835	13.2
Rights-of-way	4,201	(848)	3,353	4,201	(683)	3,518	15.2
Other	1,145	(585)	560	915	(156)	759	13.3

	64,319	(11,844)	52,475	63,245	(7,867)	55,378

Unamortizable assets:
Trademarks	5,300	—	5,300	5,300	—	5,300
Liquor licenses	15,749	—	15,749	15,700	—	15,700

	$85,368	$(11,844)	$73,524	$84,245	$(7,867)	$76,378

     Intangible asset amortization expense for the three and nine months ended September 30, 2009, was $1.3 million and $3.6 million, respectively, based upon estimated useful lives ranging from 2 to 23 years. Intangible asset

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
amortization expense for the three and nine months ended September 30, 2008, was $1.2 million and $3.7 million, respectively. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows (in thousands):

2009 remainder	$1,250
2010	4,945
2011	4,973
2012	4,948
2013	4,863
2014	4,673
10. Accrued Liabilities
     Accrued liabilities consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Accrued income taxes	$9,016	$—
Payroll and related costs	38,487	39,111
Excise taxes	33,550	36,050
Accrued interest	16,554	12,661
Property taxes	9,310	15,354
Environmental reserves	7,714	9,569
Other	14,039	9,216

Total	$128,670	$121,961

     During the third quarter 2009 the Company decreased its property tax accrual estimate by $5.0 million resulting from revised property appraisal rolls for 2006 through 2008. The revision to the property appraisal rolls also resulted in a refund of $2.9 million from various taxing authorities, further reducing the Company’s property tax expense to a total decrease of $7.9 million for the nine months ended September 30, 2009.
11. Long-Term Debt
     The Company’s long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $27,187	$297,813	$—
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $21,065	253,935	—
5.75% Senior Convertible Notes, due 2014, net of unamortized discount of $58,230	157,220	—
Term Loan, due 2014	358,057	1,280,500
2007 Revolving Credit Agreement	—	60,000

Total long-term debt	1,067,025	1,340,500
Current portion of long-term debt	(13,000)	(13,000)

Long-term debt, net of current portion	$1,054,025	$1,327,500

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interest and other financing expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Contractual interest:
11.25% Senior Secured Notes	$9,344	$—	$11,273	$—
Floating Senior Secured Notes	7,555	—	9,115	—
5.75% Senior Convertible Notes	3,146	—	3,817	—
Term Loan	7,549	26,131	58,108	62,044
2007 Revolving Credit Agreement	—	2,584	188	6,006

	27,594	28,715	82,501	68,050

Amortization of original issuance discount:
11.25% Senior Secured Notes	511	—	617	—
Floating Senior Secured Notes	776	—	935	—
5.75% Senior Convertible Notes	2,193	—	2,650	—

	3,480	—	4,202	—

Other interest expense	2,476	4,780	7,021	8,589
Capitalized interest	(526)	(2,342)	(5,677)	(6,801)

	$33,024	$31,153	$88,047	$69,838

     Senior Secured Notes. In June 2009, the Company issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes (the “Fixed Rate Notes”). The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes (the “Floating Rate Notes,” and together with the Fixed Rate Notes, the “Senior Secured Notes”). The Fixed Rate Notes will pay interest semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2009 at a rate of 11.25% per annum and will mature on June 15, 2017. The Fixed Rate Notes may be redeemed by the Company at the Company’s option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. As of September 30, 2009, the fair value of the Fixed Rate Notes was $281.4 million.
     The Floating Rate Notes pay interest quarterly beginning on September 15, 2009 at a per annum rate, reset quarterly, equal to 3-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50% and will mature on June 15, 2014. The interest rate on the Floating Rate Notes as of September 30, 2009 was 10.75%. The Floating Rate Notes may be redeemed by the Company at the Company’s option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter. Proceeds from the issuance of the Fixed Rate Notes were $290.7 million, net of an original issue discount of $27.8 million and underwriting discounts of $6.5 million. Proceeds from the issuance of the Floating Rate Notes were $247.5 million, net of an original issue discount of $22.0 million and underwriting discounts of $5.5 million. As of September 30, 2009, the Company had paid $2.1 million in other financing costs related to the Senior Secured Notes. The fair value of the Floating Rate Notes was $241.2 million at September 30, 2009. The Company is amortizing the original issue discounts using the effective interest method over the life of the notes. The combined proceeds from the issuance and sale of the Senior Secured Notes were used to repay a portion of the outstanding indebtedness under the Term Loan Credit Agreement (“Term Loan”).
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
     The indenture governing the Senior Secured Notes contains covenants that limit the Company’s (and most of its subsidiaries’) ability to, among other things: (i) pay dividends or make other distributions in respect of their capital stock or make other restricted payments; (ii) make certain investments; (iii) sell certain assets; (iv) incur additional debt or issue certain preferred shares; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (vii) restrict dividends or other payments from restricted subsidiaries; and (viii) enter into certain transactions with their affiliates. These covenants are subject to a number of important limitations and exceptions. The indenture governing the Senior Secured Notes also provides for events

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all then outstanding Senior Secured Notes to be due and payable immediately.
     The Company may issue additional notes from time to time pursuant to the indenture governing the Senior Secured Notes.
     Convertible Senior Notes. The Company issued and sold $215.5 million in aggregate principal amount of its 5.75% Senior Convertible Notes due 2014 (the “Convertible Senior Notes”) during June and July 2009. The Convertible Senior Notes are unsecured and will pay interest semi-annually in arrears at a rate of 5.75% per year beginning on December 15, 2009. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of the Company’s obligation upon conversion of the Convertible Senior Notes, the Company may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes in June and July 2009 were $209.0 million, net of underwriting discounts of $6.5 million and were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate used by the Company to determine the liability and equity components of the Convertible Senior Notes was 13.5%. As of September 30, 2009, the Company had paid $0.5 million in other financing costs related to the Convertible Senior Notes. The Company valued the conversion feature at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. The discount on the Convertible Senior Notes will be amortized using the effective interest method through maturity on June 15, 2014. As of September 30, 2009, the fair value of the Convertible Senior Notes was $146.9 million and the if-converted value is less than its principal amount.
     Term Loan Credit Agreement. The Term Loan has a maturity date of May 30, 2014 and it is secured by the Company’s fixed assets, including its refineries. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014 with the remaining balance due on the maturity date. The Company made principal payments on the Term Loan of $922.4 million in the nine months ended September 30, 2009 primarily from the net proceeds of the debt and common stock offerings in June and July 2009 and $9.8 million for the same period in 2008. The average interest rates under the Term Loan for the nine months ended September 30, 2009 and 2008 were 8.46% and 6.03%, respectively. As of September 30, 2009, the interest rate under the Term Loan was 8.25%. The Company amended the Term Loan during the second quarter of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. To effect this amendment, the Company paid $1.9 million in amendment fees. As a result of the partial paydown of the Term Loan in June 2009, the Company expensed $9.0 million during the second quarter to write-off a portion of the unamortized loan fees related to the Term Loan. As of September 30, 2009, the fair value of the Term Loan was $356.7 million. On June 30, 2008, the Company entered into an amendment to its term loan credit agreement. As a result of such amendment, the Company recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred prior to such amendment.
     2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of the Company and its subsidiaries, to finance working capital and capital expenditures and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. As of September 30, 2009, the gross availability under the 2007 Revolving Credit Agreement was $513.1 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. As of September 30, 2009, the Company had net availability under the 2007 Revolving Credit Agreement of $221.1 million due to $292.0 million in letters of credit

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
outstanding and no outstanding direct borrowings. As of November 6, 2009, the Company had net availability under the 2007 Revolving Credit Agreement of $253.8 million due to $272.0 million in letters of credit outstanding and $20.0 million in direct borrowings. The average interest rates under the 2007 Revolving Credit Agreement for the nine months ended September 30, 2009 and 2008 were 5.13% and 6.67%, respectively. At September 30, 2009, the interest rate under the 2007 Revolving Credit Agreement was 4.75%. The Company amended the 2007 Revolving Credit Agreement during the second quarter of 2009 in connection with the new debt offerings and to modify certain of the financial covenants.
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
     Certain Covenants in Term Loan and Revolving Credit Agreement. The Agreements contain certain covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage, maximum leverage and minimum EBITDA. Pursuant to the Agreements, the Company has also agreed to not pay cash dividends on its common stock through 2009. The Company was in compliance with all applicable covenants set forth in the Agreements at September 30, 2009. See Note 19, “Contingencies” for additional discussion of these financial covenants.
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
12. Income Taxes
     Compared to the federal statutory rate of 35%, the effective tax rate for the three and nine months ended September 30, 2009, excluding the non-deductible goodwill impairment charge from taxable income, was 66% and 25%, respectively. The effective tax rate for the nine months ended September 30, 2009 was lower than the statutory rate primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel. The effective tax rate for the three months ended September 30, 2009 was also affected by the second to third quarter revision of estimated annual taxable income. The Company has treated the non-cash goodwill impairment charge discretely, as it is not deductible for income tax purposes and is excluded from the tax rate.
     The Company is currently under examination by the Internal Revenue Service (“IRS”) for tax years ended December 31, 2006 and May 31, 2007. The May 31, 2007 tax return is the final tax return for the legacy Giant entities. The Company concluded the 2005 exam and began the 2006 exam during the third quarter of 2009. The Company continues to work with the IRS to expedite the conclusion of the 2006 and 2007 examinations. The Company does not believe the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations upon conclusion. The timing and results of any final determination related to the December 31, 2006 and May 31, 2007 tax returns remain uncertain.
     The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. Based on the results of the examination of the Company’s 2005 federal income tax return, the Company’s uncertain tax positions were settled. Accordingly, $6.3 million in estimated liabilities related to the Company’s uncertain tax positions were reversed during the third quarter of 2009, including $0.5 million that affected the Company’s effective tax rate. As of September 30, 2009, the Company had no unrecognized tax benefits.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Retirement Plans
     The Company accounts for its retirement plans in accordance with FASC 715.
Pension Plans
     The Company sponsors pension plans for certain employees at the El Paso and Yorktown refineries. The components of the net periodic benefit cost associated with the Company’s pension plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Net periodic benefit cost includes:
Service cost	$437	$984	$2,230	$2,952
Interest cost	285	810	1,651	2,429
Expected return on assets	(257)	(498)	(1,478)	(1,494)
Amortization of net loss	—	203	210	610
Curtailment income	—	—	(1,508)	—

Net periodic benefit cost	$465	$1,499	$1,105	$4,497

     In connection with the negotiation of a collective bargaining agreement covering employees of the El Paso refinery during the second quarter of 2009, the Company terminated the defined benefit plan covering certain El Paso refinery employees. Such termination is subject to regulatory approval, which may take several months. Under the agreement, the Company will pay the cash value of the accrued benefits in the benefit plan at the actuarially determined rate in effect at the time of termination or the amount shown on the covered employee’s benefit plan statement as of January 1, 2009, whichever is greater. The termination resulted in a reduction to the related pension obligation of $27.2 million, a reduction of $25.7 million to other comprehensive loss (before income taxes), and a curtailment gain of $1.5 million (before income taxes), which were recorded in the second quarter of 2009.
Postretirement Benefits
     The Company sponsors postretirement medical benefit plans for certain employees at the El Paso and Yorktown refineries. The components of net periodic benefit cost associated with the Company’s postretirement medical benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Net periodic benefit cost includes:
Service cost	$135	$88	$405	$264
Interest cost	120	119	360	357
Amortization of net gain	3	(1)	8	(1)

Net periodic benefit cost	$258	$206	$773	$620

     The Company contributed $1.6 million for the pension plan covering certain El Paso refinery employees in the nine months ended September 30, 2009, and subject to the termination of the pension plan for the El Paso employees discussed above, does not expect to make any additional contributions during 2009. The Company contributed $3.2 million for the pension plan covering certain Yorktown refinery employees during the third quarter of 2009.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company is not required to fund the postretirement medical plan for either the El Paso refinery or the Yorktown refinery on an annual basis.
14. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil forward contracts to facilitate the supply of crude oil to its refineries. During the nine months ended September 30, 2009, the Company entered into net forward, fixed-price contracts to purchase and sell crude oil, which qualify as normal purchases and normal sales that are exempt from the reporting requirements of FASC 815, Derivatives and Hedging.
     The Company also uses crude oil and refined products futures, swap contracts or options to mitigate the risk of change in value for a portion of its volumes subject to market prices. Under a swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and no other cash payments are made. For financial accounting purposes, when the Company enters into a derivative instrument it is either an economic hedge or a trading activity. The contract fair value is reflected on the balance sheet and the related net gain or loss is recorded as a gain or loss from derivative activities in the statement of operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end.
     At September 30, 2009, the Company had open commodity derivative instruments consisting of crude oil and refined products price swaps on net 659,000 barrels, primarily to protect the value of certain crude oil, gasoline and blendstock inventories for the fourth quarter of 2009. These open instruments had total unrealized net losses at September 30, 2009, of $2.7 million and no unrealized gains. Open instruments with unrealized gains are reported in other current assets while open instruments with unrealized losses are reported in accrued liabilities. Deposits with brokerage firms are reported in other current assets. At December 31, 2008, the Company had open commodity derivative instruments on net 20,000 barrels. The Company did not record an unrealized gain or loss on these open positions since the fair value equaled the trade price on these swaps at December 31, 2008. The Company recognized $0.7 million in net realized and unrealized losses for the three months ended September 30, 2009 and $6.0 million in net realized and unrealized gains for the three months ended September 30, 2008, accounted for using mark-to-market accounting. The Company recognized $13.3 million and $7.8 million losses for the nine months ended September 30, 2009 and 2008, respectively.
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
     The Company recorded compensation expense of $1.2 million for the three months ended September 30, 2009, of which $0.3 million was included in direct operating expenses and $0.9 million in selling, general and administrative expenses. The tax benefit related to these expenses was $0.4 million for the three months ended September 30, 2009, using a blended rate of 37.17%. The aggregate fair value at the grant date of the shares vested during the three months ended September 30, 2009 was $0.6 million. The related aggregate intrinsic value of these shares was $0.1 million at the vesting date. For the three months ended September 30, 2008, stock-based compensation expense was $1.3 million of which $0.4 million was included in direct operating expenses and $0.9 million in selling, general and administrative expenses with a related tax benefit of $0.5 million. No expense was capitalized in either period.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company recorded compensation expense of $3.5 million for the nine months ended September 30, 2009, of which $0.8 million was included in direct operating expenses and $2.7 million in selling, general and administrative expenses. The tax benefit related to these expenses was $1.3 million for the nine months ended September 30, 2009, using a blended rate of 37.17%. The aggregate fair value at the grant date of the shares vested during the nine months ended September 30, 2009 was $4.8 million. The related aggregate intrinsic value of these shares was $3.0 million at the vesting date. For the nine months ended September 30, 2008, stock-based compensation expense was $6.4 million of which $1.0 million was included in direct operating expenses and $5.4 million in selling, general and administrative expenses with a related tax benefit of $2.4 million. No expense was capitalized in either period.
     As of September 30, 2009, there were 766,826 shares of nonvested restricted stock outstanding with an aggregate fair value at grant date of $10.2 million and an aggregate intrinsic value of $4.9 million. The compensation cost of nonvested awards not recognized as of September 30, 2009 was $8.0 million, which will be recognized over a weighted average period of approximately 2.0 years. The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2009:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2008	594,260	$18.55
Awards granted	242,135	12.96
Awards vested	(203,460)	17.20
Awards forfeited	(13,059)	27.15

Nonvested at March 31, 2009	619,876	16.62
Awards granted	132,544	9.80
Awards vested	(33,840)	21.68

Nonvested at June 30, 2009	718,580	15.13
Awards granted	97,367	7.02
Awards vested	(15,496)	38.43
Awards forfeited	(33,625)	21.66

Nonvested at September 30, 2009	766,826	13.34

     The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of September 30, 2009, there were 1,996,384 shares of common stock reserved for future grants under this plan.
16. Stockholders’ Equity
     On June 10, 2009, the Company issued an additional 20,000,000 shares of its common stock, par value $0.01 per share at an aggregate offering price of $180.0 million. The net proceeds of this issuance were $171.0 million, net of underwriting discounts of $9.0 million. As of September 30, 2009, the Company had paid $0.6 million in issuance costs related to this offering. In addition, during June and July 2009, the Company issued and sold $215.5 million in Convertible Senior Notes and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. The proceeds of these issuances were used to repay a portion of the outstanding indebtedness under the Company’s Term Loan.
     During the three and nine months ended September 30, 2009, the Company repurchased 3,872 and 51,103 shares, respectively, of its common stock at an aggregate cost of less than $0.1 million and $0.6 million, respectively. These repurchases, which were recorded as treasury stock, were made to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     On June 30, 2008, as part of the amendment to its credit facilities, the Company agreed not to declare or pay cash dividends to its common stockholders until after December 31, 2009.
17. Earnings Per Share
     On January 1, 2009, the Company adopted the provisions of FASC 260, Earnings Per Share, related to consideration of unvested share-based payment awards that contain nonforfeitable rights to dividends. The standard addresses unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 15, “Stock-Based Compensation,” the Company has granted shares of restricted stock to certain employees and outside directors of the Company. Although ownership of these shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. As a result of the adoption of this standard, the Company applied the two-class method to determine its earnings per share for all periods presented. Under the treasury stock method, the Company had previously reported $1.61 basic and diluted earnings per share for the three months ended September 30, 2008, and $1.14 basic and diluted earnings per share for the nine months ended September 30, 2008. The Company continues to use the treasury stock method to determine the amount of fully diluted shares outstanding. The dilutive calculations for the three months ended September 30, 2009, exclude 766,826 unvested shares which grant prices exceeded the average market price of the Company’s common stock.
     The reconciliation between basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss)	$(4,782)	$109,237	$(253,171)	$77,026
Dividends paid	—	—	—	(8,182)
(Income) loss allocated to participating securities	39	(989)	2,136	(562)

Net income (loss) available to common shareholders	$(4,743)	$108,248	$(251,035)	$68,282

Weighted average number of common shares outstanding:
Basic number of common shares outstanding	87,973	67,760	76,191	67,696
Dilutive effect of participating securities:
Unvested restricted stock	—	—	—	56
Convertible Senior Notes	—	—	—	—

Dilutive number of common shares outstanding	87,973	67,760	76,191	67,752

Basic earnings (loss) per common share	$(0.05)	$1.60	$(3.29)	$1.13

Diluted earnings (loss) per common share	$(0.05)	$1.60	$(3.29)	$1.13

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
18. Related Party Transactions
     Effective May 1, 2009, the non-exclusive aircraft lease with an entity controlled by the Company’s majority stockholder was terminated by the Company and as a result, it no longer operates a private aircraft. The hourly rental payment was $1,775 per flight hour and the Company was responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company was reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company had a policy requiring that its officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. The following table summarizes the total costs incurred for the lease of the aircraft for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Lease payments	$—	$163	$181	$456
Operating and maintenance expenses	—	283	456	948
Reimbursed by officers	—	(134)	(321)	(457)

Total costs	$—	$312	$316	$947

     The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), which is a distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004, and acquired the remaining interest in February 2008. On November 18, 2008, Transmountain was sold to another entity and is no longer a related party to the Company. All accounts receivable were assumed by the third party on that date. Sales to Transmountain totaled $15.6 million and $75.1 million for the three and nine months ended September 30, 2008.
     The Company had entered into a lease agreement with Transmountain, pursuant to which Transmountain leased certain office space from the Company. The lease commenced on December 1, 2005, for a period of ten years and contains two five-year renewal options. The lease was assumed by a third party as of November 18, 2008, and was subsequently terminated in March 2009. The monthly base rental was $6,800. Rental payments received from Transmountain were $20,400 and $61,200 for the three and nine months ended September 30, 2008.
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
     Environmental remediation accruals are recorded in the current and long-term sections of the Company’s Condensed Consolidated Balance Sheet, according to their nature. As of September 30, 2009, the Company had environmental liability accruals of approximately $30.8 million, of which $7.7 million is in current liabilities. As of

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2008, the Company had environmental liability accruals of approximately $31.7 million, of which $9.6 million was in accrued liabilities. As of September 30, 2009, the unescalated, undiscounted environmental reserve related to these liabilities totaled $39.2 million, leaving $9.1 million to be accreted over time. The table below summarizes the Company’s environmental liability accruals:

	December 31,	Increase		September 30,
	2008	(Decrease)	Payments	2009
		(In thousands)
Yorktown refinery	$25,926	$713	$(1,402)	$25,237
Four Corners and other	5,757	825	(979)	5,603

Totals	$31,683	$1,538	$(2,381)	$30,840

El Paso Refinery
     The groundwater and certain solid waste management units and other areas at and adjacent to the El Paso refinery have been impacted by prior spills, releases and discharges of petroleum or hazardous substances and are currently undergoing remediation by the Company and Chevron Products Company (“Chevron”) pursuant to certain agreed administrative orders with the Texas Commission on Environmental Quality (“TCEQ”). Pursuant to the Company’s purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate their solid waste management units in accordance with its Resource Conservation Recovery Act (“RCRA”) permit, which Chevron has fulfilled, and retained liability for, and control of, certain groundwater remediation responsibilities.
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
     The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring substantial capital expenditures for additional air pollution control equipment and penalties. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. In May 2008, the EPA and the Company agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit (“FCCU”) and heaters and boilers that the Company expects will ultimately be incorporated into a final settlement agreement between the Company and the EPA. Based on current negotiations and information, the Company estimates the total capital expenditures necessary to address the EPA Initiative issues would be approximately $69 million of which $38.4 million has already been spent: $15.2 million for the installation of a flare gas recovery system which was completed in 2007 and $23.3 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers was expended in 2008 and the first three quarters of 2009. The Company estimates remaining expenditures of approximately $31 million for the NOx emission controls on heaters and boilers from the third quarter of 2009 through 2013. This $31 million amount has been included in the Company’s estimated capital expenditures for regulatory projects and could change depending upon the actual final

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
settlement reached. Regarding the FCCU, the Company anticipates additional operating expenses to purchase catalyst emission reducing additives that the Company anticipates will allow it to meet the EPA Initiative NOx requirements for the FCCU. Additional capital expenditures, however, may be required if these additives are not effective in reducing NOx emissions from the FCCU.
     The Company received a proposed draft settlement agreement from the EPA in April 2009. In August 2009, the EPA proposed a penalty of $1.5 million in the process of finalizing the settlement. As of September 30, 2009, the Company had accrued $1.5 million in penalties for this matter. As of September 30, 2009, a final settlement is still pending.
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
Yorktown Refinery
     Yorktown 1991 and 2006 Orders. Giant and a subsidiary company, assumed certain liabilities and obligations in connection with the 2002 purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively “BP”). BP, however, agreed to reimburse Giant for all losses that are caused by or relate to property damage caused by, or any environmental remediation required due to, a violation of environmental, health, and safety laws during BP’s operation of the refinery, subject to certain limitations. BP’s liability for reimbursement is limited to $35 million. Amounts due from BP and the related reserve for doubtful accounts of $10 million have been reclassified to other assets at December 31, 2008, to conform to the current presentation.
     In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant will implement a clean-up plan for the refinery. Following the acquisition of Giant, the Company completed the first phase of the plan and is in the process of negotiating revisions with the EPA for the remainder of the clean-up plan.
     The Company currently estimates that expenditures associated with the EPA order are approximately $46.4 million (up to $35 million of which the Company believes is subject to reimbursement by BP). The discounted value of this liability assumed from Giant on May 31, 2007, was $35.5 million. The Company has incurred $18.9 million through the third quarter of 2009 related to the EPA order and believes that approximately $12.6 million will be incurred between the remainder of 2009 through 2011. The remainder will be expended over a 29-year period following construction. The Company is currently evaluating revised designs and specifications of the Company’s clean-up plan to implement the EPA Order. If determined to be feasible, and upon receiving EPA approval, these changes could result in reductions to the cost estimates.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Four Corners Refineries
     Four Corners 2005 Consent Agreements. In July 2005, as part of the EPA Initiative, Giant reached an administrative settlement with the New Mexico Environmental Department (“NMED”) and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico (“the 2005 NMED Agreement”). In January 2009, the Company and the NMED agreed to an amendment of the 2005 administrative settlement with the NMED (“the 2009 NMED Amendment”) which altered certain deadlines and allowed for alternative air pollution controls.
     Based on current information and the 2009 NMED Amendment, the Company estimates the total remaining capital expenditures that may be required pursuant to the 2009 NMED Amendment would be approximately $47 million and will occur primarily from 2009 through 2012. These capital expenditures will primarily be for installation of emission controls on the heaters and boilers, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and NOx from the refineries. The 2009 NMED Amendment also provided for a $2.3 million penalty of which $0.2 million of the penalty was paid in January 2009 and another $0.2 million was paid in July 2009. The entire remaining penalty of $1.9 million, which was accrued during the first quarter of 2009, is to be paid to fund Supplemental Environmental Projects in the State of New Mexico and it is included in accrued liabilities. The Company submitted proposed projects to the NMED in April 2009 for the remainder of the penalty. The NMED rejected the proposed project and requested that the Company submit alternative proposed projects in the near future. In October 2009, the NMED accepted one of the Company’s alternative proposed projects. The schedule of payments of the remaining penalty will be in three equal payments with the first to be made by November 30, 2009 and the last by September 1, 2010. The Company does not expect implementation of the requirements in the 2005 NMED Agreement and the associated 2009 NMED Amendment will result in any soil or groundwater remediation or clean-up costs.
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
     Based on current information, the Company has prepared an initial undiscounted cost estimate of $3.9 million for implementing the final order. Accordingly, the Company has recorded a discounted liability of $2.1 million relating to the final order implementation costs. As of September 30, 2009, the Company had expended $1.9 million to implement the order.
     Gallup 2007 RCRA Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. In February 2009, the Company met with representatives from the EPA Region 6 and the NMED to discuss the inspection. In April 2009, the Company received a draft settlement and a proposed corrective action from the EPA and, during the first quarter of 2009, accrued $0.7 million for a proposed penalty related to this matter. The Company reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009 pursuant to the final settlement. The Company does not expect implementation of the requirements in the final settlement will result in any soil or groundwater remediation or clean-up costs. Based on current information, the Company estimates capital expenditures of approximately $5.0 million to upgrade the wastewater treatment plant pursuant to the requirements of the final settlement.
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
     On February 25, 2008, a subsidiary of the Company that operates pipelines had Protests filed against its tariffs for its 16-inch pipeline running from Lynch, New Mexico to Bisti, New Mexico and connecting to Midland, Texas before the FERC by Resolute Natural Resources Company and Resolute Aneth, LLC (“Resolute”), the Navajo Nation and Navajo Nation Oil & Gas Company (“NNOG”). On March 7, 2008, the FERC dismissed these Protests. Resolute and NNOG then filed a request for reconsideration with the FERC, which the FERC denied confirming its earlier dismissal of these Protests. Resolute and NNOG have appealed this ruling to the United States Court of Appeals for the D.C. Circuit. After first requesting the D.C. Circuit dismiss their appeals, Resolute and NNOG are now attempting to pursue their appeals.
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
     In February 2009, subsidiaries of the Company, Western Refining Pipeline, Company. (“Western Pipeline”) and Western Refining Southwest, Inc. (“Western Southwest”) filed a Compliant at the FERC against TEPPCO Crude Pipeline, LLC (“TEPPCO Pipeline”) and TEPPCO Crude Oil, LLC (“TEPPCO Crude”) and collectively (“TEPPCO”), asserting violations of the Interstate Commerce Act and breaches of contracts between the parties including that TEPPCO Pipeline had wrongfully seized crude oil belonging to Western Southwest and wrongfully taken pipeline capacity lease payments from Western Pipeline in a cumulative amount in excess of $5 million. After filing this Complaint, Western Pipeline and Western Southwest gave TEPPCO Pipeline and TEPPCO Crude notification of termination of pipeline capacity lease agreements and a crude oil purchase agreement with TEPPCO Pipeline and TEPPCO Crude. FERC dismissed the Complaint on the basis that it does not have jurisdiction. Western Pipeline and Western Southwest requested the FERC to reconsider its dismissal and the FERC has denied this request for reconsideration. Western Pipeline and Western Southwest are evaluating their options and at this time anticipate appealing the FERC’s dismissal. After the initial FERC dismissal, TEPPCO Pipeline and TEPPCO Crude filed a lawsuit against Western Pipeline and Western Southwest in the Midland Texas District Court which alleges breach of contract and seeks damages in excess of $10 million. Western Pipeline and Western Southwest believe their termination of the contracts was appropriate and believe that TEPPCO owes

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Western compensation for the crude oil that TEPPCO wrongfully seized. Western intends to defend itself against TEPPCO’s claims accordingly.
     Regarding the claims asserted against the Company referenced above, potentially applicable factual and legal issues have not been resolved, the Company has yet to determine if a liability is probable and the Company cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, the Company has not recorded a liability for these pending lawsuits.
Other Matters
     Certain rights-of-way necessary for the Company’s crude oil pipeline system to deliver crude oil to its Four Corners refineries must be renewed periodically. One of these rights-of-way for the 16-inch pipeline owned by a subsidiary of the Company has expired but it is in the process of being renewed. Other of these rights-of-way expire in the next four months. The Company has been and currently is in negotiations with the Navajo Nation regarding the renewal of certain of these rights-of-way.
     The Company’s refining margins have deteriorated in the latter part of 2009 due to increases in feedstock costs and lower increases in gasoline prices as well as decreased demand. As a result, earnings and cash flows have been negatively impacted. If margins continue to deteriorate, or if earnings and cash flows continue to suffer for any other reason, the Company may be unable to comply with the financial covenants set forth in its credit facilities. Failure to satisfy these covenants could result in the Company being prohibited from borrowing under its revolving credit facility, which would hinder its ability to purchase sufficient quantities of crude oil to operate its refineries at planned rates. This, in turn, could have a negative impact on the Company’s ability to generate sufficient cash flows from operations.
      The Company is currently considering raising additional funds through public or private equity or debt financings to refinance the remaining balance on our term loan. The Company has also begun the process to seek amendments to certain of the convents in its credit agreements. Although the Company was in compliance with these covenants through the end of the third quarter of 2009, it believes it is prudent to start this process in the event that the low refining margin environment continues for an extended period of time. The Company can give no assurances that it will be able to raise any additional funds or amend these financial covenants on terms favorable to it, or at all. If additional funds are obtained by issuing equity securities, the Company’s existing stockholders could be diluted. The Company is also considering potential asset sales and other operational initiatives. Given current market conditions the Company is not optimistic about the sale of any assets in the near term.
     The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations or cash flows.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
20. Subsequent Events
     On November 5, 2009, management decided to consolidate the operations of its two Four Corners refineries into a single operation at the Gallup refinery. Management believes that this consolidation will eliminate certain operating costs beginning in the first quarter of 2010 while maintaining the capability to process the same volumes of crude that have been recently processed at both Bloomfield and Gallup combined. The Company will continue to operate the Bloomfield products terminal and will supply the Four Corners area with refined products through the utilization of new pipeline connection and exchange supply agreements. The Company will also maintain its marketing assets, and through the long-term exchange agreement, will supply barrels to Bloomfield in exchange for barrels produced at the El Paso refinery. Management is evaluating alternative uses for the Bloomfield refinery including the possibility of biofuels production. As a result of the refinery consolidation, the Company expects to take pre-tax charges against earnings in the fourth quarter of 2009 of between $55 and $65 million, the majority of which will be non-cash. These charges will be primarily related to asset impairments and idling costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors; including those we discuss under Part I. — Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008, or 2008 Form 10-K, under Part II — Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and elsewhere in this report. You should read such “Risk Factors” and “Forward-Looking Statements” in this report. In this Item 2, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc. and its subsidiaries, or Giant, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate four refineries with a total crude oil throughput capacity of approximately 238,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we also own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia, and two refineries in the Four Corners region of Northern New Mexico with a combined throughput capacity of 40,000 bpd. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined products terminals in Flagstaff, Arizona and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix, Arizona; Tucson, Arizona; Albuquerque; and El Paso. As of September 30, 2009, we also own and operate 152 retail service stations and convenience stores in Arizona, Colorado and New Mexico, a fleet of crude oil and refined product truck transports, and a wholesale petroleum products distributor, that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
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
     Since the acquisition of Giant in 2007, we have increased our sour and heavy crude oil processing capacity as a percent of our total crude oil capacity from 12% prior to the acquisition to approximately 41% as of September 30, 2009. Sour and heavy crude oil has historically been less expensive to acquire than light sweet crude oil, however, the differentials have narrowed in the second and third quarter of 2009. We have deferred certain smaller projects at our south crude unit in El Paso due to the narrow spread between sweet and sour crude oil and the overall economic environment. Deferment of the crude unit projects will limit sour runs to our current combined sour and heavy crude oil processing capability at maximum throughput until the projects in the crude unit are complete. The gasoline desulfurization unit started in May 2009 and has allowed for higher sour rates since startup. The Yorktown refinery also has the flexibility for future growth initiatives given its ability to process cost-advantaged feedstocks. With the acquisition, we also gained a diverse mix of complementary retail and wholesale businesses.
     We own a pipeline that runs from Southeast New Mexico to Northwest New Mexico. The pipeline can transport crude oil from Southeast New Mexico to the Four Corners region and south from Lynch, New Mexico to Jal, New Mexico. This pipeline, provides us with an alternative method of transportation and an alternative supply of crude oil for our Four Corners refineries. In addition, along with rail deliveries, this pipeline is capable of providing enough crude oil for the two Four Corners refineries to run at increased capacity rates. Based on lower product demand in the Four Corners area, our crude oil has been removed from the pipeline and it is not being currently used to deliver crude to our Four Corners refineries. Portions of the pipeline are currently used to transport crude for unrelated third parties. We regularly evaluate cost effective and alternative sources of crude oil and operations of this pipeline. See Item 1A. “Risk Factors — We may not be able to run our Four Corners refineries at increased rates” in our 2008 Form 10-K.
Major Influences on Results of Operations
     Refining. Our earnings and cash flows from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline and other refined products, which in turn depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; the availability of imports; the marketing of competitive fuels; the differentials on sour and heavy crude oils versus light sweet crude oils; and government regulation. While our net sales fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flows from our operations. Refining margins have been extremely volatile in 2008 and 2009. While gasoline margins have somewhat improved during the first nine months of 2009 compared to the same period in 2008, diesel margins have been significantly weaker in 2009. The benchmark Gulf Coast diesel fuel price compared to West Texas Intermediate, or WTI, crude oil for the nine months ended September 30, 2009 averaged $8.61 margin per barrel compared to $24.41 margin per barrel for the same period in 2008. Additionally, the increase in the price of crude oil during the second and third quarters of 2009 significantly reduced margins on asphalt and coke as compared to the first quarter of 2009. Another factor that reduced margins during the second and third quarters of 2009 was the narrowing of differentials on sour and heavy crude oils versus light sweet crude oils. In addition, we had a decrease in the lower of cost or market, or LCM, reserve from December 31, 2008 to September 30, 2009 of $61.0 million to value our Yorktown inventories to net realizable market values as a result of increasing crude oil, blendstocks and refined products prices, which also increased our refining margins.
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
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended with gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. Throughout 2009, however, refining margins have been extremely volatile and our results of operations do not reflect these seasonal trends.
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

     Periodically we have planned maintenance turnarounds at our refineries, which are expensed as incurred. We shut down the south crude unit for 13 days at the El Paso refinery in the second quarter of 2009 and we performed a crude unit inspection outage for 20 days at the Yorktown refinery in October 2009. Also, we have scheduled a turnaround at the south side of the El Paso refinery for the first quarter of 2010 and are evaluating the possibility of crude and coker unit turnarounds at the Yorktown refinery during the fall of 2010.
     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory of crude oil and refined products is valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. For periods in which the market price declines below our LIFO cost basis, we are subject to significant fluctuations in the recorded value of our inventory and related cost of products sold. As a result of increasing market prices of crude oil, blendstocks and refined products, we had a net change in the lower of cost or market, or LCM, reserve from December 31, 2008 to September 30, 2009 of $61.0 million to value our Yorktown inventories to net realizable market values, which decreased cost of products sold and increased refinery gross margin for the nine months ended September 30, 2009. In addition, due to the volatility in the price of crude oil and other blendstocks, we experienced fluctuations in our LIFO reserves between 2008 and 2009. We also experienced LIFO liquidations based on permanent decreased levels in our inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $7.5 million and $57.5 million for the three and nine months ended September 30, 2008, respectively. There were no LIFO liquidations during the three and nine months ended September 30, 2009. See Note 5, “Inventories” in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on the impact of LIFO inventory accounting.
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
     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. Various indications of possible goodwill impairment prompted us to perform goodwill impairment analyses at December 31, 2008 and March 31, 2009. We determined that no such impairment existed as of those dates. Our annual impairment test was performed as of June 30, 2009. The performance of the test is a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.
     From the first to the second quarter of 2009, there was a decline in margins within the refining industry as well as a downward change in industry analysts’ forecasts for the remainder of 2009 and 2010. This, along with other negative financial forecasts released by independent refiners during the latter part of the second quarter of 2009, contributed to declines in common stock trading prices within the independent refining sector, including declines in our common stock trading price. As a result, our equity market capitalization fell below the net book value of our assets. Through the filing date of our second quarter 2009 Form 10-Q and through the end of the third quarter 2009, the trading price of our stock has experienced further reductions.
     We completed Step 1 of the impairment test during the second quarter of 2009 and concluded that impairment existed. We finalized our Step 2 analysis during the third quarter of 2009. Consistent with the preliminary Step 2 analysis completed during the second quarter of 2009, we concluded that all of the goodwill in four of our six reporting units was impaired. The resulting non-cash charge of $299.6 million was reported in our second quarter 2009 results of operations. There were no such impairment charges in the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2008.
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
     Recent Accounting Pronouncements. For business combinations for which the acquisition date occurs in on or after the first annual reporting period beginning on or after December 15, 2008, Financial Accounting Standards Codification, or FASC, 805, Business Combinations, or FASC 805, provides that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements of FASC 805. In periods after the acquisition date, an acquirer shall account for contingent assets and liabilities that were not recognized at the acquisition date in accordance with other applicable GAAP, as appropriate. Items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income. These provisions of FASC 805 will have no immediate impact on our financial position or results of operations.
     For fiscal years ending after December 15, 2009, FASC 715, Compensation – Retirement Benefits, provides for a range of additional disclosures designed to give more specific information about pension plans, consisting of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets. These disclosure requirements are effective for the Company beginning January 1, 2010. The principal impact from this standard will be to require us to expand our disclosures regarding its defined benefit and postretirement plans.

Results of Operations
     The following tables summarize our financial data and key operating statistics for the three and nine months ended September 30, 2009 and 2008. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto, included elsewhere in this report.
Consolidated
     The following tables set forth our summary of historical financial and operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands, except per share data)
Statement of Operations Data:
Net sales	$1,896,273	$3,165,308	$4,848,016	$9,068,842
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,698,673	2,790,475	4,102,359	8,297,385
Direct operating expenses (exclusive of depreciation and amortization)	116,717	133,206	374,195	399,503
Selling, general and administrative expenses	23,725	32,449	85,903	90,000
Goodwill impairment loss	—	—	299,552	—
Maintenance turnaround expense	1,031	528	4,353	1,738
Depreciation and amortization	34,725	29,218	109,382	82,567

Total operating costs and expenses	1,874,871	2,985,876	4,975,744	8,871,193

Operating income (loss)	21,402	179,432	(127,728)	197,649
Other income (expense):
Interest income	17	478	197	1,430
Interest expense	(33,024)	(31,153)	(88,047)	(69,838)
Amortization of loan fees	(1,795)	(1,553)	(4,832)	(3,234)
Write-off of unamortized loan fees	—	—	(9,047)	(10,890)
Gain (loss) from derivative activities	(726)	6,022	(13,251)	(7,826)
Other income (expense)	(39)	422	4,594	1,356

Income (loss) before income taxes	(14,165)	153,648	(238,114)	108,647
Provision for income taxes	9,383	(44,411)	(15,057)	(31,621)

Net income (loss)	$(4,782)	$109,237	$(253,171)	$77,026

Basic earnings (loss) per share	$(0.05)	$1.60	$(3.29)	$1.13
Dilutive earnings (loss) per share	$(0.05)	$1.60	$(3.29)	$1.13
Weighted average basic shares outstanding	87,973	67,760	76,191	67,696
Weighted average dilutive shares outstanding	87,973	67,760	76,191	67,752
Cash dividends declared per share	$—	$—	$—	$0.06
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$28,018	$133,859	$148,553	$170,110
Investing activities	(24,026)	(39,135)	(93,367)	(155,702)
Financing activities	(5,408)	(41,118)	(69,964)	(131,478)
Other Data:
Adjusted EBITDA (1)	$44,714	$216,100	$216,094	$276,914
Capital expenditures	24,034	39,368	93,762	156,160
Balance Sheet Data (end of period):
Cash and cash equivalents			$65,039	$172,495
Working capital			316,166	511,159
Total assets			2,918,468	3,474,801
Total debt			1,067,025	1,483,750
Stockholders’ equity			783,462	834,539

(1)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, depreciation, amortization, maintenance turnaround expense, LCM inventory reserve adjustment and goodwill impairment loss. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA), acquisitions, and certain non-cash charges, items that may vary for different companies for reasons unrelated to overall operating performance.
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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Net income (loss)	$(4,782)	$109,237	$(253,171)	$77,026
Interest expense	33,024	31,153	88,047	69,838
Provision for income taxes	(9,383)	44,411	15,057	31,621
Depreciation and amortization	34,725	29,218	109,382	82,567
Amortization of loan fees	1,795	1,553	4,832	3,234
Write-off of unamortized loan fees	—	—	9,047	10,890
Maintenance turnaround expense	1,031	528	4,353	1,738
Net change in LCM reserve	(11,696)	—	(61,005)	—
Non-cash goodwill impairment loss	—	—	299,552	—

Adjusted EBITDA	$44,714	$216,100	$216,094	$276,914

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants and merchandise, net of customer rebates or discounts and excise taxes. Net sales for the three months ended September 30, 2009, were $1,896.3 million compared to $3,165.3 million for the three months ended September 30, 2008, a decrease of $1,269.0 million, or 40.1%. This decrease was primarily the result of decreases from our refining group ($1,255.6 million), our wholesale group ($233.7 million) and our retail group ($69.3 million). Net sales were reduced by $583.7 million and $873.3 million for the three months ended September 30, 2009 and 2008, respectively, to account for intercompany transactions that have been eliminated in consolidation.

     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation costs, and distribution costs. Cost of products sold was $1,698.7 million for the three months ended September 30, 2009, compared to $2,790.5 million for the three months ended September 30, 2008, a decrease of $1,091.8 million, or 39.1%. This decrease was primarily the result of decreases from our refining group ($1,085.8 million), our wholesale group ($223.5 million) and our retail group ($70.3 million). Cost of products sold was reduced by $582.3 million and $870.2 million for the three months ended September 30, 2009 and 2008, respectively, to account for intercompany transactions that have been eliminated in consolidation.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $116.7 million for the three months ended September 30, 2009, compared to $133.2 million for the three months ended September 30, 2008, a decrease of $16.5 million, or 12.4%. This decrease was primarily the result of decreases from our refining group ($14.3 million) and our wholesale group ($4.0 million). Direct operating expenses were reduced by $1.3 million and $3.0 million for the three months ended September 30, 2009 and 2008, respectively, to account for intercompany transactions that have been eliminated in consolidation.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general and administrative expenses were $23.7 million for the three months ended September 30, 2009, compared to $32.4 million for the three months ended September 30, 2008, a decrease of $8.7 million, or 26.9%. This decrease was primarily the result of decreases from our corporate staff operations ($5.0 million), our refining group ($2.8 million) and our wholesale group ($1.1 million). These decreases were partially offset by increases from our retail group ($0.2 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the quarter ended September 30, 2009, we incurred costs of $0.9 million in anticipation of the turnaround currently scheduled for the first quarter of 2010 at the El Paso refinery and $0.1 million in anticipation for the turnaround currently scheduled for the fall of 2010 at the Yorktown refinery. During the quarter ended September 30, 2008, we incurred costs of $0.5 million in anticipation of the turnaround performed in the fourth quarter of 2008 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2009, was $34.7 million compared to $29.2 million for the three months ended September 30, 2008, an increase of $5.5 million. This increase was primarily due to increases from our refining group ($5.4 million) and our retail group ($0.2 million) due to the completion of various capital projects in the fourth quarter of 2008 and the first nine months of 2009, that are now being depreciated.
     Operating Income (Loss). Operating income was $21.4 million for the three months ended September 30, 2009, compared to an operating income of $179.4 million for the three months ended September 30, 2008, a decrease of $158.0 million. This decrease was attributable primarily to decreased fuel and lubricant gross margins in the third quarter of 2009 compared to the third quarter of 2008, and increased depreciation and amortization expense.
     Interest Income. Interest income for the three months ended September 30, 2009 and 2008, was less than $0.1 million and $0.5 million, respectively. The decrease was primarily attributable to decreased balances of cash available for investment and lower rates of return on cash invested.
     Interest Expense. Interest expense for the three months ended September 30, 2009 and 2008, was $33.0 million (net of capitalized interest of $0.5 million) and $31.2 million (net of capitalized interest of $2.3 million), respectively. The increase was due to increased interest rates on our long-term debt and the amortization of the original issuance discount on our Senior Secured Notes. The average interest rates on our long-term debt, net of amortization of original issuance discount, for the third quarter of 2009 and 2008 were 9.17% and 7.69%, respectively. This increase was partially offset by a decrease in the average outstanding debt.

     Amortization of Loan Fees. Amortization of loan fees were $1.8 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively. The increase was primarily the result of additional deferred financing fees incurred in 2009 due to the new debt and stock offerings. This increase was partially offset by the write-off of unamortized loan fees related to the reduction of the balance in our term loan.
     Gain (Loss) from Derivative Activities. The loss from derivative activities was $0.7 million for the three months ended September 30, 2009, compared to a gain from derivative activities of $6.0 million for the three months ended September 30, 2008, respectively. The difference between the two periods was primarily attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. We recorded income tax benefit of $9.4 million for the quarter ended September 30, 2009, using an estimated effective tax rate of 66%, as compared to the Federal statutory rate of 35%. The effective tax rate was higher primarily to adjust the annualized rate based on estimated annual taxable income. We recorded income tax expense of $44.4 million for the quarter ended September 30, 2008, using an estimated effective tax rate of 28.9%.
     Net Income (Loss). We reported net loss of $4.8 million for the three months ended September 30, 2009, representing $0.05 net loss per share for the third quarter of 2009 on weighted average dilutive shares outstanding of 88.0 million. For the third quarter of 2008, we reported a net income of $109.2 million representing $1.60 net earnings per share on weighted average dilutive shares outstanding of 67.8 million.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants and merchandise, net of customer rebates or discount and excise taxes. Net sales for the nine months ended September 30, 2009 were $4,848.0 million, compared to $9,068.8 million for the nine months ended September 30, 2008, a decrease of $4,220.8 million, or 46.5%. This decrease was primarily the result of decreases from our refining group ($4,259.0 million), our wholesale group ($705.7 million) and our retail group ($208.4 million). Net sales were reduced by $1,450.6 million and $2,402.9 million for the nine months ended September 30, 2009 and 2008, respectively, to account for intercompany transactions that have been eliminated in consolidation.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation costs, and distribution costs. Cost of products sold was $4,102.4 million for the nine months ended September 30, 2009, compared to $8,297.4 million for the nine months ended September 30, 2008, a decrease of $4,195.0 million, or 50.6%. This decrease was primarily the result of decreases from our refining group ($4,237.0 million), our wholesale group ($686.2 million) and our retail group ($213.9 million). Cost of products sold was reduced by $1,446.3 million and $2,388.4 million for the nine months ended September 30, 2009 and 2008, respectively, to account for intercompany transactions that have been eliminated in consolidation.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $374.2 million for the nine months ended September 30, 2009, compared to $399.5 million for the nine months ended September 30, 2008, a decrease of $25.3 million, or 6.3%. This decrease was primarily the result of decreases from our refining group ($25.5 million) and our wholesale group ($10.0 million). Direct operating expenses were reduced by $4.2 million and $14.5 million for the nine months ended September 30, 2009 and 2008, respectively, to account for intercompany transactions that have been eliminated in consolidation.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general and administrative expenses were $85.9 million for the nine months ended September 30, 2009, compared to $90.0 million for the nine months ended September 30, 2008, a decrease of $4.1 million, or 4.6%. This decrease was primarily the result of decreases from our corporate staff operations ($2.3 million), our wholesale group ($1.8 million) and our refining group ($0.8 million). These decreases were partially offset by increases from our retail group ($0.8 million).

     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. As of June 30, 2009, we determined that all of the goodwill in four of our six reporting units was impaired. The total impact of the goodwill impairments for the nine months ended September 30, 2009 was a non-cash charge of $299.6 million. There were no such impairments for the nine months ended September 30, 2008.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the nine months ended September 30, 2009, we incurred costs of $2.9 million in a crude unit shutdown and $0.9 million in connection with the planned turnaround in the first quarter of 2010 at the El Paso refinery; and $0.5 million in anticipation of a turnaround currently scheduled for the fall of 2010 at the Yorktown refinery. During the nine months ended September 30, 2008, we incurred costs of $1.7 million in anticipation of the turnaround performed in the fourth quarter of 2008 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2009, was $109.4 million, compared to $82.6 million for the nine months ended September 30, 2008. This increase was primarily due to increases from our refining group ($24.3 million), our corporate staff operations ($1.3 million) and our retail group ($1.1 million) due to the completion of various capital projects in the last half of 2008 and the first half of 2009, that are now being depreciated.
     Operating Income (Loss). Operating loss was $127.7 million for the nine months ended September 30, 2009, compared to operating income of $197.6 million for the nine months ended September 30, 2008, a decrease of $325.3 million. This decrease was attributable primarily to a goodwill impairment loss, decreased refinery gross margins and increased depreciation and amortization expense. These decreases were partially offset by decreased direct operating expenses and selling, general and administrative expenses.
     Interest Income. Interest income for the nine months ended September 30, 2009 and 2008, was $0.2 million and $1.4 million, respectively. The decrease is primarily attributable to decreased balances of cash for investment and lower rates of return on cash invested.
     Interest Expense. Interest expense for the nine months ended September 30, 2009 and 2008, was $88.0 million (net of capitalized interest of $5.7 million) and $69.8 million (net of capitalized interest of $6.8 million), respectively. The increase was due to increased interest rates on our long-term debt and the amortization of the original issuance discount on our Senior Secured Notes. The average interest rates on our long-term debt, net of amortization of original issuance discount, for the first nine months of 2009 and 2008 were 8.78% and 6.07%, respectively. This increase was partially offset by a decrease in the average outstanding debt.
     Amortization of Loan Fees. Amortization of loan fees were $4.8 million and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively. The increase was primarily the result of additional deferred financing fees incurred in 2009 due to the new debt and stock offerings. This increase was partially offset by the write-off of unamortized loan fees related to the reduction of the balance in our term loan credit agreement.
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
     Gain (Loss) from Derivative Activities. The net loss from derivative activities was $13.3 million for the nine months ended September 30, 2009, compared to a $7.8 million net loss for the nine months ended September 30, 2008. The difference between the two periods primarily was attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.
     Provision for Income Taxes. We recorded income tax expense of $15.1 million for the nine months ended September 30, 2009, using an estimated effective tax rate of 25%, before goodwill impairment loss, as compared to the Federal statutory rate of 35%. The effective tax rate was lower than the statutory rate due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel. We have treated the non-cash goodwill impairment loss discretely, as it is not deductible for income tax purposes, and is excluded from the tax rate. We recorded income tax expense of $31.6 million for the nine months ended September 30, 2008, using an estimated effective tax rate of 29.1%, as compared to the Federal statutory rate of 35%.
     Net Income (Loss). We reported a net loss of $253.2 million for the nine months ended September 30, 2009, representing $3.29 net loss per share for the first nine months of 2009 on weighted average dilutive shares outstanding of 76.2 million. For the first nine months of 2008, we reported net income of $77.0 million representing $1.13 net income per share on weighted average dilutive shares outstanding of 67.8 million.
Refining Segment
     The following table presents the segment financial data for our refining group, including other revenues and expenses not specific to a particular refinery:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,834,130	$3,089,723	$4,645,709	$8,904,717
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,684,725	2,770,540	4,033,681	8,270,707
Direct operating expenses (exclusive of depreciation and amortization)	88,042	102,278	288,677	314,162
Selling, general and administrative expenses	8,470	11,266	28,247	29,019
Goodwill impairment loss	—	—	230,712	—
Maintenance turnaround expense	1,031	528	4,353	1,738
Depreciation and amortization	29,686	24,330	94,162	69,913

Total operating costs and expenses	1,811,954	2,908,942	4,679,832	8,685,539

Operating income (loss)	$22,176	$180,781	$(34,123)	$219,178

Key Operating Statistics:
Total sales volume (bpd) (2)	265,544	256,488	256,830	263,521
Total refinery production (bpd)	220,453	229,412	219,435	232,608
Total refinery throughput (bpd) (3)	223,129	230,814	221,232	234,207
Per barrel of throughput:
Refinery gross margin (1)(4)	$7.28	$15.03	$10.13	$9.88
Gross profit (4)	5.83	13.89	8.57	8.79
Direct operating expenses (5)	4.29	4.82	4.78	4.90

(1)	Includes a net change in the LCM reserve to value our Yorktown inventories to net realizable market values, which decreased cost of products sold and increased refinery gross margin by $11.7 million and $61.0 million for the three and nine months ended September 30, 2009, respectively.

(2)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(3)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

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
The following tables reconcile gross profit to refinery gross margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per barrel data)
Net sales	$1,834,130	$3,089,723	$4,645,709	$8,904,717
Cost of products sold (exclusive of depreciation and amortization)	1,684,725	2,770,540	4,033,681	8,270,707
Depreciation and amortization	29,686	24,330	94,162	69,913

Gross profit	119,719	294,853	517,866	564,097
Plus depreciation and amortization	29,686	24,330	94,162	69,913

Refinery gross margin	$149,405	$319,183	$612,028	$634,010

Refinery gross margin per refinery throughput barrel	$7.28	$15.03	$10.13	$9.88

Gross profit per refinery throughput barrel	$5.83	$13.89	$8.57	$8.79

(5)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

     The following tables set forth our summary refining throughput and production data for the periods presented below:

All Refineries
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	115,536	112,733	114,771	117,522
Diesel and jet fuel	83,954	93,420	82,538	92,268
Residuum	5,458	6,255	5,672	5,887
Other	9,778	9,579	9,956	10,139

Liquid products	214,726	221,987	212,937	225,816
By-products (coke)	5,727	7,425	6,498	6,792

Total refinery production (bpd)	220,453	229,412	219,435	232,608

Refinery throughput (bpd)
Sweet crude oil	128,535	142,822	127,944	152,668
Sour or heavy crude oil	73,031	69,210	69,569	62,016
Other feedstocks/blendstocks	21,563	18,782	23,719	19,523

Total refinery throughput (bpd)	223,129	230,814	221,232	234,207

El Paso Refinery
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	64,852	64,018	65,737	65,189
Diesel and jet fuel	54,236	56,226	50,853	54,894
Residuum	5,458	6,255	5,672	5,887
Other	3,290	3,615	3,382	3,828

Total refinery production (bpd)	127,836	130,114	125,644	129,798

Refinery throughput (bpd)
Sweet crude oil	103,122	104,845	102,373	103,768
Sour crude oil	19,969	18,487	15,985	17,497
Other feedstocks/blendstocks	7,051	9,235	9,431	10,530

Total refinery throughput (bpd)	130,142	132,567	127,789	131,795

Total sales volume (bpd)	150,823	137,632	143,905	141,988
Per barrel of throughput:
Refinery gross margin	$8.05	$13.03	$10.29	$9.77
Direct operating expenses	3.01	3.82	3.51	3.93

Yorktown Refinery
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	31,664	29,919	31,367	31,893
Diesel and jet fuel	22,101	28,525	23,982	28,266
Other	5,407	4,940	5,490	5,134

Liquid products	59,172	63,384	60,839	65,293
By-products (coke)	5,727	7,425	6,498	6,792

Total refinery production (bpd)	64,899	70,809	67,337	72,085

Refinery throughput (bpd)
Sweet crude oil	—	9,813	9	19,603
Sour or heavy crude oil	53,062	50,723	53,584	44,519
Other feedstocks/blendstocks	11,476	7,946	12,592	6,353

Total refinery throughput (bpd)	64,538	68,482	66,185	70,475

Total sales volume (bpd)	77,010	79,501	76,048	77,444
Per barrel of throughput:
Refinery gross margin (1)	$2.67	$14.91	$7.32	$7.95
Direct operating expenses	4.98	4.72	5.20	4.64

(1)	Includes a net change in the LCM reserve to value our Yorktown inventories to net realizable market values, which increased refinery gross margin by $1.97 and $3.38 per throughput barrel for the three and nine months ended September 30, 2009, respectively.

Four Corners Refineries
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	19,020	18,796	17,667	20,440
Diesel and jet fuel	7,617	8,669	7,703	9,108
Other	1,081	1,024	1,084	1,177

Total refinery production (bpd)	27,718	28,489	26,454	30,725

Refinery throughput (bpd)
Sweet crude oil	25,413	28,164	25,562	29,297
Other feedstocks/blendstocks	3,036	1,601	1,696	2,640

Total refinery throughput (bpd)	28,449	29,765	27,258	31,937

Total sales volume (bpd)	37,711	39,355	36,877	44,089
Per barrel of throughput:
Refinery gross margin	$14.04	$23.02	$16.11	$12.68
Direct operating expenses	7.64	7.84	8.56	8.15
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended September 30, 2009, were $1,834.1 million, compared to $3,089.7 million for the three months ended September 30, 2008, a decrease of $1,255.6 million, or 40.6%. This decrease was primarily the result of lower sales prices of refined products. The average sales price per barrel at our four refineries decreased from $130.94 in the third quarter of 2008, to $75.08 in the third quarter of 2009, a decrease of 42.7%. This decrease was partially offset by an increase in the volume of refined products sold. During the third quarter of 2009, we sold 24.4 million barrels of refined products compared to 23.6 million barrels for the same period in 2008.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $1,684.7 million for the three months ended September 30, 2009, compared to $2,770.5 million for the three months ended September 30, 2008, a decrease of $1,085.8 million, or 39.2%. This decrease was primarily the result of lower crude oil costs. The average cost per barrel decreased from $114.62 in the third quarter of 2008, to $65.96 in the third quarter of 2009, a decrease of 42.5%. Also contributing to this decrease, were decreased purchases of other feedstocks and blendstocks ($83.3 million), decreased third-party purchases ($70.0 million) and an LCM inventory adjustment ($11.7 million). These decreases were partially offset by an increase in the change in our LIFO reserve ($219.3 million). Refinery gross margin per throughput barrel decreased from $15.03 in the third quarter of 2008 to $7.28 in the third quarter of 2009. Narrow heavy and sour crude differentials during the quarter had a negative impact on refinery gross margins at the Yorktown refinery and, to a lesser extent, at the El Paso refinery, Yorktown also experienced lower coking margins than in previous quarters. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $5.83 and $13.89 for the three months ended September 30, 2009 and 2008, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $88.0 million for the three months ended September 30, 2009, compared to $102.3 million for the three months ended September 30, 2008, a decrease of $14.3 million, or 14.0%. This decrease primarily resulted from decreased natural gas expense ($8.9 million), decreased property taxes ($6.3 million), decreased personnel costs ($1.1 million), decreased facilities leases ($0.6 million), decreased equipment rentals ($0.5 million) and decreased general maintenance costs ($0.5 million). These decreases were partially offset by increased professional and legal fees ($1.2 million).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $8.5 million for the three months ended September 30, 2009, compared to $11.3 million for the three months ended September 30, 2008, a decrease of $2.8 million, or 24.8%. This decrease primarily resulted from decreased professional and legal fees ($2.9 million) and decreased personnel costs mainly related to incentive compensation ($1.4 million). These decreases were partially offset by increased marketing expenses ($0.9 million) and increased bad debt expense ($0.4 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the quarter ended September 30, 2009, we incurred costs of $0.9 million in anticipation of the turnaround currently scheduled for the first quarter of 2010 at the El Paso refinery and $0.1 million in anticipation for the turnaround currently scheduled for the fall of 2010 at the Yorktown refinery. During the quarter ended September 30, 2008, we incurred costs of $0.5 million in anticipation of the turnaround performed in the fourth quarter of 2008 at the north side of the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2009, was $29.7 million, compared to $24.3 million for the three months ended September 30, 2008, an increase of $5.4 million, or 22.2%. This increase was primarily due to the completion of the FCC hydrotreater at the El Paso refinery, the ULSD unit electrical infrastructure at the Yorktown refinery, and various other capital projects at our four refineries.
     Operating Income. We reported operating income of $22.2 million for the three months ended September 30, 2009, compared to $180.8 million of operating income for the three months ended September 30, 2008, a decrease of $158.6 million. This decrease was attributable primarily to decreased refinery gross margins in the third quarter of 2009 compared to the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
     Net Sales. Net sales consist primarily of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the nine months ended September 30, 2009, were $4,645.7 million, compared to $8,904.7 million for the nine months ended September 30, 2008, a decrease of $4,259.0 million, or 47.8%. This decrease was primarily the result of lower sales prices and volumes sold of refined products. The average sales price per barrel at our four refineries decreased from $123.33 in the first nine months of 2008, to $66.26 in the first nine months of 2009, a decrease of 46.3%. During the first nine months of 2009, we sold 70.1 million barrels of refined products compared to 72.2 million barrels for the same period in 2008.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation costs, and distribution costs. Cost of products sold was $4,033.7 million for the nine months ended September 30, 2009, compared to $8,270.7 million for the nine months ended September 30, 2008, a decrease of $4,237.0 million, or 51.2%. This decrease was primarily the result of lower crude oil costs. The average cost per barrel decreased from $110.22 in the first nine months of 2008, to $53.51 in the first nine months of 2009, a decrease of 51.5%. During the first nine months of 2009, we purchased 53.3 million barrels of crude oil compared to 46.2 million barrels for the same period in 2008. Also contributing to this decrease were decreased third-party purchases ($503.2 million), decreased purchases of other feedstocks and blendstocks ($244.4 million) and an LCM inventory adjustment ($61.0 million). These decreases were partially offset by an increase in the change in our LIFO reserve ($96.7 million). Refinery gross margin per throughput barrel increased from $9.88 in the first nine months of 2008 to $10.13 in the first nine months of 2009. Narrow heavy and sour crude differentials had a negative impact on refinery gross margins at the Yorktown refinery and, to a lesser extent, at the El Paso refinery. The Yorktown refinery has also experienced declining coking margins. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $8.57 and $8.79 for the nine months ended September 30, 2009 and 2008, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $288.7 million for the nine months ended September 30, 2009, compared to $314.2 million for the nine months ended September 30, 2008, a decrease of $25.5 million, or 8.1%. This decrease primarily resulted from decreased natural gas expense ($19.7 million), decreased general maintenance costs ($10.8 million), decreased property taxes ($5.7 million), decreased insurance expense ($2.2 million), decreased outside support services ($2.3 million), decreased environmental expenses ($1.6 million), decreased equipment rentals ($1.2 million), and decreased facilities leases ($1.0 million). These decreases were partially offset by increased chemicals and catalysts ($5.5 million), increased electricity expense ($5.3 million), increased personnel costs ($5.0 million) and increased professional and legal fees ($1.6 million).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $28.2 million for the nine months ended September 30, 2009, compared to $29.0 million for the nine months ended September 30, 2008, a decrease of $0.8 million, or 2.8%. This decrease primarily resulted from decreased professional and legal fees ($5.5 million). This decrease was partially offset by increased marketing expenses ($1.9 million), increased environmental penalties ($1.5 million) and increased bad debt expense ($1.4 million).
     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. As of June 30, 2009, we determined that all of the goodwill in the two reporting units of our refining group was impaired. The total impact of the goodwill impairments for the nine months ended September 30, 2009 was a non-cash charge of $230.7 million. There were no such impairments for the nine months ended September 30, 2008.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the nine months ended September 30, 2009, we incurred costs of $2.9 million for a crude unit shutdown and $0.9 million in connection with the planned turnaround in the first quarter of 2010 at the El Paso refinery; and $0.5 million in anticipation of a turnaround currently scheduled for the fall of 2010 at the Yorktown refinery. During the nine months ended September 30, 2008, we incurred costs of $1.7 million in anticipation of the turnaround performed in the fourth quarter of 2008 at the north side of the El Paso refinery.

     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2009, was $94.2 million, compared to $69.9 million for the nine months ended September 30, 2008, an increase of $24.3 million, or 34.8%. This increase was primarily due to the completion of the FCC hydrotreater, the sour water stripper and a new laboratory at the El Paso refinery; the gasoline desulfurization project at the Yorktown refinery; and various other capital projects at our four refineries.
     Operating Income (Loss). We reported operating loss of $34.1 million for the nine months ended September 30, 2009, compared to $219.2 million of operating income for the nine months ended September 30, 2008, a decrease of $253.3 million. This decrease was primarily due to a goodwill impairment loss, increased depreciation and amortization expense and decreased refinery gross margins in the first nine months of 2009 compared to the same period in 2008. These decreases were partially offset by decreased direct operating expenses.
Retail Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$176,708	$245,951	$466,445	$674,805
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	148,723	219,047	392,330	606,163
Direct operating expenses (exclusive of depreciation and amortization)	17,273	17,146	49,598	49,687
Selling, general and administrative expenses	1,545	1,271	4,762	3,962
Goodwill impairment loss	—	—	27,610	—
Depreciation and amortization	2,415	2,172	7,298	6,182

Total operating costs and expenses	169,956	239,636	481,598	665,994

Operating income (loss)	$6,752	$6,315	$(15,153)	$8,811

Operating Data:
Fuel gallons sold (in thousands)	53,708	53,606	155,216	158,079
Fuel margin per gallon (1)	$0.23	$0.22	$0.19	$0.16
Merchandise sales (in thousands)	$51,129	$50,141	$144,339	$140,176
Merchandise margin (2)	28.4%	27.4%	28.4%	27.6%
Operating retail outlets at period end			152	154

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands, except per gallon data)
Net Sales:
Fuel sales	$139,028	$207,519	$357,542	$566,862
Excise taxes included in fuel revenues	(19,405)	(17,567)	(53,649)	(50,901)
Merchandise sales	51,129	50,141	144,339	140,176
Other sales	5,956	5,858	18,213	18,668

Net sales	$176,708	$245,951	$466,445	$674,805

Cost of Products Sold:
Fuel cost of products sold	$126,841	$195,635	$328,384	$540,941
Excise taxes included in fuel cost of products sold	(19,405)	(17,567)	(53,649)	(50,901)
Merchandise cost of products sold	36,622	36,421	103,400	101,468
Other cost of products sold	4,665	4,558	14,195	14,655

Cost of products sold	$148,723	$219,047	$392,330	$606,163

Fuel margin per gallon (1)	$0.23	$0.22	$0.19	$0.16

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold.

(2)	Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the convenience store industry to measure operating results related to merchandise sales.
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the three months ended September 30, 2009, were $176.7 million, compared to $246.0 million for the three months ended September 30, 2008, a decrease of $69.3 million, or 28.2%. This decrease was primarily due to a decrease in the sales price of gasoline and diesel fuel. The average sales price per gallon decreased from $3.87 in the third quarter of 2008 to $2.59 in the third quarter of 2009. This decrease was partially offset by increased merchandise sales.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $148.7 million for the three months ended September 30, 2009, compared to $219.0 million for the three months ended September 30, 2008, a decrease of $70.3 million, or 32.1%. This decrease was primarily due to decreased costs of gasoline and diesel fuel. Average fuel cost per gallon decreased from $3.65 in the third quarter of 2008 to $2.36 in the third quarter of 2009.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $17.3 million for the three months ended September 30, 2009, compared to $17.1 million for the three months ended September 30, 2008, an increase of $0.2 million, or 1.2%.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $1.5 million for the three months ended September 30, 2009, compared to $1.3 million for the three months ended September 30, 2008, an increase of $0.2 million, or 15.4%. This increase was primarily due to increased personnel costs ($0.2 million).

     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2009, was $2.4 million, compared to $2.2 million for the three months ended September 30, 2008, an increase of $0.2 million, or 9.1%.
     Operating Income (Loss). Operating income for the three months ended September 30, 2009, was $6.8 million, compared to operating income of $6.3 million for the three months ended September 30, 2008, an increase of $0.5 million. This increase was primarily due to higher merchandise and fuel margins in the third quarter of 2009 compared to the same period in 2008. These increases were partially offset by increased selling, general and administrative expenses and increased depreciation and amortization.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the nine months ended September 30, 2009, were $466.4 million, compared to $674.8 million for the nine months ended September 30, 2008, a decrease of $208.4 million, or 30.9%. This decrease was primarily due to a decrease in the sales price of gasoline and diesel fuel. The average sales price per gallon decreased from $3.59 in the nine months ended September 30, 2008, to $2.30 for the same period in 2009. This decrease was partially offset by increased merchandise sales.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $392.3 million for the nine months ended September 30, 2009, compared to $606.2 million for the nine months ended September 30, 2008, a decrease of $213.9 million, or 35.3%. This decrease was primarily due to decreased costs of gasoline and diesel fuel. Average fuel cost per gallon decreased from $3.42 in the first nine months of 2008, to $2.12 in the first nine months of 2009.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $49.6 million for the nine months ended September 30, 2009, compared to $49.7 million for the nine months ended September 30, 2008, a decrease of $0.1 million, or 0.2%.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $4.8 million for the nine months ended September 30, 2009, compared to $4.0 million for the nine months ended September 30, 2008, an increase of $0.8 million, or 20.0%. This increase was primarily due to increased personnel costs ($0.8 million).
     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. As of June 30, 2009, we determined that all of the goodwill in the reporting unit of our retail group was impaired. The total impact of the goodwill impairments for the nine months ended September 30, 2009 was a non-cash charge of $27.6 million. There were no such impairments for the nine months ended September 30, 2008.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2009, was $7.3 million, compared to $6.2 million for the nine months ended September 30, 2008, an increase of $1.1 million, or 17.7%.
     Operating Income (Loss). Operating loss for the nine months ended September 30, 2009, was $15.2 million, compared to operating income of $8.8 million for the nine months ended September 30, 2008, a decrease of $24.0 million. This decrease was primarily due to a goodwill impairment loss; increased depreciation and amortization; and increased selling, general and administrative expenses. These decreases were partially offset by higher fuel and merchandise margins for the nine months ended September 30, 2009 compared to the same period in 2008.

Wholesale Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment)	$469,142	$702,755	$1,186,466	$1,892,176
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	447,543	670,971	1,122,719	1,808,869
Direct operating expenses (exclusive of depreciation and amortization)	12,791	16,840	40,153	50,156
Selling, general and administrative expenses	3,734	4,826	12,634	14,395
Goodwill impairment loss	—	—	41,230	—
Depreciation and amortization	1,394	1,310	4,205	4,074

Total operating costs and expenses	465,462	693,947	1,220,941	1,877,494

Operating income (loss)	$3,680	$8,808	$(34,475)	$14,682

Operating Data:
Fuel gallons sold (in thousands)	213,590	187,047	611,514	534,334
Fuel margin per gallon (1)	$0.07	$0.09	$0.07	$0.08
Lubricant sales (in thousands)	$26,665	$43,784	$86,801	$123,716
Lubricant margin (2)	10.0%	15.0%	8.9%	12.8%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands, except per gallon data)
Net Sales:
Fuel sales	$493,017	$698,226	$1,244,117	$1,883,601
Excise taxes included in fuel sales	(57,415)	(48,433)	(165,579)	(147,299)
Lubricant sales	26,665	43,784	86,801	123,716
Other sales	6,875	9,178	21,127	32,158

Net sales	$469,142	$702,755	$1,186,466	$1,892,176

Cost of Products Sold:
Fuel cost of products sold	$477,838	$680,470	$1,200,856	$1,841,257
Excise taxes included in fuel sales	(57,415)	(48,433)	(165,579)	(147,299)
Lubricant cost of products sold	23,997	37,197	79,071	107,860
Other cost of products sold	3,123	1,737	8,371	7,051

Cost of products sold	$447,543	$670,971	$1,122,719	$1,808,869

Fuel margin per gallon (1)	$0.07	$0.09	$0.07	$0.08

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold.

(2)	Lubricant margin is a measurement calculated by dividing the difference between lubricant sales and lubricant cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants and freight. Net sales for the three months ended September 30, 2009, were $469.1 million, compared to $702.8 million for the three months ended September 30, 2008, a decrease of $233.7 million, or 33.3%. This decrease was primarily due to a decrease in the average sales price of refined products and decreased sales volume and average price of lubricants. The average price per gallon of refined products decreased from $3.73 in the third quarter of 2008, to $2.31 in the third quarter of 2009. Lubricant sales volume decreased from 4.4 million gallons in the third quarter of 2008 to 3.0 million gallons for the same period in 2009. Our average price per gallon of lubricants decreased from $10.05 in the third quarter of 2008 to $8.88 in the third quarter of 2009. These decreases were partially offset by increased fuel volumes sold. The fuel volume sold increased from 187.0 million gallons for the three months ended September 30, 2008 to 213.6 million gallons for the same period in 2009.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants and delivery freight. Cost of products sold was $447.5 million for the three months ended September 30, 2009, compared to $671.0 million for the three months ended September 30, 2008, a decrease of $223.5 million, or 33.3%. This decrease was primarily due to decreased costs of refined products, and decreased purchased volume and cost of lubricants. The average cost per gallon of refined products decreased from $3.63 in the third quarter of 2008 to $2.24 in the third quarter of 2009. The average cost per gallon of lubricants decreased from $8.55 in the third quarter of 2008 to $7.99 in the third quarter of 2009. These decreases were partially offset by increased fuel volumes purchased.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $12.8 million for the three months ended September 30, 2009, compared to $16.8 million for the three months ended September 30, 2008, a decrease of $4.0 million, or 23.8%. This decrease primarily resulted from decreased fuel expenses ($2.2 million), repairs and maintenance ($0.7 million), labor expense ($0.5 million) and environmental expenses ($0.2 million).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $3.7 million for the three months ended September 30, 2009, compared to $4.8 million for the three months ended September 30, 2008, a decrease of $1.1 million, or 22.9%. This decrease primarily resulted from decreased personnel costs ($0.4 million), decreased outside administrative services ($0.2 million), decreased bad debt expense ($0.1 million), decreased utilities expense ($0.1 million) and decreased bank fees ($0.1 million).
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2009, was $1.4 million, compared to $1.3 million for the three months ended September 30, 2008, an increase of $0.1 million, or 7.7%.
     Operating Income (Loss). Operating income for the three months ended September 30, 2009, was $3.7 million, compared to operating income of $8.8 million for the three months ended September 30, 2008, a decrease of $5.1 million. This decrease primarily resulted from lower fuel and lubricant margins in the third quarter of 2009 compared to the same period in 2008. This decrease was partially offset by lower direct operating expenses and selling, general and administrative expenses.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants and freight. Net sales for the nine months ended September 30, 2009, were $1,186.5 million, compared to $1,892.2 million for the nine months ended September 30, 2008, a decrease of $705.7 million, or 37.3%. This decrease was primarily due to a decrease in the sales price of refined products and decreased sales volume of lubricants. The average sales price per gallon of refined products decreased from $3.53 in the first nine months of 2008 to $2.03 in the first nine months of 2009. Lubricant sales volume decreased from 13.3 million gallons in the first nine months of 2008 to 9.1 million gallons for the same period in 2009. This decrease was partially offset by increased fuel volumes sold.

     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants and delivery freight. Cost of products sold was $1,122.7 million for the nine months ended September 30, 2009, compared to $1,808.9 million for the nine months ended September 30, 2008, a decrease of $686.2 million, or 37.9%. This decrease was primarily due to decreased costs of refined products and decreased purchased volume of lubricants. The average cost per gallon decreased from $3.44 in the first nine months of 2008, to $1.96 in the first nine months of 2009. This decrease was partially offset by increased fuel volumes purchased.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $40.2 million for the nine months ended September 30, 2009, compared to $50.2 million for the nine months ended September 30, 2008, a decrease of $10.0 million, or 19.9%. This decrease primarily resulted from decreased fuel expense ($6.1 million), decreased repairs and maintenance ($2.1 million), vehicle licenses and permits ($0.6 million), trailer leases ($0.6 million), and outside maintenance services ($0.6 million).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $12.6 million for the nine months ended September 30, 2009, compared to $14.4 million for the nine months ended September 30, 2008, a decrease of $1.8 million, or 12.5%. This decrease primarily resulted from decreases in outside services ($0.5 million), personnel costs ($0.4 million), utilities ($0.3 million), repairs and maintenance ($0.3 million), administration supplies ($0.2 million), bank fees ($0.2 million), advertising and promotions ($0.2 million) and travel and entertainment ($0.2 million). These decreases were partially offset by an increase in bad debt expense ($0.6 million).
     Goodwill Impairment Loss. We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. As of June 30, 2009, we determined that all of the goodwill in the reporting unit of our wholesale group was impaired. The total impact of the goodwill impairments for the nine months ended September 30, 2009 was a non-cash charge of $41.2 million. There were no such impairments for the nine months ended September 30, 2008.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2009, was $4.2 million, compared to $4.1 million for the nine months ended September 30, 2008, an increase of $0.1 million, or 2.4%.
     Operating Income (Loss). Operating loss for the nine months ended September 30, 2009, was $34.5 million, compared to operating income of $14.7 million for the nine months ended September 30, 2008, a decrease of $49.2 million. This decrease primarily resulted from a goodwill impairment loss and decreased lubricant margins in the first nine months of 2009 compared to the same period in 2008. These decreases were partially offset by decreased direct operating expenses and decreased selling, general and administrative expenses.
Contractual Obligations and Commercial Commitments
     As a result of the issuance of the Senior Secured Notes and Convertible Senior Notes and the payment on our term loan in June 2009, our long-term debt obligations described in our 2008 Form 10-K were revised. Our long-term debt obligations are $42.3 million for the remainder of 2009, $239.9 million for 2010 through 2011, $235.6 million for 2012 through 2013, and $1,278.1 million for 2014 through May 2017 using the minimum principal payments and interest calculated using interest rates at September 30, 2009.
     Except for the changes described above, there have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our 2008 Form 10-K.

Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Cash flows provided by operating activities	$148,553	$170,110
Cash flows used in investing activities	(93,367)	(155,702)
Cash flows used in financing activities	(69,964)	(131,478)

Net decrease in cash and cash equivalents	$(14,778)	$(117,070)

Cash Flows Provided by Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2009, was $148.6 million. The most significant providers of cash were adjustments to net income for non-cash items such as goodwill impairment loss ($299.6 million), depreciation and amortization ($109.4 million), write-off of unamortized loan fees ($9.0 million), deferred income taxes ($11.2 million), amortization of loan fees ($4.8 million), amortization of original issue discount ($4.2 million), and stock-based compensation ($3.5 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($40.3 million).
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
Cash Flows Used in Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2009, was $93.4 million (including capitalized interest of $5.7 million), mainly relating to capital expenditures. Capital spending for the first nine months of 2009 included spending on the low sulfur gasoline project ($41.0 million), the MSAT project ($9.9 million) and the diesel hydrotreater revamp project ($3.5 million) at our El Paso refinery; coker upgrades ($6.0 million) and the MSAT project ($4.5 million) at our Yorktown refinery; and several other improvement and regulatory projects for our refining group. In addition, our total capital spending included projects for our retail group ($2.8 million), our corporate group ($1.1 million), and our wholesale group ($0.2 million). We currently expect to spend approximately $120.0 million (excluding capitalized interest) in capital expenditures for all of 2009.
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

Cash Flows Used in Financing Activities
     Net cash used in financing activities for the nine months ended September 30, 2009, was $70.0 million. Cash used in financing activities for the first nine months of 2009 included a net decrease to our revolving credit facility ($60.0 million), principal payments on our term loan ($922.4 million), deferred financing costs ($4.5 million) and the repurchases of common stock to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan ($0.6 million). These decreases in cash were significantly offset by the net proceeds from the issuance of our Senior Secured Notes ($538.2 million), our Convertible Senior Notes ($209.0 million) and common stock ($170.4 million).
     Net cash used in financing activities for the nine months ended September 30, 2008, was $131.5 million. Cash used in financing activities for the first nine months of 2008 included a net decrease to our revolving credit facility ($90.0 million), deferred loan fees incurred ($22.4 million), dividends paid ($8.2 million), principal payments on our term loan ($9.8 million), and the repurchases of common stock to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan ($1.2 million).
Working Capital
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and our revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Refining margins have been extremely volatile throughout 2008 and so far in 2009. For example, our refining margins decreased from $13.59 per throughput barrel in the first quarter of 2009 to $9.47 per throughput barrel in the second quarter of 2009 to $7.28 per throughput barrel in the third quarter of 2009. If our refining margins deteriorate significantly, or if our earnings and cash flows suffer for any other reason, we could be unable to comply with the financial covenants set forth in our credit facilities (described below). If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, in order to operate our business.
     We are currently considering raising additional funds through public or private equity or debt financings to refinance the remaining balance on our term loan. We have also begun the process to seek amendments to certain of the covenants in our credit agreements. Although we were in compliance with these covenants through the end of the third quarter of 2009, we believe it is prudent to start this process in the event that the low refining margin environment continues for an extended period of time. We can give no assurances that we will be able to raise any additional funds or amend these financial covenants on terms favorable to us, or at all. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We are also considering potential asset sales and other operational initiatives. Given current market conditions we are not optimistic about the sale of any assets in the near term.
     In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I. — Item 1A. “Risk Factors” in our 2008 Form 10-K, and elsewhere in this report.
     Working capital at September 30, 2009, was $316.1 million, consisting of $974.9 million in current assets and $658.8 million in current liabilities. In addition, as of September 30, 2009, the gross availability under the 2007 Revolving Credit Agreement was $513.1 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. As of September 30, 2009, we had net availability under the 2007 Revolving Credit Agreement of $221.1 million due to $292.0 million in letters of credit outstanding and no outstanding direct borrowings. Working capital at December 31, 2008, was $314.5 million, consisting of $815.2 million in current assets and $500.7 million in current liabilities. As of December 31, 2008, we had net availability of $124.1 million under our 2007 Revolving Credit Agreement. On November 6, 2009, the gross availability under the 2007 Revolving Credit Agreement was $545.8 million pursuant to the borrowing base due to lower values of inventory and accounts receivable. On November 6, 2009, we had net availability under the 2007 Revolving Credit Agreement of $253.8 million due to $272.0 million in letters of credit outstanding and $20.0 million in direct borrowings.

Indebtedness
     Senior Secured Notes. In June 2009, we issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes, or the Fixed Rate Notes. The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes, or the Floating Rate Notes, and together with the Fixed Rate Notes, the Senior Secured Notes. The Fixed Rate Notes will pay interest semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2009 at a rate of 11.25% per annum and will mature on June 15, 2017. We may redeem the Fixed Rate Notes at our option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. As of September 30, 2009, the fair value of the Fixed Rate Notes was $281.4 million.
     The Floating Rate Notes pay interest quarterly beginning on September 15, 2009 at a per annum rate, reset quarterly, equal to 3-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50% and will mature on June 15, 2014. The interest rate on the Floating Rate Notes as of September 30, 2009 was 10.75%. We may redeem the Floating Rate Notes at our option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter. Proceeds from the issuance of the Fixed Rate Notes were $290.7 million, net of an original issue discount of $27.8 million and underwriting discounts of $6.5 million. Proceeds from the issuance of the Floating Rate Notes were $247.5 million, net of an original issue discount of $22.0 million and underwriting discounts of $5.5 million. As of September 30, 2009, we had paid $2.1 million in other financing costs related to the Senior Secured Notes. The fair value of the Floating Rate Notes was $241.2 million at September 30, 2009. We are amortizing the original issue discounts using the effective interest method over the life of the notes. The combined proceeds from the issuance and sale of the Senior Secured Notes were used to repay a portion of the outstanding indebtedness under the Term Loan Credit Agreement, or Term Loan.
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
     The indenture governing the Senior Secured Notes contains covenants that limit our (and most of our subsidiaries’) ability to, among other things: (i) pay dividends or make other distributions in respect of our capital stock or make other restricted payments; (ii) make certain investments; (iii) sell certain assets; (iv) incur additional debt or issue certain preferred shares; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) restrict dividends or other payments from restricted subsidiaries; and (viii) enter into certain transactions with our affiliates. These covenants are subject to a number of important limitations and exceptions. The indenture governing the Senior Secured Notes also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all then outstanding Senior Secured Notes to be due and payable immediately.
     We may issue additional notes from time to time pursuant to the indenture governing the Senior Secured Notes.
     Convertible Senior Notes. We issued and sold $215.5 million in aggregate principal amount of its 5.75% Senior Convertible Notes due 2014, or the Convertible Senior Notes, during June and July 2009. The Convertible Senior Notes are unsecured and will pay interest semi-annually in arrears at a rate of 5.75% per year beginning on December 15, 2009. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of our obligation upon conversion of the Convertible Senior Notes, we may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes in June and July 2009 were $209.0 million, net of underwriting discounts of $6.5 million and were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate we used to determine the liability and equity components of the Convertible Senior Notes was 13.5%. As of September 30, 2009, we had paid $0.5 million in other financing costs related to the Convertible Senior Notes. We valued the conversion feature at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. As of September 30, 2009, the fair value of the Convertible Senior Notes was $146.9 million.
     Term Loan Credit Agreement. The Term Loan has a maturity date of May 30, 2014 and it is secured by our fixed assets, including our refineries. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014 with the remaining balance due on the maturity date. We made principal payments on the Term Loan of $922.4 million in the nine months ended September 30, 2009 primarily from the net proceeds of the debt and common stock offerings in June and July 2009 and $9.8 million for the same period in 2008. The average interest rates under the Term Loan for the nine months ended September 30, 2009 and 2008 were 8.46% and 6.03%, respectively. As of September 30, 2009, the interest rate under the Term Loan was 8.25%. We amended the Term Loan during the second quarter of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. To effect this amendment, we paid $1.9 million in amendment fees. As a result of the partial paydown of the Term Loan in June 2009, we expensed $9.0 million during the second quarter to write-off a portion of the unamortized loan fees related to the Term Loan. As of September 30, 2009, the fair value of the Term Loan was $356.7 million. On June 30, 2008, we entered into an amendment to our term loan credit agreement. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred prior to such amendment.
     2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance our existing indebtedness and that of our subsidiaries, to finance working capital and capital expenditures and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. As of September 30, 2009, the gross availability under the 2007 Revolving Credit Agreement was $513.1 million pursuant to the borrowing base due to lower values of inventories and accounts receivable. As of September 30, 2009, we had net availability under the 2007 Revolving Credit Agreement of $221.1 million due to $292.0 million in letters of credit outstanding and no outstanding direct borrowings. On November 6, 2009, the gross availability under the 2007 Revolving Credit Agreement was $531.3 million pursuant to the borrowing base due to lower values of inventory and accounts receivable. As of November 6, 2009, we had net availability under the 2007 Revolving Credit Agreement of $253.8 million due to $272.0 million in letters of credit outstanding and $20.0 million in direct borrowings. The average interest rates under the 2007 Revolving Credit Agreement for the nine months ended September 30, 2009 and 2008 were 5.13% and 6.67%, respectively. At September 30, 2009, the interest rate under the 2007 Revolving Credit Agreement was 4.75%. We amended the 2007 Revolving Credit Agreement during the second quarter of 2009 in connection with the new debt offerings and to modify certain of the financial covenants.
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
     Certain Covenants in Term Loan and Revolving Credit Agreement. The Agreements contain certain covenants, including limitations on debt, investments and dividends, and financial covenants relating to minimum interest coverage, maximum leverage and minimum EBITDA. Pursuant to the Agreements, we have also agreed to not pay cash dividends on its common stock through 2009. We were in compliance with all applicable covenants set forth in the Agreements at September 30, 2009. See Note 19, “Contingencies” in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for additional discussion of these financial covenants.

     Interest Rate Swap. On January 31, 2008, we entered into an amortizing LIBOR interest rate swap to manage the variability of cash flows related to the interest payments for the variable-rate term loan. The notional amount of the swap was $1.0 billion with a LIBOR interest rate fixed at 3.645% for the life of the swap. We designated this receive-variable and pay-fixed swap as a cash flow hedge. On August 6, 2008, we terminated the interest rate swap at no cost.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2009.
Fair Value Measurement
     On January 1, 2008, we adopted the provisions of FASC 820, Fair Value Measurements and Disclosures, or FASC 820, for our financial assets and liabilities. FASC 820, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. On January 1, 2009, we adopted the provisions of FASC 820 for our nonfinancial assets and liabilities. The adoption of these provisions did not have a material effect on our financial condition or results of operations, and had no impact on methodologies we use in measuring the fair value of our assets and liabilities.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of September 30, 2009, we held approximately 7.2 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $57.81 per barrel. As of September 30, 2009, the current cost exceeded aggregated LIFO costs of our crude oil, refined product and other feedstock and blendstock inventories by $91.4 million.
     In accordance with FASC 815, Derivatives and Hedging, all commodity futures contracts, price swaps, and options are recorded at fair value and any changes in fair value between periods are recorded in the other income (expense) section of our Condensed Consolidated Statement of Operations as gain (loss) from derivative activities.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts, price swaps, or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in gain (loss) from derivative activities at the end of each period. For the three and nine months ended September 30, 2009, we had $0.7 million and $13.3 million, respectively, in net realized and unrealized losses accounted for using mark-to-market accounting. For the three months ended September 30, 2008, we had $6.0 million in net realized and unrealized gains accounted for using mark-to-market accounting. For the nine months ended September 30, 2008, we had $7.8 million in net realized and unrealized losses accounted for using mark-to-market accounting.
     At September 30, 2009, we had open commodity derivative instruments consisting of refined products price swaps on 659,000 barrels, primarily to protect the value of certain gasoline and blendstock inventories for the fourth quarter of 2009. These open instruments had total unrealized net losses at September 30, 2009, of approximately $2.7 million.
     During the three and nine months ended September 30, 2009, we did not have any commodity derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of September 30, 2009, $633.1 million of our outstanding debt, excluding unamortized discount, was at floating rates based on LIBOR and Prime rates. An increase in these base rates of 1% would increase our interest expense by $6.3 million per year.

Item 4.	Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     A discussion of the risks we face can be found in our 2008 Form 10-K under Part I. — Item 1A. “Risk Factors” and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 under Part II. — Item 1A. “Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of
			Shares Purchased
		Average Price	as Part of a	Maximum Number of
	Total Number	Paid per Share	Publicly	Shares that May Yet
	of Shares	(Including	Announced	Be Purchased Under
Period	Purchased	Commissions)	Program	the Plans or Programs
July 1 to July 31, 2009	—	$—	N/A	N/A
August 1 to August 31, 2009 (1)	2,205	6.43	N/A	N/A
September 1 to September 30, 2009 (1)	1,667	6.90	N/A	N/A

Total	3,872	6.63	N/A	N/A

(1)	These repurchases were in private transactions directly with certain of our employees to provide funds to satisfy payroll withholding taxes for such employees in connection with the vesting of restricted shares awarded under our Long-Term Incentive Plan. The repurchased shares are now held by us as treasury shares.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke Gary R. Dalke	Chief Financial Officer (Principal Financial Officer)	November 9, 2009