Form 10-K
period 2009-12-31
Western Refining, Inc.
filed 2010-03-12
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☑

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $366,876,881.84.

As of March 5, 2010, there were 89,483,396 shares outstanding, par value $0.01, of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2010 annual meeting of stockholders are incorporated by reference into Part III of this report.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Forward-Looking Statements

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Annual Report on Form 10-K, and in particular under the sections entitled Item 1. Business, Item 3. Legal Proceedings, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources, our working capital requirements, our ability to improve our capital structure through asset sales and/or through certain financings, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational or refinery efficiencies and cost savings, future refining capacity, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures and future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity derivative instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.

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

Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	our ability to realize the synergies from our acquisition of Giant Industries, Inc., or Giant;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	conditions in the capital markets;

•	our ability to raise additional funds for our working capital needs in the public or private debt or equity markets;

•	adverse changes in our crude oil suppliers’ view as to our creditworthiness;

•	worsening of the economic downturn and instability and volatility in the financial markets;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	changes in crack spreads;

•	changes in the spread between West Texas Intermediate, or WTI, crude oil and West Texas Sour, or WTS, crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Mayan crude oil, also known as the light/heavy spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil;

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects, and failure to realize the expected benefits from those projects;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, climate change, safety, tax and other laws, policies and regulations, and enforcement initiatives;

•	rulings, judgments or settlements in litigation, or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	the price, availability, and acceptance of alternative fuels and alternative-fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism, and other matters beyond our control; and

•	other factors discussed in more detail under Item 1A. Risk Factors of this report, which are incorporated herein by this reference.

Any one of these factors or a combination of these factors could materially affect our results of operations and could influence whether any forward-looking statements ultimately prove to be accurate. You are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.

Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can provide no assurance that such plans, intentions, or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. The forward-looking statements included herein are made only as of the date of this report, and we are not required to update any information to reflect events or circumstances that may occur after the date of this report, except as required by applicable law.

PART I

In this Annual Report on Form 10-K, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc., or Giant, and its subsidiaries, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated. Any references to the “Company” prior to this date exclude the operations of Giant.

Item 1.	Business

Overview

We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate three refineries with a total crude oil throughput capacity of approximately 221,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we also own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and a refinery near Gallup, New Mexico with a throughput capacity of 23,000 bpd. Until November 2009, we also operated a 17,000 bpd refinery near Bloomfield, New Mexico. We indefinitely suspended refining operations at the Bloomfield refinery in late November 2009. We continue to operate Bloomfield as a refinery distribution terminal. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque, New Mexico; near Flagstaff, Arizona; and Bloomfield, New Mexico; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of March 5, 2010, we also own and operate 150 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and refined product truck transports, and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.

We were incorporated in September 2005 under Delaware law. In January 2006, we completed an initial public offering and our stock began trading on the New York Stock Exchange, or NYSE, under the symbol “WNR.” Our principal offices are located in El Paso, Texas.

On May 31, 2007, we completed the acquisition of Giant. Under the terms of the merger agreement, we acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash for a total purchase price of $1,149.2 million, funded primarily through a $1,125.0 million secured term loan. In connection with the acquisition, we borrowed an additional $275.0 million in July 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes. Prior to the acquisition of Giant, we generated substantially all of our revenues from our refining operations in El Paso. With the acquisition of Giant, we also gained a diverse mix of complementary retail and wholesale businesses.

Since the acquisition of Giant, we have increased our sour and heavy crude oil processing capacity as a percent of our total crude oil capacity from 12% prior to the acquisition to approximately 44% as of December 31, 2009. Sour and heavy crude oil has historically been less expensive to acquire than light sweet crude oil. However, beginning in the second quarter of 2009, price differentials between sour and heavy crude oil and light sweet crude oil narrowed, particularly the heavy crude oil price differential at our Yorktown refinery has been significantly reduced. We have deferred certain smaller projects at our south crude unit in El Paso due to the narrow spread between sweet and sour crude oil and the overall economic environment. Deferment of the crude unit projects will limit sour runs to our current combined sour and heavy crude oil processing capability at maximum throughput until the projects in the crude unit are complete.

We own a pipeline that runs from Southeast New Mexico to Northwest New Mexico. The pipeline can transport crude oil from Southeast New Mexico to the Four Corners region and south from Lynch, New Mexico to Jal, New Mexico. This pipeline provides us with an alternative method of transportation within New Mexico and an alternative supply of crude oil for our Gallup refinery. In addition, along with rail deliveries, this pipeline is capable of providing enough crude oil for the Gallup refinery to run at full capacity. Based on lower product demand in the Four Corners area, we have removed the crude from portions of the pipeline, and we do not currently transport crude via pipeline from Southeast New Mexico. However, we presently use sections of the pipeline to deliver crude to our Gallup refinery, and to transport crude for unrelated third parties. We regularly evaluate cost effective and alternative sources of crude oil and operations of this pipeline. See “Item 1A. Risk Factors — We may not have sufficient crude oil to be able to run our Gallup refinery at the historical rates of our Four Corners refineries” in this annual report.

Following the acquisition of Giant, we began reporting our operating results in three business segments: the refining group, the retail group, and the wholesale group. Our refining group operates the three refineries and related refined product distribution terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. See Note 4, Segment Information in the Notes to Consolidated Financial Statements included in this annual report for detailed information on our operating results by segment.

Refining Segment

Our refining group operates three refineries: one in El Paso, Texas (the El Paso refinery), one near Gallup, New Mexico (the Gallup refinery), and one near Yorktown, Virginia (the Yorktown refinery). Each of our refineries has its own product distribution terminal. In addition, we operate three stand-alone product distribution terminals in Albuquerque and near Bloomfield and Flagstaff. Our refining group also operates a crude oil gathering pipeline system in the Four Corners region of New Mexico, an asphalt plant in El Paso, and four asphalt terminals in El Paso, Phoenix, Tucson, and Albuquerque.

Until November 2009, our operation at the Bloomfield refinery included both refining and product distribution. During the fourth quarter of 2009, we decided to consolidate the refining operations of the Gallup and Bloomfield refineries into a combined operation at the Gallup refinery to eliminate certain operating costs while maintaining the capability to process approximately the same volumes of crude that we had recently been processing through the two refineries. We will continue to supply finished products to the Four Corners area through ongoing operations at the Bloomfield refinery terminal, and by utilizing a new pipeline connection and long-term exchange supply agreement. We will also maintain our marketing assets and, through the long-term exchange agreement, supply barrels to the Bloomfield refinery terminal in exchange for barrels produced at the El Paso refinery. During the fourth quarter of 2009, as a result of the indefinite suspension of refining activities at the Bloomfield refinery, we recorded a non-cash asset impairment charge of $52.8 million and incurred approximately $2.2 million in other costs primarily related to employee severance programs for the Bloomfield refinery. We will continue to assess the future use and operation of the Bloomfield refinery.

Principal Products.  Our refineries make various grades of gasoline, diesel fuel, jet fuel, and other products from crude oil, other feedstocks, and blending components. We also acquire finished products through exchange agreements and from various third-party suppliers. We sell these products through our own service stations and wholesale group, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for detail on production by refinery. The following table summarizes sales percentage by product for 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007

Gasoline	57.2%	48.9%	56.9%
Diesel fuel	30.2	38.6	31.9
Jet fuel	4.6	5.1	4.2
Asphalt	2.7	1.9	1.9
Other	5.3	5.5	5.1

Total sales	100.0%	100.0%	100.0%

Customers.  We sell a variety of refined products to our diverse customer base. No single customer accounted for more than 10% of our consolidated net sales for 2009.

All our refining sales were domestic sales in the United States, except for sales of gasoline and diesel fuel for export into Juarez, Mexico. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company, and accounted for approximately 8.5%, 8.3%, and 8.3% of our consolidated net sales in 2009, 2008, and 2007, respectively.

We also purchase additional refined products from other refiners to supplement supply to our customers. These products are similar to the products that we currently manufacture.

Competition.  We operate primarily in West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. Refined products are supplied to these areas from our refineries, from other refineries in these regions, and from refineries located in other regions via interstate pipelines. These areas have substantial refining capacity. We also compete with offshore refiners that deliver product by water transport. To the extent climate change legislation is passed which imposes greenhouse gas restrictions on domestic refiners, all domestic refiners will be at a competitive disadvantage to offshore refineries.

Petroleum refining and marketing is highly competitive. The principal competitive factors affecting us are costs of crude oil and other feedstocks, refinery efficiency, operating costs, refinery product mix, and costs of product distribution and transportation. Due to their geographic diversity, larger and more complex refineries, integrated operations, and greater resources, some of our competitors may be better able to withstand volatile market conditions, to compete on the basis of price, to obtain crude oil in times of shortage, and to bear the economic risk inherent in all phases of the refining industry.

In the Southwest, the El Paso and the Gallup refineries primarily compete with Valero Energy Corp., ConocoPhillips Company, Alon USA Energy, Inc., Holly Corporation, Flying J Inc., Tesoro Corporation, Chevron Products Company, or Chevron, and Suncor Energy, Inc. as well as refineries in other regions of the country that serve the regions we serve through pipelines.

The Longhorn refined products pipeline runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd. This pipeline provides Gulf Coast refiners and other shippers with improved access to West Texas and New Mexico. During the latter part of 2009, the Longhorn pipeline was purchased by Magellan Midstream Partners LP, or Magellan. Magellan has indicated that it intends to connect the Longhorn pipeline system to its existing terminals in Houston and to complete construction of additional storage in El Paso. Any additional supply provided by this pipeline or by the Kinder Morgan Energy Partners, LP, or Kinder Morgan, pipeline expansion could lower prices and increase price volatility in areas that we serve and could adversely affect our sales and profitability.

In the Mid-Atlantic region, our Yorktown refinery primarily competes with Sunoco, Inc., Valero Energy Corp., ConocoPhillips Company, Hess Corporation, and other refineries in the Gulf Coast via the Colonial Pipeline, which runs from the Gulf Coast area to New Jersey. We also compete with offshore refiners that deliver product by water transport to the region.

Southwest

El Paso Refinery

Our El Paso refinery has a crude oil throughput capacity of 128,000 bpd with approximately 4.3 million barrels of storage capacity, a finished product terminal, and an asphalt plant and terminal.

This refinery is well-situated to serve two separate geographic areas, which allows us to diversify our market pricing exposure. Tucson and Phoenix typically reflect a West Coast market pricing structure, while El Paso, Albuquerque, and Juarez, Mexico typically reflect a Gulf Coast market pricing structure.

Process Summary.  Our El Paso refinery is a nominal 128,000 bpd crude oil throughput cracking facility that has historically run a high percentage of WTI crude oil to optimize the yields of higher-value refined products, which currently account for over 90% of our production output. With the completion of our gasoline desulfurization project in May 2009 we have the flexibility to process more WTS crude oil, which typically is less expensive than WTI crude oil.

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

Raw Material Supply.  The primary inputs for our refinery consist of crude oil, isobutane, and alkylate. We currently have the capacity to process approximately 128,000 bpd of crude oil. The gasoline desulfurization unit started in May 2009 and has allowed for higher sour rates since startup. Currently, we have the capability to process up to 22% of WTS crude oil at the El Paso refinery. The gasoline desulfurization unit, along with other smaller projects yet to be completed, will allow our WTS crude oil processing capability at the El Paso refinery to eventually reach up to 50%. The following table describes the historical feedstocks for our El Paso refinery:

				Percentage For
				Year Ended
Refinery Feedstocks	Year Ended December 31,			December 31,
(bpd)	2009	2008	2007	2009

Crude Oils:
Sweet crude oil	99,680	100,130	107,176	78.8%
Sour crude oil	17,601	16,985	12,521	13.9

Total Crude Oils	117,281	117,115	119,697	92.7

Other Feedstocks and Blendstocks:
Intermediates and other	3,611	4,302	5,171	2.9
Blendstocks	5,573	5,152	8,781	4.4

Total Other Feedstocks and Blendstocks	9,184	9,454	13,952	7.3

Total Crude Oils and Other Feedstocks and Blendstocks	126,465	126,569	133,649	100.0%

Crude oil is delivered to our El Paso refinery via a 450-mile crude oil pipeline owned and operated by Kinder Morgan under a 30-year crude oil transportation agreement which began in 2004. The system handles both WTI and WTS crude oil. The main trunkline into El Paso is used solely for the supply of crude oil to us, on a published tariff. The crude oil pipeline has access to the majority of the producing fields in the Permian Basin, which gives us access to a plentiful supply of WTI and WTS crude oil from fields with long reserve lives. We generally buy our crude oil under contracts with various crude oil providers, including a contract with Kinder Morgan that expires in 2020 and shorter-term contracts with other suppliers, at market-based rates.

We also have access to blendstocks and refined products from the Gulf Coast through the Magellan South System pipeline that runs from the Gulf Coast to our refinery.

Refined Products Transportation.  Outside of the El Paso area, which is supplied via our El Paso refinery product distribution terminal, we provide refined products to other areas, including Tucson, Phoenix, Albuquerque, and Juarez, Mexico. Supply to these areas is achieved through pipeline systems that are linked to our refinery. Our refined products are delivered to Tucson and Phoenix through the Kinder Morgan East Line, which was expanded to over 200,000 bpd in the fourth quarter of 2007, and to Albuquerque and Juarez, Mexico through pipelines owned by Plains All American Pipeline L.P., or Plains. We also sell our refined products at our product distribution terminal and rail loading facilities in El Paso. Another pipeline owned by Kinder Morgan provides diesel fuel to the Union Pacific railway in El Paso.

Both Kinder Morgan’s East Line and the Plains pipeline to Albuquerque are interstate pipelines regulated by the Federal Energy Regulatory Commission, or FERC. The tariff provisions for these pipelines include prorating policies that grant historical shippers line space that is consistent with their prior activities as well as a prorated portion of any expansions.

Gallup Refinery

Our refining group operates a refinery near Gallup, New Mexico. Our Gallup refinery has a crude oil throughput capacity of 23,000 bpd and is located on approximately 810 acres. Until November 2009, we also operated a refinery near Bloomfield, New Mexico. Our Bloomfield refinery had a crude oil throughput capacity of 17,000 bpd and is located on 305 acres. We typically had not operated these refineries at full capacity, and in late November 2009, we indefinitely suspended refining operations at Bloomfield. Our Bloomfield refinery currently operates as a product distribution terminal. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Major Influences on Results of Operations — Long-lived Asset Impairment Loss.”

Arizona, Colorado, New Mexico, and Utah are the primary areas for the refined products and also are the primary source of crude oil and natural gas liquid supplies for the refinery.

Process Summary.  The Gallup refinery produces a high percentage of high-value products. Each barrel of raw materials processed by our Gallup refinery has resulted in approximately 90% of high-value finished products, including gasoline and diesel fuel during the past five years.

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

Raw Material Supply.  The feedstock for our Gallup refinery is Four Corners Sweet, which comes from the Four Corners area and is delivered by pipelines, including pipelines we own, connected to our refinery and product distribution terminal, or delivered by our trucks to pipeline injection points or refinery tankage. Our pipeline system reaches into the San Juan Basin, located in the Four Corners area, and connects with local common carrier pipelines. We currently own approximately 250 miles of pipeline for gathering and delivering crude oil to the refinery.

We supplement the crude oil used at our Gallup refinery with other feedstocks. These other feedstocks currently include locally produced natural gas liquids and condensate as well as other feedstocks produced outside of the Four Corners area.

The following table describes the historical feedstocks for our Four Corners refineries:

			June 1	Percentage For
			Through	Year Ended
Refinery Feedstocks	Year Ended December 31,		December 31,	December 31,
(bpd)	2009(1)	2008	2007(2)	2009

Crude Oil:
Sweet crude oil	24,763	28,293	27,680	93.0%

Total Crude Oil	24,763	28,293	27,680	93.0

Other Feedstocks and Blendstocks:
Intermediates and other	1,425	1,077	733	5.4
Blendstocks	429	1,393	2,538	1.6

Total Other Feedstocks and Blendstocks	1,854	2,470	3,271	7.0

Total Crude Oil and Other Feedstocks and Blendstocks	26,617	30,763	30,951	100.0%

(1)	Includes barrels processed at the Bloomfield refinery through November 2009 when Bloomfield refining operations were indefinitely suspended.

(2)	Includes operations beginning June 1, 2007, the date of the Giant acquisition.

Our Gallup refinery is capable of processing approximately 6,000 bpd of natural gas liquids. An adequate supply of natural gas liquids is available for delivery to our Gallup refinery primarily through a 13-mile pipeline we own that connects the refinery to a natural gas liquids processing plant.

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

Terminal Operations.  Our Gallup refinery has its own product distribution terminal. We own stand-alone finished product terminals in Albuquerque, near Bloomfield and Flagstaff. The Bloomfield refinery terminal is permitted to operate at 19,000 bpd. This terminal has approximately 251,000 barrels of finished product tankage and a truck loading rack with three loading spots. We will utilize a new pipeline connection and a long-term exchange agreement to supply barrels to the Bloomfield refinery terminal. Additionally, there are approximately 470,000 barrels of crude oil and feedstock tankage available for storage for the Gallup refinery. The Flagstaff terminal is permitted to operate at 12,000 bpd. This terminal has approximately 65,000 barrels of finished product tankage and a truck loading rack with three loading spots. Product deliveries to this terminal are made by truck from our Gallup refinery. The Albuquerque product distribution terminal is permitted to operate at 27,500 bpd. This terminal has approximately 170,000 barrels of finished product tankage and a truck loading rack with two loading spots. Product deliveries to this terminal are made by truck or by pipeline, including deliveries from our El Paso and Gallup refineries.

Refined Products Transportation.  Our Gallup gasoline and diesel fuel production is distributed in Arizona, Colorado, New Mexico, and Utah, primarily via a fleet of finished product trucks operated by our wholesale group.

Mid-Atlantic

Yorktown Refinery

Our Yorktown refinery is located on 676 acres of land known as Goodwin’s Neck, located on the York River in York County, Virginia. The Yorktown refinery has its own deep-water port on the York River, close to the Norfolk military complex and the Hampton Roads shipyards. The Yorktown refinery primarily serves Yorktown, Virginia; Salisbury, Maryland; Norfolk, Virginia; North and South Carolina; and the New York Harbor.

Process Summary.  Our Yorktown refinery is a nominal 70,000 bpd heavy crude oil coking facility that can process a wide variety of crude oils, including certain lower quality crude oils, into high-value finished products, including both conventional and reformulated gasoline, ultra low sulfur diesel fuel, and heating oil. We also produce liquefied petroleum gases, or LPGs, fuel oil, and petroleum coke.

Power Supply.  The Yorktown refinery’s electrical power is supplied by the regional electric company via two independent transformers. All process computers and controls are protected by various uninterruptible power supply systems.

Natural gas is supplied to our refinery via pipeline. The natural gas is used as a back-up to refinery produced fuel gas.

Raw Material Supply.  Most of the crude oil for our Yorktown refinery currently comes from South America. Our Yorktown refinery’s strategic location on the York River and its own deep-water port access allow it to receive supply shipments from various regions of the world. Crude oil tankers deliver all of the crude oil supplied to our Yorktown refinery. The ability to process a wide range of crude oils allows our Yorktown refinery to vary its crude oil slate. Lower quality crude oils can typically be purchased at a lower cost compared to higher quality crude oils. Price differentials, however, between sweet, sour, and heavy crude oils narrowed significantly starting in the second quarter of 2009; particularly impacted were the heavy crude oil price differentials at our Yorktown refinery. The

Yorktown refinery also purchases other feedstocks and blendstocks to optimize refinery operations and blending operations.

Western Refining Yorktown, Inc., or Western Yorktown, our subsidiary we acquired in connection with the Giant acquisition, declared force majeure under its crude oil supply agreement with Statoil Marketing & Trading (US) Inc., or Statoil, based on the effects of the Grane crude oil on its plant and equipment. Statoil filed a lawsuit against Western Yorktown on March 28, 2008, in the Superior Court of Delaware in and for New Castle County. Subsequent to December 31, 2009, the parties mutually agreed to dismiss all claims and counterclaims with prejudice. See “Item 3. Legal Proceedings — Other Matters.” The following table describes the historical feedstocks for our Yorktown refinery:

			June 1	Percentage For
			Through	Year Ended
Refinery Feedstocks	Year Ended December 31,		December 31,	December 31,
(bpd)	2009	2008	2007(1)	2009

Crude Oils:
Sweet crude oil	1,885	15,291	24,470	3.0%
Heavy crude oil	47,659	45,364	35,316	76.0

Total Crude Oils	49,544	60,655	59,786	79.0

Other Feedstocks and Blendstocks:
Intermediates and other	5,398	3,416	4,745	8.6
Blendstocks	7,791	5,727	1,207	12.4

Total Other Feedstocks and Blendstocks	13,189	9,143	5,952	21.0

Total Crude Oils and Other Feedstocks and Blendstocks	62,733	69,798	65,738	100.0%

(1)	Includes operations beginning June 1, 2007, the date of the Giant acquisition.

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

Retail Segment

Our retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. Our refining group or wholesale group supply substantially all the gasoline and diesel fuel that the retail group sells. We purchase general merchandise as well as beverage and food products from various suppliers. At March 5, 2010, our retail group operated 150 service stations with convenience stores or kiosks located in Arizona, New Mexico, and Colorado.

The main competitive factors affecting our retail segment are the location of the stores, brand identification, and product price and quality. Our service stations compete with Valero Energy Corp., Alon USA Energy, K&G Markets (formerly ConocoPhillips), Maverick, Circle K, Brewer Oil Company, and 7-2-11 food stores. Large chains of retailers like Costco Wholesale Corp. and Wal-Mart Stores Inc. have recently entered the motor fuel retail business. Many of these competitors are substantially larger than us and because of their integrated operations, may be better able to withstand volatile conditions in the fuel market and lower profitability in merchandise sales.

On March 5, 2010, our retail group had 115 convenience stores branded Giant, one unit branded Western, and two units branded Western Express. In addition, 20 units were branded Mustang, 10 units were branded Sundial, and two units were branded Thriftway. Gasoline brands sold at these stores include Western, Giant, Mustang, Phillips 66, Conoco, Thriftway, and Shell.

Location	Owned	Leased	Total

Arizona	24	18	42
New Mexico	72	25	97
Colorado	10	1	11

	106	44	150

Wholesale Segment

Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of crude oil and finished product trucks and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah. The wholesale group purchases petroleum fuels and lubricants from the refining group and from third-party suppliers.

Our principal customers are unbranded retail fuel distributors, mining, construction, utility, manufacturing, transportation, aviation, and agricultural industries. We compete with other wholesale petroleum products distributors in the areas we serve such as Pro Petroleum, Inc., Southern Counties Fuels, Union Distributing, Brown Evans Distributing Co., and Maxum Petroleum, Inc.

Governmental Regulation

All of our operations and properties are subject to extensive federal, state, and local environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use, and transportation of petroleum and hazardous substances; the emission and discharge of materials into the environment; waste management; characteristics and composition of gasoline, diesel, and other fuels; and the monitoring and reporting of greenhouse gas emissions. Our operations also require numerous permits and authorizations under various environmental, health, and safety laws and regulations. Failure to comply with these permits or environmental, health, or safety laws generally could result in fines, penalties or other sanctions, or a revocation of our permits. We have made significant capital and other expenditures to comply with these environmental, health, and safety laws. We anticipate significant capital and other expenditures with respect to continuing compliance with these environmental, health, and safety laws. For additional details on our capital expenditures related to regulatory requirements and our refinery capacity expansion and upgrade, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Spending.”

Periodically, we receive communications from various federal, state, and local governmental authorities asserting violation(s) of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. We do not anticipate that any such matters currently asserted will have a material adverse impact on our financial condition, results of operations, or cash flows.

El Paso Refinery

The groundwater and certain solid waste management units and other areas at and adjacent to our El Paso refinery have been impacted by prior spills, releases, and discharges of petroleum or hazardous substances and are currently undergoing remediation by us and Chevron pursuant to certain agreed administrative orders with the Texas Commission on Environmental Quality, or TCEQ. Pursuant to our purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate their solid waste management units in accordance with its Resource Conservation Recovery Act, or RCRA, permit, which Chevron has fulfilled. Chevron also retained liability for, and control of, certain groundwater remediation responsibilities, which are ongoing.

In May 2000, we entered into an Agreed Order with the Texas Natural Resources Conservation Commission, now known as the TCEQ, for remediation of the south side of the El Paso refinery property. In August 2000, we purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which we expensed in 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. In addition, under a settlement agreement with us, a subsidiary of Chevron is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but that exceed the $20 million threshold. Under the policy, environmental costs outside the scope of the Agreed Order are covered up to $20 million and require payment by us of a deductible of $0.1 million per incident as well as any costs that exceed the covered limits of the insurance policy.

The U.S. Environmental Protection Agency, or EPA, has embarked on a Petroleum Refinery Enforcement Initiative, or EPA Initiative, whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. Since December 2003, we have been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. We do not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. In May 2008, we and the EPA agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit, or FCCU, and heaters and boilers that we expect will ultimately be incorporated into a final settlement agreement between us and the EPA. Based on current negotiations and information, we estimate the total capital expenditures necessary to address the EPA Initiative issues would be approximately $60 million, of which $38.6 million has already been expended, $15.2 million for the installation of a flare gas recovery system that was completed in 2007; and $23.4 million for nitrogen oxides, or NOx, emission controls on heaters and boilers was expended in 2008 and 2009. We estimate remaining expenditures of approximately $21.4 million for the NOx emission controls on heaters and boilers from 2010 through 2013. This $21.4 million amount has been included in our estimated capital expenditures for regulatory projects and could change depending upon the actual final settlement reached. We anticipate meeting the EPA Initiative NOx requirements for the FCCU using catalyst additives and therefore do not expect additional capital expenditures related to the EPA Initiative NOx requirements for the FCCU.

We received a proposed draft settlement agreement from the EPA in April 2009. In August 2009, the EPA proposed a penalty of $1.5 million. As of December 31, 2009, we accrued $1.5 million as a penalty for this matter. As of March 5, 2010, a final settlement between us and the EPA relating to this matter is still pending.

In March 2008, the TCEQ had notified us that it would be presenting us with a proposed Agreed Order regarding six excess air emission incidents that occurred at the El Paso refinery during 2007 and early 2008. While at this time it is not known precisely how or when the Agreed Order may affect us, we may be required to implement corrective action under the Agreed Order and we may be assessed penalties. We do not expect any penalties or corrective action requested to have a material adverse effect on our business, financial condition, or results of operations or that any penalties assessed or increased costs associated with the corrective action will be material.

Yorktown Refinery

Yorktown 1991 and 2006 Orders.  Giant and a subsidiary company assumed certain liabilities and obligations in connection with the 2002 purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc., or collectively BP. BP, however, agreed to reimburse Giant for all losses that were caused by or related to property damage caused by, or any environmental remediation required due to, a violation of environmental, health, and safety laws during BP’s operation of the refinery, subject to certain limitations. BP’s liability for reimbursement was limited to $35 million. During 2007, in response to the first claim requesting reimbursement from BP, we received a letter from BP disputing indemnification for these costs. In the related lawsuit styled Western Refining Yorktown, Inc. f/k/a Giant Yorktown, Inc. v. BP Corporation North America, Inc.

and BP Products North America, Inc., all claims and counterclaims were voluntarily dismissed with prejudice in 2009 by mutual agreement of the parties.

In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant will implement a clean-up plan for the refinery. Following the acquisition of Giant, we completed the first phase of the plan and are in the process of negotiating revisions with the EPA for the remainder of the clean-up plan.

We currently estimate that total remediation expenditures associated with the EPA order are approximately $41.7 million. The discounted value of this liability assumed from Giant on May 31, 2007, was $35.5 million. Through December 2009, we have expended $19.3 million related to the EPA order, $5.6 million of which was expended prior to the Giant acquisition. We anticipate further expenditure of approximately $19.1 million during 2010 and 2011. We currently anticipate final EPA approval in early 2010 of our revised designs and specifications for our soil clean-up plan to implement the EPA Order. If determined to be feasible, and upon receiving EPA approval, these changes could result in reductions to the cost estimates.

Yorktown 2002 Amended Consent Decree.  In May 2002, Giant acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree among various parties covering many locations, or Consent Decree, entered in August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of NOx, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. We do not expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator on the FCCU and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. We estimate additional capital expenditures of approximately $5 million to complete implementation of the Consent Decree requirements. The schedule for project implementation has not been defined. We do not expect completing the requirements of the Consent Decree will result in material increased operating costs, nor do we expect the completion of these requirements to have a material adverse effect on our business, financial condition, or results of operations.

Yorktown EPA EPCRA Potential Enforcement Notice.  In January 2010, the EPA issued our Yorktown refinery a notice to “show cause” why the EPA should not bring an enforcement action pursuant to the notification requirements under the Emergency Planning and Community Right-to-Know Act related to two separate flaring events that occurred in 2007 prior to our acquisition of Giant. The EPA has proposed a total penalty of $0.25 million provided we reach a settlement with the EPA by May 13, 2010. We anticipate reaching a settlement with the EPA, and submitted our response on March 4, 2010. We do not expect any penalties, corrective action, or other associated settlement costs related to this Notice to have a material adverse effect on our business, financial condition, or results of operations.

Four Corners Refineries

Four Corners 2005 Consent Agreements.  In July 2005, as part of the EPA Initiative, Giant reached an administrative settlement with the New Mexico Environment Department, or NMED, and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico, or the 2005 NMED Agreement. In January 2009, we and the NMED agreed to an amendment of the 2005 administrative settlement with the NMED, or the 2009 NMED Amendment, which altered certain deadlines and allowed for alternative air pollution controls.

In late November 2009, we indefinitely suspended refining operations at the Bloomfield refinery. We currently operate the site as a products distribution terminal and crude storage facility. We continue to operate certain Bloomfield refinery equipment to support the terminal and to store crude for the Gallup refinery. We have begun negotiations with the NMED to revise the 2009 NMED Amendment to reflect the indefinite suspension of refining operations.

Based on current information and the 2009 NMED Amendment and favorably negotiating a revision to reflect the indefinite suspension of refining operations at the Bloomfield refinery, we estimate the total remaining capital expenditures that may be required pursuant to the 2009 NMED Amendment would be approximately $15 million and will occur primarily from 2010 through 2012. These capital expenditures will primarily be for installation of emission controls on the heaters, boilers, and fluid catalytic cracking unit, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and NOx and particulate matter from our Gallup refinery. The 2009 NMED Amendment also provided for a $2.3 million penalty of which $0.3 million was paid to fund a Supplemental Environmental Project, or SEP, prior to the third quarter of 2009. The remaining penalty of $2.0 million is being paid to fund a separate SEP in the State of New Mexico. The schedule of payments of the remaining penalty requires three equal payments of $0.7 million. We made the first payment in November 2009, the second payment in early March 2010, and are required to make the remaining payment by September 1, 2010. The second and third payments were included in accrued liabilities at December 31, 2009. We do not expect implementation of the requirements in the 2005 NMED Agreement and the associated 2009 NMED Amendment will result in any soil or groundwater remediation or clean-up costs.

Bloomfield 2007 NMED Remediation Order.  In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the order requires us to:

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

The order recognizes that prior work satisfactorily completed may fulfill some of the foregoing requirements. In that regard, we have already put in place some remediation measures with the approval of the NMED and New Mexico Oil Conservation Division.

Based on current information, we estimate a remaining undiscounted cost of $4.2 million for implementing the investigation and interim measures of the order. We have recorded a liability of $2.3 million, of which $1.2 million is discounted, relating to the investigation and interim measures of the order implementation costs. As of December 31, 2009, we had expended $0.9 million to implement the order.

Gallup 2007 RCRA Inspection.  In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED, or the Gallup 2007 RCRA Inspection, to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. During the first quarter of 2009, we accrued $0.7 million for a proposed penalty related to this matter. We reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. We do not expect implementation of the requirements in the final settlement will result in any soil or groundwater remediation or clean-up costs. Based on current information, we estimate capital expenditures of approximately $8.9 million to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement.

Regulation of Fuel Quality

The EPA adopted regulations under the Clean Air Act that require significant reductions in the sulfur content in gasoline, on-road diesel fuel, and off-road diesel fuel. These regulations required most refineries to begin reducing sulfur content in gasoline to 30 parts per million, or ppm, on January 1, 2004, with full compliance by January 1, 2006, and require reductions in sulfur content in on-road diesel to 15 ppm beginning on June 1, 2006, with full compliance by January 1, 2010. Qualified “small refiners” or refiners seeking and receiving hardship waivers with compliance plans from the EPA were allowed additional time under these regulations to comply.

Under the EPA’s regulations, all on-road and off-road diesel, with the exception of off-road diesel for locomotive and marine use, must meet a 15 ppm sulfur standard as of June 2010. Off-road diesel produced for locomotive and marine use is allowed to meet the 500 ppm sulfur standard through May 2012. Our El Paso refinery implemented the 15 ppm sulfur standard for on-road diesel by April 2006 and the interim 500 ppm standard for off-road diesel by December 2009. Our Yorktown refinery implemented the 15 ppm sulfur standard for on-road and off-road diesel by February 2007 under a modified compliance plan. Our Gallup refinery implemented the 15 ppm sulfur standard for on-road diesel by June 2006, and is allowed to produce, under the flexibility of the regulation, up to 20% by volume of its on-road diesel at 500 ppm sulfur through May 2010. The Gallup refinery implemented the interim 500 ppm standard for off-road diesel by June 2007 and is allowed to produce off-road diesel at this standard through May 2010. Beginning June 2010, the Gallup refinery will rely on operational and marketing changes to meet the on-road and off-road diesel 15 ppm sulfur standard.

By June 2012, all locomotive and marine diesel must also meet the 15 ppm sulfur standard. Our Yorktown refinery currently meets this requirement. A preliminary estimated capital expenditure of $31 million will be spent at our El Paso refinery to produce 15 ppm diesel for our locomotive diesel market, of which $2.7 million will be expended in 2010, approximately $18 million in 2011, and approximately $10 million in 2012. We are currently evaluating whether the Gallup refinery will meet the 15 ppm standard for locomotive and marine diesel by either implementing a capital project or sending a high sulfur feedstock to the El Paso refinery for processing.

Our Yorktown refinery was producing 30 ppm gasoline by May 1, 2008, as required by its EPA compliance plan for Yorktown. Our El Paso refinery began producing low sulfur gasoline by August 1, 2009, as required by the EPA compliance plan for Yorktown and following our loss of “small refiner” status after the 2007 Giant acquisition. Following completion of capital expenditures totaling $337 million in 2009, all of our refineries meet the requirements of the EPA’s low sulfur gasoline regulations. For additional details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources  — Capital Spending.”

In addition to the benefits described above for having been classified as a “small refiner” under the EPA rules, we qualify for designation as a “small refiner” under tax legislation. This legislation allows us to immediately deduct up to 75% of the ultra low sulfur diesel compliance costs at our refineries when incurred for tax purposes. Furthermore, the law allows the remaining 25% of ultra low sulfur diesel compliance costs to be recovered as tax credits with the commencement of ultra low sulfur diesel manufacturing. The loss of our “small refiner” status upon the completion of the Giant acquisition did not impact this accelerated deduction/tax treatment.

Pursuant to the Energy Acts of 2005 and 2007, the EPA has issued Renewable Fuels Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced at our refineries. Currently, the standards are enforced at our El Paso refinery only. Unless the EPA grants an extension, our Yorktown and Gallup refineries become subject to RFS in 2011. Annually, the EPA establishes a volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels. The obligated volume increases over time until 2022. Blending renewable fuels into their finished petroleum fuels will displace an increasing volume of a refinery’s product pool. In 2009, the RFS obligation for our El Paso refinery was met by blending at El Paso, credits from blending at our Yorktown and Gallup refineries, the product distribution terminal in Albuquerque, and the purchase of third-party credits.

All of our refineries are required to meet the new Mobile Source Air Toxics, or MSAT II, regulations to reduce the benzene content of gasoline. Under the MSAT II regulations, benzene in the finished gasoline pool must be reduced to an annual average of 0.62 volume percent by 2011 with or without the purchase of credits. Beginning on July 1, 2012, each refinery must also average 1.30 volume percent benzene without the use of credits. The estimated cost of complying with the MSAT II regulations will be $80.5 million to be spent between 2009 and 2011, of which $78.9 million will be spent at our El Paso refinery. The remaining $1.6 million is budgeted to be spent at our Gallup refinery. As of December 31, 2009, we have expended $24.2 million to comply with MSAT II regulations. Our Yorktown refinery currently meets the 1.30 volume percent benzene requirement and intends to rely on credits to comply with the 0.62 volume percent requirement.

Several Northeast states have proposed legislation to reduce the sulfur content of home heating oil. New Jersey has published a rule change that would require 500 ppm sulfur home heating oil beginning July 2014 and 15 ppm sulfur home heating oil beginning July 2016. New York has proposed legislation to implement the 15 ppm sulfur level in July 2011. Our Yorktown refinery currently produces home heating oil that complies with the 3,000 ppm sulfur specification and lacks the processing capability to produce heating oil that complies with these proposed standards. Implementation of these new standards will potentially reduce the market for 3,000 ppm sulfur home heating oil resulting in changes to our product slate and profitability.

Environmental Remediation

Certain environmental laws hold current or previous owners or operators of real property liable for the costs of cleaning up spills, releases and discharges of petroleum or hazardous substances, even if these owners or operators did not know of and were not responsible for such spills, releases, and discharges. These environmental laws also assess liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person. We may face currently unknown liability for clean-up costs pursuant to these laws.

In addition to clean-up costs, we may face liability for personal injury or property damage due to exposure to chemicals or other hazardous substances that we may have manufactured, used, handled, disposed of, or that are located at or released from our refineries or otherwise related to our current or former operations. We may also face liability for personal injury, property damage, natural resource damage, or for clean-up costs for the alleged migration of petroleum or hazardous substances from our refineries to adjacent and other nearby properties.

Employees

As of March 5, 2010, we employed approximately 3,300 people, approximately 525 of whom were covered by collective bargaining agreements. The collective bargaining agreement at the Yorktown refinery was successfully renegotiated during 2009 and now has an expiration date of March 2012. In addition, in 2008 we successfully negotiated collective bargaining agreements covering employees at the Gallup and Bloomfield refineries that expire in 2011 and 2012, respectively. Although the collective bargaining agreement remains in force, the covered employees at the Bloomfield refinery were terminated in connection with the indefinite suspension of refining operations at the Bloomfield refinery during November 2009. We also successfully negotiated a new collective bargaining agreement covering employees at the El Paso refinery, renewing the collective bargaining agreement that expired in April 2009. The collective bargaining agreement covering the El Paso refinery employees expires in April 2012. While all of our collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our business, financial condition, and results of operations.

Available Information

We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC’s Internet site at http://www.sec.gov contains the reports, proxy, and information statements, and other information filed electronically.

As required by Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a code of ethics that applies specifically to our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. We have also adopted a Code of Business Conduct and Ethics applicable to all our directors, officers, and employees. Those codes of ethics are posted on our website. Within the time period required by the SEC and the New York Stock Exchange, or NYSE, we will post on our website any amendment to our code of ethics and any waiver applicable to any of our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. Our website address is: http://www.wnr.com. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports simultaneously to the electronic filings of those materials with, or furnishing of those materials to, the SEC. We also make available to shareholders hard copies of our complete audited financial statements free of charge upon request.

On June 1, 2009, the Company’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards. In addition, attached as Exhibits 31.1 and 31.2 to this Form 10-K are the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products, and fuel and utility services. In particular, our refining margins were significantly lower in 2009 compared to 2008 and 2007 due to substantial increases in feedstock costs and lower increases in product prices throughout much of 2009.

In recent years, the prices of crude oil, other feedstocks, and refined products have fluctuated substantially. The NYMEX WTI postings of crude oil for 2009 ranged from $33.98 to $81.37 per barrel. Prices of crude oil, other feedstocks, and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, and other refined products. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	demand for crude oil and refined products, especially in the U.S., China, and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa, and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstocks, and refined products imported into the U.S., which can be impacted by accidents, interruptions in transportation, inclement weather, or other events affecting producers and suppliers;

•	U.S. government regulations;

•	utilization rates of U.S. refineries;

•	changes in fuel specifications required by environmental and other laws;

•	the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to maintain oil price and production controls;

•	development and marketing of alternative and competing fuels;

•	pricing and other actions taken by competitors that impact the market;

•	product pipeline capacity, including the Longhorn pipeline, as well as Kinder Morgan’s expansion of its East Line, both of which could increase supply in certain of our service areas and therefore reduce our margins;

•	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our plants, machinery or equipment, or those of our suppliers or customers; and

•	local factors, including market conditions, weather conditions, and the level of operations of other refineries and pipelines in our service areas.

Volatility has had, and may continue to further have, a negative effect on our results of operations to the extent that the margin between refined product prices and feedstock prices narrows further, as was the case throughout much of 2009.

The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities. As a result, we have no control over the changing market value of these inventories. Because our inventory of crude oil and refined product is valued at the lower of cost or market value under the “last-in, first-out,” or LIFO, inventory valuation methodology, if the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold. The estimated fair value of the Giant inventory recorded as a result of the acquisition of Giant increased the likelihood of a lower of cost or market, or LCM, inventory write-down to occur in the future. As a result of increasing market prices of crude oil, blendstocks, and refined products, we had a net change in the lower of cost or market reserve from December 31, 2008 to December 31, 2009 of $61.0 million to value our Yorktown inventories to net realizable market values, which decreased cost of products sold and increased refinery gross margin for the year ended December 31, 2009. In addition, due to the volatility in the price of crude oil and other blendstocks, we experienced fluctuations in our LIFO reserves between 2008 and 2009. We also experienced LIFO liquidations based on permanent decreased levels in our inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $9.4 million for the year ended December 31, 2009.

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

We rely on borrowings and letters of credit under our $800.0 million revolving credit facility to purchase crude oil for our refineries. Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms of their invoices with us or require additional support such as letters of credit. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our creditors of more burdensome payment terms on us, or our inability to access our revolving credit facility, may have a material adverse effect on our liquidity and our ability to make payments to our suppliers, which could hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. In addition, if the price of crude oil increases significantly, we may not have sufficient capacity under our revolving credit facility, or sufficient cash on hand, to purchase enough crude oil to operate our refineries at planned rates. A failure to operate our refineries at planned rates could have a material adverse effect on our earnings and cash flows.

Our business, financial condition, and results of operations may be materially adversely affected by a continued economic downturn and by instability and volatility in the financial markets.

The recent turmoil in the global financial markets and the scarcity of credit has led to lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally in the United States and abroad. The economic downturn has materially adversely affected and may continue to affect the liquidity, businesses, and/or financial conditions of our customers, which has resulted, and may continue to result, not only in decreased demand for our products, but also increased delinquencies in our accounts receivable. Furthermore, the financial crisis could have a negative impact on our cost of borrowing and on our ability to obtain future borrowings or letters of credit under our revolving credit facility. The disruptions in the financial markets could also lead to a reduction in available trade credit due to counterparties’ liquidity concerns. If we continue to experience a decrease in demand for our products or an increase in delinquencies in our accounts receivable, or if we are unable to obtain borrowings or letters of credit under our revolving credit facility, our business, financial condition and results of operations could be materially adversely affected.

We have a significant amount of indebtedness.

As of December 31, 2009, our total debt was $1,116.7 million and our stockholders’ equity was $688.5 million. We currently have an $800.0 million revolving credit facility. As of December 31, 2009, the gross availability under the 2007 Revolving Credit Agreement was $658.3 million pursuant to the borrowing base. As of December 31, 2009, we had net availability under the 2007 Revolving Credit Agreement of $305.6 million due to $302.7 million in letters of credit outstanding and $50.0 million in direct borrowings. On March 5, 2010, the gross availability under the 2007 Revolving Credit Agreement was $587.4 million pursuant to the borrowing base. On March 5, 2010, we had net availability under the 2007 Revolving Credit Agreement of $185.4 million due to $262.0 million in letters of credit outstanding and $140.0 million in direct borrowings. Our level of debt may have important consequences to you. Among other things, it may:

•	limit our ability to use our cash flow, or obtain additional financing, for future working capital, capital expenditures, acquisitions, or other general corporate purposes;

•	restrict our ability to pay dividends;

•	require a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry conditions;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions and, to the extent of our outstanding debt under our floating rate debt facilities, the impact of increases in interest rates.

We cannot assure you that we will continue to generate sufficient cash flows or that we will be able to borrow funds under our revolving credit facility in amounts sufficient to enable us to service our debt or meet our working capital and capital expenditure requirements. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Our refining margins deteriorated in 2009 compared to 2008 and 2007 due to substantial increases in feedstock costs and lower increases in gasoline prices. As a result, our earnings and cash flow were negatively impacted. If our margins continue to deteriorate significantly, or if our earnings and cash flow continue to suffer for any other reason, we may be unable to comply with the financial covenants set forth in our credit facilities. If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt, or obtain additional financing through equity or debt financings. If additional funds are obtained by issuing equity securities or if holders of our outstanding 5.75% Convertible Senior Notes convert those notes into shares of our common stock, our existing stockholders could be diluted. We cannot assure you that we will be able to refinance our debt, sell assets, or obtain additional financing on terms acceptable to us, if at all. In addition, our ability to incur additional debt will be restricted under the covenants contained in our revolving credit facility, term loan facility, and Senior Secured Notes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Working Capital” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness.”

Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.

Our revolving credit facility, term loan facility, and the indenture governing our Senior Secured Notes contain covenants and events of default that may limit our financial flexibility and ability to undertake certain types of transactions. For instance, we are subject to negative covenants that restrict our activities, including restrictions on:

•	creating liens;

•	engaging in mergers, consolidations, and sales of assets;

•	incurring additional indebtedness;

•	providing guarantees;

•	engaging in different businesses;

•	making investments;

•	making certain dividend, debt, and other restricted payments;

•	engaging in certain transactions with affiliates; and

•	entering into certain contractual obligations.

We are also subject to financial covenants that require us to maintain specified financial ratios and to satisfy other financial tests, including a minimum earnings before interest expense, income tax expense, depreciation, and amortization, or EBITDA, covenant, minimum consolidated interest coverage ratio (as defined therein), maximum consolidated leverage ratio (as defined therein). Our ability to comply with these covenants will depend upon our ability to generate results similar to those in prior periods, which will depend on factors outside our control, including refined product margins, which worsened in 2009 as compared to 2008 and 2007. We cannot assure you that we will satisfy these covenants. If we fail to satisfy the covenants set forth in these facilities or an event of default occurs under these facilities, the maturity of the loans, our Senior Secured Notes and our Convertible Senior Notes could be accelerated or we could be prohibited from borrowing for our working capital needs and issuing letters of credit. If the loans, our Senior Secured Notes, or our Convertible Senior Notes are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness, or to obtain additional financing through equity or debt financings. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all. If we cannot borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, or curtail our operations.

The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs, or liabilities. Any significant interruptions in the operations of any of our refineries could materially and adversely affect our business, financial condition, and results of operations.

Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products, and refined products. These hazards and risks include, but are not limited to, the following:

•	natural disasters;

•	fires;

•	explosions;

•	pipeline ruptures and spills;

•	third-party interference;

•	disruption of natural gas deliveries;

•	disruptions of electricity deliveries;

•	disruption of sulfur gas processing by E.I. du Pont de Nemours at our El Paso refinery; and

•	mechanical failure of equipment at our refineries or third-party facilities.

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

Our refining activities are conducted at our El Paso refinery in Texas, the Yorktown refinery in Virginia, and our Gallup refinery in New Mexico. The refineries constitute a significant portion of our operating assets, and our refineries supply a significant portion of our fuel to our retail operations. Prior to our acquisition of Giant in 2007, there was one fire incident at the Yorktown refinery and two fire incidents at the Gallup refinery in late 2006. Because of the significance to us of our refining operations, the occurrence of any of the events described above could significantly disrupt our production and distribution of refined products, and any sustained disruption could have a material adverse effect on our business, financial condition, and results of operations.

We may not realize the benefits of increased heavy crude oil capacity at our Yorktown refinery.

Heavy crude oil has historically been less expensive to acquire than light crude oil; however recent price differentials between heavy and light crude oil have narrowed. In particular, the heavy crude oil price differential at our Yorktown refinery has been significantly reduced. Such reduced heavy crude oil price differentials could make our Yorktown refinery uneconomical to operate.

We may not have sufficient crude oil to be able to run our Gallup refinery at the historical rates of our Four Corners refineries.

Our Gallup refinery purchases crude oil from the local regions around the refinery. To the extent sufficient local crude oil cannot be purchased and we are unable to transport sufficient crude oil on our 16-inch pipeline to supply the Gallup refinery, we may not have sufficient crude oil to run the Gallup refinery at the historical levels of our Four Corners refineries, which could have a material adverse impact on our business, financial condition, and results of operations.

We could experience business interruptions caused by pipeline shutdown.

Our El Paso refinery, which is our largest refinery, is dependent on a 450-mile pipeline owned by Kinder Morgan Energy Partners, LP, or Kinder Morgan, for the delivery of all of its crude oil. Because our crude oil refining capacity at the El Paso refinery is approaching the delivery capacity of the pipeline, our ability to offset lost production due to disruptions in supply with increased future production is limited due to this crude oil supply constraint. In addition, we will be unable to take advantage of further expansion of the El Paso refinery’s production without securing additional crude oil supplies or pipeline expansion. We also deliver a substantial percentage of the refined products produced at the El Paso refinery through three principal product pipelines. Any extended, non-excused downtime of our El Paso refinery could cause us to lose line space on these refined products pipelines if we cannot otherwise utilize our pipeline allocations. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, governmental regulation, terrorism, other third-party action, or any other events beyond our control. A prolonged inability to receive crude oil or transport refined products on pipelines that we currently utilize could have a material adverse effect on our business, financial condition, and results of operations.

We also have a pipeline system that delivers crude oil and natural gas liquids to our Gallup refinery. The Gallup refinery is dependent on the crude oil pipeline system for the delivery of the crude oil necessary to run the refinery. If the operation of the pipeline system is disrupted, we may not receive the crude oil necessary to run the refinery. A prolonged inability to transport crude oil on the pipeline system could have a material adverse effect on our business, financial condition, and results of operations.

Certain rights-of-way necessary for our crude oil pipeline system to deliver crude oil to our Gallup refinery must be renewed periodically. One of these rights-of-way for the 16-inch pipeline owned by one of our subsidiaries has expired but it is in the process of being renewed. Other of these rights-of-way expires at the end of March 2010. We have been and currently are in negotiations with the Navajo Nation regarding the renewal of certain of these rights-of-way necessary to deliver crude oil to our Gallup refinery and anticipate completing these negotiations before the end of March 2010. A prolonged inability to use these pipelines to transport crude oil to our Gallup refinery could have a material adverse effect on our business, financial condition, and results of operations.

Severe weather, including hurricanes, could interrupt the supply of some of our feedstocks.

Crude oil supplies for the El Paso refinery come from the Permian Basin in Texas and New Mexico and therefore are generally not subject to interruption from severe weather, such as hurricanes. We, however, obtain certain of our feedstocks for the El Paso refinery, such as alkylate, and some refined products we purchase for resale, by pipeline from Gulf Coast refineries. Alkylate is used to produce a portion of our Phoenix Clean Burning Gasoline, or CBG, and other refined products. If our supply of feedstocks is interrupted for the El Paso refinery, our business, financial condition, and results of operations could be adversely impacted.

Our Yorktown refinery is located on land that lies along the York River in York County, Virginia. It is situated adjacent to its own deep-water port on the York River. All of the crude oil used by the refinery is delivered by crude oil tankers and most of the finished products sold by the refinery are shipped out by barge, with the remaining amount shipped out by truck or rail. As a result of its location, the refinery is subject to damage or interruption of operations and deliveries of both crude oil and finished products from hurricanes or other severe weather. A prolonged interruption of operations or deliveries could have a material adverse effect on our business, financial condition, and results of operations.

Competition in the refining and marketing industry is intense, and an increase in competition in the areas in which we sell our refined products could adversely affect our sales and profitability.

We compete with a broad range of refining and marketing companies, including certain multinational oil companies. Because of their geographic diversity, larger and more complex refineries, integrated operations, and greater resources, some of our competitors may be better able to withstand volatile market conditions, to compete on the basis of price, to obtain crude oil in times of shortage, and to bear the economic risks inherent in all phases of the refining industry.

We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production. Competitors that have their own production are at times able to offset losses from refining operations with profits from production, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial, and individual consumers. If we are unable to compete effectively with these competitors, both within and outside of our industry, there could be a material adverse effect on our business, financial condition, and results of operations.

The Longhorn refined products pipeline runs approximately 700 miles from the Houston area of the Gulf Coast to El Paso and has an estimated maximum capacity of 225,000 bpd. This pipeline provides Gulf Coast refiners and other shippers with improved access to West Texas and New Mexico. During the latter part of 2009, the Longhorn pipeline was purchased by Magellan. Magellan has indicated that it intends to connect the Longhorn pipeline system to its existing terminals in Houston and to complete construction of additional storage in El Paso. Any additional supply provided by this pipeline or by the Kinder Morgan pipeline expansion could lower prices and increase price volatility in areas that we serve and could adversely affect our sales and profitability.

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

Our operations and properties are subject to extensive federal, state, and local environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use, and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, waste management, characteristics, composition of gasoline, diesel, and other fuels and the monitoring and reporting of greenhouse gas emissions. If we fail to comply with these regulations, we may be subject to administrative, civil, and criminal proceedings by governmental authorities, as well as civil proceedings by environmental groups and other entities and individuals. A failure to comply, and any related proceedings, including lawsuits, could result in significant costs and liabilities, penalties, judgments against us, or governmental or court orders that could alter, limit, or stop our operations.

In addition, new environmental laws and regulations, including new regulations relating to alternative energy sources, new state regulations relating to fuel quality, and the risk of global climate change, as well as new interpretations of existing laws and regulations, increased governmental enforcement, or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. We are not able to predict the impact of new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted, or enforced. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. To the extent that the costs associated with meeting any or all of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition, and results of operations.

The EPA has issued rules pursuant to the Clean Air Act that require refiners to reduce the sulfur content of gasoline and diesel fuel and reduce the benzene content of gasoline by various specified dates. We are incurring substantial costs to comply with the EPA’s low sulfur and low benzene rules. Our strategy for complying with low benzene gasoline regulations at our Yorktown refinery and with ultra low sulfur diesel regulations at our Gallup refinery relies partially on purchasing credits. If credits are not available or are too costly, we may not be able to meet EPA’s deadlines using a credit strategy. Failure to meet the EPA’s clean fuels mandates could have a material adverse effect on our business, financial condition, and results of operations.

Pursuant to the Energy Acts of 2005 and 2007, the EPA has issued Renewable Fuels Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced at our refineries. Currently, the standards are enforced at our El Paso refinery only. Unless the EPA grants an extension, our Yorktown and Gallup refineries become subject to RFS in 2011. Annually, the EPA establishes a volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels. The obligated volume increases over time until 2022. Blending renewable fuels into their finished petroleum fuels will displace an increasing volume of a refinery’s product pool. Failure to meet the EPA’s RFS mandates could have a material adverse effect on our business, financial condition, and results of operations.

Long-lived and intangible assets comprise a significant portion of our total assets.

Under FASC 360, Property, Plant, and Equipment, or FASC 360, and FASC 350, Intangibles — Goodwill and Other, or FASC 350, long-lived assets and both amortizable intangible assets and intangible assets with indefinite lives must be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the remaining useful lives of our intangible assets with indefinite lives each reporting period. If events or circumstances no longer support an indefinite life, the intangible asset is tested for impairment and prospectively amortized over its remaining useful life. Long-lived and amortizable intangible assets are not recoverable if their carrying amount exceeds the sum of the undiscounted cash flows expected to result from their use and eventual disposition. If a long-lived or amortizable intangible asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value, with fair value determined under FASC 820, Fair Value Measurements and Disclosures, or FASC 820, generally based on discounted estimated net cash flows.

In order to test long-lived and amortizable intangible assets for recoverability, management must make estimates of projected cash flows related to the asset being evaluated, which include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life, and future expenditures necessary to maintain its existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected volumes, margins, cash flows, investment rates, interest/equity rates, and growth rates, that could significantly impact the fair value of the asset being tested for impairment.

The economic slowdown that began in 2008 and continued through 2009 has created downward pressure on demand for refined products; thereby putting significant pressure on refined product margins. Beginning in the second quarter of 2009, price differentials between sour and heavy crude oil and light sweet crude oil narrowed. Narrow heavy sour crude oil differentials can significantly impact the results of operations for our Yorktown refinery. Such narrow crude oil differentials could make our Yorktown refinery uneconomical to operate. Due to these economic conditions, at December 31, 2009, we performed an impairment analysis of our Yorktown long-lived and intangible assets. We incorporated current industry analysts’ margin forecasts into our estimated cash flows. Based on our analysis, we determined that the carrying amount of our significant Yorktown operating assets continued to be recoverable as of December 31, 2009. We continue to evaluate strategic alternatives for this refinery, which may include the potential sale of the refinery.

Due to the effect of the current unfavorable economic conditions on the refining industry, and our expectations of a continuation of such conditions for the near term, we will continue to monitor both our operating assets and our capital projects for potential asset impairments or project write-offs until conditions improve. Our current evaluations are focused on our Yorktown refinery long-lived assets, which had a carrying value of $725.9 million as of December 31, 2009. Changes in market conditions, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in significant impairment charges or project write-offs in the future, thus negatively affecting our earnings. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Major Influences on Results of Operations — Long-lived Asset Impairment Loss.”

We have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.

If we cannot generate cash flow or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to comply with certain environmental standards by the current EPA-mandated deadlines or pursue our business strategies, in which case our operations may not perform as well as we currently expect. We have substantial short-term and long-term capital needs, including those for capital expenditures that we will make to comply with various regulatory requirements. Our short-term working capital needs are primarily crude oil purchase requirements, which fluctuate with the pricing and sourcing of crude oil. We also have significant long-term needs for cash, including those to support ongoing capital expenditures and other regulatory compliance.

Our operations involve environmental risks that could give rise to material liabilities.

Our operations, and those of prior owners or operators of our properties, have previously resulted in spills, discharges, or other releases of petroleum or hazardous substances into the environment, and such spills, discharges, or releases could also happen in the future. Past or future spills related to any of our operations, including our refineries, product terminals, or transportation of refined products or hazardous substances from those facilities, may give rise to liability (including strict liability, or liability without fault, and clean-up responsibility) to governmental entities or private parties under federal, state, or local environmental laws, as well as under common law. For example, we could be held strictly liable under the Comprehensive Environmental Responsibility, Compensation, and Liability Act, or CERCLA, for contamination of properties that we currently own or operate and facilities to which we transported or arranged for the transportation of wastes or by-products for use, treatment, storage or disposal, without regard to fault or whether our actions were in compliance with law at the time. Our liability could also increase if other responsible parties, including prior owners or operators of our facilities, fail to complete their clean-up obligations. Based on current information, we do not believe these liabilities are likely to have a material adverse effect on our business, financial condition, or results of operations. In the event that new spills, discharges, or other releases of petroleum or hazardous substances occur or are discovered or there are other changes in facts or in the level of contributions being made by other responsible parties, there could be a material adverse effect on our business, financial condition, and results of operations.

In addition, we may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances located at or released from our refineries or otherwise related to our current or former operations. We may also face liability for personal injury, property damage, natural resource damage, or for clean-up costs for the alleged migration of contamination or other hazardous substances from our refineries to adjacent and other nearby properties.

We could incur significant costs to comply with greenhouse gas emissions regulation or legislation.

Climate change legislation is being considered by Congress, and the U.S. Environmental Protection Agency, or EPA, has proposed regulatory changes with respect to greenhouse gas emissions under the Clean Air Act that could separately lead to new requirements. Certain proposed federal “cap-and-trade” legislation would impose a nationwide cap on greenhouse gas emissions and require major sources that emit greenhouse gases to buy emission credits to meet that cap. In addition, refiners would be obligated to purchase emission credits associated with the transportation fuels (gasoline, diesel, and jet fuel) sold and consumed in the United States. In the event such a law is passed, we could be required to purchase emission credits for greenhouse gas emissions resulting from our own operations as well as from the fuels we sell. Although it is not possible at this time to predict the final form of a cap-and-trade bill (or whether such a bill will be passed by Congress), any new federal restrictions on greenhouse gas emissions — including a cap-and-trade program or those resulting from EPA regulation — could result in material increased compliance costs (including increased capital expenditures for compliance), additional operating restrictions for our business, and an increase in the cost of the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity.

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

As a result of the acquisition of Giant, certain of our subsidiaries were defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida, and New Mexico. We and our subsidiaries have reached settlement agreements regarding most of these lawsuits, including the New Mexico suit. After these settlement agreements, there are currently a total of twelve lawsuits pending in New York, New Hampshire, and New Jersey. The settlements referenced above were not material individually or in the aggregate to our business, financial condition, or results of operations.

We were also named as a defendant in a lawsuit filed by the State of New Jersey related to MTBE. We never did business in New Jersey and never sold any products in that state or that could have reached that state. We have been dismissed from this lawsuit.

Owners of a small hotel in Aztec, New Mexico, filed a lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street, which is owned by one of our subsidiaries. Plaintiffs claim a component of the gasoline, MTBE, has contaminated their property. We dispute these claims and are defending ourselves accordingly.

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

Our operations require numerous permits and authorizations under various laws and regulations, including environmental and health and safety laws and regulations. These authorizations and permits are subject to revocation, renewal, or modification and can require operational changes, which may involve significant costs, to limit impacts or potential impacts on the environment and/or health and safety. A violation of these authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or refinery shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations.

Our ability to pay dividends in the future is limited by contractual restrictions and cash generated by operations.

We are a holding company and all of our operations are conducted through our subsidiaries. Consequently, we will rely on dividends or advances from our subsidiaries to fund any dividends. The ability of our operating subsidiaries to pay dividends and our ability to receive distributions from those entities are subject to applicable local law and other restrictions including, but not limited to, restrictions in our revolving credit facility, term loan facility, and in the indenture governing our Senior Secured Notes, including minimum interest coverage ratio, minimum EBITDA requirement, minimum net income requirements, and maximum leverage ratio. Such laws and restrictions could limit the payment of dividends and distributions to us, which would restrict our ability to pay dividends in the future. In addition, our payment of dividends will depend upon our ability to generate sufficient cash flows. Our board of directors will review our dividend policy periodically in light of the factors referred to above, and we cannot assure you of the amount of dividends, if any, that may be paid in the future.

Our insurance policies do not cover all losses, costs, or liabilities that we may experience.

Our insurance coverage does not cover all potential losses, costs, or liabilities. Due to the fires experienced at the Giant refineries in 2005 and 2006, the cost of insurance coverage in 2010 for the Yorktown and Gallup refineries will continue to be higher than the cost of insurance for the El Paso refinery. In addition to the higher costs, the deductibles for such coverage are higher and the waiting periods for business interruption coverage are longer.

We could suffer losses for uninsurable or uninsured risks or in amounts in excess of our existing insurance coverage. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. In addition, if we experience any more insurable events, our annual premiums could increase further or insurance may not be available at all. The occurrence of an event that is not fully covered by insurance or the loss of insurance coverage could have a material adverse effect on our business, financial condition, and results of operations.

If we lose any of our key personnel, our ability to manage our business and continue our growth could be negatively impacted.

Our future performance depends to a significant degree upon the continued contributions of our senior management team, including our Executive Chairman, Chief Executive Officer and President, Chief Financial Officer, Vice President and Assistant Secretary, President-Refining and Marketing, Senior Vice President-Legal, General Counsel and Secretary, Chief Accounting Officer, and Senior Vice President-Treasurer. We do not currently maintain key man life insurance with respect to any member of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers, and other companies operating in our industry. To the extent that the services of members of our senior management team would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our company. We may not be able to locate or employ such qualified personnel on acceptable terms, or at all.

A substantial portion of our refining workforce is unionized, and we may face labor disruptions that would interfere with our operations.

As of March 5, 2010, we employed approximately 3,300 people, approximately 525 of whom were covered by collective bargaining agreements. The collective bargaining agreement at the Yorktown refinery was successfully renegotiated during 2009 and now has an expiration date of March 2012. In addition, in 2008 we successfully negotiated collective bargaining agreements covering employees at the Gallup and the Bloomfield refineries that expire in 2011 and 2012, respectively. Although the collective bargaining agreement remains in force, the covered employees at the Bloomfield refinery were terminated in connection with the indefinite suspension of refining activities at the Bloomfield refinery during November 2009. We also successfully negotiated a new collective bargaining agreement covering employees at the El Paso refinery, renewing the collective bargaining agreement that expired in April 2009. The collective bargaining agreement covering the El Paso refinery employees expires in April 2012. While all of our collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event an agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our business, financial condition, and results of operations.

Terrorist attacks, threats of war, or actual war may negatively affect our operations, financial condition, results of operations and prospects.

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

Demand for gasoline is generally higher during the summer months than during the winter months. In addition, ethanol is added to the gasoline in our service areas during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast.

Our controlling stockholders may have conflicts of interest with other stockholders in the future.

Mr. Paul Foster, our Executive Chairman, and Messrs. Jeff Stevens (our Chief Executive Officer and President and a current director), Ralph Schmidt (our former Chief Operating Officer and a current director) and Scott Weaver (our Vice President, Assistant Secretary and a current director) own approximately 41% of our common stock. As a result, Mr. Foster and the other members of this group will strongly influence or effectively control the election of our directors, our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. The interests of Mr. Foster and the other members of this group may not coincide with the interests of other holders of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties are described under Item 1. Business and the information is incorporated herein by reference. As of December 31, 2009, we were a party to a number of cancelable and non-cancelable leases for certain properties, including our corporate headquarters in El Paso and administrative offices in Tempe, Arizona. See Note 24, Operating Leases and Other Commitments, in the Notes to Consolidated Financial Statements, included elsewhere in this annual report.

Item 3.	Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. We also incorporate by reference the information regarding contingencies in Note 22, Contingencies, to our Consolidated Financial Statements set forth in Item 8. Financial Statements and Supplementary Data. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

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

As a result of the acquisition of Giant, certain of our subsidiaries were defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida, and New Mexico. We and our subsidiaries have reached settlement agreements regarding most of these lawsuits, including the New Mexico suit. After these settlement agreements, there are currently a total of twelve lawsuits pending in New York, New Hampshire, and New Jersey. The settlements referenced above were not material individually or in the aggregate to our business, financial condition, or results of operations.

We have also been named as a defendant in a lawsuit filed by the State of New Jersey related to MTBE. We have never done business in New Jersey and have never sold any products in that state or that could have reached that state. We have been dismissed from this lawsuit.

Owners of a small hotel in Aztec, New Mexico, filed a lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street, which is owned by our subsidiary. Plaintiffs claim a component of the gasoline, MTBE, has contaminated their property. We dispute these claims and are defending ourselves accordingly.

We intend to vigorously defend these MTBE lawsuits. Because potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable and we cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, we have not recorded a liability for these lawsuits.

Other Matters

In April 2003, we received a payment of reparations in the amount of $6.8 million from a pipeline company as ordered by the Federal Energy Regulatory Commission, or FERC. Following judicial review of the FERC order, as well as a series of other orders, the pipeline company made a Compliance Filing in February 2008 in which it asserts it overpaid reparations to us in a total amount of $1.1 million and refunds in the amount of $0.7 million, including accrued interest through February 29, 2008, and that interest should continue to accrue on those amounts. In the February 2008 Compliance Filing, the pipeline company also indicated that in a separate FERC proceeding, it owes us an additional amount of reparations and refunds of $5.2 million including interest through February 29, 2008. While this amount is subject to adjustment upward or downward based on further orders of the FERC and on appeal, interest on the amount owed to us should continue to accrue until the pipeline company makes payment to us. On January 29, 2009, the FERC approved a settlement between us and a pipeline company regarding a Complaint proceeding we had brought related to pipeline tariffs we were being charged. Pursuant to this settlement, we received $3.1 million as a refund/settlement payment during the second quarter of 2009.

Our subsidiary, Western Yorktown, declared force majeure under its crude oil supply agreement with Statoil Marketing & Trading (US) Inc., or Statoil, based on the effects of the Grane crude oil on its Yorktown refinery plant and equipment. Statoil filed a lawsuit against Western Yorktown on March 28, 2008, in the Superior Court of Delaware in and for New Castle County. Subsequent to December 31, 2009, the parties have mutually agreed to dismiss all claims and counterclaims with prejudice. Based on the terms of the settlement, we expect to pay $10 million to Statoil during March 2010 and another $10 million over a period of three years.

On February 25, 2008, our subsidiary that operates pipelines had Protests filed against its tariffs for its 16-inch pipeline running from Lynch, New Mexico to Bisti, New Mexico and connecting to Midland, Texas before the FERC by Resolute Natural Resources Company and Resolute Aneth, LLC, or Resolute, the Navajo Nation and Navajo Nation Oil & Gas Company, or NNOG. On March 7, 2008, the FERC dismissed these Protests. Resolute and NNOG then filed a request for reconsideration with the FERC, which the FERC denied confirming its earlier dismissal of these Protests. Resolute and NNOG have appealed this ruling to the United States Court of Appeals for the D.C. Circuit. After first requesting the D.C. Circuit dismiss their appeals, Resolute and NNOG are now attempting to pursue their appeals. The D.C. Circuit has now dismissed Resolute and NNOG’s appeal effectively terminating these protests.

A lawsuit has been filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who allege the Bureau of Indian Affairs, or BIA, acted improperly in approving certain rights-of-way on land allotted to the individual Plaintiffs by the Navajo Nation, Arizona, New Mexico and Utah, or Navajo Nation. The lawsuit names the Company and numerous other defendants, or Right-of-Way Defendants, and seeks imposition of a constructive trust and asserts these Right-of-Way Defendants are in trespass on the Allottee’s lands. The Company disputes these claims and is defending itself accordingly.

In February 2009, subsidiaries of the Company, Western Refining Pipeline, Company, or Western Pipeline, and Western Refining Southwest, Inc., or Western Southwest, filed a Compliant at the FERC against TEPPCO Crude Pipeline, LLC, or TEPPCO Pipeline, and TEPPCO Crude Oil, LLC, or TEPPCO Crude, and collectively TEPPCO, asserting violations of the Interstate Commerce Act and breaches of contracts between the parties including that

TEPPCO Pipeline had wrongfully seized crude oil belonging to Western Southwest and wrongfully taken pipeline capacity lease payments from Western Pipeline in a cumulative amount in excess of $5 million. After filing this Complaint, Western Pipeline and Western Southwest gave TEPPCO Pipeline and TEPPCO Crude notification of termination of pipeline capacity lease agreements and a crude oil purchase agreement with TEPPCO Pipeline and TEPPCO Crude. FERC dismissed the Complaint on the basis that it does not have jurisdiction. Western Pipeline and Western Southwest requested the FERC to reconsider its dismissal and the FERC has denied this request for reconsideration. Western Pipeline and Western Southwest have appealed the FERC’s ruling to the United States Fifth Circuit Court of Appeals. After the initial FERC dismissal, TEPPCO Pipeline and TEPPCO Crude filed a lawsuit against Western Pipeline and Western Southwest in the Midland Texas District Court which alleges breach of contract and seeks damages in excess of $10 million. Western Pipeline and Western Southwest believe their termination of the contracts was appropriate and believe that TEPPCO owes Western compensation for the crude oil that TEPPCO wrongfully seized. Western intends to defend itself against TEPPCO’s claims accordingly.

Regarding the claims asserted against the Company referenced above, potentially applicable factual and legal issues have not been resolved, the Company has yet to determine if a liability is probable and the Company cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, the Company has not recorded a liability for these pending lawsuits.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NYSE, on January 19, 2006 under the symbol “WNR.” As of March 5, 2010, we had 142 holders of record of our common stock. The following table summarizes the high and low sales prices of our common stock as reported on the NYSE Composite Tape for the quarterly periods in the past two fiscal years and dividends declared on our common stock for the same periods:

			Dividends per
	High	Low	Common Share

2009
First Quarter	$14.00	$7.83	$—
Second Quarter	16.30	6.65	—
Third Quarter	8.13	5.45	—
Fourth Quarter	7.00	4.45	—
2008
First Quarter	$25.77	$12.75	$0.06
Second Quarter	17.23	7.81	—
Third Quarter	13.00	6.47	—
Fourth Quarter	10.45	4.50	—

On June 30, 2008, as part of the amendments to our credit facilities, we agreed not to declare or pay cash dividends to our common stockholders until after December 31, 2009. The payment of dividends is limited under the terms of our 2007 Revolving Credit Agreement, our Term Loan facility, and our Senior Secured Notes, and in part, depends on our ability to satisfy certain financial covenants.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any further filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative 47-month total stockholder return on the Company’s common stock relative to the cumulative total stockholder returns of the Standard & Poor’s, or S&P, 500 index, and a customized peer group of seven companies that includes: Alon USA Energy, Inc., Delek US Holdings Inc., Frontier Oil Corp., Holly Corp., Sunoco Inc., Tesoro Corp., and Valero Energy Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and peer group on January 19, 2006. The index on December 31, 2009, and its relative performance are tracked through this date. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 47 MONTH CUMULATIVE TOTAL RETURN

COMPARISON OF 47 MONTH CUMULATIVE TOTAL RETURN
(Tabular representation of data in graph above)

2006-2007	1/06	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07

Western Refining, Inc	$100.00	$127.41	$127.44	$137.48	$150.84	$231.42	$343.16	$241.28	$144.30
S&P 500	100.00	104.21	102.71	108.53	115.80	116.54	123.85	126.37	122.16
Peer Group	100.00	98.82	107.04	86.91	88.45	110.93	129.46	115.26	117.07

2008-2009	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09

Western Refining, Inc.	$80.29	$70.92	$60.56	$46.48	$71.52	$42.29	$38.63	$28.21
S&P 500	110.62	107.60	98.60	76.96	68.49	79.40	91.79	97.33
Peer Group	81.87	66.78	52.20	41.59	35.42	32.89	38.54	34.19

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by us or any of our affiliates during the quarter ended December 31, 2009. In addition, we currently do not have any share repurchase plans or programs.

Item 6.	Selected Financial and Operating Data

The following tables set forth our summary of historical financial and operating data for the periods indicated below. The summary results of operations and financial position data for 2009, 2008, 2007, 2006, and 2005 have been derived from the consolidated financial statements of Western Refining, Inc. and its subsidiaries including Western Refining Company LP. On May 31, 2007, we completed the acquisition of Giant. The summary results of operations and financial position data for 2007 include the results of operations for Giant beginning June 1, 2007. 2008 is the first full fiscal year in which we owned Giant, and therefore, the summary results of operations and financial position data for 2009 and 2008 are not comparable to periods prior to 2008.

The information presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
	2009	2008	2007(1)	2006	2005
	(In thousands, except per share data)

Statement of Operations Data:
Net sales	$6,807,368	$10,725,581	$7,305,032	$4,199,383	$3,406,632
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	5,922,434	9,746,895	6,375,700	3,653,008	3,001,610
Direct operating expenses (exclusive of depreciation and amortization)	486,164	532,325	382,690	171,729	129,627
Selling, general and administrative expenses	109,697	115,913	77,350	37,043	45,128
Goodwill and other impairment losses	352,340	—	—	—	—
Maintenance turnaround expense	8,088	28,936	15,947	22,196	6,999
Depreciation and amortization	145,981	113,611	64,193	13,624	6,272

Total operating costs and expenses	7,024,704	10,537,680	6,915,880	3,897,600	3,189,636

Operating income (loss)	(217,336)	187,901	389,152	301,783	216,996

Other income (expense):
Interest income	248	1,830	18,852	10,820	4,854
Interest expense and other financing costs	(121,321)	(102,202)	(53,843)	(2,167)	(6,578)
Amortization of loan fees	(6,870)	(4,789)	(1,912)	(500)	(2,113)
Write-off of unamortized loan fees	(9,047)	(10,890)	—	(1,961)	(3,287)
Loss on early extinguishment of debt	—	—	(774)	—	—
Gain (loss) from derivative activities	(21,694)	11,395	(9,923)	8,617	(8,296)
Other income (expense), net	(15,184)	1,176	(1,049)	561	(527)

Income (loss) before income taxes	(391,204)	84,421	340,503	317,153	201,049
Provision for income taxes(2)	40,583	(20,224)	(101,892)	(112,373)	18

Net income (loss)(2)	$(350,621)	$64,197	$238,611	$204,780	$201,067

Basic earnings (loss) per share	$(4.43)	$0.94	$3.50	$3.05	$—
Diluted earnings (loss) per share	(4.43)	0.94	3.50	3.05	—
Dividends declared per common share	$—	$0.06	$0.22	$0.16	$—
Weighted average basic shares outstanding	79,163	67,715	67,180	65,387	—
Weighted average dilutive shares outstanding	79,163	67,715	67,180	65,387	—

	Year Ended December 31,
	2009	2008	2007(1)	2006	2005
	(In thousands, except per share data)

Cash Flow Data:
Net cash provided by (used in):
Operating activities(2)	$140,841	$285,575	$113,237	$245,004	$260,980
Investing activities	(115,361)	(220,554)	(1,334,028)	(149,555)	(87,988)
Financing activities(2)	(30,407)	(274,769)	1,247,191	(13,115)	(37,116)
Other Data:
Adjusted EBITDA(3)	$191,438	$405,854	$477,172	$357,601	$226,298
Capital expenditures	115,854	222,288	277,073	120,211	87,988
Cash paid for Giant acquisition, net of cash acquired	—	—	1,056,955	—	—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$74,890	$79,817	$289,565	$263,165	$180,831
Working capital	311,254	314,521	621,362	276,609	182,675
Total assets	2,824,654	3,076,792	3,559,716	908,523	643,638
Total debt	1,116,664	1,340,500	1,583,500	—	149,500
Partners’ capital	—	—	—	—	177,944
Stockholders’ equity (deficit)	688,452	811,489	756,485	521,601	(31)

(1)	Includes the results of operations and cash flows for Giant beginning June 1, 2007, the date of the acquisition.

(2)	Prior to our initial public offering in January 2006, we were not subject to federal or state income taxes due to our partnership structure. As a result, prior to this time, our net cash provided by operating activities did not reflect any reduction for income tax payments, while net cash used by financing activities reflected distributions to our partners to pay income taxes. Since our initial public offering, we have incurred income taxes that impact our net income (loss) and cash flows from operations, and we have ceased to make any such income tax-related distributions to our equity holders. See Note 15, Income Taxes in the Notes to Consolidated Financial Statements, included elsewhere in this annual report.

(3)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, write-off of unamortized loan fees, loss on early extinguishment of debt, depreciation, amortization, goodwill and other impairment losses, maintenance turnaround expense, and Lower of Cost or Market, or LCM, inventory reserve adjustments. Adjusted EBITDA is not, however, a recognized measurement under United States generally accepted accounting principles, or GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, the accounting effects of significant turnaround activities (that many of our competitors capitalize and thereby exclude from their measures of EBITDA), acquisitions, and other items that may vary for different companies for reasons unrelated to overall operating performance.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for significant turnaround activities, capital expenditures, or contractual commitments;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and

•	Our calculation of Adjusted EBITDA may differ from the Adjusted EBITDA calculations of other companies in our industry, limiting its usefulness as a comparative measure;

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2009	2008	2007(1)	2006	2005
	(In thousands)

Net income (loss)	$(350,621)	$64,197	$238,611	$204,780	$201,067
Interest expense and other financing costs	121,321	102,202	53,843	2,167	6,578
Provision for income taxes	(40,583)	20,224	101,892	112,373	(18)
Amortization of loan fees	6,870	4,789	1,912	500	2,113
Write-off of unamortized loan fees	9,047	10,890	—	1,961	3,287
Loss on early extinguishment of debt	—	—	774	—	—
Depreciation and amortization	145,981	113,611	64,193	13,624	6,272
Maintenance turnaround expense	8,088	28,936	15,947	22,196	6,999
Goodwill and other impairment losses	352,340	—	—	—	—
Net change in LCM inventory reserve	(61,005)	61,005	—	—	—

Adjusted EBITDA	$191,438	$405,854	$477,172	$357,601	$226,298

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, “Item 1A. Risk Factors” and elsewhere in this report. You should read such “Risk Factors” and “Forward-Looking Statements.” In this Item 7, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc. and its subsidiaries, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.

Company Overview

We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate three refineries with a total crude oil throughput capacity of approximately 221,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and a refinery near Gallup, New Mexico with a throughput capacity of approximately 23,000 bpd. Until November 2009, we also operated a 17,000 bpd refinery near Bloomfield, New Mexico. We indefinitely suspended refining operations at the Bloomfield refinery in late November 2009. We continue to operate Bloomfield as a refinery terminal. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque, New Mexico; near Flagstaff, Arizona; and Bloomfield, New Mexico; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of December 31, 2009, we also own and operate 149 retail service stations and convenience stores in Arizona, Colorado, and New Mexico, a fleet of crude oil and finished product truck transports, and a wholesale petroleum products distributor, that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.

On May 31, 2007, we completed the acquisition of Giant. Under the terms of the merger agreement, we acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash for a total purchase price of $1,149.2 million, funded primarily through a $1,125.0 million secured term loan. In connection with the acquisition, we borrowed an additional $275.0 million in July 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes. Prior to the acquisition of Giant, we generated substantially all of our revenues from our refining operations in El Paso. With the acquisition of Giant, we also gained a diverse mix of complementary retail and wholesale businesses.

Since the acquisition of Giant, we have increased our sour and heavy crude oil processing capacity as a percent of our total crude oil capacity from 12% prior to the acquisition to approximately 44% as of December 31, 2009. Sour and heavy crude oil has historically been less expensive to acquire than light sweet crude oil. However, beginning in the second quarter of 2009, price differentials have narrowed between sour and heavy crude oil and light sweet crude oil, particularly the heavy crude oil price differential at our Yorktown refinery has been significantly reduced. We have deferred certain smaller projects at our south crude unit in El Paso due to the narrow spread between sweet and sour crude oil and the overall economic environment. Deferment of the crude unit projects will limit sour runs to our current combined sour and heavy crude oil processing capability at maximum throughput until the projects in the crude unit are complete.

We own a pipeline that runs from Southeast New Mexico to Northwest New Mexico. The pipeline can transport crude oil from Southeast New Mexico to the Four Corners region and south from Lynch, New Mexico to Jal, New Mexico. This pipeline provides us with an alternative method of transportation within New Mexico and an alternative supply of crude oil for our Gallup refinery. In addition, along with rail deliveries, this pipeline is capable of providing enough crude oil for the Gallup refinery to run full capacity. Based on lower product demand in the

Four Corners area, we have removed the crude from portions of the pipeline, and we do not currently transport crude via pipeline from Southeast New Mexico. However, we presently use sections of the pipeline to deliver crude to our Gallup refinery, and to transport crude for unrelated third parties. We regularly evaluate cost effective and alternative sources of crude oil and operations of this pipeline. See “Item 1A. Risk Factors — We may not have sufficient crude oil to be able to run our Gallup refinery at the historical rates of our Four Corners refineries” in this annual report.

Following the acquisition of Giant, we began reporting our operating results in three business segments: the refining group, the retail group, and the wholesale group. Our refining group operates the three refineries and related refined product distribution terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. See Note 4, Segment Information in the Notes to Consolidated Financial Statements included elsewhere in this annual report for detailed information on our operating results by segment.

Major Influences on Results of Operations

Refining.  Our earnings and cash flows from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline, and other refined products, which in turn depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; the availability of imports; the marketing of competitive fuels; the price differentials on sour and heavy crude oils versus light sweet crude oils; and government regulation. While our net sales fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flows from our operations. Refining margins were extremely volatile in 2009 and 2008. While gasoline margins were somewhat improved during 2009 compared to 2008, diesel margins were significantly weaker in 2009. The benchmark Gulf Coast unleaded gasoline price compared to WTI crude oil in 2009 was $7.71 compared to $4.99 in 2008. The benchmark Gulf Coast diesel fuel price compared to WTI crude oil in 2009 averaged $7.87 margin per barrel compared to $23.03 margin per barrel in 2008. Additionally, the increase in the price of crude oil during the second, third, and fourth quarters of 2009 significantly reduced margins on asphalt and coke as compared to the first quarter of 2009. Another factor that reduced margins during the last three quarters of 2009 was the narrowing of price differentials on sour and heavy crude oils versus light sweet crude oils. In particular, the pricing differential on the heavy crude oil that we process at our Yorktown refinery narrowed by approximately 44% per barrel in 2009 as compared to 2008. Our Yorktown refinery can process up to 100% of heavy crude oil, but margins can be significantly impacted by the pricing differential between heavy versus WTI crude oil, as was the case for the last three quarters of 2009. In addition, we had changes in our LCM reserve of $61.0 million related to our Yorktown inventories that decreased our cost of products sold for the year ended December 31, 2009, resulting in increased refining margins. This $61.0 million LCM reserve was initially recognized during the fourth quarter of 2008 and resulted in an increase to our cost of products sold and decreased refining margins for the year ended December 31, 2008.

Other factors that impact our overall refinery gross margins are the sale of lower value products such as residuum, petroleum coke, and propane, particularly when crude costs are higher. In addition, our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume. For example, our Yorktown refinery liquid products yield for 2009 was 92.4%. Coke production made up the majority of the balance of the product yield. Our results of operations are also significantly affected by our refineries’ direct operating expenses, especially the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.

Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended with gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. Throughout 2009, however, refining margins were extremely volatile and our results of operations do not reflect these seasonal trends.

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

Periodically we have planned maintenance turnarounds at our refineries, which are expensed as incurred. We shut down the south crude unit for 13 days at the El Paso refinery in the second quarter of 2009 and we performed a crude unit inspection outage for 20 days at the Yorktown refinery in October 2009. We completed a scheduled turnaround at the south side of the El Paso refinery during the first quarter of 2010. We have scheduled crude and coker unit turnarounds at the Yorktown refinery during the third quarter of 2010.

The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory of crude oil and the majority of our refined products are valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. If the market values of our inventories decline below our cost basis, we would record a write-down of our inventories resulting in a non-cash charge to our cost of products sold. Market value declines during the year ended December 31, 2008 resulted in non-cash charges to our cost of products sold of $61.0 million. Under the LIFO inventory valuation method, this write-down is subject to recovery in future periods to the extent the market values of our inventories equal our cost basis relative to any LIFO inventory valuation write-downs previously recorded. Based on 2009 market conditions, we recorded non-cash recoveries of $61.0 million related to the 2008 LCM charges. In addition, due to the volatility in the price of crude oil and other blendstocks, we experienced fluctuations in our LIFO reserves between 2008 and 2009. We also experienced LIFO liquidations based on permanent decreased levels in our inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $9.4 million for the year ended December 31, 2009 and an increase of $66.9 million in cost of products sold for the year ended December 31, 2008. There were no LIFO liquidations for the year ended December 31, 2007. See Note 6, Inventories in the Notes to Consolidated Financial Statements included in this annual report for detailed information on the impact of LIFO inventory accounting.

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

Goodwill Impairment Loss.  We had a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. Various indications of possible goodwill impairment prompted us to perform goodwill impairment analyses at December 31, 2008 and March 31, 2009. We determined that no such impairment existed as of those dates. Our annual impairment test was performed as of June 30, 2009. The performance of the test is a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.

From the first to the second quarter of 2009, there was a decline in margins within the refining industry as well as a downward change in industry analysts’ forecasts for the remainder of 2009 and 2010. This, along with other negative financial forecasts released by independent refiners during the latter part of the second quarter of 2009, contributed to declines in common stock trading prices within the independent refining sector, including declines in our common stock trading price. As a result, our equity market capitalization fell below the net book value of our assets. Through the filing date of our second quarter 2009 Form 10-Q and through the end of the fourth quarter 2009, the trading price of our stock had experienced further reductions.

We completed Step 1 of the impairment test during the second quarter of 2009 and concluded that impairment existed. Consistent with the preliminary Step 2 analysis completed during the second quarter of 2009, we concluded that all of the goodwill in four of our six reporting units was impaired. The resulting non-cash charge of $299.6 million was reported in our second quarter 2009 results of operations. We finalized our Step 2 analysis during the third quarter of 2009. There were no such impairment charges in previous years.

Long-lived Asset Impairment Loss.  In accordance with Financial Accounting Standards Codification, or FASC, 360, Property, Plant, and Equipment or FASC 360, we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value.

In order to test long-lived assets for recoverability, we must make estimates of projected cash flows related to the asset being evaluated, which include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life, and future expenditures necessary to maintain its existing service potential. In order to determine fair value, we must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected volumes, margins, and cash flows, investment rates, interest/equity rates, and growth rates that could significantly impact the fair value of the asset being tested for impairment.

In the fourth quarter of 2009 we announced our plans to indefinitely suspend the refining operations at our Bloomfield refinery and maintain the site as a product distribution terminal and crude oil storage facility. Accordingly, we tested the Bloomfield refinery long-lived assets and certain intangible assets for recoverability and determined that $41.8 million and $11.0 million, respectively, of impairment losses existed in certain Bloomfield refinery related long-lived and intangible assets. A non-cash impairment loss of $52.8 million related to the long-lived assets and certain intangibles is included under “Other impairment losses” in the Consolidated Statements of Operations for the year ended December 31, 2009.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Acquisition of Giant

On May 31, 2007, we completed the acquisition of Giant. Under the terms of the merger agreement, we acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash for a total purchase price of $1,149.2 million, funded primarily through a $1,125.0 million secured term loan. In connection with the acquisition, we borrowed an additional $275.0 million in July 2007, when we paid off and retired Giant’s 8% and 11% Senior Subordinated Notes. Our statements of operations for the years ended December 31, 2009 and 2008 include interest expense of $60.9 million, net of $6.4 million of capitalized interest and $87.2 million, net of $9.9 million of capitalized interest, respectively, associated with this term loan and the revolving credit facility. The decrease in interest expense related to the term loan for the year ended December 31, 2009 was the result of early retirement of $912.7 million of this debt using the net proceeds from our debt and equity offerings during 2009. Interest expense associated with this term loan and the revolving credit facility for the year ended December 31, 2007, was $47.9 million, net of $5.8 million of capitalized interest, for the seven months we operated Giant.

Prior to the acquisition of Giant on May 31, 2007, we generated substantially all of our revenues from our refining operations in El Paso. The financial information for the year ended December 31, 2009 and 2008 includes the results of operations of the three refineries and the retail and wholesale operations acquired from Giant; however, the financial information for the year ended December 31, 2007, includes only seven months of operations from these assets acquired from Giant.

Senior Secured Notes, Convertible Senior Notes, and Equity Offering

During the second and third quarters of 2009, we issued $600 million in Senior Secured Notes and $215.5 million in Convertible Senior Notes. The Senior Secured Notes consist of two tranches; the first consisting of $325.0 million in 11.25% fixed rate aggregate principal amount notes and the second consisting of $275.0 million floating rate aggregate principal amount notes. The interest rate on the floating rate notes was 10.75% at issuance in June 2009. Proceeds from the issuance of the Senior Secured Notes, net of original issue and underwriting discounts were $538.2 million. The Convertible Senior Notes consist of $215.5 million in 5.75% aggregate principal amount notes. The Convertible Senior Notes are unsecured and were issued with an initial conversion rate of 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). Proceeds from the issuance of the Convertible Senior Notes were $209.0 million, net of underwriting discounts.

During the second quarter of 2009, we issued an additional 20,000,000 shares of our common stock at an aggregate offering price of $180.0 million. The proceeds of this issuance were $171.0 million, net of $9.0 million in underwriting discounts.

The combined proceeds from the issuance and sale of the Senior Secured Notes, the Convertible Senior Notes, and our common stock were used to early retire $912.7 million of our outstanding indebtedness under our Term Loan Credit Agreement. See Note 14, Long-Term Debt and Note 19, Stockholders’ Equity to the Consolidated Financial Statements included in this annual report for detailed information on the issuance and composition of these notes.

Asset Impairments

During the second quarter of 2009, we performed our annual impairment test and as a result concluded that all of our goodwill was impaired. The resulting non-cash charge of $299.6 million was reported in our second quarter 2009 results of operations. This charge was reported under “Goodwill impairment loss” in our Consolidated Statements of Operations for the year ended December 31, 2009.

In the fourth quarter of 2009, we announced our plans to indefinitely suspend the refining operations at our Bloomfield refinery and maintain the site as a refinery distribution terminal and crude oil storage facility. Accordingly, we tested the Bloomfield refinery long-lived assets and certain intangible assets for recoverability and determined that $41.8 million and $11.0 million in refinery related long-lived and intangible assets, respectively, were impaired. A non-cash impairment loss of $52.8 million related to the long-lived assets and certain intangibles is included under “Other impairment losses” in our Consolidated Statements of Operations for the year ended December 31, 2009.

Write-off of Unamortized Loan Fees

During the second and third quarters of 2009, we made principal payments on our term loan of $925.7 million primarily from the net proceeds of our debt and common stock offerings. Accordingly, we expensed $9.0 million during the second quarter of 2009 to write-off a portion of the unamortized loan fees related to the term loan. Additionally, in June 2008, we amended our 2007 Revolving Credit Agreement and Term Loan. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred in May 2007. See Note 14, Long-Term Debt to the Consolidated Financial Statements included in this annual report for detailed information on our long-term debt.

Environmental Cost Recoveries, Property Tax Refunds, and Other

During 2009, we recovered $10.6 million from various third parties related to environmental costs recorded during 2009 and prior years. These recoveries are included in direct operating expenses reported for the year ended December 31, 2009. Additionally, during 2009, we decreased our property tax estimate by $5.5 million resulting from revised El Paso property appraisal rolls for 2006 through 2008. The revision to the property appraisal rolls also resulted in a refund of $2.9 million from various taxing authorities, further reducing our property tax expense to a total decrease of $8.4 million for the year ended December 31, 2009. We also recorded a fourth quarter 2009 legal settlement charge of $20.0 million.

Planned Maintenance Turnaround

During 2009 and 2008, we incurred costs of $8.1 million and $28.9 million, respectively for maintenance turnarounds. Primarily during the third and fourth quarters of 2009, we incurred costs of $2.9 million in a crude unit shutdown and $4.0 million in connection with the planned turnaround in the first quarter of 2010 at the El Paso refinery; and $1.2 million in connection with the planned turnaround in the third quarter of 2010 at the Yorktown refinery. The 2008 maintenance turnaround was performed during the fourth quarter at the north side of the El Paso refinery. During the third quarter of 2007, we performed a scheduled maintenance turnaround on the ultraformer unit at the Yorktown refinery at a cost of $13.2 million, most of which was expensed in the same quarter and incurred costs of $2.7 million in anticipation of the 2008 turnaround at the north side of the El Paso refinery. We expense the cost of maintenance turnarounds when the expense is incurred. Most of our competitors, however, capitalize and amortize maintenance turnarounds.

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

Purchase Accounting.  We accounted for the acquisition of Giant under the purchase method as required by FASC 805, Business Combinations, or FASC 805, with Western as the accounting acquirer. In accordance with the purchase method of accounting, the price paid by us for Giant was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the purchase price over fair value of the net assets acquired represents goodwill that was allocated to the reporting units and subject to annual impairment testing. We performed a purchase price allocation for the acquisition of Giant on May 31, 2007. The fair values of the assets acquired and liabilities assumed were based on management’s evaluations of those assets and liabilities. Management obtained an independent appraisal to assist them in determining these values. See Note 3, Acquisition of Giant Industries, Inc. in the Notes to Consolidated Financial Statements included in this annual report for a summary of the purchase price allocation.

Inventories.  Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market. Cost is determined principally under the LIFO valuation method to reflect a better matching of costs and revenues. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. We determine market value inventory adjustments by evaluating crude oil, refined products, and other inventories on an aggregate basis by geographic region. Aggregated LIFO costs were less than the current cost of our crude oil, refined product, and other feedstock and blendstock inventories by $126.4 million at December 31, 2009.

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

Maintenance Turnaround Expense.  The units at our refineries require regular major maintenance and repairs commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit but generally is every four years. We expense the cost of maintenance turnarounds when the expense is incurred. These costs are identified as a separate line item in our Consolidated Statements of Operations.

Long-lived Assets.  We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various classes of depreciable assets. When assets are placed in service, we make estimates of what we believe are their reasonable useful lives. For assets to be disposed of, we report long-lived assets at the lower of carrying amount or fair value less cost of disposal.

In accordance with FASC 360, Property, Plant, and Equipment, we review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value.

In order to test long-lived assets for recoverability, we must make estimates of projected cash flows related to the asset being evaluated, which include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life, and future expenditures necessary to maintain its existing service potential. In order to determine fair value, we must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates, and growth rates that could significantly impact the fair value of the asset being tested for impairment.

In the fourth quarter of 2009, we announced our plans to indefinitely suspend the refining operations at our Bloomfield refinery and maintain the site as a refinery distribution terminal and crude oil storage facility. Accordingly, we tested the Bloomfield refinery long-lived assets and certain intangible assets for recoverability and determined that $41.8 million and $11.0 million in refinery related long-lived and intangible assets, respectively, were impaired. A non-cash impairment loss of $52.8 million related to the long-lived assets and certain intangibles is included under “Other impairment losses” in our Consolidated Statements of Operations for the year ended December 31, 2009.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost. We test goodwill for impairment at the reporting unit level annually. In addition, goodwill of a reporting unit is tested for impairment if any events and circumstances arise during a quarter that indicates goodwill of a reporting unit might be impaired. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment. Within our refining segment, we have determined that we have three reporting units for purposes of assigning goodwill and testing for impairment. Our retail and wholesale segments are considered reporting units for purposes of assigning goodwill and testing for impairment. Our goodwill was assigned to two of our three refining reporting units and to our retail and wholesale reporting units. In accordance with FASC 350, Intangibles — Goodwill and Other, we do not amortize goodwill for financial reporting purposes.

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

From the first to the second quarter of 2009, there was a decline in margins within the refining industry as well as a downward change in industry analysts’ forecasts for the remainder of 2009 and 2010. This, along with other negative financial forecasts released by independent refiners during the latter part of the second quarter of 2009, contributed to declines in common stock trading prices within the independent refining sector, including declines in our common stock trading price. As a result, our equity market capitalization fell below the net book value of our assets. Through the filing date of our second quarter 2009 Form 10-Q and through the end of the fourth quarter 2009, the trading price of our stock has experienced further reductions.

We completed Step 1 of the impairment test during the second quarter of 2009 and concluded that impairment existed. We finalized our Step 2 analysis during the third quarter of 2009. Consistent with the preliminary Step 2 analysis completed during the second quarter of 2009, we concluded that all of our goodwill was impaired. The resulting non-cash charge of $299.6 million was reported in our second quarter 2009 results of operations. There were no such impairment charges during 2008 or 2007.

We apply FASC 350-20 in determining the useful economic lives of intangible assets that are acquired. FASC 350-20 requires that we amortize intangible assets, such as rights-of-way, licenses, and permits over their economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s economic useful life is determined to be indefinite, then that asset is not amortized. We consider factors such as the asset’s history, our plans for that asset, and the market for products associated with the asset when the intangible asset is acquired. We consider these same factors when reviewing the economic useful lives of our existing intangible assets as well. We review the economic useful lives of our intangible assets at least annually.

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

As a result of purchase accounting related to the Giant acquisition, the majority of our environmental obligations assumed in the acquisition of Giant are recorded on a discounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than other, the lower end of the range is used. Possible recoveries of some of these costs from other parties are not recognized in the consolidated financial statements until they become probable. Legal costs associated with environmental remediation, as defined in FASC 410-30, Environmental Obligations, are included as part of the estimated liability. We have $28.6 million accrued at December 31, 2009 for environmental obligations.

Asset Retirement Obligations, or AROs.  We account for our AROs in accordance with FASC 410, Asset Retirement and Environmental Obligations, or FASC 410. The estimated fair value of the ARO is based on the estimated current cost escalated by an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until we settle the liability. Legally restricted assets have been set aside for purposes of settling certain of the ARO liabilities.

Financial Instruments and Fair Value.  We are exposed to various market risks, including changes in commodity prices. We use commodity future contracts, price swaps, and options to reduce price volatility, to fix margins for refined products, and to protect against price declines associated with our crude oil and blendstock inventories. All derivatives entered into by us are recognized as either assets or liabilities on the Consolidated Balance Sheets and those instruments are measured at fair value. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are recognized in gain (loss) from derivative activities using mark-to-market accounting.

Pension and Other Postretirement Obligations.  Pension and other postretirement plan expenses and liabilities are determined based on actuarial valuations. Inherent in these valuations are key assumptions including discount rates, future compensation increases, expected return on plan assets, health care cost trends and demographic data. Changes in our actuarial assumptions are primarily influenced by factors outside of our control and can have a significant effect on our pension and other postretirement liabilities and costs. Under FASC 715, Compensation — Retirement Benefits, a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or liability for the plan’s underfunded status,

(b) measure the plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost. We terminated our defined benefit plan covering certain El Paso refinery employees during 2009. The termination resulted in a reduction to our related pension obligation of $24.3 million with a corresponding reduction of $25.1 million, before the effect of income taxes, to other comprehensive loss.

Stock-Based Compensation.  We account for stock awards granted under the Western Refining Long-Term Incentive Plan in accordance with FASC 718, Compensation — Stock Compensation, or FASC 718. Under FASC 718, the cost of the employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award. The fair value of each share of restricted stock awarded is measured based on the market price at closing as of the measurement date and is amortized on a straight-line basis over the respective vesting periods.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, and cash flows when implemented.

Results of Operations

The following tables summarize our consolidated and operating segment financial data and key operating statistics for 2009, 2008, and 2007. Prior to the acquisition of Giant on May 31, 2007, Western operated as one business segment. The following data should be read in conjunction with our consolidated financial statements and the notes thereto, in particular Note 3, Acquisition of Giant Industries, Inc., included elsewhere in this annual report.

Consolidated

	Year Ended December 31,
	2009	2008	2007(1)
	(In thousands)

Net sales(2)	$6,807,368	$10,725,581	$7,305,032
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)(2)	5,922,434	9,746,895	6,375,700
Direct operating expenses (exclusive of depreciation and amortization)(2)	486,164	532,325	382,690
Selling, general and administrative expenses	109,697	115,913	77,350
Goodwill and other impairment losses	352,340	—	—
Maintenance turnaround expense	8,088	28,936	15,947
Depreciation and amortization	145,981	113,611	64,193

Total operating costs and expenses	7,024,704	10,537,680	6,915,880

Operating income (loss)	$(217,336)	$187,901	$389,152

(1)	The information presented herein includes the operations of Giant and its subsidiaries for the seven months after the acquisition. In 2007, Giant operations accounted for approximately 34% of net sales, 35% of cost of products sold, and had an operating loss of $12.6 million.

(2)	Excludes $2,095.0 million, $2,847.8 million, and $1,235.6 million of intercompany sales; $2,088.8 million, $2,831.6 million, and $1,214.2 million of intercompany cost of products sold; and $6.2 million, $16.2 million, and $21.4 million of intercompany direct operating expenses for the years ended December 31, 2009, 2008, and 2007, respectively.

Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

Net Sales.  Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer rebates or discount and excise taxes. Net sales for the year ended December 31, 2009, were $6,807.4 million, compared to $10,725.6 million for the year ended December 31, 2008, a decrease of $3,918.2 million, or 36.5%. This decrease was the result of decreased sales from our refining, retail, and wholesale groups of $3,231.8 million, $183.5 million, and $502.9 million, respectively, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments decreased from $113.93 in 2008 to $72.66 in 2009. This decrease was partially offset by an increase in sales volumes. Our sales volume increased by 2.3 million barrels, or 2.0%, to 117.6 million barrels for 2009 compared to 115.3 million barrels for 2008.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $5,922.4 million for the year ended December 31, 2009, compared to $9,746.9 million for the year ended December 31, 2008, a decrease of $3,824.5 million, or 39.2%. This decrease primarily was the result of decreased cost of products sold from our refining, retail, and wholesale groups of $3,161.5 million, $186.4 million, and $476.6 million, respectively, net of intercompany transactions that eliminate in consolidation. A non-cash LCM inventory write-down of $61.0 million was included in cost of products sold in 2008 versus a non-cash LCM inventory recovery of $61.0 million in 2009. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments decreased from $104.54 in 2008, to $63.65 in 2009.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $486.2 million for the year ended December 31, 2009, compared to $532.3 million for the year ended December 31, 2008, a decrease of $46.1 million, or 8.7%. This decrease resulted from decreases of $33.0 million, $0.6 million, and $12.5 million in direct operating expenses of our refining, retail, and wholesale groups, respectively, net of intercompany transactions that eliminate in consolidation.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general and administrative expenses were $109.7 million for the year ended December 31, 2009, compared to $115.9 million for the year ended December 31, 2008, a decrease of $6.2 million, or 5.3%. This decrease resulted from decreased expenses in our refining and wholesale groups of $1.5 million and $2.3 million, respectively, and a $3.2 million decrease in corporate overhead. These decreases were offset by increases of $0.9 million in our retail group.

The decrease of $3.2 million in corporate overhead was primarily caused by decreased personnel costs mainly related to decreased 401(k) contribution expense resulting from the allocation to the other operating segments ($4.4 million), incentive compensation based on milestone achievement ($3.2 million), decreased stock-based compensation ($2.6 million) and vacation expense ($1.8 million). These decreases were partially offset by increased professional and legal fees ($5.6 million) and increased information technology expenses ($2.6 million).

Goodwill and Other Impairment Losses.  We have a policy to test goodwill for impairment at least annually or more frequently if indications of impairment exist. We also have a policy to test our long-lived assets, including our intangible assets for impairment if indications of impairment exist. During 2009, we determined that all of our goodwill was impaired. The total impact of this goodwill impairment was a non-cash charge of $299.6 million. Also during 2009, as a result of our decision to indefinitely suspend the refining operations of our Bloomfield refinery, we completed an impairment analysis of the related long-lived assets. We determined that impairment of certain of the Bloomfield refinery related long-lived and intangible assets existed and accordingly recorded a non-cash charge of $52.8 million related to this impairment. No impairment losses were recorded in 2008.

Maintenance Turnaround Expense.  Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. Primarily during the third and fourth quarters of 2009, we incurred costs of $2.9 million in a crude unit shutdown and $4.0 million in connection with the planned turnaround in the first quarter of 2010 at the El Paso refinery; and $1.2 million in connection with the planned turnaround in the third quarter of 2010 at the Yorktown refinery. During the year ended December 31, 2008, we performed a maintenance turnaround at the north side of the El Paso refinery at a cost of $28.9 million.

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2009, was $146.0 million, compared to $113.6 million for the year ended December 31, 2008, an increase of $32.4 million, or 28.5%. The increase was due to the completion of various capital projects during the last part of 2008 and 2009.

Operating Income (Loss).  Operating loss was $217.3 million for the year ended December 31, 2009, compared to operating income of $187.9 million for the year ended December 31, 2008, a decrease of $405.2 million. This decrease was primarily attributable to non-cash impairment losses of $352.3 million recorded in 2009 and decreased gross margins resulting from lower sales price per barrel during 2009 without a corresponding decrease in the cost per barrel of crude.

Interest Income.  Interest income for the years ended December 31, 2009 and 2008, was $0.2 million and $1.8 million, respectively. The decrease was attributable to decreased balances of cash for investment as well as lower interest rates in 2009 compared to 2008.

Interest Expense and Other Financing Costs.  Interest expense was $121.3 million (net of capitalized interest of $6.4 million) for the year ended December 31, 2009, compared to $102.2 million (net of capitalized interest of $9.9 million), an increase of $19.1 million or 18.7%. The increase is primarily attributable to higher effective interest rates in the latter half of 2009 versus 2008 offset by lower levels of outstanding debt.

Amortization of Loan Fees.  Amortization of loan fees for 2009 was $6.9 million, compared to $4.8 million for 2008. The increase is primarily the result of additional deferred loan fees incurred during 2009 of $30.7 million for new debt and amendments to our term and revolving loan agreements. This increase was partially offset by the reduction in amortization expense resulting from the write-off of $9.0 million in unamortized loan fees related to our term loan. On June 30, 2008, we entered into an amendment to our term loan credit agreement and incurred $22.4 million in loan fees. This increase was partially offset by the write-off of $10.9 million in unamortized loan fees incurred in May 2007.

Write-off of Unamortized Loan Fees.  During 2009, we expensed $9.0 million in deferred loan fees when we early retired $912.7 million of our term debt with proceeds from our debt and stock offering. On June 30, 2008, we entered into an amendment to our term loan credit agreement and as a result, we recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred in May 2007.

Gain (Loss) from Derivative Activities.  The net loss from derivative activities was $21.7 million for the year ended December 31, 2009, compared to a net gain of $11.4 million for the year ended December 31, 2008. The difference between the two periods was primarily attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.

Provision for Income Taxes.  We recorded a benefit for income taxes of $40.6 million for the year ended December 31, 2009, using an estimated effective tax rate of 44.3%, as compared to the Federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the non-deductibility of the goodwill impairment for tax reporting purposes.

We recorded an expense for income taxes of $20.2 million for the year ended December 31, 2008, using an estimated effective tax rate of 24.0%, as compared to the Federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel.

Net Income (Loss).  We reported a net loss of $350.6 million for the year ended December 31, 2009, representing $4.43 net loss per share on weighted average dilutive shares outstanding of 79.2 million. Our net loss for the year ended December 31, 2009 included a before-tax $20.0 million legal settlement charge. Similar charges were not included in net income for the year ended December 31, 2008. For the year ended December 31, 2008, we reported net income of $64.2 million representing $0.94 net income per share on weighted average dilutive shares outstanding of 67.7 million.

See additional analysis under the Refining Segment, Retail Segment, and Wholesale Segment.

Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 31, 2007

Net Sales.  Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer rebates or discount and excise taxes. Net sales for the year ended December 31, 2008, were $10,725.6 million, compared to $7,305.0 million for the year ended December 31, 2007, an increase of $3,420.6 million, or 46.8%. This increase primarily resulted from the impact of the Giant acquisition ($3,573.9 million) and higher sales prices for refined products at the El Paso refinery. The average sales price per barrel at the El Paso refinery increased from $89.38 in 2007 to $113.62 in 2008. This increase was partially offset by decreased sales volume at the El Paso refinery. Our sales volume decreased by 3.1 million barrels, or 5.8%, to 50.8 million barrels for 2008 compared to 53.9 million barrels for 2007. Net sales were reduced by $1,756.2 million and $646.0 million for the year ended December 31, 2008 and 2007, respectively, to account for intercompany transactions that have been eliminated from net sales in consolidation.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold primarily include cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, transportation and distribution costs. Cost of products sold was $9,746.9 million for the year ended December 31, 2008, compared to $6,375.7 million for the year ended December 31, 2007, an increase of $3,371.2 million, or 52.9%. This increase primarily was the result of the impact of the Giant acquisition ($3,302.2 million, including a non-cash LCM inventory write-down of $61.0 million in 2008) and higher crude oil costs at the El Paso refinery. The average cost per barrel at the El Paso refinery increased from $72.38 in 2007 to $102.77 in 2008. Cost of products sold was reduced by $1,756.2 million and $646.0 million for the year ended December 31, 2008 and 2007, respectively, to account for intercompany transactions that have been eliminated from cost of products sold in consolidation.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes and other direct operating expenses. Direct operating expenses were $532.3 million for the year ended December 31, 2008, compared to $382.7 million for the year ended December 31, 2007, an increase of $149.6 million, or 39.1%. This increase primarily resulted from the Giant acquisition ($148.7 million), increases at the El Paso refinery related to natural gas expense ($6.0 million), chemicals and catalysts ($4.0 million) and property taxes ($1.5 million). These increases were partially offset by decreased personnel costs at the El Paso refinery mainly related to incentive compensation ($8.1 million), general maintenance costs ($2.0 million), and decreased insurance expense ($1.1 million).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general and administrative expenses were $115.9 million for the year ended December 31, 2008, compared to $77.4 million for the year ended December 31, 2007, an increase of $38.5 million, or 49.7%. This increase primarily resulted from the Giant acquisition ($39.1 million), increased expenses at the El Paso refinery and corporate headquarters related to charitable contributions and corporate sponsorship ($1.2 million), general maintenance projects ($0.7 million), travel expenses ($0.6 million), information systems expenses ($0.5 million), commitment fees ($0.5 million), and public company expense ($0.4 million). These increases were partially offset by decreased expenses at the El Paso refinery and corporate headquarters for professional and legal fees ($1.3 million) and personnel costs ($2.8 million).

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

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2008, was $113.6 million, compared to $64.2 million for the year ended December 31, 2007. The increase primarily was due to the Giant acquisition ($46.0 million) and the completion of various capital projects during the last part of 2007 and 2008 at the El Paso refinery, including the flare gas recovery system, the acid and sulfur gas facilities, crude unit upgrades and the construction of a new laboratory.

Operating Income.  Operating income was $187.9 million for the year ended December 31, 2008, compared to $389.2 million for the year ended December 31, 2007, a decrease of $201.3 million. This decrease primarily is attributable to decreased refinery gross margins at the El Paso refinery.

Interest Income.  Interest income for the year ended December 31, 2008 and 2007, was $1.8 million and $18.9 million, respectively. The decrease is primarily attributable to decreased balances of cash for investment and lower interest rates in 2008.

Interest Expense and Other Financing Costs.  Interest expense for the year ended December 31, 2008 and 2007, was $102.2 million (net of capitalized interest of $9.9 million) and $53.8 million (net of capitalized interest of $5.8 million), respectively. The increase primarily was due to an increase in outstanding debt as a result of the Giant acquisition. In May 2007, we entered into a term loan credit agreement to fund the acquisition. Our results of operations for the year ended December 31, 2007, include only seven months of interest expense associated with this term loan credit agreement.

Amortization of Loan Fees.  Amortization of loan fees for 2008 was $4.8 million, compared to $1.9 million for 2007. On June 30, 2008, we entered into an amendment to our term loan credit agreement and incurred $22.4 million in loan fees. This increase was partially offset by the write-off of $10.9 million in unamortized loan fees incurred in May 2007.

Write-off of Unamortized Loan Fees.  On June 30, 2008, we entered into an amendment to our term loan credit agreement. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred in May 2007.

Gain (Loss) from Derivative Activities.  The net gain from derivative activities was $11.4 million for the year ended December 31, 2008, compared to a net loss of $9.9 million for the year ended December 31, 2007. The difference between the two periods primarily was attributable to fluctuations in market prices related to the derivative transactions that were either settled or marked to market during each respective period.

Provision for Income Taxes.  We recorded an expense for income taxes of $20.2 million for the year ended December 31, 2008, using an estimated effective tax rate of 24.0%, as compared to the Federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel.

We recorded an expense for income taxes of $101.9 million for the year ended December 31, 2007, using an estimated effective tax rate of 29.9%, as compared to the Federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the manufacturing activities deduction.

Net Income.  We reported net income of $64.2 million for the year ended December 31, 2008, representing $0.94 net income per share on weighted average dilutive shares outstanding of 67.7 million. For the year ended December 31, 2007, we reported net income of $238.6 million representing $3.50 net income per share on weighted average dilutive shares outstanding of 67.2 million.

Refining Segment

	Year Ended December 31,
	2009	2008	2007(1)
	(In thousands, except per barrel data)

Net sales (including intersegment sales)	$6,608,075	$10,455,602	$7,092,413
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)(2)	5,897,805	9,665,076	6,246,654
Direct operating expenses (exclusive of depreciation and amortization)	375,690	418,628	338,396
Selling, general and administrative expenses	36,021	37,561	16,757
Goodwill and other impairment losses	283,500	—	—
Maintenance turnaround expense	8,088	28,936	15,947
Depreciation and amortization	125,537	95,713	56,537

Total operating costs and expenses	6,726,641	10,245,914	6,674,291

Operating income (loss)	$(118,566)	$209,688	$418,122

Key Operating Statistics:
Total sales volume (bpd)(3)	258,259	258,013	215,475
Total refinery production (bpd)	213,833	225,740	188,687
Total refinery throughput (bpd)(4)	215,815	227,130	190,338
Per barrel of throughput:
Refinery gross margin(2)(5)	$9.02	$9.51	$12.17
Gross profit(5)	7.42	8.36	11.36
Direct operating expenses(6)	4.77	5.04	4.87

(1)	Includes the results of operations for Giant beginning June 1, 2007, the date of the acquisition. In 2007, Giant refining operations accounted for approximately 32% of net sales, 33% of cost of products sold, and had an operating loss of $20.2 million.

(2)	Cost of products sold includes non-cash adjustments of $(61.0) million and $61.0 million for 2009 and 2008, respectively, to value our Yorktown inventories to net realizable market values. These non-cash adjustments resulted in a corresponding increase of $0.78 and decrease of $0.73 in refinery gross margins for the years ended December 31, 2009 and 2008, respectively.

(3)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(4)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(5)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Refinery gross profit is a per barrel measurement calculated by dividing net sales less cost of products sold and depreciation and amortization by our refineries’ total throughput volumes for the respective periods presented. Our economic hedging activities are used to minimize fluctuations in earnings but are not taken into account in calculating refinery gross margin. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin and profit may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

(6)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

The following table reconciles gross profit to refinery gross margin for the periods presented:

	Year Ended December 31,
	2009	2008	2007(1)
	(In thousands, except per barrel data)

Net sales (including intersegment sales)	$6,608,075	$10,455,602	$7,092,413
Cost of products sold (exclusive of depreciation and amortization)	5,897,805	9,665,076	6,246,654
Depreciation and amortization	125,537	95,713	56,537

Gross profit	584,733	694,813	789,222
Plus depreciation and amortization	125,537	95,713	56,537

Refinery gross margin	$710,270	$790,526	$845,759

Refinery gross margin per refinery throughput barrel(5)	$9.02	$9.51	$12.17

Gross profit per refinery throughput barrel(5)	$7.42	$8.36	$11.36

The following tables set forth our summary and individual refining throughput and production data for the periods presented:

All Refineries

	Year Ended December 31,
	2009	2008	2007(1)

Refinery product yields (bpd)
Gasoline	113,364	114,876	99,271
Diesel and jet fuel	80,157	88,695	73,445
Residuum	5,504	5,711	5,821
Other	9,349	9,649	7,233

Liquid products	208,374	218,931	185,770
By-products (coke)	5,459	6,809	2,917

Total	213,833	225,740	188,687

Refinery throughput (bpd)
Sweet crude oil	126,328	143,714	137,752
Sour or heavy crude oil	65,260	62,349	33,227
Other feedstocks/blendstocks	24,227	21,067	19,359

Total	215,815	227,130	190,338

	Year Ended December 31,
El Paso Refinery	2009	2008	2007

Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	65,160	62,557	68,650
Diesel and jet fuel	50,524	52,754	53,641
Residuum	5,504	5,711	5,821
Other	3,341	3,612	3,768

Total refinery production (bpd)	124,529	124,634	131,880

Refinery throughput (bpd)
Sweet crude oil	99,680	100,130	107,176
Sour crude oil	17,601	16,985	12,521
Other feedstocks/blendstocks	9,184	9,454	13,952

Total refinery throughput (bpd)	126,465	126,569	133,649

Total sales volume (bpd)	147,854	138,775	147,765
Per barrel of throughput:
Refinery gross margin(5)	$9.20	$9.45	$13.53
Direct operating expenses(6)	3.60	4.07	3.85

			June 1
			Through
	Year Ended December 31,		December 31,
Yorktown Refinery	2009	2008	2007(7)

Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	30,824	32,597	32,256
Diesel and jet fuel	22,181	27,143	25,161
Other	4,958	4,896	4,723

Liquid products	57,963	64,636	62,140
By-products (coke)	5,459	6,809	4,976

Total refinery production (bpd)	63,422	71,445	67,116

Refinery throughput (bpd)
Sweet crude oil	1,885	15,291	24,470
Heavy crude oil	47,659	45,364	35,316
Other feedstocks/blendstocks	13,189	9,143	5,952

Total refinery throughput (bpd)	62,733	69,798	65,738

Total sales volume (bpd)	74,151	77,073	71,541
Per barrel of throughput:
Refinery gross margin(2)(5)(9)	$5.97	$6.43	$5.59
Direct operating expenses(6)	4.95	4.75	5.44

			June 1
			Through
	Year Ended December 31,		December 31,
Four Corners Refineries	2009(8)	2008	2007(7)

Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	17,380	19,722	19,972
Diesel and jet fuel	7,452	8,798	8,616
Other	1,050	1,141	1,185

Total refinery production (bpd)	25,882	29,661	29,773

Refinery throughput (bpd)
Sweet crude oil	24,763	28,293	27,680
Other feedstocks/blendstocks	1,854	2,470	3,271

Total refinery throughput (bpd)	26,617	30,763	30,951

Total sales volume (bpd)	36,254	42,165	43,945
Per barrel of throughput:
Refinery gross margin(5)	$15.17	$15.49	$13.33
Direct operating expenses(6)	8.79	8.35	8.09

(7)	Total sales volume, refinery production, and refinery throughput related to the refineries acquired from Giant was calculated by dividing the seven months ended December 31, 2007 by 214 days.

(8)	Until late November 2009, the Four Corners refineries operated as two separate facilities; the Bloomfield Refinery and the Gallup refinery. In late November 2009, we consolidated refining operations to the Gallup facility and have indefinitely suspended refining operations at the Bloomfield refinery. Total sales volume, refinery production, and refinery throughput related to the Four Corners refineries was calculated by dividing the twelve months ended December 31, 2009 by 365 days.

(9)	Cost of products sold includes non-cash adjustments of $(61.0) million and $61.0 million for 2009 and 2008, respectively, to value our Yorktown inventories to net realizable market values. These non-cash adjustments resulted in a corresponding increase of $2.66 and decrease of $2.39 in Yorktown’s refinery gross margins for the years ended December 31, 2009 and 2008, respectively.

Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

Net Sales.  Net sales primarily consist of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the year ended December 31, 2009, were $6,608.1 million, compared to $10,455.6 million for the year ended December 31, 2008, a decrease of $3,847.5 million, or 36.8%. This decrease primarily resulted from a decrease in the average price and sales volume of refined products. The average sales price per barrel decreased from $110.46 in 2008 compared to $70.09 in 2009. Our sales volume decreased by 0.2 million barrels, or 0.21%, to 94.3 million barrels for 2009 compared to 94.5 million barrels for 2008. Also contributing to this decrease was decreased production in the Four Corners refineries as a result of running less crude oil ($16.1 million).

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $5,897.8 million for the year ended December 31, 2009, compared to $9,665.1 million for the year ended December 31, 2008, a decrease of $3,767.3 million, or 39.0%. This decrease primarily was the result of lower average costs and volume purchased of crude oil. The average cost per barrel decreased from $98.86 in 2008 to $58.49 in 2009. During 2009, we purchased 69.5 million barrels of crude oil compared to 74.6 million barrels in 2008. Contributing to the decrease were decreased third party purchases of $318.3 million, and decreased purchases of other feedstocks and blendstocks of $238.4 million and LCM inventory reserve recoveries of $61.0 million that decreased cost of products sold in 2009 compared to an LCM inventory charge of $61.0 million in 2008 that increased cost of products sold. These decreases were partially offset by an increase in the change in our LIFO reserve of $213.0 million.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $375.7 million for the year ended December 31, 2009, compared to $418.6 million for the year ended December 31, 2008, a decrease of $42.9 million, or 10.2%. This decrease primarily resulted from decreases in natural gas expense ($18.4 million), environmental expense primarily resulting from cost recoveries received during 2009 ($14.8 million), general maintenance ($9.8 million), property taxes primarily resulting from tax refunds from prior years taxes and revisions in property tax appraisal rolls ($6.0 million), outside support services ($2.8 million), insurance expense ($2.5 million), facilities leases ($1.7 million), and equipment rental ($1.5 million). These decreases were partially offset by increased chemicals and catalyst ($4.4 million), personnel costs ($4.3 million), electricity expenses ($3.3 million), and increased professional fees ($1.4 million).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of segment overhead, marketing expenses, and stock-based compensation. Selling, general and administrative expenses were $36.0 million for the year ended December 31, 2009, compared to $37.6 million for the year ended December 31, 2008, a decrease of $1.6 million, or 4.3%. This decrease resulted from decreased professional and legal fees ($7.1 million). This decrease was partially offset by increases in marketing expenses ($2.1 million), environmental penalties ($1.5 million), and bad debt expense ($1.6 million).

Goodwill and Other Impairment Losses.  We have a policy to test goodwill for impairment at least annually or more frequently if indications of impairment exist. We also have a policy to test our long-lived assets, including our intangible assets for impairment if indications of impairment exist. During 2009, we determined that all of the goodwill in two of our three refining reporting units was impaired. The total impact of this impairment was a non-cash charge of $230.7 million. Also during 2009, as a result of our decision to indefinitely suspend the refining operations of our Bloomfield refinery, we completed an impairment analysis of the related long-lived and intangible assets. We determined that impairment of certain of the Bloomfield refinery related assets existed and accordingly recorded a non-cash charge of $52.8 million related to this impairment. No impairment losses were recorded in 2008.

Maintenance Turnaround Expense.  Maintenance turnaround expense includes major maintenance and repairs generally performed every four years, depending on the processing units involved. During the year ended December 31, 2009, we incurred costs of $2.9 million in a crude unit shutdown and $4.0 million in connection with the planned turnaround in the first quarter of 2010 at the El Paso refinery and $1.2 million in anticipation of a turnaround currently scheduled for the fall of 2010 at the Yorktown refinery. During the year ended December 31, 2008, we performed a maintenance turnaround at the north side of the El Paso refinery at a cost of $28.9 million.

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2009, was $125.5 million, compared to $95.7 million for the year ended December 31, 2008. The increase was primarily due to several projects including the FCC hydrotreater, the sour water stripper, and a new laboratory at the El Paso refinery; the gasoline desulfurization project at the Yorktown refinery; and various other capital projects at our three refineries.

Operating Income (Loss).  Operating loss was $118.6 million for the year ended December 31, 2009, compared to operating income of $209.7 million for the year ended December 31, 2008, a decrease of $328.3 million. This decrease primarily is attributable to an asset impairment loss recorded in the fourth quarter of 2009 related to the suspension of refining activities at the Bloomfield refinery and a goodwill impairment loss recorded in the second quarter of 2009, increased depreciation and amortization expense, and decreased refinery gross margins in 2009 compared to 2008.

Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 31, 2007

Net Sales.  Net sales primarily consist of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the year ended December 31, 2008, were $10,455.6 million, compared to $7,092.4 million for the year ended December 31, 2007, an increase of $3,363.2 million, or 47.4%. This increase primarily resulted from the impact of the Giant acquisition ($2,406.4 million) and higher sales prices for refined products at the El Paso refinery. The average sales price per barrel at the El Paso refinery increased from $89.38 in 2007 compared to $113.62 in 2008. This increase was partially offset by decreased sales volume at the El Paso refinery due to the turnaround in the fourth quarter of 2008. Our sales volume decreased by 3.1 million barrels, or 5.8%, to 50.8 million barrels for 2008 compared to 53.9 million barrels for 2007.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $9,665.1 million for the year ended December 31, 2008, compared to $6,246.7 million for the year ended December 31, 2007, an increase of $3,418.4 million, or 54.7%. This increase primarily was the result of the impact of the Giant acquisition ($2,239.3 million, including a non-cash LCM inventory write-down of $61.0 million in 2008) and higher crude oil costs at the El Paso refinery. The average cost per barrel at the El Paso refinery increased from $72.38 in 2007 to $102.77 in 2008.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $418.6 million for the year ended December 31, 2008, compared to $338.4 million for the year ended December 31, 2007, an increase of $80.2 million, or 23.7%. This increase primarily resulted from the Giant acquisition ($79.3 million), increases at the El Paso refinery related to natural gas expense ($6.0 million), chemicals and catalysts ($4.0 million), and property taxes ($1.5 million). These increases were partially offset by decreased personnel costs at the El Paso refinery mainly related to incentive compensation ($8.1 million), general maintenance costs ($2.0 million), and decreased insurance expense ($1.1 million).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of segment overhead, marketing expenses, and stock-based compensation. Selling, general and administrative expenses were $37.6 million for the year ended December 31, 2008, compared to $16.8 million for the year ended December 31, 2007, an increase of $20.8 million, or 123.8%. This increase primarily resulted from the Giant acquisition ($12.1 million), and increased expenses at the El Paso refinery related to personnel costs ($7.6 million), and general maintenance expenses ($0.7 million).

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

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2008, was $95.7 million, compared to $56.5 million for the year ended December 31, 2007. The increase primarily was due to the Giant acquisition ($35.8 million) and the completion of various capital projects during the last part of 2007 and 2008 at the El Paso refinery, including the flare gas recovery system, the acid and sulfur gas facilities, crude unit upgrades, and the construction of a new laboratory.

Operating Income.  Operating income was $209.7 million for the year ended December 31, 2008, compared to $418.1 million for the year ended December 31, 2007, a decrease of $208.4 million. This decrease primarily is attributable to decreased refinery gross margins at the El Paso refinery.

Retail Segment

			June 1
			Through
	Year Ended December 31,		December 31,
	2009	2008	2007
	(In thousands, except per gallon data)

Statement of Operations Data:
Net sales (including intersegment sales)	$629,938	$838,197	$456,331
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	533,481	744,691	401,143
Direct operating expenses (exclusive of depreciation and amortization)	64,979	65,604	37,147
Selling, general and administrative expenses	6,216	5,301	3,125
Goodwill impairment loss	27,610	—	—
Depreciation and amortization	9,820	8,479	4,387

Total operating costs and expenses	642,106	824,075	445,802

Operating income (loss)	$(12,168)	$14,122	$10,529

Operating Data:
Fuel gallons sold (in thousands)	205,532	210,401	128,356
Fuel margin per gallon(1)	$0.18	$0.18	$0.18
Merchandise sales	$189,096	$185,712	$108,054
Merchandise margin(2)	28.4%	27.4%	27.6%
Operating retail outlets at period end	149	155	154

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the retail industry to measure operating results related to fuel sales.

(2)	Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the convenience store industry to measure operating results related to merchandise sales.

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

			June 1
			Through
	Year Ended December 31,		December 31,
	2009	2008	2007
	(In thousands, except per gallon data)

Net sales:
Fuel sales (including intersegment sales)	$489,033	$694,891	$382,446
Excise taxes included in fuel revenues	(71,998)	(66,736)	(48,189)
Merchandise sales	189,096	185,712	108,054
Other sales	23,807	24,330	14,020

Net sales	$629,938	$838,197	$456,331

Cost of products sold:
Fuel cost of products sold	$451,485	$657,537	$359,964
Excise taxes included in fuel cost of products sold	(71,998)	(66,736)	(48,189)
Merchandise cost of products sold	135,459	134,821	78,228
Other cost of products sold	18,535	19,069	11,140

Cost of products sold	$533,481	$744,691	$401,143

Fuel margin per gallon	$0.18	$0.18	$0.18

The financial information presented above for our retail segment for 2007 includes the operations of Giant beginning June 1, 2007, the date of the acquisition.

Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

Net Sales.  Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the year ended December 31, 2009, were $629.9 million, compared to $838.2 million for the year ended December 31, 2008, a decrease of $208.3 million, or 24.9%. This decrease was primarily due to a decrease in the sales price of gasoline and diesel fuel. The average sales price per gallon decreased from $3.30 in 2008 to $2.38 in 2009. This decrease was partially offset by increased merchandise sales.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $533.5 million for the year ended December 31, 2009, compared to $744.7 million for the year ended December 31, 2008, a decrease of $211.2 million, or 28.4%. This decrease was primarily due to decreased costs of gasoline and diesel fuel. Average fuel cost per gallon decreased from $3.13 in 2008 to $2.20 in 2009.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $65.0 million for the year ended December 31, 2009, compared to $65.6 million for the year ended December 31, 2008, a decrease of $0.6 million, or 0.9%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $6.2 million for the year ended December 31, 2009, compared to $5.3 million for the year ended December 31, 2008, an increase of $0.9 million, or 17.0%.

Goodwill Impairment Loss.  We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. As of June 30, 2009, we determined that all of the goodwill in the reporting unit of our retail group was impaired. The total impact of the goodwill impairment for the year ended December 31, 2009 was a non-cash charge of $27.6 million. No impairment losses were recorded in 2008.

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2009, was $9.8 million, compared to $8.5 million for the year ended December 31, 2008, an increase of $1.3 million, or 15.3%.

Operating Income (Loss).  Operating loss for the year ended December 31, 2009, was $12.2 million, compared to operating income of $14.1 million for the year ended December 31, 2008, a decrease of $26.3 million. This decrease was primarily due to a goodwill impairment loss. This decrease was partially offset by higher merchandise and fuel margins for the year ended December 31, 2009, compared to the same period in 2008.

Fiscal Year Ended December 31, 2008, Compared to Seven Months Ended December 31, 2007

On May 31, 2007, we acquired Giant and its retail operations. Prior to the acquisition of Giant, we did not have retail operations. The financial information presented above for our retail segment for 2008 includes twelve months of operations; however, the financial information for 2007 presented above includes only seven months of operations. Changes in the results of operations for our retail segment between the year ended December 31, 2008 and the seven months ended December 31, 2007 were primarily the result of a full year of operating activities in 2008 versus only seven months of operations in 2007. Further comparisons between these periods are not meaningful nor would they be indicative of any trends related to our retail operations.

Wholesale Segment

			June 1
			Through
	Year Ended December 31,		December 31,
	2009	2008	2007
	(In thousands, except per gallon data)

Statement of Operations Data:
Net sales (including intersegment sales)	$1,664,397	$2,279,541	$991,907
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,579,910	2,168,707	949,966
Direct operating expenses (exclusive of depreciation and amortization)	51,775	64,273	20,715
Selling, general and administrative expenses	16,566	18,915	9,164
Goodwill impairment loss	41,230	—	—
Depreciation and amortization	5,616	5,551	2,477

Total operating costs and expenses	1,695,097	2,257,446	982,322

Operating income (loss)	$(30,700)	$22,095	$9,585

Operating Data:
Fuel gallons sold (in thousands)	823,207	706,864	376,382
Fuel margin per gallon(1)	$0.07	$0.09	$0.06
Lubricant sales	$111,193	$163,679	$84,825
Lubricant margin(2)	9.6%	12.4%	9.8%

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(2)	Lubricant margin is a measurement calculated by dividing the difference between lubricant sales and lubricants cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricants sales.

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

			June 1
			Through
	Year Ended December 31,		December 31,
	2009	2008	2007
	(In thousands, except per gallon data)

Net sales:
Fuel sales (including intersegment sales)	$1,749,431	$2,269,203	$1,008,045
Excise taxes included in fuel sales	(224,771)	(193,634)	(107,370)
Lubricant sales	111,193	163,679	84,825
Other sales (including intersegment sales)	28,544	40,293	6,407

Net sales	$1,664,397	$2,279,541	$991,907

Cost of products sold:
Fuel cost of products sold	$1,692,177	$2,205,548	$984,191
Excise taxes included in fuel sales	(224,771)	(193,634)	(107,370)
Lubricant cost of products sold	100,567	143,317	76,479
Other cost of products sold	11,937	13,476	(3,334)

Cost of products sold	$1,579,910	$2,168,707	$949,966

Fuel margin per gallon	$0.07	$0.09	$0.06

The financial information presented above for our wholesale segment for 2007 includes the operations of Giant beginning June 1, 2007.

Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

Net Sales.  Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the year ended December 31, 2009, were $1,664.4 million, compared to $2,279.5 million for the year ended December 31, 2008, a decrease of $615.1 million, or 27.0%. This decrease was primarily due to a decrease in the sales price of refined products and decreased sales volume of lubricants. The average sales price per gallon of refined products decreased from $3.21 in 2008 to $2.13 in 2009. Lubricant sales volume decreased from 17.0 million gallons in 2008 to 11.8 million gallons for the same period in 2009. This decrease was partially offset by increased fuel volumes sold.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $1,579.9 million for the year ended December 31, 2009, compared to $2,168.7 million for the year ended December 31, 2008, a decrease of $588.8 million, or 27.2%. This decrease was primarily due to decreased costs of refined products and decreased purchased volume of lubricants. The average cost per gallon decreased from $3.12 in 2008 to $2.06 in 2009. This decrease was partially offset by increased fuel volumes purchased.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $51.8 million for the year ended December 31, 2009, compared to $64.3 million for the year ended December 31, 2008, a decrease of $12.5 million, or 19.4%. This decrease primarily resulted from decreases in fuel expense ($6.7 million), repairs and maintenance ($2.7 million), vehicle licenses and permits ($0.7 million), outside maintenance services ($0.7 million), trailer leases ($0.6 million), and utilities ($0.6 million).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $16.6 million for the year ended December 31, 2009, compared to $18.9 million for the year ended December 31, 2008, a decrease of $2.3 million, or 12.2%. This decrease primarily resulted from decreases in personnel costs ($1.2 million), outside services ($0.5 million), utilities ($0.4 million), repairs and maintenance ($0.3 million), administration supplies ($0.3 million), and bank fees ($0.3 million). These decreases were partially offset by an increase in bad debt expense ($0.8 million).

Goodwill Impairment Loss.  We have a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. As of June 30, 2009, we determined that all of the goodwill in the reporting unit of our wholesale group was impaired. The total impact of the goodwill impairments for the year ended December 31, 2009 was a non-cash charge of $41.2 million. No impairment losses were recorded in 2008.

Depreciation and Amortization.  Depreciation and amortization was $5.6 million for the years ended December 31, 2009 and 2008.

Operating Income (Loss).  Operating loss for the year ended December 31, 2009, was $30.7 million, compared to operating income of $22.1 million for the year ended December 31, 2008, a decrease of $52.8 million. This decrease primarily resulted from a goodwill impairment loss and decreased lubricant and fuel margins for the year ended December 31, 2009 compared to the same period in 2008. These decreases were partially offset by decreased direct operating expenses and decreased selling, general and administrative expenses.

Fiscal Year Ended December 31, 2008, Compared to Seven Months Ended December 31, 2007

On May 31, 2007, we acquired Giant and its wholesale operations. Prior to the acquisition of Giant, we did not have wholesale operations. The financial information presented above for our wholesale segment for 2008 includes twelve months of operations; however, the financial information for 2007 presented above includes only seven months of operations. Changes in the results of operations for our wholesale segment between the year ended December 31, 2008 and the seven months ended December 31, 2007 were primarily the result of a full year of operating activities in 2008 versus only seven months of operations in 2007. Further comparisons between these periods are not meaningful nor would they be indicative of any trends related to our wholesale operations.

Outlook

The impact of a continued weak economy, reduced demand for refined products, and narrowing differentials between light and heavy crude oil prices negatively impacted our refining margins throughout much of 2009. New global refining capacity has also led to an increase in refined product inventories that has caused downward pressure on margins. Until the economy recovers and demand improves, we expect refining margins to continue to be negatively impacted. Also, as a result of these current unfavorable industry fundamentals, several refineries in North America have been temporarily or permanently idled.

Our refining margins have shown some improvement in January and February of 2010 as compared to the fourth quarter of 2009, particularly in the Southwest. Through the end of February both the Gulf Coast 3:2:1 and New York Harbor 2:1:1 benchmark crack spreads are more than $2.00 higher than the fourth quarter of 2009, primarily due to increased gasoline crack spreads as we approach the spring 2010 driving season. However, refining margins remain volatile due to current market conditions. Additionally, the recent financial performance of our Yorktown refinery has negatively impacted our overall results of operations.

In addition to current market conditions, there are other long-term factors that may decrease the demand for refined products, as well as increase the cost to produce refined products. These factors include the increased mileage standards for vehicles, the mandated renewable fuel standards, proposed climate change legislation, regulation of greenhouse gas emissions under the Clean Air Act, and competing refineries overseas.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows provided by operating activities	$140,841	$285,575	$113,237
Cash flows used in investing activities	(115,361)	(220,554)	(1,334,028)
Cash flows provided by (used in) financing activities	(30,407)	(274,769)	1,247,191

Net increase (decrease) in cash and cash equivalents	$(4,927)	$(209,748)	$26,400

Cash Flows Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2009, was $140.8 million. The most significant providers of cash were adjustments to net income for non-cash items such as goodwill and other impairment losses ($352.3 million), depreciation and amortization ($146.0 million), deferred income taxes ($9.4 million), the write-off of unamortized loan fees ($9.0 million), amortization of original issue discount ($7.1 million), amortization of loan fees ($6.9 million), and stock-based compensation ($4.7 million). Also contributing to our cash flows from operating activities was a net cash outflow from a change in operating assets and liabilities ($44.3 million).

Net cash provided by operating activities for the year ended December 31, 2008, was $285.6 million. The most significant providers of cash were our net income ($64.2 million), adjustments to net income for non-cash items such as depreciation and amortization ($113.6 million), the write-off of unamortized loan fees ($10.9 million), deferred income taxes ($14.1 million), and stock-based compensation ($7.7 million). Also contributing to our cash flows from operating activities was a net cash inflow from a change in operating assets and liabilities ($69.0 million).

Net cash provided by operating activities for the year ended December 31, 2007, was $113.2 million. The most significant provider of cash was our net income ($238.6 million). Also contributing to our cash flows from operating activities were adjustments to net income for non-cash items such as depreciation and amortization ($64.2 million) and stock-based compensation ($16.8 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($202.8 million).

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2009, was $115.4 million, mainly relating to capital expenditures, including capitalized interest of $6.4 million. Capital spending for 2009 included spending on the low sulfur gasoline project ($41.3 million), the MSAT project ($19.5 million), the diesel hydrotreater revamp project ($3.9 million), and amine unit upgrade ($3.3 million) at our El Paso refinery; coker upgrades ($5.9 million), the MSAT project ($4.5 million), and the crude yield improvement project ($1.5 million) at our Yorktown refinery; and several other improvement and regulatory projects for our refining group. In addition, our total capital spending included projects for our retail group ($3.5 million), our corporate group ($1.5 million), and our wholesale group ($0.6 million).

Net cash used in investing activities for the year ended December 31, 2008, was $220.6 million, mainly relating to capital expenditures, including capitalized interest of $9.9 million. Capital spending for 2008 included spending on the low sulfur gasoline project ($99.4 million), improvement projects in conjunction with the 2008 maintenance turnaround ($22.7 million), the naphtha hydrotreater ($8.6 million), the construction of a new laboratory ($5.1 million), and the acid and sulfur gas facilities ($1.2 million) at our El Paso refinery; the low sulfur gasoline project ($23.4 million), improvements to the laboratory and fire station ($2.4 million), the ultraformer blowdown stack ($2.3 million), and coker electrical infrastructure ($1.9 million) at our Yorktown refinery; and several other improvement and regulatory projects for our refining group. In addition, our total capital spending included projects for our retail group ($7.9 million), our corporate group ($6.8 million), and our wholesale group ($5.7 million).

Net cash used in investing activities for the year ended December 31, 2007, was $1,334.0 million, consisting of cash used to fund the Giant acquisition ($1,057.0 million) and capital expenditures ($277.1 million). Total capital spending for 2007 included spending on the low sulfur gasoline project ($32.1 million), the acid and sulfur gas facilities ($23.3 million), the flare gas recovery system ($9.0 million), crude unit upgrades ($9.0 million), the naphtha hydrotreater ($4.8 million), a pipeline bridge ($3.4 million), and the hydrogen plant ($2.3 million) at our El Paso refinery; the low sulfur gasoline project at our Yorktown refinery ($97.1 million); and other small improvement and regulatory projects.

Cash Flows Provided By (Used In) Financing Activities

Net cash used in financing activities for the year ended December 31, 2009, was $30.4 million. Cash used in financing activities for 2009 included principal payments on our term loan ($925.7 million), deferred financing costs ($11.7 million), a net decrease to our revolving credit facility ($10.0 million), and the repurchases of common stock ($0.6 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan. These decreases in cash were significantly offset by the net proceeds from the issuance of our Senior Secured Notes ($538.2 million), our Convertible Senior Notes ($209.0 million), and common stock ($170.4 million).

Net cash used in financing activities for the year ended December 31, 2008, was $274.8 million. Cash used in financing activities for 2008 included a net decrease to our revolving credit facility ($230.0 million), deferred loan fees incurred ($22.4 million), dividends paid ($8.2 million), principal payments on our term loan ($13.0 million), and the repurchases of common stock ($1.2 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.

Net cash provided by financing activities for the year ended December 31, 2007, was $1,247.2 million. Cash provided by financing activities for 2007 included borrowings from our term loan to fund the Giant acquisition ($1,400.0 million) and net borrowings under our revolving credit facility ($290.0 million), partially offset by cash outflows from debt repayment ($406.0 million), the repurchases of common stock ($14.6 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the

Western Refining Long-Term Incentive Plan, and dividends paid ($13.6 million). Cash provided by financing activities included the excess tax benefit from stock-based compensation expense ($8.4 million).

Working Capital

Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and our revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. Refining margins were extremely volatile throughout 2008 and 2009. For example, our refining margins were $8.26 per throughput barrel in the fourth quarter of 2008, then decreased from $13.59 per throughput barrel in the first quarter of 2009 to $9.47 per throughput barrel in the second quarter of 2009 to $7.28 per throughput barrel in the third quarter of 2009 to $5.35 per throughput barrel in the fourth quarter of 2009. These changes in refining margins are attributable to the spread between crude oil and refined product prices. While gasoline margins somewhat improved during 2009 compared to 2008, diesel margins were significantly weaker in 2009. Additionally, the increase in the price of crude oil during the second, third, and fourth quarters of 2009 significantly reduced margins on asphalt and coke as compared to the first quarter of 2009. Another factor that reduced margins during the last three quarters of 2009 was the narrowing of price differentials on sour and heavy crude oils versus light sweet crude oils; in particular, the pricing differential on the heavy crude oil that we process at our Yorktown refinery narrowed by approximately 44% per barrel in 2009 as compared to 2008. In the fourth quarter of 2008, our margins were lower primarily due to reduced gasoline prices compared to crude oil costs, and a non-cash inventory write-down of $61.0 million to value our Yorktown inventories to net realizable market values as a result of declining crude oil, blendstocks, and finished products prices. If our margins deteriorate significantly, or if our earnings and cash flows suffer for any other reason, we could be unable to comply with the financial covenants set forth in our credit facilities (described below). If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, in order to operate our business.

We may consider additional alternatives to further improve our capital structure by increasing our cash balances and/or reducing or refinancing a portion of the remaining balance on our term loan. These alternatives include various strategic initiatives and potential asset sales as well as potential public or private equity or debt financings. In light of current market conditions, we are not optimistic about the sale of any assets in the near term. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We can give no assurances that we will be able to sell any of our assets or to obtain additional financing on terms acceptable to us, or at all. However, in light of our current operations and outlook as of the date hereof, and despite the current conditions in the overall economy, and the credit and capital markets, we anticipate that we will be able to satisfy our working capital requirements in the near term.

In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I. — Item 1A. Risk Factors, elsewhere in this report.

Working capital at December 31, 2009, was $311.3 million, consisting of $944.2 million in current assets and $632.9 million in current liabilities. Working capital at December 31, 2008, was $314.5 million, consisting of $815.2 million in current assets and $500.7 million in current liabilities. In addition, as of December 31, 2009, the gross availability under the 2007 Revolving Credit Agreement was $658.3 million determined based on an advance rate formula tied to our accounts receivable and inventory levels. As of December 31, 2009, we had net availability under the 2007 Revolving Credit Agreement of $305.6 million due to $302.7 million in letters of credit outstanding and $50.0 million in direct borrowings. As a result of the 2009 fourth quarter amendment, our 2007 Revolving Credit Agreement requires a structure mandating that all receipts be swept daily to reduce borrowings outstanding under the 2007 Revolving Credit Agreement. This arrangement, combined with the existence of a material adverse change clause in the 2007 Revolving Credit Agreement, requires the classification of outstanding borrowings under the 2007 Revolving Credit Agreement as a current liability. This structure became effective during March 2010. On March 5, 2010, the gross availability under the 2007 Revolving Credit Agreement was $587.4 million pursuant to the borrowing base. On March 5, 2010, we had net availability under the 2007 Revolving Credit Agreement of

$185.4 million due to $262.0 million in letters of credit outstanding and $140.0 million in direct borrowings. Our available cash balances as of March 5, 2010 were $51.2 million.

Indebtedness

Senior Secured Notes.  In June 2009, we issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes, or the Fixed Rate Notes. The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes or the Floating Rate Notes, and together with the Fixed Rate Notes, the Senior Secured Notes. The Fixed Rate Notes will pay interest semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2009 at a rate of 11.25% per annum and will mature on June 15, 2017. The Fixed Rate Notes may be redeemed by us at our option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. As of December 31, 2009, the fair value of the Fixed Rate Notes was $289.3 million.

The Floating Rate Notes pay interest quarterly beginning on September 15, 2009 at a per annum rate, reset quarterly, equal to 3-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50% and will mature on June 15, 2014. The interest rate on the Floating Rate Notes as of December 31, 2009 was 10.75%. The Floating Rate Notes may be redeemed by us at our option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter. Proceeds from the issuance of the Fixed Rate Notes were $290.7 million, net of an original issue discount of $27.8 million and underwriting discounts of $6.5 million. Proceeds from the issuance of the Floating Rate Notes were $247.5 million, net of an original issue discount of $22.0 million and underwriting discounts of $5.5 million. As of December 31, 2009, we had paid $2.1 million in other financing costs related to the Senior Secured Notes. The fair value of the Floating Rate Notes was $244.8 million at December 31, 2009. We are amortizing the original issue discounts using the effective interest method over the life of the notes. The combined proceeds from the issuance and sale of the Senior Secured Notes were used to repay a portion of the outstanding indebtedness under the Term Loan Credit Agreement, or Term Loan.

The Senior Secured Notes are guaranteed by all of our domestic restricted subsidiaries in existence on the date the Senior Secured Notes were issued. The Senior Secured Notes will also be guaranteed by all future wholly-owned domestic restricted subsidiaries and by any restricted subsidiary that guarantees any of our indebtedness under credit facilities that are secured by a lien on the collateral securing the Senior Secured Notes. The Senior Secured Notes are also secured on a first-priority basis, equally and ratably with our Term Loan and any future other pari passu secured obligation, by the collateral securing the Term Loan, which consists of our fixed assets, including our refineries, and on a second-priority basis, equally and ratably with the Term Loan and any future other pari passu secured obligation, by the collateral securing the 2007 Revolving Credit Agreement, which consists of our cash and cash equivalents, trade accounts receivables, and inventory.

The indenture governing the Senior Secured Notes contains covenants that limit our (and most of our subsidiaries’) ability to, among other things: (i) pay dividends or make other distributions in respect of our capital stock or make other restricted payments; (ii) make certain investments; (iii) sell certain assets; (iv) incur additional debt or issue certain preferred shares; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; (vii) restrict dividends or other payments from restricted subsidiaries; and (viii) enter into certain transactions with our affiliates. These covenants are subject to a number of important limitations and exceptions. The indenture governing the Senior Secured Notes also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all then outstanding Senior Secured Notes to be due and payable immediately.

We may issue additional notes from time to time pursuant to the indenture governing the Senior Secured Notes.

Convertible Senior Notes.  We issued and sold $215.5 million in aggregate principal amount of our 5.75% Senior Convertible Notes due 2014, or the Convertible Senior Notes during June and July 2009. The Convertible Senior Notes are unsecured and will pay interest semi-annually in arrears at a rate of 5.75% per year beginning on December 15, 2009. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of our obligation upon conversion of the Convertible Senior Notes, we may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes in June and July 2009 were $209.0 million, net of underwriting discounts of $6.5 million and were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate used by us to determine the liability and equity components of the Convertible Senior Notes was 13.75%. As of December 31, 2009, we had paid $0.5 million in other financing costs related to the Convertible Senior Notes. We valued the conversion feature at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. The discount on the Convertible Senior Notes will be amortized using the effective interest method through maturity on June 15, 2014. As of December 31, 2009, the fair value of the Convertible Senior Notes was $171.5 million and the if-converted value is less than its principal amount.

Term Loan Credit Agreement.  The Term Loan has a maturity date of May 30, 2014 and it is secured by our fixed assets, including our refineries. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014 with the remaining balance due on the maturity date. We made principal payments on the Term Loan of $925.7 million in 2009 primarily from the net proceeds of the debt and common stock offerings in June and July 2009 and $13.0 million for the same period in 2008. The average interest rates under the Term Loan for 2009 and 2008 were 8.67% and 6.83%, respectively. As of December 31, 2009, the interest rate under the Term Loan was 10.75%. We amended the Term Loan during the second and fourth quarters of 2009 in connection with the new debt offerings and in order to modify certain of the financial covenants. To effect these amendments, we paid $3.4 million in amendment fees. As a result of the partial paydown of the Term Loan in June 2009, we expensed $9.0 million during the second quarter to write-off a portion of the unamortized loan fees related to the Term Loan. As of December 31, 2009, the fair value of the Term Loan was $337.1 million. On June 30, 2008, we entered into an amendment to our Term Loan. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred prior to such amendment.

2007 Revolving Credit Agreement.  The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable and inventory, can be used to refinance existing indebtedness of us and our subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. As of December 31, 2009, the gross availability under the 2007 Revolving Credit Agreement was $658.3 million determined based on an advance rate formula tied to our accounts receivable and inventory levels. As of December 31, 2009, we had net availability under the 2007 Revolving Credit Agreement of $305.6 million due to $302.7 million in letters of credit outstanding and $50.0 million in outstanding direct borrowings. As of March 5, 2010, we had net availability under the 2007 Revolving Credit Agreement of $185.4 million due to $262.0 million in letters of credit outstanding and $140.0 million in direct borrowings. The average interest rates under the 2007 Revolving Credit Agreement for 2009 and 2008 were 5.20% and 6.58%, respectively. At December 31, 2009, the interest rate under the 2007 Revolving Credit Agreement was 6.25%. We amended the 2007 Revolving Credit Agreement during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. We incurred $5.6 million in fees related to these amendments.

2008 L/C Credit Agreement.  The 2008 L/C Credit Agreement provided for a letter of credit facility not to exceed $80 million, subject to a borrowing base availability based upon eligible receivables and inventory and could be used for general corporate purposes. The 2008 L/C Credit Agreement terminated on May 29, 2009. No amounts were outstanding under this facility at the termination date.

Guarantees of the Term Loan and the Revolving Credit Agreement.  The Term Loan and the 2007 Revolving Credit Agreement or together, the Agreements, are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.

Certain Covenants in Agreements.  The Agreements contain certain covenants, including limitations on debt, investments, and dividends, and financial covenants relating to minimum interest coverage, maximum leverage, and minimum EBITDA. Pursuant to the Agreements, we agreed to not pay cash dividends on our common stock until after December 31, 2009. We were in compliance with all applicable covenants set forth in the Agreements at December 31, 2009. The following table sets forth the more significant financial covenants on minimum consolidated EBITDA, minimum consolidated interest coverage (as defined therein), and maximum consolidated leverage (as defined therein) by quarter:

Minimum
	Minimum	Consolidated	Maximum
	Consolidated	Interest Coverage	Consolidated
Fiscal Quarter Ending	EBITDA	Ratio	Leverage Ratio
(In thousands)

December 31, 2009	$ N/A	1.25 to 1.00	6.75 to 1.00
March 31, 2010(1)	5,000	N/A	N/A
June 30, 2010(1)	80,000	1.00 to 1.00	N/A
September 30, 2010(1)	140,000	1.25 to 1.00	N/A
December 31, 2010	N/A	1.50 to 1.00	5.25 to 1.00
March 31, 2011	N/A	1.50 to 1.00	5.25 to 1.00
June 30, 2011	N/A	2.00 to 1.00	4.50 to 1.00

(1)	Minimum consolidated EBITDA is for the three, six, and nine months ending March 31, June 30, and September 30, 2010, respectively.

Letters of Credit

The 2007 Revolving Credit Agreement provides for the issuance of letters of credit. We issue and cancel letters of credit on a periodic basis depending upon our needs. At December 31, 2009, there were $302.7 million of irrevocable letters of credit outstanding, primarily issued to crude oil suppliers under the 2007 Revolving Credit Agreement. On March 5, 2010, we had $262.0 million in letters of credit outstanding under the 2007 Revolving Credit Agreement.

Capital Spending

Capital expenditures totaled $115.9 million for the year ended December 31, 2009, and included the gasoline hydrotreater project, the MSAT project, the diesel hydrotreater project, and an amine unit project at our El Paso refinery; coker and crude unit projects, MSAT project, and various sustaining projects at our Yorktown refinery; and several other improvement and regulatory projects for our refining group. In addition, our total capital spending included several smaller projects for our retail group, our corporate group, and our wholesale group. Capital expenditures also included $6.4 million of capitalized interest for 2009.

Our capital expenditure budget for 2010 is $99.9 million, of which $90.9 million is for our refining segment, $5.0 million for our retail segment, $1.0 million for our wholesale segment, and $3.0 million for other general projects. The following table summarizes the spending allocation between sustaining maintenance, discretionary, regulatory, and safety projects for 2010:

2010
(In thousands)

Sustaining maintenance	$19,594
Discretionary	184
Regulatory	79,537
Safety	585

Total	$99,900

Sustaining Maintenance.  Sustaining maintenance capital expenditures are those related to minor replacement of assets, refurbishing and replacement of components, and other recurring capital expenditures.

Discretionary Projects.  Discretionary project capital expenditures are those driven primarily by the economic returns that such projects can generate for us.

Safety Projects.  Safety project capital expenditures are those related to fire protection, process safety management, and other safety related expenditures.

Regulatory Projects.  Regulatory projects are undertaken to comply with various regulatory requirements. Our low sulfur fuel and low benzene gasoline projects are regulatory investments, driven primarily by fuels regulations. As of December 31, 2009, we completed capital expenditures of $337 million to comply with the EPA’s low sulfur gasoline regulations. Our Yorktown and Gallup refineries require no further regulatory spending to meet the EPA’s ultra low sulfur standards. To meet the revised regulatory deadline of November 2009 associated with the loss of “small refiner” status at the El Paso refinery, we completed $6.0 million in capital expenditures in El Paso to comply with the next phase of the ultra low sulfur diesel regulations. The deadline for compliance with the final phase of the ultra low sulfur diesel regulations to reduce sulfur in locomotive and marine diesel is June 2012 and affects our El Paso refinery only. We are evaluating compliance options and have preliminarily estimated capital expenditures related to compliance with the final phase at our El Paso refinery. We intend to begin process engineering design in early 2010.

All of our refineries are required to meet the new Mobile Source Air Toxics, or MSAT II, regulations to reduce the benzene content of gasoline. Under the MSAT II regulations, benzene in the finished gasoline pool must be reduced to an annual average of 0.62 volume percent by 2011 with or without the purchase of credits. Beginning on July 1, 2012, each refinery must also average 1.30 volume percent benzene without the use of credits. The estimated cost of complying with the MSAT II regulations will be $80.5 million expended beginning in 2009 and continuing through 2011, of which $78.9 million will be spent at our El Paso refinery. The remaining $1.6 million is budgeted to be spent at our Gallup refinery. As of December 31, 2009, we have expended $24.2 million to comply with MSAT II regulations. Our Yorktown refinery currently meets the 1.30 volume percent benzene requirement and intends to rely on credits to comply with the 0.62 volume percent requirement.

Based on current information and the 2009 NMED Amendment and favorably negotiating a revision to reflect the indefinite suspension of refining operations at Bloomfield, we estimate the total remaining capital expenditures that may be required pursuant to the 2009 NMED Amendment would be approximately $15 million and will occur primarily from 2010 through 2012. These capital expenditures will primarily be for installation of emission controls on the heaters, boilers, and fluid catalytic cracking unit, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and NOx and particulate matter from our Gallup refinery. See “Item 1. Business — Governmental Regulation.”

The estimated capital expenditures for the regulatory projects described above and for other regulatory requirements for the next three years are summarized in the table below:

	2010	2011	2012
	(In millions)

MSAT II gasoline	$64	$1	$—
EPA Initiative Projects	5	21	11
Ultra low sulfur non-road diesel — El Paso	3	18	10
Various other regulatory projects	8	28	23

Total	$80	$68	$44

Contractual Obligations and Commercial Commitments

Information regarding our contractual obligations of the types described below as of December 31, 2009, is set forth in the following table:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)

Long-term debt obligations(1)	$141,030	$276,263	$1,049,951	$69,876	$1,537,120
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	14,656	22,283	14,131	36,032	87,102
Purchase obligations(3)	122,895	187,674	—	—	310,569
Environmental reserves(4)	8,169	12,811	618	6,047	27,645
Other obligations(5)(6)	51,596	56,147	37,401	224,015	369,159

Total obligations(7)	$338,346	$555,178	$1,102,101	$335,970	$2,331,595

(1)	Includes minimum principal payments and interest calculated using interest rates at December 31, 2009.

(2)	We are a party to a ten-year lease agreement for an administrative office building in Scottsdale, Arizona. During 2008, we entered into an agreement to sublease this property for $0.3 million annually from February 15, 2009 through October 31, 2013. The rental payments for this property have been included as part of our estimated rental payments in the table above.

(3)	Purchase obligations include agreements to buy crude oil and other raw materials. Amounts included in the table were calculated using the pricing at December 31, 2009, multiplied by the contract volumes.

(4)	As of December 31, 2009, the unescalated, undiscounted environmental reserve related to these liabilities totaled approximately $35.4 million. The discounted amount shown in the table above was determined using an inflation factor of 2.7% and a discount rate of 7.1%.

(5)	Other commitments include agreements for sulfuric acid regeneration and sulfur gas processing, throughput and distribution, storage services, barges, and professional consulting. The minimum payment commitments are included in the table.

(6)	We are obligated to make future expenditures related to our pension and postretirement obligations. These payments are not fixed and cannot be reasonably determined beyond 2018. As a result, our obligations beyond 2018 related to these plans are not included in the table. Our pension and postretirement obligations are discussed in Note 16, Retirement Plans, in the Notes to Consolidated Financial Statements elsewhere in this annual report.

(7)	As of December 31, 2009, we have no uncertain tax positions or related liabilities recorded.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of December 31, 2009, we held approximately 6.3 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $56.32 per barrel. At December 31, 2009, aggregated LIFO costs exceeded the current cost of our crude oil, refined product, and other feedstock and blendstock inventories by $126.4 million. As of December 31, 2008, current cost exceeded the carrying value of aggregated LIFO costs by $25.6 million, net of a non-cash inventory write-down of $61.0 million to value our Yorktown inventories to net realizable market values. We refer to this excess as our LIFO reserve.

In accordance with FASC 161, Accounting for Derivative Instruments and Hedging Activities, all commodity futures contracts, price swaps, and options are recorded at fair value and any changes in fair value between periods are recorded in the other income (expense) section of our Consolidated Statements of Operations as gain (loss) from derivative activities.

We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts, price swaps, or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in gain (loss) from derivative activities at the end of each period. For the year ended December 31, 2009, we had $21.7 million in net losses settled or accounted for using mark-to-market accounting. For the year ended December 31, 2008, we had $11.4 million in net gains settled or accounted for using mark-to-market accounting.

At December 31, 2009, we had open commodity derivative instruments consisting of crude oil futures and finished product price swaps on a net 268,000 barrels to protect the value of certain crude oil, finished product, and blendstock inventories for the first quarter of 2010. These open instruments had total unrealized net losses at December 31, 2009, of approximately $1.5 million. At December 31, 2008, we had open commodity derivative instruments consisting of finished product price swaps on a net 20,000 barrels to protect the value of certain gasoline blendstock inventories for the first quarter in 2009. We did not record an unrealized gain or loss on these open positions since the fair value equaled the trade price on these swaps at December 31, 2008. At December 31, 2007, we had open commodity derivative instruments consisting of price swaps on 350,000 barrels of crude oil and refined products, primarily to protect the value of certain crude oil inventories and to fix margins on refined product sales for the first and second quarter in 2008. These open instruments had total unrealized net losses at December 31, 2007, of approximately $5.2 million.

During the year ended December 31, 2009, we did not have any derivative instruments that were designated and accounted for as hedges.

Interest Rate Risk

As of December 31, 2009, $679.8 million of our outstanding debt, excluding unamortized discount, was at floating interest rates based on LIBOR and prime rates. An increase in these base rates of 1% would increase our interest expense by $6.8 million per year.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 67 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Western Refining, Inc.
El Paso, Texas

We have audited the internal control over financial reporting of Western Refining, Inc. as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 11, 2010 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Phoenix, AZ
March 11, 2010

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Western Refining, Inc.
El Paso, Texas

We have audited the accompanying consolidated balance sheets of Western Refining, Inc. and subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2007 were audited by other auditors whose report, dated February 29, 2008, expressed an unqualified opinion on those statements.

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

In our opinion, the 2009 and 2008 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Phoenix, AZ
March 11, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Western Refining, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Western Refining, Inc. (the Company) for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Western Refining, Inc. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Dallas, TX
February 29, 2008

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$74,890	$79,817
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $1,571 and $2,516, respectively	337,559	215,275
Inventories	422,753	425,536
Prepaid expenses	29,216	53,497
Other current assets	79,740	41,122

Total current assets	944,158	815,247
Property, plant, and equipment, net	1,767,900	1,851,048
Goodwill	—	299,552
Intangible assets, net	61,693	76,378
Other assets, net	50,903	34,567

Total assets	$2,824,654	$3,076,792

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$405,684	$321,701
Accrued liabilities	118,569	121,961
Current deferred income tax liability, net	45,651	44,064
Current portion of long-term debt	63,000	13,000

Total current liabilities	632,904	500,726

Long-term liabilities:
Long-term debt, less current portion	1,053,664	1,327,500
Deferred income tax liability, net	391,348	350,525
Environmental, postretirement, and other liabilities	58,286	86,552

Total long-term liabilities	1,503,298	1,764,577

Commitments and contingencies (Notes 22 and 24)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 88,688,717 and 68,426,994 shares issued, respectively	887	684
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	583,458	373,118
Retained earnings	126,920	477,537
Accumulated other comprehensive loss, net of tax	(1,370)	(19,006)
Treasury stock, 698,006 and 646,903 shares, respectively, at cost	(21,443)	(20,844)

Total stockholders’ equity	688,452	811,489

Total liabilities and stockholders’ equity	$2,824,654	$3,076,792

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Net sales	$6,807,368	$10,725,581	$7,305,032
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	5,922,434	9,746,895	6,375,700
Direct operating expenses (exclusive of depreciation and amortization)	486,164	532,325	382,690
Selling, general and administrative expenses	109,697	115,913	77,350
Goodwill impairment losses	299,552	—	—
Other impairment losses	52,788	—	—
Maintenance turnaround expense	8,088	28,936	15,947
Depreciation and amortization	145,981	113,611	64,193

Total operating costs and expenses	7,024,704	10,537,680	6,915,880

Operating income (loss)	(217,336)	187,901	389,152
Other income (expense):
Interest income	248	1,830	18,852
Interest expense and other financing costs	(121,321)	(102,202)	(53,843)
Amortization of loan fees	(6,870)	(4,789)	(1,912)
Write-off of unamortized loan fees	(9,047)	(10,890)	—
Loss on early extinguishment of debt	—	—	(774)
Gain (loss) from derivative activities	(21,694)	11,395	(9,923)
Other income (expense), net	(15,184)	1,176	(1,049)

Income (loss) before income taxes	(391,204)	84,421	340,503
Provision for income taxes	40,583	(20,224)	(101,892)

Net income (loss)	$(350,621)	$64,197	$238,611

Net earnings (loss) per share:
Basic	$(4.43)	$0.94	$3.50
Diluted	$(4.43)	$0.94	$3.50
Weighted average common shares outstanding:
Basic	79,163	67,715	67,180
Diluted	79,163	67,715	67,180

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
	Common Stock				Other
			Additional		Comprehensive
	Shares	Par	Paid-In	Retained	Loss, Net of	Treasury Stock
	Issued	Value	Capital	Earnings	Tax	Shares	Cost	Total

Balance at December 31, 2006	67,107,725	$669	$340,908	$193,813	$(8,738)	(211,169)	$(5,051)	$521,601
Stock-based compensation	—	—	16,753	—	—	—	—	16,753
Restricted stock vesting	997,407	10	(10)	—	—	—	—	—
Excess tax benefit from stock- based compensation	—	—	8,420	—	—	—	—	8,420
Cash dividend declared	—	—	—	(14,985)	—	—	—	(14,985)
Net income	—	—	—	238,611	—	—	—	238,611
Other comprehensive income, net of tax expense of $489	—	—	—	—	682	—	—	682
Treasury stock, at cost	—	—	—	—	—	(355,066)	(14,597)	(14,597)

Balance at December 31, 2007	68,105,132	679	366,071	417,439	(8,056)	(566,235)	(19,648)	756,485
Stock-based compensation	—	—	7,711	—	—	—	—	7,711
Restricted stock vesting	321,862	5	(5)	—	—	—	—	—
Tax deficiency from stock- based compensation	—	—	(659)	—	—	—	—	(659)
Cash dividend declared	—	—	—	(4,099)	—	—	—	(4,099)
Net income	—	—	—	64,197	—	—	—	64,197
Other comprehensive loss, net of tax benefit of $6,910	—	—	—	—	(10,950)	—	—	(10,950)
Treasury stock, at cost	—	—	—	—	—	(80,668)	(1,196)	(1,196)

Balance at December 31, 2008	68,426,994	684	373,118	477,537	(19,006)	(646,903)	(20,844)	811,489
Public offering of common stock	20,000,000	200	170,242	—	—	—	—	170,442
Equity component of convertible notes issuance	—	—	36,281	—	—	—	—	36,281
Stock-based compensation	—	—	4,697	4	—	—	—	4,701
Restricted stock vesting	261,723	3	(3)	—	—	—	—	—
Tax deficiency from stock- based compensation	—	—	(877)	—	—	—	—	(877)
Net loss	—	—	—	(350,621)	—	—	—	(350,621)
Other comprehensive income, net of tax expense of $10,372	—	—	—	—	17,636	—	—	17,636
Treasury stock, at cost	—	—	—	—	—	(51,103)	(599)	(599)

Balance at December 31, 2009	88,688,717	$887	$583,458	$126,920	$(1,370)	(698,006)	$(21,443)	$688,452

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(350,621)	$64,197	$238,611
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment losses	299,552	—	—
Other impairment losses	52,788	—	—
Depreciation and amortization	145,981	113,611	64,193
Amortization of loan fees	6,870	4,789	1,912
Write-off of unamortized loan fees	9,047	10,890	—
Amortization of original issue discount	7,091	—	—
Loss on early extinguishment of debt	—	—	774
Stock-based compensation expense	4,701	7,711	16,753
Deferred income taxes	9,410	14,115	2,256
Excess tax benefit from stock-based compensation	—	—	(8,420)
Loss on the disposal of assets	343	1,308	—
Changes in operating assets and liabilities:
Accounts receivable	(122,284)	203,617	3,164
Inventories	2,784	173,136	(183,307)
Prepaid expenses	24,281	(21,915)	(13,873)
Other assets	(41,896)	45,020	(62,417)
Deferred compensation payable	—	—	(447)
Accounts payable	97,325	(336,964)	98,284
Accrued liabilities	(4,269)	13,547	(28,029)
Postretirement and other non-current liabilities	(262)	(7,487)	(16,217)

Net cash provided by operating activities	140,841	285,575	113,237

Cash flows from investing activities:
Capital expenditures	(115,854)	(222,288)	(277,073)
Proceeds from the sale of assets	493	1,734	—
Payments is connection with the acquisition of Giant Industries, Inc., net of cash acquired	—	—	(1,056,955)

Net cash used in investing activities	(115,361)	(220,554)	(1,334,028)

Cash flows from financing activities:
Additions to long-term debt	747,183	—	1,400,000
Payments on long-term debt	(925,693)	(13,000)	(106,500)
Common stock offering	170,442	—	—
Payments on senior subordinated notes	—	—	(299,499)
Revolving credit facility, net	(10,000)	(230,000)	290,000
Deferred financing costs	(11,740)	(22,391)	(17,000)
Dividends paid	—	(8,182)	(13,633)
Repurchases of common stock	(599)	(1,196)	(14,597)
Excess tax benefit from stock-based compensation	—	—	8,420

Net cash provided by (used in) financing activities	(30,407)	(274,769)	1,247,191

Net increase (decrease) in cash and cash equivalents	(4,927)	(209,748)	26,400
Cash and cash equivalents at beginning of year	79,817	289,565	263,165

Cash and cash equivalents at end of year	$74,890	$79,817	$289,565

Supplemental Disclosures of Cash Flow Information Cash paid (refunded) for:
Income taxes	$(7,201)	$(51,134)	$160,666
Interest	129,812	96,499	59,625
Non-cash investing and financing activities:
Reduction of long-term debt for original issue discounts and deferred financing costs	$68,267	$—	$—
Equity component of convertible notes, net of deferred taxes of $22.6 million and issuance costs of $2.0 million	36,281	—	—
Accrued capital expenditures	332	13,673	—

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Net income (loss)	$(350,621)	$64,197	$238,611
Other comprehensive income (loss) items:
Defined benefit plans:
Net actuarial gain (loss), net of tax of $(1,003), $7,226 and $(134), respectively	1,790	(11,447)	187
Reclassification of actuarial losses to income, net of tax of $(52), $(316), and $(355), respectively	92	497	495
Pension plan termination adjustment, net of tax of $(9,317)	15,754	—	—

Other comprehensive income (loss), net of tax	17,636	(10,950)	682

Comprehensive income (loss)	$(332,985)	$53,247	$239,293

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and operates three refineries with a total crude oil throughput capacity of approximately 221,000 barrels per day (“bpd”). In addition to the Company’s 128,000 bpd refinery in El Paso, Texas, the Company also owns and operates a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and a refinery near Gallup in the Four Corners region of Northern New Mexico with a throughput capacity of 23,000 bpd. Until November 2009, the Company also operated a 17,000 bpd refinery near Bloomfield, New Mexico. The Company indefinitely suspended refining operations at the Bloomfield refinery in late November 2009. The Company continues to operate Bloomfield as a refinery terminal. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined product distribution terminals in Flagstaff, Arizona; Bloomfield, New Mexico; and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of December 31, 2009, the Company also owned and operated 149 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.

The Company’s operations include three business segments: the refining group, the retail group, and the wholesale group. Prior to the Giant acquisition, the Company operated as one business segment. See Note 4, “Segment Information” for a further discussion of the Company’s business segments.

Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. Throughout 2009, however, refining margins were extremely volatile and the Company’s results of operations do not reflect these seasonal trends.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X. Operating results for the year ended December 31, 2009, are not necessarily indicative of the results that may be expected for the future.

2.	Summary of Accounting Policies

Principles of Consolidation

Western Refining, Inc. was formed on September 16, 2005, as a holding company in connection with its proposed initial public offering. On May 31, 2007, the Company acquired 100% of Giant’s outstanding shares. The accompanying consolidated financial statements reflect the operations of Giant and its subsidiaries beginning on June 1, 2007. In connection with the Company’s initial public offering in January 2006, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of Western Refining LP and all of its refinery assets. All intercompany balances and transactions have been eliminated for all periods presented.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

Cash equivalents consist of investments in money market accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2009 and 2008, there were $5.4 million and $73.7 million, respectively, in cash equivalents included in the Company’s Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable are due from a diverse customer base including companies in the petroleum industry, railroads, airlines, and the federal government and is stated net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Credit is extended based on an evaluation of the customer’s financial condition. In addition, a portion of the sales at the Company’s service stations are on credit terms generally through major credit card companies. Past due or delinquency status of the Company’s trade accounts receivable are generally based on contractual arrangements with the Company’s customers.

Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Prior to the Giant acquisition, the Company had not had any credit losses; therefore, it did not maintain an allowance for doubtful accounts. At December 31, 2009 and 2008, reserves for doubtful accounts of $1.6 million and $2.5 million, respectively, relate to the Company’s trade receivables. The remaining reserves for doubtful accounts as of December 31, 2008 and 2007 of $10.0 million and $2.6 million, respectively, relate to various notes receivable and other non-trade receivables. In conjunction with the Company’s acquisition of Giant, $0.9 million of the additions for 2007 were recorded as part of the purchase price allocation. Reserves for doubtful accounts not related to trade receivables were reclassified to “Other assets, net” in the prior year to conform with the current presentation as amounts were not related to trade receivables. Additions, deductions, and balances for allowances for doubtful accounts for the years ended December 31, 2009, 2008, and 2007 are presented below:

	2009	2008	2007
	(In thousands)

Trade Receivables
Balance at January 1	$2,516	$1,079	$—
Additions	4,400	2,015	1,372
Reductions	(5,345)	(578)	(293)

Balance at December 31	1,571	2,516	1,079

Other Receivables
Balance at January 1	9,971	2,646	—
Additions	1,719	7,325	2,646
Reductions	(11,690)	—	—

Balance at December 31	—	9,971	2,646

Total allowances for uncollectible accounts	$1,571	$12,487	$3,725

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

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Retail refined product (fuel) inventory values are determined using the first-in, first-out (“FIFO”) inventory valuation method. Retail merchandise inventory value is determined under the retail inventory method. Wholesale finished product, lubricants, and related inventories are determined using the FIFO inventory valuation method. Finished product inventories originate from either the Company’s refineries or from third-party purchases.

Other Current Assets

Other current assets primarily consist of materials and chemicals inventories, income tax receivables, futures margin deposits, and spare parts inventories.

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

Depreciation is provided on the straight-line method at rates based upon the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for such assets are as follows:

Refinery facilities and related equipment	3 — 25 years
Pipelines, terminals, and transportation equipment	5 — 20 years
Wholesale facilities and related equipment	3 — 20 years
Retail facilities and related equipment	3 — 30 years
Other	3 — 10 years

Depreciation expense was $137.7 million, $105.3 million, and $58.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the improvement’s estimated useful life.

Expenditures for routine maintenance and repair costs are expensed when incurred. Such expenses are reported in direct operating expenses in the Company’s Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost. The Company tests goodwill for impairment at the reporting unit level annually. In addition, goodwill of that reporting unit is tested for impairment if any events or circumstances arise during a quarter that indicates goodwill of a reporting unit might be impaired. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment. Within its refining segment, the Company has determined that it has three reporting units for purposes of assigning goodwill and testing for impairment. The Company’s retail and wholesale segments are considered reporting units for purposes of assigning goodwill and testing for impairment. The Company’s goodwill was assigned to two of the three refining reporting units and to the Company’s retail and wholesale reporting units. In accordance with FASC 350, Intangibles — Goodwill and Other (“FASC 350”), the Company does not amortize goodwill for financial reporting purposes.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, net, consist of both amortizable intangible assets, net of accumulated amortization, and intangible assets with indefinite lives. These intangible assets are primarily comprised of licenses, permits, and rights-of-way related to the Company’s refining operations. The Company applies FASC 350 in determining the useful economic lives of intangible assets that are acquired. FASC 350 requires the Company to amortize intangible assets, such as rights-of-way, licenses, and permits over their economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s economic useful life is determined to be indefinite, then that asset is not amortized. The Company considers factors such as the asset’s history, its plans for that asset, and the market for products associated with the asset when the intangible asset is acquired. The Company considers these same factors when reviewing the economic useful lives of its existing intangible assets as well. The Company evaluates the remaining useful lives of its intangible assets with indefinite lives at least annually. If events or circumstances no longer support an indefinite useful life, the intangible asset is tested for impairment and prospectively amortized over its remaining useful life. Amounts related to intangible assets, net, in the prior year have been reclassified to be shown separately.

Under FASC 350, both amortizable intangible assets and intangible assets with indefinite lives must be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Amortizable intangible assets are not recoverable if their carrying amount exceeds the sum of the undiscounted cash flows expected to result from their use and eventual disposition. If an amortizable intangible asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value, with fair value determined under FASC 820, Fair Value Measurements and Disclosures (“FASC 820”), generally based on discounted estimated net cash flows.

In order to test amortizable intangible assets for recoverability, management must make estimates of projected cash flows related to the asset being evaluated, which include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life, and future expenditures necessary to maintain its existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected volumes, margins, cash flows, investment rates, interest/equity rates, and growth rates, that could significantly impact the fair value of the asset being tested for impairment.

The risk of other intangible asset impairment losses may increase to the extent the Company’s results of operations or cash flows decline. Impairment losses may result in a material, non-cash write-down of other intangible assets. Furthermore, impairment losses could have a material adverse effect on the Company’s results of operations and shareholders’ equity.

See Note 10, “Goodwill and Other Intangible Assets.”

Other Assets

Other assets consist primarily of loan origination fees and various other assets that are related to the general operation of the Company and are stated at cost. Amortization is provided on a straight-line basis over the term of the agreement, which approximates the effective interest method.

Impairment of Long-lived Assets

In accordance with FASC 360, Property, Plant, and Equipment, the Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In order to test long-lived assets for recoverability, management must make estimates of projected cash flows related to the asset being evaluated, which include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life, and future expenditures necessary to maintain its existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected volumes, margins, cash flows, investment rates, interest/equity rates, and growth rates, that could significantly impact the fair value of the asset being tested for impairment.

The economic slowdown that began in 2008 and continued through 2009 has created downward pressure on demand for refined products; thereby putting significant pressure on refined product margins. Beginning in the second quarter of 2009, price differentials between sour and heavy crude oil and light sweet crude oil narrowed. Narrow heavy sour crude oil differentials can significantly impact the results of operations for the Yorktown refinery. Such narrow crude oil differentials could make the Yorktown refinery uneconomical to operate. Due to these economic conditions, at December 31, 2009, the Company performed an impairment analysis of its Yorktown long-lived and intangible assets. The Company incorporated current industry analysts’ margin forecasts into its estimated cash flows. Based on the analysis, the Company determined that the carrying amount of its significant Yorktown operating assets continued to be recoverable as of December 31, 2009. The Company continues to pursue potential transactions for this refinery, which may include the sale of the refinery.

Due to the effect of the current unfavorable economic conditions on the refining industry, and the Company’s expectations of a continuation of such conditions for the near term, the Company will continue to monitor both its operating assets and its capital projects for potential asset impairments or project write-offs until conditions improve. The Company’s current evaluations are focused on the Yorktown long-lived assets, which had a carrying value of $725.9 million as of December 31, 2009. Changes in market conditions, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in significant impairment charges or project write-offs in the future, thus affecting the Company’s earnings.

In the fourth quarter of 2009, the Company announced its plan to indefinitely suspend the refining operations at its Bloomfield refinery and maintain the site as a product distribution terminal only. Accordingly, the Company tested the Bloomfield long-lived assets and certain intangible assets for recoverability and determined that $41.8 million and $11.0 million in related refinery fixed and intangible assets, respectively, were impaired. An impairment loss of $52.8 million related to the long-lived assets and certain intangibles is included under “Other impairment losses” in the Consolidated Statements of Operations for the year ended December 31, 2009.

The risk of long-lived asset impairment losses may increase to the extent the Company’s results of operations or cash flows decline. Impairment losses may result in a material, non-cash write-down of long-lived assets. Furthermore, impairment losses could have a material adverse effect on the Company’s results of operations and shareholders’ equity.

For assets to be disposed of, the Company reports long-lived assets at the lower of carrying amount or fair value less cost to sell.

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

Cost Classifications

Refining cost of products sold includes cost of crude oil, other feedstocks, blendstocks, the costs of purchased finished products, and transportation and distribution costs. Retail cost of products sold includes costs for motor

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fuels and for merchandise. Motor fuel cost of products sold represents net cost for purchased fuel. Net cost of purchased fuel excludes transportation and motor fuel taxes. Merchandise cost of products sold includes merchandise purchases, net of merchandise rebates, and inventory shrinkage. Wholesale cost of products sold includes the cost of fuel and lubricants, transportation and distribution costs, and service parts and labor.

Refining direct operating expenses include direct costs of labor, maintenance materials and services, chemicals and catalysts, natural gas, utilities, and other direct operating expenses. Retail direct operating expenses include direct costs of labor, maintenance materials and services, outside services, bank charges, rent expense, utilities, and other direct operating expenses. Wholesale direct operating expenses include direct costs of labor, transportation expense, maintenance materials and services, utilities, and other direct operating expenses. Direct operating expenses also include insurance expense and property taxes.

Maintenance Turnaround Expense

Refinery process units require regular major maintenance and repairs that are commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit, but generally is every four years. Turnaround costs are expensed as incurred.

Deferred Compensation

As a result of the Giant acquisition, the Company assumed a deferred compensation plan that was terminated in December 2007. The participant obligations were paid out in January 2008. The total pay out of $2.0 million was accrued prior to 2008. The Company expensed $0.2 million in 2007 in connection with this plan.

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

Stock-Based Compensation

The Company accounts for stock awards granted under the Western Refining Long-Term Incentive Plan in accordance with FASC 718, Compensation — Stock Compensation (“FASC 718”). Under FASC 718, the cost of employee services received in exchange for an award of equity instruments is measured based on the grant-date fair value of the award. The fair value of each share of restricted stock awarded was measured based on the market price at closing as of the measurement date and is amortized on a straight-line basis over the respective vesting periods.

As of December 31, 2009, there were 794,679 shares of restricted stock outstanding. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and dividend rights on these shares from the date of grant. See Note 18, “Stock-Based Compensation.”

Financial Instruments and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. Credit risk is minimized as a result of the credit quality of the Company’s customer base. No customer accounted for more than 10% of the Company’s consolidated net sales in 2009. The carrying amounts of

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash equivalents, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Company’s revolving credit facility approximate their fair values due to their short-term maturities.

The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refinery. The Company believes that these contracts qualify for the normal purchases and normal sales exception under FASC 815, Derivative and Hedging (“FASC 815”), because deliveries under the contracts will be in quantities expected to be used or sold over a reasonable period of time in the normal course of business. These transactions are reflected in cost of products sold in the period in which delivery of the crude oil takes place.

In addition, the Company maintains a refined products pricing strategy, which includes the use of refined product futures, swap contracts, or options, to minimize fluctuations in earnings caused by the volatility of refined product prices. The estimated fair values of refined product futures, swap contracts, and options are based on quoted market prices and generally have maturities of three months or less. These transactions historically have not qualified for hedge accounting in accordance with FASC 815 and, accordingly, these instruments are marked to market at each period end and are included in other current assets or other current liabilities. Gains and losses related to these instruments are included in the Consolidated Statements of Operations in “gain (loss) from derivative activities.”

The Company does not believe that there is a significant credit risk associated with the Company’s derivative instruments, which are transacted through counterparties meeting established collateral and credit criteria. Generally, the Company does not require collateral from counterparties.

See Note 5, “Fair Value Measurement,” Note 14, “Long-Term Debt,” Note 16, “Retirement Plans,” Note 17, “Crude Oil and Refined Product Risk Management,” and Note 23, “Concentration of Risk” for further fair value disclosures.

Pension and Other Postretirement Obligations

Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, and assumed discount rates and demographic data.

Pension and other postretirement plan expenses and liabilities are determined based on actuarial valuations. Inherent in these valuations are key assumptions including discount rates, future compensation increases, expected return on plan assets, health care cost trends, and demographic data. Changes in our actuarial assumptions are primarily influenced by factors outside of our control and can have a significant effect on our pension and other postretirement liabilities and costs. Under FASC 715, Compensation — Retirement Benefits (“FASC 715”), a defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or liability for the plan’s underfunded status, (b) measure the plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost. See Note 16, “Retirement Plans.”

Asset Retirement Obligations

The Company complies with FASC 410, Asset Retirement and Environmental Obligations (“FASC 410”), which requires that the fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in the ARO due to the passage of time is recorded as an operating expense (accretion expense). See Note 13, “Asset Retirement Obligations.”

Environmental and Other Loss Contingencies

The Company records liabilities for loss contingencies, including environmental remediation costs when such losses are probable and can be reasonably estimated. Environmental costs are expensed if they relate to an existing

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condition caused by past operations with no future economic benefit. Estimates of projected environmental costs are made based upon internal and third-party assessments of contamination, available remediation technology, and environmental regulations. Legal costs associated with environmental remediation are included as part of the estimated liability. Loss contingency accruals, including those for environmental remediation are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. See Note 22, “Contingencies.”

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. As discussed in Note 15, the Company adopted the provisions of FASC 740, Income Taxes (“FASC 740”), related to accounting for uncertainties in income taxes effective January 1, 2007.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

3.	Acquisition of Giant Industries, Inc.

On May 31, 2007, the Company completed the acquisition of Giant. Under the terms of the merger agreement, the Company acquired 100% of Giant’s 14,639,312 outstanding shares for $77.00 per share in cash for a total purchase price of $1,149.2 million, funded primarily through a $1,125.0 million secured term loan. In connection with the acquisition, the Company borrowed an additional $275.0 million in July 2007, when it paid off and retired Giant’s 8% and 11% Senior Subordinated Notes. The purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values on the closing date of May 31, 2007 using estimated fair values based on management’s evaluations of those assets and liabilities. Management obtained an independent appraisal to assist them in determining these values.

The Consolidated Statements of Operations include the results of Giant’s operations beginning on June 1, 2007. The following unaudited pro forma information assumes that (i) the acquisition of Giant occurred on

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unaudited Pro Forma
Year Ended
December 31,
2007
(In thousands,
except per share data)

Net sales	$8,791,115
Operating income	390,138
Net income	205,949
Basic earnings per share	$3.02
Diluted earnings per share	3.02

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

The unaudited pro forma results of operations for the year ended December 31, 2007, include charges totaling $28.9 million related to change of control and severance payments made to certain Giant employees and $33.4 million related to estimated remediation costs associated with the Yorktown refinery. See Note 22, “Contingencies,” for more information on environmental matters.

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

Refining Group.  The Company’s refining group operates three refineries: one in El Paso, Texas (the El Paso refinery); one near Gallup, New Mexico (the Gallup refinery); and one near Yorktown, Virginia (the Yorktown refinery). The refining group also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, three stand-alone refined product distribution terminals, and four asphalt terminals. The three refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. The Company purchases crude oil, other feedstocks, and blending components from various suppliers. The Company also acquires refined products through exchange agreements and from various third-party suppliers. The Company sells these products through its own service stations, its own wholesale group, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retail Group.  The Company’s retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s refining and/or wholesale groups supply the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and beverage and food products from various suppliers. At December 31, 2009, the Company’s retail group operated 149 service stations and convenience stores or kiosks located in Arizona, New Mexico, and Colorado.

Wholesale Group.  The Company’s wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of refined product and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah. The Company’s wholesale group purchases petroleum fuels and lubricants from suppliers and from the refining group.

Segment Accounting Principles.  Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general and administrative expenses; maintenance turnaround expense; and depreciation and amortization. Cost of products sold reflects current costs adjusted, where appropriate, for LIFO and lower of cost or market (“LCM”) inventory adjustments. Intersegment revenues are reported at prices that approximate market.

Operations that are not included in any of the three segments mentioned above are included in the category “Other.” These operations consist primarily of corporate staff operations and other items not considered to be related to the normal business operations of the other segments. Other items of income and expense, including income taxes, are not allocated to operating segments.

The total assets of each segment consist primarily of cash and cash equivalents; net property, plant, and equipment; inventories; net accounts receivable; goodwill; and other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents; various accounts receivable, net; property, plant, and equipment; and other long-term assets.

During the second quarter of 2009, in performing its annual impairment analysis, the Company determined that the entire goodwill of $299.6 million in four of its six reporting units was impaired. See Note 10, “Goodwill and Other Intangible Assets.” During the fourth quarter of 2009, the Company determined that certain of its refinery related long-lived and other intangible assets were impaired related to the indefinite suspension of refining operations at the Bloomfield refinery. The amount of the impairment was $52.8 million related to refining segment assets. See Note 2, “Significant Accounting Policies” under “Impairment of Long-lived Assets.” Additionally, exit costs of approximately $2.2 million were incurred related to the indefinite suspension of refining operations at the Bloomfield refinery. These exit costs were primarily related to one-time termination benefits. There were no terminated contract costs incurred and other exit costs were less than $0.1 million. All costs have either been paid or accrued at December 31, 2009. These exit costs have been included in “Direct operating expenses” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2009.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the years ended December 31, 2009, 2008, and 2007, are presented below:

	For the Year Ended December 31, 2009
	Refining Group	Retail Group	Wholesale Group	Other	Consolidated
			(In thousands)

Net sales to external customers	$4,756,868	$610,007	$1,440,493	$—	$6,807,368
Intersegment revenues(1)	1,851,207	19,931	223,904	—	—
Depreciation and amortization	125,537	9,820	5,616	5,008	145,981
Operating income (loss) before impairment losses	164,934	15,442	10,530	(55,902)	135,004
Goodwill impairment losses	(230,712)	(27,610)	(41,230)	—	(299,552)
Other impairment losses(2)	(52,788)	—	—	—	(52,788)
Operating loss after impairment losses	(118,566)	(12,168)	(30,700)	(55,902)	(217,336)
Other income (expense), net					(173,868)

Loss before income taxes					$(391,204)

Capital expenditures	$110,172	$3,411	$864	$1,407	$115,854
Total assets at December 31, 2009	2,386,751	158,987	154,518	124,398	2,824,654

(1)	Intersegment revenues of $2,095.0 million have been eliminated in consolidation in 2009.

(2)	During the fourth quarter of 2009, as a result of the indefinite suspension of refining operations at the Bloomfield refinery, the Company determined that $52.8 million of long-lived assets were impaired.

	For the Year Ended December 31, 2008
	Refining Group	Retail Group	Wholesale Group	Other	Consolidated
	(In thousands)

Net sales to external customers	$7,988,657	$793,466	$1,943,458	$—	$10,725,581
Intersegment revenues(1)	2,466,945	44,731	336,083	—	—
Depreciation and amortization	95,713	8,479	5,551	3,868	113,611
Operating income (loss)	209,688	14,122	22,095	(58,004)	187,901
Other income (expense), net					(103,480)

Income before income taxes					$84,421

Capital expenditures	$201,931	$7,865	$5,702	$6,790	$222,288
Total assets, excluding goodwill, at December 31, 2008	$2,354,105	$165,950	$142,879	$114,306	$2,777,240
Goodwill	230,712	27,610	41,230	—	299,552

Total assets at December 31, 2008	$2,584,817	$193,560	$184,109	$114,306	$3,076,792

(1)	Intersegment revenues of $2,847.8 million have been eliminated in consolidation in 2008.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2007
	Refining Group	Retail Group	Wholesale Group	Other	Consolidated
	(In thousands)

Net sales to external customers	$5,998,420	$433,276	$873,324	$12	$7,305,032
Intersegment revenues(1)	1,093,993	23,055	118,583	—	—
Depreciation and amortization	56,537	4,387	2,477	792	64,193
Operating income (loss)	418,122	10,529	9,585	(49,084)	389,152
Other income (expense), net					(48,649)

Income before income taxes					$340,503

Capital expenditures	$263,399	$5,501	$4,856	$3,317	$277,073
Total assets, excluding goodwill, at December 31, 2007	$2,559,288	$172,120	$182,271	$346,485	$3,260,164
Goodwill	248,343	27,610	23,599	—	299,552

Total assets at December 31, 2007	$2,807,631	$199,730	$205,870	$346,485	$3,559,716

(1)	Intersegment revenues of $1,235.6 million have been eliminated in consolidation in 2007.

The changes in the carrying amounts of goodwill for the years ended December 31, 2009 and 2008 are presented below:

	Refining Group	Retail Group	Wholesale Group	Totals
	(In thousands)

Balances at January 1, 2008	$248,343	$27,610	$23,599	$299,552
Transfers between groups(1)	(17,631)	—	17,631	—

Balances at December 31, 2008	230,712	27,610	41,230	299,552
Impairment losses	(230,712)	(27,610)	(41,230)	(299,552)

Balances at December 31, 2009	$—	$—	$—	$—

(1)	The assets and results of operations of a fleet of trucks previously reported under the refining group were transferred to the wholesale group during the second quarter of 2008. In connection with this transfer, $17.6 million of goodwill was transferred from the refining group to the wholesale group. The Company believes these operations are more consistent with the functions of the wholesale group. The results of operations for this fleet of trucks for the year ended December 31, 2008, were reported in the results of the wholesale segment. Previous periods have not been restated for this change in segment operations. The results of operations and related assets were not material to the refining group nor were they material to the wholesale group.

5.	Fair Value Measurement

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

For cash, trade receivables and accounts payable, the fair value approximated carrying value at December 31, 2009. The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2009, and the basis for that measurement:

Fair Value Measurement at
December 31, 2009 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Carrying Value at	or Liabilities	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Financial assets:
Money market accounts	$5,408	$5,408	$—	$—
Financial liabilities:
Derivative contracts	1,510	—	1,510	—

The following is a reconciliation of the beginning and ending balances of the Company’s goodwill measured at fair value on a nonrecurring basis using unobservable inputs (Level 3) as further described in Note 10, “Goodwill and Other Intangible Assets”:

(In thousands)

Balance at December 31, 2008	$299,552
Transfers into Level 3	—
Loss in fair value recognized in income	(299,552)

Balance at December 31, 2009	$—

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

Inventories were as follows:

	December 31,
	2009	2008
	(In thousands)

Refined products(1)	$145,813	$171,394
Crude oil and other raw materials	252,860	286,809
Lubricants	12,738	17,081
Convenience store merchandise	11,342	11,257

	422,753	486,541
Lower of cost or market reserve	—	(61,005)

Inventories	$422,753	$425,536

(1)	Includes $10.7 million and $8.3 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at December 31, 2009 and 2008, respectively.

The Company values its crude oil, other raw materials, and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by the Company’s retail and wholesale groups, refined products inventories are valued under the LIFO valuation method. Lubricants and convenience store merchandise are valued under the FIFO valuation method.

As of December 31, 2009 and December 31, 2008, refined products valued under the LIFO method and crude oil and other raw materials totaled 6.3 million barrels and 8.0 million barrels, respectively. At December 31, 2009, the excess of the current cost of these crude oil, refined product and other feedstock and blendstock inventories over LIFO cost was $126.4 million. At December 31, 2008, aggregated LIFO costs exceeded the current cost of the Company’s crude oil, refined product and other feedstock and blendstock inventories by $25.6 million, net of the LCM reserve of $61.0 million.

The net effect of the change in the LCM reserve to value the Company’s Yorktown inventories to net realizable market values on the Company’s Consolidated Statements of Operations and the net effect of inventory reductions that resulted in the liquidation of applicable LIFO inventory levels are summarized in the table below:

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except
	per share amount)

Change in LCM reserve
Operating income (loss)	$61,005	$(61,005)	$—
Net income (loss)	33,992	(46,388)	—
Earnings (loss) per diluted share	$0.43	$(0.68)	$—
Liquidation of LIFO layers
Operating income (loss)	$9,366	$(66,937)	$—
Net income (loss)	5,219	(50,899)	—
Earnings (loss) per diluted share	$0.07	$(0.75)	$—

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Average LIFO cost per barrel of the Company’s refined products and crude oil and other raw materials inventories as of December 31, 2009 and 2008, is shown below:

	December 31,
	2009			2008
			Average			Average
			LIFO			LIFO
		LIFO	Cost Per		LIFO	Cost Per
	Barrels	Cost	Barrel	Barrels	Cost	Barrel
	(In thousands, except cost per barrel)

Refined products	2,135	$135,087	$63.27	2,609	$163,092	$62.51
Crude oil and other	4,194	221,374	52.78	5,369	286,809	53.42

	6,329	$356,461	56.32	7,978	$449,901	56.39

7.	Prepaid Expenses

Prepaid expenses were as follows:

	December 31,
	2009	2008
	(In thousands)

Prepaid crude oil and other raw materials inventories	$11,407	$27,074
Prepaid insurance and other	17,809	26,423

Prepaid expenses	$29,216	$53,497

8.	Other Current Assets

Other current assets were as follows:

	December 31,
	2009	2008
	(In thousands)

Income taxes receivable	$42,685	$7,021
Materials and chemicals inventories	31,988	31,671
Derivative activities receivable	3,778	610
Spare parts inventories	781	946
Other	508	874

Total	$79,740	$41,122

9.	Property, Plant, and Equipment

Property, plant, and equipment were as follows:

	December 31,
	2009	2008
	(In thousands)

Refinery facilities and related equipment	$1,712,295	$1,530,424
Pipelines, terminals, and transportation equipment	94,485	93,130
Retail and wholesale facilities and related equipment	183,681	179,376
Other	20,537	20,304
Construction in progress	81,337	223,467

	2,092,335	2,046,701
Accumulated depreciation	(324,435)	(195,653)

Property, plant, and equipment, net	$1,767,900	$1,851,048

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter 2009, as a result of the indefinite suspension of refining operations at the Bloomfield refinery, the Company recorded a $41.8 million impairment charge to write-down the carrying values of refining equipment and facilities.

10.	Goodwill and Other Intangible Assets

The Company’s policy was to test goodwill for impairment annually or more frequently if indications of impairment existed. Various indications of possible goodwill impairment prompted the Company to perform goodwill impairment analyses at December 31, 2008 and March 31, 2009. Management determined that no such impairment existed as of those dates. The Company performed its annual impairment test as of June 30, 2009. Performance of the test is a two-step process. Step 1 of the impairment test compares the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test compares the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.

The Company’s impairment testing of its goodwill in Step 1 is based on the estimated fair value of its reporting units. This estimated fair value is determined based on discounted expected future cash flows supported by various other market-based valuation methods including market capitalization, earnings before interest expense, tax expense, depreciation, and amortization (“EBITDA”) multiples, and refining complexity barrels. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The market capitalization model is sensitive to changes in the Company’s traded stock price. The EBITDA and complexity barrel models are sensitive to changes in recent historical results of operations within the refining industry. The Company compares and contrasts the results of the various valuation models to determine if impairment exists at the end of a reporting period. The estimates and assumptions used in determining fair value of each reporting unit require considerable judgment and were based on historical experience, financial forecasts, and industry trends and conditions.

From the first to the second quarter of 2009, there was a decline in margins within the refining industry as well as a downward change in industry analysts’ forecasts for the remainder of 2009 and 2010. This, along with other negative financial forecasts released by independent refiners during the latter part of the second quarter of 2009, contributed to declines in common stock trading prices within the independent refining sector, including declines in the Company’s common stock trading price. As a result, the Company’s equity market capitalization fell below the net book value of the Company’s assets. Through the filing date of the Company’s second quarter 2009 Form 10-Q and through the end of the fourth quarter 2009, the trading price of the Company’s stock had experienced further reductions.

The Company completed Step 1 of the impairment test during the second quarter of 2009 and concluded that impairment existed. The Company finalized its Step 2 analysis during the third quarter of 2009, maintaining that the Company’s prior quarter’s assumptions and forecasts had not significantly changed. Consistent with the preliminary Step 2 analysis completed during the second quarter of 2009, the Company concluded that all of its goodwill was impaired. The resulting non-cash charge of $299.6 million was reported in the Company’s second quarter 2009 results of operations. There were no such impairment charges in the years ended December 31, 2008 or 2007.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of intangible assets is presented in the table below:

	December 31, 2009			December 31, 2008			Weighted
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Value	Amortization	Value	Value	Amortization	Value	Period (Years)
	(In thousands)

Amortizable assets(1):
Licenses and permits	$39,151	$(7,717)	$31,434	$51,829	$(6,563)	$45,266	10.6
Customer relationships	6,300	(885)	5,415	6,300	(465)	5,835	12.9
Rights-of-way	4,203	(905)	3,298	4,201	(683)	3,518	14.9
Other	1,149	(652)	497	915	(156)	759	12.5

	50,803	(10,159)	40,644	63,245	(7,867)	55,378

Unamortizable assets:
Trademarks	5,300	—	5,300	5,300	—	5,300
Liquor licenses	15,749	—	15,749	15,700	—	15,700

	$71,852	$(10,159)	$61,693	$84,245	$(7,867)	$76,378

(1)	During the fourth quarter of 2009, as a result of the indefinite suspension of refining operations at the Bloomfield refinery, the Company recorded an $11.0 million impairment of refining licenses and technology permits.

Intangible asset amortization expense for 2009, 2008 and 2007 was $4.6 million, $4.8 million, and $2.6 million, respectively, based upon estimates of useful lives ranging from 10 to 15 years. Estimated amortization expense for the next five fiscal years is as follows (in thousands):

2010	$3,819
2011	3,847
2012	3,821
2013	3,737
2014	3,547

11.	Other Assets, Net of Amortization

Other assets, net of amortization, were as follows:

	December 31,
	2009	2008
	(In thousands)

Unamortized loan fees	$35,841	$23,602
Other	15,062	10,965

Other assets, net of amortization	$50,903	$34,567

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Accrued Liabilities

Accrued liabilities were as follows:

	December 31,
	2009	2008
	(In thousands)

Payroll and related costs	$35,293	$39,111
Excise taxes	34,898	36,050
Legal fees and other	22,480	9,216
Property taxes	10,536	15,354
Environmental reserve	8,024	9,569
Accrued interest	4,323	12,661
Short term pension obligation	3,015	—

Total	$118,569	$121,961

During the third and fourth quarters of 2009 the Company decreased its property tax estimate by $5.5 million resulting from revised property appraisal rolls for 2006 through 2008. The revision to the property appraisal rolls also resulted in a refund of $2.9 million from various taxing authorities, further reducing the Company’s property tax expense to a total decrease of $8.4 million for the year ended December 31, 2009. The Company is currently pursuing similar revisions to the property appraisal rolls for 2009. Property tax accruals for the year ended December 31, 2009 have been made based on current tax rates applied to current property appraisal rolls.

13.	Asset Retirement Obligations

The Company determines the estimated fair value of its AROs based on the estimated current cost escalated to an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until the Company settles the liability. The legally restricted assets that are set aside for purposes of settling ARO liabilities were $0.4 million as of December 31, 2009, and are included in “Other assets, net” in the Company’s Consolidated Balance Sheets. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

The Company has identified the following AROs:

Landfills.  Pursuant to Virginia law, the two solid waste management facilities at the Yorktown refinery must satisfy closure and post-closure care and financial responsibility requirements.

Crude Pipelines.  The Company’s right-of-way agreements generally require that pipeline properties be returned to their original condition when the agreements are no longer in effect. This means that the pipeline surface facilities must be dismantled and removed and certain site reclamation performed. The Company does not believe these right-of-way agreements will require it to remove the underground pipe upon taking the pipeline permanently out of service. Regulatory requirements, however, may mandate that such out of service underground pipe be purged at the time the pipelines are taken permanently out of service.

Storage Tanks.  The Company has a legal obligation under applicable law to remove or close in place certain underground and aboveground storage tanks, both on owned property and leased property, once they are taken out of service. Under some lease arrangements, the Company has also committed to restore the leased property to its original condition.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table reconciles the beginning and ending aggregate carrying amount of the Company’s AROs for the years ended December 31, 2009 and 2008:

	2009	2008
	(In thousands)

Liability at beginning of period	$4,991	$4,021
Liabilities incurred	—	662
Liabilities settled	(10)	(6)
Accretion expense	345	314

Liability at end of period	$5,326	$4,991

14.	Long-Term Debt

Long-term debt was as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

11.25% Senior Secured Notes, due 2017, net of unamortized discount of $26,943	$298,057	$—
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $20,467	254,533	—
5.75% Senior Convertible Notes, due 2014, net of unamortized discount of $56,183	159,267	—
Term Loan, due 2014	354,807	1,280,500
2007 Revolving Credit Agreement	50,000	60,000

Total long-term debt	1,116,664	1,340,500
Current portion of long-term debt(1)	(63,000)	(13,000)

Long-term debt, net of current portion	$1,053,664	$1,327,500

(1)	Current portion of long-term debt includes $50.0 million related to the 2007 Revolving Credit Agreement at December 31, 2009.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense and other financing costs were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Contractual interest:
11.25% Senior Secured Notes	$20,211	$—	$—
Floating Senior Secured Notes	16,670	—	—
5.75% Senior Convertible Notes	6,848	—	—
Term Loan	66,459	89,757	53,077
2007 Revolving Credit Agreement	835	7,414	651

	111,023	97,171	53,728

Amortization of original issuance discount:
11.25% Senior Secured Notes	861	—	—
Floating Senior Secured Notes	1,533	—	—
5.75% Senior Convertible Notes	4,697	—	—

	7,091	—	—

Other interest expense	9,622	14,966	5,959
Capitalized interest	(6,415)	(9,935)	(5,844)

	$121,321	$102,202	$53,843

Senior Secured Notes.  In June 2009, the Company issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes (the “Fixed Rate Notes”). The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes (the “Floating Rate Notes,” and together with the Fixed Rate Notes, the “Senior Secured Notes”). The Fixed Rate Notes will pay interest semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2009 at a rate of 11.25% per annum and will mature on June 15, 2017. The Fixed Rate Notes may be redeemed by the Company at the Company’s option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. As of December 31, 2009, the fair value of the Fixed Rate Notes was $289.3 million.

The Floating Rate Notes pay interest quarterly beginning on September 15, 2009 at a per annum rate, reset quarterly, equal to 3-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50% and will mature on June 15, 2014. The interest rate on the Floating Rate Notes as of December 31, 2009 was 10.75%. The Floating Rate Notes may be redeemed by the Company at the Company’s option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter. Proceeds from the issuance of the Fixed Rate Notes were $290.7 million, net of an original issue discount of $27.8 million and underwriting discounts of $6.5 million. Proceeds from the issuance of the Floating Rate Notes were $247.5 million, net of an original issue discount of $22.0 million and underwriting discounts of $5.5 million. As of December 31, 2009, the Company had paid $2.1 million in other financing costs related to the Senior Secured Notes. The fair value of the Floating Rate Notes was $244.8 million at December 31, 2009. The Company is amortizing the original issue discounts using the effective interest method over the life of the notes. The combined proceeds from the issuance and sale of the Senior Secured Notes were used to repay a portion of the outstanding indebtedness under the Term Loan Credit Agreement (“Term Loan”).

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Senior Secured Notes are guaranteed by all of the Company’s domestic restricted subsidiaries in existence on the date the Senior Secured Notes were issued. The Senior Secured Notes will also be guaranteed by all future wholly-owned domestic restricted subsidiaries and by any restricted subsidiary that guarantees any of the Company’s indebtedness under credit facilities that are secured by a lien on the collateral securing the Senior Secured Notes. The Senior Secured Notes are also secured on a first-priority basis, equally and ratably with the Company’s Term Loan and any future other pari passu secured obligation, by the collateral securing the Term Loan, which consists of the Company’s fixed assets, and on a second-priority basis, equally and ratably with the Term Loan and any future other pari passu secured obligation, by the collateral securing the 2007 Revolving Credit Agreement, which consists of the Company’s cash and cash equivalents, trade accounts receivables, and inventory.

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

Convertible Senior Notes.  The Company issued and sold $215.5 million in aggregate principal amount of its 5.75% Senior Convertible Notes due 2014 (the “Convertible Senior Notes”) during June and July 2009. The Convertible Senior Notes are unsecured and will pay interest semi-annually in arrears at a rate of 5.75% per year beginning on December 15, 2009. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of the Company’s obligation upon conversion of the Convertible Senior Notes, the Company may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes in June and July 2009 were $209.0 million, net of underwriting discounts of $6.5 million and were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate used by the Company to determine the liability and equity components of the Convertible Senior Notes was 13.75%. As of December 31, 2009, the Company had paid $0.5 million in other financing costs related to the Convertible Senior Notes. The Company valued the conversion feature at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. The discount on the Convertible Senior Notes will be amortized using the effective interest method through maturity on June 15, 2014. As of December 31, 2009, the fair value of the Convertible Senior Notes was $171.5 million and the if-converted value is less than its principal amount.

Term Loan Credit Agreement.  The Term Loan has a maturity date of May 30, 2014 and it is secured by the Company’s fixed assets. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014 with the remaining balance due on the maturity date. The Company made principal payments on the Term Loan of $925.7 million in 2009 primarily from the net proceeds of the debt and common stock offerings in June and July 2009 and $13.0 million during 2008. Interest rates under the Term Loan Agreement are equal to LIBOR (subject to a floor of 3.25%) plus 7.50%. The average interest rates under the Term Loan for 2009 and 2008 were 8.67% and 6.83%, respectively. As of December 31, 2009, the interest rate under the Term

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan was 10.75%. The Company amended the Term Loan during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. To effect these amendments, the Company paid $3.4 million in amendment fees. As a result of the partial paydown of the Term Loan in June 2009, the Company expensed $9.0 million during the second quarter to write-off a portion of the unamortized loan fees related to the Term Loan. As of December 31, 2009, the fair value of the Term Loan was $337.1 million. On June 30, 2008, the Company entered into an amendment to its term loan credit agreement. As a result of such amendment, the Company recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred prior to such amendment.

2007 Revolving Credit Agreement.  The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash and cash equivalents, trade accounts receivable, and inventory, can be used to refinance existing indebtedness of the Company and its subsidiaries, to finance working capital and capital expenditures and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. As of December 31, 2009, the gross availability under the 2007 Revolving Credit Agreement was $658.3 million determined based on an advance rate formula tied to our accounts receivable and inventory levels. As of December 31, 2009, the Company had net availability under the 2007 Revolving Credit Agreement of $305.6 million due to $302.7 million in letters of credit outstanding and $50.0 million in outstanding direct borrowings. The average interest rates under the 2007 Revolving Credit Agreement for 2009 and 2008 were 5.20% and 6.58%, respectively. At December 31, 2009, the interest rate under the 2007 Revolving Credit Agreement was 6.25%. The Company amended the 2007 Revolving Credit Agreement during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. The Company incurred $5.6 million in fees related to these amendments.

As a result of the 2009 fourth quarter amendment, the Company’s 2007 Revolving Credit Agreement requires a structure mandating that all receipts be swept daily to reduce borrowings outstanding under the 2007 Revolving Credit Agreement. This arrangement, combined with the existence of a material adverse change clause in the 2007 Revolving Credit Agreement, requires the classification of outstanding borrowings under the 2007 Revolving Credit Agreement as a current liability. This structure became effective during March 2010.

Guarantors of the Term Loan and the Revolving Credit Agreement.  The Term Loan and the 2007 Revolving Credit Agreement (together, the “Agreements”) are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.

Certain Covenants in Agreements.  The Agreements contain certain covenants, including limitations on debt, investments, and dividends, and financial covenants relating to minimum interest coverage, maximum leverage, and minimum EBITDA. Pursuant to the Agreements, the Company agreed not to pay cash dividends on its common stock until after December 31, 2009. The Company was in compliance with all applicable covenants set forth in the Agreements at December 31, 2009. The following table sets forth the more significant financial covenants on

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum consolidated EBITDA, minimum consolidated interest coverage (as defined therein), and maximum consolidated leverage (as defined therein) by quarter:

Minimum
	Minimum	Consolidated	Maximum
	Consolidated	Interest	Consolidated
Fiscal Quarter Ending	EBITDA	Coverage Ratio	Leverage Ratio
(In thousands)

December 31, 2009	$ N/A	1.25 to 1.00	6.75 to 1.00
March 31, 2010(1)	5,000	N/A	N/A
June 30, 2010(1)	80,000	1.00 to 1.00	N/A
September 30, 2010(1)	140,000	1.25 to 1.00	N/A
December 31, 2010	N/A	1.50 to 1.00	5.25 to 1.00
March 31, 2011	N/A	1.50 to 1.00	5.25 to 1.00
June 30, 2011	N/A	2.00 to 1.00	4.50 to 1.00

(1)	Minimum consolidated EBITDA is for the three, six, and nine months ending March 31, June 30, and September 30, 2010, respectively.

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

Letters of Credit

The 2007 Revolving Credit Agreement provides for the issuance of letters of credit. The Company issues and cancels letters of credit on a periodic basis depending upon its needs. At December 31, 2009, there were $302.7 million of irrevocable letters of credit outstanding, primarily issued to crude oil suppliers under the 2007 Revolving Credit Agreement.

15.	Income Taxes

The following is an analysis of the Company’s consolidated income tax (benefit) expense for the years ended December 31, 2009, 2008, and 2007:

	December 31,
	2009	2008	2007
		(In thousands)

Current:
Federal	$20,387	$4,744	$91,373
State	2,395	1,365	8,263

Total current	22,782	6,109	99,636

Deferred:
Federal	(53,704)	16,627	1,181
State	(9,661)	(2,512)	1,075

Total deferred	(63,365)	14,115	2,256

Provision for income taxes	$(40,583)	$20,224	$101,892

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received refunds of $7.2 million and $51.1 million in income taxes for 2009 and 2008, respectively and paid $160.7 million in income taxes for 2007. The following is a reconciliation of total income tax (benefit) expense to income taxes computed by applying the statutory federal income tax rate (35%) to income (loss) before income tax (benefit) expense for the years ended December 31, 2009, 2008, and 2007:

	December 31,
	2009	2008	2007
		(In thousands)

Tax computed at the federal statutory rate	$(136,921)	$29,547	$119,176
State income taxes, net of federal tax benefit	(6,261)	(476)	5,613
Goodwill impairment loss	104,843	—	—
Federal tax credit for production of ultra low sulfur diesel	(4,601)	(6,787)	(16,657)
Manufacturing activities deduction	—	—	(5,993)
Other, net	2,357	(2,060)	(247)

Total income tax (benefit) expense	$(40,583)	$20,224	$101,892

The effective tax rate for 2009 was 44.3%, excluding the effect of the non-deductible goodwill impairment of $299.6 million, as compared to the Federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel.

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

The Company adopted the provisions of FASC 740 related to accounting for uncertainties in income taxes effective January 1, 2007. FASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. As of January 1, 2009, the Company did not believe it had any tax positions that met the criterion for derecognition of tax benefits. As a result of the Giant acquisition on May 31, 2007, the Company recorded a liability of $5.2 million for unrecognized tax benefits, of which $0.5 million would affect the Company’s effective tax rate if recognized. As of December 31, 2008, the Company had accrued $0.4 million in its Consolidated Balance Sheets for interest and penalties.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for tax years ended December 31, 2006 and May 31, 2007. The May 31, 2007 tax return is the final tax return for the legacy Giant entities. The Company concluded the 2005 exam and resumed the 2006 exam during the third quarter of 2009. The Company continues to work with the IRS to expedite the conclusion of the 2006 and 2007 examinations. The Company does not believe the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations upon conclusion. While the Company does not believe the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations, the timing and results of any final determination remain uncertain.

Based on the results of the examination of the Company’s 2005 federal income tax return, the Company’s uncertain tax positions were settled favorably. Accordingly, $6.3 million in estimated liabilities related to the Company’s uncertain tax positions were reversed during the third quarter of 2009, including $0.5 million that affected the Company’s effective tax rate and $0.4 million for interest and penalties. As of December 31, 2009, the Company had no unrecognized tax benefits.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of unrecognized tax benefits for December 31, 2009, 2008, and 2007:

	December 31,
	2009	2008	2007
	(In thousands)

Unrecognized tax benefits at the beginning of year	$5,898	$5,165	$—
Increases (decreases) related to current year tax positions	—	—	5,165
Increases (decreases) related to prior year tax positions	—	3,930	—
Decreases related to settlements with taxing authorities	(5,898)	—	—
Decreases resulting from the expiration of the statute of limitations	—	(3,197)	—

Unrecognized tax benefits at end of year	$—	$5,898	$5,165

The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. The Company recognized no interest or penalties related to uncertain tax positions for the years ended December 31, 2009 and 2008. As a result of the Giant acquisition, the Company recorded a liability of $5.2 million for unrecognized tax benefits in 2007. The tax years 2005-2009 remain open to examination by the major tax jurisdictions (primarily U.S. Federal, Texas, Virginia, Maryland, New Mexico, Arizona, and California) to which the Company is subject.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	As of December 31,
	2009			2008
	Assets	Liabilities	Net	Assets	Liabilities	Net
	(In thousands)

Current deferred taxes
Inventories	$—	$(50,625)	$(50,625)	$—	$(47,330)	$(47,330)
Stock-based compensation	1,176	—	1,176	1,332	—	1,332
Other current, net	3,798	—	3,798	1,934	—	1,934

Current deferred taxes	$4,974	$(50,625)	$(45,651)	$3,266	$(47,330)	$(44,064)

Noncurrent deferred taxes
Property, plant, and equipment	$—	$(438,939)	$(438,939)	$—	$(417,778)	$(417,778)
Intangible assets	—	(10,382)	(10,382)	—	(26,713)	(26,713)
Pension obligations	4,536	—	4,536	14,237	—	14,237
Postretirement obligations	3,405	—	3,405	3,326	—	3,326
Debt discount	—	(20,883)	(20,883)	—	—	—
Environmental and retirement obligations	8,324	—	8,324	9,807	—	9,807
Other noncurrent, net	—	5,023	5,023	—	(4,075)	(4,075)
Net operating loss and tax credit carryforwards	57,568	—	57,568	70,671	—	70,671

Noncurrent deferred taxes	73,833	(465,181)	(391,348)	98,041	(448,566)	(350,525)

Total deferred taxes	$78,807	$(515,806)	$(436,999)	$101,307	$(495,896)	$(394,589)

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the Company had the following credits and net operating loss (“NOL”) carryforwards:

Type of Credit	Gross Amount	Tax Effected Amount	Expiration
	(In thousands)

Alternative Minimum Tax credit	$—	$(28,803)	No Expiration
General Business Credit carryforwards	—	(13,588)	2028 - 2029
Federal NOL carryforwards	—	—	2028
State NOL carryforwards:
Arizona and New Mexico	(149,893)	(3,252)	2013
Arizona and New Mexico	(19,071)	(300)	2014
Virginia and Maryland	(14,401)	(550)	2023
Virginia and Maryland	(636)	(24)	2024
Virginia and Maryland	(34,729)	(1,326)	2026
Virginia and Maryland	(59,277)	(2,263)	2027
Virginia and Maryland	(64,444)	(2,460)	2028
Virginia and Maryland	(131,009)	(5,002)	2029

Total state NOL carryforwards	(473,460)	(15,177)

Total Credits and NOLs	$(473,460)	$(57,568)

In accordance with FASC 740, deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets can be affected by, among other things, future company performance and market conditions. In making the determination of whether or not a valuation allowance was required, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered the overall business environment, historical earnings, and the outlook for future years. The Company performed this analysis as of December 31, 2009, and determined that there was sufficient positive evidence to conclude that it is more likely than not that its net deferred tax assets will be realized. The Company assesses the need for a deferred tax asset valuation allowance on an ongoing basis.

16.	Retirement Plans

The Company accounts for its retirement plans in accordance with FASC 715, Compensation — Retirement Benefits (“FASC 715”), which requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Management believes that recent declines in the market values of plan assets will not have a significant short or long-term effect on the Company’s obligations under the plans.

Pensions

In connection with the negotiation of a collective bargaining agreement covering employees of the El Paso refinery during the second quarter of 2009, the Company terminated the defined benefit plan covering certain El Paso refinery employees. This termination is subject to regulatory approval, which may take several months. Through January 2010, the Company had distributed $17.5 million and $3.8 million in 2009 and 2010, respectively, from plan assets to plan participants as a result of the termination agreement with an approximate $2.2 million obligation remaining to be paid out under the agreement. Distributions made were in accordance with the termination agreement. The termination resulted in reductions to the related pension obligation of $24.3 million and $25.1 million to other comprehensive loss in 2009.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth significant information about the Company’s pension plans for certain El Paso and Yorktown refinery employees. The reconciliation of the benefit obligation, plan assets, funded status, and significant assumptions are based upon an annual measurement date of December 31:

	As of December 31,
	2009	2008
	(In thousands)

Benefit obligation at beginning of the year	$66,122	$52,446
Service cost	2,476	4,030
Interest cost	2,415	3,283
Benefits paid	(653)	(1,189)
Termination benefits paid	(17,463)	—
Actuarial (gain) / loss	(17,982)	7,552
Plan amendments	(6,729)	—

Benefit obligation at end of year	$28,186	$66,122

Fair value of plan assets at beginning of year	$24,820	$21,561
Company contribution	4,786	13,333
Actual return on plan assets	4,483	(8,885)
Benefits paid	(653)	(1,189)
Termination benefits paid	(17,463)	—

Fair value of plan assets at end of year	$15,973	$24,820

Current liabilities	$(3,015)	$—
Noncurrent liabilities	(9,198)	(41,302)

Unfunded status recognized in the Consolidated Balance Sheets	$(12,213)	$(41,302)

Accumulated benefit obligation	$26,666	$41,582

The fair values of benefit plan assets as of December 31, 2009 were as follows:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

Mutual funds:
Growth	$2,327	$—	$—	$2,327
International	2,580	—	—	2,580
Domestic	5,659	—	—	5,659
Corporate debt instruments	3,967	—	—	3,967
Cash and cash equivalents	1,440	—	—	1,440

Total	$15,973	$—	$—	$15,973

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net periodic benefit cost includes:
Service cost	$2,476	$4,030	$3,295
Interest cost	2,415	3,283	2,409
Expected return on assets	(2,609)	(1,984)	(1,035)
Recognized net actuarial loss	156	814	788
Recognized curtailment (gain) / loss	285	—	(869)

Net periodic benefit cost	$2,723	$6,143	$4,588

Pre-tax unrecognized net loss included in accumulated other comprehensive loss at beginning of the year	$30,150	$12,544	$13,586
Net actuarial (gain) / loss	(26,871)	18,420	(204)
Amortization of net actuarial gain / (loss)	(156)	(814)	(838)

Pre-tax unrecognized net loss included in accumulated other comprehensive loss at end of year	$3,123	$30,150	$12,544

	Year Ended December 31,
	2009	2008	2007

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.37%	5.78%	6.26%
Rate of compensation increase(1)	3.50%	3.50%	3.31%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.80%	6.30%	5.93%
Expected long-term return on assets	8.50%	7.15%	7.45%
Rate of compensation increase(1)	3.50%	3.39%	3.23%

(1)	2009 Rate of compensation increase percentage applies to Yorktown pension plan and is not applicable to the El Paso plan assets.

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

The primary investment strategy is the security and long-term stability of plan assets, combined with moderate growth that corresponds to participants’ anticipated retirement dates. Investments should also provide for sufficient liquid assets to allow the plan to make distributions on short notice to participants who have died or become disabled and are entitled to benefits. The Company’s investment policy is reviewed from time to time to ensure consistency with its objectives. Pension plan assets for the Yorktown refinery at December 31, 2009, were held directly in or through various funds that invest in equity securities (70.7%), debt securities (26.6%) and other investments (2.7%), which is consistent with the target allocations of 70% equity securities and 30% debt securities. Plan assets for the El Paso refinery have been moved into cash equivalents and the Company’s expected long-term rate of return on

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets assumption has been lowered to 1.7% in anticipation of the full termination of this plan. Equity securities held in the plans’ assets portfolio do not include any of the Company’s common stock or debt. In 2009, the Company contributed $1.6 million for the pension plan covering certain El Paso refinery employees and $3.2 million to its pension plan for the Yorktown refinery. In 2010, the Company expects to contribute $1.6 million to its pension plan for the Yorktown refinery and expects to fund approximately $4.0 million to complete the termination of its pension plan for the El Paso refinery.

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

The Company expects to recognize in other comprehensive income approximately $1.7 million of net periodic benefit cost related to the amortization of actuarial loss during 2010.

The following benefit payments, which reflect future service, are expected to be paid in the year indicated:

Pension
Benefits
(In thousands)

2010	$5,829
2011	1,935
2012	2,146
2013	2,456
2014	2,586
2015-2019	11,832

Postretirement Obligations

The following tables set forth significant information about the Company’s retiree medical plans for certain El Paso and Yorktown employees. Unlike the pension plans, the Company is not required to fund the retiree medical plans on an annual basis. Based on an annual measurement date of December 31, and discount rates of 5.92% and 5.75% at December 31, 2009 and 2008, respectively, to determine the benefit obligation, the components of the postretirement obligation were:

	As of December 31,
	2009	2008
	(In thousands)

Benefit obligation at beginning of the year	$8,396	$7,306
Service cost	511	416
Interest cost	442	456
Actuarial (gain) / loss	(821)	252
Benefits paid	(42)	(34)

Benefit obligation at end of year	$8,486	$8,396

Unfunded status	$(8,486)	$(8,396)

Current liabilities	$(78)	$(80)
Noncurrent liabilities	(8,408)	(8,316)

Unfunded status recognized in the Consolidated Balance Sheets	$(8,486)	$(8,396)

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Net periodic benefit cost includes:
Service cost	$511	$416	$228
Interest cost	442	456	305
Amortization of net (gain) / loss	(11)	(1)	(128)

Net periodic benefit cost	$942	$871	$405

Pre-tax unrecognized net gain included in accumulated other comprehensive income at beginning of the year	$(49)	$(302)	$—
Net actuarial (gain)/loss	(821)	252	(302)
Amortization of net actuarial gain/(loss)	11	1	—

Pre-tax unrecognized net gain included in accumulated other comprehensive income at end of year	$(859)	$(49)	$(302)

The weighted-average discount rates used to determine net periodic benefit costs were 5.75%, 6.55%, and 6.41%, for 2009, 2008, and 2007, respectively. The following benefits payments are expected to be paid in the year indicated:

Postretirement
Benefits
(In thousands)

2010	$81
2011	112
2012	156
2013	225
2014	297
2015-2019	2,742

The health care cost trend rate for the plan covering El Paso employees for 2010 and future years is capped at 4.0%. The health care cost trend rate for the plan covering Yorktown employees for 2010 is 9.0% trending to 4.5% in 2015. A 1%-point change in the assumed health care cost trend rate for both plans will have the following effect:

	1%-point
	Increase(1)	Decrease
	(In thousands)

Effect on total service cost and interest cost	$52	$(71)
Effect on accumulated benefit obligation	353	(559)

(1)	There is no impact for a 1%-point increase in the El Paso plan because the plan covers up to a 4% increase per year. Any increase in health care costs in excess of 4% is absorbed by the participant.

Defined Contribution Plans and Deferred Compensation Plan

The Company sponsors a 401(k) defined contribution plan that resulted from the merger of legacy Western and Giant 401(k) defined contribution plans, effective January 1, 2009. Under the merged plan, participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. The Company will match participant contributions to the merged plan subject to certain limitations and a per participant maximum contribution. For each 1% of eligible compensation contributed by the participant throughout the year

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2009, the Company matched 2% up to a maximum of 8% of eligible compensation, provided the participant had a minimum of one year of service with the Company. Beginning January 1, 2010, for each 1% of eligible compensation contributed by the participant, the Company will match 1% up to a maximum of 4% of eligible compensation, provided the participant has a minimum of one year of service with the Company. The Company expensed $8.9 million in connection with this plan for the year ended December 31, 2009. For the predecessor plans, the Company expensed $9.1 million and $6.7 million for the years ended December 31, 2008 and 2007, respectively.

Prior to the merger of the plans, the legacy Western plan provided for a match of 8% of the participant’s eligible compensation provided the Western participant had contributed a minimum of 2% of their eligible compensation. The legacy Giant plan provided for a match of the employee’s contributions up to 8% of eligible compensation at a 2 to 1 ratio of the percentage of eligible compensation contributed by the Giant employee. Both plans had one year minimum service requirements.

As a result of the Giant acquisition, the Company assumed a deferred compensation plan that was later terminated in December 2007. The participant obligations of $2.0 million were paid out in January 2008. For the period June 1, 2007 to December 31, 2007, the Company expensed $0.2 million in connection with this plan.

17.	Crude Oil and Refined Product Risk Management

The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During 2009, 2008, and 2007, the Company entered into net forward, fixed-price contracts to physically receive and deliver crude oil which qualify as normal purchases and normal sales and that are exempt from the reporting requirements of FASC 815.

The Company also uses crude oil and refined products futures, swap contracts or options to mitigate the change in value for a portion of its volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and these contracts are net settled with cash. The Company elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. The contract fair value is reflected on the Consolidated Balance Sheets and the related net gain or loss is recorded as a gain (loss) from derivative activities in the Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end. At December 31, 2009, the Company had open commodity derivative instruments consisting of crude oil futures and finished products price swaps on 268,000 barrels primarily to protect the value of certain crude oil, finished product, and blendstock inventories for the first quarter of 2010. The Company realized a $21.7 million net loss from derivative activities on matured contracts during 2009. The fair value of the outstanding contracts at December 31, 2009, was a net unrealized loss of $1.5 million, which was included in current liabilities. The Company did not record an unrealized gain or loss on open positions at December 31, 2008, since the fair value equaled the trade price on these swaps. The Company realized an $11.4 million net gain from derivative contracts during 2008. The fair value of the outstanding contracts at December 31, 2007, was a net unrealized loss of $5.2 million, of which $0.5 million was in current assets and $5.7 million in current liabilities. The Company realized a $3.3 million net loss from derivative activities on matured contracts during 2007.

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

In January 2009, the Company adopted the provisions of FASC 718, Compensation — Stock Compensation (“FASC 718”), related to specific accounting requirements for realized income tax benefits from dividends. FASC 718 requires that a realized income tax benefit from dividends or dividend equivalents that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. The adoption of these provisions did not have an impact on the Company’s financial position or results of operations during 2009.

The Company recorded stock compensation expense of $4.7 million for the year ended December 31, 2009, of which $1.1 million was included in direct operating expenses and $3.6 million in selling, general and administrative expenses. The tax deficiency related to the shares that vested during the year ended December 31, 2009, was $1.1 million using a statutory blended rate of 37.17%. The aggregate fair value at the grant date of the shares that vested during the year ended December 31, 2009, was $5.1 million. The related aggregate intrinsic value of these shares was $3.0 million at the vesting date.

The Company recorded stock compensation expense of $7.7 million for the year ended December 31, 2008, of which $1.3 million was included in direct operating expenses and $6.4 million in selling, general and administrative expenses. The tax deficiency related to the shares that vested during the year ended December 31, 2008, was $1.7 million using a statutory blended rate of 37.17%. The aggregate fair value at the grant date of the shares that vested during the year ended December 31, 2008, was $6.7 million. The related aggregate intrinsic value of these shares was $4.7 million at the vesting date.

The Company recorded stock compensation expense of $16.8 million for the year ended December 31, 2007, of which $1.0 million was included in direct operating expenses and $15.8 million in selling, general and administrative expenses. The tax benefit related to these expenses was $6.0 million using a statutory blended rate of 35.7%. The aggregate fair value at the grant date of the shares that vested during the year ended December 31, 2007, was $17.1 million. The related aggregate intrinsic value of these shares was $40.7 million at the vesting date.

As of December 31, 2009, there were 794,679 shares of restricted stock outstanding with an aggregate fair value at grant date of $10.1 million and an aggregate intrinsic value of $3.7 million. The compensation cost of nonvested awards not recognized as of December 31, 2009, was $6.9 million, which will be recognized over a

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average period of approximately 1.8 years. The following table summarizes the Company’s restricted stock activity for the years ended December 31, 2009, 2008, and 2007:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value

Nonvested at December 31, 2006	1,349,009	$17.34
Awards granted	161,660	37.50
Awards vested	(997,407)	17.19
Awards forfeited	(6,700)	21.83

Nonvested at December 31, 2007	506,562	23.36
Awards granted	410,826	13.56
Awards vested	(321,862)	20.74
Awards forfeited	(1,266)	32.36

Nonvested at December 31, 2008	594,260	18.55
Awards granted	509,210	10.39
Awards vested	(261,723)	19.54
Awards forfeited	(47,068)	23.12

Nonvested at December 31, 2009	794,679	12.72

The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of December 31, 2009, there were 1,959,604 shares of common stock reserved for future grants under this plan.

19.	Stockholders’ Equity

On January 24, 2006, the Company completed an initial public offering of 18,750,000 shares of its common stock at an aggregate offering price of $318.8 million. The Company received approximately $297.2 million in net proceeds from the initial public offering.

On June 10, 2009, the Company issued an additional 20,000,000 shares of its common stock, par value $0.01 per share at an aggregate offering price of $180.0 million. The net proceeds of this issuance were $170.4 million, net of underwriting discounts of $9.0 million and $0.6 million in issuance costs related to this offering. In addition, during June and July 2009, the Company issued and sold $215.5 million in Convertible Senior Notes and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. The proceeds of these issuances were used to repay a portion of the outstanding indebtedness under the Company’s Term Loan.

The Company makes repurchases of its common stock to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive plan. During 2009, 2008, and 2007, the Company repurchased 51,103, 80,668, and 355,066 shares, respectively. The aggregate cost paid for these shares was $0.6 million, $1.2 million, and $14.6 million for 2009, 2008, and 2007, respectively. These repurchases were recorded as treasury stock.

The Company paid $8.2 million and $13.6 million in dividends for the years of 2008 and 2007, respectively. On June 30, 2008, as part of the amendment to its credit facilities, the Company agreed not to declare or pay cash dividends to its common stockholders until after December 31, 2009; accordingly, no dividends were declared or paid during 2009.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Earnings Per Share

On January 1, 2009, the Company adopted the provisions of FASC 260, Earnings per Share (“FASC 260”), related to the accounting treatment of certain participating securities for the purpose of determining earnings per share. FASC 260 addresses unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 18, “Stock-Based Compensation,” the Company has granted shares of restricted stock to certain employees and outside directors of the Company. Although ownership of these shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. As a result of the adoption of provisions of FASC 260 related to participating securities, the Company applied the two-class method to determine its earnings per share for all periods presented. The Company’s Convertible Senior Notes, although potentially dilutive, were not included in the Company’s computation of diluted loss per share for the year ended December 31, 2009.

The computation of basic and diluted earnings per share under the two-class method is presented below:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Basic earnings (loss) per share:
Net income (loss)	$(350,621)	$64,197	$238,611
Distributed earnings	—	(8,182)	(13,633)
Income allocated to participating securities	—	(467)	(3,285)

Undistributed income (loss) available to common shareholders	$(350,621)	$55,548	$221,693

Weighted-average number of common shares outstanding:
Basic and dilutive number of common shares outstanding	79,163	67,715	67,180
Distributed earnings per share	$—	$0.12	$0.20
Undistributed earnings (loss) per share	(4.43)	0.82	3.30

Basic and diluted earnings (loss) per common share(1)	$(4.43)	$0.94	$3.50

(1)	The impact of the adoption of the provisions related to participating securities on previously reported earnings per share is as follows:

	Year Ended December 31,
	2008	2007

Previously reported basic earnings per share	$0.95	$3.55
Basic earnings per share as revised	0.94	3.50
Previously reported diluted earnings per share	0.95	3.53
Diluted earnings per share as revised	0.94	3.50

21.	Related Party Transactions

Effective May 1, 2009, the non-exclusive aircraft lease with an entity controlled by the Company’s majority stockholder was terminated by the Company and as a result, it no longer operates a private aircraft. The hourly rental payment was $1,775 per flight hour and the Company was responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company was reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company had a policy requiring that its officers deposit in advance of any personal use of the aircraft an amount equal to three

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months of anticipated expenses for the use of the aircraft. The following table summarizes the total costs incurred for the lease of the aircraft for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
	2009	2008	2007
		(In thousands)

Lease payments	$181	$601	$627
Operating and maintenance expenses	456	1,313	1,352
Reimbursed by officers	(321)	(561)	(522)

Total costs	$316	$1,353	$1,457

The Company sells refined products to Transmountain Oil Company, L.C. (“Transmountain”), a refined products distributor in the El Paso area. An entity controlled by the Company’s majority stockholder acquired a 61.1% interest in Transmountain on June 30, 2004, and acquired the remaining interest in February 2008. On November 18, 2008, Transmountain was sold to another entity and is no longer a related party to the Company. All accounts receivable were assumed by the third party on that date. Sales to Transmountain for the period from January 1 through November 18, 2008 and for the year ended December 31, 2007, were $80.9 million and $59.0 million, respectively.

The Company had entered into a lease agreement with Transmountain, pursuant to which Transmountain leased certain office space from the Company. The lease commenced on December 1, 2005, for a period of ten years and contained two five-year renewal options. The lease was assumed by a third party as of November 18, 2008, and was subsequently terminated in March 2009. The monthly base rental was $6,800. Rental payments received from Transmountain were $81,600 for the years ended December 31, 2008 and 2007.

22.	Contingencies

Environmental Matters

Like other petroleum refiners, the Company’s operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. The Company’s policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.

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

Environmental remediation accruals are recorded in the current and long-term sections of the Company’s Consolidated Balance Sheets, according to their nature. As of December 31, 2009, the Company had environmental liability accruals of approximately $28.6 million, of which $8.0 million is in accrued liabilities. These liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%. Approximately $1.3 million of environmental liabilities accrued at December 31, 2009, have not been discounted. As of December 31, 2008, the Company had environmental liability accruals of approximately $31.7 million, of which $9.6 million was in accrued liabilities. As of December 31, 2009, the unescalated, undiscounted environmental reserve related to these liabilities totaled $34.0 million, leaving $6.8 million to be accreted over time.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the Company’s environmental liability accruals:

	December 31,	Increase		December 31,
	2008	(Decrease)	Payments	2009
		(In thousands)

Yorktown refinery	$25,926	$(1,615)	$(1,856)	$22,455
Four Corners and other	5,757	1,730	(1,354)	6,133

Totals	$31,683	$(115)	$(3,210)	$28,588

The following table summarizes the Company’s undiscounted estimated cash flows for accrued remediation liabilities for each of the next five years and in the aggregate thereafter (in thousands):

2010	$8,341
2011	13,071
2012	1,152
2013	644
2014	643
2015 and thereafter	10,242

El Paso Refinery

The groundwater and certain solid waste management units and other areas at and adjacent to the El Paso refinery have been impacted by prior spills, releases, and discharges of petroleum or hazardous substances and are currently undergoing remediation by the Company and Chevron Products Company (“Chevron”) pursuant to certain agreed administrative orders with the Texas Commission on Environmental Quality (“TCEQ”). Pursuant to the Company’s purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate their solid waste management units in accordance with its Resource Conservation Recovery Act (“RCRA”) permit, which Chevron has fulfilled. Chevron also retained liability for, and control of, certain groundwater remediation responsibilities, which are ongoing.

In May 2000, the Company entered into an Agreed Order with the Texas Natural Resources Conservation Commission, now known as the TCEQ, for remediation of the south side of the El Paso refinery property. In August 2000, the Company purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which the Company expensed in 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. In addition, under a settlement agreement with the Company, a subsidiary of Chevron is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but that exceed the $20 million threshold. Under the policy, environmental costs outside the scope of the Agreed Order are covered up to $20 million and require payment by the Company of a deductible of $0.1 million per incident as well as any costs that exceed the covered limits of the insurance policy.

The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. In May 2008, the EPA and the Company agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit (“FCCU”) and heaters and boilers that the Company expects will ultimately be

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incorporated into a final settlement agreement between the Company and the EPA. Based on current negotiations and information, the Company estimates the total capital expenditures necessary to address the EPA Initiative issues would be approximately $60 million of which $38.6 million has already been expended; $15.2 million for the installation of a flare gas recovery system that was completed in 2007 and $23.4 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers was expended in 2008 and 2009. The Company estimates remaining expenditures of approximately $21.4 million for the NOx emission controls on heaters and boilers from 2010 through 2013. This $21.4 million amount has been included in the Company’s estimated capital expenditures for regulatory projects and could change depending upon the actual final settlement reached. The Company anticipates meeting the EPA Initiative NOx requirements for the FCCU using catalyst additives and therefore does not expect additional capital expenditures related to the EPA Initiative NOx requirements for the FCCU.

The Company received a proposed draft settlement agreement from the EPA in April 2009. In August 2009, the EPA proposed a penalty of $1.5 million. As of December 31, 2009, the Company had accrued $1.5 million as a penalty for this matter. As of March 5, 2010, a final settlement between the Company and the EPA relating to this matter is still pending.

In March 2008, the TCEQ had notified the Company that it would be presenting the Company with a proposed Agreed Order regarding six excess air emission incidents that occurred at the El Paso refinery during 2007 and early 2008. While at this time it is not known precisely how or when the Agreed Order may affect the Company, the Company may be required to implement corrective action under the Agreed Order and may be assessed penalties. The Company does not expect any penalties or corrective action requested to have a material adverse effect on its business, financial condition, or results of operations or that any penalties assessed or increased costs associated with the corrective action will be material.

Yorktown Refinery

Yorktown 1991 and 2006 Orders.  Giant and a subsidiary company, assumed certain liabilities and obligations in connection with the 2002 purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively “BP”). BP, however, agreed to reimburse Giant for all losses that were caused by or related to property damage caused by, or any environmental remediation required due to, a violation of environmental, health, and safety laws during BP’s operation of the refinery, subject to certain limitations. BP’s liability for reimbursement was limited to $35 million. During 2007, in response to the first claim requesting reimbursement from BP, the Company received a letter from BP disputing indemnification for these costs. In the related lawsuit styled Western Refining Yorktown, Inc. f/k/a Giant Yorktown, Inc. v. BP Corporation North America, Inc. and BP Products North America, Inc., all claims and counterclaims were voluntarily dismissed with prejudice in 2009 by mutual agreement of the parties.

In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant will implement a clean-up plan for the refinery. Following the acquisition of Giant, the Company completed the first phase of the plan and is in the process of negotiating revisions with the EPA for the remainder of the clean-up plan.

The Company currently estimates that total remediation expenditures associated with the EPA order are approximately $41.7 million. The discounted value of this liability assumed from Giant on May 31, 2007, was $35.5 million. Through December 2009, the Company has expended $19.3 million, $5.6 million of which was prior to the Giant acquisition related to the EPA order. The Company anticipates approximately $19.1 million in additional expenditures during 2010 and 2011, and is currently evaluating revised designs and specifications of its soil clean-up plan to implement the EPA Order. If determined to be feasible, and upon receiving EPA approval, these changes could result in reductions to the cost estimates.

Yorktown 2002 Amended Consent Decree.  In May 2002, Giant acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree among various parties covering many locations (the “Consent Decree”) entered in August 2001 under the EPA Initiative. Parties to the Consent

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of NOx, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. The Company does not expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator on the FCCU and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. The Company estimates additional capital expenditures of approximately $5 million to complete implementation of the Consent Decree requirements. The schedule for project implementation has not been defined. The Company does not expect completing the requirements of the Consent Decree will result in material increased operating costs, nor does it expect the completion of these requirements to have a material adverse effect on its business, financial condition, or results of operations.

Yorktown EPA EPCRA Potential Enforcement Notice.  In January 2010, the EPA issued the Yorktown refinery a notice to “show cause” why the EPA should not bring an enforcement action pursuant to the notification requirements under the Emergency Planning and Community Right-to-Know Act related to two separate flaring events that occurred in 2007 prior to the Company’s acquisition of Giant. The EPA has proposed a total penalty of $0.3 million provided the Company reaches a settlement with the EPA by May 13, 2010. The Company anticipates reaching a settlement with the EPA, and submitted its response on March 4, 2010. The Company does not expect any penalties, corrective action, or other associated settlement costs related to this Notice to have a material adverse effect on its business, financial condition, or results of operations.

Four Corners Refineries

Four Corners 2005 Consent Agreements.  In July 2005, as part of the EPA Initiative, Giant reached an administrative settlement with the New Mexico Environment Department (“NMED”) and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico (“the 2005 NMED Agreement”). In January 2009, the Company and the NMED agreed to an amendment of the 2005 administrative settlement with the NMED (“the 2009 NMED Amendment”), which altered certain deadlines and allowed for alternative air pollution controls.

In late November 2009, the Company indefinitely suspended refining operations at the Bloomfield refinery. The Company currently operates the site as a products distribution terminal and crude storage facility. Bloomfield continues to use some of the refinery equipment to support the terminal and to store crude for the Gallup refinery. The Company has begun negotiations with the NMED to revise the 2009 NMED Amendment to reflect the indefinite suspension.

Based on current information and the 2009 NMED Amendment, and favorably negotiating a revision to reflect the indefinite suspension of refining operations at the Bloomfield refinery, the Company estimates the total remaining capital expenditures that may be required pursuant to the 2009 NMED Amendment would be approximately $15 million and will occur primarily from 2010 through 2012. These capital expenditures will primarily be for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx, and particulate matter from the refineries. The 2009 NMED Amendment also provided for a $2.3 million penalty of which $0.3 million was paid to fund a Supplemental Environmental Project (“SEP”) prior to the third quarter of 2009. The remaining penalty of $2.0 million is to be paid to fund a separate SEP in the State of New Mexico. The Company submitted proposed projects to the NMED in April 2009 for the remainder of the penalty and in October 2009, the NMED accepted one of the Company’s proposed projects. The schedule of payments of the remaining penalty requires three equal payments of $0.7 million. The Company made the first payment in November 2009, the second payment in early March 2010, and is required to make the remaining payment by September 1, 2010. The second and third payments were included in accrued liabilities at December 31, 2009. The Company does not expect implementation of the

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements in the 2005 NMED Agreement and the associated 2009 NMED Amendment will result in any soil or groundwater remediation or clean-up costs.

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

The order recognizes that prior work satisfactorily completed may fulfill some of the foregoing requirements. In that regard, the Company has already put in place some remediation measures with the approval of the NMED and New Mexico Oil Conservation Division.

Based on current information, the Company estimates a remaining undiscounted cost of $4.2 million for implementing the investigation and interim measures of the order. The Company has recorded a liability of $2.3 million, of which $1.2 million is discounted, relating to the investigation and interim measures of the final order implementation costs. As of December 31, 2009, the Company had expended $0.9 million to implement the order.

Gallup 2007 RCRA Inspection.  In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. In February 2009, the Company met with representatives from the EPA Region 6 and the NMED to discuss the inspection. In April 2009, the Company received a draft settlement and a proposed corrective action from the EPA and, during the first quarter of 2009, accrued $0.7 million for a proposed penalty related to this matter. The Company reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009 pursuant to the final settlement. The Company does not expect implementation of the requirements in the final settlement will result in any soil or groundwater remediation or clean-up costs. Based on current information, the Company estimates capital expenditures of approximately $8.9 million to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement.

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

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the acquisition of Giant, certain of the subsidiaries of the Company were defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida, and New Mexico. The Company and its subsidiaries have reached settlement agreements regarding most of these lawsuits, including the New Mexico suit. After these settlement agreements, there are currently a total of twelve lawsuits pending in New York, New Hampshire, and New Jersey. The settlements referenced above were not material individually or in the aggregate to the Company’s business, financial condition, or results of operations.

Western has also been named as a defendant in a lawsuit filed by the State of New Jersey related to MTBE. Western has never done business in New Jersey and has never sold any products in that state or that could have reached that state. Western has been dismissed from this lawsuit.

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

In April 2003, the Company received a payment of reparations in the amount of $6.8 million from a pipeline company as ordered by the Federal Energy Regulatory Commission (“FERC”). Following judicial review of the FERC order, as well as a series of other orders, the pipeline company made a Compliance Filing in March 2008, in which it asserts it overpaid reparations to the Company in a total amount of $1.1 million and refunds in the amount of $0.7 million, including accrued interest through February 29, 2008, and that interest should continue to accrue on those amounts. In the February 2008 Compliance Filing, the pipeline company also indicated that in a separate FERC proceeding, it owes the Company an additional amount of reparations and refunds of $5.2 million including interest through February 29, 2008. While this amount is subject to adjustment upward or downward based on further orders of the FERC and on appeal, interest on the amount owed to the Company should continue to accrue until the pipeline company makes payment to the Company. On January 29, 2009, the FERC approved a settlement between the Company and the pipeline company regarding a Complaint proceeding the Company had brought related to pipeline tariffs it was being charged. Pursuant to this settlement, the Company received $3.1 million as a refund/settlement payment during the second quarter of 2009.

A subsidiary of the Company, Western Refining Yorktown, Inc. (“Western Yorktown”), declared force majeure under its crude oil supply agreement with Statoil Marketing & Trading (US) Inc. (“Statoil”) based on the effects of the Grane crude oil on its Yorktown refinery plant and equipment. Statoil filed a lawsuit against the subsidiary on March 28, 2008, in the Superior Court of Delaware in and for New Castle County. The parties have agreed to dismiss all claims and counterclaims with prejudice. Based on the terms of this settlement, the Company recorded a $20 million fourth quarter 2009 charge. We expect to pay $10 million of this settlement in March 2010 and another $10 million over a period of three years.

On February 25, 2008, a subsidiary of the Company that operates pipelines had Protests filed against its tariffs for its 16-inch pipeline running from Lynch, New Mexico to Bisti, New Mexico and connecting to Midland, Texas before the FERC by Resolute Natural Resources Company and Resolute Aneth, LLC (“Resolute”), the Navajo Nation and Navajo Nation Oil & Gas Company (“NNOG”). On March 7, 2008, the FERC dismissed these Protests. Resolute and NNOG then filed a request for reconsideration with the FERC, which the FERC denied confirming its earlier dismissal of these Protests. Resolute and NNOG have appealed this ruling to the United States Court of Appeals for the D.C. Circuit. After first requesting the D.C. Circuit dismiss their appeals, Resolute and NNOG are now attempting to pursue their appeals. The D.C. Circuit has now dismissed Resolute and NNOG’s appeal effectively terminating these Protests.

A lawsuit has been filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who allege the Bureau of Indian Affairs (“BIA”), acted improperly in approving certain rights-of-way on land allotted to

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the individual Plaintiffs by the Navajo Nation, Arizona, New Mexico, and Utah (“Navajo Nation”). The lawsuit names the Company and numerous other defendants (“Right-of-Way Defendants”), and seeks imposition of a constructive trust and asserts these Right-of-Way Defendants are in trespass on the Allottee’s lands. The Company disputes these claims and is defending itself accordingly.

In February 2009, subsidiaries of the Company, Western Refining Pipeline, Co. (“Western Pipeline”) and Western Refining Southwest, Inc. (“Western Southwest”) filed a Compliant at the FERC against TEPPCO Crude Pipeline, LLC (“TEPPCO Pipeline”) and TEPPCO Crude Oil, LLC (“TEPPCO Crude”) and collectively (“TEPPCO”), asserting violations of the Interstate Commerce Act and breaches of contracts between the parties including that TEPPCO Pipeline had wrongfully seized crude oil belonging to Western Southwest and wrongfully taken pipeline capacity lease payments from Western Pipeline in a cumulative amount in excess of $5 million. After filing this Complaint, Western Pipeline and Western Southwest gave TEPPCO Pipeline and TEPPCO Crude notification of termination of pipeline capacity lease agreements and a crude oil purchase agreement with TEPPCO Pipeline and TEPPCO Crude. FERC dismissed the Complaint on the basis that it does not have jurisdiction. Western Pipeline and Western Southwest requested the FERC to reconsider its dismissal and the FERC has denied this request for reconsideration. Western Pipeline and Western Southwest have appealed the FERC’s ruling to the United States Fifth Circuit Court of Appeals. After the initial FERC dismissal, TEPPCO Pipeline and TEPPCO Crude filed a lawsuit against Western Pipeline and Western Southwest in the Midland Texas District Court which alleges breach of contract and seeks damages in excess of $10 million. Western Pipeline and Western Southwest believe their termination of the contracts was appropriate and believe that TEPPCO owes Western compensation for the crude oil that TEPPCO wrongfully seized. Western intends to defend itself against TEPPCO’s claims accordingly.

Regarding the claims asserted against the Company referenced above, potentially applicable factual and legal issues have not been resolved, the Company has yet to determine if a liability is probable and the Company cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, the Company has not recorded a liability for these pending lawsuits.

Union Matters

As of December 31, 2009, the Company employed approximately 3,300 people, approximately 525 of whom were covered by collective bargaining agreements. The collective bargaining agreement at the Yorktown refinery was successfully renegotiated during 2009 and now has an expiration date of March 2012. In addition, in 2008 the Company successfully negotiated collective bargaining agreements covering employees at the Gallup and Bloomfield refineries that expire in 2011 and 2012, respectively. Although the collective bargaining agreement remains in force, the covered employees at the Bloomfield refinery were terminated in connection with the indefinite suspension of refining operations at the Bloomfield refinery during November 2009. The Company also successfully negotiated a new collective bargaining agreement covering employees at the El Paso refinery, renewing the collective bargaining agreement that expired in April 2009. The collective bargaining agreement covering the El Paso refinery employees expires in April 2012. While all of the Company’s collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event an Agreement expires. Accordingly, the Company may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on the Company’s business, financial condition, or results of operations.

Other Matters

Certain rights-of-way necessary for the Company’s crude oil pipeline system to deliver crude oil to its Four Corners refineries must be renewed periodically. One of these rights-of-way for the 16-inch pipeline owned by a subsidiary of the Company has expired but it is in the process of being renewed. Other of these rights-of-way expire

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the end of March 2010. The Company has been and currently is in negotiations with the Navajo Nation regarding the renewal of certain of these rights-of-way.

The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or cash flows.

23.	Concentration of Risk

Significant Customers

The Company sells a variety of refined products to a diverse customer base. No customer accounted for more than 10% of consolidated net sales in 2009 or 2008. Chevron accounted for 10.8% of consolidated net sales in 2007.

Sales by Product

All sales were domestic sales in the United States, except for sales of gasoline and diesel fuel for export into Mexico. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company, and accounted for approximately 8.5%, 8.3%, and 8.3% of consolidated sales in 2009, 2008, and 2007, respectively.

The following table summarizes the percentages of all refined product sales to total sales for 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007

Refined products:
Gasoline	56.5%	48.1%	53.7%
Diesel fuel	29.4	37.5	32.7
Jet fuel	3.5	4.4	4.2
Asphalt	1.9	0.8	1.8
Other	3.7	5.5	4.6

	95.0	96.3	97.0

Lubricants	1.6	1.5	1.2
Merchandise and other	3.4	2.2	1.8

Total	100.0%	100.0%	100.0%

24.	Operating Leases and Other Commitments

The Company has commitments under various operating leases with initial terms greater than one year for buildings, warehouses, card locks, barges, railcars, and other facilities. These leases have terms that will expire on various dates through 2030.

The Company expects that in the normal course of business, these leases will be renewed or replaced by other leases. Certain of the Company’s lease agreements provide for the fair value purchase of the leased asset at the end of lease. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease is recognized on a straight-line basis.

In the normal course of business, the Company also has long-term commitments to purchase services, such as natural gas, electricity, water, and transportation services for use by its refineries at market-based rates. The Company also is party to various refined product and crude oil supply and exchange agreements.

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

In August 2005, Western Refining LP entered into a throughput and distribution agreement and associated storage agreement with Magellan Pipeline Company, L.P. Under these agreements, Western Refining LP has a long-term commitment that began in February 2006 to provide for the transportation and storage of alkylate and other refined products from the Gulf Coast to the Company’s El Paso refinery via the Magellan South System pipeline. Western Refining LP is committed to pay $2.6 million per quarter through the end of the agreement in February 2011.

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

The following are the Company’s annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands):

2010	$14,656
2011	12,651
2012	9,632
2013	7,668
2014	6,463
2015 and thereafter	36,032

Total rental expense was $16.1 million, $17.0 million, and $10.7 million for the years ended December 31, 2009, 2008, and 2007, respectively. Contingent rentals and subleases were not significant in any year.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Quarterly Financial Information (Unaudited)

Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. During 2009, the volatility in crude oil prices and refining margins also contributed to the variability of the Company’s results of operations for the four calendar quarters.

	Year Ended December 31, 2009
	Quarter
	First	Second	Third	Fourth
	(Unaudited)
	(In thousands, except per share data)

Net sales	$1,368,198	$1,583,545	$1,896,273	$1,959,352
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,046,615	1,357,071	1,698,673	1,820,075
Direct operating expenses (exclusive of depreciation and amortization)	133,538	123,940	116,717	111,969
Selling, general and administrative expenses	35,018	27,160	23,725	23,794
Goodwill impairment losses	—	299,552	—	—
Other impairment losses	—	—	—	52,788
Maintenance turnaround expense	104	3,218	1,031	3,735
Depreciation and amortization	34,240	40,417	34,725	36,599

Total operating costs and expenses	1,249,515	1,851,358	1,874,871	2,048,960

Operating income (loss)	118,683	(267,813)	21,402	(89,608)
Other income (expense):
Interest income	143	37	17	51
Interest expense and other financing costs	(27,055)	(27,968)	(33,024)	(33,274)
Amortization of loan fees	(1,554)	(1,483)	(1,795)	(2,038)
Write-off of unamortized loan fees	—	(9,047)	—	—
Gain (loss) from derivative activities	(1,216)	(11,309)	(726)	(8,443)
Other income (expense), net	922	3,711	(39)	(19,778)

Income (loss) before income taxes	89,923	(313,872)	(14,165)	(153,090)
Provision for income taxes	(30,995)	6,555	9,383	55,640

Net income (loss)	$58,928	$(307,317)	$(4,782)	$(97,450)

Basic earnings (loss) per common share	$0.86	$(4.24)	$(0.05)	$(1.11)

Diluted earnings (loss) per common share	$0.86	$(4.24)	$(0.05)	$(1.11)

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	Quarter
	First	Second	Third	Fourth
	(Unaudited)
	(In thousands, except per share data)

Net sales	$2,551,071	$3,352,463	$3,165,308	$1,656,739
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,402,846	3,104,064	2,790,475	1,449,510
Direct operating expenses (exclusive of depreciation and amortization)	132,921	133,376	133,206	132,822
Selling, general and administrative expenses	29,558	27,993	32,449	25,913
Maintenance turnaround expense	955	255	528	27,198
Depreciation and amortization	25,597	27,752	29,218	31,044

Total operating costs and expenses	2,591,877	3,293,440	2,985,876	1,666,487

Operating income (loss)	(40,806)	59,023	179,432	(9,748)
Other income (expense):
Interest income	571	381	478	400
Interest expense and other financing costs	(18,564)	(20,121)	(31,153)	(32,364)
Amortization of loan fees	(825)	(856)	(1,553)	(1,555)
Write-off of unamortized loan fees	—	(10,890)	—	—
Gain (loss) from derivative activities	(2,481)	(11,367)	6,022	19,221
Other income (expense), net	992	(58)	422	(180)

Income (loss) before income taxes	(61,113)	16,112	153,648	(24,226)
Provision for income taxes	20,712	(7,922)	(44,411)	11,397

Net income (loss)	$(40,401)	$8,190	$109,237	$(12,829)

Basic earnings (loss) per common share	$(0.60)	$0.12	$1.60	$(0.19)

Diluted earnings (loss) per common share	$(0.60)	$0.12	$1.60	$(0.19)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009 (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.  Included herein under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 66 of this report.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required in this Part III is incorporated by reference to Western Refining, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2010 Definitive Proxy Statement under the headings “Election of Directors” and “Executive Compensation and Other Information.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2010 Definitive Proxy Statement under the heading “Executive Compensation and Other Information.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2010 Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans

(c)
Number of
securities
	(a)		remaining available
	Number of		for future issuance
	securities to be	(b)	under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders	—	—	1,959,604
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	1,959,604

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2010 Definitive Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s 2010 Definitive Proxy Statement under the heading “Proposal 2: Ratification of Independent Auditor.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements:

See Index to Financial Statements included in Item 8.

(b) The following exhibits are filed herewith (or incorporated by reference herein):

Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated August 26, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2006).
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated November 12, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).
3.1	Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006).
3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006).
4.1	Specimen of Company Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).

Number		Exhibit Title

4.2		Registration Rights Agreement, dated January 24, 2006, by and between the Company and each of the stockholders listed on the signature pages thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
4.3		Indenture dated June 10, 2009 between Western Refining, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2009).
4.4		Supplemental Indenture dated June 10, 2009 between Western Refining, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 10, 2009).
4.5		Form of Convertible Senior Note (included in Exhibit 4.4).
4.6		Indenture dated June 12, 2009 among Western Refining, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009).
4.7		Form of 11.250% Senior Secured Note (included in Exhibit 4.6)
4.8		Form of Senior Secured Floating Rate Note (included in Exhibit 4.6)
10	.1†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Paul L. Foster. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
10	.1.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.1, dated December 28, 2006. (Incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721)).
10	.1.2†	Second Amendment to the Employment Agreement referred to in Exhibit 10.1, dated December 31, 2008. (Incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009 (SEC File No. 001-32721)).
10	.2†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Jeff A. Stevens. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
10	.2.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.2, dated December 28, 2006. (Incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721))
10	.2.2†	Second Amendment to the Employment Agreement referred to in Exhibit 10.2, dated December 31, 2008. (Incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009 (SEC File No. 001-32721)).
10	.3†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Scott D. Weaver. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.3.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.3, dated December 28, 2006. (Incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721))
10	.3.2†	Letter of Termination of Employment Agreement dated December 31, 2007, between Western Refining GP, LLC and Scott D. Weaver. (Incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 29, 2008.)
10	.4†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Gary R. Dalke. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))
10	.4.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.4, dated December 31, 2008. (Incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009 (SEC File No. 001-32721)).
10	.5†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Lowry Barfield. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721))

Number		Exhibit Title

10	.5.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.5, dated December 31, 2008. (Incorporated by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009 (SEC File No. 001-32721)).
10.6		Term Loan Credit Agreement, dated May 31, 2007, among Western Refining, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007 (SEC File No. 001-32721))
10	.6.1	First Amendment to Term Loan Credit Agreement dated as of June 30, 2008, by and among Western Refining, Inc., the lenders party thereto and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008)
10	.6.2	Second Amendment to Term Loan Credit Agreement dated as of May 29, 2009, among the Company, as Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement, dated May 31, 2007, as amended by the First Amendment to Term Loan Credit Agreement dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 2009)
10	.6.3	Third Amendment to the Term Loan Credit Agreement, dated as of November 24, 2009, among the Company, as Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement, dated May 31, 2007, as amended by the First Amendment to Term Loan Credit Agreement dated as of June 30, 2008 and the Second Amendment to the Term Loan Credit Agreement dated as of May 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2009)
10.7		Revolving Credit Agreement, dated May 31, 2007, among Western Refining, Inc., Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007 (SEC File No. 001-32721))
10	.7.1	First Amendment to Revolving Credit Agreement dated as of June 30, 2008, by and among Western Refining, Inc., the lenders party thereto and Bank of America, N.A., as the Administrative Agent, Swing Line Lender, L/C Issuer and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008)
10	.7.2	Second Amendment to the Revolving Credit Agreement dated as of May 29, 2009, among the Company, as Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, amending that certain Revolving Credit Agreement, dated May 31, 2007, as amended by the First Amendment to Revolving Credit Agreement dated as of June 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 2009)
10	.7.3	Third Amendment to the Revolving Credit Agreement dated as of November 24, 2009, among the Company, as Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, amending that certain Revolving Credit Agreement, dated May 31, 2007, as amended by the First Amendment to Revolving Credit Agreement dated as of June 30, 2008 and the Second Amendment to Revolving Credit Agreement dated as of May 29, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2009)
10	.7.4*	Fourth Amendment to the Revolving Credit Agreement dated as of February 18, 2010, among the Company, as Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, amending that certain Revolving Credit Agreement, dated May 31, 2007, as amended by the First Amendment to Revolving Credit Agreement dated as of June 30, 2008, the Second Amendment to Revolving Credit Agreement dated as of May 29, 2009, and the Third Amendment to Revolving Credit Agreement dated as of November 24, 2009
10.8		L/C Credit Agreement, dated as of June 30, 2008 among Western Refining, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008)

Number		Exhibit Title

10	.9†	Form of Indemnification Agreement, by and between the Company and each director and officer of the Company party thereto. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
10.10		Operating Agreement, dated May 6, 1993, by and between Western Refining LP and Chevron U.S.A. Inc. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10.11		Purchase and Sale Agreement, dated May 29, 2003, by and among Chevron U.S.A. Inc., Chevron Pipe Line Company, Western Refining LP and Kaston Pipeline Company, L.P. (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10.12		Lease Agreement, dated October 24, 2005, by and between Western Refining LP and Transmountain Oil Company, L.C. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10	.14†	RHC Holdings, L.P. Long-Term Unit Equity Appreciation Rights Plan, dated August 25, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10	.15†	RHC Holdings, L.P. Long-Term Equity Appreciation Rights Award, dated August 25, 2003, by and between Gary R. Dalke and RHC Holdings, L.P. (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10	.16†	Long-Term Equity Appreciation Rights Award Amendment Agreement, dated November 9, 2005, by and between Gary R. Dalke, RHC Holdings, L.P., the Company and Western Refining LP. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).
10	.17†	Long-Term Equity Appreciation Rights Award Second Amendment Agreement, dated December 31, 2005, by and between Gary R. Dalke, the Company and Western Refining LP. (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 3, 2006 (SEC File No. 333-128629)).
10	.18†	Long-Term Equity Appreciation Rights Awards Third Amendment Agreement, dated December 22, 2006, by and between Gary R. Dalke and, the Company and Western Refining LP. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007).
10	.19†	Western Refining Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006).
10	.19.1†	First Amendment to the Western Refining Long-Term Incentive Plan referred to in Exhibit 10.19, dated December 4, 2007. (Incorporated by reference to Exhibit 10.19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009 (SEC File No. 001-32721)).
10	.19.2†	Second Amendment to the Western Refining Long-Term Incentive Plan referred to in Exhibit 10.19, dated November 20, 2008. (Incorporated by reference to Exhibit 10.19.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009 (SEC File No. 001-32721)).
10	.20†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).
10	.21†	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).
10.22		Letter Agreement, dated June 24, 2005, by and between Western Refining Company, L.P. and Ascarate Group LLP. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10.23		Promissory Note, dated June 24, 2005, by Ascarate Group LLP in favor of Western Refining LP. (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).

Number		Exhibit Title

10	.24†	Summary of Compensation for Non-Employee Directors (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10.25		Form of Time Share Agreement, dated November 20, 2004, by and between Western Refining LP and the persons parties thereto. (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).
10.26		Consulting and Non-Competition Agreement, dated August 26, 2006, by and between the Company and Fred L. Holliger. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2006).
10	.26.1	Amendment No. 1 to the Consulting and Non-Competition Agreement, dated November 12, 2006, by and between Western Refining, Inc. and Fred L. Holliger. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).
10	.27†	Employment agreement, effective August 28, 2006, made by and between Western Refining GP, LLC and Mark J. Smith. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2006).
10	.27.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.27, dated December 31, 2008. (Incorporated by reference to Exhibit 10.27.1 to the company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009 (SEC File No. 001-32721)).
10.28		Non-Exclusive Aircraft Lease Agreement, dated October 3, 2006, by and between Western Refining LP and Franklin Mountain Assets LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2006).
10	.29†	Employment agreement, dated November 4, 2008, made by and between Western Refining GP, LLC and Mark B. Cox. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008.)
10	.30†	Employment agreement, dated November 4, 2008, made by and between Western Refining GP, LLC and William R. Jewell. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008.)
10	.31†*	Employment agreement, dated March 9, 2010, made by and between Western Refining GP, LLC and Jeffrey S. Beyersdorfer.
12	.1*	Statements of Computation of Ratio of Earnings to Fixed Charges
21.1		List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 29, 2008.)
23	.1*	Consent of Deloitte & Touche LLP, dated March 11, 2010.
23	.2*	Consent of Ernst & Young LLP, dated March 11, 2010.
31	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

(c)	All financial statement schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

The Company’s 2009 Annual Report is available upon request. Stockholders of the Company may obtain a copy of any exhibits to this Form 10-K at a charge of $0.10 per page. Requests should be made to: Investor Relations, Western Refining, Inc., 123 W. Mills Ave., Suite 200, El Paso, Texas 79901.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN REFINING, INC.

By:
/s/  Jeff A. Stevens
Name:     Jeff A. Stevens

Title:	Chief Executive Officer and President
Date: March 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff A. Stevens Jeff A. Stevens	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2010

/s/ Gary R. Dalke Gary R. Dalke	Chief Financial Officer (Principal Financial Officer)	March 11, 2010

/s/ Paul L. Foster Paul L. Foster	Executive Chairman and Director	March 11, 2010

/s/ Scott D. Weaver Scott D. Weaver	Vice President and Director	March 11, 2010

/s/ William R. Jewell William R. Jewell	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2010

/s/ Carin M. Barth Carin M. Barth	Director	March 11, 2010

/s/ L. Frederick Francis L. Frederick Francis	Director	March 11, 2010

/s/ Brian J. Hogan Brian J. Hogan	Director	March 11, 2010

/s/ William D. Sanders William D. Sanders	Director	March 11, 2010

/s/ Ralph A. Schmidt Ralph A. Schmidt	Director	March 11, 2010