Form 10-Q
period 2010-03-31
Western Refining, Inc.
filed 2010-05-10
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32721
WESTERN REFINING, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3472415
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

123 W. Mills Ave., Suite 200
El Paso, Texas	79901
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (915) 534-1400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, there were 88,886,716 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

Forward-Looking Statements
     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II — Item 1, “Legal Proceedings” relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals, and expectations concerning our market position, future operations, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources, our working capital requirements, our ability to improve our capital structure through asset sales and/or through certain financings, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational or refinery efficiencies and cost savings, future refining capacity, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures and future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity derivative instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
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
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	our ability to realize the synergies from our acquisition of Giant Industries, Inc., or Giant;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	conditions in the capital markets;

•	our ability to raise additional funds for our working capital needs in the public or private debt or equity markets;

•	adverse changes in our crude oil suppliers’ view as to our creditworthiness;

•	worsening of the economic downturn and instability and volatility in the financial markets;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	changes in crack spreads;

•	changes in the spread between West Texas Intermediate, or WTI, crude oil and West Texas Sour, or WTS, crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Mayan crude oil, also known as the light/heavy spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil;

i

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects, and failure to realize the expected benefits from those projects;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, climate change, safety, tax and other laws, policies and regulations, and enforcement initiatives;

•	rulings, judgments or settlements in litigation, or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	the price, availability, and acceptance of alternative fuels and alternative-fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism, and other matters beyond our control; and

•	other factors discussed in more detail under Part I. — Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, or 2009 10-K, which are incorporated herein by this reference, and in Part II. — Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q.
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

ii

Part I
Financial Information
Item 1. Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$25,330	$74,890
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $1,724 and $1,571, respectively	333,586	337,559
Inventories	460,088	422,753
Prepaid expenses	139,332	29,216
Other current assets	36,231	79,740

Total current assets	994,567	944,158
Property, plant, and equipment, net	1,753,471	1,767,900
Intangible assets, net	60,723	61,693
Other assets, net	48,564	50,903

Total assets	$2,857,325	$2,824,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$399,594	$405,684
Accrued liabilities	120,940	118,569
Current deferred income tax liability, net	41,672	45,651
Current portion of long-term debt	183,000	63,000

Total current liabilities	745,206	632,904

Long-term liabilities:
Long-term debt, less current portion	1,054,308	1,053,664
Deferred income tax liability, net	354,289	391,348
Environmental, postretirement, and other liabilities	45,137	58,286

Total long-term liabilities	1,453,734	1,503,298

Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 88,913,488 and 88,688,717 shares issued, respectively	889	887
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	583,775	583,458
Retained earnings	96,231	126,920
Accumulated other comprehensive loss, net of tax	(1,067)	(1,370)
Treasury stock, 698,006 shares at cost	(21,443)	(21,443)

Total stockholders’ equity	658,385	688,452

Total liabilities and stockholders’ equity	$2,857,325	$2,824,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$1,915,395	$1,368,198
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,765,461	1,047,831
Direct operating expenses (exclusive of depreciation and amortization)	106,980	133,538
Selling, general and administrative expenses	16,501	35,018
Maintenance turnaround expense	23,286	104
Depreciation and amortization	34,282	34,240

Total operating costs and expenses	1,946,510	1,250,731

Operating income (loss)	(31,115)	117,467
Other income (expense):
Interest income	30	143
Interest expense and other financing costs	(36,774)	(27,055)
Amortization of loan fees	(2,414)	(1,554)
Other income (expense)	(294)	922

Income (loss) before income taxes	(70,567)	89,923
Provision for income taxes	39,878	(30,995)

Net income (loss)	$(30,689)	$58,928

Net earnings (loss) per share:
Basic	$(0.35)	$0.86
Diluted	$(0.35)	$0.86

Weighted average common shares outstanding:
Basic	88,006	67,817
Diluted	88,006	67,817
     The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(30,689)	$58,928
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,282	34,240
Amortization of loan fees	2,414	1,554
Amortization of original issue discount	3,894	—
Stock-based compensation expense	1,177	994
Deferred income taxes	(41,038)	26,925
Gain (loss) on disposal of assets	(71)	287
Changes in operating assets and liabilities:
Accounts receivable	3,973	(14,383)
Inventories	(37,335)	(37,121)
Prepaid expenses	(110,116)	19,799
Other assets	43,497	324
Accounts payable	(6,137)	30,751
Accrued liabilities	1,513	(21,502)
Postretirement and other long-term liabilities	(12,936)	(3,956)

Net cash provided by (used in) operating activities	(147,572)	96,840

Cash flows from investing activities:
Capital expenditures	(18,843)	(38,655)
Proceeds from the sale of assets	105	—

Net cash provided by (used in) investing activities	(18,738)	(38,655)

Cash flows from financing activities:
Payments on long-term debt	(3,250)	(3,250)
Revolving credit facility, net	120,000	(60,000)
Repurchases of common stock	—	(523)

Net cash provided by (used in) financing activities	116,750	(63,773)

Net decrease in cash and cash equivalents	(49,560)	(5,588)
Cash and cash equivalents at beginning of period	74,890	79,817

Cash and cash equivalents at end of period	$25,330	$74,229

Supplemental Disclosures of Cash Flow Information Cash paid (refunded) for:
Income taxes	$(50,732)	$(1,974)
Interest	20,968	44,094

Non-cash investing and financing activities:
Capital expenditures accrued in accounts payable	379	8,161
     The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$(30,689)	$58,928

Other comprehensive income (loss) items:
Defined benefit plans:
Pension plan settlement adjustment, net of tax of $(164)	278	—
Reclassification of losses to operations, net of tax of $(29) and $(155), respectively	25	273

Other comprehensive income, net of tax	303	273

Comprehensive income (loss)	$(30,386)	$59,201

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
     The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and operates three refineries with a total crude oil throughput capacity of approximately 221,000 barrels per day (“bpd”). In addition to the Company’s 128,000 bpd refinery in El Paso, Texas, the Company also owns and operates a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and a refinery near Gallup in the Four Corners region of Northern New Mexico with a throughput capacity of 23,000 bpd. Until November 2009, the Company also operated a 17,000 bpd refinery near Bloomfield, New Mexico. The Company indefinitely suspended refining operations at the Bloomfield refinery in late November 2009. The Company continues to operate Bloomfield as a refinery terminal. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined product distribution terminals in Flagstaff, Arizona; Bloomfield, New Mexico; and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of March 31, 2010, the Company also owned and operated 150 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     The Company’s operations include three business segments: the refining group, the retail group, and the wholesale group. Prior to the Giant acquisition, the Company operated as one business segment. See Note 3, “Segment Information” for a further discussion of the Company’s business segments.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. Consequently, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. Volatile refining margins continued to affect the Company’s results of operations during the first quarter of 2010. The Company’s refining margins improved slightly during the first quarter of 2010 compared to the fourth quarter of 2009; however they were still significantly lower than those realized during the first quarter 2009.
2. Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period.
     The Condensed Consolidated Balance Sheet at December 31, 2009, has been derived from the audited financial statements of the Company at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The condensed consolidated financial statements include the accounts of Western Refining, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Cash Equivalents
     Cash equivalents consist of investments in money market accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. Included within our cash balances of $25.3 million and $74.9 million on March 31, 2010 and December 31, 2009, respectively, were $0.05 million and $5.4 million, respectively, in cash equivalents included in the Company’s Condensed Consolidated Balance Sheets.
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
Reclassifications
     Cost of products sold (exclusive of depreciation and amortization) for the three months ended March 31, 2009 includes $1.2 million in economic hedging losses previously reported as loss from derivative activities under other income (expense) in the first quarter 2009 Condensed Consolidated Statement of Operations. This reclassification in the prior year was made to conform to the current presentation. Inclusion of these amounts in cost of products sold for the period provides a better matching of costs to revenues than the Company’s previous presentation as all related derivative trading activity is for the purpose of reducing the Company’s exposure to crude oil, other feedstock, and refined product price risk. Cost of products sold (exclusive of depreciation and amortization) for the three months ended March 31, 2010 includes $2.8 million in economic hedging losses.
3. Segment Information
     The Company is organized into three operating segments based on manufacturing and marketing criteria and the nature of their products and services, their production processes, and their types of customers. These segments are the refining group, the retail group, and the wholesale group. A description of each segment and its principal products follows:
     Refining Group. The Company’s refining group operates three refineries: one in El Paso, Texas (the El Paso refinery); one near Gallup, New Mexico (the Gallup refinery); and one near Yorktown, Virginia (the Yorktown refinery). The refining group also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, three stand-alone refined product distribution terminals, and four asphalt terminals. The three refineries make various grades of gasoline, diesel fuel, and other products from crude oil; other feedstocks; and blending components. The Company purchases crude oil, other feedstocks, and blending components from various suppliers. The Company also acquires refined products through exchange agreements and from various third-party suppliers. The Company sells these products through its own service stations, its own wholesale group, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Retail Group. The Company’s retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s refining and/or wholesale groups supply the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and beverage and food products from various suppliers. At March 31, 2010, the Company’s retail group operated 150 service stations and convenience stores or kiosks located in Arizona, New Mexico, and Colorado.
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
     The total assets of each segment consist primarily of cash and cash equivalents; net property, plant, and equipment; inventories; net accounts receivable; goodwill; and other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents; various accounts receivable; net property, plant, and equipment; and other long-term assets.
     Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2010 and 2009 are presented below:

	For the Three Months Ended March 31, 2010
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
			(In thousands)
Net sales to external customers	$1,332,383	$153,930	$429,082	$—	$1,915,395
Intersegment revenues (1)	585,575	4,650	84,756	—	—
Depreciation and amortization	29,276	2,406	1,385	1,215	34,282
Operating income (loss)	(26,943)	1,159	6,663	(11,994)	(31,115)
Other income (expense), net					(39,452)

Loss before income taxes					$(70,567)

Capital expenditures	$18,455	$46	$272	$70	$18,843
Total assets at March 31, 2010	2,475,928	153,843	173,187	54,367	2,857,325

(1)	Intersegment revenues of $675.0 million have been eliminated in consolidation.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended March 31, 2009
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
			(In thousands)
Net sales to external customers	$957,369	$128,026	$282,803	$—	$1,368,198
Intersegment revenues (1)	335,299	4,650	48,208	—	—
Depreciation and amortization	29,242	2,273	1,414	1,311	34,240
Operating income (loss)	134,000	1,815	1,161	(19,509)	117,467
Other income (expense), net					(27,544)

Income before income taxes					$89,923

Capital expenditures	$37,872	$106	$452	$225	$38,655
Total assets, excluding goodwill, at March 31, 2009	$2,423,469	$161,174	$148,544	$66,912	$2,800,099
Goodwill (2)	230,712	27,610	41,230	—	299,552

Total assets at March 31, 2009 (3)	$2,654,181	$188,784	$189,774	$66,912	$3,099,651

(1)	Intersegment revenues of $388.2 million have been eliminated in consolidation.

(2)	During the second quarter of 2009, in performing its annual impairment analysis, the Company determined that goodwill of $299.6 million in four of its six reporting units was impaired. Related impairment charges were reported during the second quarter of 2009. The amounts set forth here do not reflect these impairment charges.

(3)	In the fourth quarter of 2009, as a result of the indefinite suspension of refining operations at the Bloomfield refinery, the Company recorded a $52.8 million impairment of refinery fixed assets, refining licenses, and technology permits.
4. Fair Value Measurement
     Following the requirements of FASC 820, Fair Value Measurements and Disclosures (“FASC 820”), the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The carrying amounts of cash equivalents, accounts receivables, accounts payable, accrued liabilities, and amounts outstanding under the Company’s revolving credit facility, approximated their fair values at March 31, 2010 due to their short-term maturities. The following table represents the Company’s assets measured at fair value on a recurring basis as of March 31, 2010, and the basis for that measurement:

		Fair Value Measurement at March 31, 2010 Using
		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Carrying Value at	Liabilities	Observable Inputs	Unobservable Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Financial assets:
Money market accounts	$52	$52	$—	$—
Financial liabilities:
Derivative contracts	486	—	486	—
5. Inventories
     Inventories were as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Refined products	$168,432	$145,813
Crude oil and other raw materials	269,351	252,860
Lubricants	11,620	12,738
Convenience store merchandise	10,685	11,342

Inventories	$460,088	$422,753

     The Company values its crude oil, other raw materials, and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by the Company’s retail and wholesale groups, refined products inventories are valued under the LIFO valuation method. Lubricants and convenience store merchandise are valued under the first-in, first-out (“FIFO”), valuation method.
     As of March 31, 2010 and December 31, 2009, refined products and crude oil and other raw materials totaled 7.4 million barrels and 7.1 million barrels, respectively. The Company’s average LIFO cost per barrel of refined products and crude oil and other raw materials inventories was $58.21 and $56.32 for the three months ended March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $156.6 million. At December 31, 2009, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $126.4 million. Inventories valued under the LIFO method were $389.3 million and $356.5 million at March 31, 2010 and December 31, 2009, respectively. There were no inventory reductions that resulted in the liquidation of LIFO inventory levels for the three months ended March 31, 2010 or 2009.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Prepaid Expenses
     Prepaid expenses were as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Prepaid crude oil and other raw materials inventories	$126,063	$11,407
Prepaid insurance and other	13,269	17,809

Prepaid expenses	$139,332	$29,216

7. Other Current Assets
     Other current assets were as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Materials and chemicals inventories	$32,707	$31,988
Income taxes receivable	—	42,685
Derivative activities receivable	2,257	3,778
Spare parts inventories	781	781
Other	486	508

Total	$36,231	$79,740

8. Property, Plant, and Equipment
     Property, plant, and equipment were as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Refinery facilities and related equipment	$1,740,107	$1,712,295
Pipelines, terminals, and transportation equipment	94,486	94,485
Retail and wholesale facilities and related equipment	183,997	183,681
Other	20,508	20,537
Construction in progress	71,550	81,337

	2,110,648	2,092,335
Accumulated depreciation	(357,177)	(324,435)

Property, plant, and equipment, net	$1,753,471	$1,767,900

     The Company capitalized interest of $0.8 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively. Depreciation expense was $33.3 million and $33.1 million for the three months ended March 31, 2010 and 2009, respectively.

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
     The Company completed Step 1 of the impairment test during the second quarter of 2009 and concluded that impairment existed. The Company finalized its Step 2 analysis during the third quarter of 2009, maintaining that the Company’s prior quarter’s assumptions and forecasts had not significantly changed. Consistent with the preliminary Step 2 analysis completed during the second quarter of 2009, the Company concluded that all of its goodwill was impaired. The resulting impairment charge of $299.6 million was reported in the Company’s second quarter 2009 results of operations. There were no such impairment charges prior to the second quarter 2009.
     A summary of intangible assets is presented in the table below:

	March 31, 2010			December 31, 2009
							Weighted
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	carrying	Accumulated	Carrying	Amortization Period
	Value	Amortization	Value	Value	Amortization	Value	(Years)
			(In thousands)
Amortizable assets:
Licenses and permits	$39,151	$(8,463)	$30,688	$39,151	$(7,717)	$31,434	10.3
Customer relationships	6,300	(990)	5,310	6,300	(885)	5,415	12.7
Rights-of-way	4,203	(961)	3,242	4,203	(905)	3,298	14.7
Other	1,149	(715)	434	1,149	(652)	497	11.7

	50,803	(11,129)	39,674	50,803	(10,159)	40,644

Unamortizable assets:
Trademarks	5,300	—	5,300	5,300	—	5,300
Liquor licenses	15,749	—	15,749	15,749	—	15,749

	$71,852	$(11,129)	$60,723	$71,852	$(10,159)	$61,693

     Intangible asset amortization expense for the three months ended March 31, 2010 was $1.0 million based upon estimated useful lives ranging from 10 to 15 years. Intangible asset amortization expense for the three months ended March 31, 2009 was $1.2 million based upon estimated useful lives ranging from 6 to 20 years. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows (in thousands):

2010 remainder	$2,850
2011	3,847
2012	3,821
2013	3,737
2014	3,547
2015	3,545

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Accrued Liabilities
     Accrued liabilities were as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Excise taxes	$31,847	$34,898
Payroll and related costs	23,063	35,293
Accrued interest	16,362	4,323
Environmental reserve	16,260	8,024
Legal fees and other	13,617	22,480
Accrued income taxes	10,201	—
Property taxes	6,575	10,536
Pension obligation	3,015	3,015

Total	$120,940	$118,569

     During the latter part of March 2010, the Company reversed $14.7 million related to its accrued bonus estimate for 2009. This revision of the Company’s 2009 bonus estimate reduced direct operating expenses (exclusive of depreciation and amortization) and selling, general and administrative expenses reported in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 by $8.5 million and $6.2 million, respectively.
11. Long-Term Debt
     Long-term debt was as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $26,380 and $26,943 at March 31, 2010 and December 31, 2009, respectively	$298,620	$298,057
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $19,527 and $20,467 at March 31, 2010 and December 31, 2009, respectively	255,473	254,533
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $53,792 and $56,183 at March 31, 2010 and December 31, 2009, respectively	161,658	159,267
Term Loan, due 2014	351,557	354,807
2007 Revolving Credit Agreement	170,000	50,000

Total long-term debt	1,237,308	1,116,664
Current portion of long-term debt (1)	(183,000)	(63,000)

Long-term debt, net of current portion	$1,054,308	$1,053,664

(1)	Current portion of long-term debt includes $170.0 million and $50.0 million related to the 2007 Revolving Credit Agreement at March 31, 2010 and December 31, 2009, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interest expense and other financing costs were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Contractual interest:
11.25% Senior Secured Notes	$9,140	$—
Floating Senior Secured Notes	7,391	—
5.75% Senior Convertible Notes	3,097	—
Term Loan	9,404	28,305
2007 Revolving Credit Agreement	1,292	188

	30,324	28,493

Amortization of original issuance discount:
11.25% Senior Secured Notes	563	—
Floating Senior Secured Notes	940	—
5.75% Senior Convertible Notes	2,391	—

	3,894	—

Other interest expense	3,308	2,348
Capitalized interest	(752)	(3,786)

	$36,774	$27,055

     Senior Secured Notes. In June 2009, the Company issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes (the “Fixed Rate Notes”). The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes (the “Floating Rate Notes,” and together with the Fixed Rate Notes, the “Senior Secured Notes”). The Fixed Rate Notes pay interest semi-annually in cash in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum and will mature on June 15, 2017. The Fixed Rate Notes may be redeemed by the Company at the Company’s option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. As of March 31, 2010, the fair value of the Fixed Rate Notes was $295.8 million.
     The Floating Rate Notes pay interest quarterly at a per annum rate, reset quarterly, equal to 3-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50% and will mature on June 15, 2014. The interest rate on the Floating Rate Notes as of March 31, 2010 was 10.75%. The Floating Rate Notes may be redeemed by the Company at the Company’s option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter. The fair value of the Floating Rate Notes was $250.3 million at March 31, 2010. The Company is amortizing the original issue discounts using the effective interest method over the life of the notes. The combined proceeds from the issuance and sale of the Senior Secured Notes were used to repay a portion of the outstanding indebtedness under the Term Loan Credit Agreement (“Term Loan”).
     The Senior Secured Notes are guaranteed by all of the Company’s domestic restricted subsidiaries in existence on the date the Senior Secured Notes were issued. The Senior Secured Notes will also be guaranteed by all future wholly-owned domestic restricted subsidiaries and by any restricted subsidiary that guarantees any of the Company’s indebtedness under credit facilities that are secured by a lien on the collateral securing the Senior Secured Notes. The Senior Secured Notes are also secured on a first-priority basis, equally and ratably with the Company’s Term Loan and any future other pari passu secured obligation, by the collateral securing the Term Loan, which consists of the Company’s fixed assets, and on a second-priority basis, equally and ratably with the Term Loan and any future other pari passu secured obligation, by the collateral securing the 2007 Revolving Credit Agreement, which consists of the Company’s cash and cash equivalents, trade accounts receivable, and inventory.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The indenture governing the Senior Secured Notes contains covenants that limit the Company’s (and most of its subsidiaries’) ability to, among other things: (i) pay dividends or make other distributions in respect of their capital stock or make other restricted payments; (ii) make certain investments; (iii) sell certain assets; (iv) incur additional debt or issue certain preferred shares; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) restrict dividends or other payments from restricted subsidiaries; and (viii) enter into certain transactions with their affiliates. These covenants are subject to a number of important limitations and exceptions. The indenture governing the Senior Secured Notes also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all then outstanding Senior Secured Notes to be due and payable immediately.
     The Company may issue additional notes from time to time pursuant to the indenture governing the Senior Secured Notes.
     Convertible Senior Notes. The Company issued and sold $215.5 million in aggregate principal amount of its 5.75% Senior Convertible Notes due 2014 (the “Convertible Senior Notes”) during June and July 2009. The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per year. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of the Company’s obligation upon conversion of the Convertible Senior Notes, the Company may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate used by the Company to determine the liability and equity components of the Convertible Senior Notes was 13.75%. The Company valued the conversion feature at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. The discount on the Convertible Senior Notes is amortized using the effective interest method through maturity on June 15, 2014. As of March 31, 2010, the fair value of the Convertible Senior Notes was $173.4 million and the if-converted value is less than its principal amount.
     Term Loan Credit Agreement. The Term Loan has a maturity date of May 30, 2014 and it is secured by the Company’s fixed assets. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014 with the remaining balance due on the maturity date. The Company made principal payments on the Term Loan of $925.7 million in the second and third quarters of 2009 primarily from the net proceeds of the debt and common stock offerings in June and July 2009. Interest rates under the Term Loan Agreement are equal to LIBOR (subject to a floor of 3.25%) plus 7.50%. The average interest rates under the Term Loan for the first quarter of 2010 and 2009 were 10.75% and 8.88%, respectively. As of March 31, 2010, the interest rate under the Term Loan was 10.75%. The Company amended the Term Loan during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. To effect these amendments, the Company paid $3.4 million in amendment fees. As a result of the partial paydown of the Term Loan in June 2009, the Company expensed $9.0 million during the second quarter to write-off a portion of the unamortized loan fees related to the Term Loan. As of March 31, 2010, the fair value of the Term Loan was $340.1 million.
     2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash and cash equivalents, trade accounts receivable, and inventory, can be used to refinance existing indebtedness of the Company and its subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. As of March 31, 2010, the gross availability under the 2007 Revolving Credit Agreement was $625.5 million determined based on an advance rate formula tied to our accounts receivable and inventory levels. As of March 31, 2010, the Company had net availability under the 2007 Revolving Credit Agreement of

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$184.5 million due to $271.0 million in letters of credit outstanding and $170.0 million in outstanding direct borrowings. The average interest rates under the 2007 Revolving Credit Agreement for the quarters ended March 31, 2010 and 2009 were 6.25% and 5.50%, respectively. At March 31, 2010, the interest rate under the 2007 Revolving Credit Agreement was 6.25%. The Company amended the 2007 Revolving Credit Agreement during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. The Company incurred $5.6 million in fees related to these amendments.
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
     Certain Covenants in Agreements. The Agreements contain certain covenants, including limitations on debt, investments, and dividends; and financial covenants relating to minimum interest coverage, maximum leverage, and minimum EBITDA. Pursuant to the Agreements, the Company agreed not to pay cash dividends on its common stock until after December 31, 2009. The Company was in compliance with all applicable covenants set forth in the agreements at March 31, 2010.
12. Income Taxes
     Compared to the federal statutory rate of 35%, the effective tax rates for the three months ended March 31, 2010 and 2009, were 56.5% and 34.5%, respectively. The effective tax rate and resultant benefit for the three months ended March 31, 2010, was higher than the statutory rate primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the Company’s current estimate of annual taxable income relative to the current period results of operations. The effective tax rate and resultant expense for the three months ended March 31, 2009, was also affected by the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel.
     The Company is currently under examination by the Internal Revenue Service (“IRS”) for tax years ended December 31, 2006 and May 31, 2007. The May 31, 2007 tax return is the final tax return for the legacy Giant entities. The Company concluded a 2005 exam and began the 2006 exam during the third quarter of 2009. The Company continues to work with the IRS to expedite the conclusion of the 2006 and 2007 examinations. The Company does not believe the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations. The timing and results of any final determination related to the December 31, 2006 and May 31, 2007 tax returns remain uncertain.
     The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. Based on the results of the examination of the Company’s 2005 federal income tax return, the Company’s uncertain tax positions were settled. Accordingly, $6.3 million in estimated liabilities related to the Company’s uncertain tax positions were reversed during the third quarter of 2009, including $0.5 million that affected the Company’s effective tax rate. As of March 31, 2010, the Company had no unrecognized tax benefits.
13. Retirement Plans
     The Company accounts for its retirement plans in accordance with FASC 715, Compensation – Retirement Benefits (“FASC 715”), which requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Pensions
     In connection with the negotiation of a collective bargaining agreement covering employees of the El Paso refinery during the second quarter of 2009, the Company terminated the defined benefit plan covering certain El Paso refinery employees. Regulatory approval of this termination was received during the first quarter 2010. No changes to the Company’s proposed plan of termination were required. Through March 2010, the Company had distributed $21.3 million: $3.8 million in 2010 and $17.5 million in 2009 from plan assets to plan participants as a result of the termination agreement with an approximate $3.0 million obligation remaining to be paid out under the agreement as of March 31, 2010. Distributions made were in accordance with the termination agreement. The termination resulted in reductions to the related pension obligation of $24.3 million and $25.1 million to other comprehensive loss in 2009.
     The components of the net periodic benefit cost associated with the Company’s pension plans for certain employees at the El Paso and Yorktown refineries were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net periodic benefit cost includes:
Service cost	$445	$1,180
Interest cost	318	938
Amortization of net loss	7	425
Expected return on assets	(307)	(613)
Other termination expenses	816	—

Net periodic benefit cost	$1,279	$1,930

     The Company contributed $2.8 million for the pension plan covering certain El Paso refinery employees during the three months ended March 31, 2010. In 2010, the Company expects to contribute $1.2 million to its pension plan for the Yorktown refinery and expects to fund approximately $3.0 million to complete the termination of its pension plan for the El Paso refinery.
Postretirement Obligations
     The components of the net periodic benefit cost associated with the Company’s postretirement medical benefit plans covering certain employees at the El Paso and Yorktown refineries were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net periodic benefit cost includes:
Service cost	$133	$135
Interest cost	125	120
Amortization of net gain	(4)	3

Net periodic benefit cost	$254	$258

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Defined Contribution Plans and Deferred Compensation Plan
     The Company sponsors a 401(k) defined contribution plan that resulted from the merger of legacy Western and Giant 401(k) defined contribution plans, effective January 1, 2009. Under the merged plan, participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. The Company will match participant contributions to the merged plan subject to certain limitations and a per participant maximum contribution. For each 1% of eligible compensation contributed by the participant throughout the year ended December 31, 2009, the Company matched 2% up to a maximum of 8% of eligible compensation, provided the participant had a minimum of one year of service with the Company. Beginning January 1, 2010, for each 1% of eligible compensation contributed by the participant, the Company will match 1% up to a maximum of 4% of eligible compensation, provided the participant has a minimum of one year of service with the Company. For the three months ended March 31, 2010 and 2009, the Company expensed $1.4 million and $1.8 million, respectively, in connection with this plan.
14. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the three months ended March 31, 2010, the Company entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from the reporting requirements of FASC 815, Derivative and Hedging (“FASC 815”).
     The Company also uses crude oil and refined products futures, swap contracts, or options to mitigate the change in value for a portion of its volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and these contracts are net settled with cash. The Company elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. The contract fair value is reflected on the Condensed Consolidated Balance Sheets and the related net gain or loss is recorded within cost of products sold in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end. At March 31, 2010, the Company had open commodity derivative instruments consisting of crude oil futures and finished products price swaps on 754,000 barrels primarily to protect the value of certain crude oil, finished product, and blendstock inventories for future quarters in 2010. The fair value of the outstanding contracts at March 31, 2010, was a net unrealized loss of $0.5 million, of which $1.2 million were unrealized gains and $1.7 million were unrealized losses. At December 31, 2009, the Company had open commodity derivative instruments consisting of crude oil futures and finished products price swaps on 268,000 barrels primarily to protect the value of certain crude oil, finished product, and blendstock inventories for the first quarter of 2010. The Company recognized $2.8 million and $1.2 million, within cost of products sold, of net realized and unrealized losses from derivative activities on matured contracts during the quarters ended March 31, 2010 and 2009, respectively.
15. Stock-Based Compensation
     Under the Western Refining Long-Term Incentive Plan, shares of restricted stock are periodically granted to employees and outside directors of the Company. These shares generally vest over a three-year period. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. The fair value of each share of restricted stock awarded is measured based on the market price as of the measurement date and will be amortized on a straight-line basis over the respective vesting periods.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. The adoption of these provisions did not have an impact on the Company’s financial position or results of operations during 2009.
     The Company recorded stock compensation expense of $1.2 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively, of which $0.3 million and $0.2 million was included in direct operating expenses and $0.9 million and $0.8 million in selling, general and administrative expenses, respectively. The tax deficiency related to the shares that vested during the three months ended March 31, 2010, was $0.9 million. The tax benefit related to the shares that vested during the three months ended March 31, 2009, was $0.4 million. The deficiency and benefit were determined using a statutory blended rate of 37.17%. The aggregate fair value at the grant date of the shares that vested during the three months ended March 31, 2010 and 2009, was $3.5 million respectively for both periods. The related aggregate intrinsic value of these shares at the vesting date for 2010 and 2009 was $1.2 million and $2.5 million, respectively. No expense was capitalized in either period.
     As of March 31, 2010, there were 677,175 shares of restricted stock outstanding with an aggregate fair value at grant date of $7.2 million and an aggregate intrinsic value of $3.7 million. The compensation cost of nonvested awards not recognized as of March 31, 2010, was $6.3 million, which will be recognized over a weighted-average period of approximately 1.8 years. The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2010:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2009	794,679	$12.72
Awards granted	108,351	5.15
Awards vested	(224,771)	15.42
Awards forfeited	(1,084)	13.43

Nonvested at March 31, 2010	677,175	10.62

     The Company’s Board of Directors authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining Long-Term Incentive Plan. As of March 31, 2010, there were 1,852,337 shares of common stock reserved for future grants under this plan.
16. Stockholders’ Equity
     In connection with the Company’s conversion from a partnership to a corporate holding company and its initial public offering, 66,442,900 shares of its common stock were issued at an aggregate issuance price of $327.4 million. The Company received $297.2 million in net proceeds from this stock issuance. During June 2009, the Company issued an additional 20,000,000 shares of its common stock at an aggregate offering price of $180.0 million. The net proceeds of this issuance were $170.4 million. Additionally, during 2009, the Company issued and sold $215.5 million in Convertible Senior Notes and recorded additional paid-in capital of $36.3 million related to the equity portion of this convertible debt.
     Through December 2009, the Company made repurchases of its common stock to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan. During the three months ended March 31, 2009, the Company repurchased 42,890 shares at an aggregate cost of $0.5 million. These repurchases were recorded as treasury stock. No such repurchases of the Company’s common stock occurred during the three months ended March 31, 2010.
     On June 30, 2008, as part of the amendment to its credit facilities, the Company agreed not to declare or pay cash dividends to its common stockholders until after December 31, 2009. The payment of dividends is limited under the terms of the Company’s 2007 Revolving Credit Agreement, Term Loan Facility, and Senior Secured Notes, and in part depends on the Company’s ability to satisfy certain financial covenants. Accordingly, the Company did not declare or pay dividends during 2009 or the three months ended March 31, 2010.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
17. Earnings Per Share
     As discussed in Note 16, “Stock-Based Compensation,” the Company has granted shares of restricted stock to certain employees and outside directors of the Company. Although ownership of these shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. Following the provisions of FASC 260, Earnings per Share (“FASC 260”), related to participating securities, the Company applied the two-class method to determine its earnings per share.
     The computation of basic and diluted earnings per share under the two-class method is presented below:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except
	per share data)
Allocation of Earnings (Losses):
Net income (loss)	$(30,689)	$58,928
Distributed earnings	—	—
Income allocated to participating securities	—	(471)

Undistributed income (loss) available to common shareholders	$(30,689)	$58,457

Weighted-Average Number of Common Shares Outstanding:
Basic and dilutive number of common shares outstanding	88,006	67,817

Basic Earnings (Loss) per Common Share:
Distributed earnings per share	$—	$—
Undistributed earnings (loss) per share	(0.35)	0.86

Basic earnings (loss) per common share	$(0.35)	$0.86

Diluted Earnings (Loss) per Common Share:
Distributed earnings per share	$—	$—
Undistributed earnings (loss) per share	(0.35)	0.86

Diluted earnings (loss) per common share (1)	$(0.35)	$0.86

(1)	Common stock equivalents related to the Company’s Convertible Senior Notes were excluded from the computation of diluted loss per share for the three months ended March 31, 2010, because the assumed conversion of such shares would produce an antidilutive result.

The following table reflects potentially dilutive securities that were excluded from the diluted earnings (loss) per common share calculation as the effect of including such shares would have been antidilutive:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Common equivalent shares	19,949	—
Restricted stock	6	9

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
18. Related Party Transactions
     Effective May 1, 2009, the non-exclusive aircraft lease with an entity controlled by the Company’s majority stockholder was terminated by the Company and as a result, it no longer operates a private aircraft. The hourly rental payment was $1,775 per flight hour and the Company was responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company was reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company had a policy requiring that its officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. The following table summarizes the total costs incurred for the lease of the aircraft for the three months ended March 31, 2009:

Three Months Ended March 31,
2009
(In thousands)
Lease payments	$134
Operating and maintenance expenses	326
Reimbursed by officers	(216)

Total costs	$244

     The Company had entered into a lease agreement with Transmountain Oil Company, L.C. (“Transmountain”), pursuant to which Transmountain leased certain office space from the Company. The lease commenced on December 1, 2005, for a period of ten years and contained two five-year renewal options. The lease was assumed by the third party as of November 18, 2008, and was subsequently terminated in March 2009.
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
     Periodically, the Company receives communications from various federal, state, and local governmental authorities asserting violation(s) of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. The Company intends to respond in a timely manner to all such communications and to take appropriate corrective action. The Company does not anticipate that any such matters currently asserted will have a material adverse impact on its financial condition, results of operations, or cash flows.
     Environmental remediation accruals are recorded in the current and long-term sections of the Company’s Condensed Consolidated Balance Sheets, according to their nature. As of March 31, 2010, the Company had environmental liability accruals of approximately $25.6 million, of which $16.3 million was in accrued liabilities. The majority of these liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%. Approximately $1.5 million and $1.3 million of environmental liabilities accrued at March 31, 2010 and December 31, 2009, respectively, have not been discounted. As of March 31, 2010, the unescalated, undiscounted environmental reserve related to these liabilities totaled $29.9 million, leaving $5.8 million to be accreted over time.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The table below summarizes the Company’s environmental liability accruals:

	December 31, 2009	Increase (Decrease)	Payments	March 31, 2010
		(In thousands)
Yorktown refinery	$22,455	$(2,756)	$(363)	$19,336
Four Corners and other	6,133	238	(145)	6,226

Totals	$28,588	$(2,518)	$(508)	$25,562

El Paso Refinery
     The groundwater and certain solid waste management units and other areas at and adjacent to the El Paso refinery have been impacted by prior spills, releases, and discharges of petroleum or hazardous substances and are currently undergoing remediation by the Company and Chevron Products Company (“Chevron”) pursuant to certain agreed administrative orders with the Texas Commission on Environmental Quality (the “TCEQ”). Pursuant to the Company’s purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate their solid waste management units in accordance with its Resource Conservation Recovery Act (“RCRA”) permit, which Chevron has fulfilled. Chevron also retained liability for, and control of, certain groundwater remediation responsibilities that are ongoing.
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
     The U.S. Environmental Protection Agency (the “EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. In May 2008, the EPA and the Company agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit (“FCCU”) and heaters and boilers that the Company expects will ultimately be incorporated into a final settlement agreement between the Company and the EPA. Based on current negotiations and information, the Company estimates the total capital expenditures necessary to address the EPA Initiative issues would be approximately $60 million of which $38.6 million has already been expended; $15.2 million for the installation of a flare gas recovery system that was completed in 2007 and $23.4 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers was expended in 2008 and 2009. The Company estimates remaining expenditures of approximately $21.4 million for the NOx emission controls on heaters and boilers from 2010 through 2013. The Company’s estimated capital expenditures for regulatory projects includes the $21.4 million for NOx emission controls. This estimate could change depending upon the actual final settlement reached. The Company anticipates meeting the EPA Initiative NOx requirements for the FCCU using catalyst additives and therefore does not expect additional capital expenditures related to the EPA Initiative NOx requirements for the FCCU.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company received a proposed draft settlement agreement from the EPA in April 2009. In August 2009, the EPA proposed a penalty of $1.5 million. The Company has accrued $1.5 million as a penalty for this matter. As of March 31, 2010, a final settlement between the Company and the EPA relating to this matter is still pending.
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
     The Company currently estimates $37.6 million in total remediation expenditures associated with the EPA order. Through March 2010, $14.1 million has been expended for the EPA order. The Company anticipates approximately $15.5 million in additional expenditures during 2010 and 2011. The EPA issued an approval in January 2010 which will allow the Company to begin implementing the Company’s revised soil clean-up plan beginning in the second quarter of 2010. The January 2010 EPA approval and a prior EPA approval in 2008 allowed adjustments to the cost estimates for the groundwater monitoring plan and reductions to the Company’s estimate of total remediation expenditures.
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
     In March 2010, the EPA demanded stipulated penalties in the amount of $0.5 million, pursuant to the Consent Decree, for a flaring event that occurred at Yorktown refinery in October 2009. In April 2010, the Company met with the EPA and provided in writing additional clarifying information in anticipation that the EPA will consider the information as the basis for reducing the agency’s demand for stipulated penalties. The Company continues to communicate with the EPA regarding the clarifying information. The Company has until mid-May 2010 to pay the stipulated penalty amount demanded by the EPA, successfully conclude the current informal negotiations with the EPA to reduce the demand, invoke dispute resolution under the Consent Decree and escrow the demand amount while the dispute is being resolved, or agree with the EPA to suspend dispute resolution without escrowing the demand amount while a resolution is developed. The Company does not expect any penalties, corrective action, or other associated settlement costs related to this demand for stipulated penalties to have a material adverse effect on its business, financial condition, or results of operations.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Yorktown EPA Emergency Planning and Community Right-to-Know Act (“EPCRA”) Potential Enforcement Notice. In January 2010, the EPA issued the Yorktown refinery a notice to “show cause” why the EPA should not bring an enforcement action pursuant to the notification requirements under the EPCRA related to two separate flaring events that occurred in 2007 prior to the Company’s acquisition of Giant. The EPA has proposed a total penalty of $0.3 million provided the Company reaches a settlement with the EPA by May 13, 2010. The Company is currently negotiating a settlement with the EPA that includes a reduced penalty. The Company does not expect any penalties, corrective action, or other associated settlement costs related to this notice to have a material adverse effect on its business, financial condition, or results of operations.
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
     In late November 2009, the Company indefinitely suspended refining operations at the Bloomfield refinery. The Company currently operates the site as a products distribution terminal and crude oil storage facility. Bloomfield continues to use some of the refinery equipment to support the terminal and to store crude oil for the Gallup refinery. The Company has begun negotiations with the NMED to revise the 2009 NMED Amendment to reflect the indefinite suspension.
     Based on current information and the 2009 NMED Amendment, and favorably negotiating a revision to reflect the indefinite suspension of refining operations at the Bloomfield refinery, the Company estimates the total remaining capital expenditures that may be required pursuant to the 2009 NMED Amendment would be approximately $15 million and will occur primarily from 2010 through 2012. These capital expenditures will primarily be for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx, and particulate matter from the Gallup refinery. The 2009 NMED Amendment also provided for a $2.3 million penalty of which $0.3 million was paid to fund a Supplemental Environmental Project (“SEP”) prior to the third quarter of 2009. The remaining penalty of $2.0 million was accrued and is to be paid to fund a separate SEP in the State of New Mexico. Two of three scheduled payments of the remaining penalty totaling $1.3 million have been made by the Company. The first payment was made in November 2009, the second payment was made in March 2010, and the final payment is scheduled for September 2010. The Company does not expect implementation of the requirements in the 2005 NMED Agreement and the associated 2009 NMED Amendment will result in any soil or groundwater remediation or clean-up costs.
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
     Based on current information, the Company estimates a remaining undiscounted cost of $4.2 million for implementing the investigation and interim measures of the order. The Company has recorded a liability of $2.3 million, of which $1.2 million is discounted, relating to the investigation and interim measures of the final order implementation costs. As of March 31, 2010, the Company had expended $0.9 million to implement the order.
     Gallup 2007 RCRA Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. During the first quarter of 2009, the Company accrued $0.7 million for a proposed penalty related to this matter. The Company reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009 pursuant to the final settlement. The Company does not expect implementation of the requirements in the final settlement will result in any soil or groundwater remediation or clean-up costs. Based on current information, the Company estimates capital expenditures of approximately $8.9 million to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. In the second quarter of 2010, the Company will submit to the NMED, for approval, a plan with the design to upgrade the wastewater treatment plant. In April 2010, the Company submitted to the NMED, for approval, a plan with the design and construction schedule to upgrade the wastewater treatment plant.
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
     As a result of the acquisition of Giant, certain of the subsidiaries of the Company were defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida, and New Mexico. The Company and its subsidiaries have reached settlement agreements regarding most of these lawsuits, including the New Mexico suit. After these settlement agreements, there are currently a total of two lawsuits pending in New Hampshire and New Jersey. The settlements referenced above were not material individually or in the aggregate to the Company’s business, financial condition, or results of operations.
     Owners of a small hotel in Aztec, New Mexico, filed a lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street, which is owned by a subsidiary of the Company. Plaintiffs allege the damage primarily resulted from a release of petroleum hydrocarbons in 1992 and claim a component of the gasoline, MTBE, has contaminated their property as a result of this release. The Court has granted a summary judgment against Plaintiffs and dismissed all claims related to the alleged 1992 release.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     A subsidiary of the Company, Western Refining Yorktown, Inc. (“Western Yorktown”), declared force majeure under its crude oil supply agreement with Statoil Marketing & Trading (US) Inc. (“Statoil”) based on the effects of the Grane crude oil on its Yorktown refinery plant and equipment. Statoil filed a lawsuit against the subsidiary on March 28, 2008, in the Superior Court of Delaware in and for New Castle County. The parties have agreed to dismiss all claims and counterclaims with prejudice. Based on the terms of this settlement, the Company recorded a $20 million fourth quarter 2009 charge. We paid $10 million of this settlement in March 2010 and expect to pay another $10 million over a period of three years.
     A lawsuit has been filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who allege the Bureau of Indian Affairs (“BIA”), acted improperly in approving certain rights-of-way on land allotted to the individual Plaintiffs by the Navajo Nation, Arizona, New Mexico, and Utah (“Navajo Nation”). The lawsuit names the Company and numerous other defendants (“Right-of-Way Defendants”), and seeks imposition of a constructive trust and asserts these Right-of-Way Defendants are in trespass on the Allottee’s lands. The Court has dismissed all of Plaintiffs’ claims in this matter.
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
Other Matters
     In April 2010, a subsidiary of the Company received a demand from the Bankruptcy Litigation Trustee for a former customer of the subsidiary which requested the return of $4.8 million alleged to be preferential payments made by the former customer to the subsidiary of the Company. While the Company is disputing the entirety of this claim, the Company has recorded a non-material liability regarding a portion of the amount claimed. Regarding the remaining amount of this claim, there are potentially applicable factual and legal issues that have not been resolved.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As such, the Company has yet to determine whether a liability is probable and therefore cannot reasonably estimate any further amount of the claim, which may be payable.
     The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or cash flows.
     Narrow heavy sour crude oil differentials can significantly impact the results of operations for the Yorktown refinery. Such narrow crude oil differentials could make the Yorktown refinery uneconomical to operate. Due to these economic conditions, at December 31, 2009, the Company performed an impairment analysis of its Yorktown long-lived and intangible assets. The Company incorporated current industry analysts’ margin forecasts into its estimated cash flows. Based on the analysis, the Company determined that the carrying amount of its significant Yorktown operating assets continued to be recoverable as of December 31, 2009. No significant changes have occurred during the first quarter 2010 within the Yorktown market that would require revision of the analysis performed by the Company at December 31, 2009.
     Due to the effect of the current unfavorable economic conditions on the refining industry, and the Company’s expectations of a continuation of such conditions for the near term, the Company will continue to monitor both its operating assets and its capital projects for potential asset impairments or project write-offs until conditions improve. The Company’s current evaluations are focused on the Yorktown refinery long-lived assets, which had a carrying value of $715.2 million as of March 31, 2010. Changes in market conditions, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in significant impairment charges or project write-offs in the future, thus affecting the Company’s earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009, or 2009 Form 10-K, and elsewhere in this report. You should read such “Risk Factors” and “Forward-Looking Statements” in this report. In this Item 2, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc., or Giant, and its subsidiaries, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate three refineries with a total crude oil throughput capacity of approximately 221,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and a refinery near Gallup, New Mexico with a throughput capacity of approximately 23,000 bpd. Until November 2009, we also operated a 17,000 bpd refinery near Bloomfield, New Mexico. We indefinitely suspended refining operations at the Bloomfield refinery in late November 2009. We continue to operate Bloomfield as a refinery terminal. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque, New Mexico; near Flagstaff, Arizona; and Bloomfield, New Mexico; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of March 31, 2010, we also own and operate 150 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     Since the acquisition of Giant, we have increased our sour and heavy crude oil processing capacity as a percent of our total crude oil capacity from 12% prior to the acquisition to approximately 44% as of March 31, 2010. Sour and heavy crude oil has historically been less expensive to acquire than light sweet crude oil. However, beginning in the second quarter of 2009, price differentials have narrowed between sour and heavy crude oil and light sweet crude oil, particularly the heavy crude oil price differential at our Yorktown refinery has been significantly reduced. We have deferred certain smaller projects at our south crude unit in El Paso due to the narrow spread between sweet and sour crude oil and the overall economic environment. Deferment of the crude unit projects will limit sour runs to our current combined sour and heavy crude oil processing capability at maximum throughput until the projects in the crude unit are completed.
     We own a pipeline that runs from Southeast New Mexico to Northwest New Mexico. The pipeline can transport crude oil from Southeast New Mexico to the Four Corners region and south from Lynch, New Mexico to Jal, New Mexico. This pipeline provides us with an alternative method of transportation within New Mexico and an alternative supply of crude oil for our Gallup refinery. In addition, along with rail deliveries, this pipeline is capable of providing enough crude oil for the Gallup refinery to run full capacity. Based on lower product demand in the Four Corners area, we have removed the crude from portions of the pipeline, and we do not currently transport crude via pipeline from Southeast New Mexico. However, we presently use sections of the pipeline to deliver crude to our Gallup refinery, and to transport crude for unrelated third parties. We regularly evaluate cost effective and alternative sources of crude oil and operations of this pipeline. See Part I, Item 1A. “Risk Factors — We may not have sufficient crude oil to be able to run our Gallup refinery at the historical rates of our Four Corners refineries” in our 2009 annual report on Form 10-K.
     We report our operating results in three business segments: the refining group, the retail group, and the wholesale group. Our refining group operates the three refineries and related refined product distribution terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. See Note 3, Segment Information in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on our operating results by segment.
Major Influences on Results of Operations
     Refining. Our earnings and cash flows from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline, and other refined products, which in turn depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; the availability of imports; the marketing of competitive fuels; the price differentials on sour and heavy crude oils versus light sweet crude oils; and government regulation. While our net sales fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flows from our operations. The benchmark Gulf Coast unleaded gasoline price compared to West Texas Intermediate, or WTI, crude oil in the first quarter of 2010 averaged $7.30 margin per barrel compared to $7.95 margin per barrel for the same period in 2009. The benchmark Gulf Coast diesel fuel price compared to WTI crude oil in the first quarter of 2010 averaged $7.58 margin per barrel compared to $12.32 margin per barrel for the same period in 2009. Additionally, the increase in the price of crude oil beginning in the second quarter of 2009 and continuing through the first quarter of 2010 significantly reduced margins on asphalt and coke as compared to the first quarter of 2009. Another factor that continues to impact margins during the first quarter of 2010 as it has the last three quarters of 2009, was the narrowing of price differentials on sour and heavy crude oils versus light sweet crude oils. Our Yorktown refinery can process up to 100% of heavy crude oil, but margins can be significantly impacted by the pricing differential between heavy and WTI crude oil, as was the case for the first quarter of 2010 and the last three quarters of 2009. In addition, we had changes in our lower of cost or market or LCM reserve of $11.0 million related to our Yorktown inventories in the first quarter of 2009 that decreased our cost of products sold for the three months ended March 31, 2009, resulting in increased refining margins for the prior year quarter. The related LCM reserve was initially recognized during the fourth quarter of 2008.
     Other factors that impact our overall refinery gross margins are the sale of lower value products such as residuum, petroleum coke, and propane, particularly when crude costs are higher. In addition, our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume. For example, our Yorktown refinery liquid products yield for the first quarter 2010 was 93.2%. Coke production made up the majority of the balance of the product yield. Our results of operations are also significantly affected by our refineries’ direct operating expenses, especially the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended with gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. Primarily due to volatile fluctuations in refining margins beyond these seasonal trends, our results of operations did not necessarily reflect these seasonal trends during 2009 and may not reflect them for 2010.
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

     Periodically we have both major and minor planned maintenance turnarounds at our refineries that are expensed as incurred. We shut down the south crude unit for 19 days at the El Paso refinery during the first quarter of 2010. We also had a planned 10 day outage for a reformer regeneration at the Gallup refinery in March 2010. We have scheduled crude and coker unit turnarounds at the Yorktown refinery during the first quarter of 2011.
     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities; as such, we have no control over the changing market value of these inventories. Our inventory of crude oil and the majority of our refined products are valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. If the market values of our inventories decline below our cost basis, we would record a write-down of our inventories resulting in a non-cash charge to our cost of products sold. Under the LIFO inventory valuation method, this write-down is subject to recovery in future periods to the extent the market values of our inventories equal our cost basis relative to any LIFO inventory valuation write-downs previously recorded. In addition, due to the volatility in the price of crude oil and other blendstocks, we experienced fluctuations in our LIFO reserves between the first quarter of 2009 and the first quarter of 2010. See Note 5, Inventories in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on the impact of LIFO inventory accounting.
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
Critical Accounting Policies and Estimates
     We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. In order to apply these principles, we must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates, and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 annual report on Form 10-K.

Results of Operations
     The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three months ended March 31, 2010 and 2009. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.
Consolidated

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Statement of Operations Data:
Net sales (1)	$1,915,395	$1,368,198
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,765,461	1,047,831
Direct operating expenses (exclusive of depreciation and amortization) (1)	106,980	133,538
Selling, general and administrative expenses	16,501	35,018
Maintenance turnaround expense	23,286	104
Depreciation and amortization	34,282	34,240

Total operating costs and expenses	1,946,510	1,250,731

Operating income (loss)	(31,115)	117,467

Other income (expense):
Interest income	30	143
Interest expense	(36,774)	(27,055)
Amortization of loan fees	(2,414)	(1,554)
Other income (expense), net	(294)	922

Income (loss) before income taxes	(70,567)	89,923
Provision for income taxes	39,878	(30,995)

Net income (loss)	$(30,689)	$58,928

Basic earnings (loss) per share	$(0.35)	$0.86
Dilutive earnings (loss) per share	$(0.35)	$0.86
Weighted average basic shares outstanding	88,006	67,817
Weighted average dilutive shares outstanding	88,006	67,817
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$(147,572)	$96,840
Investing activities	(18,738)	(38,655)
Financing activities	116,750	(63,773)
Other Data:
Adjusted EBITDA (2)	$26,189	$141,921
Capital expenditures	18,843	38,655
Balance Sheet Data (at end of period):
Cash and cash equivalents	$25,330	$74,229
Working capital	249,361	335,666
Total assets	2,857,325	3,099,651
Total debt	1,237,308	1,277,250
Stockholders’ equity	658,385	870,713

(1)	Excludes $675.0 million and $388.2 million of intercompany sales; $673.7 million and $386.5 million of intercompany cost of products sold; and $1.3 million and $1.7 million of intercompany direct operating expenses for the three months ended March 31, 2010 and 2009, respectively.

(2)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, depreciation, amortization, maintenance turnaround expense, and LCM, inventory reserve adjustments. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.
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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net income (loss)	$(30,689)	$58,928
Interest expense	36,774	27,055
Provision for income taxes	(39,878)	30,995
Amortization of loan fees	2,414	1,554
Depreciation and amortization	34,282	34,240
Maintenance turnaround expense	23,286	104
Net change in LCM reserve	—	(10,955)

Adjusted EBITDA	$26,189	$141,921

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer rebates or discounts and excise taxes. Net sales for the three months ended March 31, 2010, were $1,915.4 million, compared to $1,368.2 million for the three months ended March 31, 2009, an increase of $547.2 million, or 40.0%. This increase was the result of increased sales from our refining, retail, and wholesale groups of $375.0 million, $25.9 million, and $145.3 million, respectively, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments increased from $57.34 in 2009 to $88.20 in 2010. This increase was partially offset by a decrease in sales volume. Our sales volume decreased by 0.6 million barrels, or 2.1%, to 28.5 million barrels for 2010 compared to 29.1 million barrels for 2009.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $1,765.5 million for the three months ended March 31, 2010, compared to $1,047.8 million for the three months ended March 31, 2009, an increase of $717.7 million, or 68.5%. This increase was primarily the result of increased cost of products sold from our refining, retail, and wholesale groups of $543.2 million, $26.8 million, and $147.7 million, respectively, net of intercompany transactions that eliminate in consolidation. A non-cash LCM inventory recovery of $11.0 million reduced cost of products sold in the three months ended March 31, 2009. No such recovery occurred during the three months ended March 31, 2010. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $47.35 to $83.55 for the three months ended March 31, 2009 and 2010, respectively. Cost of products sold for the three months ended March 31, 2009 includes $1.2 million in economic hedging losses previously reported as loss from derivative activities under other income (expense) in the first quarter 2009. This reclassification in the prior year was made to conform to the current presentation. Cost of products sold for the three months ended March 31, 2010 includes $2.8 million in economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $107.0 million for the three months ended March 31, 2010, compared to $133.5 million for the three months ended March 31, 2009, a decrease of $26.5 million, or 19.9%. Included in this decrease was $8.5 million related to the reversal of our December 2009 incentive bonus accrual. The decrease in direct operating expenses resulted from decreases of $22.9 million and $4.0 million, and an increase of $0.4 million in direct operating expenses of our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general and administrative expenses were $16.5 million for the three months ended March 31, 2010, compared to $35.0 million for the three months ended March 31, 2009, a decrease of $18.5 million, or 52.9%. Included in this decrease was $6.2 million related to the reversal of our December 2009 incentive bonus accrual. The decrease in selling, general and administrative expenses resulted from decreased expenses in our refining, retail, and wholesale groups of $7.5 million, $0.8 million, and $2.9 million, respectively, and a $7.4 million decrease in corporate overhead.
     The decrease of $7.4 million in corporate overhead was primarily due to decreased environmental fines and penalties ($2.9 million), incentive compensation ($2.6 million), professional and legal fees ($1.4 million), sponsorships ($0.5 million), repairs and maintenance ($0.4 million), and wages ($0.4 million). These decreases were partially offset by an increase in pension and retiree medical benefits ($0.9 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned major and minor maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the quarter ended March 31, 2010, we incurred costs of $23.3 million for the turnaround of the Southside FCCU and catalytic gasoline hydrotreater at the El Paso refinery. During the quarter ended March 31, 2009, we incurred costs of $0.1 million in anticipation of a turnaround scheduled for the first quarter of 2011 at the Yorktown refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2010, was $34.3 million, compared to $34.2 million for the three months ended March 31, 2009, an increase of $0.1 million, or 0.3%. The lack of significant change between periods is the result of the fourth quarter 2009 impairment of various long-lived and amortizable intangible assets of $52.8 million offset in part by increased depreciation from fixed assets put into service during 2009.
     Operating Income (Loss). Operating loss was $31.1 million for the three months ended March 31, 2010, compared to operating income of $117.5 million for the three months ended March 31, 2009, a decrease of $148.6 million. This decrease was attributable primarily to decreased refinery gross margins and the maintenance turnaround completed in El Paso in the first quarter of 2010 compared to higher refinery gross margins and minimal maintenance turnaround activity in the first quarter of 2009, partially offset by decreases in direct operating expenses and selling, general and administrative expenses.

     Interest Income. Interest income for the three months ended March 31, 2010 and 2009, was $0.03 million and $0.1 million, respectively. This decrease was primarily attributable to decreased balances of cash available for investment.
     Interest Expense. Interest expense for the three months ended March 31, 2010 was $36.8 million (net of capitalized interest of $0.8 million) compared to $27.1 million (net of capitalized interest of $3.8 million) for the three months ended March 31, 2009, an increase of $9.7 million, or 35.8%. This increase was primarily attributable to higher effective interest rates in the first quarter 2010 versus the first quarter 2009 offset by lower levels of outstanding debt.
     Amortization of Loan Fees. Amortization of loan fees for the three months ended March 31, 2010 was $2.4 million, compared to $1.6 million for the three months ended March 31, 2009, an increase of $0.8 million, or 50.0%. This increase is primarily the result of additional deferred loan fees incurred during 2009 of $30.7 million for new debt and amendments to our Term Loan Credit Agreement, or Term Loan, and our revolving credit agreement. This increase was partially offset by the reduction in amortization expense resulting from the second quarter 2009 write-off of $9.0 million in unamortized loan fees related to our term loan.
     Provision for Income Taxes. We recorded a benefit for income taxes of $39.9 million for the three months ended March 31, 2010, using an estimated effective tax rate of 56.5%, as compared to the federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and our currently estimated annual taxable income relative to the current period net loss.
     We recorded an expense for income taxes of $31.0 million for the three months ended March 31, 2009, using an estimated effective tax rate of 34.5% as compared to the federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and manufacturing activities deductions.
     Net Income (Loss). We reported a net loss of $30.7 million for the three months ended March 31, 2010, representing $0.35 net loss per share on weighted average dilutive shares outstanding of 88.0 million. For the first quarter of 2009, we reported net income of $58.9 million representing $0.86 net earnings per share on weighted average dilutive shares outstanding of 67.8 million.
     See additional analysis under the Refining Segment, Retail Segment, and Wholesale Segment.

Refining Segment

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per
	barrel data)
Net sales (including intersegment sales)	$1,917,958	$1,292,668
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,807,155	1,013,325
Direct operating expenses (exclusive of depreciation and amortization)	82,103	105,402
Selling, general and administrative expenses	3,081	10,595
Maintenance turnaround expense	23,286	104
Depreciation and amortization	29,276	29,242

Total operating costs and expenses	1,944,901	1,158,668

Operating income (loss)	$(26,943)	$134,000

Key Operating Statistics:
Total sales volume (bpd) (2)	249,623	260,452
Total refinery production (bpd)	192,502	228,164
Total refinery throughput (bpd) (3)	192,974	229,453
Per barrel of throughput:
Refinery gross margin (1)(4)	$6.38	$13.53
Gross profit (4)	4.69	12.11
Direct operating expenses (5)	4.73	5.10
     The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries

	Three Months Ended
	March 31,
	2010	2009
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	101,548	118,797
Diesel and jet fuel	73,061	85,548
Residuum	4,024	6,351
Other	8,167	10,357

Liquid products	186,800	221,053
By-products	5,702	7,111

Total refinery production (bpd)	192,502	228,164

Refinery throughput (bpd)
Sweet crude oil	126,234	128,809
Sour or heavy crude oil	50,325	72,775
Other feedstocks/blendstocks	16,415	27,869

Total refinery throughput (bpd)	192,974	229,453

El Paso Refinery

	Three Months Ended
	March 31,
	2010	2009
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	57,732	69,621
Diesel and jet fuel	44,624	51,960
Residuum	4,024	6,351
Other	2,801	3,550

Total refinery production (bpd)	109,181	131,482

Refinery throughput (bpd)
Sweet crude oil	94,210	104,307
Sour crude oil	9,628	16,854
Other feedstocks/blendstocks	6,783	12,560

Total refinery throughput (bpd)	110,621	133,721

Total sales volume (bpd) (2)	147,171	145,127
Per barrel of throughput:
Refinery gross margin (4)	$6.91	$13.57
Direct operating expenses (5)	3.77	3.83
Yorktown Refinery

	Three Months Ended
	March 31,
	2010	2009
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	29,359	33,279
Diesel and jet fuel	23,187	26,129
Other	4,544	5,809

Liquid products	57,090	65,217
By-products	5,702	7,111

Total refinery production (bpd)	62,792	72,328

Refinery throughput (bpd)
Sweet crude oil	12,817	27
Heavy crude oil	40,697	55,921
Other feedstocks/blendstocks	7,773	14,545

Total refinery throughput (bpd)	61,287	70,493

Total sales volume (bpd) (2)	70,391	80,498
Per barrel of throughput:
Refinery gross margin (1) (4)	$2.80	$11.87
Direct operating expenses (5)	4.54	5.20

Four Corners Refineries

	Three Months Ended
	March 31,
	2010 (6)	2009 (6)
Key Operating Statistics:
Refinery product yields (bpd)
Gasoline	14,457	15,897
Diesel and jet fuel	5,250	7,459
Other	822	998

Total refinery production (bpd)	20,529	24,354

Refinery throughput (bpd)
Sweet crude oil	19,207	24,475
Other feedstocks/blendstocks	1,859	764

Total refinery throughput (bpd)	21,066	25,239

Total sales volume (bpd) (2)	32,061	34,827
Per barrel of throughput:
Refinery gross margin (4)	$15.27	$18.37
Direct operating expenses (5)	7.54	10.01

(1)	Cost of products sold for the three months ended March 31, 2009 included a non-cash $11.0 million LCM recovery adjustment related to valuing our Yorktown inventories to net realizable market values. This non-cash adjustment resulted in a corresponding increase of $0.53 in combined refinery gross margin and $1.73 in Yorktown refinery gross margin for the three months ended March 31, 2009.

(2)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(3)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(4)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

The following table derives gross profit and reconciles gross profit to refinery gross margin for the periods presented:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per
	barrel data)
Net sales (including intersegment sales)	$1,917,958	$1,292,668
Cost of products sold (exclusive of depreciation and amortization)	1,807,155	1,013,325
Depreciation and amortization	29,276	29,242

Gross profit	81,527	250,101
Plus depreciation and amortization	29,276	29,242

Refinery gross margin	$110,803	$279,343

Refinery gross margin per refinery throughput barrel (1)	$6.38	$13.53

Gross profit per refinery throughput barrel (4)	$4.69	$12.11

(5)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

(6)	In late November 2009, we consolidated refining operations in the Four Corners region to produce refined products at the Gallup refinery only and have indefinitely suspended refining operations at our Bloomfield refinery.
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Net Sales. Net sales primarily consist of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended March 31, 2010, were $1,918.0 million, compared to $1,292.7 million for the three months ended March 31, 2009, an increase of $625.3 million, or 48.4%. This increase was primarily the result of higher sales prices for refined products. The average sales price per barrel increased from $55.13 in the first quarter of 2009, to $85.16 in the first quarter of 2010, an increase of 54.5%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $1,807.2 million for the three months ended March 31, 2010, compared to $1,013.3 million for the three months ended March 31, 2009, an increase of $793.9 million, or 78.3%. This increase was primarily the result of higher crude oil costs. The average cost per barrel increased from $37.83 in the first quarter of 2009, to $76.96 in the first quarter of 2010, an increase of 103.4%. Also contributing to this increase were increased third-party purchases ($147.8 million), a change in our LIFO reserve ($30.2 million), and increased purchases of other feedstocks and blendstocks ($28.9 million). Refinery gross margin per throughput barrel decreased from $13.53 in the first quarter of 2009 to $6.38 in the first quarter of 2010, reflecting lower refining margins. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $4.69 and $12.11 for the three months ended March 31, 2010 and 2009, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $82.1 million for the three months ended March 31, 2010, compared to $105.4 million for the three months ended March 31, 2009, a decrease of $23.3 million, or 22.1%. This decrease primarily resulted from decreased personnel costs ($12.0 million), including the reversal of our December 2009 incentive bonus accrual and the termination of the pension plan at the El Paso refinery ($6.0 million and $1.5 million, respectively), decreased environmental expenses resulting from revising our remediation estimate for the Yorktown refinery, cost recoveries for remediation projects at the El Paso refinery and various other reductions in remediation costs between quarters ($4.2 million), decreased chemicals and catalyst expense ($4.2 million), decreased insurance expense ($1.5 million), decreased electricity expense ($1.9 million), decreased outside support services ($0.6 million), and decreased property taxes ($0.5 million). These decreases were partially offset by increased natural gas expense ($1.9 million) and increased maintenance expense ($0.8 million).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $3.1 million for the three months ended March 31, 2010, compared to $10.6 million for the three months ended March 31, 2009, a decrease of $7.5 million, or 70.9%. This decrease primarily resulted from decreases in personnel costs, primarily related to the reversal of our December 2009 incentive bonus accrual ($4.5 million), bad debt expense ($1.2 million), marketing expenses ($0.8 million), professional and legal fees ($0.6 million), and information technology expenses ($0.3 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned major and minor maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the quarter ended March 31, 2010, we incurred costs of $23.3 million for the turnaround at the south side of the El Paso refinery. During the quarter ended March 31, 2009, we incurred costs of $0.1 million related to the next scheduled turnaround at the Yorktown refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2010, was $29.3 million, compared to $29.2 million for the three months ended March 31, 2009.
     Operating Income (Loss). Our operating loss was $26.9 million for the three months ended March 31, 2010, compared to $134.0 million of operating income for the three months ended March 31, 2009, a decrease of $160.9 million. This decrease was attributable primarily to decreased refinery gross margins in the first quarter of 2010 compared to the first quarter of 2009 and increased maintenance turnaround expense. These decreases were partially offset by decreased direct operating expenses and decreased selling, general and administrative expenses.
Retail Segment

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$158,580	$132,676
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	138,147	111,322
Direct operating expenses (exclusive of depreciation and amortization)	16,166	15,799
Selling, general and administrative expenses	702	1,467
Depreciation and amortization	2,406	2,273

Total operating costs and expenses	157,421	130,861

Operating income	$1,159	$1,815

Operating Data:
Fuel gallons sold (in thousands)	46,364	49,303
Fuel margin per gallon (1)	$0.15	$0.16
Merchandise sales	$42,751	$43,938
Merchandise margin (2)	27.9%	28.0%
Operating retail outlets at period end	150	152

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per gallon data)
Net Sales:
Fuel sales	$127,297	$97,659
Excise taxes included in fuel revenues	(17,481)	(15,167)
Merchandise sales	42,751	43,938
Other sales	6,013	6,246

Net sales	$158,580	$132,676

Cost of Products Sold:
Fuel cost of products sold	$120,141	$89,978
Excise taxes included in fuel cost of products sold	(17,481)	(15,167)
Merchandise cost of products sold	30,837	31,655
Other cost of products sold	4,650	4,856

Cost of products sold	$138,147	$111,322

Fuel margin per gallon (1)	$0.15	$0.16

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold.

(2)	Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the convenience store industry to measure operating results related to merchandise sales.
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the three months ended March 31, 2010, were $158.6 million, compared to $132.7 million for the three months ended March 31, 2009, an increase of $25.9 million, or 19.5%. This increase was primarily due to an increase in the sales price of gasoline and diesel fuel. The average sales price per gallon including excise taxes increased from $1.98 in the first quarter of 2009, to $2.75 in the first quarter of 2010. This increase was partially offset by decreased merchandise sales.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $138.1 million for the three months ended March 31, 2010, compared to $111.3 million for the three months ended March 31, 2009, an increase of $26.8 million, or 24.1%. This increase was primarily due to increased costs of gasoline and diesel fuel. Average fuel cost per gallon including excise taxes increased from $1.82 in the first quarter of 2009, to $2.59 in the first quarter of 2010.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $16.2 million for the three months ended March 31, 2010, compared to $15.8 million for the three months ended March 31, 2009, an increase of $0.4 million, or 2.5%.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $0.7 million for the three months ended March 31, 2010, compared to $1.5 million for the three months ended March 31, 2009, a decrease of $0.8 million, or 53.3%. This decrease was primarily due to decreased personnel costs ($0.8 million).

     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2010, was $2.4 million, compared to $2.3 million for the three months ended March 31, 2009, an increase of $0.1 million, or 4.3%.
     Operating Income (Loss). Operating income for the three months ended March 31, 2010, was $1.2 million, compared to operating income of $1.8 million for the three months ended March 31, 2009, a decrease of $0.6 million, or 33.3%. This decrease was primarily due to decreased merchandise and fuel margins and increased operating expenses which were partially offset by decreased selling, general and administrative expenses in the first quarter of 2010 compared to the same period in 2009.
Wholesale Segment

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$513,838	$331,011
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	493,890	309,670
Direct operating expenses (exclusive of depreciation and amortization)	9,961	14,008
Selling, general and administrative expenses	1,939	4,758
Depreciation and amortization	1,385	1,414

Total operating costs and expenses	507,175	329,850

Operating income	$6,663	$1,161

Operating Data:
Fuel gallons sold (in thousands)	217,739	199,100
Fuel margin per gallon (1)	$0.07	$0.07
Lubricant sales	$23,392	$31,787
Lubricant margin (2)	8.4%	8.9%

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per gallon data)
Net Sales:
Fuel sales	$540,591	$349,211
Excise taxes included in fuel sales	(57,407)	(56,714)
Lubricant sales	23,392	31,787
Other sales	7,262	6,727

Net sales	$513,838	$331,011

Cost of Products Sold:
Fuel cost of products sold	$526,236	$334,923
Excise taxes included in fuel sales	(57,407)	(56,714)
Lubricant cost of products sold	21,430	28,973
Other cost of products sold	3,631	2,488

Cost of products sold	$493,890	$309,670

Fuel margin per gallon	$0.07	$0.07

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold.

(2)	Lubricant margin is a measurement calculated by dividing the difference between lubricant sales and lubricant cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the three months ended March 31, 2010, were $513.8 million, compared to $331.0 million for the three months ended March 31, 2009, an increase of $182.8 million, or 55.2%. This increase was primarily due to an increase in the average sales price of refined products and increased fuel sales volume. The average sales price per gallon of refined products, including excise taxes, increased from $1.75 in the first quarter of 2009, to $2.48 in the first quarter of 2010. Fuel sales volume increased from 199.1 million gallons in the first quarter of 2009, to 217.7 million gallons for the same period in 2010. These increases were partially offset by a decrease in the average price of lubricants and sales volume. The average price per gallon of lubricants decreased from $10.26 for the three months ended March 31, 2009, to $9.33 for the same period in 2010. Lubricant sales volume decreased from 3.1 million gallons for the three months ended March 31, 2009, to 2.5 million for the same period in 2010.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $493.9 million for the three months ended March 31, 2010, compared to $309.7 million for the three months ended March 31, 2009, an increase of $184.2 million, or 59.5%. This increase was primarily due to increased costs of refined products and purchased fuel volume. The average cost per gallon of refined products, including excise taxes, increased from $1.68 in the first quarter of 2009, to $2.41 in the first quarter of 2010. This increase was partially offset by a decrease in the average cost of lubricants and purchased sales volume. The average cost of lubricants per gallon decreased from $9.36 for the three months ended March 31, 2009, to $8.55 for the same period in 2010.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $10.0 million for the three months ended March 31, 2010, compared to $14.0 million for the three months ended March 31, 2009, a decrease of $4.0 million, or 28.6%. This decrease primarily resulted from lower personnel costs ($4.2 million) including the reversal of our December 2009 incentive bonus accrual ($1.9 million).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of overhead and marketing expenses. Selling, general and administrative expenses were $1.9 million for the three months ended March 31, 2010, compared to $4.8 million for the three months ended March 31, 2009, a decrease of $2.9 million, or 60.4%. This decrease primarily resulted from lower personnel costs ($2.1 million), including the reversal of our December 2009 incentive bonus accrual ($1.1 million) and decreased bad debt expense ($0.6 million).
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2010 and 2009, was $1.4 million, respectively, for both periods.
     Operating Income. Operating income for the three months ended March 31, 2010, was $6.7 million, compared to $1.2 million for the three months ended March 31, 2009, an increase of $5.5 million, or 458.3%. This increase primarily resulted from decreased direct operating expenses and selling, general and administrative expenses.
Outlook
     The impact of a continued weak economy, reduced demand for refined products, and narrowing differentials between light and heavy crude oil prices negatively impacted our refining margins throughout much of 2009 and the first quarter of 2010. New global refining capacity has also led to an increase in refined product inventories that has caused downward pressure on margins. Until the economy recovers and demand improves, we expect refining margins to continue to be negatively impacted. Also, as a result of these current unfavorable industry fundamentals, several refineries in North America have been temporarily or permanently idled.

     Our refining margins have shown some improvement in April of 2010 as compared to the first quarter of 2010, particularly in the Southwest. Through the end of April both the Gulf Coast 3:2:1 and New York Harbor 2:1:1 benchmark crack spreads are more than $2.00 higher than the first quarter of 2010, primarily due to increased gasoline and diesel crack spreads as we enter the spring 2010 driving season. However, refining margins remain volatile due to current market conditions.
     Additionally, the recent financial performance of our Yorktown refinery has negatively impacted our overall results of operations. Particularly, narrow heavy sour crude oil differentials have had a significant impact on operating results at Yorktown. Such narrow crude oil differentials could make the Yorktown refinery uneconomical to operate. Due to these economic conditions, at December 31, 2009, we performed an impairment analysis of our Yorktown long-lived and intangible assets, incorporating current industry analysts’ margin forecasts into its estimated cash flows. Based on the analysis, we determined that the carrying amount of our significant Yorktown operating assets continued to be recoverable as of December 31, 2009. No significant changes have occurred during the first quarter 2010 within the Yorktown market that would require revision of the analysis performed by the Company at December 31, 2009.
     Due to the effect of the current unfavorable economic conditions on the refining industry, and our expectations of a continuation of such conditions for the near term, we will continue to monitor both our operating assets and capital projects for potential asset impairments or project write-offs until conditions improve. Our current evaluations are focused on the Yorktown refinery long-lived assets, which had a carrying value of $715.2 million as of March 31, 2010. Changes in market conditions, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in significant impairment charges or project write-offs in the future, thus affecting our earnings.
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
Liquidity and Capital Resources
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows provided by (used in) operating activities	$(147,572)	$96,840
Cash flows used in investing activities	(18,738)	(38,655)
Cash flows provided by (used in) financing activities	116,750	(63,773)

Net decrease in cash and cash equivalents	$(49,560)	$(5,588)

Cash Flows Provided by (Used In) Operating Activities
     Net cash used by operating activities for the three months ended March 31, 2010, was $147.6 million. The most significant users of cash were net cash outflow from a change in operating assets and liabilities ($117.5 million), non-cash deferred income taxes ($41.0 million), and our net loss ($30.7 million). The most significant providers of cash were adjustments to net income for non-cash items such as depreciation and amortization ($34.3 million), amortization of original issue discount ($3.9 million), amortization of loan fees ($2.4 million), and stock-based compensation ($1.2 million).
     Net cash provided by operating activities for the three months ended March 31, 2009, was $96.8 million. The most significant providers of cash were our net income ($58.9 million) and adjustments to net income for non-cash items such as depreciation and amortization ($34.2 million), deferred income taxes ($26.9 million), amortization of loan fees ($1.6 million), stock-based compensation ($1.0 million), and the loss on disposal of assets ($0.3 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($26.1 million).
Cash Flows used in Investing Activities
     Net cash used in investing activities for the three months ended March 31, 2010, was $18.7 million (including capitalized interest of $0.8 million), primarily relating to capital expenditures. Total capital spending for the first quarter of 2010 included spending on the MSAT II project ($12.5 million), other improvement projects at our El Paso refinery ($2.6 million), and several other improvement and regulatory projects at our Gallup and Yorktown refineries ($2.1 million). In addition, our total capital spending included projects for our retail group ($0.2 million) and our wholesale group ($0.1 million). We currently expect to spend approximately $99.9 million (excluding capitalized interest) in capital expenditures for all of 2010.
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
Cash Flows used in Financing Activities
     Net cash provided by financing activities for the three months ended March 31, 2010, was $116.8 million. Cash used in financing activities for the first quarter of 2010 included net borrowings from our revolving credit facility ($120.0 million) and principal payments on our Term Loan ($3.3 million).
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
Working Capital
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and our revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. The modestly improving refining margin environment during the first quarter of 2010 compared to the fourth quarter of 2009 positively impacted our earnings and cash flows. Our refining gross margin increased from $4.89 per throughput barrel in the fourth quarter of 2009 to $6.38 per throughput barrel in the first quarter of 2010. However, a planned 19-day maintenance turnaround at our El Paso refinery and a planned 10-day outage at our Gallup refinery during the first quarter of 2010 resulted in a temporary increase in inventory levels and prepaid expenses for inventory compared to the fourth quarter of 2009. We expect to reduce inventory levels to more historical levels during the second quarter of 2010.
     Refining margins may be volatile in subsequent quarters. Our margins may deteriorate significantly, potentially reducing our earnings and cash flows. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I, Item 1A. “Risk Factors” in our 2009 annual report on Form 10-K and elsewhere in this quarterly report. If any of these events should transpire, we could be unable to comply with the financial covenants set forth in our credit facilities (described below). If we fail to achieve the financial covenant threshold levels, we could be prohibited from borrowing under our revolving credit facility for our working capital needs or issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, in order to operate our business.
     We are considering additional alternatives to further improve our capital structure by increasing our cash balances and/or reducing or refinancing a portion of the remaining balance on our Term Loan. These alternatives include various strategic initiatives and potential asset sales as well as potential public or private equity or debt financings. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We can give no assurances that we will be able to sell any of our assets or obtain additional financing on terms acceptable to us, or at all. However, given our view of current operations, our outlook on refining margins and the overall economy and the credit and capital markets, we anticipate that we will be able to satisfy our working capital requirements in the near term.
     Working capital at March 31, 2010, was $249.4 million, consisting of $994.6 million in current assets and $745.2 million in current liabilities. As of March 31, 2010, the gross availability under the 2007 Revolving Credit Agreement was $625.5 million determined based on an advance rate formula tied to our accounts receivable and inventory levels. As of March 31, 2010, the Company had net availability under the 2007 Revolving Credit Agreement of $184.5 million due to $271.0 million in letters of credit outstanding and $170.0 million in outstanding direct borrowings. Working capital at December 31, 2009, was $311.3 million, consisting of $944.2 million in current assets and $632.9 million in current liabilities. As of December 31, 2009, we had net availability of $305.6 million under our 2007 Revolving Credit Agreement. Our average net availability under the 2007 Revolving Credit Agreement for the month of April 2010 was $248.1 million.
Indebtedness
     Senior Secured Notes. In June 2009, we issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes, or the Fixed Rate Notes. The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes, or the Floating Rate Notes, and together with the Fixed Rate Notes, the Senior Secured Notes. The Fixed Rate Notes mature on June 15, 2017 and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009 at a rate of 11.25% per annum. The Fixed Rate Notes may be redeemed by us at our option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. As of March 31, 2010, the fair value of the Fixed Rate Notes was $295.8 million. The Floating Rate Notes mature on June 15, 2014 and pay interest quarterly beginning on September 15, 2009 at a per annum rate, reset quarterly, equal to 3-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50%. The interest rate on the Floating Rate Notes as of March 31, 2010 was 10.75%. The Floating Rate Notes may be redeemed by us at our option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter.
     Proceeds from the issuance of the Fixed Rate Notes were $290.7 million, net of an original issue discount of $27.8 million and underwriting discounts of $6.5 million. Proceeds from the issuance of the Floating Rate Notes were $247.5 million, net of an original issue discount of $22.0 million and underwriting discounts of $5.5 million. We paid $2.1 million in other financing costs related to the Senior Secured Notes. The fair value of the Floating Rate Notes was $250.3 million at March 31, 2010. We are amortizing the original issue discounts using the effective interest method over the life of the notes. The combined proceeds from the issuance and sale of the Senior Secured Notes were used to repay a portion of the outstanding indebtedness under the Term Loan Credit Agreement, or Term Loan.
     The Senior Secured Notes are guaranteed by all of our domestic restricted subsidiaries in existence on the date the Senior Secured Notes were issued. The Senior Secured Notes will also be guaranteed by all future wholly-owned domestic restricted subsidiaries and by any restricted subsidiary that guarantees any of our indebtedness under credit facilities that are secured by a lien on the collateral securing the Senior Secured Notes. The Senior Secured Notes are also secured on a first-priority basis, equally and ratably with our Term Loan and any future other pari passu secured obligation, by the collateral securing the Term Loan, which consists of our fixed assets, including our refineries, and on a second-priority basis, equally and ratably with the Term Loan and any future other pari passu secured obligation, by the collateral securing the 2007 Revolving Credit Agreement, which consists of our cash and cash equivalents, trade accounts receivable, and inventory.
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
     Convertible Senior Notes. We issued and sold $215.5 million in aggregate principal amount of our 5.75% Senior Convertible Notes due 2014, or the Convertible Senior Notes, during June and July 2009. The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per year beginning on December 15, 2009. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of our obligation upon conversion of the Convertible Senior Notes, we may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes in June and July 2009 were $209.0 million, net of underwriting discounts of $6.5 million, and were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate used by us to determine the liability and equity components of the Convertible Senior Notes was 13.75%. We paid $0.5 million in other financing costs related to the Convertible Senior Notes. We valued the conversion feature at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. The discount on the Convertible Senior Notes is amortized using the effective interest method over the life of the notes. As of March 31, 2010, the fair value of the Convertible Senior Notes was $173.4 million and the if-converted value is less than its principal amount.
     Term Loan Credit Agreement. The Term Loan has a maturity date of May 30, 2014 and is secured by our fixed assets, including our refineries. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014 with the remaining balance due on the maturity date. We made principal payments on the Term Loan of $3.3 million in the first quarters of 2010 and 2009. The average interest rates under the Term Loan for the first quarters of 2010 and 2009 were 10.75% and 8.88%, respectively. As of March 31, 2010, the interest rate under the Term Loan was 10.75%. We amended the Term Loan during the second and fourth quarters of 2009 in connection with the new debt offerings and in order to modify certain of the financial covenants. To effect these amendments, we paid $3.4 million in amendment fees. As a result of the partial paydown of the Term Loan in June 2009, we expensed $9.0 million during the second quarter to write-off a portion of the unamortized loan fees related to the Term Loan. As of March 31, 2010, the fair value of the Term Loan was $340.1 million.
     2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable, and inventory, can be used to refinance existing indebtedness of us and our subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. As of March 31, 2010, the gross availability under the 2007 Revolving Credit Agreement was $625.5 million determined based on an advance rate formula tied to our accounts receivable and inventory levels. As of March 31, 2010, we had net availability under the 2007 Revolving Credit Agreement of $184.5 million due to $271.0 million in letters of credit outstanding and $170.0 million in outstanding direct borrowings. Our average net availability under the 2007 Revolving Credit Agreement for the month of April 2010 was $248.1 million. The average interest rates under the 2007 Revolving Credit Agreement for the first quarters of 2010 and 2009 were 6.25% and 5.20%, respectively. At March 31, 2010, the interest rate under the 2007 Revolving Credit Agreement was 6.25%. We amended the 2007 Revolving Credit Agreement during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. We incurred $5.6 million in fees related to these amendments.
     Guarantees of the Term Loan and the Revolving Credit Agreement. The Term Loan and the 2007 Revolving Credit Agreement, or together the Agreements, are guaranteed on a joint and several basis by subsidiaries of Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.
     Certain Covenants in Agreements. The Agreements contain certain covenants, including limitations on debt, investments, and dividends; and financial covenants relating to minimum interest coverage, maximum leverage, and minimum EBITDA. Pursuant to the Agreements, we agreed to not pay cash dividends on our common stock until after December 31, 2009. We were in compliance with all applicable covenants set forth in the Agreements at March 31, 2010. The following table sets forth the more significant financial covenants on minimum consolidated EBITDA, minimum consolidated interest coverage (as defined therein), and maximum consolidated leverage (as defined therein) by quarter:

		Minimum
	Minimum Consolidated	Consolidated	Maximum
	EBITDA	Interest Coverage	Consolidated
Fiscal Quarter Ending	(in thousands)	Ratio	Leverage Ratio
March 31, 2010 (1)	$5,000	N/A	N/A
June 30, 2010 (1)	80,000	1.00 to 1.00	N/A
September 30, 2010 (1)	140,000	1.25 to 1.00	N/A
December 31, 2010	N/A	1.50 to 1.00	5.25 to 1.00
March 31, 2011	N/A	1.50 to 1.00	5.25 to 1.00
June 30, 2011 and thereafter	N/A	2.00 to 1.00	4.50 to 1.00

(1)	Minimum consolidated EBITDA is for the three, six, and nine months ending March 31, June 30, and September 30, 2010, respectively.
Contractual Obligations and Commercial Commitments
     As a result of a 2009 fourth quarter amendment, our 2007 Revolving Credit Agreement requires that all receipts be swept daily to reduce borrowings outstanding under the 2007 Revolving Credit Agreement. This structure became effective during March 2010. Under this structure, borrowings under our 2007 Revolving Credit Agreement are paid using current period cash flows. With this change, all amounts due under the 2007 Revolving Credit Agreement are classified as current and due within one year. The outstanding balance on the 2007 Revolving Credit Agreement was $170.0 million at March 31, 2010.
     In February, 2010 we began receiving crude oil on a long-term purchase contract. The contract terms stipulate a minimum daily volume delivery of 10,000 barrels and 5,800 barrels of WTS and WTI, respectively, beginning February 1, 2010, through December 31, 2019. We calculated our contractual purchase obligation using crude oil pricing at December 31, 2009, multiplied by contract volumes. Our resulting annual contractual obligation under this agreement is $381.5 million for 2010 and $416.9 million annually thereafter through December 31, 2019.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
     Changes in commodity prices and interest rates are our primary sources of market risk.

Commodity Price Risk
     We are exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline and other refined products; changes in the economy; worldwide production levels; worldwide inventory levels; and governmental regulatory initiatives. Our risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of March 31, 2010, we held approximately 6.7 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $58.21 per barrel. At March 31, 2010, aggregated LIFO costs exceeded the current cost of our crude oil, refined product, and other feedstock and blendstock inventories by $156.6 million.
     In accordance with FASC 161, Accounting for Derivative Instruments and Hedging Activities, all commodity futures contracts, price swaps, and options are recorded at fair value and any changes in fair value between periods are recorded in our Condensed Consolidated Statements of Operations as a component of cost of products sold.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts, price swaps, or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in cost of products sold at the end of each period. For the three months ended March 31, 2010 and 2009, we had $2.8 million and $1.2 million, respectively, in net losses settled or accounted for using mark-to-market accounting.
     At March 31, 2010, we had open commodity derivative instruments consisting of crude oil futures and finished product price swaps on a net 754,000 barrels to protect the value of certain crude oil, finished product, and blendstock inventories for the second quarter of 2010. These open instruments had total unrealized net losses at March 31, 2010, of $0.5 million.
     During the three months ended March 31, 2010, we did not have any commodity derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of March 31, 2010, $796.6 million of our outstanding debt, excluding unamortized discount, was at floating interest rates based on LIBOR and prime rates. An increase in these base rates of 1% would increase our interest expense by $8.0 million per year.

Item 4.	Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information

Item 1.	Legal Proceedings
     In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. We incorporate by reference the information regarding contingencies in Note 22, Contingencies, to our Condensed Consolidated Financial Statements set forth in Item 8. Financial Statements and Supplementary Data of our 2009 annual report on Form 10-K. Other than as described below, there were no material developments during the quarter in any of the legal proceedings described therein. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition, or results of operations.
MTBE Litigation
     Lawsuits have been filed in numerous states alleging that methyl tertiary butyl ether, or MTBE, a high octane blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies. MTBE contamination primarily results from leaking underground or aboveground storage tanks. The suits allege MTBE contamination of water supplies owned and operated by the plaintiffs, who are generally water providers or governmental entities. The plaintiffs assert that numerous refiners, distributors, or sellers of MTBE and/or gasoline containing MTBE are responsible for the contamination. The plaintiffs also claim that the defendants are jointly and severally liable for compensatory and punitive damages, costs, and interest. Joint and several liability means that each defendant may be liable for all of the damages even though that party was responsible for only a small part of the damages.
     As a result of the acquisition of Giant, certain of our subsidiaries were defendants in approximately 40 of these MTBE lawsuits pending in Virginia, Connecticut, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Florida, and New Mexico. We and our subsidiaries have reached settlement agreements regarding most of these lawsuits, including the New Mexico suit. After these settlement agreements, there are currently a total of two lawsuits pending in New Hampshire and New Jersey. The settlements referenced above were not material individually or in the aggregate to our business, financial condition, or results of operations.
     Owners of a small hotel in Aztec, New Mexico, filed a lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street, which is owned by our subsidiary. Plaintiffs allege the damage primarily resulted from a release of petroleum hydrocarbons in 1992 and claim a component of the gasoline, MTBE, has contaminated their property. The Court has granted a summary judgment against Plaintiffs and dismissed all claims related to the alleged 1992 release.
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

     A lawsuit has been filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who allege the Bureau of Indian Affairs, or BIA, acted improperly in approving certain rights-of-way on land allotted to the individual Plaintiffs by the Navajo Nation, Arizona, New Mexico, and Utah, or Navajo Nation. The lawsuit names us and numerous other defendants, or Right-of-Way Defendants, and seeks imposition of a constructive trust and asserts these Right-of-Way Defendants are in trespass on the Allottee’s lands. We dispute these claims and we are defending ourselves accordingly.
     Regarding the claims asserted against us referenced above, potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable and we cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, we have not recorded a liability for these pending lawsuits.

Item 1A.	Risk Factors
     A discussion of the risks we face can be found in our 2009 annual report on Form 10-K under Part I, Item 1A. “Risk Factors.” As of the date hereof, there have been no material changes to the risk factors set forth in our 2009 annual report on Form 10-K.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	May 7, 2010
Gary R. Dalke	(Principal Financial Officer)