Form 10-Q
period 2010-06-30
Western Refining, Inc.
filed 2010-08-06
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
As of July 30, 2010, there were 88,976,882 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES
INDEX

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
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	adverse changes in the credit ratings assigned to our debt instruments;

•	conditions in the capital markets;

•	our ability to raise additional funds for our working capital needs in the public or private debt or equity markets;

•	adverse changes in our crude oil suppliers’ view as to our creditworthiness;

•	worsening of the economic downturn and instability and volatility in the financial markets;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	changes in crack spreads;

•	changes in the spread between West Texas Intermediate, or WTI, crude oil and West Texas Sour, or WTS, crude oil, also referred to as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Mayan crude oil, also known as the light/heavy spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil;

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption, pipeline disruptions, or business failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects, and failure to realize the expected benefits from those projects;

i

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, climate change, safety, tax and other laws, policies and regulations, and enforcement initiatives;

•	rulings, judgments or settlements in litigation, or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	the price, availability, and acceptance of alternative fuels and alternative-fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism, and other matters beyond our control; and

•	other factors discussed in more detail under Part I. — Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, or 2009 10-K, which are incorporated herein by this reference, and in Part II. — Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q.
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
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$20,376	$74,890
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $2,299 and $1,571, respectively	343,744	337,559
Inventories	448,489	422,753
Prepaid expenses	152,355	29,216
Other current assets	36,727	79,740

Total current assets	1,001,691	944,158
Property, plant, and equipment, net	1,737,202	1,767,900
Intangible assets, net	60,662	61,693
Other assets, net	46,744	50,903

Total assets	$2,846,299	$2,824,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$350,770	$405,684
Accrued liabilities	105,321	118,569
Current deferred income tax liability, net	43,792	45,651
Current portion of long-term debt	198,000	63,000

Total current liabilities	697,883	632,904

Long-term liabilities:
Long-term debt, less current portion	1,054,847	1,053,664
Deferred income tax liability, net	373,508	391,348
Environmental, postretirement, and other liabilities	46,014	58,286

Total long-term liabilities	1,474,369	1,503,298

Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 88,976,882 and 88,688,717 shares issued, respectively	890	887
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	584,975	583,458
Retained earnings	110,584	126,920
Accumulated other comprehensive loss, net of tax	(959)	(1,370)
Treasury stock, 698,006 shares at cost	(21,443)	(21,443)

Total stockholders’ equity	674,047	688,452

Total liabilities and stockholders’ equity	$2,846,299	$2,824,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$2,145,337	$1,583,545	$4,060,732	$2,951,743
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,906,941	1,368,380	3,672,402	2,416,211
Direct operating expenses (exclusive of depreciation and amortization)	113,968	123,940	220,948	257,478
Selling, general, and administrative expenses	21,072	27,160	37,573	62,178
Goodwill impairment loss	—	299,552	—	299,552
Maintenance turnaround expense	—	3,218	23,286	3,322
Depreciation and amortization	34,759	40,417	69,041	74,657

Total operating costs and expenses	2,076,740	1,862,667	4,023,250	3,113,398

Operating income (loss)	68,597	(279,122)	37,482	(161,655)
Other income (expense):
Interest income	136	37	166	180
Interest expense and other financing costs	(37,295)	(27,968)	(74,069)	(55,023)
Amortization of loan fees	(2,420)	(1,483)	(4,834)	(3,037)
Write-off of unamortized loan fees	—	(9,047)	—	(9,047)
Other income (expense), net	4,213	3,711	3,919	4,633

Income (loss) before income taxes	33,231	(313,872)	(37,336)	(223,949)
Provision for income taxes	(18,878)	6,555	21,000	(24,440)

Net income (loss)	$14,353	$(307,317)	$(16,336)	$(248,389)

Net earnings (loss) per share:
Basic	$0.16	$(4.20)	$(0.19)	$(3.51)
Diluted	$0.16	$(4.20)	$(0.19)	$(3.51)
Weighted average common shares outstanding:
Basic	88,222	72,561	88,115	70,202
Diluted	88,222	72,561	88,115	70,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(16,336)	$(248,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment loss	—	299,552
Depreciation and amortization	69,041	74,657
Amortization of loan fees	4,834	3,037
Amortization of original issue discount	7,683	721
Write-off of unamortized loan fees	—	9,047
Stock-based compensation expense	2,453	2,319
Deferred income taxes	(19,699)	42,551
(Gain) loss on disposal of assets	(121)	198
Changes in operating assets and liabilities:
Accounts receivable	(6,185)	(60,876)
Inventories	(25,736)	(2,783)
Prepaid expenses	(123,139)	(31,832)
Other assets	42,412	(19,371)
Accounts payable	(55,094)	74,990
Accrued liabilities	(14,181)	(24,556)
Postretirement and other long-term liabilities	(12,055)	1,270

Net cash provided by (used in) operating activities	(146,123)	120,535

Cash flows from investing activities:
Capital expenditures	(37,081)	(69,728)
Proceeds from the sale of assets	190	387

Net cash used in investing activities	(36,891)	(69,341)

Cash flows from financing activities:
Additions to long-term debt	—	732,196
Payments on long-term debt	(6,500)	(904,192)
Common stock offering	—	170,914
Revolving credit facility, net	135,000	(60,000)
Deferred financing costs	—	(2,901)
Repurchases of common stock	—	(573)

Net cash provided by (used in) financing activities	128,500	(64,556)

Net decrease in cash and cash equivalents	(54,514)	(13,362)
Cash and cash equivalents at beginning of period	74,890	79,817

Cash and cash equivalents at end of period	$20,376	$66,455

Supplemental disclosures of cash flow information for:
Income taxes refunded	$(50,732)	$(5,765)
Interest paid	69,217	71,614
Non-cash investing and financing activities:
Reduction of long-term debt for original issue discounts and deferred financing costs	—	68,267
Equity component of convertible notes, net of deferred taxes of $21.0 million and issuance costs of $1.7 million	—	34,278
Accrued capital expenditures	(180)	11,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$14,353	$(307,317)	$(16,336)	$(248,389)
Other comprehensive income (loss) items:
Defined benefit plans:
Reclassification of losses to income	(4)	(213)	(8)	215
Pension plan revalutation adjustment	175	25,689	617	25,689

Other comprehensive income before tax	171	25,476	609	25,904
Income tax	(64)	(9,470)	(199)	(9,625)

Other comprehensive income, net of tax	107	16,006	410	16,279

Comprehensive income (loss)	$14,460	$(291,311)	$(15,926)	$(232,110)

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
     The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and operates three refineries with a total crude oil throughput capacity of approximately 221,000 barrels per day (“bpd”). In addition to the Company’s 128,000 bpd refinery in El Paso, Texas, the Company also owns and operates a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and a refinery near Gallup in the Four Corners region of Northern New Mexico with a throughput capacity of 23,000 bpd. Until November 2009, the Company also operated a 17,000 bpd refinery near Bloomfield, New Mexico. The Company indefinitely suspended refining operations at the Bloomfield refinery in late November 2009. The Company continues to operate Bloomfield as a refinery terminal. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined product distribution terminals in Flagstaff, Arizona; Bloomfield, New Mexico; and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of June 30, 2010, the Company also owned and operated 150 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     The Company’s operations include three business segments: the refining group, the retail group, and the wholesale group. Prior to the Giant acquisition, the Company operated as one business segment. See Note 3, Segment Information, for a further discussion of the Company’s business segments.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. Consequently, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. Refining margins have remained volatile throughout the first six months of 2010. The Company’s refining margins improved during the first and second quarters of 2010 compared to the fourth quarter of 2009; however, margins realized during the first six months of 2010 were still significantly lower than those realized during the same period in 2009.
2. Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period.
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
     Cash Equivalents
     Cash equivalents consist of investments in money market accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. In its Condensed Consolidated Balance Sheets, the Company had no cash equivalents within a cash balance of $20.4 million on June 30, 2010 and $5.4 million of cash equivalents within a cash balance of $74.9 million on December 31, 2009.
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
     Reclassifications
     Cost of products sold (exclusive of depreciation and amortization) for the three and six months ended June 30, 2009 includes $11.3 million and $12.5 million in economic hedging losses that were previously reported as loss from derivative activities under other income (expense) in the second quarter 2009 Condensed Consolidated Statement of Operations. This reclassification in the prior year was made to conform to the current presentation. Inclusion of these amounts in cost of products sold for the period provides a better matching of costs to revenues than the Company’s previous presentation as all related derivative trading activity is for the purpose of reducing the Company’s exposure to crude oil, other feedstock, and refined product price risk. Cost of products sold (exclusive of depreciation and amortization) for the three and six months ended June 30, 2010 includes $0.3 million and $3.2 million in economic hedging losses, respectively.
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
     The Company performed an impairment analysis related to its Yorktown refinery long-lived assets as of June 30, 2010. The economic slowdown that began in 2008 and has continued through 2010 has reduced demand for refined products, thereby putting significant pressure on refined product margins. Beginning in the second quarter of 2009, price differentials between

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
sour and heavy crude oil and light sweet crude oil (“heavy light crude oil differential”) narrowed. Narrow heavy light crude oil differentials can significantly impact the profitability of the Yorktown refinery. Such narrow crude oil differentials could make the Yorktown refinery uneconomical to operate in the near term. Due to these economic conditions, at December 31, 2009, the Company performed an impairment analysis of its Yorktown long-lived and intangible assets. This analysis indicated that the December 31, 2009 carrying value of the Yorktown long-lived assets was recoverable. As disclosed in the 2009 Form 10-K and the Company’s Form 10-Q for the three months ended March 31, 2010, the Company has continued to monitor the performance of the Yorktown refinery for potential impairment. Continuing losses due to narrow heavy light crude oil differentials, poor coking economics, possible changes in Yorktown crude oil purchase contract terms, and potentially significant regulatory capital spending requirements have caused the Company to consider temporarily suspending its Yorktown refining operations. Accordingly, the Company has revised its previous cash flow forecasts used in its analysis for long-lived asset impairment at the Yorktown refinery. The Company’s revised forecast considered the probability of continuing to operate the refinery, temporarily suspending refining operations during which time Yorktown would be operated as a refined product distribution terminal, or converting the facility into a terminal permanently. This forecast includes estimates and assumptions that require considerable judgment and are based on historical experience, industry analysts’ margin forecasts, financial forecasts, and industry trends and conditions. The cash flow model assumes an $86.00 average cost per barrel of crude oil and that the heavy light crude oil differentials realized at Yorktown will return to historical levels of between $6.50 and $7.00 per barrel within the next two to three years. Increases in the average cost per barrel of crude oil without a corresponding increase in the heavy light crude oil differential could negatively impact the forecasted cash flows. Additionally, the Company’s forecast assumes that gross refining margins and throughputs will return to near historical levels achieved at our Yorktown refinery in 2008 with an average per barrel margin of $8.70 and an annual average throughput of 69,800 barrels per day. Based on the analysis, the Company determined that the undiscounted cash flows exceeded the carrying amount of its significant Yorktown operating assets as of June 30, 2010 by approximately 20%. However, due to the uncertainty of various assumptions used, the potential for future impairment remains. Impairments related to Yorktown could have a material impact on the Company’s results of operations. Under the revised cash flow, approximately $460.0 million of $707.0 million of the carrying value of these long-lived assets could be idled for a period of time. Subsequent to June 30, 2010, the Company made the decision to suspend refining operations at Yorktown. See Note 20, Subsequent Event.
     Retail Group. The Company’s retail group operates service stations, which include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s refining and/or wholesale groups supply the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and beverage and food products from various suppliers. At June 30, 2010, the Company’s retail group operated 150 service stations and convenience stores or kiosks located in Arizona, New Mexico, and Colorado.
     Wholesale Group. The Company’s wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of refined product, crude oil, and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah. The Company’s wholesale group purchases petroleum fuels and lubricants from suppliers and from the refining group.
     Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general, and administrative expenses; maintenance turnaround expense; and depreciation and amortization. Cost of products sold reflects current costs adjusted, where appropriate, for last-in, first-out (“LIFO”) and lower of cost or market (“LCM”) inventory adjustments. Intersegment revenues are reported at prices that approximate market.
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
     During the second quarter of 2009, in performing its annual impairment analysis, the Company determined that the entire goodwill of $299.6 million in four of its six reporting units was impaired. Related impairment charges have been recorded under Goodwill impairment loss in the accompanying Condensed Consolidated Statements of Operations.
     Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2010 and 2009 are presented below:

	For the Three Months Ended June 30, 2010
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
		(In thousands)
Net sales to external customers	$1,476,823	$178,285	$490,229	$—	$2,145,337
Intersegment revenues (1)	656,097	5,927	146,819	—	—

Operating income (loss)	$71,501	$5,118	$4,952	$(12,974)	$68,597
Other income (expense), net					(35,366)

Income before income taxes					$33,231

Depreciation and amortization	$29,501	$2,729	$1,319	$1,210	$34,759
Capital expenditures	16,031	2,072	135	—	18,238

(1)	Intersegment revenues of $808.8 million have been eliminated in consolidation.

	For the Six Months Ended June 30, 2010
	Refining	Retail	Wholesale
	Group (2)	Group	Group	Other	Consolidated
		(In thousands)
Net sales to external customers	$2,809,206	$332,215	$919,311	$—	$4,060,732
Intersegment revenues (1)	1,241,672	10,577	231,575	—	—

Operating income (loss)	$44,558	$6,277	$11,615	$(24,968)	$37,482
Other income (expense), net					(74,818)

Loss before income taxes					$(37,336)

Depreciation and amortization	$58,777	$5,135	$2,704	$2,425	$69,041
Capital expenditures	34,486	2,118	407	70	37,081
Total assets at June 30, 2010	2,469,239	155,031	166,044	55,985	2,846,299

(1)	Intersegment revenues of $1,483.8 million have been eliminated in consolidation.

(2)	Included in refining assets at June 30, 2010 are approximately $22.2 million in refining assets that the Company intends to relocate and place into service at the Gallup refinery within the next two years. Unforeseen circumstances could prevent full utilization of these assets. As such, risk of partial or full impairment exists.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended June 30, 2009
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
		(In thousands)
Net sales to external customers	$1,106,418	$151,871	$325,256	$—	$1,583,545
Intersegment revenues (1)	412,493	5,190	61,057	—	—

Operating income (loss) before goodwill impairment loss	$27,888	$3,890	$1,914	$(13,262)	$20,430
Goodwill impairment loss	(230,712)	(27,610)	(41,230)	—	(299,552)

Operating loss after goodwill impairment loss	(202,824)	(23,720)	(39,316)	(13,262)	(279,122)
Other income (expense), net					(34,750)

Loss before income taxes					$(313,872)

Depreciation and amortization	$35,234	$2,610	$1,397	$1,176	$40,417
Capital expenditures	30,166	280	130	497	31,073

(1)	Intersegment revenues of $478.7 million have been eliminated in consolidation.

	For the Six Months Ended June 30, 2009
	Refining	Retail	Wholesale
	Group	Group	Group	Other	Consolidated
		(In thousands)
Net sales to external customers	$2,063,787	$279,897	$608,059	$—	$2,951,743
Intersegment revenues (1)	747,792	9,840	109,265	—	—

Operating income (loss) before goodwill impairment loss	$161,888	$5,705	$3,075	$(32,771)	$137,897
Goodwill impairment loss	(230,712)	(27,610)	(41,230)	—	(299,552)

Operating loss after goodwill impairment loss	(68,824)	(21,905)	(38,155)	(32,771)	(161,655)
Other income (expense), net					(62,294)

Loss before income taxes					$(223,949)

Depreciation and amortization	$64,476	$4,883	$2,811	$2,487	$74,657
Capital expenditures	68,038	386	582	722	69,728
Total assets at June 30, 2009 (2)	2,459,643	168,985	149,425	90,637	2,868,690

(1)	Intersegment revenues of $866.9 million have been eliminated in consolidation.

(2)	During the second quarter of 2009, in performing its annual impairment analysis, the Company determined that goodwill of $299.6 million in four of its six reporting units was impaired. Related impairment charges were reported during the second quarter of 2009.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The changes in the carrying amounts of goodwill for the six months ended June 30, 2009 are presented below:

	Refining	Retail	Wholesale
	Group	Group	Group	Totals
		(In thousands)
Balances at January 1, 2009	$230,712	$27,610	$41,230	$299,552
Impairment losses	(230,712)	(27,610)	(41,230)	(299,552)

Balances at June 30, 2009	$—	$—	$—	$—

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
     The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Company’s revolving credit facility, approximated their fair values at June 30, 2010 due to their short-term maturities. The following table represents the Company’s assets measured at fair value on a recurring basis as of June 30, 2010, and the basis for that measurement:

Fair Value Measurement Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
	Carrying	Assets or	Observable	Unobservable
	Value at	Liabilities	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial assets:
Derivative contracts	$1,288	$—	$1,288	$—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Inventories
     Inventories were as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Refined products	$140,952	$145,813
Crude oil and other raw materials	284,205	252,860
Lubricants	12,178	12,738
Convenience store merchandise	11,154	11,342

Inventories	$448,489	$422,753

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
     As of June 30, 2010 and December 31, 2009, refined products and crude oil and other raw materials totaled 7.3 million barrels and 7.1 million barrels, respectively. The Company’s average LIFO cost per barrel of refined products and crude oil and other raw materials inventories was $57.48 and $56.32 for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. At June 30, 2010, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $123.5 million. At December 31, 2009, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $126.4 million. Inventories valued under the LIFO method were $384.3 million and $356.5 million at June 30, 2010 and December 31, 2009, respectively. There were no inventory reductions that resulted in the liquidation of LIFO inventory levels for the three and six months ended June 30, 2010 or 2009.
6. Prepaid Expenses
     Prepaid expenses were as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Prepaid crude oil and other raw materials inventories	$140,718	$11,407
Prepaid insurance and other	11,637	17,809

Prepaid expenses	$152,355	$29,216

7. Other Current Assets
     Other current assets were as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Materials and chemicals inventories	$32,248	$31,988
Derivative activities receivable	2,227	3,778
Income taxes receivable	1,276	42,685
Spare parts inventories	757	781
Other	219	508

Other current assets	$36,727	$79,740

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Property, Plant, and Equipment
     Property, plant, and equipment were as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Refinery facilities and related equipment	$1,747,445	$1,712,295
Pipelines, terminals, and transportation equipment	94,773	94,485
Retail and wholesale facilities and related equipment	184,651	183,681
Other	20,855	20,537
Construction in progress	77,600	81,337

	2,125,324	2,092,335
Accumulated depreciation	(388,122)	(324,435)

Property, plant, and equipment, net	$1,737,202	$1,767,900

     Depreciation expense was $33.6 million and $66.9 million for the three and six months ended June 30, 2010, and $39.3 million and $72.3 million for the three and six months ended June 30, 2009, respectively.
9. Intangible Assets
     A summary of intangible assets is presented in the table below:

							Weighted
	June 30, 2010			December 31, 2009			Average
	Gross		Net	Gross		Net	Amortization
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Period
	Value	Amortization	Value	Value	Amortization	Value	(Years)
			(In thousands)
Amortizable assets:
Licenses and permits	$39,151	$(9,207)	$29,944	$39,151	$(7,717)	$31,434	10.1
Customer relationships	6,300	(1,095)	5,205	6,300	(885)	5,415	12.4
Rights-of-way	5,248	(1,158)	4,090	4,203	(905)	3,298	9.8
Other	1,035	(661)	374	1,149	(652)	497	12.8

	51,734	(12,121)	39,613	50,803	(10,159)	40,644
Unamortizable assets:
Trademarks	5,300	—	5,300	5,300	—	5,300
Liquor licenses	15,749	—	15,749	15,749	—	15,749

Intangible assets, net	$72,783	$(12,121)	$60,662	$71,852	$(10,159)	$61,693

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Intangible asset amortization expense for the three and six months ended June 30, 2010 was $1.0 million and $1.9 million, respectively, based upon estimated useful lives ranging from 10 to 15 years. Intangible asset amortization expense for the three and six months ended June 30, 2009 was $1.2 million and $2.4 million, respectively, based upon estimated useful lives ranging from 3 to 23 years. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows (in thousands):

2010 remainder	$2,006
2011	4,063
2012	4,038
2013	3,953
2014	3,763
2015	3,604
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
10. Accrued Liabilities
     Accrued liabilities were as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Excise taxes	$35,161	$34,898
Payroll and related costs	20,486	35,293
Environmental reserve	15,682	8,024
Legal fees and other	13,693	22,480
Accrued income taxes	9,153	—
Property taxes	7,509	10,536
Accrued interest	3,637	4,323
Pension obligation	—	3,015

Accrued liabilities	$105,321	$118,569

     During the latter part of March 2010, the Company reversed $14.7 million related to its accrued bonus estimate for 2009. This revision of the Company’s 2009 bonus estimate reduced direct operating expenses (exclusive of depreciation and amortization) and selling, general, and administrative expenses reported in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 by $8.5 million and $6.2 million, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Long-Term Debt
     Long-term debt was as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $25,732 and $26,943, respectively	$299,268	$298,057
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $18,787 and $20,467, respectively	256,213	254,533
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $51,391 and $56,183, respectively	164,059	159,267
Term Loan, due 2014	348,307	354,807
2007 Revolving Credit Agreement	185,000	50,000

Long-term debt	1,252,847	1,116,664
Current portion of long-term debt (1)	(198,000)	(63,000)

Long-term debt, net of current portion	$1,054,847	$1,053,664

(1)	Current portion of long-term debt includes $185.0 million and $50.0 million related to the 2007 Revolving Credit Agreement at June 30, 2010 and December 31, 2009, respectively.
     Interest expense and other financing costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Contractual interest:
11.25% Senior Secured Notes	$9,140	$1,930	$18,281	$1,930
Floating Senior Secured Notes	7,473	1,560	14,863	1,560
5.75% Senior Convertible Notes	3,097	671	6,194	671
Term Loan	9,421	22,254	18,825	50,559
2007 Revolving Credit Agreement	1,943	—	3,235	188

	31,074	26,415	61,398	54,908

Amortization of original issuance discount:
11.25% Senior Secured Notes	648	105	1,211	105
Floating Senior Secured Notes	740	158	1,680	158
5.75% Senior Convertible Notes	2,401	457	4,792	457

	3,789	720	7,683	720

Other interest expense	3,319	2,196	6,628	4,545
Capitalized interest	(887)	(1,363)	(1,640)	(5,150)

Interest expense and other financing costs	$37,295	$27,968	$74,069	$55,023

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Senior Secured Notes. In June 2009, the Company issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes (the “Fixed Rate Notes”). The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes (the “Floating Rate Notes,” and together with the Fixed Rate Notes, the “Senior Secured Notes”). The Fixed Rate Notes pay interest semi-annually in cash in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum and will mature on June 15, 2017. The Fixed Rate Notes may be redeemed by the Company at the Company’s option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. As of June 30, 2010, the fair value of the Fixed Rate Notes was $290.9 million.
     The Floating Rate Notes pay interest quarterly at a per annum rate, reset quarterly, equal to three-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50% and will mature on June 15, 2014. The interest rate on the Floating Rate Notes as of June 30, 2010 was 10.75%. The Floating Rate Notes may be redeemed by the Company at the Company’s option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter. The fair value of the Floating Rate Notes was $247.5 million at June 30, 2010. The Company is amortizing the original issue discounts using the effective interest method over the life of the notes. The combined proceeds from the issuance and sale of the Senior Secured Notes were used to repay a portion of the outstanding indebtedness under the Term Loan Credit Agreement (“Term Loan”).
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
     Convertible Senior Notes. The Company issued and sold $215.5 million in aggregate principal amount of its 5.75% Senior Convertible Notes due 2014 (the “Convertible Senior Notes”) during June and July 2009. The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per year. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of the Company’s obligation upon conversion of the Convertible Senior Notes, the Company may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate used by the Company to determine the liability and equity components of the Convertible Senior Notes was 13.75%. The Company valued the conversion feature

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. The discount on the Convertible Senior Notes is amortized using the effective interest method through maturity on June 15, 2014. As of June 30, 2010, the fair value of the Convertible Senior Notes was $161.3 million and the if-converted value is less than its principal amount.
     Term Loan Credit Agreement. The Term Loan has a maturity date of May 30, 2014 and it is secured by the Company’s fixed assets. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014 with the remaining balance due on the maturity date. The Company made principal payments on the Term Loan of $925.7 million in the second and third quarters of 2009 primarily from the net proceeds of the debt and common stock offerings in June and July 2009. Interest rates under the Term Loan Agreement are equal to LIBOR (subject to a floor of 3.25%) plus 7.50%. The average interest rates under the Term Loan for the first half of 2010 and 2009 were 10.75% and 8.56%, respectively. As of June 30, 2010, the interest rate under the Term Loan was 10.75%. The Company amended the Term Loan during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. To effect these amendments, the Company paid $3.4 million in amendment fees. As a result of the partial paydown of the Term Loan in June 2009, the Company expensed $9.0 million during the second quarter to write-off a portion of the unamortized loan fees related to the Term Loan. As of June 30, 2010, the fair value of the Term Loan was $317.0 million.
     2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash and cash equivalents, trade accounts receivable, and inventory, can be used to refinance existing indebtedness of the Company and its subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. As of June 30, 2010, the gross availability under the 2007 Revolving Credit Agreement was $639.1 million determined based on an advance rate formula tied to our accounts receivable and inventory levels. As of June 30, 2010, the Company had net availability under the 2007 Revolving Credit Agreement of $191.1 million due to $263.0 million in letters of credit outstanding and $185.0 million in outstanding direct borrowings. The average interest rates under the 2007 Revolving Credit Agreement for the six months ended June 30, 2010 and 2009 were 6.30% and 5.50%, respectively. At June 30, 2010, the interest rate under the 2007 Revolving Credit Agreement was 6.20%. The Company amended the 2007 Revolving Credit Agreement during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. The Company incurred $5.6 million in fees related to these amendments.
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
     Certain Covenants in Agreements. The Agreements contain certain covenants, including limitations on debt, investments, and dividends; and financial covenants relating to minimum interest coverage, maximum leverage, and minimum EBITDA. The Company was in compliance with all applicable covenants set forth in the Agreements at June 30, 2010.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Income Taxes
     Compared to the federal statutory rate of 35%, the effective tax rates for the three and six months ended June 30, 2010 were 56.8% and 56.2%, respectively. The effective tax rate and resultant benefit for the six months ended June 30, 2010 was higher than the statutory rate primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the Company’s current estimate of annual taxable income relative to the current period results of operations.
     The Company concluded an examination by the Internal Revenue Service (“IRS”) of Giant Industries, Inc. for premerger tax years ended December 31, 2006 and May 31, 2007 that resulted in a $1.3 million refund. IRS examinations of legacy Western remain open for 2005, 2006, 2007, and 2008. The Company does not believe the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations.
     The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. Based on the results of the examination of Giant’s 2005 federal income tax return, the Company’s uncertain tax positions were settled. Accordingly, $6.3 million in estimated liabilities related to the Company’s uncertain tax positions were reversed during the third quarter of 2009, including $0.5 million that affected the Company’s effective tax rate. As of June 30, 2010, the Company had no unrecognized tax benefits.
13. Retirement Plans
     The Company accounts for its retirement plans in accordance with FASC 715, Compensation — Retirement Benefits (“FASC 715”), which requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements.
Pensions
     In connection with the negotiation of a collective bargaining agreement covering employees of the El Paso refinery during the second quarter of 2009, the Company terminated the defined benefit plan covering certain El Paso refinery employees. Regulatory approval of this termination was received during the first quarter 2010. No changes to the Company’s proposed plan of termination were required. Through June 2010, the Company had distributed $21.7 million, $4.2 million in 2010 and $17.5 million in 2009, from plan assets to plan participants as a result of the termination agreement. Distributions made were in accordance with the termination agreement. The termination resulted in reductions to the related pension obligation of $5.2 million and $24.3 million in 2010 and 2009, respectively, and $0.6 million and $25.1 million to other comprehensive loss in 2010 and 2009, respectively.
     The components of the net periodic benefit cost associated with the Company’s pension plans for certain employees at the El Paso and Yorktown refineries were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Net periodic benefit cost includes:
Service cost	$445	$613	$890	$1,793
Interest cost	280	428	598	1,366
Amortization of net loss (gain)	6	(215)	13	210
Expected return on assets	(300)	(608)	(607)	(1,221)
Curtailment income	—	(1,508)	—	(1,508)
Other termination expenses	434	—	1,250	—

Net periodic benefit cost (gain)	$865	$(1,290)	$2,144	$640

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company contributed $5.6 million for the pension plan covering certain El Paso refinery employees during the six months ended June 30, 2010 to complete the termination of its pension plan for the El Paso refinery. For 2010, the Company expects to contribute $1.2 million to its pension plan for the Yorktown refinery.
     Postretirement Obligations
     The components of the net periodic benefit cost associated with the Company’s postretirement medical benefit plans covering certain employees at the El Paso and Yorktown refineries were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Net periodic benefit cost includes:
Service cost	$133	$135	$266	$270
Interest cost	125	120	250	240
Amortization of net gain (loss)	(4)	3	(8)	5

Net periodic benefit cost	$254	$258	$508	$515

     Defined Contribution Plans and Deferred Compensation Plan
     The Company sponsors a 401(k) defined contribution plan that resulted from the merger of legacy Western and Giant 401(k) defined contribution plans, effective January 1, 2009. Under the merged plan, participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. The Company will match participant contributions to the merged plan subject to certain limitations and a per participant maximum contribution. For each 1% of eligible compensation contributed by the participant throughout the year ended December 31, 2009, the Company matched 2% up to a maximum of 8% of eligible compensation, provided the participant had a minimum of one year of service with the Company. Beginning January 1, 2010, for each 1% of eligible compensation contributed by the participant, the Company will match 1% up to a maximum of 4% of eligible compensation, provided the participant has a minimum of one year of service with the Company. For the three months ended June 30, 2010 and 2009, the Company expensed $1.4 million and $2.9 million; and for the six months ended June 30, 2010 and 2009, the Company expensed $2.6 million and $4.5 million, respectively, in connection with this plan.
14. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the three months ended June 30, 2010, the Company entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from the reporting requirements of FASC 815, Derivative and Hedging (“FASC 815”).
     The Company also uses crude oil and refined products futures, swap contracts, or options to mitigate the change in value for a portion of its volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and these contracts are net settled with cash. The Company elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. The contract fair value is reflected on the Condensed Consolidated Balance Sheets and the related net gain or loss is recorded within cost of products sold in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end. At June 30, 2010, the Company had open commodity derivative instruments consisting of crude oil futures and finished products price swaps on 548,000 barrels primarily to protect the value of certain crude oil, finished product, and blendstock inventories for future quarters in 2010. The fair value of the outstanding contracts at June 30, 2010 was a net unrealized gain of $1.3 million, of which $2.4 million were unrealized gains and $1.1 million were unrealized losses. At December 31, 2009, the Company had open commodity derivative instruments consisting of crude oil

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
futures and finished products price swaps on 268,000 barrels primarily to protect the value of certain crude oil, finished product, and blendstock inventories for the first quarter of 2010.
     The Company recognized $0.3 million and $3.2 million within cost of products sold, of net realized and unrealized losses from derivative activities during the three and six months ended June 30, 2010, respectively. The Company recognized $11.3 million and $12.5 million, within cost of products sold, of net realized and unrealized losses from derivative activities during the three and six months ended June 30, 2009, respectively.
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
     The Company recorded stock-based compensation expense of $1.3 million for the three months ended June 30, 2010 and 2009, of which $0.1 million and $0.3 million was included in direct operating expenses and $1.2 million and $1.0 million in selling, general, and administrative expenses, respectively. The tax deficiency related to the shares that vested during the three months ended June 30, 2010 and 2009 was $0.1 million and $0.2 million, respectively, determined using a statutory blended rate of 37.17%. The aggregate fair value at the grant date of the shares that vested during the three months ended June 30, 2010 and 2009 was $0.6 million and $0.7 million, respectively. The related aggregate intrinsic value of these shares at the vesting dates for 2010 and 2009 was $0.4 million and $0.3 million, respectively. No expense was capitalized in either period.
     The Company recorded stock-based compensation expense of $2.5 million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively, of which $0.3 million and $0.5 million was included in direct operating expenses and $2.2 million and $1.8 million in selling, general, and administrative expenses, respectively. The tax deficiency related to the shares that vested during the six months ended June 30, 2010 and 2009 was $0.9 million and $0.5 million, respectively, determined using a statutory blended rate of 37.17%. The aggregate fair value at the grant date of the shares that vested during the six months ended June 30, 2010 and 2009 was $4.0 million and $4.2 million, respectively. The related aggregate intrinsic value of these shares at the vesting date for 2009 was $1.5 million and $2.9 million, respectively, at the vesting date. No expense was capitalized in either period.
     As of June 30, 2010, there were 2,279,937 shares of restricted stock outstanding with an aggregate fair value at grant date of $15.5 million and an aggregate intrinsic value of $11.5 million. The compensation cost of nonvested awards not recognized as of June 30, 2010 was $14.0 million, which will be recognized over a weighted-average period of approximately 2.44 years. The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2010:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2009	794,679	$12.72
Awards granted	108,351	5.15
Awards vested	(224,771)	15.42
Awards forfeited	(1,084)	13.43

Nonvested at March 31, 2010	677,175	10.62
Awards granted	1,676,939	5.92
Awards vested	(63,394)	9.21
Awards forfeited	(10,783)	21.15

Nonvested at June 30, 2010	2,279,937	6.82

     In January 2006, the Company’s Board of Directors and shareholders authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining 2006 Long-Term Incentive Plan (“2006 LTIP”). As of June 30, 2010, there were 186,181 shares of common stock reserved for future grants under the 2006 LTIP. On April 7, 2010, the Company’s Board of Directors authorized the issuance of up to 3,850,000 shares of common stock under the 2010 Incentive Plan of Western Refining (“2010 Incentive Plan”). The 2010 Incentive Plan was approved by the Company’s shareholders on May 25, 2010. As of June 30, 2010, there were 3,850,000 shares of common stock reserved for future grants under the 2010 Incentive Plan.
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
     Through December 2009, the Company made repurchases of its common stock to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan. During the six months ended June 30, 2009, the Company repurchased 42,890 shares at an aggregate cost of $0.5 million. None of these share repurchases took place during the three months ended June 30, 2009, and the Company recorded the repurchased shares as treasury stock. No such repurchases of the Company’s common stock occurred during the three and six months ended June 30, 2010.
     The payment of dividends is limited under the terms of the Company’s 2007 Revolving Credit Agreement, Term Loan Facility, and Senior Secured Notes, and in part depends on the Company’s ability to satisfy certain financial covenants. The Company did not declare or pay dividends during 2009 or the three and six months ended June 30, 2010.
17. Earnings Per Share
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The computation of basic and diluted earnings per share under the two-class method is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Allocation of earnings (losses):
Net income (loss)	$14,353	$(307,317)	$(16,336)	$(248,389)
Distributed earnings	—	—	—	—
Income allocated to participating securities	(217)	—	—	—

Undistributed income (loss) available to common shareholders	$14,136	$(307,317)	$(16,336)	$(248,389)

Weighted-average number of common shares outstanding:
Basic and dilutive number of common shares outstanding	88,222	72,561	88,115	70,202

Basic earnings (loss) per common share:
Distributed earnings per share	$—	$—	$—	$—
Undistributed earnings (loss) per share	0.16	(4.20)	(0.19)	(3.51)

Basic earnings (loss) per common share	$0.16	$(4.20)	$(0.19)	$(3.51)

Diluted earnings (loss) per common share:
Distributed earnings per share	$—	$—	$—	$—
Undistributed earnings (loss) per share	0.16	(4.20)	(0.19)	(3.51)

Diluted earnings (loss) per common share	$0.16	$(4.20)	$(0.19)	$(3.51)

     The following table reflects potentially dilutive securities that were excluded from the diluted earnings (loss) per common share calculation as the effect of including such shares would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Common equivalent shares from Convertible Senior Notes	19,949	18,519	19,949	18,519
Restricted stock	13	11	10	10
18. Related Party Transactions
     Effective May 1, 2009, the non-exclusive aircraft lease with an entity controlled by the Company’s majority stockholder was terminated by the Company and as a result, it no longer operates a private aircraft. The hourly rental payment was $1,775 per flight hour and the Company was responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company was reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company had a policy requiring that its officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. The following table summarizes the total costs incurred for the lease of the aircraft for the three and six months ended June 30, 2009:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(In thousands)
Lease payments	$47	$181
Operating and maintenance expenses	130	456
Reimbursed by officers	(105)	(321)

Total	$72	$316

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
     Environmental remediation accruals are recorded in the current and long-term sections of the Company’s Condensed Consolidated Balance Sheets, according to their nature. As of June 30, 2010, the Company had environmental liability accruals of approximately $25.1 million, of which $15.7 million was in current liabilities, with the remaining $9.4 million included in long-term liabilities. The majority of the Company’s environmental remediation liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%. Included within accrued environmental liabilities at June 30, 2010 were $1.4 million in adjustments and additions that were not subject to the inflation factor or discount rate described above. As of June 30, 2010, the undiscounted environmental reserve totaled $30.7 million, leaving $5.6 million to be accreted over time.
     The table below summarizes the Company’s environmental liability accruals:

	December 31,	Increase		June 30,
	2009	(Decrease)	Payments	2010
		(In thousands)
Discounted liabilities:
Yorktown refinery	$22,455	$(2,682)	$(848)	$18,925
Four Corners and other	4,794	75	(137)	4,732

	27,249	(2,607)	(985)	23,657
Undiscounted liabilities	1,339	231	(163)	1,407

	$28,588	$(2,376)	$(1,148)	$25,064

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The U.S. Environmental Protection Agency (the “EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. In May 2008, the EPA and the Company agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit (“FCCU”) and heaters and boilers that the Company expected would ultimately be incorporated into a final settlement agreement between the Company and the EPA. Based on current negotiations and information, the Company estimates the total capital expenditures necessary to address the EPA Initiative issues would be approximately $60 million of which $38.6 million has already been expended; $15.2 million for the installation of a flare gas recovery system that was completed in 2007 and $23.4 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers was expended in 2008 and 2009. The Company estimates remaining expenditures of approximately $21.4 million for the NOx emission controls on heaters and boilers from 2010 through 2013. This estimate could change depending upon the actual final settlement reached. The Company anticipates meeting the EPA Initiative NOx requirements for the FCCU using catalyst additives and therefore does not expect additional capital expenditures related to the EPA Initiative NOx requirements for the FCCU.
     The Company received a proposed draft settlement agreement from the EPA in April 2009. In August 2009, the EPA proposed a penalty of $1.5 million. The Company has accrued $1.5 million as a penalty for this matter. As of June 30, 2010, a final settlement between the Company and the EPA relating to this matter is still pending.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In 2004 and 2005, the El Paso refinery applied for and was issued a Texas Flexible Permit by the TCEQ Flexible Permits program, under which the refinery continues to operate. Established in 1994 under the Texas Clean Air Act, the program grants operational flexibility to industrial facilities and permits the allocation of emissions on a facility-wide basis in exchange for emissions reduction and controlling previously unregulated “grandfathered” emission sources. The TCEQ submitted its Flexible Permits Program rules to the EPA for approval in 1994 and has administered the program for sixteen years with the EPA’s full knowledge. In May 2010, the El Paso refinery received a request from the EPA, pursuant to Section 114 of the Clean Air Act, seeking information about the refinery’s air permits. The Company responded to the EPA’s request in June 2010. Also in June 2010, the EPA disapproved the TCEQ Flexible Permits Program. In July 2010, the Texas Attorney General filed a legal challenge to the EPA’s disapproval in a federal appeals court asking for reconsideration. The Company currently believes that sufficient time has not transpired to reasonably estimate any potential impact of these regulatory developments in the Texas air permits program.
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
     The Company currently estimates total remediation expenditures associated with the EPA order to be $37.6 million. Through June 2010, the Company has expended $14.6 million for the EPA order. The Company anticipates approximately $15.0 million in additional expenditures during 2010 and 2011. The EPA issued an approval in January 2010 that allowed the Company to begin implementing its revised soil clean-up plan during the second quarter of 2010. The January 2010 EPA approval and a prior EPA approval in 2008 allowed adjustments to the cost estimates for the groundwater monitoring plan and reductions to the Company’s estimate of total remediation expenditures.
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
     In March 2010, the EPA demanded stipulated penalties in the amount of $0.5 million, pursuant to the Consent Decree, for a flaring event that occurred at the Yorktown refinery in October 2009. In April 2010, the Company met with the EPA and provided additional written clarifying information in anticipation that the EPA will consider the information as the basis for reducing the agency’s demand for stipulated penalties. The Company continues to communicate with the EPA regarding the additional information provided. To allow discussions to continue, the EPA clarified its position in May 2010, stating that the March 2010 letter did not constitute a demand for purposes of dispute resolution and establishing escrow pursuant to the Consent Decree. The Company does not expect any penalties, corrective action, or other associated settlement costs related to this issue to have a material adverse effect on its business, financial condition, or results of operations.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Yorktown EPA Emergency Planning and Community Right-to-Know Act (“EPCRA”) Potential Enforcement Notice. In January 2010, the EPA issued the Yorktown refinery a notice to “show cause” why the EPA should not bring an enforcement action pursuant to the notification requirements under the EPCRA related to two separate flaring events that occurred in 2007, prior to the Company’s acquisition of Giant. The Company reached a settlement with the EPA in June 2010, reducing the penalty to $0.2 million. In July 2010, the Company paid $0.1 million to the EPA, with the remainder of the penalty due in November 2010.
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
     Based on current information and the 2009 NMED Amendment, and favorably negotiating a revision to reflect the indefinite suspension of refining operations at the Bloomfield refinery, the Company estimates the total remaining capital expenditures that may be required pursuant to the 2009 NMED Amendment would be approximately $17.0 million and will occur primarily from 2010 through 2012. These capital expenditures will primarily be for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx, and particulate matter from the Gallup refinery. The 2009 NMED Amendment also provided for a total penalty of $2.3 million to fund Supplemental Environmental Projects (“SEP”) in the state of New Mexico. The Company has paid $1.6 million of the total penalty with the remaining and final penalty amount of $0.7 million scheduled for September 2010. The Company does not expect implementation of the requirements in the 2005 NMED Agreement and the associated 2009 NMED Amendment will result in any soil or groundwater remediation or clean-up costs.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Based on current information, the Company estimates a remaining undiscounted cost of $4.2 million for implementing the investigation and interim measures of the order. The Company has recorded a liability of $2.3 million, of which $1.2 million is discounted, relating to the investigation and interim measures of the final order implementation costs. As of June 30, 2010, the Company had expended $2.3 million to implement the order.
     Gallup 2007 RCRA Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. During the first quarter of 2009, the Company accrued $0.7 million for a proposed penalty related to this matter. The Company reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009 pursuant to the final settlement. The Company does not expect implementation of the requirements in the final settlement will result in any soil or groundwater remediation or clean-up costs. Based on current information, the Company estimates capital expenditures of approximately $10.0 million between 2010 and 2012 to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. In April 2010, the Company submitted to the NMED, for approval, a plan with the design and construction schedule to upgrade the wastewater treatment plant. The Company is currently negotiating with NMED and EPA regarding modifications to the plan issued by the NMED in its May 2010 approval letter.
     Legal Matters
     Over the last several years, lawsuits have been filed in numerous states alleging that methyl tertiary butyl ether (“MTBE”), a high octane blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies and/or damaged natural resources. A subsidiary of the Company, Western Refining Yorktown, Inc. (“Western Yorktown”), is currently a defendant in a lawsuit brought by the State of New Jersey alleging damage to the State of New Jersey’s natural resources. Western Yorktown denies these allegations and intends to defend itself accordingly.
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
     In April 2003, Western Refining Company, L.P. received a payment of reparations in the amount of $6.8 million from a pipeline company as ordered by the Federal Energy Regulatory Commission (“FERC”). Following judicial review of the FERC order, as well as a series of other orders, the pipeline company made a Compliance Filing in March 2008, in which it asserts it overpaid reparations to the Company in a total amount of $1.1 million and refunds in the amount of $0.7 million, including accrued interest through February 29, 2008, and that interest should continue to accrue on those amounts. In the March 2008 Compliance Filing, the pipeline company also indicated that in a separate FERC proceeding, it owes the Company an additional amount of reparations and refunds of $5.2 million including interest through February 29, 2008. On June 7, 2010, pursuant to a settlement approved by the FERC, the pipeline company paid $4.1 million to Western Refining Company, L. P. to resolve these matters. This amount has been included in Other income (expense), net.
     In February 2009, subsidiaries of the Company, Western Refining Pipeline, Co. (“Western Pipeline”) and Western Refining Southwest, Inc. (“Western Southwest”) filed a Complaint at the FERC against TEPPCO Crude Pipeline, LLC (“TEPPCO Pipeline”) and TEPPCO Crude Oil, LLC (“TEPPCO Crude”) and collectively (“TEPPCO”), asserting violations of the Interstate Commerce Act and breaches of contracts between the parties including that TEPPCO Pipeline had wrongfully seized crude oil belonging to Western Southwest and wrongfully taken pipeline capacity lease payments from Western Pipeline in a cumulative amount in excess of $5 million. After filing this Complaint, Western Pipeline and Western Southwest gave TEPPCO Pipeline and TEPPCO Crude notification of termination of pipeline capacity lease agreements and a crude oil purchase agreement with TEPPCO Pipeline and TEPPCO Crude. The FERC dismissed the Complaint on the basis that it does not have jurisdiction. Western Pipeline and Western Southwest requested the FERC to reconsider its dismissal and the FERC has denied this request for reconsideration. Western Pipeline and Western

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Southwest have appealed the FERC’s ruling to the United States Fifth Circuit Court of Appeals. After the initial FERC dismissal, TEPPCO Pipeline and TEPPCO Crude filed a lawsuit against Western Pipeline and Western Southwest in the Midland Texas District Court which alleges breach of contract and seeks damages in excess of $10 million. Western Pipeline and Western Southwest believe their termination of the contracts was appropriate and believe that TEPPCO owes Western compensation for the crude oil that TEPPCO wrongfully seized. Western intends to defend itself against TEPPCO’s claims accordingly.
     Regarding the claims asserted against the Company referenced above, potentially applicable factual and legal issues have not been resolved, the Company has yet to determine if a liability is probable and the Company cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, the Company has not recorded a liability for these pending lawsuits.
     Other Matters
     In July 2010, a subsidiary of the Company, Western Southwest, was sued in a bankruptcy preference action by the Bankruptcy Litigation Trustee for a former customer of the subsidiary seeking the return of $4.8 million alleged to be preferential payments made by the former customer to Western Southwest. While the Company is disputing the entirety of this claim, the Company has recorded an immaterial liability regarding a portion of the amount claimed. Regarding the remaining amount of this claim, there are potentially applicable factual and legal issues that have not been resolved. As such, the Company has yet to determine whether a liability is probable and therefore cannot reasonably estimate any further amount of the claim, which may be payable.
     In July 2010, this same Bankruptcy Litigation Trustee also brought a preference lawsuit against Western Refining Company, L.P., seeking the return of approximately $0.9 million alleged to be preferential payments made by the same former customer to Western Refining Company, L.P. This preference action has just been received and there are potentially applicable legal and factual issues that have not been resolved. As such, the Company has yet to determine whether a liability is probable and therefore cannot reasonably estimate whether any amount of this claim is payable.
     The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or cash flows.
20. Subsequent Event
     On August 3, 2010, the Board of Directors approved the suspension of refining operations at the Company’s Yorktown refinery due to the continued poor outlook for East Coast refining margins in the near term. The Yorktown refinery will continue to be operated as a refined product distribution terminal. The Company will continue to evaluate all strategic alternatives and if the economic environment in the Yorktown market improves sufficiently, will consider restarting refining operations. If it becomes apparent to management in the future that the Company will not restart the refining operations, or if its future cash flow forecasts change, an indication of potential impairment would exist at that time. The carrying value of the long-lived assets related to refining operations that will be idled and could be subject to impairment was approximately $460.0 million at June 30, 2010. An additional $247.0 million in carrying value of long-lived assets will relate to the terminalling operations at Yorktown. See Note 3, Segment Information. As a result of this action, estimated idling costs totalling approximately $13.0 million will be recorded during the third and fourth quarters of 2010.

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
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate three refineries with a total crude oil throughput capacity of approximately 221,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia and a refinery near Gallup, New Mexico with a throughput capacity of approximately 23,000 bpd. See Note 3, “Segment Information,” with regard to our operations in Yorktown. Until November 2009, we also operated a 17,000 bpd refinery near Bloomfield, New Mexico. We indefinitely suspended refining operations at the Bloomfield refinery in late November 2009. We continue to operate Bloomfield as a refinery terminal. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque, New Mexico; near Flagstaff, Arizona; and Bloomfield, New Mexico; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of June 30, 2010, we also own and operate 150 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     Since the acquisition of Giant, we have increased our sour and heavy crude oil processing capacity as a percent of our total crude oil capacity from 12% prior to the acquisition to approximately 44% as of June 30, 2010. Sour and heavy crude oil has historically been less expensive to acquire than light sweet crude oil. However, beginning in the second quarter of 2009, price differentials have narrowed between sour and heavy crude oil and light sweet crude oil, particularly the heavy crude oil price differential at our Yorktown refinery has been significantly reduced. We have deferred certain smaller projects at our south crude unit in El Paso due to the narrow spread between sweet and sour crude oil and the overall economic environment. Deferment of the crude unit projects will limit sour runs to our current combined sour and heavy crude oil processing capability at maximum throughput until the projects in the crude unit are completed.
     We report our operating results in three business segments: the refining group, the retail group, and the wholesale group. Our refining group operates the three refineries and related refined product distribution terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. See Note 3, “Segment Information,” in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on our operating results by segment.

Major Influences on Results of Operations
     Refining. Our earnings and cash flows from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline, and other refined products, which in turn depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; the availability of imports; the marketing of competitive fuels; the price differentials on sour and heavy crude oils versus light sweet crude oils; and government regulation. While our net sales fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flows from our operations. The benchmark Gulf Coast unleaded gasoline price compared to West Texas Intermediate, or WTI, crude oil through the first half of 2010 averaged $8.73 margin per barrel compared to $9.36 margin per barrel for the same period in 2009. The benchmark Gulf Coast diesel fuel price compared to WTI crude oil through the first half of 2010 averaged $9.88 margin per barrel compared to $9.35 margin per barrel for the same period in 2009. Additionally, the increase in the price of crude oil beginning in the second quarter of 2009 and continuing through the first quarter of 2010 significantly reduced margins on asphalt and coke as compared to the first and second quarters of 2009. Another factor that continues to impact margins during the first and second quarters of 2010 as it has the last three quarters of 2009 was the narrowing of price differentials on sour and heavy crude oils versus light sweet crude oils. Our Yorktown refinery can process up to 100% of heavy crude oil, but margins can be significantly impacted by the pricing differential between heavy and WTI crude oil, as was the case for the first half of 2010 and the last three quarters of 2009. In addition, we had changes in our lower of cost or market or LCM reserve of $49.3 million related to our Yorktown inventories in the first half of 2009 that decreased our cost of products sold for the three and six months ended June 30, 2009, resulting in increased refining margins for the prior year quarters. The related LCM reserve was initially recognized during the fourth quarter of 2008.
     Other factors that impact our overall refinery gross margins are the sale of lower value products such as residuum, petroleum coke, and propane, particularly when crude costs are higher. In addition, our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume. For example, our Yorktown refinery liquid products yield for the first half of 2010 was 91.9%. Coke production made up the majority of the balance of the product yield. Our results of operations are also significantly affected by our refineries’ direct operating expenses, especially the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
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
     Periodically we have both major and minor planned maintenance turnarounds at our refineries that are expensed as incurred. We shut down the south crude unit for 19 days at the El Paso refinery during the first quarter of 2010. We also had a planned 10-day outage for a reformer regeneration at the Gallup refinery in March 2010. We have scheduled crude and coker unit turnarounds at the Yorktown refinery during the first quarter of 2011.

     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities; as such, we have no control over the changing market value of these inventories. Our inventory of crude oil and the majority of our refined products are valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. If the market values of our inventories decline below our cost basis, we would record a write-down of our inventories resulting in a non-cash charge to our cost of products sold. Under the LIFO inventory valuation method, this write-down is subject to recovery in future periods to the extent the market values of our inventories equal our cost basis relative to any LIFO inventory valuation write-downs previously recorded. In addition, due to the volatility in the price of crude oil and other blendstocks, we experienced fluctuations in our LIFO reserves between 2009 and 2010. See Note 5, Inventories in the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
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

Results of Operations
     The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and six months ended June 30, 2010 and 2009. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.
Consolidated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Statement of Operations Data:
Net sales (1)	$2,145,337	$1,583,545	$4,060,732	$2,951,743
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,906,941	1,368,380	3,672,402	2,416,211
Direct operating expenses (exclusive of depreciation and amortization) (1)	113,968	123,940	220,948	257,478
Selling, general, and administrative expenses	21,072	27,160	37,573	62,178
Goodwill impairment loss	—	299,552	—	299,552
Maintenance turnaround expense	—	3,218	23,286	3,322
Depreciation and amortization	34,759	40,417	69,041	74,657

Total operating costs and expenses	2,076,740	1,862,667	4,023,250	3,113,398

Operating income (loss)	68,597	(279,122)	37,482	(161,655)
Other income (expense):
Interest income	136	37	166	180
Interest expense	(37,295)	(27,968)	(74,069)	(55,023)
Amortization of loan fees	(2,420)	(1,483)	(4,834)	(3,037)
Write-off of unamortized loan fees	—	(9,047)	—	(9,047)
Other income (expense), net	4,213	3,711	3,919	4,633

Income (loss) before income taxes	33,231	(313,872)	(37,336)	(223,949)
Provision for income taxes	(18,878)	6,555	21,000	(24,440)

Net income (loss)	$14,353	$(307,317)	$(16,336)	$(248,389)

Basic earnings (loss) per share	$0.16	$(4.20)	$(0.19)	$(3.51)
Dilutive earnings (loss) per share	0.16	(4.20)	(0.19)	(3.51)
Weighted average basic shares outstanding	88,222	72,561	88,115	70,202
Weighted average dilutive shares outstanding	88,222	72,561	88,115	70,202

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$1,449	$23,695	$(146,123)	$120,535
Investing activities	(18,153)	(30,686)	(36,891)	(69,341)
Financing activities	11,750	(783)	128,500	(64,556)

Other Data:
Adjusted EBITDA (2)	$107,705	$29,459	$133,894	$171,380
Capital expenditures	18,238	31,073	37,081	69,728

Balance Sheet Data (at end of period):
Cash and cash equivalents			$20,376	$66,455
Working capital			303,808	372,435
Total assets			2,846,299	2,868,690
Total debt			1,252,847	1,070,710
Stockholders’ equity			674,047	785,027

(1)	Excludes $808.8 million, $1,483.8 million, $478.7 million, and $866.9 million of intercompany sales; $807.3 million, $1,481.0 million, $477.4 million, and $864.0 million of intercompany cost of products sold; and $1.6 million, $2.8 million, $1.3 million, and $2.9 million of intercompany direct operating expenses for the three and six months ended June 30, 2010 and 2009, respectively.

(2)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, depreciation, amortization, maintenance turnaround expense, LCM inventory reserve adjustments, and goodwill impairment loss. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA), acquisitions, and certain non-cash charges, items that may vary for different companies for reasons unrelated to overall operating performance.
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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Net income (loss)	$14,353	$(307,317)	$(16,336)	$(248,389)
Interest expense	37,295	27,968	74,069	55,023
Provision for income taxes	18,878	(6,555)	(21,000)	24,440
Amortization of loan fees	2,420	1,483	4,834	3,037
Depreciation and amortization	34,759	40,417	69,041	74,657
Write-off of unamortized loan fees	—	9,047	—	9,047
Maintenance turnaround expense	—	3,218	23,286	3,322
Net change in LCM reserve	—	(38,354)	—	(49,309)
Non-cash goodwill impairment loss	—	299,552	—	299,552

Adjusted EBITDA	$107,705	$29,459	$133,894	$171,380

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer rebates or discounts and excise taxes. Net sales for the three months ended June 30, 2010 were $2,145.3 million, compared to $1,583.5 million for the three months ended June 30, 2009, an increase of $561.8 million, or 35.5%. This increase was the result of increased sales from our refining, wholesale, and retail groups of $370.4 million, $164.9 million, and $26.4 million, respectively, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments increased from $69.85 in 2009 to $95.90 in 2010. This increase was further supported by an increase in sales volume. Our sales volume increased from 28.2 million barrels in 2009 to 29.9 million barrels in 2010, an increase of 1.7 million barrels, or 5.9%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $1,906.9 million for the three months ended June 30, 2010, compared to $1,368.4 million for the three months ended June 30, 2009, an increase of $538.5 million, or 39.4%. This increase was primarily the result of increased cost of products sold from our refining, wholesale, and retail groups of $349.1 million, $164.1 million, and $25.3 million, respectively, net of intercompany transactions that eliminate in consolidation. A non-cash LCM inventory recovery of $38.4 million reduced cost of products sold in the three months ended June 30, 2009. No such recovery occurred during the three months ended June 30, 2010. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $64.52 to $88.85 for the three months ended June 30, 2009 and 2010, respectively. Cost of products sold for the three months ended June 30, 2009 includes $11.3 million in economic hedging losses previously reported as loss from derivative activities under other income (expense) in the second quarter of 2009. This reclassification in the prior year was made to conform to the current presentation. Cost of products sold for the three months ended June 30, 2010 includes $0.3 million in economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $114.0 million for the three months ended June 30, 2010, compared to $123.9 million for the three months ended June 30, 2009, a decrease of $9.9 million, or 8.0%. The decrease in direct operating expenses resulted from decreases of $9.2 million and $1.0 million, and an increase of $0.3 million in direct operating expenses of our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $21.1 million for the three months ended June 30, 2010, compared to $27.2 million for the three months ended June 30, 2009, a decrease of $6.1 million, or 22.4%. The decrease in selling, general, and administrative expenses resulted from decreased expenses in our refining, retail, and wholesale groups of $4.1 million, $0.5 million, and $1.2 million, respectively, and a $0.3 million decrease in corporate overhead.
     The decrease of $0.3 million in corporate overhead was primarily the result of decreased professional and legal fees and bank fees of $0.7 million and $0.2 million, respectively. These decreases were partially offset by an increase in pension and retiree benefits of $0.5 million.
     Goodwill Impairment Loss. Based on our annual goodwill impairment test performed as of June 30, 2009, we determined that all of the goodwill in four of our six reporting units was impaired. The total impact of the goodwill impairment in the three months ended June 30, 2009 was a non-cash charge of $299.6 million.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned major and minor maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the quarter ended June 30, 2010, we did not incur turnaround-related costs at any of our refineries. During the quarter ended June 30, 2009, we incurred costs of $3.2 million for a crude unit shutdown at the El Paso refinery in connection with the planned turnaround in the first quarter of 2010 and for the Yorktown refinery planned turnaround for the first quarter of 2011.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2010 was $34.8 million, compared to $40.4 million for the three months ended June 30, 2009, a decrease of $5.6 million, or 13.9%. The majority of the change between periods is the result of the first and second quarter 2009 revisions in the estimated useful lives of certain fixed assets that increased depreciation expense.

     Operating Income (Loss). Operating income was $68.6 million for the three months ended June 30, 2010, compared to an operating loss of $279.1 million for the three months ended June 30, 2009, an increase of $347.7 million. This increase was attributable primarily to the goodwill impairment charge taken in the second quarter of 2009, increased refinery gross margins, decreased direct operating expenses, decreased selling, general, and administrative expenses, and decreased depreciation expense.
     Interest Income. Interest income for the three months ended June 30, 2010 and 2009 remained relatively unchanged.
     Interest Expense. Interest expense for the three months ended June 30, 2010 was $37.3 million (net of capitalized interest of $0.9 million) compared to $28.0 million (net of capitalized interest of $1.4 million) for the three months ended June 30, 2009, an increase of $9.3 million, or 33.2%. This increase was primarily attributable to higher outstanding levels of debt during the second quarter of 2010 compared to the second quarter of 2009.
     Amortization of Loan Fees. Amortization of loan fees for the three months ended June 30, 2010 was $2.4 million, compared to $1.5 million for the three months ended June 30, 2009, an increase of $0.9 million, or 60.0%. This increase is primarily the result of additional deferred loan fees incurred during 2009 of $30.7 million for new debt and amendments to our Term Loan Credit Agreement, or Term Loan, and our revolving credit agreement. This increase was partially offset by the reduction in amortization expense resulting from the second quarter 2009 write-off of $9.0 million in unamortized loan fees related to our Term Loan.
     Provision for Income Taxes. We recorded income tax expense of $18.9 million for the three months ended June 30, 2010, using an estimated effective tax rate of 56.8%, as compared to the federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and our currently estimated annual taxable income relative to the current period results.
     We recorded an income tax benefit of $6.6 million for the three months ended June 30, 2009, using an estimated effective tax rate of 45.8% as compared to the federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and manufacturing activities deductions.
     Net Income (Loss). We reported net income of $14.4 million for the three months ended June 30, 2010, representing $0.16 net income per share on weighted average dilutive shares outstanding of 88.2 million. For the second quarter of 2009, we reported net loss of $307.3 million representing $4.20 net loss per share on weighted average dilutive shares outstanding of 72.6 million.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer rebates or discounts and excise taxes. Net sales for the six months ended June 30, 2010 were $4,060.7 million, compared to $2,951.7 million for the six months ended June 30, 2009, an increase of $1,109.0 million, or 37.6%. This increase was the result of increased sales from our refining, wholesale, and retail groups of $745.4 million, $311.3 million, and $52.3 million, respectively, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments increased from $63.20 in 2009 to $89.19 in 2010. In addition, our sales volume increased by 2.7 million barrels, or 4.7%, to 60.3 million barrels for 2010 compared to 57.6 million barrels for 2009.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $3,672.4 million for the six months ended June 30, 2010, compared to $2,416.2 million for the six months ended June 30, 2009, an increase of $1,256.2 million, or 52.0%. This increase was primarily the result of increased cost of products sold from our refining, wholesale, and retail groups of $892.3 million, $311.8 million, and $52.1 million, respectively, net of intercompany transactions that eliminate in consolidation. A non-cash LCM inventory recovery of $49.3 million reduced cost of products sold in the six months ended June 30, 2009. No such recovery occurred during the six months ended June 30, 2010. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $55.63 to $83.61 for the six months ended June 30, 2009 and 2010, respectively. Cost of products sold for the six months ended June 30, 2009 includes $12.5 million in economic hedging losses previously reported as loss from derivative activities under other income (expense) in the first half of 2009. This reclassification in the prior year was made to conform to the current presentation. Cost of products sold for the six months ended June 30, 2010 includes $3.2 million in economic hedging losses.

     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $220.9 million for the six months ended June 30, 2010, compared to $257.5 million for the six months ended June 30, 2009, a decrease of $36.6 million, or 14.2%. Included in this decrease was $8.7 million related to the reversal of our December 2009 incentive bonus accrual. The decrease in direct operating expenses resulted from decreases of $32.3 million and $5.0 million, and an increase of $0.7 million in direct operating expenses of our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation.
     In total, we reversed $14.7 million related to our December 2009 incentive bonus accrual including the $6.2 million reversal discussed below under Selling, General, and Administrative Expenses for the six months ended June 30, 2010. We consider the awarding of a bonus for any period to be discretionary and subject to not only the earnings during the bonus period, but also to the economic conditions and refining industry environment at the time the bonus is to be paid. Our first quarter 2010 results, coupled with our near-term forecasts of operating results and our expectations for the economy, were such that we did not deem the pay-out of the previously accrued 2009 bonus prudent as such payment would not be in the best interests of the Company or our shareholders. On March 29, 2010, we determined that 2009 bonuses would not be paid.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $37.6 million for the six months ended June 30, 2010, compared to $62.2 million for the six months ended June 30, 2009, a decrease of $24.6 million, or 39.5%. Included in this decrease was $6.2 million related to the reversal of our December 2009 incentive bonus accrual. See Direct Operating Expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2010 for additional discussion of the bonus accrual reversal. The decrease in selling, general, and administrative expenses resulted from decreased expenses in our refining, retail, and wholesale groups of $11.6 million, $1.2 million, and $4.0 million, respectively, and a $7.7 million decrease in corporate overhead.
     The decrease of $7.7 million in corporate overhead was primarily due to decreased environmental fines and penalties ($2.9 million), incentive compensation ($2.5 million), professional and legal fees ($2.1 million), wages ($0.8 million), commitment fees ($0.5 million), and repairs and maintenance ($0.4 million). These decreases were partially offset by an increase in pension and retiree medical benefits ($1.2 million).
     Goodwill Impairment Loss. Based on our annual goodwill impairment test performed as of June 30, 2009, we determined that all of the goodwill in four of our six reporting units was impaired. The total impact of the goodwill impairment in the six months ended June 30, 2009 was a non-cash charge of $299.6 million.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned major and minor maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the six months ended June 30, 2010, we incurred costs of $23.3 million in connection with a turnaround at the El Paso refinery. During the six months ended June 30, 2009, we incurred costs of $2.9 million in anticipation of the same turnaround at the El Paso refinery and $0.4 million in anticipation of a turnaround scheduled for the first quarter of 2011 at the Yorktown refinery.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2010 was $69.0 million, compared to $74.7 million for the six months ended June 30, 2009, a decrease of $5.7 million, or 7.6%. The majority of the change between periods is the result of the first and second quarter 2009 revisions in the estimated useful lives of certain fixed assets that increased depreciation expense.
     Operating Income (Loss). Operating income was $37.5 million for the six months ended June 30, 2010, compared to an operating loss of $161.7 million for the six months ended June 30, 2009, an increase of $199.2 million. This increase was attributable primarily to the goodwill impairment charge taken in the second quarter of 2009, increased refinery gross margins, decreased direct operating expenses, decreased selling, general, and administrative expenses, and decreased depreciation expense offset by costs of the maintenance turnaround completed in El Paso in the first quarter of 2010.
     Interest Income. Interest income for the six months ended June 30, 2010 and 2009 remained relatively unchanged.

     Interest Expense. Interest expense for the six months ended June 30, 2010 was $74.1 million (net of capitalized interest of $1.6 million) compared to $55.0 million (net of capitalized interest of $5.2 million) for the six months ended June 30, 2009, an increase of $19.1 million, or 34.7%. This increase was primarily attributable to higher outstanding levels of debt during the first half of 2010 compared to the first half of 2009.
     Amortization of Loan Fees. Amortization of loan fees for the six months ended June 30, 2010 was $4.8 million, compared to $3.0 million for the six months ended June 30, 2009, an increase of $1.8 million, or 60.0%. This increase is primarily the result of additional deferred loan fees incurred during 2009 of $30.7 million for new debt and amendments to our Term Loan and our revolving credit agreement. This increase was partially offset by the reduction in amortization expense resulting from the second quarter 2009 write-off of $9.0 million in unamortized loan fees related to our Term Loan.
     Provision for Income Taxes. We recorded a benefit for income taxes of $21.0 million for the six months ended June 30, 2010, using an estimated effective tax rate of 56.2%, as compared to the federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and our currently estimated annual taxable income relative to the current period net loss.
     We recorded an income tax expense of $24.4 million for the six months ended June 30, 2009, using an estimated effective tax rate of 32.3% as compared to the federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and manufacturing activities deductions.
     Net Income (Loss). We reported a net loss of $16.3 million for the six months ended June 30, 2010, representing $0.19 net loss per share on weighted average dilutive shares outstanding of 88.1 million. For the six months ended June 30, 2009, we reported net loss of $248.4 million representing $3.51 net loss per share on weighted average dilutive shares outstanding of 70.2 million.
     See additional analysis under the Refining Segment, Retail Segment, and Wholesale Segment.

Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,132,920	$1,518,911	$4,050,878	$2,811,579
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,940,548	1,348,156	3,747,703	2,361,481
Direct operating expenses (exclusive of depreciation and amortization)	86,261	95,233	168,364	200,635
Selling, general, and administrative expenses	5,109	9,182	8,190	19,777
Goodwill impairment loss	—	230,712	—	230,712
Maintenance turnaround expense	—	3,218	23,286	3,322
Depreciation and amortization	29,501	35,234	58,777	64,476

Total operating costs and expenses	2,061,419	1,721,735	4,006,320	2,880,403

Operating income (loss)	$71,501	$(202,824)	$44,558	$(68,824)

Key Operating Statistics
Total sales volume (bpd) (2)	264,964	244,438	257,336	252,401
Total refinery production (bpd)	215,043	209,772	203,835	218,917
Total refinery throughput (bpd) (3)	216,948	211,184	205,027	220,268
Per barrel of throughput:
Refinery gross margin (1)(4)	$9.74	$8.89	$8.17	$11.29
Gross profit (1)(4)	8.25	7.05	6.59	9.67
Direct operating expenses (5)	4.37	4.96	4.54	5.03
     The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	112,292	110,015	106,950	114,382
Diesel and jet fuel	82,388	78,130	77,750	81,818
Residuum	5,196	5,215	4,613	5,780
Other	8,776	9,740	8,474	10,047

Liquid products	208,652	203,100	197,787	212,027
By-products (coke)	6,391	6,672	6,048	6,890

Total refinery production (bpd)	215,043	209,772	203,835	218,917

Refinery throughput (bpd):
Sweet crude oil	137,941	126,493	132,119	127,644
Sour or heavy crude oil	59,617	62,898	54,997	67,809
Other feedstocks and blendstocks	19,390	21,793	17,911	24,815

Total refinery throughput (bpd)	216,948	211,184	205,027	220,268

El Paso Refinery

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	66,178	62,791	61,978	66,187
Diesel and jet fuel	53,890	46,337	49,283	49,133
Residuum	5,196	5,215	4,613	5,780
Other	3,352	3,309	3,079	3,429

Total refinery production (bpd)	128,616	117,652	118,953	124,529

Refinery throughput (bpd):
Sweet crude oil	111,279	99,704	102,792	101,992
Sour crude oil	12,524	11,098	11,084	13,960
Other feedstocks/blendstocks	6,915	8,743	6,850	10,641

Total refinery throughput (bpd)	130,718	119,545	120,726	126,593

Total sales volume (bpd) (2)	158,573	135,700	152,904	140,388

Per barrel of throughput:
Refinery gross margin (4)	$11.57	$9.13	$9.45	$11.46
Direct operating expenses (5)	3.44	3.71	3.59	3.77
Yorktown Refinery

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	29,041	29,173	29,199	31,215
Diesel and jet fuel	21,995	23,763	22,588	24,939
Other	4,599	5,258	4,572	5,532

Liquid products	55,635	58,194	56,359	61,686
By-products (coke)	6,391	6,672	6,048	6,890

Total refinery production (bpd)	62,026	64,866	62,407	68,576

Refinery throughput (bpd):
Sweet crude oil	4,977	1	8,875	14
Heavy crude oil	47,093	51,800	43,913	53,849
Other feedstocks/blendstocks	9,289	11,789	8,535	13,160

Total refinery throughput (bpd)	61,359	63,590	61,323	67,023

Total sales volume (bpd) (2)	69,901	70,676	70,144	75,559

Per barrel of throughput:
Refinery gross margin (1) (4)	$2.41	$7.10	$2.61	$9.59
Direct operating expenses (5)	4.72	5.43	4.63	5.31

Four Corners Refineries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010 (6)	2009	2010 (6)	2009
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	17,073	18,051	15,773	16,980
Diesel and jet fuel	6,503	8,030	5,879	7,746
Other	825	1,173	823	1,086

Total refinery production (bpd)	24,401	27,254	22,475	25,812

Refinery throughput (bpd):
Sweet crude oil	21,685	26,788	20,452	25,638
Other feedstocks/blendstocks	3,186	1,261	2,526	1,014

Total refinery throughput (bpd)	24,871	28,049	22,978	26,652

Total sales volume (bpd) (2)	36,490	38,062	34,288	36,454

Per barrel of throughput:
Refinery gross margin (4)	$18.16	$16.22	$16.84	$17.23
Direct operating expenses (5)	6.20	8.21	6.81	9.06

(1)	Cost of products sold for the three and six months ended June 30, 2009 included non-cash LCM recovery adjustments of $38.3 million and $49.3 million, respectively, related to valuing our Yorktown inventories to net realizable market values. These non-cash adjustments resulted in a corresponding increase of $1.99 and $1.24 in combined refinery gross margin per throughput barrel for three and six months ended June 30, 2009, respectively. The increase in Yorktown’s gross margin was $6.63 and $4.06 for the three and six months ended June 30, 2009. Also included in cost of products sold for the three and six months ended June 30, 2009 are $11.3 million and $12.5 million, respectively, in economic hedging losses previously reported as loss from derivative activities.

(2)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(3)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(4)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

The following table derives gross profit and reconciles gross profit to refinery gross margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per barrel data)
Net sales	$2,132,920	$1,518,911	$4,050,878	$2,811,579
Cost of products sold (exclusive of depreciation and amortization) (1)	1,940,548	1,348,156	3,747,703	2,361,481
Depreciation and amortization	29,501	35,234	58,777	64,476

Gross profit	162,871	135,521	244,398	385,622
Plus depreciation and amortization	29,501	35,234	58,777	64,476

Refinery gross margin	$192,372	$170,755	$303,175	$450,098

Refinery gross margin per refinery throughput barrel	$9.74	$8.89	$8.17	$11.29

Gross profit per refinery throughput barrel	$8.25	$7.05	$6.59	$9.67

(5)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

(6)	In late November 2009, we consolidated refining operations in the Four Corners region to produce refined products at the Gallup refinery only and have indefinitely suspended refining operations at our Bloomfield refinery.
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Net Sales. Net sales primarily consist of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended June 30, 2010 were $2,132.9 million, compared to $1,518.9 million for the three months ended June 30, 2009, an increase of $614.0 million, or 40.4%. This increase was primarily the result of higher sales prices for refined products. The average sales price per barrel increased from $68.27 in the second quarter of 2009, to $88.32 in the second quarter of 2010, an increase of 29.4%. During the second quarter of 2009, we sold 22.2 million barrels of refined products compared to 24.1 million barrels for the same period in 2010.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $1,940.5 million for the three months ended June 30, 2010, compared to $1,348.2 million for the three months ended June 30, 2009, an increase of $592.3 million, or 43.9%. This increase was primarily the result of higher cost and volume of crude oil ($481.0 million). The average cost per barrel increased from $57.08 in the second quarter of 2009 to $75.58 in the second quarter of 2010, an increase of 32.4%. During the second quarter of 2009, we purchased 16.0 million barrels of crude oil compared to 18.4 million barrels for the same period in 2010. Also contributing to this increase were increased third-party finished products ($100.0 million); an LCM inventory adjustment in 2009 ($38.3 million); and increased purchases of other feedstocks and blendstocks ($7.1 million). Refinery gross margin per throughput barrel increased from $8.89 in the second quarter of 2009 to $9.74 in the second quarter of 2010. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $8.25 and $7.05 for the three months ended June 30, 2010 and 2009, respectively. Cost of products sold for the three months ended June 30, 2009 includes $11.3 million in economic hedging losses previously reported as loss from derivative activities under other income (expense) for the three months ended June 30, 2009. This reclassification in the prior year was made to conform to the current presentation. Cost of products sold for the three months ended June 30, 2010 includes $0.3 million in economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $86.3 million for the three months ended June 30, 2010, compared to $95.2 million for the three months ended June 30, 2009, a decrease of $8.9 million, or 9.3%. This decrease primarily resulted from decreased personnel costs ($4.6 million), decreased general maintenance expense ($1.5 million), decreased chemicals and catalyst expense ($1.3 million), decreased electricity expense ($0.9 million), decreased environmental expenses ($0.8 million), decreased outside support services ($0.6 million), and decreased property taxes ($0.6 million). These decreases were partially offset by increased natural gas expense ($2.2 million).

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $5.1 million for the three months ended June 30, 2010, compared to $9.2 million for the three months ended June 30, 2009, a decrease of $4.1 million, or 44.6%. This decrease primarily resulted from decreases in personnel costs ($1.9 million), environmental penalties ($1.4 million), and information technology expenses ($0.6 million).
     Goodwill Impairment Loss. Based on our annual goodwill impairment test performed as of June 30, 2009, we determined that all of the goodwill in the two reporting units of our refining group was impaired. The total impact of the goodwill impairment in the three months ended June 30, 2009 was a non-cash charge of $230.7 million.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned major and minor maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the quarter ended June 30, 2009, we incurred costs of $2.9 million in connection with a turnaround at the El Paso refinery in the first quarter of 2010 and $0.3 million in anticipation of the turnaround previously scheduled for the first quarter of 2011 at the Yorktown refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2010 was $29.5 million, compared to $35.2 million for the three months ended June 30, 2009. The decrease was primarily due to revisions in the estimated useful lives of certain fixed assets that increased depreciation in 2009.
     Operating Income (Loss). Operating income was $71.5 million for the three months ended June 30, 2010, compared to operating loss of $202.8 million for the three months ended June 30, 2009, an increase of $274.3 million. This increase was attributable primarily to a goodwill impairment loss in 2009 and increased refinery gross margins in the second quarter of 2010, compared to decreased direct operating expenses, decreased selling, general, and administrative expenses, and decreased depreciation and amortization expense in the second quarter of 2009.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Net Sales. Net sales primarily consist of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the six months ended June 30, 2010 were $4,050.9 million, compared to $2,811.6 million for the six months ended June 30, 2009, an increase of $1,239.3 million, or 44.1%. This increase was primarily the result of higher sales prices for refined products. The average sales price per barrel increased from $61.53 in the first half of 2009, to $86.81 in the first half of 2010, an increase of 41.1%. During the first half of 2010, we sold 46.6 million barrels of refined products compared to 45.7 million barrels for the same period in 2009.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $3,747.7 million for the six months ended June 30, 2010, compared to $2,361.5 million for the six months ended June 30, 2009, an increase of $1,386.2 million, or 58.7%. This increase was primarily the result of higher crude oil costs ($1,016.5 million). The average cost per barrel increased from $46.74 in the first half of 2009 to $76.33 in the first half of 2010, an increase of 63.3%. Also contributing to this increase were increased third-party finished products purchases ($338.0 million), an LCM inventory adjustment in 2009 ($49.3 million), and increased purchases of other feedstocks and blendstocks ($36.0 million). These increases were partially offset by lower volume of crude oil purchases ($7.5 million). During the first half of 2009, we purchased 34.5 million barrels of crude oil compared to 34.4 million barrels for the same period in 2010. Refinery gross margin per throughput barrel decreased from $11.29 in the first half of 2009 to $8.17 in the first half of 2010, reflecting lower refining margins. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $6.59 and $9.67 for the six months ended June 30, 2010 and 2009, respectively. Cost of products sold for the six months ended June 30, 2009 includes $12.5 million in economic hedging losses previously reported as loss from derivative activities under other income (expense) for the six months ended June 30, 2009. This reclassification in the prior year was made to conform to the current presentation. Cost of products sold for the six months ended June 30, 2010 includes $3.2 million in economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $168.4 million for the six months ended June 30, 2010, compared to $200.6 million for the six months ended June 30, 2009, a decrease of $32.2 million, or 16.1%. This decrease primarily resulted from decreased personnel costs ($16.6 million) including the first quarter 2010 reversal of our 2009 incentive bonus accrual, decreased chemicals and catalysts ($5.5 million), decreased environmental expenses ($5.0 million), decreased electricity expense ($2.8 million), decreased insurance expense ($1.4 million), decreased outside support services ($1.2 million), and decreased property taxes ($1.1 million). These decreases were partially offset by increased natural gas expense ($4.1 million). See consolidated Direct Operating Expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2010 for additional discussion of the bonus accrual reversal.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $8.2 million for the six months ended June 30, 2010, compared to $19.8 million for the six months ended June 30, 2009, a decrease of $11.6 million, or 58.6%. This decrease primarily resulted from decreases in personnel costs ($6.4 million) including the first quarter 2010 reversal of the 2009 bonus accrual. See consolidated Direct Operating Expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2010 for additional discussion of the bonus accrual reversal. Also contributing to the decrease were decreased environmental penalties ($1.4 million), decreased bad debt expense ($1.1 million), decreased information technology expenses ($0.9 million), decreased professional and legal fees ($0.8 million), and decreased marketing expenses ($0.7 million).
     Goodwill Impairment Loss. Based on our annual goodwill impairment test performed as of June 30, 2009, we determined that all of the goodwill in the two reporting units of our refining group was impaired. The total impact of the goodwill impairment in the three months ended June 30, 2009 was a non-cash charge of $230.7 million.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned major and minor maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the six months ended June 30, 2010, we incurred costs of $23.3 million in connection with a turnaround at the El Paso refinery in the first quarter of 2010. For the six months ended June 30, 2009, we incurred costs of $2.9 million in anticipation of the same turnaround at the El Paso refinery and $0.4 million in anticipation of the turnaround previously scheduled for the first quarter of 2011 at the Yorktown refinery.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2010 was $58.8 million, compared to $64.5 million for the six months ended June 30, 2009. The decrease was primarily due to revisions of some estimated asset lives that increased depreciation in 2009.
     Operating Income (Loss). Operating income was $44.6 million for the six months ended June 30, 2010, compared to an operating loss of $68.8 million for the six months ended June 30, 2009, an increase of $113.4 million. This increase was attributable primarily to a goodwill impairment loss in 2009, decreased direct operating expenses, decreased selling, general, and administrative expenses, and decreased depreciation and amortization expense. These increases were partially offset by lower refinery gross margins in 2010 compared to 2009.

Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$184,212	$157,061	$342,792	$289,737
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	158,261	132,285	296,408	243,607
Direct operating expenses (exclusive of depreciation and amortization)	16,842	16,526	33,008	32,325
Selling, general, and administrative expenses	1,262	1,750	1,964	3,217
Goodwill impairment loss	—	27,610	—	27,610
Depreciation and amortization	2,729	2,610	5,135	4,883

Total operating costs and expenses	179,094	180,781	336,515	311,642

Operating income (loss)	$5,118	$(23,720)	$6,277	$(21,905)

Operating Data:
Fuel gallons sold (in thousands)	52,884	52,205	99,248	101,508
Fuel margin per gallon (1)	$0.20	$0.18	$0.18	$0.17
Merchandise sales	$49,250	$49,272	$92,001	$93,210
Merchandise margin (2)	28.7%	28.7%	28.3%	28.4%
Operating retail outlets at period end	150	152	150	152

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except for per gallon data)
Net Sales:
Fuel sales	$149,091	$120,855	$276,387	$218,514
Excise taxes included in fuel revenues	(20,452)	(19,077)	(37,933)	(34,244)
Merchandise sales	49,250	49,272	92,001	93,210
Other sales	6,323	6,011	12,337	12,257

Net sales	$184,212	$157,061	$342,792	$289,737

Costs of Products Sold:
Fuel cost of products sold	$138,727	$111,565	$258,868	$201,543
Excise taxes included in fuel cost of products sold	(20,452)	(19,077)	(37,933)	(34,244)
Merchandise cost of products sold	35,131	35,123	65,968	66,778
Other cost of products sold	4,855	4,674	9,505	9,530

Cost of products sold	$158,261	$132,285	$296,408	$243,607

Fuel margin per gallon (1)	$0.20	$0.18	$0.18	$0.17

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold.

(2)	Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the convenience store industry to measure operating results related to merchandise sales.
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the three months ended June 30, 2010 were $184.2 million, compared to $157.1 million for the three months ended June 30, 2009, an increase of $27.1 million, or 17.3%. This increase was primarily due to an increase in the sales price of gasoline and diesel fuel. The average sales price per gallon including excise taxes increased from $2.32 in the second quarter of 2009, to $2.82 in the second quarter of 2010.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $158.3 million for the three months ended June 30, 2010, compared to $132.3 million for the three months ended June 30, 2009, an increase of $26.0 million, or 19.7%. This increase was primarily due to increased costs of gasoline and diesel fuel. Average fuel cost per gallon including excise taxes increased from $2.14 in the second quarter of 2009, to $2.62 in the second quarter of 2010.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $16.8 million for the three months ended June 30, 2010, compared to $16.5 million for the three months ended June 30, 2009, an increase of $0.3 million, or 1.8%.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $1.3 million for the three months ended June 30, 2010, compared to $1.8 million for the three months ended June 30, 2009, a decrease of $0.5 million, or 27.8%. This decrease was primarily due to decreased personnel costs ($0.3 million) and decreased insurance expense ($0.3 million).
     Goodwill Impairment Loss. Based on our annual goodwill impairment test performed as of June 30, 2009, we determined that all of the goodwill in the reporting unit of our retail group was impaired. The total impact of the goodwill impairment in the three months ended June 30, 2009 was a non-cash charge of $27.6 million.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2010 was $2.7 million, compared to $2.6 million for the three months ended June 30, 2009, an increase of $0.1 million, or 3.8%.
     Operating Income (Loss). Operating income for the three months ended June 30, 2010 was $5.1 million, compared to operating loss of $23.7 million for the three months ended June 30, 2009, an increase of $28.8 million, or 121.5%. This increase was primarily due to a goodwill impairment loss in the second quarter of 2009 and increased fuel margins in the second quarter of 2010.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the six months ended June 30, 2010 were $342.8 million, compared to $289.7 million for the six months ended June 30, 2009, an increase of $53.1 million, or 18.3%. This increase was primarily due to an increase in the sales price of gasoline and diesel fuel. The average sales price per gallon including excise taxes increased from $2.15 in the second quarter of 2009, to $2.78 in the second quarter of 2010. This increase was partially offset by decreased merchandise sales.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $296.4 million for the six months ended June 30, 2010, compared to $243.6 million for the six months ended June 30, 2009, an increase of $52.8 million, or 21.7%. This increase was primarily due to increased costs of gasoline and diesel fuel. Average fuel cost per gallon including excise taxes increased from $1.99 in the second quarter of 2009, to $2.61 in the second quarter of 2010.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $33.0 million for the six months ended June 30, 2010, compared to $32.3 million for the six months ended June 30, 2009, an increase of $0.7 million, or 2.2%.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $2.0 million for the six months ended June 30, 2010, compared to $3.2 million for the six months ended June 30, 2009, a decrease of $1.2 million, or 37.5%. This decrease was primarily due to decreased personnel costs ($1.1 million).

     Goodwill Impairment Loss. Based on our annual goodwill impairment test performed as of June 30, 2009, we determined that all of the goodwill in the reporting unit of our retail group was impaired. The total impact of the goodwill impairment in the six months ended June 30, 2009 was a non-cash charge of $27.6 million.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2010 was $5.1 million, compared to $4.9 million for the six months ended June 30, 2009, an increase of $0.2 million, or 4.1%.
     Operating Income (Loss). Operating income for the six months ended June 30, 2010 was $6.3 million, compared to operating loss of $21.9 million for the six months ended June 30, 2009, an increase of $28.2 million, or 128.8%. This increase was primarily due to a goodwill impairment loss in the first half of 2009.
Wholesale Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$637,048	$386,313	$1,150,886	$717,324
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	615,407	365,506	1,109,297	675,176
Direct operating expenses (exclusive of depreciation and amortization)	12,433	13,354	22,394	27,362
Selling, general, and administrative expenses	2,937	4,142	4,876	8,900
Goodwill impairment loss	—	41,230	—	41,230
Depreciation and amortization	1,319	1,397	2,704	2,811

Total operating costs and expenses	632,096	425,629	1,139,271	755,479

Operating income (loss)	$4,952	$(39,316)	$11,615	$(38,155)

Operating Data:
Fuel gallons sold (in thousands)	224,717	198,824	431,791	397,924
Fuel margin per gallon (1)	$0.07	$0.07	$0.07	$0.07
Lubricant sales	$26,070	$28,348	$49,462	$60,135
Lubricant margin (2)	11.0%	7.9%	11.4%	8.4%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per gallon data)
Net Sales:
Fuel sales	$666,203	$401,889	$1,206,794	$751,100
Excise taxes included in fuel sales	(62,594)	(51,450)	(120,001)	(108,164)
Lubricant sales	26,070	28,348	49,462	60,135
Other sales	7,369	7,526	14,631	14,253

Net sales	$637,048	$386,313	$1,150,886	$717,324

Cost of Products Sold:
Fuel cost of products sold	$650,361	$388,095	$1,177,460	$723,018
Excise taxes included in fuel sales	(62,594)	(51,450)	(120,001)	(108,164)
Lubricant cost of products sold	23,213	26,101	43,827	55,074
Other cost of products sold	4,427	2,760	8,011	5,248

Cost of products sold	$615,407	$365,506	$1,109,297	$675,176

Fuel margin per gallon	$0.07	$0.07	$0.07	$0.07

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold.

(2)	Lubricant margin is a measurement calculated by dividing the difference between lubricant sales and lubricant cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the three months ended June 30, 2010 were $637.0 million, compared to $386.3 million for the three months ended June 30, 2009, an increase of $250.7 million, or 64.9%. This increase was primarily due to an increase in the average sales price of refined products and increased fuel sales volume. The average sales price per gallon of refined products, including excise taxes, increased from $2.02 in the second quarter of 2009 to $2.96 in the second quarter of 2010. Fuel sales volume increased from 198.8 million gallons in the second quarter of 2009 to 224.7 million gallons for the same period in 2010. This increase was partially offset by a decrease in lubricant sales volume. Lubricant sales volume decreased from 3.0 million gallons in the second quarter of 2009 to 2.7 million gallons in the second quarter of 2010.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $615.4 million for the three months ended June 30, 2010, compared to $365.5 million for the three months ended June 30, 2009, an increase of $249.9 million, or 68.4%. This increase was primarily due to increased costs of refined products and purchased fuel volume. The average cost per gallon of refined products, including excise taxes, increased from $1.95 in the second quarter of 2009 to $2.89 in the second quarter of 2010. This increase was partially offset by a decrease in purchased volume of lubricant.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $12.4 million for the three months ended June 30, 2010, compared to $13.4 million for the three months ended June 30, 2009, a decrease of $1.0 million, or 7.5%. This decrease primarily resulted from lower personnel costs ($1.7 million). This decrease was partially offset by increased vehicle fuel costs ($0.5 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $2.9 million for the three months ended June 30, 2010, compared to $4.1 million for the three months ended June 30, 2009, a decrease of $1.2 million, or 29.3%. This decrease primarily resulted from lower personnel costs ($0.9 million) and decreased taxes, licenses, and fees ($0.1 million).
     Goodwill Impairment Loss. Based on the results of our annual impairment analysis performed as of June 30, 2009, we determined that all of the goodwill in the reporting unit of our wholesale group was impaired. The total impact of the goodwill impairment in the three months ended June 30, 2009 was a non-cash charge of $41.2 million.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2010 was $1.3 million, compared to $1.4 million for the three months ended June 30, 2009, a decrease of $0.1 million, or 7.1%.
     Operating Income. Operating income for the three months ended June 30, 2010 was $5.0 million, compared to operating loss of $39.3 million for the three months ended June 30, 2009, an increase of $44.3 million, or 112.7%. This increase was primarily due to a goodwill impairment loss in the three months ended June 30, 2009 and decreased direct operating expenses and selling, general, and administrative expenses for the three months ended June 30, 2010.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the six months ended June 30, 2010 were $1,150.9 million, compared to $717.3 million for the six months ended June 30, 2009, an increase of $433.6 million, or 60.4%. This increase was primarily due to an increase in the average sales price of refined products and increased fuel sales volume. The average sales price per gallon of refined products, including excise taxes, increased from $1.89 in the first half of 2009 to $2.80 in the first half of 2010. Fuel sales volume increased from 397.9 million gallons in the first half of 2009 to 431.8 million gallons for the same period in 2010. This increase was partially offset by a decrease in the average price of lubricants and sales volume. The lubricant average price per gallon decreased from $9.86 in the first half of 2009 to $9.46 in the first half of 2010. Lubricant sales volume decreased from 6.1 million gallons for the first half of 2009 to 5.2 million for the same period in 2010.

     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $1,109.3 million for the six months ended June 30, 2010, compared to $675.2 million for the six months ended June 30, 2009, an increase of $434.1 million, or 64.3%. This increase was primarily due to increased costs of refined products and purchased fuel volume. The average cost per gallon of refined products, including excise taxes, increased from $1.82 in the first half of 2009 to $2.73 in the first half of 2010. This increase was partially offset by a decrease in the average cost of lubricants and purchased volume. The lubricant average cost per gallon decreased from $9.03 in the first half of 2009 to $8.38 in the first half of 2010.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $22.4 million for the six months ended June 30, 2010, compared to $27.4 million for the six months ended June 30, 2009, a decrease of $5.0 million, or 18.2%. This decrease primarily resulted from lower personnel costs ($5.9 million). This decrease was partially offset by increased vehicle fuel costs ($0.9 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $4.9 million for the six months ended June 30, 2010, compared to $8.9 million for the six months ended June 30, 2009, a decrease of $4.0 million, or 44.9%. This decrease primarily resulted from lower personnel costs ($3.1 million) and decreased bad debt expense ($0.6 million).
     Goodwill Impairment Loss. Based on the results of our annual impairment analysis performed as of June 30, 2009, we determined that all of the goodwill in the reporting unit of our wholesale group was impaired. The total impact of the goodwill impairment in the six months ended June 30, 2009 was a non-cash charge of $41.2 million.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2010 was $2.7 million, compared to $2.8 million for the six months ended June 30, 2009, a decrease of $0.1 million, or 3.6%.
     Operating Income. Operating income for the six months ended June 30, 2010 was $11.6 million, compared to operating loss of $38.2 million for the six months ended June 30, 2009, an increase of $49.8 million, or 130.4%. This increase was primarily due to a goodwill impairment loss in the six months ended June 30, 2009 and decreased direct operating expenses and selling, general, and administrative expenses for the six months ended June 30, 2010.
Outlook
     The impact of a continued weak economy, reduced demand for refined products, and narrowing differentials between light and heavy crude oil prices negatively impacted our refining margins throughout much of 2009 and the first half of 2010. New global refining capacity has also led to an increase in refined product inventories that has caused downward pressure on margins. Until the economy recovers and demand improves, we expect refining margins to continue to be negatively impacted. Also, as a result of these current unfavorable industry fundamentals, several refineries in North America have been temporarily or permanently idled.
     The recent financial performance of our Yorktown refinery has negatively impacted our overall results of operations. Particularly, narrow heavy sour crude oil differentials have had a significant impact on operating results at Yorktown. Such narrow crude oil differentials combined with lower margins have made the Yorktown refinery uneconomical to operate. In response to these current and anticipated near-term market conditions at Yorktown, on August 3, 2010, the Board of Directors approved the suspension of refining operations at the Yorktown refinery. The Yorktown refinery will continue to be operated as a refined product distribution terminal. The Company believes that excluding one-time charges of approximately $13 million to be incurred in the third and fourth quarters of this year, these terminal operations will generate positive operating cash flows and eliminate operating losses that were occurring at the Yorktown refinery. We will continue to evaluate all strategic alternatives and if the economic environment in the Yorktown market improves sufficiently, we will consider restarting refining operations. Due to the effect of the current unfavorable economic conditions on the refining industry, and our expectations of a continuation of such conditions for the near term, we will continue to monitor both our operating assets and capital projects for potential asset impairments or project write-offs until conditions improve. Changes in market conditions, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in significant impairment charges or project write-offs in the future, thus affecting our earnings.

     As we entered the spring 2010 driving season, we experienced stronger refining margins in the Southwest. Our overall refining margins improved to $9.74 per throughput barrel in the second quarter of 2010 from $6.38 per throughput barrel in the first quarter of 2010. So far, the third quarter refining margins continue to be good, but are expected to be lower than the second quarter of 2010. Through the end of July the Gulf Coast 3:2:1 benchmark crack spread has averaged $8.91 per barrel compared to $9.68 per barrel for the second quarter of 2010. However, refining margins remain volatile due to current market conditions.
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
Liquidity and Capital Resources
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and our revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. The modestly improving refining margin environment during the first half of 2010, compared to the fourth quarter of 2009, positively impacted our earnings and cash flows. Our refining gross margin increased from $4.89 per throughput barrel in the fourth quarter of 2009 to $6.38 per throughput barrel in the first quarter of 2010, and to $9.74 per throughput barrel in the second quarter of 2010. However, a planned 19-day maintenance turnaround at our El Paso refinery and a planned 10-day outage at our Gallup refinery during the first quarter of 2010 resulted in a temporary increase in inventory levels and prepaid inventory purchases compared to the fourth quarter of 2009.
     Refining margins may be volatile in subsequent quarters. Our margins may deteriorate significantly, potentially reducing our earnings and cash flows. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I, Item 1A “Risk Factors” in our 2009 annual report on Form 10-K and elsewhere in this quarterly report. If any of these events should transpire, we could be unable to comply with the financial covenants set forth in our credit facilities (described below). If we fail to achieve the financial covenant threshold levels, we could be prohibited from borrowing under our revolving credit facility for our working capital needs or issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, in order to operate our business.
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
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended
	June 30,
	2010	2009
Cash flows provided by (used in) operating activities	$(146,123)	$120,535
Cash flows used in investing activities	(36,891)	(69,341)
Cash flows provided by (used in) financing activities	128,500	(64,556)

Net decrease in cash and cash equivalents	$(54,514)	$(13,362)

Cash Flows Provided By (Used In) Operating Activities
     Net cash used in operating activities for the six months ended June 30, 2010 was $146.1 million compared to net cash generated for the six months ended June 30, 2009 of $120.5 million. The most significant providers of cash during the first six months of 2010 were adjustments to net income for non-cash items such as depreciation and amortization ($69.0 million), amortization of original issue discount ($7.7 million), amortization of loan fees ($4.8 million), and stock-based compensation ($2.5 million). The most significant uses of cash were net cash outflows from a temporary investment in inventory levels ($25.7 million), prepaid inventory purchases primarily for the procurement of crude oil ($123.1 million), and accounts payable ($55.1 million).
     Net cash provided by operating activities for the six months ended June 30, 2009 was $120.5 million. The most significant providers of cash were adjustments to net income for non-cash items such as goodwill impairment loss ($299.6 million), depreciation and amortization ($74.7 million), write-off of unamortized loan fees ($9.0 million), deferred income taxes ($42.6 million), amortization of loan fees ($3.7 million), and stock-based compensation ($2.3 million). These increases in cash were partially offset by a net cash outflow from an increase in accounts receivable ($60.9 million), prepaid expenses ($31.8 million), and an increase in other accrued liabilities ($24.6 million) offset by cash generated by accounts payable ($75.0 million).
Cash Flows Used In Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2010 was $36.9 million (including capitalized interest of $1.6 million), primarily relating to capital expenditures. Total capital spending for the first half of 2010 included spending on the MSAT II project at our El Paso refinery ($23.1 million), other improvement projects at our El Paso refinery ($4.8 million), and several other improvement and regulatory projects at our Gallup and Yorktown refineries ($6.2 million). In addition, our total capital spending included projects for our retail group ($2.4 million) and our wholesale group ($0.3 million). We currently expect to spend approximately $99.9 million (excluding capitalized interest) in capital expenditures for all of 2010.
     Net cash used in investing activities for the six months ended June 30, 2009 was $69.3 million (including capitalized interest of $5.2 million), all relating to capital expenditures. Capital spending for the first half of 2009 included spending on the low sulfur gasoline project ($37.5 million) and the diesel hydrotreater revamp project ($2.6 million) at our El Paso refinery, coker upgrades ($2.9 million), and the MSAT project ($1.2 million) at our Yorktown refinery, and several other improvement and regulatory projects for our refining group. In addition, our total capital spending included projects for our retail group ($1.3 million) and our corporate group ($0.8 million).
Cash Flows Used In Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2010 was $128.5 million. Cash provided by financing activities for the first half of 2010 included net borrowings from our revolving credit facility ($135.0 million), which were partially offset by principal payments on our Term Loan ($6.5 million).
     Net cash used in financing activities for the six months ended June 30, 2009 was $64.6 million. Cash used in financing activities for the first half of 2009 included principal payments on our Term Loan ($904.2 million), a net decrease to our revolving credit facility ($60.0 million), deferred financing costs ($2.9 million), and the repurchases of common stock to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan ($0.6 million). These decreases in cash were partially offset by the net proceeds from the issuance of our Senior Secured Notes ($538.2 million), our Convertible Senior Notes ($194.0 million), and common stock ($170.9 million).
Working Capital
     Working capital at June 30, 2010 was $303.8 million, consisting of $1,001.7 million in current assets and $697.9 million in current liabilities. As of June 30, 2010, the gross availability under the 2007 Revolving Credit Agreement was $639.1 million, determined based on an advance rate formula tied to our accounts receivable and inventory levels. As of June 30, 2010, the Company had net availability under the 2007 Revolving Credit Agreement of $191.1 million due to $263.0 million in letters of credit outstanding and $185.0 million in outstanding direct borrowings. Working capital at December 31, 2009 was $311.3 million, consisting of $944.2 million in current assets and $632.9 million in current liabilities. As of December 31, 2009, we had net availability of $305.6 million under our 2007 Revolving Credit Agreement. Our availability under the 2007 Revolving Credit Agreement during the month of July 2010 has averaged $198.0 million.

Indebtedness
     Senior Secured Notes. In June 2009, we issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes, or the Fixed Rate Notes. The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes, or the Floating Rate Notes, and together with the Fixed Rate Notes, the Senior Secured Notes. The Fixed Rate Notes mature on June 15, 2017 and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009 at a rate of 11.25% per annum. The Fixed Rate Notes may be redeemed by us at our option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. As of June 30, 2010, the fair value of the Fixed Rate Notes was $290.9 million. The Floating Rate Notes mature on June 15, 2014 and pay interest quarterly beginning on September 15, 2009 at a per annum rate, reset quarterly, equal to 3-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50%. The interest rate on the Floating Rate Notes as of June 30, 2010 was 10.75%. The Floating Rate Notes may be redeemed by us at our option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter.
     Proceeds from the issuance of the Fixed Rate Notes were $290.7 million, net of an original issue discount of $27.8 million and underwriting discounts of $6.5 million. Proceeds from the issuance of the Floating Rate Notes were $247.5 million, net of an original issue discount of $22.0 million and underwriting discounts of $5.5 million. We paid $2.1 million in other financing costs related to the Senior Secured Notes. The fair value of the Floating Rate Notes was $247.5 million at June 30, 2010. We are amortizing the original issue discounts using the effective interest method over the life of the notes. The combined proceeds from the issuance and sale of the Senior Secured Notes were used to repay a portion of the outstanding indebtedness under the Term Loan Credit Agreement, or Term Loan.
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
     The indenture governing the Senior Secured Notes contains covenants that limit our (and most of our subsidiaries’) ability to, among other things: (i) pay dividends or make other distributions in respect of our capital stock or make other restricted payments; (ii) make certain investments; (iii) sell certain assets; (iv) incur additional debt or issue certain preferred shares; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; (vii) restrict dividends or other payments from restricted subsidiaries; and (viii) enter into certain transactions with our affiliates. These covenants are subject to a number of important limitations and exceptions. The indenture governing the Senior Secured Notes also provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all then outstanding Senior Secured Notes to be due and payable immediately.
     We may issue additional notes from time to time pursuant to the indenture governing the Senior Secured Notes.
     Convertible Senior Notes. We issued and sold $215.5 million in aggregate principal amount of our 5.75% Senior Convertible Notes due 2014, or the Convertible Senior Notes, during June and July 2009. The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per year beginning on December 15, 2009. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of our obligation upon conversion of the Convertible Senior Notes, we may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes in June and July 2009 were $209.0 million, net of underwriting discounts of $6.5 million, and were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate used by us to determine the liability and equity components of the Convertible Senior Notes was 13.75%. We paid $0.5 million in other financing costs related to the Convertible Senior Notes. We valued the conversion feature at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. The discount on the Convertible Senior Notes is amortized using the effective interest method over the life of the notes. As of June 30, 2010, the fair value of the Convertible Senior Notes was $161.3 million and the if-converted value is less than its principal amount.
     Term Loan Credit Agreement. The Term Loan has a maturity date of May 30, 2014 and is secured by our fixed assets, including our refineries. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014 with the remaining balance due on the maturity date. We made principal payments on the Term Loan of $6.5 million in the first half of 2010 and 2009. The average interest rates under the Term Loan for the first half of 2010 and 2009 were 10.75% and 8.56%, respectively. As of June 30, 2010, the interest rate under the Term Loan was 10.75%. We amended the Term Loan during the second and fourth quarters of 2009 in connection with the new debt offerings and in order to modify certain of the financial covenants. To effect these amendments, we paid $3.4 million in amendment fees. As a result of the partial paydown of the Term Loan in June 2009, we expensed $9.0 million during the second quarter to write-off a portion of the unamortized loan fees related to the Term Loan. As of June 30, 2010, the fair value of the Term Loan was $317.0 million.
     2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable, and inventory, can be used to refinance existing indebtedness of us and our subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. As of June 30, 2010, the gross availability under the 2007 Revolving Credit Agreement was $639.1 million determined based on an advance rate formula tied to our accounts receivable and inventory levels. As of June 30, 2010, we had net availability under the 2007 Revolving Credit Agreement of $191.1 million due to $263.0 million in letters of credit outstanding and $185.0 million in outstanding direct borrowings. Our average net availability under the 2007 Revolving Credit Agreement for the month of July 2010 was $198.0 million. The average interest rates under the 2007 Revolving Credit Agreement for the first six months of 2010 and 2009 were 6.30% and 5.50%, respectively. At June 30, 2010, the interest rate under the 2007 Revolving Credit Agreement was 6.20%. We amended the 2007 Revolving Credit Agreement during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. We incurred $5.6 million in fees related to these amendments.
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
     Certain Covenants in Agreements. The Agreements contain certain covenants, including limitations on debt, investments, and dividends; and financial covenants relating to minimum interest coverage, maximum leverage, and minimum EBITDA. We were in compliance with all applicable covenants set forth in the Agreements at June 30, 2010. The following table sets forth the more significant financial covenants on minimum consolidated EBITDA, minimum consolidated interest coverage (as defined therein), and maximum consolidated leverage (as defined therein) by quarter:

	Minimum	Minimum	Maximum
	Consolidated	Consolidated	Consolidated
	EBITDA	Interest Coverage	Leverage
	(In thousands)	Ratio	Ratio
June 30, 2010 (1)	$80,000	1.00 to 1.00	N/A
September 30, 2010 (1)	140,000	1.25 to 1.00	N/A
December 31, 2010	N/A	1.50 to 1.00	5.25 to 1.00
March 31, 2011	N/A	1.50 to 1.00	5.25 to 1.00
June 30, 2011 and thereafter	N/A	2.00 to 1.00	4.50 to 1.00

(1)	Minimum consolidated EBITDA is for the six and nine months ending June 30 and September 30, 2010, respectively.

Contractual Obligations and Commercial Commitments
     In February 2010 we began receiving crude oil on a long-term purchase contract that resulted in an annual contractual obligation of $381.5 million for 2010 and $416.9 million annually thereafter through December 31, 2019.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of June 30, 2010, we held approximately 6.7 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $57.48 per barrel. At June 30, 2010, the excess of the current cost of our crude oil, refined products, and other feedstocks and blendstocks inventories over aggregated LIFO costs was $123.5 million.
     In accordance with FASC 161, Accounting for Derivative Instruments and Hedging Activities, all commodity futures contracts, price swaps, and options are recorded at fair value and any changes in fair value between periods are recorded in our Condensed Consolidated Statements of Operations as a component of cost of products sold.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts, price swaps, or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in cost of products sold at the end of each period. For the three and six months ended June 30, 2010, we had $0.3 million and $3.2 million, respectively, in net losses settled or accounted for using mark-to-market accounting. For the three and six months ended June 30, 2009, we had $11.3 million and $12.5 million, respectively, in net realized and unrealized losses accounted for using mark-to-market accounting.
     At June 30, 2010, we had open commodity derivative instruments consisting of crude oil futures and finished product price swaps on a net 548,000 barrels to protect the value of certain crude oil, finished product, and blendstock inventories for future quarters in 2010. These open instruments had total unrealized net gains at June 30, 2010, of $1.3 million.
     During the three months ended June 30, 2010, we did not have any commodity derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of June 30, 2010, $808.3 million of our outstanding debt, excluding unamortized discount, was at floating interest rates based on LIBOR and prime rates. An increase in these base rates of 1% would increase our interest expense by $8.1 million per year.

Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information
Item 1. Legal Proceedings
     In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. We incorporate by reference the information regarding contingencies in Note 22, “Contingencies,” to our Condensed Consolidated Financial Statements set forth in Item 8. Financial Statements and Supplementary Data of our 2009 annual report on Form 10-K. In addition, we incorporate by reference the Legal Matters section of Note 19, “Contingencies,” from this Form 10-Q. Other than as described in Note 19, there were no material developments during the quarter in any of the legal proceedings described therein. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition, or results of operations.
Item 1A. Risk Factors
     A discussion of the risks we face can be found in our 2009 annual report on Form 10-K under Part I, Item 1A. “Risk Factors.” As of the date hereof, there have been no material changes to the risk factors set forth in our 2009 annual report on Form 10-K.

Item 6. Exhibits

Number	Exhibit Title
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke Gary R. Dalke	Chief Financial Officer (Principal Financial Officer)	August 6, 2010