Form 10-Q
period 2010-09-30
Western Refining, Inc.
filed 2010-11-05
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
As of October 29, 2010, there were 88,303,733 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES
INDEX

Forward-Looking Statements
     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II — Item 1, “Legal Proceedings” relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals, and expectations concerning our market position, demand for refined products, possible increased costs, future operations including the operations of our Yorktown refinery, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources, satisfaction of our working capital requirements, our ability to improve our capital structure through asset sales and/or through certain financings, potential asset impairments or write-offs, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational or refinery efficiencies and cost savings, future refining capacity, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures and future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity derivative instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
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
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	worsening of the economic downturn and instability and volatility in the financial markets;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	changes in crack spreads;

•	changes in the spread between West Texas Intermediate, or WTI, crude oil and West Texas Sour, or WTS, crude oil, also referred to as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Mayan crude oil, also known as the light/heavy spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	conditions in the capital markets;

•	our ability to raise additional funds for our working capital needs in the public or private debt or equity markets;

•	adverse changes in our crude oil suppliers’ view as to our creditworthiness;

i

•	construction of new, or expansion of existing, product pipelines in the areas that we serve;

•	actions of customers and competitors, including overseas refineries;

•	changes in fuel and utility costs incurred by our refineries;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects, and failure to realize the expected benefits from those projects;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental, climate change, safety, tax and other laws, policies and regulations, and enforcement initiatives;

•	rulings, judgments or settlements in litigation, or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	the price, availability, and acceptance of alternative fuels and alternative-fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism, and other matters beyond our control; and

•	other factors discussed in more detail under Part I. — Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, or 2009 10-K, which are incorporated herein by this reference, and in Part II. — Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q.
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

ii

Part I
Financial Information
Item 1. Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$77,522	$74,890
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $3,260 and $1,571, respectively	278,209	337,559
Inventories	335,379	422,753
Prepaid expenses	90,671	29,216
Other current assets	59,152	79,740

Total current assets	840,933	944,158
Property, plant, and equipment, net	1,713,918	1,767,900
Intangible assets, net	61,059	61,693
Other assets, net	45,772	50,903

Total assets	$2,661,682	$2,824,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$266,376	$405,684
Accrued liabilities	138,038	118,569
Current deferred income tax liability, net	43,792	45,651
Current portion of long-term debt	38,000	63,000

Total current liabilities	486,206	632,904

Long-term liabilities:
Long-term debt, less current portion	1,055,608	1,053,664
Deferred income tax liability, net	399,866	391,348
Other liabilities	39,711	58,286

Total long-term liabilities	1,495,185	1,503,298

Commitments and contingencies (Note 19)

Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 89,001,739 and 88,688,717 shares issued, respectively	890	887
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	586,679	583,458
Retained earnings	117,443	126,920
Accumulated other comprehensive loss, net of tax	(3,278)	(1,370)
Treasury stock, 698,006 shares at cost	(21,443)	(21,443)

Total stockholders’ equity	680,291	688,452

Total liabilities and stockholders’ equity	$2,661,682	$2,824,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$2,038,296	$1,896,273	$6,099,028	$4,848,016
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,807,411	1,699,399	5,479,813	4,115,610
Direct operating expenses (exclusive of depreciation and amortization)	116,982	116,717	337,930	374,195
Selling, general, and administrative expenses	24,031	23,725	61,604	85,903
Goodwill impairment loss	—	—	—	299,552
Other impairment losses	3,963	—	3,963	—
Maintenance turnaround expense	—	1,031	23,286	4,353
Depreciation and amortization	35,253	34,725	104,294	109,382

Total operating costs and expenses	1,987,640	1,875,597	6,010,890	4,988,995

Operating income (loss)	50,656	20,676	88,138	(140,979)
Other income (expense):
Interest income	151	17	317	197
Interest expense and other financing costs	(37,099)	(33,024)	(111,168)	(88,047)
Amortization of loan fees	(2,453)	(1,795)	(7,287)	(4,832)
Write-off of unamortized loan fees	—	—	—	(9,047)
Other income (expense), net	712	(39)	4,631	4,594

Income (loss) before income taxes	11,967	(14,165)	(25,369)	(238,114)
Provision for income taxes	(5,108)	9,383	15,892	(15,057)

Net income (loss)	$6,859	$(4,782)	$(9,477)	$(253,171)

Net earnings (loss) per share:
Basic	$0.08	$(0.05)	$(0.11)	$(3.29)
Diluted	$0.08	$(0.05)	$(0.11)	$(3.29)

Weighted average common shares outstanding:
Basic	88,280	87,973	88,170	76,191
Diluted	88,280	87,973	88,170	76,191
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,477)	$(253,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment loss	—	299,552
Other impairment losses	3,963	—
Depreciation and amortization	104,294	109,382
Amortization of loan fees	7,287	4,832
Amortization of original issue discount	11,694	4,202
Write-off of unamortized loan fees	—	9,047
Stock-based compensation expense	4,273	3,493
Deferred income taxes	6,659	11,193
(Gain) loss on disposal of assets	(418)	348
Changes in operating assets and liabilities:
Accounts receivable	59,350	(113,083)
Inventories	87,374	(25,707)
Prepaid expenses	(61,455)	(39,500)
Other assets	21,333	159
Accounts payable	(139,152)	138,908
Accrued liabilities	18,420	5,938
Other long-term liabilities	(20,664)	(7,040)

Net cash provided by operating activities	93,481	148,553

Cash flows from investing activities:
Capital expenditures	(56,741)	(93,762)
Proceeds from the sale of assets	642	395

Net cash used in investing activities	(56,099)	(93,367)

Cash flows from financing activities:
Additions to long-term debt	—	747,183
Payments on long-term debt	(9,750)	(922,443)
Common stock offering	—	170,442
Revolving credit facility, net	(25,000)	(60,000)
Deferred financing costs	—	(4,547)
Repurchases of common stock	—	(599)

Net cash used in financing activities	(34,750)	(69,964)

Net increase (decrease) in cash and cash equivalents	2,632	(14,778)
Cash and cash equivalents at beginning of period	74,890	79,817

Cash and cash equivalents at end of period	$77,522	$65,039

Supplemental disclosures of cash flow information for:
Income taxes refunded	$(50,731)	$(5,071)
Interest paid	89,859	88,638
Non-cash investing and financing activities:
Reduction of long-term debt for original issue discounts and deferred financing costs	—	68,267
Equity component of convertible notes, net of deferred taxes of $22.6 million and issuance costs of $2.0 million	—	38,252
Accrued capital expenditures	155	776
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$6,859	$(4,782)	$(9,477)	$(253,171)
Other comprehensive income (loss) items:
Benefit plans:
Actuarial loss	(3,684)	—	(3,684)	—
Reclassification of (gain) loss to income	(3)	2	(11)	217
Pension plan termination adjustment	—	—	617	25,689

Other comprehensive income (loss) before tax	(3,687)	2	(3,078)	25,906
Income tax	(1,369)	1	(1,170)	9,626

Other comprehensive income (loss), net of tax	(2,318)	1	(1,908)	16,280

Comprehensive income (loss)	$4,541	$(4,781)	$(11,385)	$(236,891)

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
     The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and operates two refineries with a total crude oil throughput capacity of approximately 151,000 barrels per day (“bpd”). In addition to the 128,000 bpd refinery in El Paso, Texas, the Company also owns and operates a 23,000 bpd refinery near Gallup, in the Four Corners region of Northern New Mexico. Prior to September 2010, the Company operated a 70,000 bpd refinery near Yorktown, Virginia and until November 2009, the Company also operated a 17,000 bpd refinery near Bloomfield, New Mexico. The Company temporarily suspended refining operations at the Yorktown facility in September 2010 and indefinitely suspended refining operations at the Bloomfield refinery in late November 2009. The Company continues to operate both facilities as product distribution terminals. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined product distribution terminals in Bloomfield, New Mexico; Albuquerque, New Mexico; and Yorktown, Virginia; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of September 30, 2010, the Company also owned and operated 150 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     The Company’s operations include three business segments: the refining group, the wholesale group, and the retail group. See Note 3, “Segment Information” for further discussion of the Company’s business segments.
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. Consequently, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. Volatile refining margins can significantly impact the Company’s results of operations and affect comparability of net sales and cost of products sold from period to period.
2. Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period.
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
     Cash Equivalents
     Cash equivalents consist of investments in money market accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. In its Condensed Consolidated Balance Sheets, the Company had no cash equivalents within the cash balance of $77.5 million on September 30, 2010 and $5.4 million of cash equivalents within the cash balance of $74.9 million on December 31, 2009.
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
      The Company performed an impairment analysis related to its Yorktown refinery long-lived assets as of June 30, 2010. The economic slowdown that began in 2008 and has continued through 2010 has reduced demand for refined products, thereby putting significant pressure on refined product margins. Beginning in the second quarter of 2009, price differentials between heavy crude oil and light sweet crude oil (“heavy light crude oil differential”) narrowed. Narrow heavy light crude oil differentials can significantly impact the profitability of the Yorktown refinery. Such narrow crude oil differentials could make the Yorktown refinery uneconomical to operate in the near term. Due to these economic conditions, at December 31, 2009, the Company performed an impairment analysis of its Yorktown long-lived and intangible assets. This analysis indicated that the December 31, 2009 carrying value of the Yorktown long-lived assets was recoverable. Continuing losses due to narrow heavy light crude oil differentials, poor coking economics, changes in Yorktown crude oil purchase contract terms, and potentially significant regulatory capital spending requirements caused the Company to temporarily suspend its Yorktown refining operations during the third quarter of 2010. Accordingly, the Company revised its previous cash flow forecasts used in its analysis for long-lived asset impairment at the Yorktown refinery as of December 31, 2009. This model assumes that refining operations will be temporarily suspended and that the Yorktown facility will be operated as a refined product terminal in the near term. The Company’s revised forecast includes estimates and assumptions that require considerable judgment and are based on historical experience, industry analysts’ margin forecasts, financial forecasts, and industry trends and conditions. The cash flow model assumes an $86.00 average cost per barrel of crude oil and that the heavy light crude oil differentials realized at Yorktown will return to historical levels of between $6.50 and $7.00 per barrel within the next two to three years. Increases in the average cost per barrel of crude oil without a corresponding increase in the heavy light crude oil differential could negatively impact the forecasted cash flows. Additionally, the Company’s forecast assumes that gross refining margins and throughputs will return to near historical levels achieved at the Yorktown refinery in 2008 with an average per barrel margin of $8.70 and an annual average throughput of 69,800 barrels per day. Based on the analysis, the Company determined that the undiscounted cash flows exceeded the carrying amount of its significant Yorktown operating assets as of June 30, 2010. However, due to the uncertainty of various assumptions used, the potential for future impairment remains. Impairments related to Yorktown could have a material impact on the Company’s results of operations. The Company will continue to evaluate all strategic alternatives and if the economic environment in the Yorktown market improves sufficiently, would expect to restart refining operations. If it becomes apparent to management in the future that the Company will not restart the refining operations, or if its future cash flow forecasts change, an indication of potential impairment would exist at that time. The carrying value of the long-lived assets related to refining operations that were idled and could be subject to impairment was approximately $478.7 million at September 30, 2010. The carrying value of total long-lived and intangible assets at Yorktown as of September 30, 2010 was $692.7 million.
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
     Reclassifications
     Cost of products sold for the three and nine months ended September 30, 2009 includes $0.7 million and $13.3 million in economic hedging losses previously reported as loss from derivative activities under other income (expense) in the third quarter 2009 Condensed Consolidated Statements of Operations. This reclassification in the prior year was made to conform to the current presentation. Inclusion of these amounts in cost of products sold for the period provides a better matching of costs to revenues than the Company’s previous presentation as all related derivative trading activity is for the purpose of reducing the Company’s exposure to crude oil, other feedstock, and refined product price risk. Cost of products sold for the three and nine months ended September 30, 2010 includes $1.7 million and $4.8 million in economic hedging losses, respectively.
3. Segment Information
     The Company is organized into three operating segments based on manufacturing and marketing criteria and the nature of their products and services, their production processes, and their types of customers. These segments are the refining group, the wholesale group, and the retail group. A description of each segment and its principal products follows:
     Refining Group. The Company’s refining group operates two refineries: one in El Paso, Texas (the “El Paso refinery”) and one near Gallup, New Mexico (the “Gallup refinery”). The refining group also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, three stand-alone refined product distribution terminals, and four asphalt terminals. The two refineries make various grades of gasoline, diesel fuel, and other products from crude oil; other feedstocks; and blending components. The Company purchases crude oil, other feedstocks, and blending components from various suppliers. The Company also acquires refined products through exchange agreements and from various third-party suppliers. The Company sells these products through its own service stations, its own wholesale group, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Wholesale Group. The Company’s wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of refined product and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah. The Company’s wholesale group purchases petroleum fuels and lubricants from third-party suppliers and from the refining group.
     Retail Group. The Company’s retail group operates service stations that include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s wholesale group supplies the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and beverage and food products from various third-party suppliers. At September 30, 2010, the Company’s retail group operated 150 service stations and convenience stores or kiosks located in Arizona, New Mexico, and Colorado.
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
     Operations that are not included in any of the three segments mentioned above are included in the category other in Note 3, “Segment Information”. These operations consist primarily of corporate staff operations and other items not considered to be related to the normal business operations of the other segments. Other items of income and expense, including income taxes, are not allocated to operating segments.
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
     The Company temporarily suspended its refinery operations at the Yorktown refinery in September 2010. No impairment charges resulted from the suspension of refining operations. Exit costs of $4.0 million were incurred related to this suspension of operations and were primarily related to one-time termination benefits. There were no terminated contract costs incurred and other exit costs were $1.0 million. All costs have either been paid or accrued at September 30, 2010. These exit costs have been included in direct operating expenses and selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010. The Company expects to incur an additional $9.5 million in exit costs during the fourth quarter of 2010. The Company also ceased operating its refined product distribution terminal located in Flagstaff, Arizona. The Company’s impairment analysis resulted in third quarter impairment charges that have been included in other impairment losses in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010.
     During the second quarter of 2009, in performing its annual impairment analysis, the Company determined that the entire balance of goodwill of $299.6 million in four of its six reporting units was impaired. Related impairment charges have been reported under goodwill impairment loss in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2010 and 2009 are presented below:

	For the Three Months Ended September 30, 2010
	Refining	Wholesale	Retail
	Group (2)	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,372,880	$476,707	$188,709	$—	$2,038,296
Intersegment revenues (1)	672,126	154,596	6,429	—	—

Operating income (loss)	$51,947	$5,151	$7,606	$(14,048)	$50,656
Other income (expense), net					(38,689)

Income before income taxes					$11,967

Depreciation and amortization	$30,434	$1,210	$2,496	$1,113	$35,253
Capital expenditures	18,041	63	1,385	171	19,660

	For the Nine Months Ended September 30, 2010
	Refining	Wholesale	Retail
	Group (2)	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$4,182,086	$1,396,018	$520,924	$—	$6,099,028
Intersegment revenues (1)	1,913,798	386,171	17,006	—	—

Operating income (loss)	$96,505	$16,766	$13,883	$(39,016)	$88,138
Other income (expense), net					(113,507)

Loss before income taxes					$(25,369)

Depreciation and amortization	$89,211	$3,914	$7,631	$3,538	$104,294
Capital expenditures	52,527	470	3,503	241	56,741
Total assets at September 30, 2010	2,238,670	158,246	155,731	109,035	2,661,682

(1)	Intersegment revenues of $833.2 million and $2,317.0 million have been eliminated in consolidation for the three and nine months ended September 30, 2010, respectively.

(2)	Included in refining assets are $21.9 million in long-lived assets currently located at the Bloomfield facility that the Company intends to relocate and place into service at the Gallup refinery based on feasibility and compatibility with the Gallup refining assets. Engineering studies are in process to validate the compatibility of these assets. If determined to be feasible, these assets will be placed in service during the scheduled 2012 maintenance turnaround. Also included in refining assets are $478.7 million in long-lived and intangible assets that the Company has temporarily idled at the Yorktown refinery. Refining operations at the Yorktown refinery would be resumed in the future if prevailing market conditions support sustained profitable operations at Yorktown, which is currently anticipated to be no later than the end of 2013. Unforeseen circumstances could alter the Company’s planned time lines or prevent full utilization of these assets in the future. As such, risk of partial or full impairment exists.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended September 30, 2009
	Refining	Wholesale	Retail
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,316,021	$408,762	$171,490	$—	$1,896,273
Intersegment revenues (1)	518,109	60,380	5,218	—	—

Operating income (loss)	$21,450	$3,680	$6,752	$(11,206)	$20,676
Other income (expense), net					(34,841)

Loss before income taxes					$(14,165)

Depreciation and amortization	$29,686	$1,394	$2,415	$1,230	$34,725
Capital expenditures	21,535	1	2,090	408	24,034

	For the Nine Months Ended September 30, 2009
	Refining	Wholesale	Retail
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$3,379,808	$1,016,821	$451,387	$—	$4,848,016
Intersegment revenues (1)	1,265,901	169,645	15,058	—	—

Operating income (loss) before goodwill impairment loss	$183,338	$6,755	$12,457	$(43,977)	$158,573
Goodwill impairment loss	(230,712)	(41,230)	(27,610)	—	(299,552)

Operating loss after goodwill impairment loss	(47,374)	(34,475)	(15,153)	(43,977)	(140,979)
Other income (expense), net					(97,135)

Loss before income taxes					$(238,114)

Depreciation and amortization	$94,162	$4,205	$7,298	$3,717	$109,382
Capital expenditures	89,573	583	2,476	1,130	93,762
Total assets at September 30, 2009 (2)	2,530,605	155,617	157,064	75,182	2,918,468

(1)	Intersegment revenues of $583.7 million and $1,450.6 million have been eliminated in consolidation for the three and nine months ended September 30, 2009, respectively.

(2)	During the second quarter of 2009, in performing its annual impairment analysis, the Company determined that goodwill of $299.6 million in four of its six reporting units was impaired. Related impairment charges were recorded during the second quarter of 2009.
4. Fair Value Measurement
     Following the requirements of FASC 820, Fair Value Measurements and Disclosures (“FASC 820”), the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
     FASC 820 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
measure fair value that is either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
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
     The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Company’s revolving credit facility, approximated their fair values at September 30, 2010 due to their short-term maturities. The following table represents the Company’s assets measured at fair value on a recurring basis as of September 30, 2010, and the basis for that measurement:

Fair Value Measurement Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial liabilities:
Derivative contracts	$555	$—	$555	$—
     During the third quarter of 2010, the Company impaired various long-lived assets. The impairment was determined as the excess of the carrying values of the respective assets over fair value. Fair value was determined using unobservable inputs (Level 3). The carrying value of these assets prior to impairment was $5.2 million and $1.2 million after impairment.
5. Inventories
     Inventories were as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Refined products	$148,870	$145,813
Crude oil and other raw materials	162,241	252,860
Lubricants	12,490	12,738
Convenience store merchandise	11,778	11,342

Inventories	$335,379	$422,753

     The Company values its crude oil, other raw materials, and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by the Company’s retail and wholesale groups, refined products inventories are valued under the LIFO valuation method. Lubricants and convenience store merchandise are valued under the first-in, first-out (“FIFO”) valuation method.
     As of September 30, 2010 and December 31, 2009, refined products and crude oil and other raw materials totaled 5.7 million barrels and 7.1 million barrels, respectively. The Company’s average LIFO cost per barrel of refined products and

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
crude oil and other raw materials inventories was $54.76 and $56.32 for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. At September 30, 2010, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $121.5 million. At December 31, 2009, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $126.4 million. Inventories valued under the LIFO method were $300.9 million and $356.5 million at September 30, 2010 and December 31, 2009, respectively. Inventories valued under the FIFO method were $34.5 million and $66.3 million at September 30, 2010 and December 31, 2009, respectively.
     During the three and nine months ended September 30, 2010, the Company recorded LIFO liquidations caused by permanent decreases in inventory levels that were consistent with the Company’s expectations of year-end inventory levels of crude oil, other raw materials, and refined products at the Yorktown facility. The effect of these liquidations increased operating income by $8.9 million, net income by $5.1 million, and earnings per diluted share by $0.06 for the three months ended September 30, 2010. The effect of these liquidations increased operating income by $8.9 million, decreased net loss by $3.3 million, and decreased the loss per diluted share by $0.04 for the nine months ended September 30, 2010. There were no inventory reductions that resulted in the liquidation of LIFO inventory levels for the three and nine months ended September 30, 2009.
6. Prepaid Expenses
     Prepaid expenses were as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Prepaid crude oil and other raw materials inventories	$80,922	$11,407
Prepaid insurance and other	9,749	17,809

Prepaid expenses	$90,671	$29,216

7. Other Current Assets
     Other current assets were as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Materials and chemicals inventories	$35,702	$31,988
Income taxes receivable and prepaid	19,788	42,685
Derivative activities receivable	2,746	3,778
Spare parts inventories	763	781
Other	153	508

Other current assets	$59,152	$79,740

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Property, Plant, and Equipment
     Property, plant, and equipment were as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Refinery facilities and related equipment	$1,750,732	$1,712,295
Pipelines, terminals, and transportation equipment	90,930	94,485
Retail and wholesale facilities and related equipment	184,266	183,681
Other	20,855	20,537
Construction in progress	82,414	81,337

	2,129,197	2,092,335
Accumulated depreciation	(415,279)	(324,435)

Property, plant, and equipment, net	$1,713,918	$1,767,900

     Depreciation expense was $34.2 million and $101.1 million for the three and nine months ended September 30, 2010, and $33.5 million and $105.8 million for the three and nine months ended September 30, 2009, respectively.
     Included in property, plant, and equipment, net, at September 30, 2010 were $505.8 million in idled assets related primarily to our temporarily idled Yorktown ($478.7 million) and indefinitely idled Bloomfield ($21.9 million) refineries. The majority of these assets are included under refinery facilities and related equipment and pipelines, terminals, and transportation equipment in the table above. All idled assets continue to be depreciated over their respective estimated useful lives and are subject to the same impairment considerations and periodic review of estimated useful lives as productive assets.
9. Intangible Assets
     Intangible assets were as follows:

	September 30, 2010			December 31, 2009
							Weighted
							Average
	Gross		Net	Gross		Net	Amortization
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Period
	Value	Amortization	Value	Value	Amortization	Value	(Years)
	(In thousands)
Amortizable assets:
Licenses and permits	$39,151	$(9,953)	$29,198	$39,151	$(7,717)	$31,434	9.8
Customer relationships	6,300	(1,200)	5,100	6,300	(885)	5,415	12.2
Rights-of-way	6,524	(1,092)	5,432	4,203	(905)	3,298	6.7
Other	1,360	(580)	780	1,149	(652)	497	8.4

	53,335	(12,825)	40,510	50,803	(10,159)	40,644

Unamortizable assets:
Trademarks	4,800	—	4,800	5,300	—	5,300
Liquor licenses	15,749	—	15,749	15,749	—	15,749

Intangible assets, net	$73,884	$(12,825)	$61,059	$71,852	$(10,159)	$61,693

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Intangible asset amortization expense for the three and nine months ended September 30, 2010 was $1.0 million and $2.9 million, respectively, based upon estimated useful lives ranging from 3 to 20 years. Intangible asset amortization expense for the three and nine months ended September 30, 2009 was $1.3 million and $3.6 million, respectively, based upon estimated useful lives ranging from 6 to 20 years. Estimated amortization expense for the rest of this fiscal year and the next five fiscal years is as follows (in thousands):

2010 remainder	$1,148
2011	4,651
2012	4,626
2013	4,342
2014	4,151
2015	3,673
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
     The Company completed Step 1 of the impairment test during the second quarter of 2009 and concluded that impairment existed. The Company finalized its Step 2 analysis during the third quarter of 2009, maintaining that the Company’s prior quarter’s assumptions and forecasts had not significantly changed. Consistent with the preliminary Step 2 analysis completed during the second quarter of 2009, the Company concluded that all of its goodwill was impaired. The resulting impairment charge of $299.6 million was reported in the Company’s second quarter of 2009 results of operations. There were no such impairment charges prior to the second quarter of 2009.
10. Accrued Liabilities
     Accrued liabilities were as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Excise taxes	$33,331	$34,898
Payroll and related costs	31,104	35,293
Legal fees and other	23,503	22,480
Accrued interest	15,833	4,323
Environmental reserve	12,630	8,024
Property taxes	10,882	10,536
Pension obligation	7,094	3,015
Accrued income taxes	3,661	—

Accrued liabilities	$138,038	$118,569

     During the latter part of March 2010, the Company reversed $14.7 million related to its accrued bonus estimate for 2009. This revision of the Company’s 2009 bonus estimate reduced direct operating expenses (exclusive of depreciation and amortization) and selling, general, and administrative expenses reported in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010 by $8.5 million and $6.2 million, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Long-Term Debt
     Long-term debt was as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $25,220 and $26,943, respectively	$299,780	$298,057
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $17,825 and $20,467, respectively	257,175	254,533
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $48,854 and $56,183, respectively	166,596	159,267
Term Loan, due 2014	345,057	354,807
2007 Revolving Credit Agreement	25,000	50,000

Long-term debt	1,093,608	1,116,664
Current portion of long-term debt (1)	(38,000)	(63,000)

Long-term debt, net of current portion	$1,055,608	$1,053,664

(1)	Current portion of long-term debt included $25.0 million and $50.0 million related to the 2007 Revolving Credit Agreement at September 30, 2010 and December 31, 2009, respectively.
     Interest expense and other financing costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Contractual interest:
11.25% Senior Secured Notes	$9,141	$9,344	$27,422	$11,273
Floating Senior Secured Notes	7,555	7,555	22,418	9,115
5.75% Senior Convertible Notes	3,097	3,146	9,291	3,817
Term Loan	9,437	7,549	28,262	58,108
2007 Revolving Credit Agreement	1,393	—	4,628	188

	30,623	27,594	92,021	82,501

Amortization of original issuance discount:
11.25% Senior Secured Notes	512	511	1,723	617
Floating Senior Secured Notes	962	776	2,642	935
5.75% Senior Convertible Notes	2,537	2,193	7,329	2,650

	4,011	3,480	11,694	4,202

Other interest expense	3,641	2,476	10,269	7,021
Capitalized interest	(1,176)	(526)	(2,816)	(5,677)

Interest expense and other financing costs	$37,099	$33,024	$111,168	$88,047

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Senior Secured Notes. In June 2009, the Company issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes (the “Fixed Rate Notes”). The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes (the “Floating Rate Notes,” and together with the Fixed Rate Notes, the “Senior Secured Notes”). The Fixed Rate Notes pay interest semi-annually in cash in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum and will mature on June 15, 2017. The Fixed Rate Notes may be redeemed by the Company at the Company’s option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. At September 30, 2010, the fair value of the Fixed Rate Notes was $302.3 million.
     The Floating Rate Notes pay interest quarterly at a per annum rate, reset quarterly, equal to three-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50% and will mature on June 15, 2014. The interest rate on the Floating Rate Notes as of September 30, 2010 was 10.75%. The Floating Rate Notes may be redeemed by the Company at the Company’s option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter. The fair value of the Floating Rate Notes was $255.8 million at September 30, 2010. The Company is amortizing the original issue discounts using the effective interest method over the life of the notes. The combined proceeds from the issuance and sale of the Senior Secured Notes were used to repay a portion of the outstanding indebtedness under the Term Loan Credit Agreement (“Term Loan”).
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
     Convertible Senior Notes. The Company issued and sold $215.5 million in aggregate principal amount of its 5.75% Senior Convertible Notes due 2014 (the “Convertible Senior Notes”) during June and July 2009. The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per year. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of the Company’s obligation upon conversion of the Convertible Senior Notes, the Company may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate used by the Company to determine the liability and equity components of the Convertible Senior Notes was 13.75%. The Company valued the conversion feature at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. The discount on the Convertible Senior Notes is amortized using the effective interest method through maturity on June 15, 2014. At September 30, 2010, the fair value of the Convertible Senior Notes was $182.6 million and the if-converted value is less than its principal amount.
     Term Loan Credit Agreement. The Term Loan has a maturity date of May 30, 2014 and it is secured by the Company’s fixed assets. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014 with the remaining balance due on the maturity date. The Company made principal payments on the Term Loan of $922.4 million in the second and third quarters of 2009 primarily from the net proceeds of the debt and common stock offerings in June and July 2009. Interest rates under the Term Loan Agreement are equal to LIBOR (subject to a floor of 3.25%) plus 7.50%. The average interest rates under the Term Loan for the nine months ended September 30, 2010 and 2009 were 10.75% and 8.46%, respectively. As of September 30, 2010, the interest rate under the Term Loan was 10.75%. The Company amended the Term Loan during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. To effect these amendments, the Company paid $3.4 million in amendment fees. As a result of the partial unscheduled paydown of the Term Loan in June 2009, the Company expensed $9.0 million to write-off a portion of the unamortized loan fees related to the Term Loan. At September 30, 2010, the fair value of the Term Loan was $337.3 million.
     2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash and cash equivalents, trade accounts receivable, and inventory, can be used to refinance existing indebtedness of the Company and its subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. At September 30, 2010, the gross availability under the 2007 Revolving Credit Agreement was $572.6 million determined based on an advance rate formula tied to the Company’s accounts receivable and inventory levels. At September 30, 2010, the Company had net availability under the 2007 Revolving Credit Agreement of $292.9 million due to $254.7 million in letters of credit outstanding and $25.0 million in outstanding direct borrowings. The average interest rates under the 2007 Revolving Credit Agreement for the nine months ended September 30,

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2010 and 2009 were 6.14% and 5.13%, respectively. At September 30, 2010, the interest rate under the 2007 Revolving Credit Agreement was 6.75%. The Company amended the 2007 Revolving Credit Agreement during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. The Company incurred $5.6 million in fees related to these amendments.
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
     Guarantors of the Term Loan and the 2007 Revolving Credit Agreement. The Term Loan and the 2007 Revolving Credit Agreement (together, the “Agreements”) are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.
     Certain Covenants in Agreements. The Agreements contain certain covenants, including limitations on debt, investments, and dividends; and financial covenants relating to minimum interest coverage, maximum leverage, and minimum EBITDA. Pursuant to the Agreements, the Company agreed not to pay cash dividends on its common stock until after December 31, 2009. The Company was in compliance with all applicable covenants set forth in the Agreements at September 30, 2010.
12. Income Taxes
     Compared to the federal statutory rate of 35%, the effective tax rates for the three and nine months ended September 30, 2010 were 42.7% and 62.6%, respectively. The effective tax rates for the three and nine months ended September 30, 2009, excluding the non-deductible goodwill impairment charge, were 66.2% and 24.5%, respectively. The effective tax rates and resultant expense and benefit, respectively, for the three and nine months ended September 30, 2010 were higher than the statutory rate, primarily due to the federal income tax credit available to small business refiners related to the production of ultra-low sulfur diesel fuel and the Company’s current estimate of annual taxable income relative to the current period results of operations. The effective tax rates and resultant benefit and expense, respectively, for the three and nine months ended September 30, 2009 were also affected by the federal income tax credit available to small business refiners related to the production of ultra-low sulfur diesel fuel. The effective tax rate applied during any quarter is affected by the earnings or losses in that quarter, the year-to-date earnings or losses at the end of the reporting period, and our forecast of earnings or losses for the future quarters within the reporting year. Our effective tax rate can also be affected by any estimated tax credits that we plan to generate for the full year’s estimated tax provision. Generally, such tax credits will lower our tax expense and effective rate when we have positive earnings and increase our tax benefit and effective rate when we have losses.
     The Company concluded an examination by the Internal Revenue Service (“IRS”) of Giant for premerger tax years ended December 31, 2006 and May 31, 2007, which resulted in a $1.3 million overpayment. IRS examinations of legacy Western remain open for 2005, 2006, 2007, and 2008. The Company does not believe the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations.
     The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. Based on the results of the examination of the Company’s 2005 federal income tax return, the Company’s uncertain tax positions were settled. Accordingly, $6.3 million in estimated liabilities related to the Company’s uncertain tax positions were reversed during the third quarter of 2009, including $0.5 million that affected the Company’s effective tax rate. As of September 30, 2010, the Company had no unrecognized tax benefits.

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
Pensions
     In connection with the negotiation of a collective bargaining agreement covering employees of the El Paso refinery during the second quarter of 2009, the Company terminated the defined benefit plan covering certain El Paso refinery employees. Regulatory approval of this termination was received during the first quarter of 2010. No changes to the Company’s proposed plan of termination were required. Through September 2010, the Company had distributed $21.7 million ($4.2 million in 2010 and $17.5 million in 2009) from plan assets to plan participants as a result of the termination agreement. Distributions made were in accordance with the termination agreement. The termination resulted in reductions to the related pension obligation of $5.2 million and $24.3 million, and to other comprehensive loss of $0.6 million and $25.1 million, in the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.
     In connection with the temporary idling of Yorktown refining operations and resultant termination of participants of the defined benefit plan covering certain Yorktown refinery employees, which occurred in the fourth quarter of 2010, the Company increased both its pension obligation and other comprehensive loss (before income taxes) by $3.7 million, respectively, in the third quarter of 2010. The Company anticipates that substantially all assets held by the benefit plan will be distributed to plan participants by the end of the fourth quarter of 2010.
     The components of the net periodic benefit cost associated with the Company’s pension plans for certain employees at the El Paso and Yorktown refineries were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Net periodic benefit cost includes:
Service cost	$462	$437	$1,352	$2,230
Interest cost	327	285	925	1,651
Amortization of net (gain) loss	(9)	—	4	210
Expected return on assets	(471)	(257)	(1,078)	(1,478)
Curtailment gain	—	—	—	(1,508)
Termination expenses	—	—	1,250	—

Net periodic benefit cost	$309	$465	$2,453	$1,105

     The Company contributed $5.6 million for the pension plan covering certain El Paso refinery employees during the nine months ended September 30, 2010 to complete the termination of its pension plan for the El Paso refinery. In 2010, the Company contributed $5.0 million to its pension plan for the Yorktown refinery.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Postretirement Obligations
     The components of the net periodic benefit cost associated with the Company’s postretirement medical benefit plans covering certain employees at the El Paso and Yorktown refineries were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Net periodic benefit cost includes:
Service cost	$105	$135	$371	$405
Interest cost	124	120	374	360
Amortization of net (gain) loss	(3)	3	(11)	8

Net periodic benefit cost	$226	$258	$734	$773

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Defined Contribution Plans and Deferred Compensation Plan
     The Company sponsors a 401(k) defined contribution plan that resulted from the merger of legacy Western and Giant 401(k) defined contribution plans, effective January 1, 2009. Under the merged plan, participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. The Company will match participant contributions to the merged plan subject to certain limitations and a per participant maximum contribution. For each 1% of eligible compensation contributed by the participant throughout the year ended December 31, 2009, the Company matched 2% up to a maximum of 8% of eligible compensation, provided the participant had a minimum of one year of service with the Company. Beginning January 1, 2010, for each 1% of eligible compensation contributed by the participant, the Company will match 1% up to a maximum of 4% of eligible compensation, provided the participant has a minimum of one year of service with the Company. For the three months ended September 30, 2010 and 2009, the Company expensed $1.7 million and $2.1 million; and for the nine months ended September 30, 2010 and 2009, the Company expensed $4.6 million and $6.6 million, respectively, in connection with this plan.
14. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refineries. The Company routinely enters into forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from the reporting requirements of FASC 815, Derivatives and Hedging (“FASC 815”).
     The Company also uses crude oil and refined products futures, swap contracts, or options to mitigate the change in value for a portion of its volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and these contracts are net settled with cash. The Company elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. The contract fair value is reflected on the Condensed Consolidated Balance Sheets and the related net gain or loss is recorded within cost of products sold in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end. At September 30, 2010, the Company had open commodity derivative instruments consisting of crude oil futures and finished products price swaps on 345,000 barrels primarily to protect the value of certain crude oil, finished product, and blendstock inventories for the fourth quarter of 2010. The fair value of the outstanding contracts at September 30, 2010, was a net unrealized loss of $0.6 million, of which $1.6 million were unrealized gains and $2.2 million were unrealized losses. At December 31, 2009, the Company had open commodity derivative instruments consisting of crude oil futures and finished products price swaps on 268,000 barrels primarily to protect the value of certain crude oil, finished product, and blendstock inventories for the first quarter of 2010.
     The Company recognized $1.7 million, within cost of products sold, of net realized and unrealized losses and $4.8 million of net realized and unrealized losses from derivative activities on matured contracts during the three and nine months ended September 30, 2010, respectively. The Company recognized $0.7 million and $13.3 million within cost of products sold, of net realized and unrealized losses from derivative activities on matured contracts during the three and nine months ended September 30, 2009, respectively.
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
     The Company recorded stock-based compensation expense of $1.8 million and $1.2 million for the three months ended September 30, 2010 and 2009, of which $0.3 million and $0.3 million was included in direct operating expenses and $1.5 million and $0.9 million in selling, general, and administrative expenses, respectively. The tax deficiency related to the shares that vested during the three months ended September 30, 2010 and 2009 was $0.1 million and $0.2 million, respectively, determined using a statutory blended rate of 37.17%. The aggregate fair value at the grant date of the shares that vested during the three months ended September 30, 2010 and 2009 was $0.5 million and $0.6 million, respectively. The related aggregate intrinsic value of these shares at the vesting dates for both 2010 and 2009 was $0.1 million. No expense was capitalized in either period.
     The Company recorded stock-based compensation expense of $4.3 million and $3.5 million for the nine months ended September 30, 2010 and 2009, respectively, of which $0.6 million and $0.8 million was included in direct operating expenses and $3.7 million and $2.7 million in selling, general, and administrative expenses, respectively. The tax deficiency related to the shares that vested during the nine months ended September 30, 2010 and 2009 was $1.0 million and $0.7 million, respectively, determined using a statutory blended rate of 37.17%. The aggregate fair value at the grant date of the shares that vested during the nine months ended September 30, 2010 and 2009 was $4.5 million and $4.8 million, respectively. The related aggregate intrinsic value of these shares at the vesting date for 2010 and 2009 was $1.6 million and $3.0 million, respectively. No expense was capitalized in either period.
     As of September 30, 2010, there were 2,295,488 shares of restricted stock outstanding with an aggregate fair value at grant date of $15.3 million and an aggregate intrinsic value of $12.0 million. The compensation cost of nonvested awards not recognized as of September 30, 2010 was $12.4 million, which will be recognized over a weighted-average period of approximately 2.27 years. The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2010:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested at December 31, 2009	794,679	$12.72
Awards granted	108,351	5.15
Awards vested	(224,771)	15.42
Awards forfeited	(1,084)	13.43

Nonvested at March 31, 2010	677,175	10.62
Awards granted	1,676,939	5.47
Awards vested	(63,394)	9.21
Awards forfeited	(10,783)	21.15

Nonvested at June 30, 2010	2,279,937	6.82
Awards granted	40,408	5.01
Awards vested	(24,857)	16.37
Awards forfeited	—	—

Nonvested at September 30, 2010	2,295,488	6.68

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In January 2006, the Company’s Board of Directors and shareholders authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining 2006 Long-Term Incentive Plan (“2006 LTIP”). At September 30, 2010, there were 145,773 shares of common stock reserved for future grants under the 2006 LTIP. On April 7, 2010, the Company’s Board of Directors authorized the issuance of up to 3,850,000 shares of common stock under the 2010 Incentive Plan of Western Refining (“2010 Incentive Plan”). The 2010 Incentive Plan was approved by the Company’s shareholders on May 25, 2010. At September 30, 2010, there were 3,850,000 shares of common stock reserved for future grants under the 2010 Incentive Plan.
16. Stockholders’ Equity
     In connection with the Company’s conversion from a partnership to a corporate holding company and its initial public offering, 66,442,900 shares of its common stock were issued at an aggregate issuance price of $327.4 million. During January 2006, the Company received $297.2 million in net proceeds from this stock issuance. During June 2009, the Company issued an additional 20,000,000 shares of its common stock at an aggregate offering price of $180.0 million. The net proceeds of this issuance were $170.4 million. Additionally, during 2009, the Company issued and sold $215.5 million in Convertible Senior Notes and recorded additional paid-in capital of $36.3 million related to the equity portion of this convertible debt.
     Through December 2009, the Company made repurchases of its common stock to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan. During the three and nine months ended September 30, 2009, the Company repurchased 3,872 and 51,103 shares at an aggregate cost of $0.1 million and $0.6 million, respectively. These repurchases were recorded as treasury stock. There were no repurchases of the Company’s common stock during the three and nine months ended September 30, 2010.
     The payment of dividends is limited under the terms of the Company’s 2007 Revolving Credit Agreement, Term Loan Facility, and Senior Secured Notes, and in part depends on the Company’s ability to satisfy certain financial covenants. The Company did not declare or pay dividends during 2009 or the three and nine months ended September 30, 2010.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The computation of basic and diluted earnings per share under the two-class method is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, other than per share amounts)
Allocation of earnings
Net income (loss)	$6,859	$(4,782)	$(9,477)	$(253,171)
Distributed earnings	—	—	—	—
Income allocated to participating securities	(173)	—	—	—

Undistributed income (loss) available to common shareholders	$6,686	$(4,782)	$(9,477)	$(253,171)

Weighted-average number of common shares
outstanding:
Basic and dilutive number of common shares outstanding	88,280	87,973	88,170	76,191
Basic earnings (loss) per common share:
Distributed earnings per share	$—	$—	$—	$—
Undistributed earnings (loss) per share	0.08	(0.05)	(0.11)	(3.29)

Basic earnings (loss) per common share	$0.08	$(0.05)	$(0.11)	$(3.29)

Diluted earnings (loss) per common share:
Distributed earnings per share	$—	$—	$—	$—
Undistributed earnings (loss) per share	0.08	(0.05)	(0.11)	(3.29)

Diluted earnings (loss) per common share	$0.08	$(0.05)	$(0.11)	$(3.29)

     The following table reflects potentially dilutive securities that were excluded from the diluted earnings (loss) per common share calculation as the effect of including such shares would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Common equivalent shares from Senior Convertible Notes	19,949	19,949	19,949	19,949
Restricted stock	9	—	9	7

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
18. Related Party Transactions
     Effective May 1, 2009, the non-exclusive aircraft lease with an entity controlled by the Company’s majority stockholder was terminated by the Company and as a result, it no longer operates a private aircraft. The hourly rental payment was $1,775 per flight hour and the Company was responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company was reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company had a policy requiring that its officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. The following table summarizes the total costs incurred for the lease of the aircraft for the nine months ended September 30, 2009:

Nine Months Ended
September 30, 2009
(In thousands)
Lease payments	$181
Operating and maintenance expenses	456
Reimbursed by officers	(321)

Total	$316

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
     Environmental remediation accruals are recorded in the current and long-term sections of the Company’s Condensed Consolidated Balance Sheets, according to their nature. As of September 30, 2010, the Company had environmental liability accruals of $22.4 million, of which $12.6 million was in current liabilities, with the remaining $9.8 million included in long-term liabilities. The majority of the Company’s environmental remediation liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%. Included within accrued environmental liabilities at September 30, 2010 and December 31, 2009 were $1.4 million and $1.3 million, respectively, of liabilities that were not subject to the inflation factor or discount rate described above. As of September 30, 2010, the undiscounted estimated environmental costs totaled $27.3 million, leaving $4.9 million to be accreted over time.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The table below summarizes the Company’s environmental liability accruals:

	December 31,	Increase		September 30,
	2009	(Decrease)	Payments	2010
		(In thousands)
Discounted liabilities:
Yorktown refinery	$22,455	$(2,333)	$(3,703)	$16,419
Four Corners and other	4,794	99	(335)	4,558

	27,249	(2,234)	(4,038)	20,977
Undiscounted liabilities	1,339	290	(213)	1,416

	$28,588	$(1,944)	$(4,251)	$22,393

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
     The U.S. Environmental Protection Agency (the “EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. In May 2008, the EPA and the Company agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit (“FCCU”) and heaters and boilers that the Company expected would ultimately be incorporated into a final settlement agreement between the Company and the EPA. Based on current negotiations and information, the Company estimates the total capital expenditures necessary to address the EPA Initiative issues would be approximately $60 million of which $38.6 million has already been expended; $15.2 million for the installation of a flare gas recovery system that was completed in 2007 and $23.4 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers has been expended through September 30, 2010. The Company estimates remaining expenditures of approximately $21.4 million for the NOx emission controls on heaters and boilers from 2010 through 2013. This estimate could change depending upon the actual final settlement reached. The Company anticipates meeting the EPA Initiative NOx requirements for the FCCU using

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
catalyst additives and therefore does not expect additional capital expenditures related to the EPA Initiative NOx requirements for the FCCU.
     The Company received a proposed draft settlement agreement from the EPA in April 2009. In September 2009, the EPA demanded penalties of $1.5 million. The Company has accrued $1.5 million as a penalty for this matter. As of September 30, 2010, a final settlement between the Company and the EPA relating to this matter was still pending.
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
     In September 2010, the Company received a notice of intent to sue under the Clean Air Act from several environmental groups. While not entirely clear, the notice apparently contends that the Company’s El Paso refinery is not operating under a valid permit or permits because the EPA has disapproved the TCEQ Flexible Permits program; and that the Company’s El Paso refinery may have exceeded certain emission limitations under these same Permits. The Company disputes these claims and maintains its El Paso refinery is properly operating, and has not exceeded emissions limitations, under the validly issued TCEQ permits. The Company intends to defend itself accordingly.
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
     The Company currently estimates total remediation expenditures associated with the EPA order to be $37.6 million. Through September 2010, the Company has expended $17.5 million for the EPA order. The Company anticipates approximately $12.1 million in additional expenditures during 2010 and 2011. The EPA issued an approval in January 2010 that allowed the Company to begin implementing its revised soil clean-up plan during the second quarter of 2010. The January 2010 EPA approval and a prior EPA approval in 2008 allowed adjustments to the cost estimates for the groundwater monitoring plan and reductions to the Company’s estimate of total remediation expenditures.
     Yorktown 2002 Amended Consent Decree. In May 2002, Giant acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree among various parties covering many locations (the “Consent Decree”) entered in August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of NOx, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. The Company does not

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator on the FCCU and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. The Company temporarily suspended refining operations at the Yorktown refinery in September 2010. Until such time that local market economics can support sustained profitable refining operations, the Company intends to operate the Yorktown facility as a product distribution terminal only. The Company expects additional capital expenditures of approximately $5 million to complete implementation of the Consent Decree requirements when refining operations are resumed. The schedule for project implementation has not been defined. The Company does not expect completing the requirements of the Consent Decree will result in material increased operating costs, nor does it expect the completion of these requirements to have a material adverse effect on its business, financial condition, or results of operations.
     In March 2010, the EPA demanded stipulated penalties in the amount of $0.5 million, pursuant to the Consent Decree, for a flaring event that occurred at the Yorktown refinery in October 2009. In April 2010, the Company met with the EPA and provided additional written clarifying information in anticipation that the EPA will consider the information as the basis for reducing the agency’s demand for stipulated penalties. The Company continues to communicate with the EPA regarding the additional information provided. To allow discussions to continue, the EPA clarified its position in May 2010, stating that the March 2010 letter did not constitute a demand pursuant to the Consent Decree. The Company does not expect any penalties, corrective action, or other associated settlement costs related to this issue to have a material adverse effect on its business, financial condition, or results of operations.
     Yorktown EPA Emergency Planning and Community Right-to-Know Act (“EPCRA”) Potential Enforcement Notice. In January 2010, the EPA issued the Yorktown refinery a notice to “show cause” why the EPA should not bring an enforcement action pursuant to the notification requirements under the EPCRA related to two separate flaring events that occurred in 2007, prior to the Company’s acquisition of Giant. The Company reached a settlement with the EPA in June 2010, reducing the penalty to $0.2 million of which $0.1 million was paid in July 2010 with the remainder scheduled for payment in November 2010.
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
     In late November 2009, the Company indefinitely suspended refining operations at the Bloomfield refinery. The Company currently operates the site as a products distribution terminal and crude oil storage facility. Bloomfield continues to use some of the refinery equipment to support the terminal and to store crude oil for the Gallup refinery. The Company is currently negotiating with the NMED to revise the 2009 NMED Amendment to reflect the indefinite suspension.
     Based on current information and the 2009 NMED Amendment, and favorably negotiating a revision to reflect the indefinite suspension of refining operations at the Bloomfield refinery, the Company estimates the total remaining capital expenditures that may be required pursuant to the 2009 NMED Amendment would be approximately $16.4 million and will occur primarily from 2010 through 2012. These capital expenditures will primarily be for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx, and particulate matter from the Gallup refinery. The 2009 NMED Amendment also provided for a total penalty of $2.3 million to fund Supplemental Environmental Projects (“SEP”) in the state of New Mexico. The Company had paid $1.6 million of the total penalty prior to the third quarter of 2010 with the final penalty amount of $0.7 million being paid during September 2010. The Company does not expect implementation of the requirements in the 2005 NMED

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Agreement and the associated 2009 NMED Amendment will result in any soil or groundwater remediation or clean-up costs.
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
     Based on current information, the Company estimates a remaining undiscounted cost of $3.3 million for implementing the investigation and interim measures of the order. At September 30, 2010, the Company had a liability of $2.5 million relating to the investigation and interim measures of the final order implementation costs. As of September 30, 2010, the Company had expended $2.3 million to implement the order.
     Gallup 2007 RCRA Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. During the first quarter of 2009, the Company accrued $0.7 million for a proposed penalty related to this matter. The Company reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009 pursuant to the final settlement. The Company does not expect implementation of the requirements in the final settlement will result in any soil or groundwater remediation or clean-up costs. Based on current information, the Company estimates capital expenditures of approximately $15.4 million between 2010 and 2012 to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. In April 2010, the Company submitted to the NMED, for approval, a plan with the design and construction schedule to upgrade the wastewater treatment plant. The Company negotiated with NMED and EPA regarding modifications to the plan issued by the NMED in its May 2010 approval letter, which resulted in a September 2010 modification to the August 2009 final settlement establishing a May 2012 deadline for start-up of the upgraded wastewater treatment plant.
     Gallup 2010 NMED Compliance Order. In late October 2010, the NMED issued a proposed compliance order to the Company alleging violations of air quality regulations and permits related to certain emission limits at the Gallup refinery. The violations are alleged to have occurred at various times between March 2009 and October 2010. Under this compliance order, the Company has been assessed a penalty of $0.6 million. The Company is currently evaluating the merits of the alleged violations described in the compliance order. As the outcome of any discussions or negotiations with the NMED are uncertain, the Company cannot reasonably estimate the liability under the order at this time. No amounts have been accrued at September 30, 2010 for this matter.
     Legal Matters
     Over the last several years, lawsuits have been filed in numerous states alleging that methyl tertiary butyl ether (“MTBE”), a high octane blendstock used by many refiners in producing specially formulated gasoline, has contaminated

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Owners of a small hotel in Aztec, New Mexico, filed a lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street, which is owned by a subsidiary of the Company. Plaintiffs allege the damage primarily resulted from a release of petroleum hydrocarbons in 1992 and claim a component of the gasoline, MTBE, has contaminated their property as a result of this release. The Court has granted a summary judgment against Plaintiffs and dismissed all claims related to the alleged 1992 release. Plaintiffs have appealed this matter to the New Mexico Court of appeals.
     In February 2009, subsidiaries of the Company, Western Refining Pipeline Company (“Western Pipeline”) and Western Refining Southwest, Inc. (“Western Southwest”) filed a Complaint at the Federal Energy Regulatory Commission (“FERC”) against TEPPCO Crude Pipeline, LLC (“TEPPCO Pipeline”) and TEPPCO Crude Oil, LLC (“TEPPCO Crude”) and collectively (“TEPPCO”), asserting violations of the Interstate Commerce Act and breaches of contracts between the parties including that TEPPCO Pipeline had wrongfully seized crude oil belonging to Western Southwest and wrongfully taken pipeline capacity lease payments from Western Pipeline in a cumulative amount in excess of $5 million. After filing this Complaint, Western Pipeline and Western Southwest gave TEPPCO Pipeline and TEPPCO Crude notification of termination of pipeline capacity lease agreements and a crude oil purchase agreement with TEPPCO Pipeline and TEPPCO Crude. FERC dismissed the Complaint on the basis that it does not have jurisdiction. Western Pipeline and Western Southwest have appealed the FERC’s ruling to the United States Fifth Circuit Court of Appeals. After the initial FERC dismissal, TEPPCO Pipeline and TEPPCO Crude filed a lawsuit against Western Pipeline and Western Southwest in the Midland Texas District Court which alleges breach of contract and seeks damages in excess of $10 million. Western Pipeline and Western Southwest believe their termination of the contracts was appropriate and believe that TEPPCO owes Western compensation for the crude oil that TEPPCO wrongfully seized. Western intends to defend itself against TEPPCO’s claims accordingly.
     A lawsuit has been filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who allege the Bureau of Indian Affairs (“BIA”), acted improperly in approving certain rights-of-way on land allotted to the individual Plaintiffs by the Navajo Nation, Arizona, New Mexico, and Utah (“Navajo Nation”). The lawsuit names the Company and numerous other defendants (“Right-of-Way Defendants”), and seeks imposition of a constructive trust and asserts these Right-of-Way Defendants are in trespass on the Allottee’s lands. The Court dismissed Plaintiffs’ claims in this matter. Plaintiffs then attempted to re-file these claims with the Department of Interior which also dismissed—Plaintiffs claims. Plaintiffs are now attempting to appeal this dismissal within the Department of Interior. The Company disputes these claims and will defend itself accordingly.
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
     In July 2010, this same Bankruptcy Litigation Trustee also brought a preference lawsuit against Western Refining Company, L.P., seeking the return of approximately $0.9 million alleged to be preferential payments made by the same former customer to Western Refining Company, L.P. Regarding this claim, there are potentially applicable legal and factual issues that have not been resolved. As such, the Company has yet to determine whether a liability is probable and therefore cannot reasonably estimate whether any amount of this claim is payable.
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
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate two refineries with a total crude oil throughput capacity of approximately 151,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a 23,000 bpd refinery near Gallup, in the Four Corners region of Northern New Mexico. Prior to September 2010, we operated a 70,000 bpd refinery near Yorktown, Virginia, and until November 2009, we also operated a 17,000 bpd refinery near Bloomfield, New Mexico. We temporarily suspended refining operations at the Yorktown facility in September 2010 and indefinitely suspended refining operations at the Bloomfield refinery in late November 2009. We continue to operate Yorktown and Bloomfield as product distribution terminals. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque, New Mexico; Bloomfield, New Mexico; and Yorktown, Virginia; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of September 30, 2010, we also own and operate 150 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.
     Due to the recent financial performance of our Yorktown refinery, on August 3, 2010, the Board of Directors approved the temporary suspension of refining operations at the Yorktown refinery. The facility will continue operations as a refined product distribution terminal. We will continue to evaluate all strategic alternatives and if the economic environment in the Yorktown market improves sufficiently, which is anticipated to be in 2013, we plan to restart refining operations. Due to the effect of the current unfavorable economic conditions on the refining industry, and our expectations of a continuation of such conditions in the near term, we will continue to monitor our Yorktown long-lived assets, both operating and idled, and capital projects for potential asset impairments or project write-offs until conditions improve. Changes in market conditions, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in significant impairment charges or project write-offs in the future, thus affecting our earnings.
     We report our operating results in three business segments: the refining group, the wholesale group, and the retail group. Our refining group operates the two refineries and related refined product distribution terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. See Note 3, “Segment Information,” in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on our operating results by segment.

Major Influences on Results of Operations
     Refining. Our earnings and cash flows from our refining operations are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks, all of which are commodities. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depend on numerous factors beyond our control. These factors include the supply of, and demand for, crude oil, gasoline, and other refined products that in turn depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; the availability of imports; the marketing of competitive fuels; the price differentials on sour and heavy crude oils versus light sweet crude oils; and government regulation. While our net sales fluctuate significantly with movements in crude oil and refined product prices, it is primarily the spread between crude oil and refined product prices that affects our earnings and cash flows from our operations. The benchmark Gulf Coast unleaded gasoline price compared to West Texas Intermediate, or WTI, crude oil for the three and nine months ended September 30, 2010 averaged $6.99 and $8.13 margin per barrel, respectively, compared to $7.83 and $8.87 margin per barrel, respectively, for the three and nine months ended September 30, 2009. The benchmark Gulf Coast diesel fuel price compared to WTI crude oil for the three and nine months ended September 30, 2010 averaged $11.76 and $10.50 margin per barrel, respectively, compared to $7.05 and $8.61 margin per barrel, respectively, for the three and nine months ended September 30, 2009. Another factor that impacted margins during the first three quarters of 2010 as it did during the same period of 2009 was the narrowing of price differentials on sour and heavy crude oils versus light sweet crude oils. Our margin per barrel was also affected due to changes in our lower of cost or market, or LCM, reserve of $61.0 million related to our Yorktown inventories in the first nine months of 2009 that decreased our cost of products sold for the three and nine months ended September 30, 2009, resulting in increased refining margins for the prior year quarters. The related LCM reserve was initially recognized during the fourth quarter of 2008.
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
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended with gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. Unusual fluctuations in refining margins beyond normal seasonal trends can distort the seasonal trends such that comparison between periods will not yield similar results year after year.
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
     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities; as such, we have no control over the changing market value of these inventories. Our inventory of crude oil and the majority of our refined products are valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. If the market values of our inventories decline below our cost basis, we would record a write-down of our inventories resulting in a non-cash charge to our cost of products sold. Under the LIFO inventory valuation method, this write-down is subject to recovery in future periods to the extent the market values of our inventories equal our cost basis relative to any LIFO inventory valuation write-downs previously recorded. In addition, due to the volatility in the price of crude oil and other blendstocks, we experienced fluctuations in our LIFO reserves between 2009 and 2010. See Note 5, Inventories, in the Notes to Condensed Consolidated Financial Statements included in this quarterly report.

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

Results of Operations
     The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and nine months ended September 30, 2010 and 2009. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.
Consolidated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Statement of Operations Data:
Net sales (1)	$2,038,296	$1,896,273	$6,099,028	$4,848,016
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,807,411	1,699,399	5,479,813	4,115,610
Direct operating expenses (exclusive of depreciation and amortization) (1)	116,982	116,717	337,930	374,195
Selling, general, and administrative expenses	24,031	23,725	61,604	85,903
Goodwill and other impairment losses	3,963	—	3,963	299,552
Maintenance turnaround expense	—	1,031	23,286	4,353
Depreciation and amortization	35,253	34,725	104,294	109,382

Total operating costs and expenses	1,987,640	1,875,597	6,010,890	4,988,995

Operating income (loss)	50,656	20,676	88,138	(140,979)
Other income (expense):
Interest income	151	17	317	197
Interest expense	(37,099)	(33,024)	(111,168)	(88,047)
Amortization of loan fees	(2,453)	(1,795)	(7,287)	(4,832)
Write-off of unamortized loan fees	—	—	—	(9,047)
Other income (expense), net	712	(39)	4,631	4,594

Income (loss) before income taxes	11,967	(14,165)	(25,369)	(238,114)
Provision for income taxes	(5,108)	9,383	15,892	(15,057)

Net income (loss)	$6,859	$(4,782)	$(9,477)	$(253,171)

Basic earnings (loss) per share	$0.08	$(0.05)	$(0.11)	$(3.29)
Dilutive earnings (loss) per share	$0.08	$(0.05)	$(0.11)	$(3.29)
Weighted-average basic shares outstanding	88,280	87,973	88,170	76,191
Weighted-average dilutive shares outstanding	88,280	87,973	88,170	76,191

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$239,604	$28,018	$93,481	$148,553
Investing activities	(19,208)	(24,026)	(56,099)	(93,367)
Financing activities	(163,250)	(5,408)	(34,750)	(69,964)

Other Data:
Adjusted EBITDA (2)	$90,735	$44,714	$224,629	$216,094
Capital expenditures	19,660	24,034	56,741	93,762

Balance Sheet Data (at end of period)
Cash and cash equivalents			$77,522	$65,039
Working capital			354,727	316,166
Total assets			2,661,682	2,918,468
Total debt			1,093,608	1,067,025
Stockholders’ equity			680,291	783,462

(1)	Excludes $833.2 million, $583.7 million, $2,317.0 million, and $1,450.6 million of intercompany sales; $831.6 million, $582.3 million, $2,312.6 million, and $1,446.4 million of intercompany cost of products sold; and $1.6 million, $1.4 million, $4.4 million, and $4.2 million of intercompany direct operating expenses for the three and nine months ended September 30, 2010 and 2009, respectively.

(2)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, write-off of unamortized loan fees, depreciation, amortization, maintenance turnaround expense, LCM inventory reserve adjustments, and goodwill and other impairment losses. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.
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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$6,859	$(4,782)	$(9,477)	$(253,171)
Interest and other financing costs	37,099	33,024	111,168	88,047
Provision for income taxes	5,108	(9,383)	(15,892)	15,057
Amortization of loan fees	2,453	1,795	7,287	4,832
Depreciation and amortization	35,253	34,725	104,294	109,382
Write-off of unamortized loan fees	—	—	—	9,047
Maintenance turnaround expense	—	1,031	23,286	4,353
Net change in LCM reserve	—	(11,696)	—	(61,005)
Goodwill and other impairment losses	3,963	—	3,963	299,552

Adjusted EBITDA	$90,735	$44,714	$224,629	$216,094

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer rebates or discounts and excise taxes. Net sales for the three months ended September 30, 2010 were $2,038.3 million, compared to $1,896.3 million for the three months ended September 30, 2009, an increase of $142.0 million, or 7.5%. This increase was the result of increased sales from our refining, wholesale, and retail groups of $56.9 million, $67.9 million, and $17.2 million, respectively, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments increased from $76.82 in 2009 to $90.00 in 2010. This increase was offset by a decrease in sales volume. Our sales volume decreased from 30.8 million barrels in 2009 to 30.6 million barrels in 2010, a decrease of 0.2 million barrels, or 0.7%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $1,807.4 million for the three months ended September 30, 2010, compared to $1,699.4 million for the three months ended September 30, 2009, an increase of $108.0 million, or 6.4%. This increase was primarily the result of increased cost of products sold from our refining, wholesale, and retail groups of $24.9 million, $66.6 million, and $16.5 million, respectively, net of intercompany transactions that eliminate in consolidation. A non-cash LCM inventory recovery of $11.7 million reduced cost of products sold in the three months ended September 30, 2009. No such recovery occurred during the three months ended September 30, 2010. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $70.89 in 2009 to $82.94 in 2010. Cost of products sold for the three months ended September 30, 2009 includes $0.7 million in economic hedging losses previously reported as loss from derivative activities under other income (expense) in the third quarter of 2009. This reclassification in the prior year was made to conform to the current presentation. Cost of products sold for the three months ended September 30, 2010 includes $1.7 million in economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $117.0 million for the three months ended September 30, 2010, compared to $116.7 million for the three months ended September 30, 2009, an increase of $0.3 million, or 0.3%. The increase in direct operating expenses resulted from increases of $0.5 million and decreases of $0.1 million and $0.1 million in direct operating expenses of our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation. Accrued incentive bonus of $1.2 million was included in consolidated direct operating expenses for the three months ended September 30, 2010.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $24.0 million for the three months ended September 30, 2010, compared to $23.7 million for the three months ended September 30, 2009, an increase of $0.3 million, or 1.3%. The increase in selling, general, and administrative expenses resulted from decreased expenses in our refining and retail groups of $2.5 million and $0.1 million, respectively, an increase of $0.1 million in our wholesale group, and a $2.8 million increase in corporate overhead. Accrued incentive bonus of $1.8 million was included in consolidated selling, general, and administrative expenses for the three months ended September 30, 2010.
     The increase of $2.8 million in corporate overhead was primarily the result of increased personnel, information technology, and other general administrative expenses of $2.9 million, $0.7 million, and $0.2 million, respectively, partially offset by decreases in legal and professional fees of $1.0 million.
     Goodwill and Other Impairment Losses. As a result of our decision to permanently close our product distribution terminal in Flagstaff, Arizona during the third quarter of 2010, we completed an impairment analysis of the related long-lived assets. From this analysis, we determined that impairment existed. Accordingly, we recorded an impairment charge of $4.0 million primarily related to the Flagstaff long-lived assets. No impairment charges were recorded during the three months ended September 30, 2009.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned major and minor maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the quarter ended September 30, 2010, we did not incur turnaround-related costs at any of our refineries. During the quarter ended September 30, 2009, we incurred costs of $1.0 million in connection with a planned turnaround in the first quarter of 2010 and a previously planned turnaround at our Yorktown refinery in the first quarter of 2011.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2010 was $35.3 million, compared to $34.7 million for the three months ended September 30, 2009, an increase of $0.6 million, or 1.7%. The majority of the change between periods is the result of assets placed into service between the third quarter of 2009 and the third quarter of 2010.
     Operating Income. Operating income was $50.7 million for the three months ended September 30, 2010, compared to operating income of $20.7 million for the three months ended September 30, 2009, an increase of $30.0 million. This increase was attributable primarily to increased gross margins, offset by increased direct operating expenses, selling, general, and administrative expenses, depreciation expense, and the impact of an impairment charge recorded in the three months ended September 30, 2010.
     Interest Income. Interest income for the three months ended September 30, 2010 and 2009 remained relatively unchanged.
     Interest Expense. Interest expense for the three months ended September 30, 2010 was $37.1 million (net of capitalized interest of $1.2 million), compared to $33.0 million (net of capitalized interest of $0.5 million) for the three months ended

September 30, 2009, an increase of $4.1 million, or 12.4%. This increase was primarily attributable to higher average interest rates and higher average outstanding levels of debt during the third quarter of 2010 compared to the third quarter of 2009.
     Amortization of Loan Fees. Amortization of loan fees for the three months ended September 30, 2010 was $2.5 million, compared to $1.8 million for the three months ended September 30, 2009, an increase of $0.7 million, or 38.9%. This increase is primarily the result of additional deferred loan fees incurred during 2009 of $30.7 million for new debt and amendments to our Term Loan Credit Agreement, or Term Loan, and our revolving credit agreement. This increase was partially offset by the reduction in amortization expense resulting from the write-off of $9.0 million in unamortized loan fees related to the early retirement of a portion of our Term Loan.
     Provision for Income Taxes. We recorded income tax expense of $5.1 million for the three months ended September 30, 2010, using an estimated effective tax rate of 42.7%, as compared to the federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and our currently estimated annual taxable income relative to the current period results.
     We recorded an income tax benefit of $9.4 million for the three months ended September 30, 2009, using an estimated effective tax rate of 66.2% as compared to the federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and manufacturing activities deductions.
     Net Income (Loss). We reported net income of $6.9 million for the three months ended September 30, 2010, representing $0.08 net income per share on weighted average dilutive shares outstanding of 88.3 million. For the third quarter of 2009, we reported a net loss of $4.8 million representing $0.05 net loss per share on weighted average dilutive shares outstanding of 88.0 million.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer rebates or discounts and excise taxes. Net sales for the nine months ended September 30, 2010 were $6,099.0 million, compared to $4,848.0 million for the nine months ended September 30, 2009, an increase of $1,251.0 million, or 25.8%. This increase was the result of increased sales from our refining, wholesale, and retail groups of $802.3 million, $379.2 million, and $69.5 million, respectively, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments increased from $67.56 in 2009 to $90.05 in 2010. Our sales volume increased from 88.4 million barrels in 2009 to 89.6 million barrels in 2010, an increase of 1.2 million barrels, or 1.4%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $5,479.8 million for the nine months ended September 30, 2010, compared to $4,115.6 million for the nine months ended September 30, 2009, an increase of $1,364.2 million, or 33.1%. This increase was primarily the result of increased cost of products sold from our refining, wholesale, and retail groups of $917.2 million, $378.5 million, and $68.5 million, respectively, net of intercompany transactions that eliminate in consolidation. An LCM inventory recovery of $61.0 million reduced cost of products sold in the nine months ended September 30, 2009. No such recovery occurred during the nine months ended September 30, 2010. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $59.74 in 2009 to $83.60 in 2010. Cost of products sold for the nine months ended September 30, 2009 includes $13.3 million in economic hedging losses previously reported as loss from derivative activities under other income (expense) in the first nine months of 2009. This reclassification in the prior year was made to conform to the current presentation. Cost of products sold for the nine months ended September 30, 2010 includes $4.8 million in economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $337.9 million for the nine months ended September 30, 2010, compared to $374.2 million for the nine months ended September 30, 2009, a decrease of $36.3 million, or 9.7%. Included in this decrease was $8.5 million related to the reversal of our December 2009 incentive bonus accrual. The decrease in direct operating expenses resulted from decreases of $31.9 million and $5.0 million, and an increase of $0.6 million in direct operating expenses of our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation. Accrued incentive bonus of $1.2 million was included in consolidated direct operating expenses for the nine months ended September 30, 2010.

     In total, we reversed $14.7 million related to our December 2009 incentive bonus accrual including the $6.2 million reversal discussed below under Selling, General, and Administrative Expenses for the nine months ended September 30, 2010. We consider the awarding of a bonus for any period to be discretionary and subject to not only the earnings during the bonus period, but also to the economic conditions and refining industry environment at the time the bonus is to be paid. Our first quarter of 2010 results, coupled with our near-term forecasts of operating results and our expectations for the economy, were such that we did not deem the pay-out of the previously accrued 2009 bonus prudent as such payment would not be in the best interests of the Company or our shareholders. On March 29, 2010, we determined that 2009 bonuses would not be paid.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $61.6 million for the nine months ended September 30, 2010, compared to $85.9 million for the nine months ended September 30, 2009, a decrease of $24.3 million, or 28.3%. Included in this decrease was $6.2 million related to the reversal of our December 2009 incentive bonus accrual. See Direct Operating Expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2010 for additional discussion of the bonus accrual reversal. The decrease in selling, general, and administrative expenses resulted from decreased expenses in our refining, wholesale, and retail groups of $14.0 million, $3.9 million, and $1.4 million, respectively, and a $5.0 million decrease in corporate overhead. Accrued incentive bonus of $1.8 million was included in consolidated selling, general, and administrative expenses for the nine months ended September 30, 2010.
     The decrease of $5.0 million in corporate overhead was primarily due to decreased environmental fines and penalties of $2.9 million, professional and legal fees of $3.2 million, and other general administrative expenses of $0.9 million. These decreases were partially offset by increases in employee expenses and information technology expenses of $0.5 million and $1.5 million, respectively.
     Goodwill and Other Impairment Losses. As a result of our decision to permanently close our product distribution terminal in Flagstaff, Arizona during the third quarter of 2010, we completed an impairment analysis of the related long-lived assets. From this analysis, we determined that impairment existed. Accordingly, we recorded an impairment charge of $4.0 million primarily related to the Flagstaff long-lived assets.
     Based on our annual goodwill impairment test performed as of June 30, 2009, we determined that all of the goodwill in four of our six reporting units was impaired. The total impact of the goodwill impairment in the nine months ended September 30, 2009 was a charge of $299.6 million. No other impairment charges were recorded during the nine months ended September 30, 2009.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned major and minor maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the nine months ended September 30, 2010, we incurred costs of $23.3 million in connection with a turnaround at the El Paso refinery. During the nine months ended September 30, 2009, we incurred costs of $4.4 million in connection with a planned turnaround in the first quarter of 2010 and a previously planned turnaround at our Yorktown refinery in the first quarter of 2011.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2010 was $104.3 million, compared to $109.4 million for the nine months ended September 30, 2009, a decrease of $5.1 million, or 4.7%. The majority of the change between periods is the result of differences in the timing of various assets reaching the end of their estimated useful lives.
     Operating Income (Loss). Operating income was $88.1 million for the nine months ended September 30, 2010, compared to an operating loss of $141.0 million for the nine months ended September 30, 2009, an increase of $229.1 million. This increase was attributable primarily to the lack of a goodwill impairment charge during 2010, decreased direct operating expenses, decreased selling, general, and administrative expenses, and decreased depreciation expense. The increase was partially offset by decreased gross margins, and increased maintenance turnaround costs due to the maintenance turnaround completed in the first quarter of 2010.
     Interest Income. Interest income for the nine months ended September 30, 2010 and 2009 remained relatively unchanged.
     Interest Expense. Interest expense for the nine months ended September 30, 2010 was $111.2 million (net of capitalized interest of $2.8 million) compared to $88.0 million (net of capitalized interest of $5.7 million) for the nine months ended September 30, 2009, an increase of $23.2 million, or 26.4%. This increase was primarily attributable to higher average interest rates and higher average outstanding levels of debt during 2010 compared to 2009.

     Amortization of Loan Fees. Amortization of loan fees for the nine months ended September 30, 2010 was $7.3 million, compared to $4.8 million for the nine months ended September 30, 2009, an increase of $2.5 million, or 52.1%. This increase is primarily the result of additional deferred loan fees incurred during 2009 of $30.7 million for new debt and amendments to our Term Loan and our revolving credit agreement. This increase was partially offset by the reduction in amortization expense resulting from the write-off of $9.0 million in unamortized loan fees related to the early retirement of a portion of our Term Loan.
     Write-off of Unamortized Loan Fees. We made unscheduled principal payments on our Term Loan credit agreement primarily from the net proceeds of our 2009 debt and common stock offerings. As a result of the early retirement of a portion of our Term Loan, we wrote off $9.0 million related to the portion of deferred financing costs associated with that portion of the Term Loan.
     Provision for Income Taxes. The effective tax rate applied during any quarter is affected by the earnings or losses in that quarter, the year-to-date earnings or losses at the end of the reporting period, and our forecast of earnings or losses for the future quarters within the reporting year. Our effective tax rate can also be affected by any estimated tax credits that we plan to utilize for the full year’s estimated tax provision. Generally, such tax credits will lower our tax expense and effective rate when we have positive earnings and increase our tax benefit and effective rate when we have losses. We recorded an income tax benefit of $15.9 million for the nine months ended September 30, 2010, using an estimated effective tax rate of 62.6%, as compared to the federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and our currently estimated annual taxable income relative to the current period results.
     We recorded an income tax expense of $15.1 million for the nine months ended September 30, 2009, using an estimated effective tax rate of 24.5% as compared to the federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and manufacturing activities deductions.
     Net Income (Loss). We reported a net loss of $9.5 million for the nine months ended September 30, 2010, representing $0.11 net loss per share on weighted average dilutive shares outstanding of 88.2 million. For the nine months ended September 30, 2009, we reported net loss of $253.2 million representing $3.29 net loss per share on weighted average dilutive shares outstanding of 76.2 million.
     See additional analysis under the Refining Segment, Wholesale Segment, and Retail Segment.

Refining Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,045,006	$1,834,130	$6,095,884	$4,645,709
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,864,165	1,685,451	5,611,868	4,046,932
Direct operating expenses (exclusive of depreciation and amortization)	88,685	88,042	257,049	288,677
Selling, general, and administrative expenses	6,018	8,470	14,208	28,247
Goodwill and other impairment losses	3,757	—	3,757	230,712
Maintenance turnaround expense	—	1,031	23,286	4,353
Depreciation and amortization	30,434	29,686	89,211	94,162

Total operating costs and expenses	1,993,059	1,812,680	5,999,379	4,693,083

Operating income (loss)	$51,947	$21,450	$96,505	$(47,374)

Key Operating Statistics:
Total sales volume (bpd) (2)	256,741	265,544	257,135	256,830
Total refinery production (bpd)	209,337	220,453	205,689	219,435
Total refinery throughput (bpd) (3)	211,167	223,129	207,111	221,232
Per barrel of throughput:
Refinery gross margin (1)(4)	$9.31	$7.24	$8.56	$9.91
Gross profit (4)	7.74	5.80	6.98	8.36
Direct operating expenses (5)	4.56	4.29	4.55	4.78
     The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Key Operating Statistics:
Refinery product yields (bpd):
Gasoline	112,302	115,536	108,753	114,771
Diesel and jet fuel	79,320	83,954	78,279	82,538
Residuum	5,281	5,458	4,838	5,672
Other	7,578	9,778	8,172	9,956

Liquid products	204,481	214,726	200,042	212,937
By-products	4,856	5,727	5,647	6,498

Total refinery production (bpd)	209,337	220,453	205,689	219,435

Refinery throughput (bpd):
Sweet crude oil	137,242	128,535	133,846	127,944
Sour or heavy crude oil	46,791	73,031	52,231	69,569
Other feedstocks/blendstocks	27,134	21,563	21,034	23,719

Total refinery throughput (bpd)	211,167	223,129	207,111	221,232

El Paso Refinery

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Key Operating Statistics:
Refinery product yields (bpd):
Gasoline	69,748	64,852	64,597	65,737
Diesel and jet fuel	54,572	54,236	51,065	50,853
Residuum	5,281	5,458	4,838	5,672
Other	3,420	3,290	3,194	3,382

Total refinery production (bpd)	133,021	127,836	123,694	125,644

Refinery throughput (bpd):
Sweet crude oil	110,136	103,122	105,267	102,373
Sour crude oil	13,677	19,969	11,957	15,985
Other feedstocks/blendstocks	11,277	7,051	8,358	9,431

Total refinery throughput (bpd)	135,090	130,142	125,582	127,789

Total sales volume (bpd) (2)	151,936	150,823	152,578	143,905

Per barrel of throughput:
Refinery gross margin (4)	$9.77	$8.05	$9.56	$10.29
Direct operating expenses (5)	3.27	3.01	3.47	3.51
Four Corners Refineries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010 (6)	2009	2010 (6)	2009
Key Operating Statistics:
Refinery product yields (bpd):
Gasoline	16,786	19,020	16,113	17,667
Diesel and jet fuel	7,090	7,617	6,288	7,703
Other	692	1,081	779	1,084

Total refinery production (bpd)	24,568	27,718	23,180	26,454

Refinery throughput (bpd):
Sweet crude oil	21,679	25,413	20,866	25,562
Other feedstocks/blendstocks	3,635	3,036	2,899	1,696

Total refinery throughput (bpd)	25,314	28,449	23,765	27,258

Total sales volume (bpd) (2)	40,542	37,711	36,395	36,877
Per barrel of throughput:
Refinery gross margin (4)	$19.44	$14.04	$17.78	$16.11
Direct operating expenses (5)	6.21	7.64	6.60	8.56

Yorktown Refinery

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010 (7)	2009	2010 (7)	2009
Key Operating Statistics:
Refinery product yields (bpd):
Gasoline	25,768	31,664	28,043	31,367
Diesel and jet fuel	17,658	22,101	20,926	23,982
Other	3,466	5,407	4,199	5,490

Liquid products	46,892	59,172	53,168	60,839
By-products	4,856	5,727	5,647	6,498

Total refinery production (bpd)	51,748	64,899	58,815	67,337

Refinery throughput (bpd):
Sweet crude oil	5,427	—	7,713	9
Heavy crude oil	33,114	53,062	40,274	53,584
Other feedstocks/blendstocks	12,222	11,476	9,777	12,592

Total refinery throughput (bpd)	50,763	64,538	57,764	66,185

Total sales volume (bpd) (2)	64,262	77,010	68,162	76,048

Per barrel of throughput:
Refinery gross margin (1) (4)	$3.35	$2.67	$2.83	$7.32
Direct operating expenses (5)	6.17	4.98	5.09	5.20

(1)	Cost of products sold for the three and nine months ended September 30, 2009 included non-cash LCM recovery adjustments of $11.7 million and $61.0 million, respectively, related to valuing our Yorktown inventories to net realizable market values. These non-cash adjustments resulted in a corresponding increase of $0.57 and $1.01 in combined refinery gross margin per throughput barrel for the three and nine months ended September 30, 2009, respectively. The increase in Yorktown’s gross margin was $1.97 and $3.38 for the three and nine months ended September 30, 2009, respectively. Also included in cost of products sold for the three and nine months ended September 30, 2009 are $0.7 million and $13.3 million, respectively, in economic hedging losses previously reported under other income (expense) as loss from derivative activities in the Condensed Consolidated Statements of Operations.

(2)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(3)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(4)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

The following table derives gross profit and reconciles gross profit to refinery gross margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,045,006	$1,834,130	$6,095,884	$4,645,709
Cost of products sold (exclusive of depreciation and amortization)	1,864,165	1,685,451	5,611,868	4,046,932
Depreciation and amortization	30,434	29,686	89,211	94,162

Gross profit	150,407	118,993	394,805	504,615
Plus depreciation and amortization	30,434	29,686	89,211	94,162

Refinery gross margin	$180,841	$148,679	$484,016	$598,777

Refinery gross margin (1) (4)	$9.31	$7.24	$8.56	$9.91

Gross profit (4)	$7.74	$5.80	$6.98	$8.36

(5)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

(6)	In late November 2009, we consolidated refining operations in the Four Corners region and indefinitely suspended refining operations at our Bloomfield refinery. Refinery production, throughput, and sales volumes for the three and nine months ended September 30, 2010 reflect production and sales of refined products at the Gallup refinery only.

(7)	In early September 2010, we temporarily suspended refining operations at our Yorktown refinery. We calculated the refinery production, throughput, and sales volumes for the three and nine months ended September 30, 2010 by dividing total volumes for the period by 92 and 273 days, respectively.
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Net Sales. Net sales primarily consist of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended September 30, 2010 were $2,045.0 million, compared to $1,834.1 million for the three months ended September 30, 2009, an increase of $210.9 million, or 11.5%. This increase was primarily the result of higher sales prices for refined products. The average sales price per barrel increased from $75.08 in the third quarter of 2009, to $86.43 in the third quarter of 2010, an increase of 15.1%. This increase was partially offset by a decrease in barrels sold. During the third quarter of 2009, we sold 24.4 million barrels of refined products compared to 23.6 million barrels for the same period in 2010.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $1,864.2 million for the three months ended September 30, 2010, compared to $1,685.5 million for the three months ended September 30, 2009, an increase of $178.7 million, or 10.6%. This increase was primarily the result of increased cost of crude oil offset by a decrease in sales volumes from the three months ended September 30, 2009 of 0.81 million barrels. The average cost per barrel increased from $65.96 in the third quarter of 2009 to $74.63 in the third quarter of 2010, an increase of 13.1%. Also contributing to the increase were LIFO adjustments and hedging losses.

Refinery gross margin per throughput barrel increased from $7.24 in the third quarter of 2009 to $9.31 in the third quarter of 2010. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $7.74 and $5.80 for the three months ended September 30, 2010 and 2009, respectively. Cost of products sold for the three months ended September 30, 2009 includes $0.7 million in economic hedging losses previously reported as loss from derivative activities under other income (expense) in the third quarter of 2009. This reclassification in the prior year was made to conform to the current presentation. Cost of products sold for the three months ended September 30, 2010 includes $1.7 million in economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $88.7 million for the three months ended September 30, 2010, compared to $88.0 million for the three months ended September 30, 2009, an increase of $0.7 million, or 0.8%. This increase primarily resulted from increased property taxes ($5.3 million), increased natural gas expense ($2.6 million), and increased personnel costs ($0.7 million). These increases were partially offset by decreased general maintenance expense ($2.2 million), decreased electricity expense ($1.7 million), decreased professional fees ($1.3 million), decreased environmental expenses ($0.9 million), decreased insurance expense ($0.9 million), and decreased outside support services ($0.3 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $6.0 million for the three months ended September 30, 2010, compared to $8.5 million for the three months ended September 30, 2009, a decrease of $2.5 million, or 29.4%. This decrease primarily resulted from decreases in marketing expenses ($1.6 million), decreased information technology expenses ($0.3 million), decreased professional and legal fees ($0.3 million), decreased environmental consulting expense ($0.2 million), and decreased bad debt expense ($0.2 million). Partially offsetting these decreases were increased personnel costs ($0.3 million).
     Goodwill and Other Impairment Losses. As a result of our decision to permanently close our product distribution terminal in Flagstaff, Arizona during the third quarter of 2010, we completed an impairment analysis of the related long-lived assets. From this analysis, we determined that impairment existed. Accordingly, we recorded an impairment charge of $3.8 million primarily related to the Flagstaff long-lived assets. No impairment charges were recorded during the three months ended September 30, 2009.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned major and minor maintenance and repairs generally performed every two to six years, depending on the processing units involved. We incurred no turnaround expenses during the quarter ended September 30, 2010. During the quarter ended September 30, 2009, we incurred costs of $0.9 million in anticipation of the turnaround at the El Paso refinery in the first quarter of 2010, and $0.1 million in anticipation of the turnaround previously scheduled for the first quarter of 2011 at the Yorktown refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2010 was $30.4 million, compared to $29.7 million for the three months ended September 30, 2009, an increase of $0.7 million, or 2.4%. The increase was primarily due to differences in the timing of various assets reaching the end of their estimated useful lives.
     Operating Income. Operating income was $51.9 million for the three months ended September 30, 2010, compared to $21.5 million for the three months ended September 30, 2009, an increase of $30.4 million. This increase was attributable primarily to increased refinery gross margins in the third quarter of 2010, compared to the third quarter of 2009. Also contributing to the increase in operating income were decreased selling, general, and administrative expenses, and decreased maintenance turnaround expense in the third quarter of 2010. These increases were partially offset by other impairment losses in the third quarter of 2010 with no comparable activity for the same period in 2009.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Net Sales. Net sales primarily consist of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the nine months ended September 30, 2010 were $6,095.9 million, compared to $4,645.7 million for the nine months ended September 30, 2009, an increase of $1,450.2 million, or 31.2%. This increase was primarily the result of higher sales prices for refined products. The average sales price per barrel increased from $66.26 in the third quarter of 2009, to $86.68 in the third quarter of 2010, an increase of 30.8%. During the third quarter of 2010, we sold 70.2 million barrels of refined products compared to 70.1 million barrels for the same period in 2009.

     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $5,611.9 million for the nine months ended September 30, 2010, compared to $4,046.9 million for the nine months ended September 30, 2009, an increase of $1,565.0 million, or 38.7%. This increase was primarily the result of higher crude oil costs and increased sales volumes from the nine months ended September 30, 2009 of 0.08 million barrels. The average cost per barrel increased from $53.51 for the nine months ended September 30, 2009 to $75.79 for the nine months ended September 30, 2010, an increase of 41.6%. Also contributing to this increase were LIFO adjustments and hedging losses. Refinery gross margin per throughput barrel decreased from $9.91 in the first nine months of 2009 to $8.56 in the same period in 2010, reflecting lower refining margins. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $6.98 and $8.36 for the nine months ended September 30, 2010 and 2009, respectively. Cost of products sold for the nine months ended September 30, 2009 includes $13.3 million in economic hedging losses previously reported as loss from derivative activities under other income (expense) in the first nine months of 2009. This reclassification in the prior year was made to conform to the current presentation. Cost of products sold for the nine months ended September 30, 2010 includes $4.8 million in economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $257.0 million for the nine months ended September 30, 2010, compared to $288.7 million for the nine months ended September 30, 2009, a decrease of $31.7 million, or 11.0%. This decrease primarily resulted from decreased personnel costs ($16.3 million), including the reversal of our 2009 incentive bonus accrual in the first quarter of 2010. See consolidated Direct Operating Expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2010 for additional discussion of the bonus accrual reversal. Also contributing to the decrease were decreased environmental expenses ($5.9 million), decreased chemicals and catalyst expense ($5.8 million), decreased electricity expense ($4.5 million), decreased general maintenance expense ($3.0 million), decreased insurance expense ($2.2 million), decreased outside support services ($1.5 million), and decreased professional and legal fees ($1.5 million). These decreases were partially offset by increased natural gas expense ($6.7 million) and increased property taxes ($4.2 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $14.2 million for the nine months ended September 30, 2010, compared to $28.2 million for the nine months ended September 30, 2009, a decrease of $14.0 million, or 49.6%. This decrease primarily resulted from decreases in personnel costs ($6.0 million), including the reversal of the 2009 bonus accrual in the first quarter of 2010. See consolidated Direct Operating Expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2010 for additional discussion of the bonus accrual reversal. Also contributing to the decrease were decreased marketing expenses ($2.3 million), decreased environmental penalties ($1.5 million), decreased bad debt expense ($1.3 million), decreased information technology expenses ($1.2 million), decreased professional and legal fees ($1.1 million), decreased environmental consulting ($0.2 million), and decreased outside support services ($0.2 million).
     Goodwill and Other Impairment Losses. As a result of our decision to permanently close our product distribution terminal in Flagstaff, Arizona during the third quarter of 2010, we completed an impairment analysis of the related long-lived assets. From this analysis, we determined that impairment existed. Accordingly, we recorded an impairment charge of $3.8 million primarily related to the Flagstaff long-lived assets. During 2009, we determined that all of the goodwill in two of our three refining reporting units was impaired. The total impact of this impairment was a non-cash charge of $230.7 million.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned major and minor maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the nine months ended September 30, 2010, we incurred costs of $23.3 million in connection with a turnaround at the El Paso refinery in the first quarter of 2010. For the nine months ended September 30, 2009, we incurred costs of $2.9 million for a crude unit shutdown and $0.9 million in anticipation of the first quarter 2010 turnaround at the El Paso refinery, and $0.5 million in anticipation of the turnaround previously scheduled for the first quarter of 2011 at the Yorktown refinery.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2010 was $89.2 million, compared to $94.2 million for the nine months ended September 30, 2009, a decrease of $5.0 million, or 5.3%. The decrease was primarily due to differences in the timing of various assets reaching the end of their estimated useful lives.

     Operating Income (Loss). Operating income was $96.5 million for the nine months ended September 30, 2010, compared to an operating loss of $47.4 million for the nine months ended September 30, 2009, an increase of $143.9 million. This increase was attributable primarily to a goodwill impairment loss in 2009, decreased direct operating expenses, decreased selling, general, and administrative expenses, and decreased depreciation and amortization expense. These increases were partially offset by lower refinery gross margins in 2010 compared to 2009, and other impairment losses in 2010 with no comparable activity for the same period in 2009.
Wholesale Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$631,303	$469,142	$1,782,189	$1,186,466
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	608,406	447,543	1,717,703	1,122,719
Direct operating expenses (exclusive of depreciation and amortization)	12,713	12,791	35,107	40,153
Selling, general, and administrative expenses	3,823	3,734	8,699	12,634
Goodwill impairment loss	—	—	—	41,230
Depreciation and amortization	1,210	1,394	3,914	4,205

Total operating costs and expenses	626,152	465,462	1,765,423	1,220,941

Operating income (loss)	$5,151	$3,680	$16,766	$(34,475)

Operating Data:
Fuel gallons sold (in thousands)	259,446	213,590	735,510	611,514
Fuel margin per gallon (1)	$0.07	$0.07	$0.07	$0.07
Lubricant sales	$28,015	$26,665	$77,477	$86,801
Lubricant margin (2)	12.6%	10.0%	11.8%	8.9%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per gallon data)
Net Sales:
Fuel sales	$656,888	$493,017	$1,863,682	$1,244,117
Excise taxes included in fuel sales	(61,377)	(57,415)	(181,378)	(165,579)
Lubricant sales	28,015	26,665	77,477	86,801
Other sales	7,777	6,875	22,408	21,127

Net sales	$631,303	$469,142	$1,782,189	$1,186,466

Cost of Products Sold:
Fuel cost of products sold	$640,866	$477,838	$1,818,326	$1,200,856
Excise taxes included in fuel sales	(61,377)	(57,415)	(181,378)	(165,579)
Lubricant cost of products sold	24,494	23,997	68,321	79,071
Other cost of products sold	4,423	3,123	12,434	8,371

Cost of products sold	$608,406	$447,543	$1,717,703	$1,122,719

Fuel margin per gallon	$0.07	$0.07	$0.07	$0.07

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold.

(2)	Lubricant margin is a measurement calculated by dividing the difference between lubricant sales and lubricant cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the three months ended September 30, 2010 were $631.3 million, compared to $469.1 million for the three months ended September 30, 2009, an increase of $162.2 million, or 34.6%. This increase was primarily due to an increase in the average sales price of lubricants and refined products and increased fuel sales volume. The average sales price per gallon of refined products, including excise taxes, increased from $2.31 in the third quarter of 2009 to $2.53 in the third quarter of 2010. The average sales price of lubricant per gallon increased from $8.88 in the third quarter of 2009 to $9.79 in the third quarter of 2010. Fuel sales volume increased from 213.6 million gallons in the third quarter of 2009 to 259.4 million gallons for the same period in 2010. Sales volumes for the three months ended September 30, 2010 included 36.3 million gallons sold to our Retail group without comparable wholesale sales for the same period during 2009. During 2009, such sales of fuel were reported under our Refining group. This increase was partially offset by a decrease in lubricant sales volume. Lubricant sales volume decreased from 3.0 million gallons for the three months ended September 30, 2009 to 2.9 million gallons for the same period in 2010.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $608.4 million for the three months ended September 30, 2010, compared to $447.5 million for the three months ended September 30, 2009, an increase of $160.9 million, or 36.0%. This increase was primarily due to increased costs of lubricants and refined products and purchased fuel volume. The average cost per gallon of refined products, including excise taxes, increased from $2.24 in the third quarter of 2009 to $2.47 in the third quarter of 2010. The average cost of lubricants per gallon increased from $7.99 in the third quarter of 2009 to $8.86 in the third quarter of 2010.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $12.7 million for the three months ended September 30, 2010, compared to $12.8 million for the three months ended September 30, 2009, a decrease of $0.1 million, or 0.8%.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $3.8 million for the three months ended September 30, 2010, compared to $3.7 million for the three months ended September 30, 2009, an increase of $0.1 million, or 2.7%.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2010 was $1.2 million, compared to $1.4 million for the three months ended September 30, 2009, a decrease of $0.2 million, or 14.3%.
     Operating Income. Operating income for the three months ended September 30, 2010 was $5.2 million, compared to operating income of $3.7 million for the three months ended September 30, 2009, an increase of $1.5 million, or 40.5%. This increase was primarily due to increased lubricant margins and increased fuel sales volume.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the nine months ended September 30, 2010 were $1,782.2 million, compared to $1,186.5 million for the nine months ended September 30, 2009, an increase of $595.7 million, or 50.2%. This increase was primarily due to an increase in the average sales price of refined products and increased fuel sales volume. The average sales price per gallon of refined products, including excise taxes, increased from $2.03 in the nine months ended September 30, 2009 to $2.53 in the nine months ended September 30, 2010. Fuel sales volume increased from 611.5 million gallons in the nine months ended September 30, 2009 to 735.5 million gallons for the same period in 2010. Sales volumes for the nine months ended September 30, 2010 included 80.6 million gallons sold to our Retail group without comparable wholesale sales for the same period during 2009. During 2009, such sales of fuel were reported under our Refining group. This increase was partially offset by a decrease in lubricant sales volume. Lubricant sales volume decreased from 9.1 million gallons for the nine months ended September 30, 2009 to 8.1 million for the same period in 2010.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $1,717.7 million for the nine months ended September 30, 2010, compared to $1,122.7 million for the nine months ended September 30, 2009, an increase of $595.0 million, or 53.0%. This increase was primarily due to increased delivery freight expenses and costs of refined products and purchased fuel volume. The average cost per gallon of refined products, including excise taxes, increased from $1.96 in the nine months ended September 30, 2009 to $2.47 in the same period 2010. This increase was partially offset by a decrease in the purchased volume of lubricants.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $35.1 million for the nine months ended September 30, 2010, compared to $40.2 million for the nine months ended September 30, 2009, a decrease of $5.1 million, or 12.7%. This decrease primarily resulted from lower personnel costs ($6.7 million). This decrease was partially offset by increased vehicle fuel costs ($1.3 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $8.7 million for the nine months ended September 30, 2010, compared to $12.6 million for the nine months ended September 30, 2009, a decrease of $3.9 million, or 31.0%. This decrease primarily resulted from lower personnel costs ($3.0 million), decreased bad debt expense ($0.3 million), and decreased bank charges ($0.2 million).
     Goodwill Impairment Loss. Based on the results of our annual goodwill impairment analysis performed as of June 30, 2009, we determined that all of the goodwill in the reporting unit of our wholesale group was impaired. The total impact of the goodwill impairment in the six months ended June 30, 2009 was a non-cash charge of $41.2 million.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2010 was $3.9 million, compared to $4.2 million for the nine months ended September 30, 2009, a decrease of $0.3 million, or 7.1%.
     Operating Income (Loss). Operating income for the nine months ended September 30, 2010 was $16.8 million, compared to operating loss of $34.5 million for the nine months ended September 30, 2009, an increase of $51.3 million, or 148.7%. This increase was primarily due to a goodwill impairment loss in the nine months ended September 30, 2009 and decreased direct operating expenses and selling, general, and administrative expenses for the nine months ended September 30, 2010.
Retail Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$195,138	$176,708	$537,930	$466,445
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	166,406	148,723	462,814	392,330
Direct operating expenses (exclusive of depreciation and amortization)	17,169	17,273	50,177	49,598
Selling, general, and administrative expenses	1,461	1,545	3,425	4,762
Goodwill impairment loss	—	—	—	27,610
Depreciation and amortization	2,496	2,415	7,631	7,298

Total operating costs and expenses	187,532	169,956	524,047	481,598

Operating income (loss)	$7,606	$6,752	$13,883	$(15,153)

Operating Data:
Fuel gallons sold (in thousands)	56,583	53,708	155,831	155,216
Fuel margin per gallon (1)	$0.22	$0.23	$0.19	$0.19
Merchandise sales	$52,439	$51,129	$144,440	$144,339
Merchandise margin (2)	28.8%	28.4%	28.5%	28.4%
Operating retail outlets at period end			150	152

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except for per gallon data)
Net Sales:
Fuel sales	$158,737	$139,028	$435,124	$357,542
Excise taxes included in fuel revenues	(21,764)	(19,405)	(59,697)	(53,649)
Merchandise sales	52,439	51,129	144,440	144,339
Other sales	5,726	5,956	18,063	18,213

Net sales	$195,138	$176,708	$537,930	$466,445

Costs of Products Sold:
Fuel cost of products sold	$146,465	$126,841	$405,333	$328,384
Excise taxes included in fuel cost of products sold	(21,764)	(19,405)	(59,697)	(53,649)
Merchandise cost of products sold	37,318	36,622	103,286	103,400
Other cost of products sold	4,387	4,665	13,892	14,195

Cost of products sold	$166,406	$148,723	$462,814	$392,330

Fuel margin per gallon (1)	$0.22	$0.23	$0.19	$0.19

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold.

(2)	Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the convenience store industry to measure operating results related to merchandise sales.
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the three months ended September 30, 2010 were $195.1 million, compared to $176.7 million for the three months ended September 30, 2009, an increase of $18.4 million, or 10.4%. This increase was primarily due to an increase in the sales price of gasoline and diesel fuel and fuel sales volume. The average sales price per gallon including excise taxes increased from $2.59 in the third quarter of 2009 to $2.81 in the third quarter of 2010. Fuel sales volume increased from 53.7 million gallons in the third quarter of 2009 to 56.6 million gallons in the third quarter of 2010.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $166.4 million for the three months ended September 30, 2010, compared to $148.7 million for the three months ended September 30, 2009, an increase of $17.7 million, or 11.9%. This increase was primarily due to increased costs of gasoline and diesel fuel and purchased fuel volume. Average fuel cost per gallon including excise taxes increased from $2.36 in the third quarter of 2009 to $2.59 in the third quarter of 2010. Also contributing to this increase were higher merchandise sales.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $17.2 million for the three months ended September 30, 2010, compared to $17.3 million for the three months ended September 30, 2009, a decrease of $0.1 million, or 0.6%.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $1.5 million for the three months ended September 30, 2010 and 2009, respectively.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2010 was $2.5 million, compared to $2.4 million for the three months ended September 30, 2009, an increase of $0.1 million, or 4.2%.
     Operating Income. Operating income for the three months ended September 30, 2010 was $7.6 million, compared to operating income of $6.8 million for the three months ended September 30, 2009, an increase of $0.8 million, or 11.8%. This increase was primarily due to increased merchandise margins in the third quarter of 2010.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the nine months ended September 30, 2010 were $537.9 million, compared to $466.4 million for the nine months ended September 30, 2009, an increase of $71.5 million, or 15.3%. This increase was primarily due to an increase in the sales price of gasoline and diesel fuel. The average sales price per gallon including excise taxes increased from $2.30 in the nine months ended September 30, 2009 to $2.79 in the same period of 2010.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $462.8 million for the nine months ended September 30, 2010, compared to $392.3 million for the nine months ended September 30, 2009, an increase of $70.5 million, or 18.0%. This increase was primarily due to increased costs of gasoline and diesel fuel. Average fuel cost per gallon including excise taxes increased from $2.12 in the nine months ended September 30, 2009 to $2.60 in the same period of 2010.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $50.2 million for the nine months ended September 30, 2010, compared to $49.6 million for the nine months ended September 30, 2009, an increase of $0.6 million, or 1.2%.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $3.4 million for the nine months ended September 30, 2010, compared to $4.8 million for the nine months ended September 30, 2009, a decrease of $1.4 million, or 29.2%. This decrease was primarily due to decreased personnel costs ($1.2 million) and decreased insurance expense ($0.3 million).
     Goodwill Impairment Loss. Based on the results of our annual goodwill impairment analysis performed as of June 30, 2009, we determined that all of the goodwill in the reporting unit of our retail group was impaired. The total impact of the goodwill impairment in the six months ended June 30, 2009 was a non-cash charge of $27.6 million.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2010 was $7.6 million, compared to $7.3 million for the nine months ended September 30, 2009, an increase of $0.3 million, or 4.1%.
     Operating Income (Loss). Operating income for the nine months ended September 30, 2010 was $13.9 million, compared to operating loss of $15.2 million for the nine months ended September 30, 2009, an increase of $29.1 million, or 191.4%. This increase was primarily due to a goodwill impairment loss in the first half of 2009.
Outlook
     The impact of a continued weak economy, reduced demand for refined products, and narrowing differentials between light and heavy crude oil prices negatively impacted our refining margins throughout much of 2009 and the first nine months of 2010. New global refining capacity has also led to an increase in refined product inventories that has caused downward pressure on margins. Until the economy recovers and demand improves, we expect refining margins to continue to be negatively impacted. Also, as a result of these current unfavorable industry fundamentals, several refineries in North America have been temporarily or permanently idled including our Yorktown and Bloomfield refineries.
     Due to the recent financial performance of our Yorktown refinery, on August 3, 2010, the Board of Directors approved the temporary suspension of refining operations at the Yorktown refinery. The facility will continue operations as a refined product distribution terminal. We will continue to evaluate all strategic alternatives and if the economic environment in the Yorktown market improves sufficiently, which is anticipated to be in 2013, we plan to restart refining operations. Due to the effect of the current unfavorable economic conditions on the refining industry, and our expectations of a continuation of such conditions in the near term, we will continue to monitor our Yorktown long-lived assets, both operating and idled, and capital projects for potential asset impairments or project write-offs until conditions improve. Changes in market conditions, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in significant impairment charges or project write-offs in the future, thus affecting our earnings.

     As we entered the summer 2010 driving season, we experienced stronger refining margins in the Southwest. Our overall refining margins improved to $9.74 and $9.31 per throughput barrel in the second and third quarters of 2010, respectively, compared to $6.38 per throughput barrel in the first quarter of 2010. Refining margins for the fourth quarter are expected to be lower than the third quarter of 2010. Through the end of October, the fourth quarter 2010 Gulf Coast 3:2:1 benchmark crack spread has averaged $7.52 per barrel compared to $8.57 per barrel for the third quarter of 2010. Refining margins remain volatile due to current market conditions.
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
Liquidity and Capital Resources
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and our revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. The improved refining margin environment during the first nine months of 2010, compared to the fourth quarter of 2009, positively impacted our earnings and cash flows. Our refining gross margin increased from $4.89 per throughput barrel in the fourth quarter of 2009 to $8.56 per throughput barrel for the first nine months of 2010.
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
     We are considering additional alternatives to further improve our capital structure by increasing our cash balances and/or reducing or refinancing a portion of the remaining balance on our Term Loan. These alternatives include various strategic initiatives and potential asset sales as well as potential public or private equity or debt financings. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We can give no assurances that we will be able to sell any of our assets or obtain additional financing on terms acceptable to us, or at all. However, given our view of current operations, our outlook on refining margins and the overall economy, and the credit and capital markets, we anticipate that we will be able to satisfy our working capital requirements in the near term.
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended
	September 30,
	2010	2009
Cash flows provided by operating activities	$93,481	$148,553
Cash flows used in investing activities	(56,099)	(93,367)
Cash flows used in financing activities	(34,750)	(69,964)

Net increase (decrease) in cash and cash equivalents	$2,632	$(14,778)
Cash Flows Provided By Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2010 was $93.5 million. The most significant providers of cash were adjustments to net loss for non-cash items such as depreciation and amortization ($104.3 million), amortization of original issue discount ($11.7 million), amortization of loan fees ($7.3 million), deferred income taxes ($6.7 million), and stock-based compensation ($4.3 million). The most significant users of cash were net cash outflow from a change in operating assets and liabilities ($34.8 million) and our net loss ($9.5 million).
     Net cash provided by operating activities for the nine months ended September 30, 2009 was $148.6 million. The most significant providers of cash were adjustments to net loss for non-cash items such as goodwill impairment loss ($299.6 million), depreciation and amortization ($109.4 million), write-off of unamortized loan fees ($9.0 million), deferred income taxes ($11.2 million), amortization of loan fees ($4.8 million), amortization of original issue discount ($4.2 million), and stock-based compensation ($3.5 million). These increases in cash were partially offset by a net cash outflow from a change in operating assets and liabilities ($40.3 million).
Cash Flows Used In Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2010 was $56.1 million (including capitalized interest of $2.8 million), primarily relating to capital expenditures. Total capital spending, excluding capitalized interest, for the nine months ended September 30, 2010 included spending on the Mobile Source Air Toxins II, or MSAT II, project ($30.0 million), the ultra-low sulfur off-road diesel project ($4.0 million), other improvement projects at our El Paso refinery ($3.5 million), and several other improvement and regulatory projects primarily at our Gallup and Yorktown refineries ($12.2 million). In addition, our capital spending included projects for our wholesale group ($0.5 million), our retail group ($3.5 million), and general corporate spending ($0.2 million). We currently expect to spend approximately $85.0 million (excluding capitalized interest) in capital expenditures for all of 2010, reflecting a reduction in planned capital expenditures from previous 2010 estimates of $99.9 million.
     Net cash used in investing activities for the nine months ended September 30, 2009 was $93.4 million (including capitalized interest of $5.7 million), mainly relating to capital expenditures. Capital spending, excluding capitalized interest, for the first nine months of 2009 included spending on the low sulfur gasoline project ($34.4 million), the MSAT project ($9.9 million), and the diesel hydrotreater revamp project ($3.1 million) at our El Paso refinery; coker upgrades ($6.0 million) and the MSAT project ($4.5 million) at our Yorktown refinery; and several other improvement and regulatory projects for our refining group. In addition, our total capital spending included projects for our retail group ($2.5 million), general corporate spending ($1.1 million), and our wholesale group ($0.5 million).
Cash Flows Used In Financing Activities
     Net cash used in financing activities for the nine months ended September 30, 2010 was $34.8 million. Cash used in financing activities for the nine months ended September 30, 2010 included a net decrease to our revolving credit facility ($25.0 million) and principal payments on our Term Loan ($9.8 million).
     Net cash used in financing activities for the nine months ended September 30, 2009 was $70.0 million. Cash used in financing activities for the first nine months of 2009 included a net decrease to our revolving credit facility ($60.0 million), principal payments on our Term Loan ($922.4 million), deferred financing costs ($4.5 million), and the repurchases of common stock to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan ($0.6 million). These decreases in cash were significantly offset by the net proceeds from the issuance of our Senior Secured Notes ($538.2 million), our Convertible Senior Notes ($209.0 million), and common stock ($170.4 million).
Working Capital
     Working capital at September 30, 2010 was $354.7 million, consisting of $840.9 million in current assets and $486.2 million in current liabilities. At September 30, 2010, the gross availability under the 2007 Revolving Credit Agreement was $572.6 million determined based on an advance rate formula tied to our accounts receivable and inventory levels. At September 30, 2010, we had net availability under the 2007 Revolving Credit Agreement of $292.9 million due to $254.7 million in letters of credit outstanding and $25.0 million in outstanding direct borrowings. Working capital at December 31, 2009, was $311.3 million, consisting of $944.2 million in current assets and $632.9 million in current liabilities. At December 31, 2009, we had net availability of $305.6 million under our 2007 Revolving Credit Agreement. Our average net availability under the 2007 Revolving Credit Agreement for the month of October 2010 was $204.2 million.
Indebtedness
     Senior Secured Notes. In June 2009, we issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes, or the

Fixed Rate Notes. The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes, or the Floating Rate Notes, and together with the Fixed Rate Notes, the Senior Secured Notes. The Fixed Rate Notes mature on June 15, 2017 and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009 at a rate of 11.25% per annum. The Fixed Rate Notes may be redeemed by us at our option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. At September 30, 2010, the fair value of the Fixed Rate Notes was $302.3 million. The Floating Rate Notes mature on June 15, 2014 and pay interest quarterly beginning on September 15, 2009 at a per annum rate, reset quarterly, equal to three-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50%. The interest rate on the Floating Rate Notes as of September 30, 2010 was 10.75%. The Floating Rate Notes may be redeemed by us at our option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter.
     Proceeds from the issuance of the Fixed Rate Notes were $290.7 million, net of an original issue discount of $27.8 million and underwriting discounts of $6.5 million. Proceeds from the issuance of the Floating Rate Notes were $247.5 million, net of an original issue discount of $22.0 million and underwriting discounts of $5.5 million. We paid $2.1 million in other financing costs related to the Senior Secured Notes. The fair value of the Floating Rate Notes was $255.8 million at September 30, 2010. We are amortizing the original issue discounts using the effective interest method over the life of the notes. The combined proceeds from the issuance and sale of the Senior Secured Notes were used to repay a portion of the outstanding indebtedness under the Term Loan.
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
     Convertible Senior Notes. We issued and sold $215.5 million in aggregate principal amount of our 5.75% Senior Convertible Notes due 2014, or the Convertible Senior Notes, during June and July 2009. The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per year beginning on December 15, 2009. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of our obligation upon conversion of the Convertible Senior Notes, we may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes in June and July 2009 were $209.0 million, net of underwriting discounts of $6.5 million, and were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate used by us to determine the liability and equity components of the Convertible Senior Notes was 13.75%. We paid $0.5 million in other financing costs related to the Convertible Senior Notes. We valued the conversion feature at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. The discount on the Convertible Senior Notes is amortized using the effective interest method over the life of the notes. At September 30, 2010, the fair value of the Convertible Senior Notes was $182.6 million and the if-converted value is less than its principal amount.

     Term Loan Credit Agreement. The Term Loan has a maturity date of May 30, 2014 and is secured by our fixed assets, including our refineries. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014 with the remaining balance due on the maturity date. We made scheduled principal payments on the Term Loan of $9.8 million in the nine months ended September 30, 2010 and $922.4 million, primarily from the net proceeds of the debt and common stock offerings in June and July 2009, in the nine months ended September 30, 2009. The average interest rates under the Term Loan for the nine months ended September 30, 2010 and 2009 were 10.75% and 8.46%, respectively. As of September 30, 2010, the interest rate under the Term Loan was 10.75%. We amended the Term Loan during the second and fourth quarters of 2009 in connection with the new debt offerings and in order to modify certain of the financial covenants. To effect these amendments, we paid $3.4 million in amendment fees. As a result of the partial unscheduled paydown of the Term Loan in June 2009, we expensed $9.0 million to write-off a portion of the unamortized loan fees related to the Term Loan. At September 30, 2010, the fair value of the Term Loan was $337.3 million.
     2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement matures on May 31, 2012 and provides loans of up to $800 million. The 2007 Revolving Credit Agreement, secured by certain cash, accounts receivable, and inventory, can be used to refinance existing indebtedness of us and our subsidiaries, to finance working capital and capital expenditures, and for other general corporate purposes. The 2007 Revolving Credit Agreement is a collateral-based facility with total borrowing capacity, subject to borrowing base amounts based upon eligible receivables and inventory, and provides for letters of credit and swing line loans. At September 30, 2010, the gross availability under the 2007 Revolving Credit Agreement was $572.6 million determined based on an advance rate formula tied to our accounts receivable and inventory levels. As of September 30, 2010, we had net availability under the 2007 Revolving Credit Agreement of $292.9 million due to $254.7 million in letters of credit outstanding and $25.0 million in outstanding direct borrowings. Our average net availability under the 2007 Revolving Credit Agreement for the month of October 2010 was $204.2 million. The average interest rates under the 2007 Revolving Credit Agreement for the first nine months of 2010 and 2009 were 6.14% and 5.13%, respectively. At September 30, 2010, the interest rate under the 2007 Revolving Credit Agreement was 6.75%. We amended the 2007 Revolving Credit Agreement during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. We incurred $5.6 million in fees related to these amendments.
     Guarantors of the Term Loan and the 2007 Revolving Credit Agreement. The Term Loan and the 2007 Revolving Credit Agreement, or together the Agreements, are guaranteed on a joint and several basis by subsidiaries of Western Refining, Inc. The guarantees related to the Agreements remain in effect until such time that the terms of the Agreements are satisfied and subsequently terminated. Amounts potentially due under these guarantees are equal to the amounts due and payable under the respective Agreements at any given time. No amounts have been recorded for these guarantees. The guarantees are not subject to recourse to third parties.
     Certain Covenants in Agreements. The Agreements contain certain covenants, including limitations on debt, investments, and dividends; and financial covenants relating to minimum interest coverage, maximum leverage, and minimum EBITDA. Pursuant to the Agreements, we agreed to not pay cash dividends on our common stock until after December 31, 2009. We were in compliance with all applicable covenants set forth in the Agreements at September 30, 2010. The following table sets forth the more significant financial covenants on minimum consolidated EBITDA, minimum consolidated interest coverage (as defined therein), and maximum consolidated leverage (as defined therein) by quarter:

	Minimum	Minimum	Maximum
	Consolidated	Consolidated	Consolidated
	EBITDA	Interest Coverage	Leverage
	(in thousands)	Ratio	Ratio
September 30, 2010 (1)	$140,000	1.25 to 1.00	N/A
December 31, 2010	N/A	1.50 to 1.00	5.25 to 1.00
March 31, 2011	N/A	1.50 to 1.00	5.25 to 1.00
June 30, 2011 and thereafter	N/A	2.00 to 1.00	4.50 to 1.00

(1)	Minimum consolidated EBITDA is for the nine months ending September 30, 2010.
Contractual Obligations and Commercial Commitments
     In February 2010, we began receiving crude oil on a long-term purchase contract that resulted in an annual contractual obligation of $381.5 million for 2010 and $416.9 million annually thereafter through December 31, 2019.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. At September 30, 2010, we held approximately 5.5 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $54.76 per barrel. At September 30, 2010, aggregated LIFO costs exceeded the current cost of our crude oil, refined product, and other feedstock and blendstock inventories by $121.5 million.
     In accordance with FASC 815, Derivatives and Hedging, all commodity futures contracts, price swaps, and options are recorded at fair value and any changes in fair value between periods are recorded in our Condensed Consolidated Statements of Operations as a component of cost of products sold.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts, price swaps, or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in cost of products sold at the end of each period. For the three and nine months ended September 30, 2010, we had $1.7 million and $4.8 million, respectively, in net losses settled or accounted for using mark-to-market accounting. For the three and nine months ended September 30, 2009, we had $0.7 million and $13.3 million, respectively, in net realized and unrealized losses accounted for using mark-to-market accounting.
     At September 30, 2010, we had open commodity derivative instruments consisting of crude oil futures and finished product price swaps on a net 345,000 barrels to protect the value of certain crude oil, finished product, and blendstock inventories for the fourth quarter of 2010. These open instruments had total unrealized net losses at September 30, 2010, of $0.6 million.
     During the three months ended September 30, 2010, we did not have any commodity derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     At September 30, 2010, $645.1 million of our outstanding debt, excluding unamortized discount, was at floating interest rates based on LIBOR and prime rates. An increase in these base rates of 1% would increase our interest expense by $6.5 million per year.

Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information
Item 1. Legal Proceedings
     In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. We incorporate by reference the information regarding contingencies in Note 22, “Contingencies”, to our Condensed Consolidated Financial Statements set forth in Item 8. “Financial Statements and Supplementary Data” of our 2009 annual report on Form 10-K. In addition, we incorporate by reference the Legal Matters section of Note 19, “Contingencies”, from this Form 10-Q and from Forms 10-Q for the quarterly periods ended March 31 and June 30, 2010, respectively. Other than as described in Note 19, there were no material developments or new material legal proceedings during the quarter in any of the legal proceedings described therein. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition, or results of operations.
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
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	November 5, 2010
Gary R. Dalke	(Principal Financial Officer)