Form 10-K
period 2010-12-31
Western Refining, Inc.
filed 2011-03-08
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $269,651,530.

As of February 25, 2011, there were 90,805,490 shares outstanding, par value $0.01, of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2011 annual meeting of stockholders are incorporated by reference into Part III of this report.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Forward-Looking Statements

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Annual Report on Form 10-K, and in particular under the sections entitled Item 1. Business, Item 3. Legal Proceedings, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, including our expected timeframe for restarting refining operations at our Yorktown refinery, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources, our working capital requirements, our ability to improve our capital structure through asset sales and/or through certain financings, and other financial and operating information. Forward-looking statements also include those regarding the recommencing of refining operations at our Yorktown facility, the timing of completion of certain operational improvements we are making at our refineries, future operational or refinery efficiencies and cost savings, future refining capacity, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures and future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity derivative instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.

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

Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	worsening of the economic downturn and instability and volatility in the financial markets;

•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	availability of renewable fuels for blending and Renewal Identification Numbers, or RINs, to meet Renewable Fuel Standards, or RFS, obligations;

•	changes in crack spreads;

•	changes in the spread between West Texas Intermediate, or WTI, crude oil and West Texas Sour, or WTS, crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Maya crude oil, also known as the light/heavy spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	conditions in the capital markets;

•	construction of new, or expansion of existing product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems on our operations;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects, and failure to realize the expected benefits from those projects;

•	effects of, and costs relating to compliance with current and future local, state, and federal environmental, economic, climate change, safety, tax and other laws, policies and regulations, and enforcement initiatives;

•	rulings, judgments or settlements in litigation, or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;

•	the price, availability, and acceptance of alternative fuels and alternative fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism, and other matters beyond our control; and

•	other factors discussed in more detail under Part 1. — Item 1A. Risk Factors of this report, which are incorporated herein by this reference.

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

Overview

We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate two refineries with a total crude oil throughput capacity of approximately 151,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we also own and operate a 23,000 bpd refinery near Gallup, New Mexico. Until September 2010, we operated a 70,000 bpd refinery near Yorktown, Virginia, and until November 2009, we operated a 17,000 bpd refinery near Bloomfield, New Mexico. We temporarily suspended refining operations at our Yorktown facility in September 2010 and indefinitely suspended refining operations at the Bloomfield refinery in November 2009. We continue to operate Yorktown and Bloomfield as product distribution terminals and supply our refined products to those areas. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque, New Mexico; Yorktown; and Bloomfield; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. At February 25, 2011, we also own and operate 150 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.

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

Following the acquisition of Giant, we began reporting our operating results in three business segments: the refining group, the wholesale group, and the retail group. Our refining group operates the two refineries and related refined product distribution terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. See Note 3, Segment Information, in the Notes to Consolidated Financial Statements included in this annual report for detailed information on our operating results by segment.

Refining Segment

Our refining group currently operates two refineries: one in El Paso, Texas (the El Paso refinery), and one near Gallup, New Mexico (the Gallup refinery). Both of our refineries have their own refined product distribution terminals. In addition, we operate three stand-alone refined product distribution terminals in Albuquerque, New

Mexico; Yorktown, Virginia; and Bloomfield, New Mexico. Our refining group operates a crude oil gathering pipeline system in the Four Corners region of New Mexico and a Company-owned pipeline that runs from Southeast to Northwest New Mexico, or Texas-New Mexico pipeline. The pipeline can transport crude oil from Southeast New Mexico to the Four Corners region and south from Lynch, New Mexico to Jal, New Mexico. We do not currently transport crude via pipeline from Southeast New Mexico. We presently use sections of the pipeline to deliver crude oil to our Gallup refinery and to transport crude oil for unrelated third parties. This pipeline provides us with an alternative method of transportation within New Mexico and an alternative supply of crude oil for our Gallup refinery. Our refining operations also include an asphalt plant in El Paso and four asphalt terminals in El Paso, Phoenix, Tucson, and Albuquerque.

In September 2010, due to the continued effect of unfavorable economic conditions in the refining market, especially in the Mid-Atlantic region, and the resulting financial performance of our Yorktown refinery, we temporarily suspended refining operations at the Yorktown facility and will operate Yorktown as a refined products distribution terminal to supply refined products to the region in the near term. We anticipate restarting refining operations in Yorktown during 2013. We will continue to monitor our Yorktown long-lived assets, both operating and idled, and capital projects for potential asset impairments or project write-offs until conditions improve. Changes in market conditions, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in significant impairment charges or project write-offs in the future, thus affecting our earnings. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-lived Assets.

Until November 2009, our operations in Bloomfield included both crude oil refining and product distribution. During the fourth quarter of 2009, we decided to consolidate the refining operations of the Gallup and Bloomfield refineries into a single operation at the Gallup refinery to eliminate certain operating costs while maintaining the capability to process approximately the same volumes of crude that we had previously processed through the two refineries. We continue to supply refined products to the Four Corners area through ongoing operations at the Bloomfield product distribution terminal, and by utilizing a recent pipeline connection and long-term exchange supply agreement. Through the long-term exchange agreement, we supply barrels to the Bloomfield product distribution terminal in exchange for barrels produced at the El Paso refinery. In the latter part of the fourth quarter of 2009, as a result of the indefinite suspension of refining activities at the Bloomfield refinery, we recorded a non-cash asset impairment charge of $52.8 million and incurred approximately $2.2 million in other costs primarily related to employee severance programs for the Bloomfield refinery. During the fourth quarter of 2010, we performed an analysis of specific assets that we had previously planned to relocate from our Bloomfield facility to our Gallup refinery. As a result of this analysis, we recorded an additional non-cash impairment charge of $9.1 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Major Influences on Results of Operations — Long-lived Asset Impairment Loss.

Principal Products.  Our refineries make various grades of gasoline, diesel fuel, jet fuel, and other products from crude oil, other feedstocks, and blending components. We also acquire finished products through exchange agreements and from various third-party suppliers. We sell these products through our own wholesale group and service stations, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for detail on production by refinery. The following table summarizes sales percentage by product for the years indicated:

	Year Ended December 31,
	2010	2009	2008

Gasoline	54.0%	57.2%	48.9%
Diesel fuel	32.3	30.2	38.6
Jet fuel	5.6	4.6	5.1
Asphalt	2.5	2.7	1.9
Other	5.6	5.3	5.5

Total sales percentage by type	100.0%	100.0%	100.0%

Customers.  We sell a variety of refined products to our diverse customer base. No single customer accounted for more than 10% of our consolidated net sales for 2010.

All of our refining sales were domestic sales in the United States, except for sales of gasoline and diesel fuel for export into Juarez, Mexico. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company, and accounted for approximately 8.3%, 8.5%, and 8.3% of our consolidated net sales during the years ended December 31, 2010, 2009, and 2008, respectively.

We also purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture.

Competition.  We operate primarily in West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. We supply refined products to these areas from our refineries, from other refineries in these regions, and from refineries located in other regions via interstate pipelines. These areas have substantial refining capacity, and we also compete with offshore refiners that deliver product by water transport.

Petroleum refining and marketing is highly competitive. The principal competitive factors affecting us are costs of crude oil and other feedstocks, refinery efficiency, operating costs, refinery product mix, and costs of product distribution and transportation. Due to their geographic diversity, larger and more complex refineries, integrated operations, and greater resources, some of our competitors may be better able to withstand volatile market conditions, compete on the basis of price, obtain crude oil in times of shortage, and bear the economic risk inherent in all phases of the refining industry.

In the Southwest, the El Paso and Gallup refineries primarily compete with Valero Energy Corp., ConocoPhillips Company, Alon USA Energy, Inc., Holly Corporation, Tesoro Corporation, Chevron Products Company, or Chevron, and Suncor Energy, Inc. as well as refineries in other regions of the country that serve the regions we serve through pipelines.

The areas where we sell refined products are also supplied by various refined product pipelines. Any expansions or additional product supplied by these third-party pipelines could put downward pressure on refined product prices in these areas.

When in operation as a refinery, our Yorktown facility in the Mid-Atlantic region primarily competed with Sunoco, Inc., Valero Energy Corp., ConocoPhillips Company, Hess Corporation, and other refineries in the Gulf Coast via the Colonial Pipeline that runs from the Gulf Coast area to New Jersey. We also competed with offshore refiners that deliver product by water transport to the region.

To the extent that climate change legislation is passed, imposing greenhouse gas restrictions on domestic refiners, all domestic refiners will be at a competitive disadvantage to offshore refineries. In November 2010, the State of New Mexico adopted regulations allowing New Mexico to participate in a regional greenhouse cap-and-trade program through the Western Climate Initiative. The regulation becomes effective in 2012 unless the current New Mexico administration reverses the regulations or postpones the effective date. Our Gallup refinery, along with other industrial facilities in New Mexico, will be required to reduce their greenhouse gas emissions by 2% per year between 2012 and 2020, or obtain emission credits from other regulated facilities. The program will not be initiated unless 100 million tons of emissions are available regionally.

Southwest

El Paso Refinery

Our El Paso refinery has a crude oil throughput capacity of 128,000 bpd with approximately 4.3 million barrels of storage capacity, a finished product terminal, and an asphalt plant and terminal.

This refinery is well situated to serve two separate geographic areas, allowing us a diversified market pricing exposure. Tucson and Phoenix typically reflect a West Coast market pricing structure, while El Paso, Albuquerque, and Juarez, Mexico typically reflect a Gulf Coast market pricing structure.

Process Summary.  Our El Paso refinery is a nominal 128,000 bpd crude oil throughput cracking facility that has historically run a high percentage of WTI crude oil to optimize the yields of higher value refined products that currently account for over 90% of our production output. With the completion of our gasoline desulfurization project in May 2009 we have the flexibility to process up to 22% WTS crude oil, which typically is less expensive than WTI crude oil.

Under a sulfuric acid regeneration and sulfur gas processing agreement with E.I. du Pont de Nemours, or DuPont, Western Refining LP has a long-term commitment to purchase services for use by its El Paso refinery. In exchange for this commitment, DuPont agreed to design, construct, and operate two sulfuric acid regeneration plants on property we lease to DuPont within our El Paso refinery. In November 2008, we began processing all sulfur gas from the north side of the El Paso refinery at the DuPont facility. In January 2009, we began processing all sulfur gas from the south side of the El Paso refinery at the DuPont facility.

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

Raw Material Supply.  The primary inputs for our refinery consist of crude oil, isobutane, and alkylate. Operation of our gasoline desulfurization unit since startup in May 2009 has allowed for higher sour rates. Currently, we have the capability to process up to 22% of WTS crude oil at the El Paso refinery. Smaller projects that we have deferred will allow us to incrementally increase our WTS crude oil processing capability at the El Paso refinery. The following table summarizes the historical feedstocks used by our El Paso refinery for the years indicated:

				Percentage For
				Year Ended
Refinery Feedstocks	Year Ended December 31,			December 31,
(bpd)	2010	2009	2008	2010

Crude Oils:
Sweet crude oil	104,119	99,680	100,130	81.9%
Sour crude oil	14,007	17,601	16,985	11.0

Total Crude Oils	118,126	117,281	117,115	92.9

Other Feedstocks and Blendstocks:
Intermediates and other	4,359	3,611	4,302	3.4
Blendstocks	4,692	5,573	5,152	3.7

Total Other Feedstocks and Blendstocks	9,051	9,184	9,454	7.1

Total Crude Oils and Other Feedstocks and Blendstocks	127,177	126,465	126,569	100.0%

Crude oil is delivered to our El Paso refinery via a 450-mile crude oil pipeline owned and operated by Kinder Morgan under a 30-year crude oil transportation agreement that began in 2004. The system handles both WTI and WTS crude oil with its main trunkline into El Paso used solely for the supply of crude oil to us on a published tariff. The crude oil pipeline has access to the majority of the producing fields in the Permian Basin, which gives us access to a plentiful supply of WTI and WTS crude oil from fields with long reserve lives. We generally buy our crude oil under contracts with various crude oil providers, including a contract with Kinder Morgan that expires in 2020 and shorter term contracts with other suppliers, at market-based rates.

We also have access to blendstocks and refined products from the Gulf Coast through a pipeline that runs from the Gulf Coast to El Paso.

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

Four Corners Refineries

Our refining group operates a refinery near Gallup, New Mexico. Our Gallup refinery has a crude oil throughput capacity of 23,000 bpd. Until November 2009, we also operated a refinery near Bloomfield, New Mexico. Our Bloomfield refinery had a crude oil throughput capacity of 17,000 bpd. We typically had not operated these refineries at full capacity, and in November 2009, we indefinitely suspended refining operations at Bloomfield. Our Bloomfield facility currently operates as a product distribution terminal. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Major Influences on Results of Operations — Long-lived Asset Impairment Loss. We market refined products from the Gallup refinery primarily in Arizona, Colorado, New Mexico, and Utah. Our primary supply of crude oil and natural gas liquids comes from Colorado, New Mexico, and Utah.

Process Summary.  The Gallup refinery produces a high percentage of high value products. Each barrel of raw materials processed by our Gallup refinery has resulted in approximately 90% of high value finished products, including gasoline and diesel fuel during the past four years.

Power Supply.  Electrical power is supplied to the Gallup refinery by a regional electric cooperative. There are several uninterruptible power supply units throughout the plant to maintain computers and controls in the event of a power outage. Natural gas is supplied to our refinery via two different pipelines. We purchase our natural gas at market rates.

Raw Material Supply.  The feedstock for our Gallup refinery is Four Corners Sweet, which comes from the Four Corners area and is delivered by pipelines, including pipelines we own, connected to our refinery and product distribution terminal, or delivered by our trucks to pipeline injection points or refinery tankage. Our pipeline system reaches into the San Juan Basin, located in the Four Corners area, and connects with local common carrier pipelines. We currently own approximately 250 miles of pipeline for delivering crude oil to the refinery.

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

The following table summarizes the historical feedstocks used by our Four Corners refineries for the years indicated:

				Percentage For
				Year Ended
Refinery Feedstocks	Year Ended December 31,			December 31,
(bpd)	2010	2009(1)	2008	2010

Crude Oil:
Sweet crude oil	21,140	24,763	28,293	87.6%

Total Crude Oil	21,140	24,763	28,293	87.6

Other Feedstocks and Blendstocks:
Intermediates and other	1,822	1,425	1,077	7.6
Blendstocks	1,149	429	1,393	4.8

Total Other Feedstocks and Blendstocks	2,971	1,854	2,470	12.4

Total Crude Oil and Other Feedstocks and Blendstocks	24,111	26,617	30,763	100.0%

(1)	Includes barrels processed at our Bloomfield facility through November 2009 when Bloomfield refining operations were indefinitely suspended. We calculated total bpd feedstock volumes by dividing by 365 days.

We purchase crude oil from a number of sources, including major oil companies and independent producers, under arrangements that contain market responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms of one year or less. In addition, these arrangements are subject to periodic renegotiation, which could result in our paying higher or lower relative prices for crude oil.

Terminal Operations.  Our Gallup refinery has its own product distribution terminal. We own stand-alone finished product terminals in Albuquerque and Bloomfield. The Bloomfield refinery terminal is permitted to operate at 19,000 bpd. This terminal has approximately 251,000 barrels of finished product tankage and a truck loading rack with three loading spots. We utilize a new pipeline connection and a long-term exchange agreement to supply barrels to the Bloomfield refinery terminal. Additionally, there are approximately 470,000 barrels of crude oil and feedstock tankage available for storage for the Gallup refinery. The Albuquerque product distribution terminal is permitted to operate at 27,500 bpd. This terminal has approximately 170,000 barrels of finished product tankage and a truck loading rack with two loading spots. Product deliveries to this terminal are made by truck or by pipeline, including deliveries from our El Paso and Gallup refineries. In the third quarter of 2010, we ceased operating our refined products distribution terminal located in Flagstaff, Arizona. The Flagstaff terminal was permitted to operate at 12,000 bpd. This terminal had approximately 65,000 barrels of finished product tankage and a truck loading rack with three loading spots. Product deliveries to this terminal were made by truck from our Gallup refinery.

Refined Products Transportation.  Our Gallup gasoline and diesel fuel production is distributed in Arizona, Colorado, New Mexico, and Utah, primarily via a fleet of finished product trucks operated by our wholesale group.

Mid-Atlantic

Yorktown Facility

In September 2010, we temporarily suspended refining operations at our Yorktown facility due primarily to the continued effect of unfavorable economic conditions in the refining market, especially in the Mid-Atlantic region. Through December 2010, we have been making changes we believe are necessary to operate our Yorktown facility as a stand-alone product distribution terminal in the near term. We currently operate our Yorktown terminal in connection with our sales of refined product in the Yorktown area. We plan to expand our terminal operations at Yorktown to provide terminalling and related services to third parties during 2011.

Our Yorktown facility is on Goodwin’s Neck, located on the York River in York County, Virginia. The Yorktown facility has its own deep-water port on the York River, close to the Norfolk military complex and the

Hampton Roads shipyards. The Yorktown refinery primarily served Yorktown, Virginia; Salisbury, Maryland; Norfolk, Virginia; North Carolina; and the New York Harbor. We anticipate that our product distribution terminal will serve the Mid-Atlantic region.

Process Summary.  When operating, our Yorktown refinery is a nominal 70,000 bpd heavy crude oil coking facility that can process a wide variety of crude oil, including certain lower quality crude oils, into high value finished products, including both conventional and reformulated gasoline, ultra low sulfur diesel fuel, and heating oil. We can also produce liquefied petroleum gases, or LPGs, fuel oil, and petroleum coke.

Power Supply.  The Yorktown facility electrical power is supplied by the regional electric company via two independent transformers. All process computers and controls are protected by various uninterruptible power supply systems.

Natural gas is supplied to our facility via pipeline. The natural gas was used as a back-up to refinery produced fuel gas.

Raw Material Supply.  When operating, most of the crude oil for our Yorktown refinery came from South America. Our Yorktown refinery’s strategic location on the York River and its own deep water port access allowed it to receive supply shipments from various regions of the world. The refinery received all of its crude supply from crude oil tankers. Its ability to process a wide range of crude oils allowed our Yorktown refinery to vary its crude oil slate. Lower quality crude oils are typically available at a lower cost compared to higher quality crude oils. The Yorktown refinery also purchased other feedstocks and blendstocks to optimize refinery operations and blending operations.

Western Refining Yorktown, Inc., or Western Yorktown, settled a lawsuit with Statoil Marketing & Trading (US) Inc., or Statoil, related to its crude oil supply agreement in February 2010, when the parties mutually agreed to dismiss all claims and counterclaims with prejudice.

The following table summarizes the historical feedstocks used by our Yorktown refinery for the years indicated:

				Percentage For
				Year Ended
Refinery Feedstocks	Year Ended December 31,			December 31,
(bpd)	2010(1)	2009	2008	2010

Crude Oil:
Sweet crude oil	7,713	1,885	15,291	13.4%
Heavy crude oil	40,274	47,659	45,364	69.7

Total Crude Oils	47,987	49,544	60,655	83.1

Other Feedstocks and Blendstocks:
Intermediates and other	4,522	5,398	3,416	7.8
Blendstocks	5,255	7,791	5,727	9.1

Total Other Feedstocks and Blendstocks	9,777	13,189	9,143	16.9

Total Crude Oils and Other Feedstocks and Blendstocks	57,764	62,733	69,798	100.0%

(1)	Feedstocks for the year ended December 31, 2010 include usage through September 30, 2010. As a result of the temporary suspension of refining operations, we calculated bpd feedstock volumes by dividing total volumes processed by 273 days.

Refined Products Transportation.  Most of the finished products sold by the refinery were shipped by barge, with the remaining amount shipped by truck or rail. A rail system that served the refinery transported shipments of mixed butane and petroleum coke from the refinery to our customers.

Dock System and Storage.  Our facility’s dock system is capable of handling 150,000 ton deadweight tankers and barges up to 200,000 barrels. The facility includes 5.4 million barrels of storage capacity for crude oil, gasoline, intermediates and blendstocks, and distillates, including 500,000 barrels of leased storage capacity from an adjacent landowner.

Wholesale Segment

Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of crude oil and finished product trucks and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah. Our wholesale group purchases petroleum fuels and lubricants from our refining group and from third-party suppliers.

Our principal customers are unbranded retail fuel distributors and the mining, construction, utility, manufacturing, transportation, aviation, and agricultural industries. We compete with other wholesale petroleum products distributors in the areas we serve such as Pro Petroleum, Inc., Southern Counties Fuels, Union Distributing, Brown Evans Distributing Co., and Maxum Petroleum, Inc.

Retail Segment

Our retail group operates service stations that include convenience stores or kiosks. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. Our wholesale group supplies substantially all the gasoline and diesel fuel that our retail group sells. We purchase general merchandise as well as beverage and food products from various suppliers. At February 25, 2011, our retail group operated 150 service stations with convenience stores or kiosks located in Arizona, New Mexico, and Colorado.

The main competitive factors affecting our retail segment are the location of the stores, brand identification, and product price and quality. Our service stations compete with Valero Energy Corp., Alon USA Energy, K&G Markets (formerly ConocoPhillips), Murphy Oil, Maverik, Circle K, Brewer Oil Company, Quick-Trip, am/pm, and 7-2-11 food stores. Large chains of retailers like Costco Wholesale Corp., Wal-Mart Stores Inc., and large grocery retailers compete in the motor fuel retail business. Many of these competitors are substantially larger than we are and because of their integrated operations, may be better able to withstand volatile conditions in the fuel market and lower profitability in merchandise sales.

At February 25, 2011, our retail group had 123 convenience stores branded Giant, one branded Western, and two branded Western Express. In addition, 14 units were branded Mustang and 10 were branded Sundial. Gasoline brands sold at these stores include Western, Giant, Mustang, Phillips 66, Conoco, and Shell.

Location	Owned	Leased	Total

Arizona	24	18	42
New Mexico	72	24	96
Colorado	10	2	12

	106	44	150

Governmental Regulation

All of our operations and properties are subject to extensive federal, state, and local environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use, and transportation of petroleum and hazardous substances; the emission and discharge of materials into the environment; waste management; characteristics and composition of gasoline, diesel, and other fuels; and the monitoring and reporting of greenhouse gas emissions. Our operations also require numerous permits and authorizations under various environmental, health, and safety laws and regulations. Failure to comply with these permits or environmental, health, or safety laws generally could result in fines, penalties, or other sanctions, or a revocation of our permits. We have made significant capital and other expenditures to comply with these environmental, health, and safety laws. We anticipate significant capital and other expenditures with respect to continuing compliance with these environmental, health, and safety laws. For additional details on our capital expenditures related to regulatory requirements and our refinery capacity expansion and upgrade, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Spending.

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

In May 2000, we entered into an Agreed Order with the Texas Natural Resources Conservation Commission, now known as the TCEQ, for remediation of the south side of our El Paso refinery property. In August 2000, we purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which was expensed in 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. In addition, under a settlement agreement with us, a subsidiary of Chevron is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but that exceed the $20 million threshold. Under the policy, environmental costs outside the scope of the Agreed Order are covered up to $20 million and require payment by us of a deductible of $0.1 million per incident as well as any costs that exceed the covered limits of the insurance policy.

The U.S. Environmental Protection Agency, or EPA, has embarked on a Petroleum Refinery Enforcement Initiative, or EPA Initiative, whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. Since December 2003, we have been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. We do not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. In May 2008, we and the EPA agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit, or FCCU, and heaters and boilers that we expect will ultimately be incorporated into a final settlement agreement between us and the EPA. Based on current negotiations and information, we estimate the total capital expenditures necessary to address the EPA Initiative issues would be approximately $60 million, of which $38.8 million has already been expended, $15.2 million for the installation of a flare gas recovery system that was completed in 2007; and $23.6 million for nitrogen oxides, or NOx, emission controls on heaters and boilers was expended through 2010. We estimate remaining expenditures of approximately $21.2 million for the NOx emission controls on heaters and boilers from 2011 through 2013. This estimate may change depending upon the actual final settlement reached. We anticipate meeting the EPA Initiative NOx requirements for the FCCU using catalyst additives and therefore do not expect additional capital expenditures related to the EPA Initiative NOx requirements for the FCCU.

We received a proposed draft settlement agreement from the EPA in September 2009 demanding penalties of $1.5 million. We have accrued $1.5 million related to this matter. As of February 25, 2011, a final settlement between us and the EPA relating to this matter is still pending.

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

In 2004 and 2005, the El Paso refinery applied for and was issued a Texas Flexible Permit by the TCEQ Flexible Permits program, under which the refinery continues to operate. Established in 1994 under the Texas Clean Air Act, the program grants operational flexibility to industrial facilities and permits the allocation of emissions on a facility-wide basis in exchange for emissions reduction and controlling previously unregulated “grandfathered” emission sources. The TCEQ submitted its Flexible Permits Program rules to the EPA for approval in 1994 and has administered the program for 16 years with the EPA’s full knowledge. In May 2010, the El Paso refinery received a request from the EPA, pursuant to Section 114 of the Clean Air Act, seeking information about the refinery’s air permits. We responded to the EPA’s request in June 2010. Also in June 2010, the EPA disapproved the TCEQ Flexible Permits Program. In July 2010, the Texas Attorney General filed a legal challenge to the EPA’s disapproval in a federal appeals court asking for reconsideration. Although we believe our Texas Flexible Permit is federally enforceable, we agreed in December 2010 to submit within one year an application to TCEQ for a permit amendment to obtain an approved Texas State Implementation Plan, or SIP, air quality permit to address concerns raised by the EPA about all flexible permits. Sufficient time has not elapsed for us to reasonably estimate any potential impact of these regulatory developments in the Texas air permits program.

In September 2010, we received a notice of intent to sue under the Clean Air Act from several environmental groups. While not entirely clear, the notice apparently contends that our El Paso refinery is not operating under a valid permit or permits because the EPA has disapproved the TCEQ Flexible Permits program and that our El Paso refinery may have exceeded certain emission limitations under these same permits. We dispute these claims and maintain our El Paso refinery is properly operating, and has not exceeded emissions limitations, under the validly issued TCEQ permits. We intend to defend our refinery accordingly.

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

In November 2009, we indefinitely suspended refining operations at our Bloomfield refinery. We currently operate the site as a products distribution terminal and crude oil storage facility. We continue to operate certain Bloomfield refinery equipment to support the terminal and to store crude for our Gallup refinery. We are currently negotiating with the NMED to revise the 2009 NMED Amendment to reflect the indefinite suspension.

Based on current information and the 2009 NMED Amendment and favorably negotiating a revision to reflect the indefinite suspension of refining operations at our Bloomfield facility, we estimate $17.6 million total remaining capital expenditures will be required pursuant to the 2009 NMED Amendment. Through 2010, we have expended $5.9 million and expect to spend the remaining $11.7 million during 2011 and 2012. These capital expenditures will primarily be for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and NOx and particulate matter from our Gallup refinery. The 2009 NMED Amendment also provided for a $2.4 million penalty. Payment of the penalty was completed between November 2009 and September 2010 to fund a Supplemental Environmental Project, or SEP. We do not expect implementation of the requirements in the 2005 NMED Agreement and the associated 2009 NMED Amendment will result in any soil or groundwater remediation or clean-up costs.

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

Based on current information, we estimate a remaining undiscounted cost of $3.3 million for implementing the investigation and interim measures of the order. As of December 31, 2010, we had a liability of $2.5 million relating to the investigation and interim measures of the order implementation costs. As of December 31, 2010, we had expended $2.3 million to implement the order.

Gallup 2007 Resource Conservation and Recovery Act, or RCRA, Inspection.  In September 2007, our Gallup refinery was inspected jointly by the EPA and the NMED, or the Gallup 2007 RCRA Inspection, to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. We reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. We do not expect implementation of the requirements in the final settlement will result in any soil or groundwater remediation or clean-up costs. We currently estimate $15.4 million in capital expenditures to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. Through 2010, we have expended $4.2 million on the upgrade of the wastewater treatment plant and expect to spend the remaining $11.2 million during 2011 and 2012. In April 2010, we submitted a plan with the design and construction schedule to upgrade the wastewater treatment plant to the NMED for approval. We negotiated with the NMED and the EPA regarding modifications to the plan issued by the NMED in its May 2010 approval letter, which resulted in a September 2010 modification to the August 2009 final settlement establishing a May 2012 deadline for start-up of the upgraded wastewater treatment plant.

Gallup 2010 NMED Compliance Order.  In late October 2010, the NMED issued a proposed compliance order to us alleging violations of air quality regulations and permits related to certain emission limits at our Gallup refinery. The violations are alleged to have occurred at various times between March 2009 and October 2010. Under this compliance order, we have been assessed a penalty of $0.6 million. We are currently evaluating the merits of the alleged violations described in the compliance order. As the outcome of ongoing discussions or negotiations with the NMED is uncertain, we cannot reasonably estimate the liability under the order at this time. No amounts have been accrued at December 31, 2010 for this matter.

Yorktown Refinery

Yorktown 1991 and 2006 Orders.  Giant and a subsidiary company assumed certain liabilities and obligations in connection with the 2002 purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc., or collectively BP, and BP agreed to indemnify Giant for certain costs. During 2007, BP disputed indemnification for certain costs. In the related lawsuit styled Western Refining Yorktown, Inc. f/k/a Giant Yorktown, Inc. v. BP Corporation North America, Inc. and BP Products North America, Inc., all claims and counterclaims were voluntarily dismissed with prejudice in 2009 by mutual agreement of the parties.

In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant would implement a clean-up plan for the refinery. Following the acquisition of Giant, we completed the first phase of the soil clean-up plan and negotiated revisions with the EPA for the remainder of the soil clean-up plan. We anticipate completing the requirements of the soil clean-up in 2011.

We currently estimate total remediation expenditures of $39.1 million associated with the EPA order. Through December 2010, we have expended $22.7 million related to the EPA order. We anticipate further expenditures of $16.0 million primarily during 2011 with the remainder over the next 29 years, ending in 2040. The EPA issued an approval in January 2010 that allowed us to begin implementing our revised soil clean-up plan during the second quarter of 2010. The January 2010 EPA approval and a prior EPA approval in 2008 allowed adjustments to the cost estimates for the groundwater monitoring plan and reductions to our estimate of total remediation expenditures.

Yorktown 2002 Amended Consent Decree.  In May 2002, Giant acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree, or Consent Decree, among various parties covering many locations entered into August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to our Yorktown refinery, the Consent Decree required, among other things, a reduction of NOx, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. We do not expect implementation of the Consent Decree requirements will require any soil or groundwater remediation or clean-up. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator on the FCCU and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. We temporarily suspended refining operations at our Yorktown facility in September 2010. Until such time that local market economics can support sustained profitable refining operations, we intend to operate our Yorktown facility as a product distribution terminal only. We expect additional capital expenditures to complete implementation of the Consent Decree requirements when refining operations are resumed. Our current estimate for these capital expenditures is $5.0 million and could differ significantly from what is required when refining operations are resumed. We do not expect that completing the requirements of the Consent Decree will result in material increased operating costs, nor do we expect the completion of these requirements to have a material adverse effect on our business, financial condition, or results of operations.

In March 2010, the EPA demanded stipulated penalties in the amount of $0.5 million, pursuant to the Consent Decree, for a flaring event that occurred at our Yorktown refinery in October 2009. In April 2010, we met with the EPA and provided additional written clarifying information in anticipation that the EPA will consider the information as the basis for reducing the agency’s demand for stipulated penalties. We continue to communicate with the EPA regarding the additional information provided. To allow discussions to continue, the EPA clarified its position in May 2010, stating that the March 2010 letter did not constitute a demand pursuant to the Consent Decree. We do not expect any penalties, corrective action, or other associated settlement costs related to this issue to have a material adverse effect on our business, financial condition, or results of operations.

Yorktown EPA EPCRA Potential Enforcement Notice.  In January 2010, the EPA issued our Yorktown refinery a notice to “show cause” why the EPA should not bring an enforcement action pursuant to the notification requirements under the Emergency Planning and Community Right-to-Know Act related to two separate flaring events that occurred in 2007 prior to our acquisition of Giant. We reached a settlement of this enforcement notice with the EPA in June 2010 for $0.2 million. As of December 31, 2010, the entire penalty has been paid to the EPA.

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

Under the EPA’s regulations, all on-road and off-road diesel, with the exception of off-road diesel for locomotive and marine use, must meet a 15 ppm sulfur standard as of June 2010. Off-road diesel produced for locomotive and marine use is allowed to meet the 500 ppm sulfur standard through May 2012. Our El Paso refinery implemented the 15 ppm sulfur standard for on-road diesel by April 2006 and the interim 500 ppm standard for off-road diesel by December 2009. Our Yorktown refinery implemented the 15 ppm sulfur standard for on-road and off-road diesel by February 2007 under a modified compliance plan. Our Gallup refinery implemented the 15 ppm sulfur standard for on-road diesel by June 2006, and was allowed to produce, under the flexibility of the regulation, up to 20% by volume of its on-road diesel at 500 ppm sulfur through May 2010. Our Gallup refinery implemented the interim 500 ppm standard for off-road diesel by June 2007 and was allowed to produce off-road diesel at this standard through May 2010. Our Gallup refinery currently relies on operational and marketing changes to meet the on-road and off-road diesel 15 ppm sulfur standard.

By June 2012, all locomotive and marine diesel must also meet the 15 ppm sulfur standard. EPA regulations allow the one-time use of credits to extend the June 2012 deadline by up to 24 months. Low sulfur credits purchased in 2010 will allow our El Paso refinery to continue producing 500 ppm sulfur locomotive fuel until late 2013. Our Yorktown refinery met this requirement before refining operations were suspended in 2010. We are evaluating the need for capital expenditures to produce 15 ppm sulfur locomotive fuel.

Our Yorktown refinery was producing 30 ppm gasoline by May 1, 2008, as required by its EPA compliance plan. Our El Paso refinery began producing low sulfur gasoline by August 1, 2009, as required by the EPA compliance plan for Yorktown and following our loss of “small refiner” status after the 2007 Giant acquisition. All of our refineries meet the requirements of the EPA’s low sulfur gasoline regulations. For additional details, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Spending.

Pursuant to the Energy Acts of 2005 and 2007, the EPA has issued Renewable Fuels Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced at our refineries. The standards have been enforced at our El Paso refinery since September 2007. Our Gallup refinery became subject to RFS in January 2011 and will remain so unless the EPA grants a further extension to small refineries based on a U.S. Department of Energy study. Our Yorktown refinery will be subject to RFS when we restart refinery operations unless the EPA grants a further extension. Annually, the EPA establishes a volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels. The obligated volume increases over time until 2022. Blending renewable fuels into their finished petroleum fuels will displace an increasing volume of a refinery’s product pool. In 2010, the RFS obligation for ethanol and biodiesel for our El Paso refinery was met by blending at El Paso and also by transferring credits from blending at our Yorktown and Gallup refineries, the product distribution terminals in Albuquerque and Bloomfield, and the purchase of third-party credits.

Our El Paso and Gallup refineries are required to meet the new Mobile Source Air Toxics, or MSAT II, regulations to reduce the benzene content of gasoline. Under the MSAT II regulations, benzene in the finished gasoline pool must be reduced to an annual average of 0.62 volume percent by 2011. Beginning on July 1, 2012, each refinery must also average 1.30 volume percent benzene without the use of credits. As of December 31, 2010, we have expended $62.0 million to comply with MSAT II regulations at our El Paso refinery by completing construction of a benzene saturation unit in 2010, which is scheduled for start-up in March 2011. Early credits generated in 2009 and 2010 from the operation of our Yorktown refinery will be used by our Gallup refinery to comply with the 0.62 volume percent requirement. We anticipate $2.0 million or less in capital expenditures during 2011 and 2012 for our Gallup refinery to meet the 1.30 volume percent requirement. Our Yorktown refinery met the 1.30 volume percent benzene requirement prior to our temporarily suspending Yorktown refining activity and had planned to rely on credits to comply with the 0.62 volume percent requirement.

Several northeast states have proposed legislation to reduce the sulfur content of home heating oil. New Jersey has published a rule change that would require 500 ppm sulfur home heating oil beginning July 2014 and 15 ppm sulfur home heating oil beginning July 2016. New York has passed legislation to implement the 15 ppm sulfur level in July 2012. Before refining operations were suspended at our Yorktown refinery during 2010, it produced home heating oil that complied with the 3,000 ppm sulfur specification, but lacked the processing capability to produce heating oil that would comply with the revised standards. Implementation of these new standards will potentially reduce the market for 3.000 ppm sulfur home heating oil resulting in changes to our product slate and profitability when we restart refining operations at our Yorktown refinery.

Environmental Remediation

Certain environmental laws hold current or previous owners or operators of real property liable for the costs of cleaning up spills, releases, and discharges of petroleum or hazardous substances, even if these owners or operators did not know of and were not responsible for such spills, releases, and discharges. These environmental laws also assess liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person. We may face currently unknown liabilities for clean-up costs pursuant to these laws.

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

Employees

As of February 25, 2011, we employed approximately 2,950 people, approximately 380 of whom were covered by collective bargaining agreements. Subject to a Memorandum of Understanding dated August 23, 2010, between Western Refining Yorktown, Inc. and the local union representing the covered Yorktown refinery employees, the collective bargaining agreement at our Yorktown refinery was terminated in connection with the temporary suspension of refining activities at our Yorktown facility. If we restart refining operations at our Yorktown facility prior to March 15, 2012, the collective bargaining agreement for covered Yorktown employees will be reinstated. All separated covered employees have recall rights if we restart Yorktown refining operations prior to March 16, 2012. In 2008, we successfully negotiated collective bargaining agreements covering employees at our Gallup and Bloomfield refineries that expire in 2011 and 2012, respectively. Although the collective bargaining agreement remains in force, the covered employees at our Bloomfield refinery were terminated in connection with the indefinite suspension of refining operations at our Bloomfield facility during November 2009. We also successfully negotiated a new collective bargaining agreement covering employees at our El Paso refinery, renewing the collective bargaining agreement that expired in April 2009. The collective bargaining agreement covering the El Paso refinery employees expires in April 2012. While all of our collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our business, financial condition, and results of operations.

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

On June 24, 2010, the Company’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards. In addition, attached as Exhibits 31.1 and 31.2 to this Form 10-K are the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products, and fuel and utility services. In particular, our refining margins were significantly lower in 2010 and 2009 compared to 2008 and 2007 due to decreased demand for refined products, substantial increases in feedstock costs, and lower increases in product prices throughout much of 2009 and 2010.

In recent years, the prices of crude oil, other feedstocks, and refined products have fluctuated substantially. The NYMEX WTI postings of crude oil for 2010 ranged from $68.01 to $91.51 per barrel. Prices of crude oil, other feedstocks, and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, and other refined products. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	demand for crude oil and refined products, especially in the U.S., China, and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa, and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstocks, and refined products imported into the U.S., which can be impacted by accidents, interruptions in transportation, inclement weather, or other events affecting producers and suppliers;

•	U.S. government regulations;

•	utilization rates of U.S. refineries;

•	changes in fuel specifications required by environmental and other laws;

•	the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to maintain oil price and production controls;

•	development and marketing of alternative and competing fuels;

•	pricing and other actions taken by competitors that impact the market;

•	product pipeline capacity, including the Magellan Southwest System pipeline, as well as Kinder Morgan’s expansion of its East Line, both of which could increase supply in certain of our service areas and therefore reduce our margins;

•	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our plants, machinery or equipment, or those of our suppliers or customers; and

•	local factors, including market conditions, weather conditions, and the level of operations of other refineries and pipelines in our service areas.

Volatility has had, and may continue to further have, a negative effect on our results of operations to the extent that the margin between refined product prices and feedstock prices narrows further, as was the case throughout much of 2009 and 2010.

The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities. As a result, we have no control over the changing market value of these inventories. Because our inventory of crude oil and refined product is valued at the lower of cost or market value under the “last-in, first-out,” or LIFO, inventory valuation methodology, if the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold. The estimated fair value of the Giant inventory recorded as a result of the acquisition of Giant increased the likelihood of a lower of cost or market, or LCM, inventory write-down to occur in the future. As a result of increasing market prices of crude oil, blendstocks, and refined products, we had a net change in the lower of cost or market reserve from December 31, 2008 to December 31, 2009 of $61.0 million to value our Yorktown inventories to net realizable market values, which decreased cost of products sold and increased refinery gross margin for the year ended December 31, 2009. In addition, due to the volatility in the price of crude oil and other blendstocks, we experienced fluctuations in our LIFO reserves during the three years ended December 31, 2010. We also experienced LIFO liquidations based on decreased levels in our inventories. These LIFO liquidations resulted in decreases in cost of products sold of $16.9 million and $9.4 million for the years ended December 31, 2010 and 2009, and an increase in cost of products sold of $66.9 million for the year ended December 31, 2008.

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

If the price of crude oil increases significantly or our credit profile changes, or if we are unable to access our Revolving Credit Agreement for borrowings or for letters of credit, our liquidity and our ability to purchase enough crude oil to operate our refineries at full capacity could be materially and adversely affected.

We rely on borrowings and letters of credit under our Revolving Credit Agreement to purchase crude oil for our refineries. Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms of their invoices with us or require additional support such as letters of credit. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our creditors of more burdensome payment terms on us, or our inability to access our Revolving Credit Agreement, may have a material adverse effect on our liquidity and our ability to make payments to our suppliers, which could hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. In addition, if the price of crude oil increases significantly, we may not have sufficient capacity under our Revolving Credit Agreement, or sufficient cash on hand, to purchase enough crude oil to operate our refineries at planned rates. A failure to operate our refineries at planned rates could have a material adverse effect on our earnings and cash flows.

We have a significant amount of indebtedness.

As of December 31, 2010, our total debt was $1,069.5 million and our stockholders’ equity was $675.6 million. On December 23, 2010, we completed an amendment of our Revolving Credit Agreement, resulting in total commitments of $800.0 million composed of a $145.0 million tranche maturing on May 31, 2012 and a $655.0 million tranche maturing on January 1, 2015. As of December 31, 2010, the gross availability under the Revolving Credit Agreement was $624.0 million pursuant to the borrowing base. As of December 31, 2010, we had net availability under the Revolving Credit Agreement of $335.6 million due to $288.4 million in letters of credit outstanding and no direct borrowings. On February 25, 2011, the gross availability under the Revolving Credit Agreement was $650.3 million pursuant to the borrowing base. On February 25, 2011, we had net availability under the Revolving Credit Agreement of $192.3 million due to $273.0 million in letters of credit outstanding and $185.0 million in direct borrowings. Our level of debt may have important consequences to you. Among other things, it may:

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

We cannot assure you that we will continue to generate sufficient cash flows or that we will be able to borrow funds under our Revolving Credit Agreement in amounts sufficient to enable us to service our debt or meet our working capital and capital expenditure requirements. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. If our margins were to deteriorate significantly, or if our earnings and cash flow were to suffer for any other reason, we may be unable to comply with the financial covenants set forth in our credit facilities. If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the Revolving Credit Agreement, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt, or obtain additional financing through equity or debt financings. If additional funds are obtained by issuing equity securities or if holders of our outstanding 5.75% Convertible Senior Notes convert those notes into shares of our common stock, our existing stockholders could be diluted. We cannot assure you that we will be able to refinance our debt, sell assets, or obtain additional financing on terms acceptable to us, if at all. In addition, our ability to incur additional debt will be restricted under the covenants contained in our Revolving Credit Agreement, Term Loan Credit Agreement, and Senior Secured Notes. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Working Capital and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness.

Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.

Our Revolving Credit Agreement, Term Loan Credit Agreement, or Term Loan, and the indenture governing our Senior Secured Notes contain covenants and events of default that may limit our financial flexibility and ability to undertake certain types of transactions. For instance, we are subject to covenants that restrict our activities, including restrictions on:

•	creating liens;

•	engaging in mergers, consolidations, and sales of assets;

•	incurring additional indebtedness;

•	providing guarantees;

•	engaging in different businesses;

•	making investments;

•	making certain dividend, debt, and other restricted payments;

•	engaging in certain transactions with affiliates; and

•	entering into certain contractual obligations.

We are also subject to financial covenants that require us to maintain, in the case of the Revolving Credit Agreement, a minimum fixed charge coverage ratio (as defined therein), contingent on the level of availability thereunder, and in the case of the Term Loan Credit Agreement, a minimum consolidated interest coverage ratio (as defined therein), and a maximum consolidated leverage ratio (as defined therein). Our ability to comply with these covenants will depend on factors outside our control, including refined product margins. We cannot assure you that we will satisfy these covenants. If we fail to satisfy the covenants set forth in these facilities or an event of default occurs under these facilities, the maturity of the loans, our Senior Secured Notes and our Convertible Senior Notes could be accelerated or we could be prohibited from borrowing for our working capital needs and issuing letters of credit. If the loans, our Senior Secured Notes, or our Convertible Senior Notes are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness, or to obtain additional financing through equity or debt financings. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all. If we cannot borrow or issue letters of credit under the Revolving Credit Agreement, we would need to seek additional financing, if available, or curtail our operations.

We have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.

If we cannot generate cash flow or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to comply with certain environmental standards by the current EPA mandated deadlines or pursue our business strategies, in which case our operations may not perform as well as we currently expect. We have substantial short-term and long-term capital needs, including those for capital expenditures that we will make to comply with various regulatory requirements. Our short-term working capital needs are primarily crude oil purchase requirements, which fluctuate with the pricing and sourcing of crude oil. We also have significant long-term needs for cash, including those to support ongoing capital expenditures and other regulatory compliance.

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

Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products, and refined products. These hazards and risks include, but are not limited to, the following:

•	natural disasters;

•	weather-related disruptions;

•	fires;

•	explosions;

•	pipeline ruptures and spills;

•	third-party interference;

•	disruption of natural gas deliveries;

•	disruptions of electricity deliveries;

•	disruption of sulfur gas processing by E.I. du Pont de Nemours at our El Paso refinery; and

•	mechanical failure of equipment at our refineries or third-party facilities.

Any of the foregoing could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims, and other damage to our properties and the properties of others. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. For example, in February 2011, we experienced several days of unplanned downtime at our El Paso refinery due to weather related causes and interruptions to our electrical supply. Furthermore, in any of those situations, undamaged refinery processing units may be dependent on or interact with damaged process units and, accordingly, are also subject to being shut down.

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

The EPA has issued rules pursuant to the Clean Air Act that require refiners to reduce the sulfur content of gasoline and diesel fuel and reduce the benzene content of gasoline by various specified dates. We are incurring substantial costs to comply with the EPA’s low sulfur and low benzene rules. Our strategy for complying with low sulfur gasoline regulations at our El Paso refinery and our strategy for complying with low sulfur gasoline regulations at our El Paso and Gallup refineries relies partially on purchasing credits. If credits are not available or are too costly, we may not be able to meet the EPA’s deadlines using a credit strategy. Failure to meet the EPA’s clean fuels mandates could have a material adverse effect on our business, financial condition, and results of operations.

Pursuant to the Energy Acts of 2005 and 2007, the EPA has issued Renewable Fuels Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced at our refineries. Currently, the standards are enforced at our El Paso refinery only. Our Gallup refinery became subject to RFS in 2011 and will remain subject unless the EPA grants further extensions to small refineries. Annually, the EPA establishes a volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels. The obligated volume increases over time until 2022. Blending renewable fuels into their finished petroleum fuels will displace an increasing volume of a refinery’s product pool. Alternatively, refineries can meet their RFS obligations by purchasing renewable identification numbers, or RINs. If sufficient RINs are unavailable for purchase, or if we are otherwise unable to meet the EPA’s RFS mandates, our business, financial condition and results of operations could be materially adversely affected.

We could incur significant costs to comply with greenhouse gas emissions regulation or legislation.

In November 2010, the State of New Mexico adopted regulations regarding greenhouse gas emissions. The regulations will become effective in 2012 unless reversed by the current New Mexico administration, or unless a certain amount of emissions are not available within New Mexico and other participating states. Our Gallup refinery will be required to reduce its greenhouse gas emissions by 2% per year between 2012 and 2020 or obtain emission credits from other regulated facilities. The EPA has recently adopted and implemented regulations to restrict emissions of greenhouse gases under certain provisions of the Clean Air Act. One of the rules adopted by the EPA requires a reduction in certain emissions of greenhouse gases from large stationary sources, such as refineries, effective January 2, 2011. A number of legal challenges have been presented regarding these proposed greenhouse gas regulations but no legal limitation on the EPA implementing these rules has occurred to date. The EPA has also adopted rules requiring refiners to report greenhouse gas emissions on an annual basis beginning in 2011 for emissions occurring after January 1, 2010. Further, the United States Congress has recently discussed legislation related to the reduction of greenhouse gases through “cap and trade” programs. To the extent these EPA rules and regulations continue to be implemented or cap and trade legislation is enacted by federal or state governments, our operating costs will increase and such increase could have an adverse effect on our business, financial condition, and results of operations.

Our business, financial condition, and results of operations may be materially adversely affected by a continued economic downturn.

The recent turmoil in the global financial markets and the scarcity of credit has led to lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally in the United States and abroad. The economic downturn has materially adversely affected and may continue to affect the liquidity, businesses, and/or financial conditions of our customers, which has resulted, and may continue to result, not only in decreased demand for our products, but also increased delinquencies in our accounts receivable. The disruptions in the financial markets could also lead to a reduction in available trade credit due to counterparties’ liquidity concerns. If we are unable to obtain borrowings or letters of credit under our Revolving Credit Agreement, our business, financial condition, and results of operations could be materially adversely affected.

We could experience business interruptions caused by pipeline shutdown.

Our El Paso refinery, which is our largest refinery, is dependent on a pipeline owned by Kinder Morgan Energy Partners, LP, or Kinder Morgan, for the delivery of all of its crude oil. Because our crude oil refining capacity at the El Paso refinery is approaching the delivery capacity of the pipeline, our ability to offset lost production due to disruptions in supply with increased future production is limited due to this crude oil supply constraint. In addition, we will be unable to take advantage of further expansion of the El Paso refinery’s production without securing additional crude oil supplies or pipeline expansion. We also deliver a substantial percentage of the refined products produced at the El Paso refinery through three principal product pipelines. Any extended, non-excused downtime of our El Paso refinery could cause us to lose line space on these refined products pipelines if we cannot otherwise utilize our pipeline allocations. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, governmental regulation, terrorism, other third-party action, or any other events beyond our control. A prolonged inability to receive crude oil or transport refined products on pipelines that we currently utilize could have a material adverse effect on our business, financial condition, and results of operations.

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

We may not have sufficient crude oil to be able to run our Gallup refinery at full capacity.

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

Our operations require numerous permits and authorizations under various laws and regulations, including environmental and health and safety laws and regulations. This includes our El Paso refinery’s Texas Flexible Permit. See Note 21, Contingencies — El Paso Refinery. These authorizations and permits are subject to revocation, renewal, or modification and can require operational changes, which may involve significant costs, to limit impacts or potential impacts on the environment and/or health and safety. A violation of these authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or refinery shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations.

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

The areas where we sell refined products are also supplied by various refined product pipelines. Any expansions or additional product supplied by these third-party pipelines could put downward pressure on refined product prices in these areas.

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

As of February 25, 2011, we employed approximately 2,950 people, approximately 380 of whom were covered by collective bargaining agreements. Subject to a Memorandum of Understanding dated August 23, 2010 between Western Refining Yorktown, Inc. and the local union representing the covered Yorktown refinery employees, the collective bargaining agreement at our Yorktown refinery was terminated in connection with the temporary suspension of refining activities at our Yorktown facility. If we restart refining operations at our Yorktown facility prior to March 15, 2012, the collective bargaining agreement for covered Yorktown employees will be reinstated. All separated covered employees have recall rights if we restart Yorktown refining operations prior to March 16, 2012. In 2008, we successfully negotiated collective bargaining agreements covering employees at our Gallup and Bloomfield refineries that expire in 2011 and 2012, respectively. Although the collective bargaining agreement remains in force, the covered employees at our Bloomfield refinery were terminated in connection with the indefinite suspension of refining operations at our Bloomfield facility during November 2009. We also successfully negotiated a new collective bargaining agreement covering employees at our El Paso refinery, renewing the collective bargaining agreement that expired in April 2009. The collective bargaining agreement covering the El Paso refinery employees expires in April 2012. While all of our collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on our business, financial condition, and results of operations.

Terrorist attacks, threats of war, or actual war may negatively affect our operations, financial condition, results of operations and prospects.

Terrorist attacks in the U.S. as well as events occurring in response to or in connection with them, may adversely affect our operations, financial condition, results of operations and prospects. Energy related assets (which could include refineries and terminals such as ours or pipelines such as the ones on which we depend for our crude oil supply and refined product distribution) may be at greater risk of future terrorist attacks than other possible targets. A direct attack on our assets or assets used by us could have a material adverse effect on our operations, financial condition, results of operations and prospects. In addition, any terrorist attack could have an adverse impact on energy prices, including prices for our crude oil and refined products, and an adverse impact on the margins from our refining and marketing operations. In addition, disruption or significant increases in energy prices could result in government imposed price controls.

While we currently maintain some insurance that provides coverage against terrorist attacks, such insurance has become increasingly expensive and difficult to obtain. As a result, insurance providers may not continue to offer this coverage to us on terms that we consider affordable, or at all.

Long-lived and intangible assets comprise a significant portion of our total assets.

Long-lived assets and both amortizable intangible assets and intangible assets with indefinite lives must be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the remaining useful lives of our intangible assets with indefinite lives each reporting period. If events or circumstances no longer support an indefinite life, the intangible asset is tested for impairment and prospectively amortized over its remaining useful life. Long-lived and amortizable intangible assets are not recoverable if their carrying amount exceeds the sum of the undiscounted cash flows expected to result from their use and eventual disposition. If a long-lived or amortizable intangible asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value, with fair value determined generally based on discounted estimated net cash flows.

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

Due to the effect of the current unfavorable economic conditions on the refining industry, and our expectations of a continuation of such conditions for the near term, we will continue to monitor both our operating assets and our capital projects for potential asset impairments or project write-offs until conditions improve. Due to continuing losses resulting from narrow heavy light crude differentials, poor coking economics, and changes in our Yorktown crude oil purchase contracts, we have recently suspended refining operations at our Yorktown refinery. As such, our current evaluations are primarily focused on our Yorktown refinery long-lived assets, which had a carrying value of $678.5 million as of December 31, 2010. Changes in market conditions, as well as changes in assumptions used to test for recoverability and to determine fair value, could result in significant impairment charges or project write-offs in the future, thus negatively affecting our earnings. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-lived Assets.

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

We are a holding company and all of our operations are conducted through our subsidiaries. Consequently, we will rely on dividends or advances from our subsidiaries to fund any dividends. The ability of our operating subsidiaries to pay dividends and our ability to receive distributions from those entities are subject to applicable local law. In addition, our ability to pay dividends to our shareholders is subject to certain restrictions in our Revolving Credit Agreement, our Term Loan Credit Agreement, and the indenture governing our Senior Secured Notes, including pro forma compliance with a fixed charge coverage ratio test and an excess availability test under our Revolving Credit Agreement, pro forma compliance with our minimum consolidated interest coverage ratio and maximum leverage ratio covenants and a fixed cap under our Term Loan Credit Agreement and compliance with an incurrence-based test and a formula-based maximum under the indenture governing our Senior Secured Notes. These factors could restrict our ability to pay dividends in the future. In addition, our payment of dividends will depend upon our ability to generate sufficient cash flows. Our board of directors will review our dividend policy periodically in light of the factors referred to above, and we cannot assure you of the amount of dividends, if any, that may be paid in the future.

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

Our principal properties are described under Item 1. Business and the information is incorporated herein by reference. As of December 31, 2010, we were a party to a number of cancelable and non-cancelable leases for certain properties, including our corporate headquarters in El Paso and administrative offices in Tempe, Arizona. See Note 23, Operating Leases and Other Commitments, in the Notes to Consolidated Financial Statements included elsewhere in this annual report.

Item 3.	Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NYSE, on January 19, 2006 under the symbol “WNR.” As of February 25, 2011, we had 142 holders of record of our common stock. The following table summarizes the high and low sales prices of our common stock as reported on the NYSE Composite Tape for the quarterly periods in the past two fiscal years and dividends declared on our common stock for the same periods:

			Dividends per
	High	Low	Common Share

2010:
First quarter	$5.84	$4.03	$—
Second quarter	5.90	4.30	—
Third quarter	5.42	4.01	—
Fourth quarter	10.78	5.09	—
2009:
First quarter	$14.00	$7.83	$—
Second quarter	16.30	6.65	—
Third quarter	8.13	5.45	—
Fourth quarter	7.00	4.45	—

Our payment of dividends is limited under the terms of our Revolving Credit Agreement, our Term Loan Credit Agreement, and our Senior Secured Notes, and in part, depends on our ability to satisfy certain financial covenants.

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

The following graph compares the cumulative 59-month total stockholder return on the Company’s common stock relative to the cumulative total stockholder returns of the Standard & Poor’s, or S&P, 500 index, and a customized peer group of seven companies that includes: Alon USA Energy, Inc., Delek US Holdings Inc., Frontier Oil Corp., Holly Corp., Sunoco Inc., Tesoro Corp., and Valero Energy Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and peer group on January 19, 2006. The index on December 31, 2010, and its relative performance are tracked through this date. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 59-MONTH CUMULATIVE TOTAL RETURN

COMPARISON OF 59-MONTH CUMULATIVE TOTAL RETURN
(Tabular representation of data in graph above)

	Jan	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
2006-2008	2006	2006	2006	2006	2006	2007	2007	2007	2007	2008	2008	2008	2008

Western Refining, Inc.	$100.00	$116.51	$116.51	$125.69	$137.92	$211.59	$313.75	$220.60	$131.94	$73.41	$64.91	$55.43	$42.54
S&P 500	100.00	101.15	99.69	105.34	112.40	113.12	120.22	122.66	118.58	107.38	104.45	95.71	74.70
Peer Group	100.00	98.70	106.90	86.68	88.23	110.65	129.14	114.97	116.78	81.67	66.61	52.05	41.46

	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
2009-2010	2009	2009	2009	2009	2010	2010	2010	2010

Western Refining, Inc.	$65.46	$38.71	$35.36	$25.82	$30.15	$27.58	$28.73	$58.00
S&P 500	66.48	77.07	89.09	94.47	99.56	88.19	98.15	108.70
Peer Group	35.35	32.81	38.44	34.12	38.98	37.57	38.13	48.90

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by us or any of our affiliates during the quarter ended December 31, 2010. In addition, we currently do not have any share repurchase plans or programs.

Item 6.	Selected Financial Data

The following tables set forth our summary of historical financial and operating data for the periods indicated below. The summary results of operations and financial position data for 2010, 2009, 2008, 2007, and 2006 have been derived from the consolidated financial statements of Western Refining, Inc. and its subsidiaries including Western Refining Company LP. On May 31, 2007, we completed the acquisition of Giant. The summary results of operations and financial position data for 2007 include the results of operations for Giant beginning June 1, 2007. The first full fiscal year in which we owned Giant was 2008, and therefore, the summary results of operations and financial position data for 2010, 2009, and 2008 are not comparable to periods prior to 2008.

The information presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
	2010	2009	2008	2007(1)	2006
	(In thousands, except per share data)

Statement of Operations Data
Net sales	$7,965,053	$6,807,368	$10,725,581	$7,305,032	$4,199,383
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)(2)	7,155,967	5,944,128	9,735,500	6,385,623	3,644,391
Direct operating expenses (exclusive of depreciation and amortization)	444,531	486,164	532,325	382,690	171,729
Selling, general, and administrative expenses	84,175	109,697	115,913	77,350	37,043
Goodwill and other impairment losses	13,038	352,340	—	—	—
Maintenance turnaround expense	23,286	8,088	28,936	15,947	22,196
Depreciation and amortization	138,621	145,981	113,611	64,193	13,624

Total operating costs and expenses	7,859,618	7,046,398	10,526,285	6,925,803	3,888,983

Operating income (loss)	105,435	(239,030)	199,296	379,229	310,400

Other income (expense):
Interest income	441	248	1,830	18,852	10,820
Interest expense and other financing costs	(146,549)	(121,321)	(102,202)	(53,843)	(2,167)
Amortization of loan fees	(9,739)	(6,870)	(4,789)	(1,912)	(500)
Write-off of unamortized loan fees	—	(9,047)	(10,890)	—	(1,961)
Loss on early extinguishment of debt	—	—	—	(774)	—
Other income (expense), net	7,286	(15,184)	1,176	(1,049)	561

Income (loss) before income taxes	(43,126)	(391,204)	84,421	340,503	317,153
Provision for income taxes	26,077	40,583	(20,224)	(101,892)	(112,373)

Net income (loss)	$(17,049)	$(350,621)	$64,197	$238,611	$204,780

Basic earnings (loss) per share	$(0.19)	$(4.43)	$0.94	$3.50	$3.05
Diluted earnings (loss) per share	(0.19)	(4.43)	0.94	3.50	3.05
Dividends declared per common share	$—	$—	$0.06	$0.22	$0.16
Weighted average basic shares outstanding	88,204	79,163	67,715	67,180	65,387
Weighted average dilutive shares outstanding	88,204	79,163	67,715	67,180	65,387

	Year Ended December 31,
	2010	2009	2008	2007(1)	2006
	(In thousands, except per share data)

Cash Flow Data
Net cash provided by (used in):
Operating activities	$134,456	$140,841	$285,575	$113,237	$245,004
Investing activities	(73,777)	(115,361)	(220,554)	(1,334,028)	(149,555)
Financing activities	(75,657)	(30,407)	(274,769)	1,247,191	(13,115)
Other Data
Adjusted EBITDA(3)	$288,107	$191,438	$405,854	$477,172	$357,601
Capital expenditures	78,095	115,854	222,288	277,073	120,211
Cash paid for Giant acquisition, net of cash acquired	—	—	—	1,056,955	—
Balance Sheet Data (at end of period)
Cash and cash equivalents	$59,912	$74,890	$79,817	$289,565	$263,165
Working capital	272,750	311,254	314,521	621,362	276,609
Total assets	2,628,146	2,824,654	3,076,792	3,559,716	908,523
Total debt	1,069,531	1,116,664	1,340,500	1,583,500	—
Stockholders’ equity	675,593	688,452	811,489	756,485	521,601

(1)	Includes the results of operations and cash flows for Giant beginning June 1, 2007, the date of acquisition.

(2)	Cost of products sold includes $21.7 million and $9.9 million, respectively, in economic hedging losses, for the years ended December 31, 2009 and 2007, and $11.4 million and $8.6 million, respectively, in economic hedging gains for the years ended December 31, 2008 and 2006. We previously reported economic hedging gains and losses as gain (loss) from derivative activities under other income (expense) in our Consolidated Statements of Operations for each of the periods indicated above. These prior year reclassifications were made to conform to the current presentation. Cost of products sold for the year ended December 31, 2010 includes $9.4 million in economic hedging losses.

(3)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, write-off of unamortized loan fees, loss on early extinguishment of debt, depreciation, amortization, goodwill and other impairment losses, maintenance turnaround expense, and Lower of Cost or Market, or LCM, inventory reserve adjustments. Adjusted EBITDA is not, however, a recognized measurement under United States generally accepted accounting principles, or GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, the accounting effects of significant turnaround activities (that many of our competitors capitalize and thereby exclude from their measures of EBITDA), acquisitions, and other items that may vary for different companies for reasons unrelated to overall operating performance.

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

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2010	2009	2008	2007(1)	2006
	(In thousands)

Net income (loss)	$(17,049)	$(350,621)	$64,197	$238,611	$204,780
Interest expense and other financing costs	146,549	121,321	102,202	53,843	2,167
Provision for income taxes	(26,077)	(40,583)	20,224	101,892	112,373
Amortization of loan fees	9,739	6,870	4,789	1,912	500
Write-off of unamortized loan fees	—	9,047	10,890	—	1,961
Loss on early extinguishment of debt	—	—	—	774	—
Depreciation and amortization	138,621	145,981	113,611	64,193	13,624
Maintenance turnaround expense	23,286	8,088	28,936	15,947	22,196
Goodwill and other impairment losses	13,038	352,340	—	—	—
Net change in LCM inventory reserve	—	(61,005)	61,005	—	—

Adjusted EBITDA	$288,107	$191,438	$405,854	$477,172	$357,601

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this annual report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I — Item 1A. Risk Factors and elsewhere in this report. You should read such Risk Factors and Forward-Looking Statements. In this Item 7, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc., or Giant, and its subsidiaries, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.

Company Overview

We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate two refineries with a total crude oil throughput capacity of approximately 151,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a refinery near Gallup, New Mexico with a throughput capacity of approximately 23,000 bpd. Until September 2010, we operated a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia, and until November 2009, we also operated a 17,000 bpd refinery near Bloomfield, New Mexico. We temporarily suspended refining operations at our Yorktown facility in September 2010 and we indefinitely suspended refining operations at the Bloomfield refinery in November 2009. We continue to operate Yorktown and Bloomfield as product distribution terminals and supply refined products to those areas. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque, New Mexico; Yorktown; and Bloomfield; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of December 31, 2010, we also own and operate 150 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor, that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.

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

Following the acquisition of Giant, we began reporting our operating results in three business segments: the refining group, the wholesale group, and the retail group. Our refining group currently operates the two refineries and related refined product distribution terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. See Note 3, Segment Information, in the Notes to Consolidated Financial Statements included elsewhere in this annual report for detailed information on our operating results by segment.

Major Influences on Results of Operations

Refining.  Our net sales fluctuate significantly with movements in refined product prices and the cost of crude oil and other feedstocks, all of which are commodities. The spread between crude oil and refined product prices is the primary factor affecting our earnings and cash flows from operations. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depends on numerous factors beyond our control. These factors include the supply of and demand for crude oil, gasoline, and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; availability of imports; marketing of competitive fuels; price differentials between heavy and sour crude oils and light sweet crude oils, known as the heavy light crude oil differential; and government regulation. Refining margins experienced extreme volatility throughout 2008 and 2009. Refining margins were somewhat less volatile in 2010. Gasoline margin averages have improved each year since 2008 and average diesel margins for 2010 showed improvement over 2009 levels. Another factor impacting our margins in recent years is the narrowing of the heavy light crude oil differential. Since the second quarter of 2009, the heavy light crude oil differential has narrowed significantly, particularly impacting our Yorktown refinery which, when operating, can process up to 100% of heavy crude oil. Narrowing of the heavy light crude oil differential can have significant negative impact on our Yorktown refining margins, as was the case during 2009 and 2010. In addition, we had changes in our LCM reserve of $61.0 million related to our Yorktown inventories that increased our cost of products sold for the year ended December 31, 2008 and decreased our cost of products sold for the year ended December 31, 2009. There were no such LCM reserve changes in the year ended December 31, 2010.

Other factors that impact our overall refinery gross margins are the sale of lower value products such as residuum and propane, particularly when crude costs are higher. In addition, our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume. Our results of operations are also significantly affected by our refineries’ direct operating expenses, especially the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.

Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended with gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. Refining margins remain volatile and our results of operations may not reflect these historical seasonal trends.

Safety, reliability, and the environmental performance of our refineries’ operations are critical to our financial performance. Unplanned downtime of our refineries, such as the unplanned weather-related outage our El Paso refinery experienced during February 2011, generally results in lost refinery gross margin opportunity, increased maintenance costs, and a temporary increase in working capital investment and inventory. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or a major maintenance project, through a planning process that considers product availability, margin environment, and the availability of resources to perform the required maintenance.

Periodically we have planned maintenance turnarounds at our refineries, which are expensed as incurred. We shut down the south crude unit for 13 days at the El Paso refinery in the second quarter of 2009 and we performed a crude unit inspection outage for 20 days at the Yorktown refinery in October 2009. We completed a scheduled turnaround at the south side of the El Paso refinery during the first quarter of 2010. Our next scheduled maintenance turnarounds are during the first quarter of 2013 for El Paso and the fourth quarter of 2012 for Gallup.

The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory of crude oil and the majority of our refined products are valued at the lower of cost or market value under the last-in, first-out, or LIFO, inventory valuation methodology. If the market values of our inventories decline below our cost basis, we would record a write-down of our inventories resulting in a non-

cash charge to our cost of products sold. Market value declines during the year ended December 31, 2008 resulted in non-cash charges to our cost of products sold of $61.0 million. Under the LIFO inventory valuation method, this write-down is subject to recovery in future periods to the extent the market values of our inventories equal our cost basis relative to any LIFO inventory valuation write-downs previously recorded. Based on 2009 market conditions, we recorded non-cash recoveries of $61.0 million related to the 2008 LCM charges. In addition, due to the volatility in the price of crude oil and other blendstocks, we experienced fluctuations in our LIFO reserves between 2008 and 2009. We also experienced LIFO liquidations based on decreased levels in our inventories. These LIFO liquidations resulted in decreases in cost of products sold of $16.9 million and $9.4 million for the years ended December 31, 2010 and 2009, respectively, and an increase of $66.9 million in cost of products sold for the year ended December 31, 2008. See Note 5, Inventories, in the Notes to Consolidated Financial Statements included in this annual report for detailed information on the impact of LIFO inventory accounting.

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

Goodwill Impairment Loss.  Under our policy we test goodwill for impairment annually or more frequently if indications of impairment exist. Various indications of possible goodwill impairment prompted us to perform goodwill impairment analyses at December 31, 2008 and March 31, 2009. We determined that no such impairment existed as of those dates. Our annual 2009 impairment test was performed as of June 30, 2009. The performance of the test is a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.

From the first to the second quarter of 2009, there was a decline in margins within the refining industry as well as a downward change in industry analysts’ forecasts for the remainder of 2009 and 2010. This, along with other negative financial forecasts released by independent refiners during the latter part of the second quarter of 2009, contributed to declines in common stock trading prices within the independent refining sector, including declines in our common stock trading price. As a result, our equity market capitalization fell below the net book value of our assets. Through the filing date of our second quarter of 2009 Form 10-Q and through the end of the fourth quarter of 2009, the trading price of our stock had experienced further reductions.

We completed Step 1 of the impairment test during the second quarter of 2009 and concluded that impairment existed. Consistent with the preliminary Step 2 analysis completed during the second quarter of 2009, we concluded that our entire goodwill balance was impaired. The resulting non-cash charge of $299.6 million was reported in our second quarter of 2009 results of operations. We finalized our Step 2 analysis during the third quarter of 2009. There were no such impairment charges in previous years.

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

In order to test long-lived assets for recoverability, we must make estimates of projected cash flows related to the asset being evaluated, which include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life, and future expenditures necessary to maintain its existing service potential. In order to determine fair value, we must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected volumes, margins, cash flows, investment rates, interest/equity rates, and growth rates that could significantly impact the fair value of the asset being tested for impairment.

In the fourth quarter of 2009, we announced our plans to indefinitely suspend the refining operations at our Bloomfield refinery and operate the site as a product distribution terminal and crude oil storage facility. Accordingly, we tested our Bloomfield refinery long-lived assets and certain intangible assets for recoverability and determined that $41.8 million and $11.0 million of certain refinery related long-lived and intangible assets, respectively, were impaired. During the fourth quarter of 2010, we recorded an additional impairment charge of $9.1 million resulting from our fourth quarter 2010 analysis of specific assets that we had previously planned to relocate from our Bloomfield facility to our Gallup refinery. Based on the sustainable operational improvements of our Gallup refinery during 2010 that were beyond what we had anticipated at the time of the Bloomfield refinery idling, we determined that one of the three assets set aside for relocation to Gallup was no longer required to attain our desired levels of production. Non-cash impairment losses of $9.1 million and $52.8 million related to the long-lived assets and certain intangible assets are included under other impairment losses in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Senior Secured Notes, Convertible Senior Notes, and Equity Offering

During the second and third quarters of 2009, we issued $600.0 million in Senior Secured Notes and $215.5 million in Convertible Senior Notes. The Senior Secured Notes consist of two tranches; the first consisting of $325.0 million in 11.25% fixed rate aggregate principal amount notes and the second consisting of $275.0 million floating rate aggregate principal amount notes. The interest rate on the floating rate notes was 10.75% at issuance in June 2009. Proceeds from the issuance of the Senior Secured Notes, net of original issue and underwriting discounts were $538.2 million. The Convertible Senior Notes consist of $215.5 million in 5.75% aggregate principal amount notes. The Convertible Senior Notes are unsecured and were issued with an initial conversion rate of 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). Proceeds from the issuance of the Convertible Senior Notes were $209.0 million, net of underwriting discounts.

During the second quarter of 2009, we issued an additional 20,000,000 shares of our common stock for an aggregate amount of $180.0 million. The proceeds of this issuance were $171.0 million, net of $9.0 million in underwriting discounts.

The combined proceeds from the issuance and sale of the Senior Secured Notes, the Convertible Senior Notes, and our common stock were used to retire $912.7 million of our outstanding indebtedness under our Term Loan Credit Agreement. See Note 13, Long-Term Debt, and Note 18, Stockholders’ Equity, in the Consolidated Financial Statements included in this annual report for detailed information on the issuance and composition of these notes.

Asset Impairments

In the fourth quarter of 2009, we announced our plans to indefinitely suspend the refining operations at our Bloomfield refinery and maintain the site as a product distribution terminal and crude oil storage facility. Accordingly, we tested the Bloomfield refinery long-lived assets and certain intangible assets for recoverability and determined that $41.8 million and $11.0 million of certain Bloomfield refinery related long-lived and intangible assets, respectively, were impaired. During the fourth quarter of 2010, we recorded an additional impairment charge of $9.1 million resulting from our fourth quarter 2010 analysis of specific assets that we had previously planned to relocate from our Bloomfield facility to our Gallup refinery. Based on the current operations of the Gallup refinery, we have determined that one of the three assets set aside for relocation to Gallup is no longer required. Non-cash impairment losses of $9.1 million and $52.8 million related to the long-lived assets and certain intangible assets are included under other impairment losses in our Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

We completed an impairment analysis of the long-lived assets at our Flagstaff, Arizona product distribution terminal following our permanent closure of the facility in the third quarter of 2010. The analysis determined that impairment existed, and we accordingly recorded a third quarter 2010 non-cash impairment charge of $3.8 million related to Flagstaff terminal long-lived assets. This charge is included under other impairment losses in our Consolidated Statement of Operations for the year ended December 31, 2010.

During the second quarter of 2009, we performed our annual impairment test and as a result concluded that all of our goodwill was impaired. The resulting non-cash charge of $299.6 million was reported in our second quarter 2009 results of operations. This charge is included under goodwill impairment loss in our Consolidated Statements of Operations for the year ended December 31, 2009.

Employee Benefit Plans

We terminated our defined benefit plan covering certain El Paso refinery employees during 2009. The termination resulted in a reduction to our related pension obligation of $24.3 million with a corresponding reduction of $25.1 million before the effect of income taxes to other comprehensive loss. During 2010, in connection with the temporary idling of our Yorktown refinery and resultant termination of participants of the Yorktown cash balance plan, we had distributed $12.8 million from plan assets to plan participants. As of December 31, 2010, the plan had not been terminated. The curtailment resulted in increases to the related pension obligation of $1.4 million and to other comprehensive loss (before income taxes) of $1.1 million. Subject to a Memorandum of Understanding between Western Refining Yorktown, Inc. and the local union representing the Yorktown refinery employees, eligible terminated employees, both bargained for and non-bargained for, were given the option of receiving severance pay or coverage under the Yorktown retiree medical plan, but not both. The resulting choices made by the terminated employees reduced our benefits obligation by $5.7 million as of December 31, 2010. Currently, we do not plan to terminate the Yorktown retiree medical plan.

Write-off of Unamortized Loan Fees

During the second and third quarters of 2009, we made principal payments on our Term Loan of $925.7 million primarily from the net proceeds of our debt and common stock offerings. Accordingly, we expensed $9.0 million during the second quarter of 2009 to write-off a portion of the unamortized loan fees related to the Term Loan. In June 2008, we amended our Revolving Credit Agreement and Term Loan. As a result of such amendment, we recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred in May 2007. We completed an additional amendment to our Revolving Credit Agreement in December 2010. We will amortize all fees incurred as a result of this amendment, along with all unamortized loan fees related to the Revolving Credit Agreement prior to this amendment, ratably through the amended maturity date of January 2015. See Note 13, Long-Term Debt, in the Consolidated Financial Statements included in this annual report for detailed information on our long-term debt.

Environmental Cost Recoveries, Property Tax Refunds, and Other

During the latter part of March 2010, we reversed $14.7 million related to our accrued bonus for 2009. This revision of our 2009 bonus estimate reduced direct operating expenses and selling, general, and administrative expenses for 2010 by $8.5 million and $6.2 million, respectively. During 2009, we recovered $10.6 million from various third parties related to environmental costs recorded during 2009 and prior years. These recoveries are included in direct operating expenses reported for the year ended December 31, 2009. Additionally, during 2009, we decreased our property tax expense estimate by $5.5 million resulting from revised El Paso property appraisal rolls for 2006 through 2008. The revision to the property appraisal rolls also resulted in a refund of $2.9 million from various taxing authorities, further reducing our property tax expense for a total decrease of $8.4 million for the year ended December 31, 2009. We also recorded a fourth quarter 2009 legal settlement charge of $20.0 million.

Planned Maintenance Turnaround

During 2010 and 2009, we incurred costs of $23.3 million and $8.1 million, respectively for maintenance turnarounds. Primarily during the third and fourth quarters of 2009, we incurred costs of $2.9 million in a crude unit shutdown and $4.0 million in connection with the planned turnaround in the first quarter of 2010 at the El Paso refinery; and $1.2 million in connection with the planned turnaround in the third quarter of 2010 at the Yorktown refinery, which was subsequently cancelled. The 2008 maintenance turnaround was performed during the fourth quarter at the north side of the El Paso refinery. Our next scheduled maintenance turnarounds are during the first quarter of 2013 for El Paso and the fourth quarter of 2012 for Gallup. We expense the cost of maintenance turnarounds when the expense is incurred. Most of our competitors, however, capitalize and amortize maintenance turnarounds.

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

Inventories.  Crude oil, refined product, and other feedstock and blendstock inventories are carried at the lower of cost or market. Cost is determined principally under the LIFO valuation method to reflect a better matching of costs and revenues. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new lower of cost or market determination is made based upon current circumstances. We determine market value inventory adjustments by evaluating crude oil, refined products, and other inventories on an aggregate basis by geographic region. Aggregated LIFO costs were less than the current cost of our crude oil, refined product, and other feedstock and blendstock inventories by $173.5 million at December 31, 2010.

Retail refined product (fuel) inventory values are determined using the first-in, first-out, or FIFO, inventory valuation method. Retail merchandise inventory value is determined under the retail inventory method. Wholesale finished product, lubricant, and related inventories are determined using the FIFO inventory valuation method. Finished product inventories originate from either our refineries or from third-party purchases.

Maintenance Turnaround Expense.  The units at our refineries require periodic maintenance and repairs commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit but generally is every two to six years depending on the processing unit involved. We expense the cost of maintenance turnarounds when the expense is incurred. These costs are identified as a separate line item in our Consolidated Statements of Operations.

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

In order to test our long-lived assets for recoverability, we must make estimates of projected cash flows related to the asset being evaluated, which include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life, and future expenditures necessary to maintain its existing service potential. In order to determine fair value, we must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates, and growth rates that could significantly impact the fair value of the asset being tested for impairment.

The economic slowdown that began in 2008 and continued into 2010 has reduced demand for refined products, thereby putting significant pressure on refined product margins. Beginning in the second quarter of 2009, heavy light crude oil differentials have narrowed significantly. Narrow heavy light crude oil differential has negatively impacted the results of operations of our Yorktown refinery. Due to these economic conditions, at December 31, 2009, we performed an impairment analysis of our Yorktown long-lived and intangible assets. This analysis indicated that the December 31, 2009 carrying value of our Yorktown long-lived assets was recoverable. Continuing losses due to narrow heavy light crude oil differentials, poor coking economics, changes in Yorktown crude oil purchase contract terms, and potentially significant regulatory capital spending requirements caused us to temporarily suspend our Yorktown refining operations during the third quarter of 2010. Accordingly, we revised our cash flow forecasts used in our analysis for long-lived asset impairment at our Yorktown refinery to reflect these changes in operations at the Yorktown facility as of June 30, 2010. The revised cash flows used in our June 30, 2010 impairment analysis assumes that refining operations will be temporarily suspended; that our Yorktown facility will be operated as a refined product terminal in the near term; and that restart activities will begin no later than the middle of 2013. Our revised forecast includes estimates and assumptions that require considerable judgment and are based on our historical production volumes and throughputs, industry analysts’ margin forecasts, financial forecasts, and industry trends and conditions. Based on our analysis, we determined that the undiscounted forecasted cash flows exceeded the carrying amount of our Yorktown long-lived and intangible assets as of June 30, 2010. No significant changes have occurred since we performed our analysis that would require us to revise our June 30, 2010 analysis. The carrying value of the long-lived assets related to refining operations that were temporarily idled could be subject to impairment. We currently anticipate a six to nine month pre-restart maintenance period will be required before our Yorktown refinery can be restarted, at an estimated cost of at least $50.0 million, which includes a maintenance turnaround. If our current plans to restart refining operations at our Yorktown facility within the next two to three years change, the likelihood of impairment of the long-lived assets and certain intangible assets related to the refinery operations will increase. Impairments related to Yorktown could have a material impact on our results of operations. The carrying value of total long-lived and intangible assets at Yorktown as of December 31, 2010 was $678.5 million, of which $472.4 million related to our Yorktown refining assets.

In the fourth quarter of 2009, we announced our plans to indefinitely suspend the refining operations at our Bloomfield refinery and maintain the site as a product distribution terminal and crude oil storage facility. Accordingly, we tested the Bloomfield refinery long-lived assets and certain intangible assets for recoverability and determined that $41.8 million and $11.0 million, respectively, of impairment losses existed in certain Bloomfield refinery related long-lived and intangible assets. During the fourth quarter of 2010, we recorded an additional impairment charge of $9.1 million resulting from our fourth quarter 2010 analysis of specific assets that we had previously planned to relocate from our Bloomfield facility to our Gallup refinery. Based on sustainable operational improvements at our Gallup refinery during 2010 that were beyond what we had anticipated at the time of the Bloomfield refinery idling, we determined that one of the three assets set aside for relocation to Gallup was no longer required to attain our desired levels of production. Non-cash impairment losses of $9.1 million and $52.8 million related to the long-lived assets and certain intangible assets are included under other impairment losses in our Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively. We currently plan to relocate and place the remaining Bloomfield refining assets with a net book value of $12.4 million at December 31, 2010 into service at the Gallup refinery during the maintenance turnaround scheduled for 2012.

During the third quarter of 2010, we permanently closed our product distribution terminal in Flagstaff, Arizona. We completed an impairment analysis of our Flagstaff terminal long-lived assets and determined from this analysis that the assets were fully impaired. Accordingly, an impairment charge of $3.8 million related to our Flagstaff long-lived assets is included in other impairment losses in the Consolidated Statements of Operations for the year ended December 31, 2010.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost. We test goodwill for impairment at the reporting unit level annually. In addition, goodwill of a reporting unit is tested for impairment if any events and circumstances arise during a quarter that indicates goodwill of a reporting unit might be impaired. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment. Within our refining segment, we have determined that we have three reporting units for purposes of assigning goodwill and testing for impairment. Our wholesale and retail segments are considered reporting units for purposes of assigning goodwill and testing for impairment. Our goodwill was assigned to two of our three refining reporting units and to our wholesale and retail reporting units. We do not amortize goodwill for financial reporting purposes.

Various indications of possible goodwill impairment prompted us to perform goodwill impairment analyses at December 31, 2008 and March 31, 2009. We determined that no such impairment existed as of those dates. Our 2009 annual impairment test was performed as of June 30, 2009. The performance of the test is a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.

From the first to the second quarter of 2009, there was a decline in margins within the refining industry as well as a downward change in industry analysts’ forecasts for the remainder of 2009 and 2010. This, along with other negative financial forecasts released by independent refiners during the latter part of the second quarter of 2009, contributed to declines in common stock trading prices within the independent refining sector, including declines in our common stock trading price. As a result, our equity market capitalization fell below the net book value of our assets. Through the filing date of our second quarter 2009 Form 10-Q and through the end of the fourth quarter of 2009, the trading price of our stock had experienced further reductions.

We completed Step 1 of the impairment test during the second quarter of 2009 and concluded that impairment existed. We finalized our Step 2 analysis during the third quarter of 2009. Consistent with the preliminary Step 2 analysis completed during the second quarter of 2009, we concluded that all of our goodwill was impaired. The resulting non-cash charge of $299.6 million was reported in our second quarter of 2009 results of operations. We had no such impairment charges during 2010 or 2008.

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

As a result of purchase accounting related to the Giant acquisition, the majority of our environmental obligations assumed in the acquisition of Giant are recorded on a discounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than other, the lower end of the range is used. Possible recoveries of some of these costs from other parties are not recognized in the financial statements until they become probable. Legal costs associated with environmental remediation are included as part of the estimated liability. We have $18.3 million accrued at December 31, 2010 for environmental obligations.

Asset Retirement Obligations (“ARO”).  The estimated fair value of an ARO is based on the estimated current cost escalated by an inflation rate and discounted at a credit adjusted risk free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until we settle the liability. Legally restricted assets have been set aside for purposes of settling certain of the ARO liabilities.

Financial Instruments and Fair Value.  We are exposed to various market risks, including changes in commodity prices. We use commodity future contracts, price swaps, and options to reduce price volatility, to fix margins for refined products, and to protect against price declines associated with our crude oil and blendstock inventories. All derivatives entered into by us are recognized as either assets or liabilities in the Consolidated Balance Sheets and those instruments are measured at fair value. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are recognized within cost of products sold using mark-to-market accounting.

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

Stock-Based Compensation.  The cost of the employee services received in exchange for an award of equity instruments awarded under the Western Refining Long-Term Incentive Plan is measured based on the grant date fair value of the award. The fair value of each share of restricted stock awarded is measured based on the market price at closing as of the measurement date and is amortized on a straight-line basis over the respective vesting periods.

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

Results of Operations

The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three years ended December 31, 2010:

Consolidated

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net sales(1)	$7,965,053	$6,807,368	$10,725,581
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)(1)	7,155,967	5,944,128	9,735,500
Direct operating expenses (exclusive of depreciation and amortization)(1)	444,531	486,164	532,325
Selling, general, and administrative expenses	84,175	109,697	115,913
Goodwill and other impairment losses	13,038	352,340	—
Maintenance turnaround expense	23,286	8,088	28,936
Depreciation and amortization	138,621	145,981	113,611

Total operating costs and expenses	7,859,618	7,046,398	10,526,285

Operating income (loss)	$105,435	$(239,030)	$199,296

(1)	Excludes $3,294.0 million, $2,095.0 million, and $2,847.8 million of intercompany sales; $3,287.5 million, $2,088.8 million, and $2,831.6 million of intercompany cost of products sold; and $6.5 million, $6.2 million, and $16.2 million of intercompany direct operating expenses for the years ended December 31, 2010, 2009, and 2008, respectively.

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Net Sales.  Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer rebates or discounts, and excise taxes. Net sales for the year ended December 31, 2010 were $7,965.1 million, compared to $6,807.4 million for the year ended December 31, 2009, an increase of $1,157.7 million, or 17.0%. This increase was the result of increased sales from our refining, wholesale, and retail groups of $570.7 million, $502.0 million, and $85.0 million, respectively, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments increased from $71.99 in 2009 to $93.18 million in 2010. This increase was partially offset by decreased sales volumes from 118.8 million barrels in 2009 to 117.1 million barrels in 2010, a decrease of 1.7 million barrels, or 1.4%.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $7,156.0 million for the year ended December 31, 2010, compared to $5,944.1 million for the year ended December 31, 2009, an increase of $1,211.9 million, or 20.4%. This increase was primarily the result of increased cost of products sold from our refining, wholesale, and retail groups of $629.3 million, $499.9 million, and $82.7 million, respectively, net of intercompany transactions that eliminate in consolidation. Cost of products sold for the year ended December 31, 2009 included a non-cash LCM inventory recovery of $61.0 million. No such recovery occurred in 2010. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $65.60 in 2009 to $86.94 in 2010. Cost of products sold for the year ended December 31, 2009 includes $21.7 million in economic hedging losses previously reported as loss from derivative activities under other income (expense). We reclassified the prior year amount to conform to the current presentation. Cost of products sold for the year ended December 31, 2010 includes $9.4 million in economic hedging losses.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $444.5 million for the year ended December 31, 2010, compared to $486.2 million for the year ended December 31, 2009, a decrease of $41.7 million, or 8.6%. Included in this decrease was $8.5 million related to the reversal of our December 2009 incentive bonus accrual. This decrease in direct operating expenses resulted from decreases of $40.1 million and $3.6 million partially offset by an increase of $2.0 million, in direct operating expenses of our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation. Included within the decrease of $40.1 million in our refining group was a decrease of $23.4 million in direct operating expenses primarily resulting from cost-saving initiatives related to the fourth quarter 2009 consolidation of our Four Corners refining operations. This decrease was partially offset by certain costs associated with terminal operations at our Bloomfield facility. Accrued incentive bonus of $4.7 million was included in consolidated direct operating expenses for the year ended December 31, 2010.

In total, we reversed $14.7 million related to our December 2009 incentive bonus accrual including the $6.2 million reversal discussed below under selling, general, and administrative expenses for the year ended December 31, 2010. We consider the awarding of a bonus for any period to be discretionary and subject to not only the earnings during the bonus period, but also to the economic conditions and refining industry environment at the time the bonus is to be paid. Our first quarter 2010 results, coupled with our near-term forecasts of operating results and our expectations for the economy were such that we did not deem the pay-out of the previously accrued 2009 bonus prudent as such payment would not be in the best interests of the Company or our shareholders. On March 29, 2010, we determined that 2009 bonuses would not be paid. Accrued incentive bonus of $8.3 million was included in consolidated direct operating costs and selling, general, and administrative expenses for the year ended December 31, 2010 which had been substantially paid out by March 4, 2011.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $84.2 million for the year ended December 31, 2010, compared to $109.7 million for the year ended December 31, 2009, a decrease of $25.5 million, or 23.2%. Included in this decrease was $6.2 million related to the reversal of our December 2009 incentive bonus accrual. See direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2010 for additional discussion of the bonus accrual reversal. This decrease resulted from decreased expenses in our refining, wholesale, and retail groups of $15.8 million, $4.0 million, and $1.1 million respectively, and a $4.6 million decrease in corporate overhead.

The decrease of $4.6 million in corporate overhead was primarily caused by decreased professional and legal fees ($4.2 million). Accrued incentive bonus of $3.6 million was included in consolidated selling, general, and administrative expenses for the year ended December 31, 2010.

Goodwill and Other Impairment Losses.  As a result of our decision to permanently close our product distribution terminal in Flagstaff, Arizona during the third quarter of 2010, we completed an impairment analysis of the related long-lived assets and determined from this analysis that impairment existed. Accordingly, we recorded an impairment charge of $4.0 million primarily related to the Flagstaff long-lived and other assets. Also during 2010, we determined the existence of additional impairment related to certain of Bloomfield’s refinery assets and recorded a resulting non-cash charge of $9.1 million.

During 2009, we determined that our entire goodwill balance, which was previously reported under four of our six reporting units, was impaired. The total impact of this impairment was a non-cash charge of $299.6 million. Also during 2009, following our decision to indefinitely suspend the refining operations of our Bloomfield refinery, we completed an impairment analysis of the related long-lived and intangible assets and determined that impairment of certain of the Bloomfield refinery related assets existed and accordingly recorded a non-cash impairment charge of $52.8 million.

Maintenance Turnaround Expense.  Maintenance turnaround expense includes periodic maintenance and repairs generally performed every two to six years, depending on the processing unit involved. During 2010, we incurred costs of $23.3 million in connection with a maintenance turnaround at the El Paso refinery. Primarily during the third and fourth quarters of 2009, we incurred costs of $2.9 million in a crude unit shutdown and $4.0 million in connection with the planned turnaround in the first quarter of 2010 at the El Paso refinery, and $1.2 million in connection with the anticipated 2010 turnaround at the Yorktown refinery, which was subsequently canceled.

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2010 was $138.6 million compared to $146.0 million for the year ended December 31, 2009, a decrease of $7.4 million, or 5.1%. The majority of the decrease was due to differences in the timing of various assets reaching the end of their estimated useful lives.

Operating Income (Loss).  Operating income was $105.4 million for the year ended December 31, 2010, compared to an operating loss of $239.0 million for the year ended December 31, 2009, an increase of $344.4 million. This increase was primarily attributable to non-cash impairment losses of $352.3 million recorded in 2009 compared to $13.0 million in 2010, and decreased direct operating and selling, general, and administrative expenses along with decreased depreciation expense. The increase was partially offset by increased maintenance turnaround costs due to the maintenance turnaround completed in the first quarter of 2010.

Interest Income.  Interest income for the years ended December 31, 2010 and 2009 was $0.4 million and $0.2 million, respectively.

Interest Expense and Other Financing Costs.  Interest expense was $146.5 million (net of capitalized interest of $4.2 million) for the year ended December 31, 2010, compared to $121.3 million (net of capitalized interest of $6.4 million) for the year ended December 31, 2009, an increase of $25.2 million, or 20.8%. This increase was primarily attributable to a full year of interest expense and discount amortization on the Senior Secured and Convertible Senior Notes in 2010 compared to six months in 2009. This increase was partially offset by lower 2010 Term Loan interest expense resulting from the early retirement of a portion of our Term Loan in 2009.

Amortization of Loan Fees.  Amortization of loan fees for 2010 was $9.7 million compared to $6.9 million for 2009, an increase of $2.8 million, or 40.6%. This increase is primarily the result of additional deferred loan fees incurred during 2009 of $30.7 million for new debt and amendments to our Term Loan and our Revolving Credit Agreement. This increase was partially offset by the reduction in amortization expense resulting from the write-off of $9.0 million in unamortized loan fees in 2009 related to the early retirement of a portion of our Term Loan.

Write-off of Unamortized Loan Fees.  We made unscheduled principal payments on our Term Loan credit agreement primarily from the net proceeds of our 2009 debt and common stock offerings. As a result of the early retirement of a portion of our Term Loan, we wrote off $9.0 million in 2009 related to the portion of deferred financing costs associated with that portion of the Term Loan.

Provision for Income Taxes.  Our effective tax rate can be affected by any estimated tax credits that we plan to utilize for the year’s estimated tax provision. Generally, such tax credits will lower our tax expense and effective rate when we have positive earnings and increase our tax benefit and effective rate when we have losses. We recorded an income tax benefit of $26.1 million for the year ended December 31, 2010, using an estimated effective tax rate of 60.5%, as compared to the federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel.

We recorded an income tax benefit of $40.6 million for the year ended December 31, 2009, using an estimated effective tax rate of 44.3%, as compared to the federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the non-deductible goodwill impairment for federal tax reporting purposes.

Net Income (Loss).  We reported a net loss of $17.0 million for the year ended December 31, 2010, representing $0.19 net loss per share on weighted average diluted shares outstanding of 88.2 million. We reported a net loss of $350.6 million for the year ended December 31, 2009, representing $4.43 net loss per share on weighted average dilutive shares outstanding of 79.2 million. Our net loss for the year ended December 31, 2009 included a non-cash goodwill impairment charge of $299.6 million and a before-tax $20.0 million legal settlement charge. Similar charges were not included in our net loss for the year ended December 31, 2010.

See additional analysis under the Refining Segment, Wholesale Segment, and Retail Segment.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

Net Sales.  Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer rebates or discounts, and excise taxes. Net sales for the year ended December 31, 2009 were $6,807.4 million, compared to $10,725.6 million for the year ended December 31, 2008, a decrease of $3,918.2 million, or 36.5%. This decrease was the result of decreased sales from our refining, wholesale, and retail groups of $3,231.8 million, $502.9 million, and $183.5 million, respectively, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments decreased from $113.20 in 2008 to $71.99 in 2009. This decrease was partially offset by an increase in sales volumes. Our sales volume increased by 2.5 million barrels, or 2.1%, to 118.8 million barrels for 2009 compared to 116.3 million barrels for 2008.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $5,944.1 million for the year ended December 31, 2009, compared to $9,735.5 million for the year ended December 31, 2008, a decrease of $3,791.4 million, or 38.9%. This decrease primarily was the result of decreased cost of products sold from our refining, wholesale, and retail groups of $3,128.4 million, $476.6 million, and $186.4 million, respectively, net of intercompany transactions that eliminate in consolidation. A non-cash LCM inventory write-down of $61.0 million was included in cost of products sold in 2008 versus a non-cash LCM inventory recovery of $61.0 million in 2009. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments decreased from $105.44 in 2008, to $65.60 in 2009. Cost of products sold for the year ended December 31, 2009 and 2008 includes $21.7 million in economic hedging losses and $11.4 million in economic hedging gains, respectively, previously reported as gain (loss) from derivative activities under other income (expense) in our Consolidated Statements of Operations. These prior year amounts were reclassified to conform to current presentation.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $486.2 million for the year ended December 31, 2009, compared to $532.3 million for the year ended December 31, 2008, a decrease of $46.1 million, or 8.7%. This decrease resulted from decreases of $33.0 million, $12.5 million, and $0.6 million in direct operating expenses of our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $109.7 million for the year ended December 31, 2009, compared to $115.9 million for the year ended December 31, 2008, a decrease of $6.2 million, or 5.3%. This decrease resulted from decreased expenses in our refining and wholesale groups of $1.5 million and $2.3 million, respectively, and a $3.2 million decrease in corporate overhead. These decreases were offset by increases of $0.9 million in our retail group.

The decrease of $3.2 million in corporate overhead was primarily caused by decreased personnel costs mainly related to decreased 401(k) contribution expense resulting from the allocation to the other operating segments ($4.4 million), incentive compensation ($3.2 million), decreased stock-based compensation ($2.6 million), and vacation expense ($1.8 million). These decreases were partially offset by increased professional and legal fees ($5.6 million) and increased information technology expenses ($2.6 million).

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

Maintenance Turnaround Expense.  Maintenance turnaround expense includes periodic maintenance and repairs generally performed every two to six years, depending on the processing unit involved. Primarily during the third and fourth quarters of 2009, we incurred costs of $2.9 million in a crude unit shutdown and $4.0 million in connection with the planned turnaround in the first quarter of 2010 at the El Paso refinery, and $1.2 million in connection with the planned turnaround in the third quarter of 2010 at the Yorktown refinery. During the year ended December 31, 2008, we performed a maintenance turnaround at the north side of the El Paso refinery at a cost of $28.9 million.

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2009 was $146.0 million, compared to $113.6 million for the year ended December 31, 2008, an increase of $32.4 million, or 28.5%. The increase was due to the completion of various capital projects during the latter part of 2008 and 2009.

Operating Income (Loss).  Operating loss was $239.0 million for the year ended December 31, 2009, compared to operating income of $199.3 million for the year ended December 31, 2008, a decrease of $438.3 million. This decrease was primarily attributable to non-cash impairment losses of $352.3 million recorded in 2009 and decreased gross margins resulting from lower sales prices per barrel during 2009 without a corresponding decrease in the cost per barrel of crude.

Interest Income.  Interest income for the years ended December 31, 2009 and 2008, was $0.2 million and $1.8 million, respectively. The decrease was attributable to decreased balances of cash for investment as well as lower interest rates in 2009 compared to 2008.

Interest Expense and Other Financing Costs.  Interest expense was $121.3 million (net of capitalized interest of $6.4 million) for the year ended December 31, 2009, compared to $102.2 million (net of capitalized interest of $9.9 million) for the year ended December 31, 2008, an increase of $19.1 million or 18.7%. The increase is primarily attributable to higher effective interest rates in the latter half of 2009 versus 2008 offset by lower levels of outstanding debt.

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

Write-off of Unamortized Loan Fees.  During 2009, we expensed $9.0 million in deferred loan fees when we retired $912.7 million of our term debt earlier than scheduled with proceeds from our debt and stock offering. On June 30, 2008, we entered into an amendment to our Term Loan Credit Agreement and as a result, we recorded an expense of $10.9 million related to the write-off of deferred loan fees incurred in May 2007.

Provision for Income Taxes.  We recorded an income tax benefit of $40.6 million for the year ended December 31, 2009, using an estimated effective tax rate of 44.3%, as compared to the federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the non-deductible goodwill impairment for federal tax reporting purposes.

We recorded an income tax expense of $20.2 million for the year ended December 31, 2008, using an estimated effective tax rate of 24.0%, as compared to the federal statutory rate of 35%. The effective tax rate was lower primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel.

Net Income (Loss).  We reported a net loss of $350.6 million for the year ended December 31, 2009, representing $4.43 net loss per share on weighted average dilutive shares outstanding of 79.2 million. Our net loss for the year ended December 31, 2009 included a before tax $20.0 million legal settlement charge. Similar charges were not included in net income for the year ended December 31, 2008. For the year ended December 31, 2008, we reported net income of $64.2 million representing $0.94 net income per share on weighted average dilutive shares outstanding of 67.7 million.

The following tables set forth our summary and individual refining throughput and production data. All Refineries summary tables include summary throughput and production data for all of our refineries for the periods presented. Southwest Refineries summary tables present current and prior year operating and production results of our refining facilities operational as of December 31, 2010 for the periods presented. We do not allocate selling, general, and administrative expenses to the individual refineries or other related refinery operations.

Refining Segment (All Refineries and Related Operations)

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per barrel data)

Net sales (including intersegment sales)	$8,070,119	$6,608,075	$10,455,602
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)(1)	7,439,826	5,919,499	9,653,681
Direct operating expenses (exclusive of depreciation and amortization)	335,869	375,690	418,628
Selling, general, and administrative expenses	20,155	36,021	37,561
Goodwill and other impairment losses	12,832	283,500	—
Maintenance turnaround expense	23,286	8,088	28,936
Depreciation and amortization	118,661	125,537	95,713

Total operating costs and expenses	7,950,629	6,748,335	10,234,519

Operating income (loss)	$119,490	$(140,260)	$221,083

Key Operating Statistics
Total sales volume (bpd)(2)(7)	248,785	258,259	258,013
Total refinery production (bpd)(7)	192,997	213,833	225,740
Total refinery throughput (bpd)(3)(7)	194,492	215,815	227,130
Per barrel of throughput:
Refinery gross margin(1)(4)	$8.88	$8.74	$9.65
Gross profit(4)	7.21	7.15	8.50
Direct operating expenses(5)	4.73	4.77	5.04

Southwest Refineries (El Paso and Four Corners and Related Operations)

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per barrel data)

Net sales (including intersegment sales)	$6,321,322	$4,877,985	7,565,295
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	5,745,996	4,326,182	6,927,609
Direct operating expenses (exclusive of depreciation and amortization)	242,422	262,259	297,228
Selling, general, and administrative expenses	20,155	36,021	27,843
Goodwill and other impairment losses	12,832	125,936	—
Maintenance turnaround expense	23,286	6,898	28,936
Depreciation and amortization	72,886	78,732	53,905

Total operating costs and expenses	6,117,577	4,836,028	7,335,521

Operating income	$203,745	$41,957	$229,774

Key Operating Statistics
Total sales volume (bpd)(2)	189,613	184,108	180,940
Total refinery production (bpd)	149,007	150,411	154,295
Total refinery throughput (bpd)(3)	151,288	153,082	157,332
Per barrel of throughput:
Refinery gross margin(4)	$10.42	$9.88	$11.07
Gross profit(4)	9.10	8.47	10.14
Direct operating expenses(5)	4.39	4.69	5.16

All Refineries

	Year Ended December 31,
	2010(7)	2009	2008

Refinery Product Yields (bpd)
Gasoline	102,927	113,364	114,876
Diesel and jet fuel	73,774	80,157	88,695
Residuum	4,899	5,504	5,711
Other	7,174	9,349	9,649

Liquid by-products	188,774	208,374	218,931
By-products (coke)	4,223	5,459	6,809

Total	192,997	213,833	225,740

Refinery Throughput (bpd)
Sweet crude oil	131,028	126,328	143,714
Sour or heavy crude oil	44,129	65,260	62,349
Other feedstocks and blendstocks	19,335	24,227	21,067

Total refinery throughput (bpd)	194,492	215,815	227,130

Southwest Refineries (El Paso and Four Corners)

	Year Ended December 31,
	2010	2009(6)	2008

Refinery Product Yields (bpd)
Gasoline	81,953	82,540	82,279
Diesel and jet fuel	58,122	57,976	61,552
Residuum	4,899	5,504	5,711
Other	4,033	4,391	4,753

Total	149,007	150,411	154,295

Refinery Throughput (bpd)
Sweet crude oil	125,259	124,443	128,423
Sour crude oil	14,007	17,601	16,985
Other feedstocks and blendstocks	12,022	11,038	11,924

Total refinery throughput (bpd)	151,288	153,082	157,332

	Year Ended December 31,
El Paso Refinery	2010	2009	2008

Key Operating Statistics
Refinery product yields (bpd):
Gasoline	65,740	65,160	62,557
Diesel and jet fuel	51,571	50,524	52,754
Residuum	4,899	5,504	5,711
Other	3,245	3,341	3,612

Total refinery production (bpd)	125,455	124,529	124,634

Refinery throughput (bpd):
Sweet crude oil	104,119	99,680	100,130
Sour crude oil	14,007	17,601	16,985
Other feedstocks and blendstocks	9,051	9,184	9,454

Total refinery throughput (bpd)	127,177	126,465	126,569

Total sales volume (bpd)(2)	153,398	147,854	138,775
Per barrel of throughput:
Refinery gross margin(4)	$9.37	$9.20	$9.45
Direct operating expenses(5)	3.50	3.60	4.07

	Year Ended December 31,
Four Corners Refineries	2010	2009(6)	2008

Key Operating Statistics
Refinery product yields (bpd):
Gasoline	16,213	17,380	19,722
Diesel and jet fuel	6,551	7,452	8,798
Other	788	1,050	1,141

Total refinery production (bpd)	23,552	25,882	29,661

Refinery throughput (bpd):
Sweet crude oil	21,140	24,763	28,293
Other feedstocks and blendstocks	2,971	1,854	2,470

Total refinery throughput (bpd)	24,111	26,617	30,763

Total sales volume (bpd)(2)	36,215	36,254	42,165
Per barrel of throughput:
Refinery gross margin(4)	$16.82	$15.17	$15.49
Direct operating expenses(5)	6.68	8.79	8.35

	Year Ended December 31,
Yorktown Refinery	2010(7)	2009	2008

Key Operating Statistics
Refinery Product Yields (bpd):
Gasoline	28,043	30,824	32,597
Diesel and jet fuel	20,926	22,181	27,143
Other	4,199	4,958	4,896

Liquid by-products	53,168	57,963	64,636
By-products (coke)	5,647	5,459	6,809

Total refinery production (bpd)	58,815	63,422	71,445

Refinery throughput (bpd):
Sweet crude oil	7,713	1,885	15,291
Heavy crude oil	40,274	47,659	45,364
Other feedstocks and blendstocks	9,777	13,189	9,143

Total refinery throughput (bpd)	57,764	62,733	69,798

Total sales volume (bpd)(2)(7)	59,172	74,151	77,073
Per barrel of throughput:
Refinery gross margin(1)(4)	$3.49	$5.97	$6.43
Direct operating expenses(5)	5.93	4.95	4.75

(1)	Cost of products sold includes non-cash LCM adjustments of $(61.0) million and $61.0 million for 2009 and 2008, respectively, related to valuation of our Yorktown inventories to net realizable market values. These non-cash adjustments resulted in a corresponding increase of $0.78 and decrease of $0.73 in combined refinery gross margins for the years ended December 31, 2009 and 2008, respectively. These non-cash adjustments resulted in a corresponding increase of $2.66 and decrease of $2.39 in Yorktown’s refinery gross margins for the years ended December 31, 2009 and 2008, respectively.

(2)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(3)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(4)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per barrel data)

Net sales (including intersegment sales)	$8,070,119	$6,608,075	$10,455,602
Cost of products sold (exclusive of depreciation and amortization)	7,439,826	5,919,499	9,653,681
Depreciation and amortization	118,661	125,537	95,713

Gross profit	511,632	563,039	706,208
Plus depreciation and amortization	118,661	125,537	95,713

Refinery gross margin	$630,293	$688,576	$801,921

Refinery gross margin per refinery throughput barrel(4)	$8.88	$8.74	$9.65

Gross profit per refinery throughput barrel(4)	$7.21	$7.15	$8.50

The following table reconciles gross profit for our Southwest refineries to combined gross margin for our Southwest refineries for the periods presented:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per barrel data)

Net sales (including intersegment sales)	$6,321,322	$4,877,985	$7,565,295
Cost of products sold (exclusive of depreciation and amortization)	5,745,996	4,326,182	6,927,609
Depreciation and amortization	72,886	78,732	53,905

Gross profit	502,440	473,071	583,781
Plus depreciation and amortization	72,886	78,732	53,905

Refinery gross margin	$575,326	$551,803	$637,686

Refinery gross margin per refinery throughput barrel(4)	$10.42	$9.88	$11.07

Gross profit per refinery throughput barrel(4)	$9.10	$8.47	$10.14

(5)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization, and combined refinery direct operating expenses include transportation and other related expenses not specific to a particular refinery.

(6)	Until November 2009, Four Corners refining was comprised of two separate facilities; the Bloomfield refinery and the Gallup refinery. In late November 2009, we consolidated refining operations into the Gallup facility and indefinitely suspended refining operations at the Bloomfield refinery. We calculated total bpd refinery production, refinery throughput, and sales volume related to the Four Corners refineries by dividing by 365 days.

(7)	In September 2010, we temporarily suspended refining operations at our Yorktown refinery. We calculated Yorktown total bpd refinery production and refinery throughput by dividing total volumes by 273 days. Total Yorktown sales volume includes refined product sales, following the temporary suspension, through December 31, 2010. We calculated Yorktown’s bpd sales volume by dividing total refinery sales volume by 365 days.

For our combined refining operating statistics, we calculated total bpd refinery sales volume, refinery production, refinery throughput, and refinery product yields by dividing all refineries’ operations by 365 days.

Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

Net Sales.  Net sales primarily consist of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the year ended December 31, 2010 were $8,070.1 million, compared to $6,608.1 million for the year ended December 31, 2009, an increase of $1,462.0 million, or 22.1%. This increase primarily resulted from an increase in the average per barrel sales price. The average sales price per barrel increased from $70.09 in 2009 to $88.87 in 2010. This increase was partially offset by a decrease in sales volume of 3.5 million barrels, or 3.7%, from 94.3 million barrels in 2009 to 90.8 million barrels in 2010.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold for the year ended December 31, 2010 was $7,439.8 million, compared to $5,919.5 million for the year ended December 31, 2009, an increase of $1,520.3 million, or 25.7%. This increase was primarily the result of increased average costs of crude oil. The average cost per barrel increased from $58.49 in 2009 to $77.31 in 2010, an increase of 32.2%. Also contributing to this increase were increased finished product and blendstock purchases. Partially offsetting this increase were decreased crude purchase volumes. During 2010, we purchased 63.4 million barrels of crude oil compared to 69.5 million barrels in 2009, a decrease of 8.8% primarily related to the temporary suspension of refining operations at our Yorktown refinery. Refinery gross margin per throughput barrel increased from $8.74 in 2009 to $8.88 in 2010. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $7.21 in 2010 compared to $7.15 in 2009. Cost of products sold for the year ended December 31, 2009 includes $21.7 million in economic hedging losses previously reported as loss from derivative activities under other income (expense). The prior year amount was reclassified to conform to current presentation. Cost of products sold for the year ended December 31, 2010 includes $9.4 million in economic hedging losses.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, periodic maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $335.9 million for the year ended December 31, 2010, compared to $375.7 million for the year ended December 31, 2009, a decrease of $39.8 million, or 10.6%. This decrease primarily resulted from decreased personnel costs ($24.9 million), including the reversal of our 2009 incentive bonus accrual in the first quarter of 2010. See consolidated direct operating expenses (exclusive of depreciation and amortization) for the fiscal year ended December 31, 2010 for additional discussion of the bonus accrual reversal. Also contributing to the decrease were decreased maintenance expenses ($7.1 million), decreased chemicals and catalyst purchases ($7.0 million), decreased electricity expense ($5.7 million), decreased insurance expense ($3.4 million), decreased outside support services ($2.5 million), and decreased professional, legal, and other expenses ($2.7 million). Partially offsetting these decreases were increased environmental expenses ($5.7 million), increased natural gas expense ($5.3 million), and increased property taxes ($4.0 million).

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses consist primarily of segment overhead, marketing expenses, and stock-based compensation. Selling, general, and administrative expenses were $20.2 million for the year ended December 31, 2010 compared to $36.0 million for the year ended December 31, 2009, a decrease of $15.8 million, or 43.9%. This decrease primarily resulted from decreases in personnel costs ($6.9 million), including the reversal of the 2009 incentive bonus accrual in the first quarter of 2010. See consolidated direct operating expenses (exclusive of depreciation and amortization) for the fiscal year ended December 31, 2010 for additional discussion of the bonus accrual reversal. Also contributing to the decrease were decreased marketing expenses ($2.5 million), decreased information technology expenses ($1.7 million), decreased professional, legal, and other expenses ($1.7 million), decreased bad debt expense ($1.5 million), and decreased environmental fines and penalties ($1.5 million).

Goodwill and Other Impairment Losses.  As a result of our decision to permanently close our product distribution terminal in Flagstaff, Arizona during the third quarter of 2010, we completed an impairment analysis of the related long-lived assets and determined from this analysis that impairment existed. Accordingly, we recorded an impairment charge of $3.8 million primarily related to the Flagstaff long-lived assets. Also during 2010, we determined the existence of additional impairment to certain of Bloomfield’s refinery assets and recorded a non-cash impairment charge of $9.1 million. During 2009, we determined that all of the goodwill in two of our three refining reporting units was fully impaired. The total impact of this impairment was a non-cash charge of $230.7 million. Also during 2009, as a result of our decision to indefinitely suspend the refining operations of our Bloomfield refinery, we completed an impairment analysis of the related long-lived and intangible assets and determined that impairment of certain of the Bloomfield refinery related assets existed and accordingly recorded a non-cash charge of $52.8 million related to this impairment.

Maintenance Turnaround Expense.  Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing unit involved. During the year ended December 31, 2010, we incurred costs of $23.3 million in connection with a turnaround in the first quarter of 2010 at the El Paso refinery. During the year ended December 31, 2009, we incurred costs of $2.9 million in a crude unit shutdown and $4.0 million in connection with the planned turnaround in the first quarter 2010 at the El Paso refinery, and $1.2 million related to the anticipated 2010 turnaround at the Yorktown refinery, which was subsequently canceled.

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2010 was $118.7 million, compared to $125.5 million for the year ended December 31, 2009. The decrease was primarily due to differences in the timing of various assets reaching the end of their estimated useful lives.

Operating Income (Loss).  Operating income was $119.5 million for the year ended December 31, 2010, compared to an operating loss of $140.3 million for the year ended December 31, 2009, an increase of $259.8 million. This increase is primarily attributable to the 2009 goodwill impairment loss and higher 2009 asset impairment losses compared to 2010, decreased direct operating and selling, general, and administrative expenses, and decreased depreciation and amortization expense. These decreases were partially offset by increased maintenance turnaround expense in 2010 compared to 2009.

Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

Net Sales.  Net sales primarily consist of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the year ended December 31, 2009 were $6,608.1 million, compared to $10,455.6 million for the year ended December 31, 2008, a decrease of $3,847.5 million, or 36.8%. This decrease primarily resulted from a decrease in the average price and sales volume of refined products. The average sales price per barrel decreased from $110.46 in 2008 compared to $70.09 in 2009. Our sales volume decreased by 0.2 million barrels, or 0.2%, to 94.3 million barrels for 2009 compared to 94.5 million barrels for 2008. Also contributing to this decrease was decreased production in the Four Corners refineries as a result of running less crude oil ($16.1 million).

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $5,919.5 million for the year ended December 31, 2009, compared to $9,653.7 million for the year ended December 31, 2008, a decrease of $3,734.2 million, or 38.7%. This decrease was primarily the result of lower average costs and volume purchased of crude oil. The average cost per barrel decreased from $98.86 in 2008 to $58.49 in 2009. During 2009, we purchased 69.5 million barrels of crude oil compared to 74.6 million barrels in 2008, a decrease of 6.8%. Also contributing to this decrease were decreased finished product and blendstock purchases and economic hedging losses. LCM inventory reserve recoveries of $61.0 million decreased cost of products sold in 2009 compared to 2008 LCM inventory charges of $61.0 million that increased cost of products sold. These decreases were partially offset by an increase in the change in our LIFO reserve. Refinery gross margin per throughput barrel decreased from $9.65 in 2008 to $8.74 in 2009, reflecting lower refining margins. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $7.15 in 2009 compared to $8.50 in 2008. Cost of products sold for the year ended December 31, 2008 and 2009 includes $11.4 million in economic hedging gains and $21.7 million in economic hedging losses, respectively, previously reported as gain (loss) from derivative activities under other income (expense). These prior year amounts were reclassified to conform to the current presentation.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, periodic maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $375.7 million for the year ended December 31, 2009, compared to $418.6 million for the year ended December 31, 2008, a decrease of $42.9 million, or 10.2%. This decrease primarily resulted from decreases in natural gas expense ($18.4 million), environmental expense primarily resulting from cost recoveries received during 2009 ($14.8 million), general maintenance ($9.8 million), property taxes primarily resulting from tax refunds from prior years taxes and revisions in property tax appraisal rolls ($6.0 million), outside support services ($2.8 million), insurance expense ($2.5 million), facilities leases ($1.7 million), and equipment rental ($1.5 million). These decreases were partially offset by increased chemicals and catalyst ($4.4 million), personnel costs ($4.3 million), electricity expenses ($3.3 million), and increased professional fees ($1.4 million).

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses consist primarily of segment overhead, marketing expenses, and stock-based compensation. Selling, general, and administrative expenses were $36.0 million for the year ended December 31, 2009, compared to $37.6 million for the year ended December 31, 2008, a decrease of $1.6 million, or 4.3%. This decrease resulted from decreased professional and legal fees ($7.1 million). This decrease was partially offset by increases in marketing expenses ($2.1 million), environmental penalties ($1.5 million), and bad debt expense ($1.6 million).

Goodwill and Other Impairment Losses.  During 2009, we determined that all of the goodwill in two of our three refining reporting units was fully impaired. The total impact of this impairment was a non-cash charge of $230.7 million. Also during 2009, as a result of our decision to indefinitely suspend the refining operations of our Bloomfield refinery, we completed an impairment analysis of the related long-lived and intangible assets. We determined that impairment of certain of the Bloomfield refinery related assets existed and accordingly recorded a non-cash charge of $52.8 million related to this impairment. No impairment losses were recorded in 2008.

Maintenance Turnaround Expense.  Maintenance turnaround expense includes periodic maintenance and repairs generally performed every two to six years, depending on the processing unit involved. During the year ended December 31, 2009, we incurred costs of $2.9 million in a crude unit shutdown and $4.0 million in connection with the planned turnaround in the first quarter of 2010 at the El Paso refinery, and $1.2 million in anticipation of a turnaround previously scheduled for the fall of 2010 at the Yorktown refinery. During the year ended December 31, 2008, we performed a maintenance turnaround at the north side of the El Paso refinery at a cost of $28.9 million.

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2009 was $125.5 million, compared to $95.7 million for the year ended December 31, 2008. The increase was primarily due to the completion of several projects including the FCC hydrotreater, the sour water stripper, and a new laboratory at the El Paso refinery; the gasoline desulfurization project at the Yorktown refinery; and various other capital projects at our refineries.

Operating Income (Loss).  Operating loss was $140.3 million for the year ended December 31, 2009, compared to operating income of $221.1 million for the year ended December 31, 2008, a decrease of $361.4 million. This decrease primarily is attributable to an asset impairment loss recorded in the fourth quarter of 2009 related to the suspension of refining activities at the Bloomfield refinery and a goodwill impairment loss recorded in the second quarter of 2009, increased depreciation and amortization expense, and decreased refinery gross margins in 2009 compared to 2008.

Wholesale Segment

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per gallon data)

Statement of Operations Data
Net sales (including intersegment sales)	$2,470,586	$1,664,397	$2,279,541
Operating costs and expenses:
Cost of products sold (exclusive of depreciation amortization)	2,383,931	1,579,910	2,168,707
Direct operating expenses (exclusive of depreciation and amortization)	48,222	51,775	64,273
Selling, general, and administrative expenses	12,638	16,566	18,915
Goodwill impairment loss	—	41,230	—
Depreciation and amortization	5,069	5,616	5,551

Total operating costs and expenses	2,449,860	1,695,097	2,257,446

Operating income (loss)	$20,726	$(30,700)	$22,095

Operating Data
Fuel gallons sold (in thousands)	1,009,786	823,207	706,864
Fuel margin per gallon(1)	$0.07	$0.07	$0.09
Lubricant sales	$102,200	$111,193	$163,679
Lubricant margin(2)	11.5%	9.6%	12.4%

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(2)	Lubricant margin is a measurement calculated by dividing the difference between lubricant sales and lubricant cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per gallon data)

Net sales:
Fuel sales (including intersegment sales)	$2,588,628	$1,749,431	$2,269,203
Excise taxes included in fuel sales	(250,550)	(224,771)	(193,634)
Lubricant sales	102,200	111,193	163,679
Other sales (including intersegment sales)	30,308	28,544	40,293

Net sales	$2,470,586	$1,664,397	$2,279,541

Cost of products sold:
Fuel cost of products sold	$2,527,758	$1,692,177	$2,205,548
Excise taxes included in fuel sales	(250,550)	(224,771)	(193,634)
Lubricant cost of products sold	90,411	100,567	143,317
Other cost of products sold	16,312	11,937	13,476

Cost of products sold	$2,383,931	$1,579,910	$2,168,707

Fuel margin per gallon	$0.07	$0.07	$0.09

Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

Net Sales.  Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the year ended December 31, 2010 were $2,470.6 million compared to $1,664.4 million for the year ended December 31, 2009, an increase of $806.2 million, or 48.4%. This increase was primarily due to an increase in the sales price of refined products, increased fuel sales volume, and increased freight billed. The average sales price per gallon of refined products increased from $2.13 in 2009 to $2.56 in 2010. Fuel sales volume increased from 823.2 million gallons in 2009 to 1,009.8 million gallons in 2010. Fuel sales volume for the year ended December 31, 2010 included 113.0 million gallons sold to our Retail group without comparable wholesale sales for the same period during 2009. During 2009, such sales of fuel were reported under our Refining group. This increase was partially offset by a decrease in lubricant sales volume. Lubricant sales volume decreased from 11.8 million gallons in 2009 to 10.7 million gallons in 2010.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $2,383.9 million for the year ended December 31, 2010, compared to $1,579.9 million for the year ended December 31, 2009, an increase of $804.0 million, or 50.9%. This increase was primarily due to increased delivery freight expenses and costs of refined products and purchased fuel volume. The average cost per gallon increased from $2.06 in 2009 to $2.50 in 2010. This increase was partially offset by a decrease in the purchased volume of lubricants.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $48.2 million for the year ended December 31, 2010, compared to $51.8 million for the year ended December 31, 2009, a decrease of $3.6 million, or 6.9%. This decrease primarily resulted from decreases in personnel costs ($6.1 million). This decrease was partially offset by increased vehicle fuel costs ($1.8 million) and repairs and maintenance ($0.7 million).

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $12.6 million in December 31, 2010, compared to $16.6 million for the year ended December 31, 2009, a decrease of $4.0 million, or 24.1%. This decrease primarily resulted from decreases in personnel costs ($2.6 million), taxes, licenses, and fees ($0.3 million), outside services ($0.2 million), and bank fees ($0.2 million).

Goodwill Impairment Loss.  During 2009, we determined that all of the goodwill in our wholesale reporting unit was fully impaired. The total impact of the goodwill impairment for the year ended December 31, 2009 was a non-cash charge of $41.2 million. No impairment losses were recorded in 2010.

Depreciation and Amortization.  Depreciation and amortization was $5.1 million for the year ended December 31, 2010, compared to $5.6 million for the year ended December 31, 2009, a decrease of $0.5 million, or 8.9%.

Operating Income (Loss).  Operating income for the year ended December 31, 2010 was $20.7 million compared to an operating loss of $30.7 million for the year ended December 31, 2009, an increase of $51.4 million. This increase primarily resulted from a goodwill impairment loss in 2009, decreased direct operating expenses, decreased selling, general, and administrative expenses, and increased fuel and lubricant margins for the year ended December 31, 2010 compared to the same period in 2009.

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

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $16.6 million for the year ended December 31, 2009, compared to $18.9 million for the year ended December 31, 2008, a decrease of $2.3 million, or 12.2%. This decrease primarily resulted from decreases in personnel costs ($1.2 million), outside services ($0.5 million), utilities ($0.4 million), repairs and maintenance ($0.3 million), administration supplies ($0.3 million), and bank fees ($0.3 million). These decreases were partially offset by an increase in bad debt expense ($0.8 million).

Goodwill Impairment Loss.  During 2009, we determined that all of the goodwill in our wholesale reporting unit was fully impaired. The total impact of the goodwill impairment for the year ended December 31, 2009 was a non-cash charge of $41.2 million. No impairment losses were recorded in 2008.

Depreciation and Amortization.  Depreciation and amortization was $5.6 million for the years ended December 31, 2009 and 2008.

Operating Income (Loss).  Operating loss for the year ended December 31, 2009, was $30.7 million, compared to operating income of $22.1 million for the year ended December 31, 2008, a decrease of $52.8 million. This decrease primarily resulted from a goodwill impairment loss and decreased lubricant and fuel margins for the year ended December 31, 2009 compared to the same period in 2008. These decreases were partially offset by decreased direct operating expenses and decreased selling, general, and administrative expenses.

Retail Segment

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per gallon data)

Statement of Operations Data
Net sales (including intersegment sales)	$718,369	$629,938	$838,197
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	619,674	533,481	744,691
Direct operating expenses (exclusive of depreciation and amortization)	66,997	64,979	65,604
Selling, general, and administrative expenses	5,095	6,216	5,301
Goodwill impairment loss	—	27,610	—
Depreciation and amortization	10,245	9,820	8,479

Total operating costs and expenses	702,011	642,106	824,075

Operating income (loss)	$16,358	$(12,168)	$14,122

Operating Data
Fuel gallons sold (in thousands)	207,303	205,532	210,401
Fuel margin per gallon(1)	$0.19	$0.18	$0.18
Merchandise sales	$191,324	$189,096	$185,712
Merchandise margin(2)	28.5%	28.4%	27.4%
Operating retail outlets at period end	150	149	155

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the retail industry to measure operating results related to fuel sales.

(2)	Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the convenience store industry to measure operating results related to merchandise sales.

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per gallon data)

Net sales:
Fuel sales (including intersegment sales)	$582,688	$489,033	$694,891
Excise taxes included in fuel revenues	(79,639)	(71,998)	(66,736)
Merchandise sales	191,324	189,096	185,712
Other sales	23,996	23,807	24,330

Net sales	$718,369	$629,938	$838,197

Cost of products sold:
Fuel cost of products sold	$543,916	$451,485	$657,537
Excise taxes included in fuel cost of products sold	(79,639)	(71,998)	(66,736)
Merchandise cost of products sold	136,855	135,459	134,821
Other cost of products sold	18,542	18,535	19,069

Cost of products sold	619,674	533,481	744,691

Fuel margin per gallon	$0.19	$0.18	$0.18

Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

Net Sales.  Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the year ended December 31, 2010 were $718.4 million, compared to $629.9 million for the year ended December 31, 2009, an increase of $88.5 million, or 14.0%. This increase was primarily due to an increase in the sales price of gasoline and diesel fuel. The average sales price per gallon, including excise taxes, increased from $2.38 in 2009 to $2.81 in 2010.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $619.7 million for the year ended December 31, 2010, compared to $533.5 million for the year ended December 31, 2009, an increase of $86.2 million, or 16.2%. This increase was primarily due to increased costs of gasoline and diesel fuel. Average fuel cost per gallon, including excise taxes, increased from $2.20 in 2009 to $2.62 in 2010.

Direct Operating Expenses (exclusive of depreciation and amortization).  Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $67.0 million for the year ended December 31, 2010, compared to $65.0 million for the year ended December 31, 2009, an increase of $2.0 million, or 3.1%. This increase was primarily due to increased bank fees primarily related to credit card sales ($1.8 million).

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $5.1 million for the year ended December 31, 2010, compared to $6.2 million for the year ended December 31, 2009, a decrease of $1.1 million, or 17.7%. This decrease was primarily due to decreased personnel costs ($0.6 million), insurance expense ($0.3 million), and environmental expense ($0.2 million).

Goodwill Impairment Loss.  During 2009, we determined that all of the goodwill in our retail reporting unit was fully impaired. The total impact of the goodwill impairment for the year ended December 31, 2009 was a non-cash charge of $27.6 million. No impairment losses were recorded in 2010.

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2010 was $10.2 million compared to $9.8 million for the year ended December 31, 2009, an increase of $0.4 million, or 4.1%.

Operating Income (Loss).  Operating income for the year ended December 31, 2010 was $16.4 million compared to an operating loss of $12.2 million for the year ended December 31, 2009, an increase of $28.6 million. This increase was primarily due to a goodwill impairment charge in 2009.

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

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $6.2 million for the year ended December 31, 2009, compared to $5.3 million for the year ended December 31, 2008, an increase of $0.9 million, or 17.0%.

Goodwill Impairment Loss.  During 2009, we determined that all of the goodwill in our retail reporting unit was impaired. The total impact of the goodwill impairment for the year ended December 31, 2009 was a non-cash charge of $27.6 million. No impairment losses were recorded in 2008.

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

Outlook

The weak global economy over the past two years has resulted in decreased demand for refined products. The decreased demand along with narrowing differentials between light and heavy crude oil prices negatively impacted our refining margins through the first quarter of 2010 and all of 2009. Beginning in the second quarter of 2010, our refining margins improved due to increased demand, primarily for diesel fuel. During the early part of 2011, our refining margins have continued to strengthen, partially due to increased gasoline crack spreads as we approach the spring 2011 driving season, continued strong diesel demand, and a supply/demand imbalance of WTI crude oil in the Mid-Continent, resulting in historically low prices for WTI crude oil relative to Brent crude oil. This is a positive development for us as all of our crude oil purchases are based on pricing tied to WTI.

Liquidity and Capital Resources

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows provided by operating activities	$134,456	$140,841	$285,575
Cash flows used in investing activities	(73,777)	(115,361)	(220,554)
Cash flows used in financing activities	(75,657)	(30,407)	(274,769)

Net decrease in cash and cash equivalents	$(14,978)	$(4,927)	$(209,748)

Cash Flows Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2010 was $134.5 million. The most significant providers of cash were adjustments to net loss for non-cash items such as depreciation and amortization ($138.6 million), amortization of original issue discount ($15.9 million), impairment losses ($13.0 million), amortization of loan fees ($9.7 million), and stock-based compensation ($5.9 million). The most significant users of cash were a net cash outflow from a change in operating assets and liabilities ($14.8 million), deferred income taxes ($16.8 million), and our net loss ($17.0 million).

Net cash provided by operating activities for the year ended December 31, 2009 was $140.8 million. The most significant providers of cash were adjustments to net loss for non-cash items such as goodwill and other impairment losses ($352.3 million), depreciation and amortization ($146.0 million), deferred income taxes ($9.4 million), the write-off of unamortized loan fees ($9.0 million), amortization of original issue discount ($7.1 million), amortization of loan fees ($6.9 million), and stock-based compensation ($4.7 million). The most significant users of cash were our net loss ($350.6 million), and a net cash outflow from a change in operating assets and liabilities ($44.0 million).

Net cash provided by operating activities for the year ended December 31, 2008 was $285.6 million. The most significant providers of cash were our net income ($64.2 million), adjustments to net income for non-cash items such as depreciation and amortization ($113.6 million), the write-off of unamortized loan fees ($10.9 million), deferred income taxes ($14.1 million), stock-based compensation ($7.7 million), and amortization of loan fees ($4.8 million). Also contributing to our cash flows from operating activities was a net cash inflow from a change in operating assets and liabilities ($70.3 million).

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $73.8 million, mainly relating to capital expenditures of $78.1 million, including capitalized interest of $4.2 million. Total capital spending for 2010, excluding capitalized interest, included spending on the Mobile Source Air Toxics II, or MSAT II, project ($42.5 million), other improvement projects at our El Paso refinery ($5.7 million), and several other improvement and regulatory projects primarily at our Gallup and Yorktown refineries ($19.4 million). In addition, our capital spending included projects for our retail group ($4.9 million), our wholesale group ($0.7 million), and general corporate spending ($0.7 million).

Net cash used in investing activities for the year ended December 31, 2009 was $115.4 million, mainly relating to capital expenditures, including capitalized interest of $6.4 million. Capital spending for 2009, excluding capitalized interest, included spending on the low sulfur gasoline project ($41.3 million), the MSAT project ($19.5 million), improvement projects in conjunction with the 2010 maintenance turnaround ($6.4 million), the diesel hydrotreater unit revamp project ($3.9 million), and amine unit upgrade ($3.3 million) at our El Paso refinery; coker unit upgrades ($5.9 million), the MSAT project ($4.5 million), and the crude unit yield improvement project ($1.5 million) at our Yorktown refinery; and several other improvement and regulatory projects for our refining group ($17.6 million). In addition, our total capital spending included projects for our retail group ($3.4 million), our corporate group ($1.4 million), and our wholesale group ($0.9 million).

Net cash used in investing activities for the year ended December 31, 2008 was $220.6 million, mainly relating to capital expenditures, including capitalized interest of $9.9 million. Capital spending for 2008, excluding capitalized interest, included spending on the low sulfur gasoline project ($99.4 million), improvement projects in conjunction with the 2008 maintenance turnaround ($22.7 million), the naphtha hydrotreating unit ($8.6 million), the construction of a new laboratory ($5.1 million), and the acid and sulfur gas facilities ($1.2 million) at our El Paso refinery; the low sulfur gasoline project ($23.4 million), improvements to the laboratory and fire station ($2.4 million), the ultraformer blowdown stack ($2.3 million), and coker unit electrical infrastructure ($1.9 million) at our Yorktown refinery; and several other improvement and regulatory projects for our refining group ($25.0 million). In addition, our total capital spending included projects for our retail group ($7.9 million), our corporate group ($6.8 million), and our wholesale group ($5.7 million).

Cash Flows Used In Financing Activities

Net cash used in financing activities for the year ended December 31, 2010 was $75.7 million. Cash used in financing activities for 2010 included a net decrease to our Revolving Credit Agreement ($50.0 million), principal payments on our Term Loan ($13.0 million), and deferred financing costs ($12.7 million).

Net cash used in financing activities for the year ended December 31, 2009 was $30.4 million. Cash used in financing activities for 2009 included principal payments on our Term Loan ($925.7 million), deferred financing costs ($11.7 million), a net decrease to our Revolving Credit Agreement ($10.0 million), and the repurchases of common stock ($0.6 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan. These decreases in cash were significantly offset by the net proceeds from the issuance of our Senior Secured Notes ($538.2 million), our Convertible Senior Notes ($209.0 million), and common stock ($170.4 million).

Net cash used in financing activities for the year ended December 31, 2008 was $274.8 million. Cash used in financing activities for 2008 included a net decrease to our Revolving Credit Agreement ($230.0 million), deferred financing costs ($22.4 million), principal payments on our Term Loan ($13.0 million), dividends paid ($8.2 million), and the repurchases of common stock ($1.2 million) to cover payroll withholding taxes for certain employees in connection with the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan.

Working Capital

Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and our Revolving Credit Agreement. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. The improved refining margin environment during 2010, compared to the fourth quarter of 2009, positively impacted our earnings and cash flows. Our refining gross margin increased from $5.35 per throughput barrel in the fourth quarter of 2009 to $8.88 per throughput barrel for the year ended December 31, 2010. Refining margins were extremely volatile throughout 2009. For example, our refining margin per throughput barrel decreased from $13.59 in the first quarter of 2009 to $9.47, $7.28, and $5.35 in the second, third, and fourth quarters of 2009, respectively. These changes in refining margins are attributable to the spread between crude oil and refined product prices. If our margins deteriorate significantly, or if our earnings and cash flows suffer for any other reason, we could be unable to comply with the financial covenants set forth in our credit facilities (described below). If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit, which would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we are unable to generate sufficient cash flows from operations, or if we are unable to borrow or issue letters of credit under the revolving credit facility, we would need to seek additional financing, if available, in order to operate our business.

We continually evaluate additional alternatives to further improve our capital structure by increasing our cash balances and/or reducing or refinancing a portion of the remaining balance on our Term Loan. These alternatives include various strategic initiatives and potential asset sales as well as potential public or private equity or debt financings. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We can give no assurances that we will be able to sell any of our assets or to obtain additional financing on terms acceptable to us, or at all.

In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors described in Part I. — Item 1A. Risk Factors elsewhere in this report.

Working capital at December 31, 2010 was $272.7 million, consisting of $825.7 million in current assets and $553.0 million in current liabilities. Working capital at December 31, 2009 was $311.3 million consisting of $944.2 million in current assets and $632.9 million in current liabilities. In addition, at December 31, 2010, the gross availability under the Revolving Credit Agreement was $624.0 million determined based on an advance rate formula tied to our accounts receivable and inventory levels. As of December 31, 2010, we had net availability under the Revolving Credit Agreement of $335.6 million due to $288.4 million in letters of credit outstanding and no outstanding borrowings. On February 25, 2011, the gross availability under the Revolving Credit Agreement was $650.3 million pursuant to the borrowing base. On February 25, 2011, we had net availability under the Revolving Credit Agreement of $192.3 million due to $273.0 million in letters of credit outstanding and $185.0 million in direct borrowings. Our available cash balance as of February 25, 2011 was $39.1 million.

Indebtedness

Senior Secured Notes.  In June 2009, we issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes (the “Fixed Rate Notes”). The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes (the “Floating Rate Notes,” and together with the Fixed Rate Notes, the “Senior Secured Notes”). The Fixed Rate Notes pay interest semi-annually in cash in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum and will mature on June 15, 2017. We may redeem the Fixed Rate Notes at our option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. As of December 31, 2010, the fair value of the Fixed Rate Notes was $347.8 million.

The Floating Rate Notes pay interest quarterly at a per annum rate, reset quarterly, equal to three-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50% and will mature on June 15, 2014. The interest rate on the Floating Rate Notes as of December 31, 2010 was 10.75%. We may redeem the Floating Rate Notes at our option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter. The fair value of the Floating Rate Notes was $291.5 million at December 31, 2010. We are amortizing the original issue discounts using the effective interest rate method over the life of the notes. We used the combined proceeds from the issuance and sale of the Senior Secured Notes to repay a portion of the outstanding indebtedness under the Term Loan Credit Agreement (“Term Loan”). Proceeds from the issuance of the Fixed Rate Notes were $290.7 million, net of an original issue discount of $27.8 million and underwriting discounts of $6.5 million. Proceeds from the issuance of the Floating Rate Notes were $247.5 million, net of original issue discount of $22.0 million and underwriting discounts of $5.5 million. We paid $2.1 million in other financing costs related to the Senior Secured Notes in 2009.

The Senior Secured Notes are guaranteed by all of our domestic restricted subsidiaries in existence on the date the Senior Secured Notes were issued. The Senior Secured Notes will also be guaranteed by all future wholly-owned domestic restricted subsidiaries and by any restricted subsidiary that guarantees any of our indebtedness under credit facilities that are secured by a lien on the collateral securing the Senior Secured Notes. The Senior Secured Notes are also secured on a first priority basis, equally and ratably with our Term Loan and any future other pari passu secured obligation, by the collateral securing the Term Loan, which consists of our fixed assets, and on a second priority basis, equally and ratably with the Term Loan and any future other pari passu secured obligation, by the collateral securing the Revolving Credit Agreement, which consists of our cash and cash equivalents, trade accounts receivables, and inventory.

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

Convertible Senior Notes.  We issued and sold $215.5 million in aggregate principal amount of our 5.75% Senior Convertible Notes due 2014 (the “Convertible Senior Notes”) during June and July 2009. The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per year beginning on December 15, 2009. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of our obligation upon conversion of the Convertible Senior Notes, we may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes of $209.0 million, net of underwriting discounts of $6.5 million, were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate that we used to determine the liability and equity components of the Convertible Senior Notes was 13.75%. We paid $0.5 million in other financing costs related to the Convertible Senior Notes. We valued the conversion feature at June 30, 2009 at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt in 2009. The discount on the Convertible Senior Notes is amortized using the effective interest method through maturity on June 15, 2014. As of December 31, 2010, the fair value of the Convertible Senior Notes was $275.5 million and the if-converted value is less than the principal amount.

Term Loan Credit Agreement.  The Term Loan has a maturity date of May 30, 2014. The Term Loan is secured on a first priority basis, together with the Senior Secured Notes and any future other pari passu secured obligations, by our fixed assets, and on a second priority basis, together with the Senior Secured Notes and any future other pari passu secured obligations, by the collateral securing the Revolving Credit Agreement, which consists of our cash and cash equivalents, trade accounts receivable, and inventory. The Term Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014, with the remaining balance due on the maturity date. We made principal payments on the Term Loan of $13.0 million in 2010, $925.7 million in 2009, primarily from the net proceeds of the debt and common stock offerings in June and July 2009, and $13.0 million during 2008. Since 2009, interest rates under the Term Loan are equal to LIBOR (subject to a floor of 3.25%) plus 7.50%. The average interest rates under the Term Loan for 2010 and 2009 were 10.75% and 8.67%, respectively. As of December 31, 2010, the interest rate under the Term Loan was 10.75%. We amended the Term Loan during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain financial covenants. To effect these amendments, we paid $3.4 million in amendment fees. As a result of the partial paydown of the Term Loan in June 2009, we expensed $9.0 million during the second quarter of 2009 to write-off a portion of the unamortized loan fees related to the Term Loan. At December 31, 2010, the fair value of the Term Loan was $346.9 million.

Revolving Credit Agreement.  On December 23, 2010, we completed an amendment to the Revolving Credit Agreement resulting in, among other items, the extension of the maturity of a portion of the commitments thereunder to January 1, 2015. The amended Revolving Credit Agreement included commitments of $800.0 million composed of a $145.0 million tranche that matures on May 31, 2012 and a $655.0 million tranche that matures on January 1, 2015. The Revolving Credit Agreement is secured on a first priority basis by certain cash and cash equivalents, trade accounts receivable, and inventory, and on a second priority basis by the collateral securing the Term Loan, the Senior Secured Notes, and any future other pari passu secured obligations, which consist of the Company’s fixed assets. The Revolving Credit Agreement can be used to finance working capital and capital expenditures, refinance our existing indebtedness and that of our subsidiaries, and for other general corporate purposes; and also provides for letters of credit and swing line loans. The Revolving Credit Agreement is an asset-based facility with the borrowing base capacity primarily dependent on our eligible receivables and inventory. Interest rates for the $145.0 million tranche vary based on our consolidated leverage ratio and range from 3.75% to 4.50% over LIBOR or 2.75% to 3.50% over the Base Rate (as defined in the Revolving Credit Agreement). Interest rates for the $655.0 million tranche vary based on our excess borrowing base capacity under the Revolving Credit Agreement and range from 3.00% to 3.75% over LIBOR or 2.00% to 2.75% over the Base Rate. As of December 31, 2010, the gross availability under the Revolving Credit Agreement was $624.0 million. As of December 31, 2010, we had net availability under the Revolving Credit Agreement of $335.6 million due to $288.4 million in letters of credit outstanding. The average interest rates under the Revolving Credit Agreement for 2010 and 2009 were 6.15% and 5.20%, respectively. At December 31, 2010, there were no outstanding borrowings under the Revolving Credit Agreement. Among other amendments, the 2010 amendment replaced financial maintenance covenants with a fixed charge coverage ratio covenant that applies only when unused availability falls below a specified level. We incurred $12.7 million in fees related to the Revolving Credit Agreement amendment in 2010. We also amended the Revolving Credit Agreement during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. We incurred $5.6 million in fees related to these amendments.

As a result of the 2009 amendment, our Revolving Credit Agreement required a structure mandating that all receipts be swept daily to reduce borrowings outstanding under the Revolving Credit Agreement. This arrangement, combined with the existence of a material adverse change clause in the Revolving Credit Agreement, required outstanding borrowings under the Revolving Credit Agreement to be classified as a current liability. As a result of the 2010 amendment, going forward, the cash dominion requirement will only be in effect if the excess availability under the Revolving Credit Agreement falls below a certain threshold.

Guarantors of the Term Loan and the Revolving Credit Agreement.  The Term Loan and the Revolving Credit Agreement (together, the “Agreements”) are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. No amounts have been recorded for these guarantees.

Certain Covenants.  The Agreements contain certain covenants, including limitations on debt, investments, and dividends. The Term Loan contains financial covenants relating to minimum interest coverage and maximum leverage and, for certain periods in 2010 through September 30, 2010, minimum EBITDA. We were in compliance with all applicable covenants set forth in the Term Loan at December 31, 2010. The following table sets forth the financial covenant requirements for minimum consolidated interest coverage (as defined therein), and maximum consolidated leverage (as defined therein) under the Term Loan by quarter:

Minimum
	Consolidated	Maximum
	Interest Coverage	Consolidated
	Ratio	Leverage Ratio

December 31, 2010 and March 31, 2011	1.50 to 1.00	5.25 to 1.00
June 30, 2011 and thereafter	2.00 to 1.00	4.50 to 1.00

Letters of Credit

The Revolving Credit Agreement provides for the issuance of letters of credit. We issue and cancel letters of credit on a periodic basis depending upon our needs. At December 31, 2010, there were $288.4 million of irrevocable letters of credit outstanding, primarily issued to crude oil suppliers under the Revolving Credit Agreement.

Capital Spending

Capital expenditures totaled $78.1 million for the year ended December 31, 2010, and included the MSAT II project at El Paso and several other improvement and regulatory projects for our refining group. In addition, our total capital spending included several smaller projects for our wholesale group, our retail group, and our corporate group. Capital expenditures also included $4.2 million of capitalized interest for 2010.

Our capital expenditure budget for 2011 is $62.2 million, of which $52.5 million is for our refining group, $1.4 million is for our wholesale group, $6.3 million is for our retail group, and $2.0 million is for other general projects. The following table summarizes the spending allocation between sustaining, discretionary, and regulatory projects for 2011:

2011
(In thousands)

Sustaining	$20,575
Discretionary	10,550
Regulatory	31,118

Total	$62,243

Sustaining Projects.  Sustaining maintenance capital expenditures are those related to minor replacement of assets, refurbishing and replacement of components, fire protection, process safety management, and other recurring and safety related capital expenditures.

Discretionary Projects.  Discretionary project capital expenditures are those driven primarily by the economic returns that such projects can generate for us.

Regulatory Projects.  Regulatory projects are undertaken to comply with various regulatory requirements, including those related to environmental, health, and safety matters. Our low sulfur fuel and low benzene gasoline projects are regulatory investments, driven primarily by fuels regulations. We completed our capital project to comply with the EPA’s low sulfur gasoline regulations during 2010. Our Gallup and Yorktown refineries require no further regulatory spending to meet the EPA’s ultra low sulfur diesel standards. The deadline for compliance with the final phase of the ultra low sulfur diesel regulations to reduce sulfur in locomotive and marine diesel is June 2012 and affects our El Paso refinery only. EPA regulations allow the one-time use of credits to extend the June 2012 deadline by up to 24 months. Low sulfur credits purchased in 2010 will allow our El Paso refinery to continue producing 500 ppm sulfur locomotive diesel until early 2014. We are evaluating the need for a capital project to produce 15 ppm locomotive diesel after early 2014.

All of our refineries are required to meet the new Mobile Source Air Toxics, or MSAT II, regulations to reduce the benzene content of gasoline. Under the MSAT II regulations, benzene in the finished gasoline pool must be reduced to an annual average of 0.62 volume percent by 2011 with or without the purchase of credits. Beginning on July 1, 2012, each refinery must also average 1.30 volume percent benzene without the use of credits. As of December 31, 2010, we have expended $62.0 million to comply with MSAT II regulations at our El Paso refinery. A capital project for $2.0 million or less at our Gallup refinery is currently anticipated to meet the 1.30 volume percent requirement. Our Yorktown refinery currently meets the 1.30 volume percent benzene requirement and intends to rely on credits to comply with the 0.62 volume percent requirement.

Based on current information, we estimate the total remaining capital expenditures necessary to address the EPA Initiative issues at El Paso would be approximately $21.2 million for NOx emission controls on heaters and boilers and will occur from 2011 through 2013. Based on current information and the 2009 NMED Amendment and favorably negotiating a revision to reflect the indefinite suspension of refining operations at our Bloomfield facility, we estimate the total remaining capital expenditures that may be required pursuant to the 2009 NMED Amendment to address the EPA Initiative issues at Gallup would be $17.6 million and will occur in 2011 and 2012. These capital expenditures will primarily be for installation of emission controls on the heaters, boilers, and fluid catalytic cracking unit, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide and NOx and particulate matter from our Gallup refinery. See Item 1. Business — Governmental Regulation.

The actual capital expenditures for the regulatory projects described above for the past three years are summarized in the table below:

	2010	2009	2008
	(In millions)

MSAT II gasoline	$43	$20	$—
EPA Initiative Projects	—	—	23

Total	$43	$20	$23

The estimated capital expenditures for the regulatory projects described above and for other regulatory requirements for the next three years are summarized in the table below:

	2011	2012	2013
	(In millions)

MSAT II gasoline	$3	$1	$—
EPA Initiative Projects	12	21	—
Ultra low sulfur non-road diesel	—	5	20
Various other projects	16	7	8

Total	$31	$34	$28

Contractual Obligations and Commercial Commitments

Information regarding our contractual obligations of the types described below as of December 31, 2010, is set forth in the following table:

	Payments Due by Period
Contractual Obligations	Totals	2011	2012 and 2013	2014 and 2015	2016 and Beyond
	(In thousands)

Long-term debt obligations(1)	$1,639,436	$173,705	$240,531	$846,878	$378,322
Capital lease obligations	—	—	—	—	—
Operating lease obligations	94,505	16,059	23,718	16,315	38,413
Purchase obligations(2)	4,774,194	631,589	1,097,611	1,014,998	2,029,996
Environmental reserves(3)	23,288	11,095	1,601	1,265	9,327
Other obligations(4)(5)	310,557	34,192	44,636	33,718	198,011

Total obligations(6)	$6,841,980	$866,640	$1,408,097	$1,913,174	$2,654,069

(1)	Includes minimum principal payments and interest calculated using interest rates at December 31, 2010.

(2)	Purchase obligations include agreements to buy crude oil and other raw materials. Amounts included in the table were calculated using the pricing at December 31, 2010, multiplied by the contract volumes.

(3)	As of December 31, 2010, the discounted environmental reserve related to these liabilities totaled $18.3 million. Our environmental liabilities are discussed in Note 21, Contingencies, in the Notes to Consolidated Financial Statements elsewhere in this annual report.

(4)	Other commitments include agreements for sulfuric acid regeneration and sulfur gas processing, throughput and distribution, storage services, barges, and professional consulting. The minimum payment commitments are included in the table.

(5)	We are obligated to make future expenditures related to our pension and postretirement obligations. These payments are not fixed and cannot be reasonably determined beyond 2018. As a result, our obligations beyond 2018 related to these plans are not included in the table. Our pension and postretirement obligations are discussed in Note 15, Retirement Plans, in the Notes to Consolidated Financial Statements elsewhere in this annual report.

(6)	As of December 31, 2010, we have no uncertain tax positions or related liabilities recorded.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Changes in commodity prices and interest rates are our primary sources of market risk.

Commodity Price Risk

We are exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline, and other refined products, changes in the economy, worldwide production levels, worldwide inventory levels, and governmental regulatory initiatives. Our risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations.

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

We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. At December 31, 2010, we held approximately 5.7 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $58.39 per barrel. At December 31, 2010, aggregated LIFO costs exceeded the current cost of our crude oil, refined product, and other feedstock and blendstock inventories by $173.5 million. At December 31, 2009, we held approximately 6.3 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $56.32 per barrel. At December 31, 2009, aggregated LIFO costs exceeded the current cost of our crude oil, refined product, and other feedstock and blendstock inventories by $126.4 million.

All commodity futures contracts, price swaps, and options are recorded at fair value and any changes in fair value between periods are recorded under cost of products sold in our Consolidated Statements of Operations.

We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts, price swaps, or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected within cost of products sold at the end of each period. For the years ended December 31, 2010 and 2009, we had $9.4 million and $21.7 million, respectively, in net losses settled or accounted for using mark-to-market accounting. For the year ended December 31, 2008, we had $11.4 million in net gains settled or accounted for using mark-to-market accounting.

At December 31, 2010, we had open commodity derivative instruments consisting of crude oil futures and finished product price swaps on a net 1,023,000 barrels to protect the value of certain crude oil, finished product, and blendstock inventories for the first quarter of 2011. These open instruments had total unrealized net losses at December 31, 2010 of approximately $1.2 million. At December 31, 2009, we had open commodity derivative instruments consisting of crude oil futures and finished product price swaps on a net 268,000 barrels to protect the value of certain crude oil, finished product, and blendstock inventories for the first quarter of 2010. These open instruments had total unrealized net losses at December 31, 2009 of approximately $1.5 million. At December 31, 2008, we had open commodity derivative instruments consisting of finished product price swaps on a net 20,000 barrels to protect the value of certain gasoline blendstock inventories for the first quarter of 2009. We did not record an unrealized gain or loss on these open positions since the fair value equaled the trade price on these swaps at December 31, 2008.

During the three years ended December 31, 2010, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Interest Rate Risk

As of December 31, 2010, $616.8 million of our outstanding debt, excluding unamortized discount, was at floating interest rates based on LIBOR and prime rates. An increase in these base rates of 1% would increase our interest expense by $6.2 million per year.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 72 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Western Refining, Inc.
El Paso, Texas

We have audited the internal control over financial reporting of Western Refining, Inc. as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 7, 2011 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Phoenix, AZ
March 7, 2011

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Western Refining, Inc.
El Paso, Texas

We have audited the accompanying consolidated balance sheets of Western Refining, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Phoenix, AZ
March 7, 2011

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$59,912	$74,890
Accounts receivable, principally trade, net of a reserve for doubtful accounts of $3,896 and $1,571, respectively	283,897	337,559
Inventories	365,673	422,753
Prepaid expenses	71,935	29,216
Other current assets	44,286	79,740

Total current assets	825,703	944,158
Property, plant, and equipment, net	1,688,154	1,767,900
Intangible assets, net	59,945	61,693
Other assets, net	54,344	50,903

Total assets	$2,628,146	$2,824,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$308,646	$405,684
Accrued liabilities	122,378	118,569
Current deferred income tax liability, net	58,929	45,651
Current portion of long-term debt	63,000	63,000

Total current liabilities	552,953	632,904

Long-term liabilities:
Long-term debt, less current portion	1,006,531	1,053,664
Deferred income tax liability, net	361,292	391,348
Environmental, postretirement, and other liabilities	31,777	58,286

Total long-term liabilities	1,399,600	1,503,298

Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 89,025,010 and 88,688,717 shares issued, respectively	890	887
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	588,215	583,458
Retained earnings	109,871	126,920
Accumulated other comprehensive loss, net of tax	(1,940)	(1,370)
Treasury stock, 698,006 shares, respectively, at cost	(21,443)	(21,443)

Total stockholders’ equity	675,593	688,452

Total liabilities and stockholders’ equity	$2,628,146	$2,824,654

The accompanying notes are an integral part of these financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Net sales	$7,965,053	$6,807,368	$10,725,581
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	7,155,967	5,944,128	9,735,500
Direct operating expenses (exclusive of depreciation and amortization)	444,531	486,164	532,325
Selling, general, and administrative expenses	84,175	109,697	115,913
Goodwill impairment losses	—	299,552	—
Other impairment losses	13,038	52,788	—
Maintenance turnaround expense	23,286	8,088	28,936
Depreciation and amortization	138,621	145,981	113,611

Total operating costs and expenses	7,859,618	7,046,398	10,526,285

Operating income (loss)	105,435	(239,030)	199,296
Other income (expense):
Interest income	441	248	1,830
Interest expense and other financing costs	(146,549)	(121,321)	(102,202)
Amortization of loan fees	(9,739)	(6,870)	(4,789)
Write-off of unamortized loan fees	—	(9,047)	(10,890)
Other income (expense), net	7,286	(15,184)	1,176

Income (loss) before income taxes	(43,126)	(391,204)	84,421
Provision for income taxes	26,077	40,583	(20,224)

Net income (loss)	$(17,049)	$(350,621)	$64,197

Net earnings (loss) per share:
Basic	$(0.19)	$(4.43)	$0.94
Diluted	$(0.19)	$(4.43)	$0.94
Weighted average common shares outstanding:
Basic	88,204	79,163	67,715
Diluted	88,204	79,163	67,715

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
	Common Stock				Other
			Additional		Comprehensive
	Shares	Par	Paid-In	Retained	Loss,	Treasury Stock
	Issued	Value	Capital	Earnings	Net of Tax	Shares	Cost	Total

Balance at December 31, 2007	68,105,132	$679	$366,071	$417,439	$(8,056)	(566,235)	$(19,648)	$756,485
Stock-based compensation	—	—	7,711	—	—	—	—	7,711
Restricted stock vesting	321,862	5	(5)	—	—	—	—	—
Tax deficiency from stock-based compensation	—	—	(659)	—	—	—	—	(659)
Cash dividend declared	—	—	—	(4,099)	—	—	—	(4,099)
Net income	—	—	—	64,197	—	—	—	64,197
Other comprehensive loss, net of tax benefit of $6,910	—	—	—	—	(10,950)	—	—	(10,950)
Treasury stock, at cost	—	—	—	—	—	(80,668)	(1,196)	(1,196)

Balance at December 31, 2008	68,426,994	684	373,118	477,537	(19,006)	(646,903)	(20,844)	811,489
Public offering of common stock	20,000,000	200	170,242	—	—	—	—	170,442
Equity component of convertible notes issuance	—	—	36,281	—	—	—	—	36,281
Stock-based compensation	—	—	4,697	4	—	—	—	4,701
Restricted stock vesting	261,723	3	(3)	—	—	—	—	—
Tax deficiency from stock-based compensation	—	—	(877)	—	—	—	—	(877)
Net loss	—	—	—	(350,621)	—	—	—	(350,621)
Other comprehensive income, net of tax expense of $10,372	—	—	—	—	17,636	—	—	17,636
Treasury stock, at cost	—	—	—	—	—	(51,103)	(599)	(599)

Balance at December 31, 2009	88,688,717	887	583,458	126,920	(1,370)	(698,006)	(21,443)	688,452
Stock-based compensation	—	—	5,857	—	—	—	—	5,857
Restricted stock vesting	336,293	3	(3)	—	—	—	—	—
Tax deficiency from stock-based compensation	—	—	(1,097)	—	—	—	—	(1,097)
Net loss	—	—	—	(17,049)	—	—	—	(17,049)
Other comprehensive loss, net of tax benefit of $396	—	—	—	—	(570)	—	—	(570)
Treasury stock, at cost	—	—	—	—	—	—	—	—

Balance at December 31, 2010	89,025,010	$890	$588,215	$109,871	$(1,940)	(698,006)	$(21,443)	$675,593

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$(17,049)	$(350,621)	$64,197
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment losses	—	299,552	—
Other impairment losses	13,038	52,788	—
Depreciation and amortization	138,621	145,981	113,611
Reserve for doubtful accounts	3,260	6,119	9,340
Amortization of loan fees	9,739	6,870	4,789
Amortization of original issue discount	15,867	7,091	—
Write-off of unamortized loan fees	—	9,047	10,890
Stock-based compensation expense	5,857	4,701	7,711
Deferred income taxes	(16,778)	9,410	14,115
(Gain) loss from the disposal of assets	(1,484)	343	1,308
Changes in operating assets and liabilities:
Accounts receivable	50,402	(128,403)	194,277
Inventories	57,080	2,784	173,136
Prepaid expenses	(42,719)	24,281	(21,915)
Other assets	39,972	(41,896)	45,020
Accounts payable	(96,706)	97,325	(336,964)
Accrued liabilities	2,712	(4,269)	13,547
Postretirement and other non-current liabilities	(27,356)	(262)	(7,487)

Net cash provided by operating activities	134,456	140,841	285,575

Cash flows from investing activities:
Capital expenditures	(78,095)	(115,854)	(222,288)
Proceeds from the sale of assets	4,318	493	1,734

Net cash used in investing activities	(73,777)	(115,361)	(220,554)

Cash flows from financing activities:
Additions to long-term debt	—	747,183	—
Payments on long-term debt	(13,000)	(925,693)	(13,000)
Common stock offering	—	170,442	—
Revolving credit facility, net	(50,000)	(10,000)	(230,000)
Deferred financing costs	(12,657)	(11,740)	(22,391)
Dividends paid	—	—	(8,182)
Repurchases of common stock	—	(599)	(1,196)

Net cash used in financing activities	(75,657)	(30,407)	(274,769)

Net decrease in cash and cash equivalents	(14,978)	(4,927)	(209,748)
Cash and cash equivalents at beginning of year	74,890	79,817	289,565

Cash and cash equivalents at end of year	$59,912	$74,890	$79,817

Supplemental disclosures of cash flow information:
Income taxes refunded	$(49,827)	$(7,201)	$(51,134)
Interest paid, excluding amounts capitalized	135,063	129,812	96,499
Non-cash investing and financing activities:
Reduction of long-term debt for original issue discounts and deferred financing costs	$—	$68,267	$—
Equity component of convertible notes, net of deferred taxes of $22.6 million and issuance costs of $2.0 million	—	36,281	—
Accrued capital expenditures	—	332	13,673

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Net income (loss)	$(17,049)	$(350,621)	$64,197
Other comprehensive income (loss) items:
Benefit plans:
Actuarial gain (loss)	(4,272)	2,793	(18,673)
Reclassification of (gain) loss to income	(15)	144	813
Pension plan termination adjustment	3,321	25,071	—

Other comprehensive income (loss) before tax	(966)	28,008	(17,860)
Income tax	396	(10,372)	6,910

Other comprehensive income (loss), net of tax	(570)	17,636	(10,950)

Comprehensive income (loss)	$(17,619)	$(332,985)	$53,247

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and currently operates two refineries. In addition to the refinery in El Paso, Texas, the Company also owns and operates a refinery near Gallup, in the Four Corners region of Northern New Mexico. Prior to September 2010, the Company operated a refinery near Yorktown, Virginia and until November 2009, the Company also operated a refinery near Bloomfield, New Mexico. The Company temporarily suspended refining operations at the Yorktown facility in September 2010 and indefinitely suspended refining operations at the Bloomfield refinery in November 2009. The Company continues to operate both facilities as product distribution terminals. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined product distribution terminals in Bloomfield, New Mexico; Albuquerque, New Mexico; and Yorktown, Virginia; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of December 31, 2010, the Company also owned and operated 150 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, and Utah.

The Company’s operations include three business segments: the refining group, the wholesale group, and the retail group. Prior to the Giant acquisition, the Company operated as one business segment. See Note 3, Segment Information, for further discussion of the Company’s business segments.

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

Principles of Consolidation

Western Refining, Inc. was formed on September 16, 2005, as a holding company prior to its initial public offering. On May 31, 2007, the Company acquired 100% of Giant’s outstanding shares. The accompanying consolidated financial statements reflect the operations of Giant and its subsidiaries. In connection with the Company’s initial public offering in January 2006, pursuant to a contribution agreement, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of Western Refining LP and all of its refinery assets. All intercompany balances and transactions have been eliminated for all periods presented.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

Cash equivalents consist of investments in money market accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2010 and $5.4 million in cash equivalents as of December 31, 2009 included in the Company’s Consolidated Balance Sheets.

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

Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Reserves for doubtful accounts related to trade receivables were $3.9 million, $1.6 million, and $2.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. The remaining reserves for doubtful accounts at December 31, 2008 of $10.0 million related to various notes receivable and other non-trade receivables. Additions, deductions, and balances for allowances for doubtful accounts for the three years ended December 31, 2010 are presented below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Trade receivables:
Balance at January 1	$1,571	$2,516	$1,079
Additions	3,260	4,400	2,015
Reductions	(935)	(5,345)	(578)

Balance at December 31	3,896	1,571	2,516

Other receivables:
Balance at January 1	—	9,971	2,646
Additions	—	1,719	7,325
Reductions	—	(11,690)	—

Balance at December 31	—	—	9,971

Total allowance for uncollectible accounts	$3,896	$1,571	$12,487

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

Other Current Assets

Other current assets primarily consist of materials and chemicals inventories, income taxes receivable and prepaid, futures margin deposits, and spare parts inventories.

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

Expenditures for periodic maintenance and repair costs, including major turnaround expenses, are expensed when incurred. Such expenses are reported in direct operating expenses in the Company’s Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost. The Company tests goodwill for impairment at the reporting unit level annually. In addition, goodwill of that reporting unit is tested for impairment if any events or circumstances arise during a quarter that indicates goodwill of a reporting unit might be impaired. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment. Within its refining segment, the Company has determined that it has three reporting units for purposes of assigning goodwill and testing for impairment. The Company’s wholesale and retail segments are considered reporting units for purposes of assigning goodwill and testing for impairment. The Company’s goodwill was assigned to two of the three refining reporting units and to the Company’s wholesale and retail reporting units. The Company did not amortize goodwill for financial reporting purposes.

Intangible assets, net, consist of both amortizable intangible assets, net of accumulated amortization, and intangible assets with indefinite lives. These intangible assets are primarily comprised of licenses, permits, and rights-of-way related to the Company’s refining operations. The Company amortizes its intangible assets, such as rights-of-way, licenses, and permits over their estimated economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s economic useful life is determined to be indefinite, then that asset is not amortized. The Company considers factors such as the asset’s history, its plans for that asset, and the market for products associated with the asset when the intangible asset is acquired. The Company considers these same factors

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when reviewing the economic useful lives of its existing intangible assets as well. The Company evaluates the remaining useful lives of its intangible assets with indefinite lives at least annually. If events or circumstances no longer support an indefinite useful life, the intangible asset is tested for impairment and prospectively amortized over its remaining useful life.

Both amortizable intangible assets and intangible assets with indefinite lives must be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Amortizable intangible assets are not recoverable if their carrying amount exceeds the sum of the undiscounted cash flows expected to result from their use and eventual disposition. If an amortizable intangible asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value generally based on discounted estimated net cash flows.

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

The risk of long-lived asset impairment losses may increase to the extent the Company’s results of operations or cash flows decline. Impairment losses may result in a material, non-cash write-down of long-lived assets or intangible assets. Furthermore, impairment losses could have a material effect on the Company’s results of operations and shareholders’ equity.

For assets to be disposed of, the Company reports long-lived assets at the lower of carrying amount or fair value less cost to sell.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has the assumed risk of loss, and when payment has been received or collection is reasonably assured. Transportation, shipping, and handling costs incurred are included in cost of products sold. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenues.

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

Maintenance Turnaround Expense

Refinery process units require periodic maintenance and repairs that are commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit, but generally is every two to six years depending on the processing unit involved. Turnaround costs are expensed as incurred.

Stock-Based Compensation

The cost of employee services received in exchange for an award of equity instruments granted under the Western Refining Long-Term Incentive Plan and 2010 Incentive Plan of Western Refining, Inc. is measured based on the grant date fair value of the award. The fair value of each share of restricted stock awarded was measured based on the market price at closing as of the measurement date and is amortized on a straight-line basis over the respective vesting periods.

As of December 31, 2010, there were 2,438,147 shares of restricted stock outstanding. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and dividend rights on these shares from the date of grant. See Note 17, Stock-Based Compensation.

Financial Instruments and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. Credit risk is minimized as a result of the credit quality of the Company’s customer base. No customer accounted for more than 10% of the Company’s consolidated net sales in 2010. The carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and amounts outstanding under the Company’s Revolving Credit Agreement approximate their fair values due to their short-term maturities.

The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refinery. These contracts qualify for the normal purchases and normal sales exception because the Company physically receives and delivers the crude oil under the contracts and when the Company enters into these contracts, the quantities are

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be used or sold over a reasonable period of time in the normal course of business. These transactions are reflected in cost of products sold in the period in which delivery of the crude oil takes place.

In addition, the Company maintains a refined products pricing strategy, which includes the use of refined product futures, swap contracts, or options to minimize fluctuations in earnings caused by the volatility of refined product prices. The estimated fair values of refined product futures, swap contracts, and options are based on quoted market prices and generally have maturities of three months or less. These transactions historically have not qualified for hedge accounting and, accordingly, these instruments are marked to market at each period end and are included in other current assets or other current liabilities. Gains and losses related to these instruments are included in the Consolidated Statements of Operations within cost of products sold.

The Company does not believe that there is a significant credit risk associated with the Company’s derivative instruments, which are transacted through counterparties meeting established collateral and credit criteria. Generally, the Company does not require collateral from counterparties.

See Note 4, Fair Value Measurement; Note 13, Long-Term Debt; Note 15, Retirement Plans; and Note 16, Crude Oil and Refined Product Risk Management for further fair value disclosures.

Pension and Other Postretirement Obligations

Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, and assumed discount rates and demographic data.

Pension and other postretirement plan expenses and liabilities are determined based on actuarial valuations. Inherent in these valuations are key assumptions including discount rates, future compensation increases, expected return on plan assets, health care cost trends, and demographic data. Changes in our actuarial assumptions are primarily influenced by factors outside of our control and can have a significant effect on our pension and other postretirement liabilities and costs. A defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or liability for the plan’s underfunded status, (b) measure the plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost. See Note 15, Retirement Plans.

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in the ARO due to the passage of time is recorded as an operating expense (accretion expense). See Note 12, Asset Retirement Obligations.

Environmental and Other Loss Contingencies

The Company records liabilities for loss contingencies, including environmental remediation costs when such losses are probable and can be reasonably estimated. Environmental costs are expensed if they relate to an existing condition caused by past operations with no future economic benefit. Estimates of projected environmental costs are made based upon internal and third-party assessments of contamination, available remediation technology, and environmental regulations. Legal costs associated with environmental remediation are included as part of the estimated liability. Loss contingency accruals, including those for environmental remediation are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Recoveries of environmental remediation costs from other parties are recorded as assets when the Company deems their receipt probable. See Note 21, Contingencies.

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

Reclassifications

Cost of products sold for the years ended December 31, 2009 and 2008 includes $21.7 million in economic hedging losses and $11.4 million in economic hedging gains, respectively, previously reported as gain (loss) from derivative activities under other income (expense) in the 2009 and 2008 Consolidated Statements of Operations. These prior year reclassifications were made to conform to the current presentation. Inclusion of these amounts in cost of products sold for the period provides a better matching of costs to revenues than the Company’s previous presentation as all related derivative trading activity is for the purpose of reducing the Company’s exposure to crude oil, other feedstock, and refined product price risk. Cost of products sold for the year ended December 31, 2010 includes $9.4 million in economic hedging losses.

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

The Company is organized into three operating segments based on manufacturing and marketing criteria and the nature of their products and services, their production processes, and their types of customers. These segments are the refining group, the wholesale group, and the retail group. See Note 22, Concentration of Risk, for a discussion on significant customers. A description of each segment and its principal products follows:

Refining Group.  The Company’s refining group currently operates two refineries: one in El Paso, Texas (the “El Paso refinery”) and one near Gallup, New Mexico (the “Gallup refinery”). The refining group also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, three stand-alone refined product distribution terminals, and four asphalt terminals. The two refineries make various grades of

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. The Company purchases crude oil, other feedstocks, and blending components from various suppliers. The Company also acquires refined products through exchange agreements and from various third-party suppliers. The Company sells these products through its own service stations, its own wholesale group, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies.

The economic slowdown that began in 2008 and continued into 2010 has reduced demand for refined products, thereby putting significant pressure on refined product margins. Beginning in the second quarter of 2009, price differentials between sour and heavy crude oil and light sweet crude oil narrowed significantly. Narrow heavy sour crude oil differentials negatively impacted the results of operations for the Yorktown refinery. Due to these economic conditions at December 31, 2009, the Company performed an impairment analysis of its Yorktown long-lived and intangible assets. This analysis indicated that the December 31, 2009 carrying value of the Yorktown long-lived assets was recoverable. Continuing losses due to narrow heavy light crude oil differentials, poor coking economics, changes in Yorktown crude oil purchase contract terms, and potentially significant regulatory capital spending requirements caused the Company to temporarily suspend its Yorktown refining operations during the third quarter of 2010. Accordingly, the Company revised its cash flow forecasts used in its analysis for long-lived asset impairment at the Yorktown refinery to reflect these changes in operations at the Yorktown facility as of June 30, 2010. The revised cash flows used in the Company’s June 30, 2010 impairment analysis assumes that refining operations will be temporarily suspended and that the Yorktown facility will be operated as a refined product terminal in the near term and that restart activities will begin no later than the middle of 2013. The Company’s revised forecast includes estimates and assumptions that require considerable judgment and are based on the Company’s historical production volumes and throughputs, industry analysts’ forecasts of refining margins and heavy light crude oil differentials, financial forecasts, and industry trends and conditions. The cash flow model assumes an $86.00 average cost per barrel of crude oil and that the heavy light crude oil differentials realized at Yorktown will return to historical levels of between $6.50 and $7.00 per barrel within the next two to three years. Increases in the average cost per barrel of crude oil without a corresponding increase in the heavy light crude oil differential could negatively impact the forecasted cash flows. The Company’s forecast also assumes sustained gross refining margins and throughputs similar to historical levels achieved at the Yorktown refinery in 2008 with an average per barrel margin of $8.70 and an annual average throughput of 69,800 barrels per day. Based on the analysis, the Company determined that the undiscounted forecasted cash flows exceeded the carrying amount of its Yorktown long-lived and intangible assets as of June 30, 2010. No significant changes have occurred since the Company performed its analysis that would require it to revise its June 30, 2010 impairment analysis.

Due to the uncertainty of various assumptions used the potential for future impairment remains. The longer the period of dormancy of the refining equipment, the more problematic a restart of reliable refining operations can become. The Company currently anticipates a six to nine month pre-restart maintenance period will be required before the Yorktown refinery can be restarted, at an estimated cost of at least $50.0 million, which includes the cost of a maintenance turnaround. If it becomes apparent to management in the future that the Company will not restart the refining operations, or if its future cash flow forecasts change significantly, an indication of potential impairment could exist at that time. Impairments related to Yorktown could have a material impact on the Company’s results of operations. The carrying value of the long-lived assets related to refining operations that were temporarily idled could be subject to impairment upon a change in management’s plans to restart refinery operations within three years. The carrying value of total long-lived and intangible assets at Yorktown as of December 31, 2010 was $678.5 million, of which $472.4 million are related to Yorktown refining assets.

In the fourth quarter of 2009, the Company announced its plans to indefinitely suspend the refining operations at its Bloomfield refinery and maintain the site as a product distribution terminal and crude oil storage facility. Accordingly, the Company tested the Bloomfield refinery long-lived assets and certain intangible assets for recoverability and determined that $41.8 million and $11.0 million in related refinery fixed and intangible assets, respectively, were impaired. During the fourth quarter of 2010, the Company recorded an additional impairment charge of $9.1 million resulting from its fourth quarter 2010 analysis of specific assets that the Company had

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously planned to relocate from the Bloomfield facility to the Gallup refinery. Based on sustainable operational improvements at the Gallup refinery during 2010 that were beyond what management had anticipated at the time of the Bloomfield refinery idling, the Company has determined that one of the three assets set aside for relocation to Gallup was no longer required to attain the Company’s desired levels of production. Impairment losses of $9.1 million and $52.8 million related to Bloomfield long-lived assets and certain intangible assets are included under other impairment losses in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively. The Company currently plans to relocate and place the remaining Bloomfield refining assets with a net book value of $12.4 million at December 31, 2010 into service at the Gallup refinery during the maintenance turnaround scheduled for 2012.

During the third quarter of 2010, the Company permanently closed its product distribution terminal in Flagstaff, Arizona. The Company completed an impairment analysis of the Flagstaff terminal long-lived assets and determined from this analysis that the assets were fully impaired. Accordingly, an impairment charge of $3.8 million related to the Flagstaff long-lived assets is included in other impairment losses in the Consolidated Statements of Operations for the year ended December 31, 2010.

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

Retail Group.  The Company’s retail group operates service stations that include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s wholesale group supplies the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and beverage and food products from various suppliers. At December 31, 2010, the Company’s retail group operated 150 service stations, including one non-fuel convenience store in Arizona, New Mexico, and Colorado.

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

Operations that are not included in any of the three segments mentioned above are included in the category Other. These operations consist primarily of corporate staff operations and other items not considered to be related to the normal business operations of the other segments. Other items of income and expense not specifically related to the other segments, including income taxes, are not allocated to operating segments.

The total assets of each segment consist primarily of cash and cash equivalents; net property, plant, and equipment; inventories; net accounts receivable; and other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents; various accounts receivable, net of reserve for doubtful accounts; property, plant, and equipment; and other long-term assets.

The Company temporarily suspended its Yorktown refinery operations in September 2010. No impairment charges resulted from the suspension of refinery operations. Severance and other costs of $7.0 million were incurred related to this temporary suspension of operations. There were no significant terminated contract costs incurred. All costs have either been paid or accrued at December 31, 2010. These severance and other costs have been included in direct operating expenses and selling, general, and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2010. The Company also ceased operating its refined product distribution terminal located in Flagstaff, Arizona. The Company’s impairment analysis resulted in impairment

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges that have been included in other impairment losses in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010.

During the second quarter of 2009, in performing its annual impairment analysis, the Company determined that the entire balance of its goodwill of $299.6 million that was reported under four of its six reporting units was impaired. Related impairment charges have been reported under goodwill impairment loss in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009.

Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three years ended December 31, 2010 are presented below:

	Year Ended December 31, 2010
	Refining Group(3)	Wholesale Group(2)	Retail Group	Other	Consolidated
	(In thousands)

Net sales to external customers	$5,327,570	$1,942,527	$694,956	$—	$7,965,053
Intersegment revenues(1)	2,742,549	528,059	23,413	—	—
Operating income (loss) before impairment losses	132,322	20,726	16,358	(50,933)	118,473
Other impairment losses	(12,832)	—	—	(206)	(13,038)
Operating income (loss) after impairment losses	$119,490	$20,726	$16,358	$(51,139)	$105,435
Other income (expense), net					(148,561)

Loss before income taxes					$(43,126)

Depreciation and amortization	$118,661	$5,069	$10,245	$4,646	$138,621
Capital expenditures	71,751	726	4,940	678	78,095
Total assets at December 31, 2010	2,253,882	163,929	155,999	54,336	2,628,146

(1)	Intersegment revenues of $3,294.0 million have been eliminated in consolidation.

(2)	Wholesale group fuel sales volumes included 113.0 million gallons sold to the Retail group that in prior years were sold to the Retail group by the Refining group. The average sales price for these gallons was $2.64 per gallon.

(3)	Included in refining assets are $12.4 million in long-lived assets currently located at the Bloomfield facility that the Company intends to relocate and place into service at the Gallup refinery. The Company currently plans to place these assets in service during the scheduled 2012 maintenance turnaround. Also included in refining assets are $472.4 million in long-lived and intangible assets that the Company has temporarily idled at the Yorktown facility. See related discussion above. Unforeseen circumstances could alter the Company’s planned time lines or prevent full utilization of these assets in the future. As such, risk of partial or full impairment exists.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)

Net sales to external customers	$4,756,868	$1,440,493	$610,007	$—	$6,807,368
Intersegment revenues(1)	1,851,207	223,904	19,931	—	—
Operating income (loss) before impairment losses	$143,240	$10,530	$15,442	$(55,902)	$113,310
Goodwill impairment losses	(230,712)	(41,230)	(27,610)	—	(299,552)
Other impairment losses(2)	(52,788)	—	—	—	(52,788)
Operating loss after impairment losses	$(140,260)	$(30,700)	$(12,168)	$(55,902)	$(239,030)
Other income (expense), net					(152,174)

Loss before income taxes					$(391,204)

Depreciation and amortization	$125,537	$5,616	$9,820	$5,008	$145,981
Capital expenditures	110,172	864	3,411	1,407	115,854
Total assets at December 31, 2009	2,386,751	154,518	158,987	124,398	2,824,654

(1)	Intersegment revenues of $2,095.0 million have been eliminated in consolidation.

(2)	During the fourth quarter of 2009, as a result of the indefinite suspension of refining operations at the Bloomfield refinery, the Company determined that $52.8 million of long-lived assets were impaired.

	Year Ended December 31, 2008
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)

Net sales to external customers	$7,988,657	$1,943,458	$793,466	$—	$10,725,581
Intersegment revenues(1)	2,466,945	336,083	44,731	—	—
Operating income (loss)	$221,083	$22,095	$14,122	$(58,004)	$199,296
Other income (expense), net					(114,875)

Income before income taxes					$84,421

Depreciation and amortization	$95,713	$5,551	$8,479	$3,868	$113,611
Capital expenditures	201,931	5,702	7,865	6,790	222,288
Total assets, excluding goodwill, at December 31, 2008	$2,354,105	$142,879	$165,950	$114,306	$2,777,240
Goodwill	230,712	41,230	27,610	—	299,552

Total assets at December 31, 2008	$2,584,817	$184,109	$193,560	$114,306	$3,076,792

(1)	Intersegment revenues of $2,847.8 million have been eliminated in consolidation.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amounts of goodwill for the years ended December 31, 2009 and 2008 are presented below:

	Refining Group	Wholesale Group	Retail Group	Total
	(In thousands)

Balances at January 1, 2008	$248,343	$23,599	$27,610	$299,552
Transfers between groups	(17,631)	17,631	—	—

Balances at December 31, 2008	230,712	41,230	27,610	299,552
Impairment losses	(230,712)	(41,230)	(27,610)	(299,552)

Balances at December 31, 2009	$—	$—	$—	$—

The assets and results of operations of a fleet of trucks previously reported under the refining group were transferred to the wholesale group during the second quarter of 2008. In connection with this transfer, $17.6 million of goodwill was transferred from the refining group to the wholesale group. The Company believes these operations are more consistent with the functions of the wholesale group. The results of operations for this fleet of trucks for all years presented were reported in the results of the wholesale segment.

4.	Fair Value Measurement

On January 1, 2008, the Company adopted the accounting and reporting provisions for its financial assets and liabilities that require enhanced disclosures about assets and liabilities measured at fair value. On January 1, 2009, the Company adopted these provisions for its nonfinancial assets and liabilities. The adoption of these standards did not have a material effect on the Company’s financial condition or results of operations, and had no impact on methodologies used by the Company in measuring the fair value of its assets and liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company uses a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect market participants’ assumptions for use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable, and market corroborated inputs, which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable and cannot be corroborated by market data or other entity specific inputs.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For cash, trade receivables, and accounts payable, the fair value approximated carrying value at December 31, 2010. The following table represents the Company’s assets measured at fair value on a recurring basis as of December 31, 2010, and the basis for that measurement:

Fair Value Measurement at
December 31, 2010 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Carrying Value at	or Liabilities	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Financial liabilities:
Derivative contracts	$1,173	$—	$1,173	$—

Fair Value Measurement at
December 31, 2009 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Carrying Value at	or Liabilities	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Financial assets:
Money market accounts	$5,408	$5,408	$—	$—
Financial liabilities:
Derivative contracts	1,510	—	1,510	—

There have been no transfers between assets or liabilities whose fair value is determined through the use of quoted prices in active markets (Level 1) and those determined through the use of significant other observable inputs (Level 2).

During the third and fourth quarters of 2010 and the fourth quarter of 2009, the Company impaired certain long-lived assets from its Bloomfield refinery and Flagstaff terminal. The impairment was determined as the excess of the carrying values of the respective assets over fair value. Fair value was determined using unobservable inputs (Level 3). The carrying value of the assets impaired during 2010 prior to impairment was $14.2 million and $1.2 million after impairment. The carrying value of the assets impaired during 2009 was $73.9 million prior to impairment and $22.1 million after impairment.

5.	Inventories

Inventories were as follows:

	December 31,
	2010	2009
	(In thousands)

Refined products(1)	$189,994	$145,813
Crude oil and other raw materials	152,155	252,860
Lubricants	11,456	12,738
Convenience store merchandise	12,068	11,342

Inventories	$365,673	$422,753

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes $10.0 million and $10.7 million of inventory valued using the FIFO valuation method at December 31, 2010 and 2009, respectively.

The Company values its crude oil, other raw materials, and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by the Company’s retail and wholesale groups, refined products inventories are valued under the LIFO valuation method. Lubricants and convenience store merchandise are valued under the FIFO valuation method.

As of December 31, 2010 and 2009, refined products valued under the LIFO method and crude oil and other raw materials totaled 5.7 million barrels and 6.3 million barrels, respectively. At December 31, 2010, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $173.5 million. At December 31, 2009, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $126.4 million.

The net effect of the change in the LCM reserve to value the Company’s Yorktown inventories to net realizable market values on the Company’s Consolidated Statements of Operations and the net effect of inventory reductions that resulted in the liquidation of applicable LIFO inventory levels are summarized in the table below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except
	per share amount)

Change in LCM reserve:
Operating income (loss)	$—	$61,005	$(61,005)
Net income (loss)	—	33,992	(46,388)
Earnings (loss) per diluted share	$—	$0.43	$(0.68)
Liquidation of LIFO layers:
Operating income (loss)	$16,886	$9,366	$(66,937)
Net income (loss)	6,675	5,219	(50,899)
Earnings (loss) per diluted share	$0.08	$0.07	$(0.75)

Average LIFO cost per barrel of the Company’s refined products and crude oil and other raw materials inventories as of December 31, 2010 and 2009, is shown below:

	December 31,
	2010			2009
			Average			Average
			LIFO			LIFO
			Cost Per			Cost Per
	Barrels	LIFO Cost	Barrel	Barrels	LIFO Cost	Barrel
	(In thousands, except cost per barrel)

Refined products	2,574	$180,031	$69.94	2,135	$135,087	$63.27
Crude oil and other	3,115	152,155	48.85	4,194	221,374	52.78

	5,689	$332,186	58.39	6,329	$356,461	56.32

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Prepaid Expenses

Prepaid expenses were as follows:

	December 31,
	2010	2009
	(In thousands)

Prepaid crude oil and other raw materials inventories	$56,257	$11,407
Prepaid insurance and other	15,678	17,809

Prepaid expenses	$71,935	$29,216

7.	Other Current Assets

Other current assets were as follows:

	December 31,
	2010	2009
	(In thousands)

Materials and chemicals inventories	$38,591	$31,988
Derivative activities receivable	3,173	3,778
Income taxes receivable and prepaid	1,456	42,685
Spare parts inventories	747	781
Other	319	508

Other current assets	$44,286	$79,740

8.	Property, Plant, and Equipment

Property, plant, and equipment were as follows:

	December 31,
	2010	2009
	(In thousands)

Refinery facilities and related equipment	$1,733,803	$1,712,295
Pipelines, terminals, and transportation equipment	91,149	94,485
Retail and wholesale facilities and related equipment	185,359	183,681
Other	20,856	20,537
Construction in progress	94,894	81,337

	2,126,061	2,092,335
Accumulated depreciation	(437,907)	(324,435)

Property, plant, and equipment, net	$1,688,154	$1,767,900

Depreciation expense was $130.6 million, $137.7 million, and $105.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

9.	Intangible Assets

The Company has a policy to test goodwill for impairment annually or more frequently if indications of impairment exist. Various indications of possible goodwill impairment prompted the Company to perform goodwill impairment analyses at December 31, 2008 and March 31, 2009. Management determined that no such impairment existed as of those dates. The Company performed its 2009 annual impairment test as of June 30, 2009. Performance

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the test is a two-step process. Step 1 of the impairment test compares the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test compares the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.

The Company’s impairment testing of its goodwill in Step 1 is based on the estimated fair value of its reporting units. This estimated fair value is determined based on discounted expected future cash flows supported by various other market based valuation methods including market capitalization, earnings before interest expense, tax expense, depreciation, and amortization (“EBITDA”) multiples, and refining complexity barrels. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The market capitalization model is sensitive to changes in the Company’s traded stock price. The EBITDA and complexity barrel models are sensitive to changes in recent historical results of operations within the refining industry. The Company compares and contrasts the results of the various valuation models to determine if impairment exists at the end of a reporting period. The estimates and assumptions used in determining fair value of each reporting unit require considerable judgment and were based on historical experience, financial forecasts, and industry trends and conditions.

From the first to the second quarter of 2009, there was a decline in margins within the refining industry as well as a downward change in industry analysts’ forecasts for the remainder of 2009 and 2010. This, along with other negative financial forecasts released by independent refiners during the latter part of the second quarter of 2009, contributed to declines in common stock trading prices within the independent refining sector, including declines in the Company’s common stock trading price. As a result, the Company’s equity market capitalization fell below the net book value of the Company’s assets. Through the filing date of the Company’s second quarter of 2009 Form 10-Q and through the end of the fourth quarter of 2009, the trading price of the Company’s stock had experienced further reductions.

The Company completed Step 1 of the impairment test during the second quarter of 2009 and concluded that impairment existed. The Company finalized its Step 2 analysis during the third quarter of 2009, maintaining that the Company’s prior quarter’s assumptions and forecasts had not significantly changed. Consistent with the preliminary Step 2 analysis completed during the second quarter of 2009, the Company concluded that all of its goodwill was impaired. The resulting non-cash charge of $299.6 million was reported in the Company’s second quarter of 2009 results of operations. There were no such impairment charges in the years ended December 31, 2010 or 2008.

A summary of intangible assets is presented in the table below:

	December 31, 2010			December 31, 2009			Weighted
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Value	Amortization	Value	Value	Amortization	Value	Period (Years)
	(In thousands)

Amortizable assets(1):
Licenses and permits	$39,151	$(10,698)	$28,453	$39,151	$(7,717)	$31,434	9.6
Customer relationships	6,300	(1,305)	4,995	6,300	(885)	5,415	11.9
Rights-of-way	6,525	(1,267)	5,258	4,203	(905)	3,298	6.5
Other	1,360	(670)	690	1,149	(652)	497	7.8

	53,336	(13,940)	39,396	50,803	(10,159)	40,644
Unamortizable assets:
Trademarks	4,800	—	4,800	5,300	—	5,300
Liquor licenses	15,749	—	15,749	15,749	—	15,749

Intangible assets, net	$73,885	$(13,940)	$59,945	$71,852	$(10,159)	$61,693

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	During the fourth quarter of 2009, as a result of the indefinite suspension of refining operations at the Bloomfield refinery, the Company recorded an $11.0 million impairment of refining licenses and technology permits.

Intangible asset amortization expense for the three years ended December 31, 2010 was $4.0 million, $4.6 million, and $4.8 million, respectively, based upon estimates of useful lives ranging from 3 to 15 years. Estimated amortization expense for the next five fiscal years is as follows (in thousands):

2011	$4,651
2012	4,626
2013	4,342
2014	4,151
2015	3,673

10.	Other Assets, Net of Amortization

Other assets, net of amortization, were as follows:

	December 31,
	2010	2009
	(In thousands)

Unamortized loan fees	$38,930	$35,841
Other	15,414	15,062

Other assets, net of amortization	$54,344	$50,903

11.	Accrued Liabilities

Accrued liabilities were as follows:

	December 31,
	2010	2009
	(In thousands)

Excise taxes	$39,086	$34,898
Payroll and related costs	28,987	35,293
Professional fees and other	21,661	22,480
Property taxes	11,323	10,536
Environmental reserve	10,565	8,024
Short-term pension obligation	7,084	3,015
Interest	3,672	4,323

Accrued liabilities	$122,378	$118,569

12.	Asset Retirement Obligations

The Company determines the estimated fair value of its AROs based on the estimated current cost escalated to an inflation rate and discounted at a credit adjusted risk free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until the Company settles the liability. The legally restricted assets that are set aside for purposes of settling ARO liabilities were $0.4 million as of December 31, 2010, and are included in other assets, net in the Company’s Consolidated Balance Sheets. These assets are set aside to fund costs associated with the closure of certain solid waste management facilities.

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

The following table reconciles the beginning and ending aggregate carrying amount of the Company’s AROs for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)

Liability, beginning of period	$5,326	$4,991
Liabilities incurred	33	—
Liabilities settled	(229)	(10)
Accretion expense	355	345

Liability, end of period	$5,485	$5,326

13.	Long-Term Debt

Long-term debt was as follows:

	December 31,
	2010	2009
	(In thousands)

11.25% Senior Secured Notes, due 2017, net of unamortized discount of $24,619 and $26,943, respectively	$300,382	$298,057
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $16,822 and $20,467, respectively	258,177	254,533
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $46,285 and $56,183, respectively	169,165	159,267
Term Loan, due 2014	341,807	354,807
Revolving Credit Agreement, due 2015	—	50,000

Total long-term debt	1,069,531	1,116,664
Current portion of long-term debt	(63,000)	(63,000)

Long-term debt, net of current portion	$1,006,531	$1,053,664

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts outstanding under the Revolving Credit Agreement are included in the current portion of long-term debt. Estimated mandatory principal prepayments of $50.0 million related to the annual excess cash flows requirements under the Term Loan Credit Agreement (“Term Loan”) are included in the current portion of long-term debt at December 31, 2010. These prepayments are scheduled to be made by the end of the first quarter of 2011.

Interest expense and other financing costs were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Contractual interest:
11.25% Senior Secured Notes	$36,563	$20,211	$—
Floating Senior Secured Notes	29,973	16,670	—
5.75% Senior Convertible Notes	12,388	6,848	—
Term loan	37,611	66,459	89,757
Revolving Credit Agreement	5,036	835	7,414

	121,571	111,023	97,171

Amortization of original issuance discount:
11.25% Senior Secured Notes	2,324	861	—
Floating Senior Secured Notes	3,645	1,533	—
5.75% Senior Convertible Notes	9,898	4,697	—

	15,867	7,091	—

Other interest expense	13,359	9,622	14,966
Capitalized interest	(4,248)	(6,415)	(9,935)

	$146,549	$121,321	$102,202

Senior Secured Notes.  In June 2009, the Company issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes (the “Fixed Rate Notes”). The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes (the “Floating Rate Notes,” and together with the Fixed Rate Notes, the “Senior Secured Notes”). The Fixed Rate Notes pay interest semi-annually in cash in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum and will mature on June 15, 2017. The Fixed Rate Notes may be redeemed by the Company at the Company’s option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. As of December 31, 2010, the fair value of the Fixed Rate Notes was $347.8 million.

The Floating Rate Notes pay interest quarterly at a per annum rate, reset quarterly, equal to three-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50% and will mature on June 15, 2014. The interest rate on the Floating Rate Notes as of December 31, 2010 was 10.75%. The Floating Rate Notes may be redeemed by the Company at the Company’s option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter. The fair value of the Floating Rate Notes was $291.5 million at December 31, 2010. The Company is amortizing the original issue discounts using the effective interest rate method over the life of the notes. The combined proceeds from the issuance and sale of the Senior Secured Notes were used to repay a portion of the outstanding indebtedness under the Term Loan. Proceeds from the issuance of the Fixed Rate Notes were $290.7 million, net of an original issue discount of $27.8 million and underwriting discounts of $6.5 million. Proceeds from the issuance of the Floating

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rate Notes were $247.5 million, net of original issue discount of $22.0 million and underwriting discounts of $5.5 million. The Company paid $2.1 million in other financing costs related to the Senior Secured Notes in 2009.

The Senior Secured Notes are guaranteed by all of the Company’s domestic restricted subsidiaries in existence on the date the Senior Secured Notes were issued. The Senior Secured Notes will also be guaranteed by all future wholly-owned domestic restricted subsidiaries and by any restricted subsidiary that guarantees any of the Company’s indebtedness under credit facilities that are secured by a lien on the collateral securing the Senior Secured Notes. The Senior Secured Notes are also secured on a first priority basis, equally and ratably with the Company’s Term Loan and any future other pari passu secured obligation, by the collateral securing the Term Loan, which consists of the Company’s fixed assets, and on a second priority basis, equally and ratably with the Term Loan and any future other pari passu secured obligation, by the collateral securing the Revolving Credit Agreement, which consists of the Company’s cash and cash equivalents, trade accounts receivables, and inventory.

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

Convertible Senior Notes.  The Company issued and sold $215.5 million in aggregate principal amount of its 5.75% Senior Convertible Notes due 2014 (the “Convertible Senior Notes”) during June and July 2009. The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per year beginning on December 15, 2009. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of the Company’s obligation upon conversion of the Convertible Senior Notes, the Company may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes of $209.0 million, net of underwriting discounts of $6.5 million, were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate used by the Company to determine the liability and equity components of the Convertible Senior Notes was 13.75%. The Company paid $0.5 million in other financing costs related to the Convertible Senior Notes in 2009. The Company valued the conversion feature at June 30, 2009 at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. The discount on the Convertible Senior Notes is amortized using the effective interest method through maturity on June 15, 2014. As of December 31, 2010, the fair value of the Convertible Senior Notes was $275.5 million and the if-converted value is less than its principal amount.

Term Loan Credit Agreement.  The Term Loan has a maturity date of May 30, 2014. The Term Loan is secured on a first priority basis, together with the Senior Secured Notes and any future other pari passu secured obligations, by the Company’s fixed assets, and on a second priority basis, together with the Senior Secured Notes and any future other pari passu secured obligations, by the collateral securing the Revolving Credit Agreement, which consists of the Company’s cash and cash equivalents, trade accounts receivable, and inventory. The Term

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan provides for principal payments on a quarterly basis of $13.0 million annually until March 31, 2014, with the remaining balance due on the maturity date. The Company made principal payments on the Term Loan of $13.0 million in 2010, $925.7 million in 2009, primarily from the net proceeds of the debt and common stock offerings in June and July 2009, and $13.0 million during 2008. Since 2009, interest rates under the Term Loan are equal to LIBOR (subject to a floor of 3.25%) plus 7.50%. The average interest rates under the Term Loan for 2010 and 2009 were 10.75% and 8.67%, respectively. As of December 31, 2010, the interest rate under the Term Loan was 10.75%. The Company amended the Term Loan during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain financial covenants. To effect these amendments, the Company paid $3.4 million in amendment fees. As a result of the partial paydown of the Term Loan in June 2009, the Company expensed $9.0 million during the second quarter of 2009 to write-off a portion of the unamortized loan fees related to the Term Loan. At December 31, 2010, the fair value of the Term Loan was $346.9 million.

Revolving Credit Agreement.  On December 23, 2010, the Company completed an amendment to the Revolving Credit Agreement resulting in, among other items, the extension of the maturity of a portion of the commitment thereunder to January 1, 2015. The amended Revolving Credit Agreement included commitments of $800.0 million composed of a $145.0 million tranche that matures on May 31, 2012 and a $655.0 million tranche that matures on January 1, 2015. The Revolving Credit Agreement is secured on a first priority basis by certain cash and cash equivalents, trade accounts receivable, and inventory, and on a second priority basis by the collateral securing the Term Loan, the Senior Secured Notes, and any future other pari passu secured obligations, which consist of the Company’s fixed assets. The Revolving Credit Agreement can be used to finance working capital and capital expenditures, refinance existing indebtedness of the Company and its subsidiaries, and for other general corporate purposes; and also provides for letters of credit and swing line loans. The Revolving Credit Agreement is an asset-based facility with the borrowing capacity primarily dependent on the Company’s eligible receivables and inventory. Interest rates for the $145.0 million tranche vary based on the Company’s consolidated leverage ratio and range from 3.75% to 4.50% over LIBOR or 2.75% to 3.50% over the Base Rate (as defined in the Revolving Credit Agreement). Interest rates for the $655.0 million tranche vary based on the Company’s excess availability of the Revolving Credit Agreement and range from 3.00% to 3.75% over LIBOR or 2.00% to 2.75% over the Base Rate. As of December 31, 2010, the gross availability under the Revolving Credit Agreement was $624.0 million. As of December 31, 2010, the Company had net availability under the Revolving Credit Agreement of $335.6 million due to $288.4 million in letters of credit outstanding. The average interest rates under the Revolving Credit Agreement for 2010 and 2009 were 6.15% and 5.20%, respectively. At December 31, 2010, there were no outstanding borrowings under the Revolving Credit Agreement. Among other amendments, the 2010 amendment replaced financial maintenance covenants with a fixed charge coverage ratio covenant that applies only when unused availability falls below a specified level. The Company incurred $12.7 million in fees related to the Revolving Credit Agreement amendment in 2010. The Company also amended the Revolving Credit Agreement during the second and fourth quarters of 2009 in connection with the new debt offerings and to modify certain of the financial covenants. The Company incurred $5.6 million in fees related to these amendments.

As a result of the 2009 amendment, the Company’s Revolving Credit Agreement required a structure mandating that all receipts be swept daily to reduce borrowings outstanding under the Revolving Credit Agreement. This arrangement, combined with the existence of a material adverse change clause in the Revolving Credit Agreement require outstanding borrowings under the Revolving Credit Agreement to be classified as a current liability. As a result of the 2010 amendment, going forward the cash dominion requirement will only be in effect if the excess availability under the Revolving Credit Agreement falls below certain thresholds ranging from 15.0% to 17.5% of the Borrowing Base.

Guarantors of the Term Loan and the Revolving Credit Agreement.  The Term Loan and the Revolving Credit Agreement (together, the “Agreements”) are guaranteed, on a joint and several basis, by subsidiaries of Western Refining, Inc. No amounts have been recorded for these guarantees.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Covenants.  The Agreements contain certain covenants, including limitations on debt, investments, and dividends. The Term Loan contains financial covenants relating to minimum interest coverage and maximum leverage and, for certain periods in 2010 through September 30, 2010, minimum EBITDA. The Company was in compliance with all applicable covenants set forth in the Term Loan at December 31, 2010. The following table sets forth the financial covenant requirements for minimum consolidated interest coverage (as defined therein), and maximum consolidated leverage (as defined therein) under the Term Loan by quarter:

	Minimum	Maximum
	Consolidated	Consolidated
	Interest Coverage	Leverage
	Ratio	Ratio

December 31, 2010 and March 31, 2011	1.50 to 1.00	5.25 to 1.00
June 30, 2011 and thereafter	2.00 to 1.00	4.50 to 1.00

Letters of Credit

The Revolving Credit Agreement provides for the issuance of letters of credit. The Company issues and cancels letters of credit on a periodic basis depending upon its needs. At December 31, 2010, there were $288.4 million of irrevocable letters of credit outstanding, primarily issued to crude oil suppliers under the Revolving Credit Agreement.

14.	Income Taxes

The following is an analysis of the Company’s consolidated income tax expense (benefit) for the three years ended December 31, 2010:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current:
Federal	$(7,554)	$20,387	$4,744
State	(1,036)	2,395	1,365

Total current	(8,590)	22,782	6,109

Deferred:
Federal	(15,297)	(53,704)	16,627
State	(2,190)	(9,661)	(2,512)

Total deferred	(17,487)	(63,365)	14,115

Provision for income taxes	$(26,077)	$(40,583)	$20,224

The Company received income tax refunds of $49.8 million, $7.2 million, and $51.1 million for the three years ended December 31, 2010. The following is a reconciliation of total income tax expense (benefit) to income taxes

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computed by applying the 35% statutory federal income tax rate to income (loss) before income tax expense (benefit) for the three years ended December 31, 2010:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Tax computed at the federal statutory rate	$(15,094)	$(136,921)	$29,547
State income taxes, net of federal tax benefit	(5,588)	(6,261)	(476)
Goodwill impairment loss	—	104,843	—
Federal tax credit for production of ultra low sulfur diesel	(4,747)	(4,601)	(6,787)
Other, net	(648)	2,357	(2,060)

Total income tax expense (benefit)	$(26,077)	$(40,583)	$20,224

The effective tax rate for 2010 was 60.5%, as compared to the federal statutory rate of 35%. The effective tax rate was higher primarily because of the federal income tax credit available to small business refiners that produce ultra low sulfur diesel fuel.

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

The Company adopted the provisions related to accounting for uncertainties in income taxes. These provisions clarify the accounting for uncertainty in income taxes recognized in the financial statements. As a result of the Giant acquisition on May 31, 2007, the Company recorded a liability of $5.2 million for unrecognized tax benefits, of which $0.5 million would affect the Company’s effective tax rate if recognized.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for tax years ended December 31, 2007 and December 31, 2008. The Company concluded the 2006 and short period 2007 exam for legacy Giant with no material changes. The Company will continue to work with the IRS to expedite the conclusion of the 2007 and 2008 examinations. The Company does not believe the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations upon conclusion. While the Company does not believe the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations, the timing and results of any final determination remain uncertain.

The Company had no unrecognized tax benefits for 2010 and recognized no interest or penalties for 2010.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of unrecognized tax benefits for the three years ended December 31, 2010:

	December 31,
	2010	2009	2008
	(In thousands)

Unrecognized tax benefits at beginning of year	$—	$5,898	$5,165
Increases (decreases) related to current year tax positions	—	—	—
Increases (decreases) related to prior year tax positions	—	—	3,930
Decreases related to settlements with taxing authorities	—	(5,898)	—
Decreases resulting from the expiration of the statute of limitations	—	—	(3,197)

Unrecognized tax benefits at end of year	$—	$—	$5,898

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

The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. The Company recognized no interest or penalties related to uncertain tax positions for the three years ended December 31, 2010. The tax years 2006-2010 remain open to examination by the major tax jurisdictions to which the Company is subject (U.S. Federal, Texas, Virginia, Maryland, New Mexico, Arizona, and California).

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	As of December 31,
	2010			2009
	Assets	Liabilities	Net	Assets	Liabilities	Net
	(In thousands, except cost per barrel)

Current deferred taxes:
Inventories	$—	$(58,934)	$(58,934)	$—	$(50,625)	$(50,625)
Stock-based compensation	1,576	—	1,576	1,176	—	1,176
Other current, net	(1,571)	—	(1,571)	3,798	—	3,798

Current deferred taxes	5	(58,934)	(58,929)	4,974	(50,625)	(45,651)

Noncurrent deferred taxes:
Property, plant, and equipment	—	(444,218)	(444,218)	—	(438,939)	(438,939)
Intangible assets	—	(9,829)	(9,829)	—	(10,382)	(10,382)
Pension obligations	—	—	—	4,536	—	4,536
Postretirement obligations	1,721	—	1,721	3,405	—	3,405
Debt discount	—	(17,375)	(17,375)	—	(20,883)	(20,883)
Environmental and retirement obligations	3,321	—	3,321	8,324	—	8,324
Other noncurrent, net	—	5,766	5,766	—	5,023	5,023
Net operating loss and tax credit carryforwards	99,322	—	99,322	57,568	—	57,568

Noncurrent deferred taxes	104,364	(465,656)	(361,292)	73,833	(465,181)	(391,348)

Net deferred taxes	$104,369	$(524,590)	$(420,221)	$78,807	$(515,806)	$(436,999)

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, the Company had the following credits and net operating loss (“NOL”) carryforwards:

Type of Credit	Gross Amount	Tax Effected Amount	Expiration
	(In thousands)

Alternative minimum tax credit	$—	$(35,469)	No expiration
General business credit carryforwards	—	(21,521)	2028 - 2030

Total credits	—	(56,990)

Federal NOL carryforwards	(52,067)	(18,223)	2029 - 2030

State NOL carryforwards
Arizona and New Mexico	(7,926)	(539)	2013
Arizona and New Mexico	(45,888)	(2,169)	2014
Arizona and New Mexico	(28,820)	(1,389)	2015
Virginia and Maryland	(14,401)	(562)	2023
Virginia and Maryland	(636)	(25)	2024
Virginia and Maryland	(34,729)	(1,386)	2026
Virginia and Maryland	(59,277)	(2,468)	2027
Virginia and Maryland	(91,878)	(3,752)	2028
Virginia and Maryland	(154,526)	(6,401)	2029
Virginia and Maryland	(130,559)	(5,418)	2030

Total state NOL carryforwards	(568,640)	(24,109)

Total credits and NOL carryforwards	$(620,707)	$(99,322)

Deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets can be affected by, among other things, future company performance and market conditions. In making the determination of whether or not a valuation allowance was required, the Company considered all available positive and negative evidence and made certain assumptions. The Company performed an analysis of the reversal of deferred tax liabilities, and then considered the overall business environment, historical earnings, and the outlook for future years. The Company performed this analysis as of December 31, 2010, and determined that there was sufficient positive evidence to conclude that it is more likely than not that its deferred tax assets will be realized. The Company assesses the need for a deferred tax asset valuation allowance on a quarterly basis.

15.	Retirement Plans

The Company fully recognizes the obligations associated with its single-employer defined benefit pension, retiree healthcare, and other postretirement plans in its financial statements.

Pensions

In connection with the negotiation of a collective bargaining agreement covering employees of the El Paso refinery during the second quarter of 2009, the Company terminated the defined benefit plan covering certain El Paso refinery employees. Regulatory approval of this termination was received during the first quarter of 2010. No changes to the Company’s proposed plan of termination were required. Through December 2010, the Company had distributed $21.7 million ($4.2 million in 2010 and $17.5 million in 2009) from plan assets to plan participants as a result of the termination agreement. Distributions made were in accordance with the termination agreement. The Company transferred $2.5 million from plan assets to a third-party annuity. The termination resulted in reductions to the related pension obligation of $5.6 million and $24.3 million, and to other comprehensive loss

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(before income taxes) of $0.6 million and $25.1 million, in the years ended December 31, 2010 and 2009, respectively.

Through December 31, 2010, the Company had distributed $12.8 million from plan assets to plan participants as a result of the temporary idling of Yorktown refining operations and resultant termination of several participants of the Yorktown cash balance plan. The termination resulted in increases to the related pension obligation of $1.4 million and to other comprehensive loss (before income taxes) of $1.1 million.

The following tables set forth significant information about the Company’s pension plans for certain El Paso and Yorktown refinery employees. The reconciliation of the benefit obligation, plan assets, funded status, and significant assumptions are based upon an annual measurement date of December 31:

	As of December 31,
	2010	2009
	(In thousands)

Benefit obligation at beginning of year	$28,186	$66,122
Service cost	1,802	2,476
Interest cost	1,221	2,415
Benefits paid	(27)	(653)
Termination benefits paid	(19,460)	(17,463)
Actuarial (gain) loss	4,435	(17,982)
Plan amendments	(553)	(6,729)
Curtailment	181	—
Settlement	(1,042)	—

Benefit obligation at end of year	$14,743	$28,186

Fair value of plan assets at beginning of year	$15,973	$24,820
Company contribution	10,640	4,786
Actual return on plan assets	533	4,483
Benefits paid	(27)	(653)
Termination benefits paid	(19,460)	(17,463)

Fair value of plan assets at end of year	$7,659	$15,973

Current liabilities	$(7,084)	$(3,015)
Noncurrent liabilities	—	(9,198)

Unfunded status recognized in the consolidated balance sheets	$(7,084)	$(12,213)

Accumulated benefit obligation	$14,743	$26,666

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net periodic benefit cost includes:
Service cost	$1,802	$2,476	$4,030
Interest cost	1,221	2,415	3,283
Expected return on assets	(1,436)	(2,609)	(1,984)
Recognized net actuarial loss	5	156	814
Recognized settlement (income) expense	4,407	1,793	—
Recognized curtailment (gain) loss	(1,006)	(1,508)	—

Net periodic benefit cost	$4,993	$2,723	$6,143

Pre-tax unrecognized net loss included in accumulated other comprehensive loss at beginning of year	$3,123	$30,150	$12,544
Net actuarial (gain) loss	4,296	(26,871)	18,420
Recognition of gain (loss) due to settlement	(3,773)	—	—
Amortization of net actuarial gain (loss)	(5)	(156)	(814)

Pre-tax unrecognized net loss included in accumulated other comprehensive loss at end of year	$3,641	$3,123	$30,150

	Year Ended December 31,
	2010(1)	2009	2008

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.63%	5.37%	5.78%
Rate of compensation increase	3.50	3.50	3.50
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.25	5.80	6.30
Expected long-term return on assets(2)	8.50	8.50	7.15
Rate of compensation increase	3.50	3.50	3.39

(1)	Weighted average assumptions used to determine the expected benefit obligation and net periodic benefit cost in 2010 are for the Yorktown pension plan only.

(2)	All benefit plan assets for the Yorktown pension plan have been moved into cash equivalents and the Company’s expected long-term rate of return on assets has been lowered to 1.9%.

The following benefit payments (in thousands), which reflect future service, are expected to be paid in the years indicated:

2011	$7,833
2012	707
2013	793
2014	813
2015	758
2016-2020	3,192

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Obligations

The following tables set forth significant information about the Company’s retiree medical plans for certain El Paso and Yorktown employees. Unlike the pension plans, the Company is not required to fund the retiree medical plans on an annual basis. Based on an annual measurement date of December 31, and discount rates of 5.57% and 5.92% at December 31, 2010 and 2009, respectively, to determine the benefit obligation, the components of the postretirement obligation were:

	As of December 31,
	2010	2009
	(In thousands)

Benefit obligation at beginning of year	$8,486	$8,396
Service cost	490	511
Interest cost	493	442
Benefits paid	(81)	(42)
Actuarial (gain) loss	720	(821)
Curtailment (gain)	(6,038)	—

Benefit obligation at end of year	$4,070	$8,486

Unfunded status	$(4,070)	$(8,486)

Current liabilities	$(161)	$(78)
Noncurrent liabilities	(3,909)	(8,408)

Unfunded status recognized in the consolidated balance sheets	$(4,070)	$(8,486)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net periodic benefit cost includes:
Service cost	$490	$511	$416
Interest cost	493	442	456
Amortization of net actuarial (gain) loss	(20)	(11)	(1)

Net periodic benefit cost	$963	$942	$871

Pre-tax unrecognized net gain included in accumulated other comprehensive gain at beginning of year	$(859)	$(49)	$(302)
Net actuarial (gain) loss	(24)	(821)	252
Recognition of curtailment gain	453	—	—
Amortization of net actuarial gain (loss)	20	11	1

Pre-tax unrecognized net gain included in accumulated other comprehensive gain at end of year	$(410)	$(859)	$(49)

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average discount rates used to determine net periodic benefit costs were 5.92%, 5.75%, and 6.55% for 2010, 2009, and 2008, respectively. The following benefit payments (in thousands) are expected to be paid in the year indicated:

2011	$166
2012	171
2013	189
2014	209
2015	228
2016-2020	1,324

The health care cost trend rate for the plan covering El Paso employees for 2010 and future years is capped at 4.0%. The health care cost trend rate for the plan covering Yorktown employees for 2010 is 8.0% trending to 4.5% in 2015. A 1%-point change in the assumed health care cost trend rate for both plans will have the following effect:

	1%-points
	Increase(1)	Decrease
	(In thousands)

Effect on total service cost and interest cost	$55	$(72)
Effect on accumulated benefit obligation	121	(399)

(1)	There is no impact for a 1%-point increase in the El Paso plan because the plan covers up to a 4% increase per year. Any increase in health care costs in excess of 4% is absorbed by the participant.

The following tables present the fair values of the assets of our pension plans as of December 31, 2010 and 2009 by level of the fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on quotations from national securities exchanges. Assets categorized in Level 2 of the hierarchy are measured at net asset value as a practical expedient for fair value. As noted above, our other postretirement benefit plans are funded on a pay-as-you-go basis and have no assets.

Fair Value Measurement Using
Significant
			Other	Significant
	Total as of	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Cash and cash equivalents	$7,657	$7,657	$—	$—

			Significant
			Other	Significant
	Total as of	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Mutual funds:
Growth equity	$3,967	$—	$3,967	$—
Bonds	10,564	—	10,564	—
Cash and cash equivalents	1,435	1,435	—	—

	$15,966	$1,435	$14,531	$—

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that resulted from the merger of legacy Western and Giant 401(k) defined contribution plans, effective January 1, 2009. Under the merged plan, participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. The Company will match participant contributions to the merged plan subject to certain limitations and a per participant maximum contribution. For each 1% of eligible compensation contributed by the participant throughout the year ended December 31, 2009, the Company matched 2% up to a maximum of 8% of eligible compensation, provided the participant had a minimum of one year of service with the Company. Beginning January 1, 2010, for each 1% of eligible compensation contributed by the participant, the Company matched 1% up to a maximum of 4% of eligible compensation, provided the participant had a minimum of one year of service with the Company. The Company expensed $6.2 million in connection with this plan for the year ended December 31, 2010. For the predecessor plans, the Company expensed $8.9 million and $9.1 million for the years ended December 31, 2009 and 2008, respectively.

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

16.	Crude Oil and Refined Product Risk Management

The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During 2010, 2009, and 2008, the Company entered into forward, fixed price contracts to physically receive and deliver crude oil which qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.

The Company also uses crude oil and refined products futures, swap contracts, or options to mitigate the change in value for a portion of its volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged and these contracts are net settled with cash. The Company elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. The contract fair value is reflected on the Consolidated Balance Sheets and the related net gain or loss is recorded within cost of products sold in the Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end.

At December 31, 2010, the Company had open commodity derivative instruments consisting of crude oil futures and finished products price swaps on 1,023,000 barrels primarily to protect the value of certain crude oil, finished product, and blendstock inventories for the first quarter of 2011. The Company recognized $9.4 million within cost of products sold, of net realized and unrealized losses from derivative activities during 2010. The fair value of the outstanding contracts at December 31, 2010, was a net unrealized loss of $1.2 million, of which $1.0 million were unrealized gains and $2.2 million were unrealized losses. The Company recognized $21.7 million, within cost of products sold, of net realized and unrealized losses from derivative activities during 2009. The fair value of the outstanding contracts at December 31, 2009, was a net unrealized loss of $1.5 million, of which $0.8 million were unrealized gains and $2.3 million were unrealized losses. The Company did not record an unrealized gain or loss on open positions at December 31, 2008, since the fair value equaled the trade price on these swaps. During 2008, the Company recognized an $11.4 million net gain from derivative contracts in cost of products sold.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Stock-Based Compensation

In January 2006, 1,772,041 shares of restricted stock having an aggregate fair value of $30.1 million at the measurement date were granted to employees of Western Refining LP that participated in a deferred compensation plan prior to the initial public offering. The vesting of such restricted shares occurred over a two-year period, and ended in the first quarter of 2008. Additional shares of restricted stock have been granted to other employees and outside directors of the Company. These shares generally vest ratably over a three-year period. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. The fair value of each share of restricted stock awarded was measured based on the market price as of the measurement date and will be amortized on a straight-line basis over the respective vesting periods.

In January 2009, the Company adopted the provisions related to specific accounting requirements for realized income tax benefits from dividends. A realized income tax benefit from dividends or dividend equivalents that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings, should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. The adoption of these provisions did not have an impact on the Company’s financial position or results of operations during 2010 and 2009.

The Company recorded stock compensation expense of $5.9 million for the year ended December 31, 2010, of which $0.6 million was included in direct operating expenses and $5.3 million in selling, general, and administrative expenses. The tax deficiency related to the shares that vested during the year ended December 31, 2010 was $1.1 million using a statutory blended rate of 37.54%. The aggregate fair value at the grant date of the shares that vested during the year ended December 31, 2010 was $4.8 million. The related aggregate intrinsic value of these shares was $1.9 million at the vesting date.

The Company recorded stock compensation expense of $4.7 million for the year ended December 31, 2009, of which $1.1 million was included in direct operating expenses and $3.6 million in selling, general, and administrative expenses. The tax deficiency related to the shares that vested during the year ended December 31, 2009, was $1.1 million using a statutory blended rate of 37.17%. The aggregate fair value at the grant date of the shares that vested during the year ended December 31, 2009, was $5.1 million. The related aggregate intrinsic value of these shares was $3.0 million at the vesting date.

The Company recorded stock compensation expense of $7.7 million for the year ended December 31, 2008, of which $1.3 million was included in direct operating expenses and $6.4 million in selling, general, and administrative expenses. The tax deficiency related to the shares that vested during the year ended December 31, 2008, was $1.7 million using a statutory blended rate of 37.17%. The aggregate fair value at the grant date of the shares that vested during the year ended December 31, 2008, was $6.7 million. The related aggregate intrinsic value of these shares was $4.7 million at the vesting date.

As of December 31, 2010, there were 2,438,147 shares of restricted stock outstanding with an aggregate fair value at grant date of $16.4 million and an aggregate intrinsic value of $25.8 million. The compensation cost of nonvested awards not recognized as of December 31, 2010 was $12.2 million, which will be recognized over a

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average period of approximately 2.25 years. The following table summarizes the Company’s restricted stock activity for the three years ended December 31, 2010:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value

Nonvested at December 31, 2007	506,562	$23.36
Awards granted	410,826	13.56
Awards vested	(321,862)	20.74
Awards forfeited	(1,266)	32.36

Nonvested at December 31, 2008	594,260	18.55

Awards granted	509,210	10.39
Awards vested	(261,723)	19.54
Awards forfeited	(47,068)	23.12

Nonvested at December 31, 2009	794,679	12.72

Awards granted	2,072,797	5.81
Awards vested	(336,293)	14.35
Awards forfeited	(93,036)	10.00

Nonvested at December 31, 2010	2,438,147	6.73

In January 2006, the Company’s Board of Directors and shareholders authorized the issuance of up to 5,000,000 shares of common stock under the Western Refining 2006 Long-Term Incentive Plan (“2006 LTIP”). At December 31, 2010, there were 77,984 shares of common stock reserved for future grants under the 2006 LTIP. On April 7, 2010, the Company’s Board of Directors authorized the issuance of up to 3,850,000 shares of common stock under the 2010 Incentive Plan of Western Refining (“2010 Incentive Plan”). The 2010 Incentive Plan was approved by the Company’s shareholders on May 25, 2010. At December 31, 2010, there were 3,751,859 shares of common stock reserved for future grants under the 2010 Incentive Plan.

18.	Stockholders’ Equity

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

The Company repurchased 51,103 and 80,668 shares of its common stock to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan in 2009 and 2008, respectively. The aggregate cost paid for these shares was $0.6 million and $1.2 million for 2009 and 2008, respectively. The Company recorded these repurchases as treasury stock. There were no such repurchases for the year ended December 31, 2010.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Earnings Per Share

On January 1, 2009, the Company adopted the provisions related to the accounting treatment of certain participating securities for the purpose of determining earnings per share. These provisions address unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 17, Stock-Based Compensation, the Company has granted shares of restricted stock to certain employees and outside directors of the Company. Although ownership of these shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. As a result of the adoption of the provisions related to participating securities, the Company applied the two-class method to determine its earnings per share for all periods presented. The Company’s Convertible Senior Notes, although potentially dilutive, were not included in the Company’s computation of diluted loss per share for the year ended December 31, 2010.

The computation of basic and diluted earnings per share under the two-class method is presented below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Allocation of earnings (losses):
Net income (loss)	$(17,049)	$(350,621)	$64,197
Distributed earnings	—	—	(8,182)
Income allocated to participating securities	—	—	(467)

Undistributed income (loss) available to common shareholders	$(17,049)	$(350,621)	$55,548

Weighted average number of commons shares outstanding:
Basic and dilutive number of common shares outstanding	88,204	79,163	67,715
Basic earnings (loss) per common share:
Distributed earnings per share	$—	$—	$0.12
Undistributed earnings (loss) per share	(0.19)	(4.43)	0.82

Earnings (loss) per common share	$(0.19)	$(4.43)	$0.94

Diluted earnings (loss) per common share:
Distributed earnings per share	$—	$—	$0.12
Undistributed earnings (loss) per share	(0.19)	(4.43)	0.82

Diluted earnings (loss) per common share	$(0.19)	$(4.43)	$0.94

The following table reflects potentially dilutive securities that were excluded from the diluted earnings (loss) per common share calculation as the effect of including such shares would have been antidilutive:

	Year Ended December 31,
	2010	2009
	(In thousands)

Common equivalent shares from Convertible Senior Notes	19,949	19,949
Restricted stock	179	20

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Related Party Transactions

Effective May 1, 2009, the non-exclusive aircraft lease with an entity controlled by the Company’s majority stockholder was terminated by the Company and as a result, it no longer operates a private aircraft. The hourly rental payment was $1,775 per flight hour and the Company was responsible for all operating and maintenance costs of the aircraft. Personal use of the aircraft by certain officers of the Company was reimbursed to the Company at the highest rate allowed by the Federal Aviation Administration for a non-charter operator. In addition, the Company had a policy requiring that its officers deposit in advance of any personal use of the aircraft an amount equal to three months of anticipated expenses for the use of the aircraft. The following table summarizes the total costs incurred for the lease of the aircraft for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(In thousands)

Lease payments	$181	$601
Operating and maintenance expenses	456	1,313
Reimbursed by officers	(321)	(561)

Total costs	$316	$1,353

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

The Company had entered into a lease agreement with Transmountain, pursuant to which Transmountain leased certain office space from the Company. The lease commenced on December 1, 2005, for a period of ten years and contained two five-year renewal options. The lease was assumed by a third party as of November 18, 2008, and was subsequently terminated in March 2009. Rental payments received from Transmountain were less than $0.1 million for the year ended December 31, 2008.

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

Environmental remediation accruals are recorded in the current and long-term sections of the Company’s Consolidated Balance Sheets, according to their nature. As of December 31, 2010, the Company had environmental liability accruals of $18.3 million, of which $10.6 million is in accrued liabilities as a current liability. These

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%. Environmental liabilities of $1.3 million accrued at December 31, 2010 have not been discounted. As of December 31, 2009, the Company had environmental liability accruals of $28.6 million, of which $8.0 million was in accrued liabilities as a current liability. As of December 31, 2010, the unescalated, undiscounted environmental reserve related to these liabilities totaled $23.0 million, leaving $5.0 million to be accreted over time.

The table below summarizes the Company’s environmental liability accruals:

	December 31,	Increase		December 31,
	2009	(Decrease)	Payments	2010
	(In thousands)

Discounted liabilities	$27,249	$(916)	$(9,399)	$16,934
Undiscounted liabilities	1,339	523	(542)	1,320

Total environmental liabilities	$28,588	$(393)	$(9,941)	$18,254

The following table summarizes the Company’s estimated undiscounted cash flows for accrued remediation liabilities for each of the next five years and in the aggregate thereafter (in thousands):

2011	$11,095
2012	969
2013	632
2014	633
2015	632
2016 and thereafter	9,327

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

In May 2000, the Company entered into an Agreed Order with the Texas Natural Resources Conservation Commission, now known as the TCEQ, for remediation of the south side of the El Paso refinery property. In August 2000, the Company purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which was expensed in 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. In addition, under a settlement agreement with the Company, a subsidiary of Chevron is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but that exceed the $20 million threshold. Under the policy, environmental costs outside the scope of the Agreed Order are covered up to $20 million and require payment by the Company of a deductible of $0.1 million per incident as well as any costs that exceed the covered limits of the insurance policy.

The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. Since December 2003, the

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. In May 2008, the EPA and the Company agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit (“FCCU”) and heaters and boilers that the Company expects will ultimately be incorporated into a final settlement agreement between the Company and the EPA. Based on current negotiations and information, the Company estimates the total capital expenditures necessary to address the EPA Initiative issues would be approximately $60.0 million of which $38.8 million has already been expended; $15.2 million for the installation of a flare gas recovery system that was completed in 2007 and $23.6 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers was expended in 2008 and 2009. The Company estimates remaining expenditures of approximately $21.2 million for the NOx emission controls on heaters and boilers from 2011 through 2013. This amount is included in the Company’s estimated capital expenditures for regulatory projects and could change depending upon the actual final settlement reached. The Company anticipates meeting the EPA Initiative NOx requirements for the FCCU using catalyst additives and therefore does not expect additional capital expenditures related to the EPA Initiative NOx requirements for the FCCU.

The Company received a proposed draft settlement agreement from the EPA in April 2009. In August 2009, the EPA demanded penalties of $1.5 million. As of December 31, 2010, the Company had accrued $1.5 million related to this matter. As of February 25, 2011, a final settlement between the Company and the EPA relating to this matter is still pending.

In March 2008, the TCEQ notified the Company that it would present the Company with a proposed Agreed Order regarding six excess air emission incidents that occurred at the El Paso refinery during 2007 and early 2008. While at this time it is not known precisely how or when the Agreed Order may affect the Company, the Company may be required to implement corrective action under the Agreed Order and may be assessed penalties. The Company does not expect any penalties or corrective action requested to have a material adverse effect on its business, financial condition, or results of operations or that any penalties assessed or increased costs associated with the corrective action will be material.

In 2004 and 2005, the El Paso refinery applied for and was issued a Texas Flexible Permit by the TCEQ Flexible Permits program, under which the refinery continues to operate. Established in 1994 under the Texas Clean Air Act, the program grants operational flexibility to industrial facilities and permits the allocation of emissions on a facility-wide basis in exchange for emissions reduction and controlling previously unregulated “grandfathered” emission sources. The TCEQ submitted its Flexible Permits Program rules to the EPA for approval in 1994 and has administered the program for 16 years with the EPA’s full knowledge. In May 2010, the El Paso refinery received a request from the EPA, pursuant to Section 114 of the Clean Air Act, seeking information about the refinery’s air permits. The Company responded to the EPA’s request in June 2010. Also in June 2010, the EPA disapproved the TCEQ Flexible Permits Program. In July 2010, the Texas Attorney General filed a legal challenge to the EPA’s disapproval in a federal appeals court asking for reconsideration. Although the Company believes its Texas Flexible Permit is federally enforceable, the Company agreed in December 2010 to submit within one year an application to TCEQ for a permit amendment to obtain a State Implementation Plan, or SIP, approved state air quality permit to address concerns raised by the EPA about all flexible permits. Sufficient time has not elapsed for the Company to reasonably estimate any potential impact of these regulatory developments in the Texas air permits program.

In September 2010, the Company received a notice of intent to sue under the Clean Air Act from several environmental groups. While not entirely clear, the notice apparently contends that the Company’s El Paso refinery is not operating under a valid permit or permits because the EPA has disapproved the TCEQ Flexible Permits program and that the Company’s El Paso refinery may have exceeded certain emission limitations under these same permits. The Company disputes these claims and maintains its El Paso refinery is properly operating, and has not exceeded emissions limitations, under the validly issued TCEQ permits. The Company intends to defend itself accordingly.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2009, the Company indefinitely suspended refining operations at the Bloomfield refinery. The Company currently operates the site as a products distribution terminal and crude storage facility. Bloomfield continues to use some of the refinery equipment to support the terminal and to store crude for the Gallup refinery. The Company has begun negotiations with the NMED to revise the 2009 NMED Amendment to reflect the indefinite suspension.

Based on current information and the 2009 NMED Amendment, and favorably negotiating a revision to reflect the indefinite suspension of refining operations at the Bloomfield facility, the Company estimates $17.6 million total remaining capital expenditures will be required pursuant to the 2009 NMED Amendment. Through 2010, the Company has expended $5.9 million and expects to spend the remaining $11.7 million during 2011 and 2012. These capital expenditures will primarily be for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx, and particulate matter from the refineries. The 2009 NMED Amendment also provided for a $2.4 million penalty. The Company completed payment of the penalty between November 2009 and September 2010 to fund a Supplemental Environmental Project (“SEP”). The Company does not expect implementation of the requirements in the 2005 NMED Agreement and the associated 2009 NMED Amendment will result in any soil or groundwater remediation or clean-up costs.

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

Based on current information, the Company estimates a remaining undiscounted cost of $3.3 million for implementing the investigation and interim measures of the order. At December 31, 2010, the Company had a liability of $2.5 million relating to the investigation and interim measures of the final order implementation costs. As of December 31, 2010, the Company had expended $2.3 million to implement the order.

Gallup 2007 Resource Conservational Recovery Act (“RCRA”) Inspection.  In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. The Company reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. The Company does not expect implementation of the requirements in the final settlement will result in any soil or groundwater remediation or clean-up costs. Based on current information, the Company estimates capital expenditures of approximately $15.4 million to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. Through 2010, the Company has expended $4.2 million on the upgrade of the wastewater treatment plan and expects to spend the remaining $11.2 million during 2011 and 2012. In April 2010, the Company submitted to the NMED, for approval, a plan with the design and construction schedule to upgrade the wastewater treatment plant. The Company negotiated with the NMED and the EPA regarding modifications to the plan issued by the NMED in its May 2010 approval letter, which resulted in a September 2010 modification to the August 2009 final settlement establishing a May 2010 deadline for start-up of the upgraded wastewater treatment plant.

Yorktown Refinery

Yorktown 1991 and 2006 Orders.  Giant and a subsidiary company, assumed certain liabilities and obligations in connection with the 2002 purchase of the Yorktown refinery from BP Corporation North America Inc. and BP Products North America Inc. (collectively “BP”), and BP agreed to indemnify Giant for certain costs. During 2007, BP disputed indemnification for certain costs. In the related lawsuit styled Western Refining Yorktown, Inc. f/k/a Giant Yorktown, Inc. v. BP Corporation North America, Inc. and BP Products North America, Inc., all claims and counterclaims were voluntarily dismissed with prejudice in 2009 by mutual agreement of the parties.

In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant would implement a clean-up plan for the refinery. Following the acquisition of Giant, the Company completed the first phase of the soil clean-up plan and negotiated revisions with the EPA for the remainder of the soil clean-up plan. The Company anticipates completing the soil clean-up in 2011. The EPA issued an approval in January 2010 that allowed the Company to begin implementing its revised soil clean-up plan during the second quarter of 2010. The January 2010 EPA approval and a prior EPA approval in 2008 allowed adjustments to the cost estimates for the groundwater monitoring plan and reductions to the Company’s estimate of total remediation expenditures.

The Company currently estimates that total remediation expenditures associated with the EPA order are approximately $39.1 million. Through December 2010, the Company has expended $22.7 million related to the EPA order. The Company currently anticipates further expenditures of $16.0 million primarily during 2011 with the remainder over the next 29 years, ending in 2040.

Yorktown 2002 Amended Consent Decree.  In May 2002, Giant acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree among various parties covering many locations (the “Consent Decree”) entered in August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of NOx, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. The Company does not expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator on the FCCU and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. The Company believes additional capital expenditures will be required to complete implementation of the Consent Decree requirements. The current estimate of $5.0 million could differ significantly from what is required when refining operations are resumed. The Company does not expect completing the requirements of the Consent Decree will result in material increased operating costs, nor does it expect the completion of these requirements to have a material effect on its business, financial condition, or results of operations.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Yorktown EPA EPCRA Potential Enforcement Notice.  In January 2010, the EPA issued the Yorktown refinery a notice to “show cause” why the EPA should not bring an enforcement action pursuant to the notification requirements under the Emergency Planning and Community Right-to-Know Act related to two separate flaring events that occurred in 2007 prior to the Company’s acquisition of Giant. The Company reached a settlement with the EPA for this enforcement notice for $0.2 million, which was paid prior to December 31, 2010.

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

Owners of a small hotel in Aztec, New Mexico filed a lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street, which is owned by a subsidiary of the Company. Plaintiffs claim a component of the gasoline, MTBE, has contaminated their property as a result of this release. The Trial Court granted summary judgment against Plaintiffs and dismissed all claims related to the alleged 1992 release. On appeal by Plaintiffs to the New Mexico Court of Appeals, the Court reversed and reinstated certain of its claims but only to the extent they relate to releases that occurred after January 1, 1999.

A lawsuit has been filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who allege the Bureau of Indian Affairs (“BIA”), acted improperly in approving certain rights-of-way on land allotted to the individual Plaintiffs by the Navajo Nation, Arizona, New Mexico, and Utah (“Navajo Nation”). The lawsuit names the Company and numerous other defendants (“Right-of-Way Defendants”), and seeks imposition of a constructive trust and asserts these Right-of-Way Defendants are in trespass on the Allottee’s lands. The Court dismissed Plaintiffs’ claims in this matter. Plaintiffs then attempted to re-file these claims with the Department of Interior which also dismissed Plaintiffs claims. Plaintiffs are now attempting to appeal this dismissal within the Department of Interior. The Company disputes these claims and will defend itself accordingly.

In February 2009, subsidiaries of the Company, Western Refining Pipeline, Co. (“Western Pipeline”) and Western Refining Southwest, Inc. (“Western Southwest”) filed a Compliant at the FERC against TEPPCO Crude Pipeline, LLC (“TEPPCO Pipeline”) and TEPPCO Crude Oil, LLC (“TEPPCO Crude”) and collectively (“TEPPCO”), asserting violations of the Interstate Commerce Act and breaches of contracts between the parties including that TEPPCO Pipeline had wrongfully seized crude oil belonging to Western Southwest and wrongfully taken pipeline capacity lease payments from Western Pipeline in a cumulative amount in excess of $5 million. After filing this Complaint, Western Pipeline and Western Southwest gave TEPPCO Pipeline and TEPPCO Crude notification of termination of pipeline capacity lease agreements and a crude oil purchase agreement with TEPPCO Pipeline and TEPPCO Crude. FERC dismissed the Complaint on the basis that it does not have jurisdiction. Western Pipeline and Western Southwest requested the FERC to reconsider its dismissal and the FERC has denied this request for reconsideration. Western Pipeline and Western Southwest have appealed the FERC’s ruling to the United States Fifth Circuit Court of Appeals. After the initial FERC dismissal, TEPPCO Pipeline and TEPPCO Crude filed a lawsuit against Western Pipeline and Western Southwest in the Midland Texas District Court which alleges breach of contract and seeks damages in excess of $16.4 million. Western Pipeline and Western Southwest believe their termination of the contracts was appropriate and believe that TEPPCO owes Western compensation for the crude oil that TEPPCO wrongfully seized. Western intends to defend itself against TEPPCO’s claims accordingly.

In January 2011, 13 current/former employees of the Company’s Yorktown facility asserted that the elimination of a temporary annuity supplement under the Company’s cash balance plan was not permitted by the

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Retirement Income Security Act (“ERISA”). These employees have filed an administrative claim with the administrator of the Company’s cash balance plan, which is currently under review by the administrator. These same 13 employees have also filed a charge of discrimination with the Norfolk, Virginia Area Office of the Equal Employment Opportunity Commission asserting that the above mentioned benefit changes to the cash balance plan and the substitution of severance benefits in lieu of retiree medical benefits, which the Company made prior to the shutdown of Yorktown facilities, violated the Age Discrimination in Employment Act. The Company does not think there is any merit to this assertion and will defend itself accordingly.

In July 2010, subsidiaries of the Company, Western Southwest and Western Refining Company, L.P., were sued in bankruptcy preference actions brought by the bankruptcy Litigation Trustee (“Trustee”) for a former customer of these subsidiaries. These subsidiaries have reached an agreement to amicably resolve these preference actions with the Trustee and the Company expects these claims to be voluntarily dismissed in the immediate future.

Regarding the claims asserted against the Company referenced above, potentially applicable factual and legal issues have not been resolved, the Company has yet to determine if a liability is probable and the Company cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, the Company has not recorded a liability for these pending lawsuits.

Union Matters

As of February 25, 2011, the Company employed approximately 2,950 people, approximately 380 of whom were covered by collective bargaining agreements. Subject to a Memorandum of Understanding dated August 23, 2010 between Western Refining Yorktown, Inc. and the local union representing the covered Yorktown refinery employees, the collective bargaining agreement at the Yorktown refinery was terminated in connection with the temporary suspension of refining activities at the Yorktown facility. If the Company restarts refining operations at the Yorktown facility prior to March 15, 2012, the collective bargaining agreement for covered Yorktown employees will be reinstated. All separated covered employees have recall rights if the Company restarts Yorktown refining operations prior to March 16, 2012. In 2008, the Company successfully negotiated collective bargaining agreements covering employees at the Gallup and Bloomfield refineries that expire in 2011 and 2012, respectively. Although the collective bargaining agreement remains in force, the covered employees at the Bloomfield refinery were terminated in connection with the indefinite suspension of refining operations at the Bloomfield refinery during November 2009. The Company also successfully negotiated a new collective bargaining agreement covering employees at the El Paso refinery, renewing the collective bargaining agreement that expired in April 2009. The collective bargaining agreement covering the El Paso refinery employees expires in April 2012. While all of the collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, the Company may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on the Company’s business, financial condition, and results of operations.

Other Matters

The Company is party to various other claims and legal actions arising in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on its financial condition, results of operations, or cash flows.

22.	Concentration of Risk

Significant Customers

The Company sells a variety of refined products to a diverse customer base. No customer accounted for more than 10% of consolidated net sales during the three years ended December 31, 2010.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by Product

All sales were domestic sales in the United States, except for sales of gasoline and diesel fuel for export into Mexico. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company, and accounted for approximately 8.3%, 8.5%, and 8.3% of consolidated sales during the years ended December 31, 2010, 2009, and 2008, respectively.

The following table summarizes the percentages of all refined product sales to total sales for the three years ended December 31, 2010:

	Year Ended December 31,
	2010	2009	2008

Refined products:
Gasoline	54.8%	56.5%	48.1%
Diesel fuel	31.0	29.4	37.5
Jet fuel	4.3	3.5	4.4
Asphalt	1.7	1.9	0.8
Other	3.7	3.7	5.5

	95.5	95.0	96.3

Lubricants	1.2	1.6	1.5
Merchandise and other	3.3	3.4	2.2

Total	100.0%	100.0%	100.0%

23.	Operating Leases and Other Commitments

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

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following are the Company’s annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands):

2011	$16,059
2012	13,025
2013	10,693
2014	9,045
2015	7,270
2016 and thereafter	38,413

Total rental expense was $15.7 million, $16.1 million, and $17.0 million for the years ended December 31, 2010, 2009, and 2008, respectively. Contingent rentals and subleases were not significant in any year.

24.	Quarterly Financial Information (Unaudited)

Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast. During 2010, the volatility in crude oil prices and refining margins also contributed to the variability of the Company’s results of operations for the four calendar quarters.

During the latter part of March 2010, the Company reversed $14.7 million related to its accrued bonus estimate for 2009. This revision of the Company’s 2009 bonus estimate reduced direct operating expenses (exclusive of depreciation and amortization) and selling, general, and administrative expenses reported for the three months ended March 31, 2010 by $8.5 million and $6.2 million, respectively. During the fourth quarter of 2009, we recovered $10.6 million from various third parties related to environmental costs recorded during 2009 and prior years. These recoveries are included in direct operating expenses reported for the three months ended December 31, 2009. Additionally, during the third quarter of 2009, we decreased our property tax expense estimate by $5.5 million resulting from revised El Paso property appraisal rolls for 2006 through 2008. The revision to the property appraisal rolls also resulted in a refund of $2.9 million from various taxing authorities, further reducing our property tax expense for a total decrease of $8.4 million for the quarter ended September 30, 2009. We also recorded a fourth quarter 2009 legal settlement charge of $20.0 million, which was included in other income (expense), net.

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Quarter
	First	Second	Third	Fourth
	(Unaudited)
	(In thousands, except for share data)

Net sales	$1,915,395	$2,145,337	$2,038,296	$1,866,025
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,765,461	1,906,941	1,807,411	1,676,154
Direct operating expenses (exclusive of depreciation and amortization)	106,980	113,968	116,982	106,601
Selling, general, and administrative expenses	16,501	21,072	24,031	22,571
Other impairment losses	—	—	3,963	9,075
Maintenance turnaround expense	23,286	—	—	—
Depreciation and amortization	34,282	34,759	35,253	34,327

Total operating costs and expenses	1,946,510	2,076,740	1,987,640	1,848,728

Operating income (loss)	(31,115)	68,597	50,656	17,297
Other income (expense):
Interest income	30	136	151	124
Interest expense and other financing costs	(36,774)	(37,295)	(37,099)	(35,381)
Amortization of loan fees	(2,414)	(2,420)	(2,453)	(2,452)
Other income (expense), net	(294)	4,213	712	2,655

Income (loss) before income taxes	(70,567)	33,231	11,967	(17,757)

Provision for income taxes	39,878	(18,878)	(5,108)	10,185

Net income (loss)	$(30,689)	$14,353	$6,859	$(7,572)

Basic earnings (loss) per common share	$(0.35)	$0.16	$0.08	$(0.09)

Diluted earnings (loss) per common share	$(0.35)	$0.16	$0.08	$(0.09)

WESTERN REFINING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Quarter
	First	Second	Third	Fourth
	(Unaudited)
	(In thousands, except for share data)

Net sales	$1,368,198	$1,583,545	$1,896,273	$1,959,352
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,047,831	1,368,380	1,699,399	1,828,518
Direct operating expenses (exclusive of depreciation and amortization)	133,538	123,940	116,717	111,969
Selling, general, and administrative expenses	35,018	27,160	23,725	23,794
Goodwill impairment losses	—	299,552	—	—
Other impairment losses	—	—	—	52,788
Maintenance turnaround expense	104	3,218	1,031	3,735
Depreciation and amortization	34,240	40,417	34,725	36,599

Total operating costs and expenses	1,250,731	1,862,667	1,875,597	2,057,403

Operating income (loss)	117,467	(279,122)	20,676	(98,051)
Other income (expense):
Interest income	143	37	17	51
Interest expense and other financing costs	(27,055)	(27,968)	(33,024)	(33,274)
Amortization of loan fees	(1,554)	(1,483)	(1,795)	(2,038)
Write-off of unamortized loan fees	—	(9,047)	—	—
Other income (expense), net	922	3,711	(39)	(19,778)

Income (loss) before income taxes	89,923	(313,872)	(14,165)	(153,090)

Provision for income taxes	(30,995)	6,555	9,383	55,640

Net income (loss)	$58,928	$(307,317)	$(4,782)	$(97,450)

Basic earnings (loss) per common share	$0.86	$(4.24)	$(0.05)	$(1.11)

Diluted earnings (loss) per common share	$0.86	$(4.24)	$(0.05)	$(1.11)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010 (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.  Included herein under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 71 of this report.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Authorized for Issuance Under Equity Compensation Plans

(c)
Number of
securities
	(a)		remaining available
	Number of		for future issuance
	securities to be	(b)	under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants,	options, warrants,	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders	—	—	3,829,843
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	3,829,843

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements:

See Index to Financial Statements included in Item 8.

(b) The following exhibits are filed herewith (or incorporated by reference herein):

Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated August 26, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2006).
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated November 12, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006).
4.1	Specimen of Company Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).

Number		Exhibit Title

4.2		Registration Rights Agreement, dated January 24, 2006, by and between the Company and each of the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
4.3		Indenture dated June 10, 2009 between Western Refining, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2009).
4.4		Supplemental Indenture dated June 10, 2009 between Western Refining, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 10, 2009).
4.5		Form of Convertible Senior Note (included in Exhibit 4.4).
4.6		Indenture dated June 12, 2009 among Western Refining, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009).
4.7		Form of 11.25% Senior Secured Note (included in Exhibit 4.6)
4.8		Form of Senior Secured Floating Rate Note (included in Exhibit 4.6)
10	.1†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Paul L. Foster (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
10	.1.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.1, dated December 28, 2006 (incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721)).
10	.1.2†	Second Amendment to the Employment Agreement referred to in Exhibit 10.1, dated December 31, 2008 (incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721)).
10	.2†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Jeff A. Stevens (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
10	.2.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.2, dated December 28, 2006 (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721).
10	.2.2†	Second Amendment to the Employment Agreement referred to in Exhibit 10.2, dated December 31, 2008 (incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2007 (SEC File No. 001-32721)).
10	.3†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Scott D. Weaver (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
10	.3.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.3, dated December 28, 2006 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007 (SEC File No. 001-32721)).
10	.3.2†	Letter of Termination of Employment Agreement dated December 31, 2007, between Western Refining GP, LLC and Scott D. Weaver (incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 29, 2008).
10	.4†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Gary R. Dalke (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
10	.4.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.4, dated December 31, 2008 (incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2007 (SEC File No. 001-32721)).

Number		Exhibit Title

10	.5†	Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Lowry Barfield (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
10	.5.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.5, dated December 31, 2008 (incorporated by reference to Exhibit 10.5.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2007 (SEC File No. 001-32721)).
10.6		Term Loan Credit Agreement, dated May 31, 2007, among Western Refining, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007 (SEC File No. 001-32721)).
10	.6.1	First Amendment to Term Loan Credit Agreement dated as of June 30, 2008, by and among Western Refining, Inc., the lenders party thereto and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008).
10	.6.2	Second Amendment to Term Loan Credit Agreement dated as of May 29, 2009, among the Company, as Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement, dated May 31, 2007, as amended by the First Amendment to Term Loan Credit Agreement dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 2009).
10	.6.3	Third Amendment to the Term Loan Credit Agreement, dated as of November 24, 2009, among the Company, as Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement, dated May 31, 2007, as amended by the First Amendment to Term Loan Credit Agreement dated as of June 30, 2008 and the Second Amendment to the Term Loan Credit Agreement dated as of May 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2009).
10.7		Revolving Credit Agreement, dated May 31, 2007, among Western Refining, Inc., Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007 (SEC File No. 001-32721)).
10	.7.1	First Amendment to Revolving Credit Agreement dated as of June 30, 2008, by and among Western Refining, Inc., the lenders party thereto and Bank of America, N.A., as the Administrative Agent, Swing Line Lender, L/C Issuer and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008).
10	.7.2	Second Amendment to the Revolving Credit Agreement dated as of May 29, 2009, among the Company, as Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, amending that certain Revolving Credit Agreement, dated May 31, 2007, as amended by the First Amendment to Revolving Credit Agreement dated as of June 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 29, 2009).
10	.7.3	Third Amendment to the Revolving Credit Agreement dated as of November 24, 2009, among the Company, as Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, amending that certain Revolving Credit Agreement, dated May 31, 2007, as amended by the First Amendment to Revolving Credit Agreement dated as of June 30, 2008 and the Second Amendment to Revolving Credit Agreement dated as of May 29, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 2009).

Number		Exhibit Title

10	.7.4	Fourth Amendment to the Revolving Credit Agreement dated as of February 18, 2010, among the Company, as Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, amending that certain Revolving Credit Agreement, dated May 31, 2007, as amended by the First Amendment to Revolving Credit Agreement dated as of June 30, 2008, the Second Amendment to Revolving Credit Agreement dated as of May 29, 2009, and the Third Amendment to Revolving Credit Agreement dated as of November 24, 2009 (incorporated by reference to Exhibit 10.7.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2010 (SEC File No. 001-32721)).
10	.7.5	Fifth Amendment to Revolving Credit Agreement dated as of December 23, 2010, among the Company, as Borrower, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, amending that certain Revolving Credit Agreement, dated May 31, 2007, as amended by the First Amendment to Revolving Credit Agreement dated as of June 30, 2008, the Second Amendment to Revolving Credit Agreement dated as of May 29, 2009, and the Third Amendment to Revolving Credit Agreement dated as of November 24, 2009, and the Fourth Amendment to Revolving Credit Agreement dated February 18, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2010 (SEC File No. 001-32721)).
10.8		L/C Credit Agreement, dated as of June 30, 2008 among Western Refining, Inc., Bank of America, N.A., as Administrative Agent and L/C Issuer and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008).
10	.9†	Form of Indemnification Agreement, by and between the Company and each director and officer of the Company party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2006 (SEC File No. 001-32721)).
10.10		Operating Agreement, dated May 6, 1993, by and between Western Refining LP and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10.11		Purchase and Sale Agreement, dated May 29, 2003, by and among Chevron U.S.A. Inc., Chevron Pipe Line Company, Western Refining LP and Kaston Pipeline Company, L.P. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10.12		Lease Agreement, dated October 24, 2005, by and between Western Refining LP and Transmountain Oil Company, L.C. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10	.14†	RHC Holdings, L.P. Long-Term Unit Equity Appreciation Rights Plan, dated August 25, 2003 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10	.15†	RHC Holdings, L.P. Long-Term Equity Appreciation Rights Award, dated August 25, 2003, by and between Gary R. Dalke and RHC Holdings, L.P. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10	.16†	Long-Term Equity Appreciation Rights Award Amendment Agreement, dated November 9, 2005, by and between Gary R. Dalke, RHC Holdings, L.P., the Company and Western Refining LP (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).
10	.17†	Long-Term Equity Appreciation Rights Award Second Amendment Agreement, dated December 31, 2005, by and between Gary R. Dalke, the Company and Western Refining LP (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 3, 2006 (SEC File No. 333-128629)).
10	.18†	Long-Term Equity Appreciation Rights Awards Third Amendment Agreement, dated December 22, 2006, by and between Gary R. Dalke, the Company and Western Refining LP (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007).

Number		Exhibit Title

10	.19†	Western Refining Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2006).
10	.19.1†	First Amendment to the Western Refining Long-Term Incentive Plan referred to in Exhibit 10.19, dated December 4, 2007 (incorporated by reference to Exhibit 10.19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009 (SEC File No. 001-32721)).
10	.19.2†	Second Amendment to the Western Refining Long-Term Incentive Plan referred to in Exhibit 10.19, dated November 20, 2008 (incorporated by reference to Exhibit 10.19.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009 (SEC File No. 001-32721)).
10	.20†	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).
10	.21†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).
10.22		Letter Agreement, dated June 24, 2005, by and between Western Refining Company, L.P. and Ascarate Group LLP (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10.23		Promissory Note, dated June 24, 2005, by Ascarate Group LLP in favor of Western Refining LP (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10	.24†	Summary of Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005 (SEC File No. 333-128629)).
10.25		Form of Time Share Agreement, dated November 20, 2004, by and between Western Refining LP and the persons parties thereto (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 5, 2005 (SEC File No. 333-128629)).
10.26		Consulting and Non-Competition Agreement, dated August 26, 2006, by and between the Company and Fred L. Holliger (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2006).
10	.26.1	Amendment No. 1 to the Consulting and Non-Competition Agreement, dated November 12, 2006, by and between Western Refining, Inc. and Fred L. Holliger (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2006).
10	.27†	Employment agreement, effective August 28, 2006, made by and between Western Refining GP, LLC and Mark J. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2006).
10	.27.1†	First Amendment to the Employment Agreement referred to in Exhibit 10.27, dated December 31, 2008 (incorporated by reference to Exhibit 10.27.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2009 (SEC File No. 001-32721)).
10.28		Non-Exclusive Aircraft Lease Agreement, dated October 3, 2006, by and between Western Refining LP and Franklin Mountain Assets LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2006).
10	.29†	Employment agreement, dated November 4, 2008, made by and between Western Refining GP, LLC and Mark B. Cox (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008).
10	.30†	Employment agreement, dated November 4, 2008, made by and between Western Refining GP, LLC and William R. Jewell (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008).
10	.31†	Employment agreement, dated March 9, 2010, made by and between Western Refining GP, LLC and Jeffrey S. Beyersdorfer (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2010 (SEC File No. 001-32721)).

Number		Exhibit Title

10	.32†*	Form of Performance Unit Award Agreement between the Company and Participant under the 2010 Incentive Plan of Western Refining, Inc.
10	.33†*	Form of Western Refining, Inc. Restricted Share Unit Award Agreement between the Company and Participant under the 2010 Incentive Plan of Western Refining, Inc.
10	.34†	2010 Incentive Plan of Western Refining, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2010).
12	.1*	Statements of Computation of Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 29, 2008 (SEC File No. 001-32721)).
23	.1*	Consent of Deloitte & Touche LLP, dated March 7, 2011.
31	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

(c)	All financial statement schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

The Company’s 2010 Annual Report is available upon request. Stockholders of the Company may obtain a copy of any exhibits to this Form 10-K at a charge of $0.10 per page. Requests should be made to: Investor Relations, Western Refining, Inc., 123 W. Mills Ave., Suite 200, El Paso, Texas 79901.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN REFINING, INC.

Signature	Title	Date

/s/ Jeff A. Stevens Jeff A. Stevens	Chief Executive Officer and President	March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff A. Stevens Jeff A. Stevens	Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2011

/s/ Gary R. Dalke Gary R. Dalke	Chief Financial Officer (Principal Financial Officer)	March 7, 2011

/s/ Paul L. Foster Paul L. Foster	Executive Chairman and Director	March 7, 2011

/s/ Scott D. Weaver Scott D. Weaver	Vice President and Director	March 7, 2011

/s/ William R. Jewell William R. Jewell	Chief Accounting Officer (Principal Accounting Officer)	March 7, 2011

/s/ Carin M. Barth Carin M. Barth	Director	March 7, 2011

/s/ L. Frederick Francis L. Frederick Francis	Director	March 7, 2011

/s/ Brian J. Hogan Brian J. Hogan	Director	March 7, 2011

/s/ William D. Sanders William D. Sanders	Director	March 7, 2011

/s/ Ralph A. Schmidt Ralph A. Schmidt	Director	March 7, 2011