Form 10-Q
period 2011-03-31
Western Refining, Inc.
filed 2011-05-06
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Yes ☐       No ☑
As of April 29, 2011, there were 90,817,024 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES
INDEX

Forward-Looking Statements
     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, goals, future operations, including our expected timeframe for restarting refining operations at our Yorktown refinery, margins, profitability, deferred taxes, capital expenditures, liquidity and capital resources, our working capital requirements, our ability to improve our capital structure through asset sales and/or through certain financings, and other financial and operating information. Forward-looking statements also include those regarding future refining capacity, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures and future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity derivative instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
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
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in the underlying demand for our refined products;
•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;
•	availability of renewable fuels for blending and Renewal Identification Numbers, or RIN, to meet Renewable Fuel Standards or RFS obligations;
•	changes in crack spreads;
•	changes in the spread between West Texas Intermediate, or WTI, crude oil and West Texas Sour, or WTS, crude oil, also known as the sweet/sour spread;
•	changes in the spread between WTI crude oil and Maya crude oil, also known as the light/heavy spread;
•	changes in the spread between WTI crude oil and Dated Brent crude oil;
•	adverse changes in the credit ratings assigned to our debt instruments;
•	conditions in the capital markets;
•	instability and volatility in the financial markets;
•	construction of new, or expansion of existing product pipelines in the areas that we serve;
•	actions of customers and competitors;
•	changes in fuel and utility costs incurred by our refineries;
•	the effect of weather-related problems on our operations;
•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

i

•	execution of planned capital projects, cost overruns relating to those projects, and failure to realize the expected benefits from those projects;
•	effects of, and costs relating to compliance with current and future local, state, and federal environmental, economic, climate change, safety, tax and other laws, policies and regulations, and enforcement initiatives;
•	rulings, judgments, or settlements in litigation, or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;
•	the price, availability, and acceptance of alternative fuels and alternative fuel vehicles;
•	operating hazards, natural disasters, casualty losses, acts of terrorism, and other matters beyond our control; and
•	other factors discussed in more detail under Part I — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, or 2010 10-K, which are incorporated herein by this reference.
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

ii

Part I
Financial Information
Item 1. Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$11,933	$59,912
Accounts receivable trade, net of a reserve for doubtful accounts of $3,594 and $3,896, respectively	325,274	269,596
Inventories	369,078	365,673
Prepaid expenses	111,204	73,391
Other current assets	97,639	57,131

Total current assets	915,128	825,703
Property, plant, and equipment, net	1,656,921	1,688,154
Intangible assets, net	58,814	59,945
Other assets, net	50,914	54,344

Total assets	$2,681,777	$2,628,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$333,960	$294,662
Accrued liabilities	154,161	136,362
Deferred income tax liability, net	58,180	58,929
Current portion of long-term debt	3,250	63,000

Total current liabilities	549,551	552,953

Long-term liabilities:
Long-term debt, less current portion	1,050,630	1,006,531
Deferred income tax liability, net	366,121	361,292
Other liabilities	22,352	31,777

Total long-term liabilities	1,439,103	1,399,600

Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 89,776,491 and 89,025,010 shares issued, respectively	898	890
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	593,057	588,215
Retained earnings	122,096	109,871
Accumulated other comprehensive loss, net of tax	(1,485)	(1,940)
Treasury stock, 698,006 shares, at cost	(21,443)	(21,443)

Total stockholders’ equity	693,123	675,593

Total liabilities and stockholders’ equity	$2,681,777	$2,628,146

     The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$1,839,588	$1,915,395
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,612,727	1,765,461
Direct operating expenses (exclusive of depreciation and amortization)	111,007	106,980
Selling, general, and administrative expenses	20,397	16,430
Maintenance turnaround expense	—	23,286
Depreciation and amortization	35,371	34,282

Total operating costs and expenses	1,779,502	1,946,439

Operating income (loss)	60,086	(31,044)
Other income (expense):
Interest income	92	30
Interest expense and other financing costs	(34,492)	(36,774)
Amortization of loan fees	(2,335)	(2,414)
Loss on extinguishment of debt	(4,641)	—
Other income (expense), net	288	(365)

Income (loss) before income taxes	18,998	(70,567)
Provision for income taxes	(6,773)	39,878

Net income (loss)	$12,225	$(30,689)

Net earnings (loss) per share:
Basic	$0.13	$(0.35)
Diluted	$0.13	$(0.35)
Weighted average common shares outstanding:
Basic	88,367	88,006
Diluted	88,367	88,006
     The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$12,225	$(30,689)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	35,371	34,282
Reserve for doubtful accounts	(302)	153
Amortization of loan fees	2,335	2,414
Amortization of original issue discount	4,406	3,894
Loss on extinguishment of debt	4,641	—
Stock-based compensation expense	2,201	1,177
Deferred income taxes	4,080	(41,038)
Excess tax benefit from stock-based compensation	2,576	—
Gain on disposal of assets	(3,802)	(71)
Changes in operating assets and liabilities:
Accounts receivable	(55,375)	3,358
Inventories	(3,405)	(37,335)
Prepaid expenses	(37,813)	(67,431)
Other assets	(40,113)	1,274
Accounts payable	39,298	(5,437)
Accrued liabilities	21,620	813
Other long-term liabilities	(8,984)	(12,936)

Net cash used in operating activities	(21,041)	(147,572)

Cash flows from investing activities:
Capital expenditures	(10,779)	(18,843)
Proceeds from the sale of assets	11,607	105

Net cash provided by (used in) investing activities	828	(18,738)

Cash flows from financing activities:
Payments on long-term debt	(25,000)	(3,250)
Revolving credit facility, net	—	120,000
Deferred financing costs	(190)	—
Excess tax benefit from stock-based compensation	(2,576)	—

Net cash provided by (used in) financing activities	(27,766)	116,750

Net decrease in cash and cash equivalents	(47,979)	(49,560)
Cash and cash equivalents at beginning of period	59,912	74,890

Cash and cash equivalents at end of period	$11,933	$25,330

Supplemental disclosures of cash flow information for:
Income taxes refunded	$18,101	$50,732
Interest paid	28,254	20,968
Non-cash investing and financing activities:
Increase in debt from modification of long-term debt agreement	8,193	—
Debt costs incurred for modification of long-term debt agreement	3,693	—
Reduction of long-term debt for original issue discount	3,250	—
Accrued interest paid from long-term debt proceeds	1,250	—
Accrued capital expenditures	—	379
     The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$12,225	$(30,689)
Other comprehensive income (loss) items:
Defined benefit plans:
Reclassification of (gain) loss to income	(4)	54
Recognition of pension plan settlement	860	441

Other comprehensive income before tax	856	495
Income tax	(401)	(192)

Other comprehensive income, net of tax	455	303

Comprehensive income (loss)	$12,680	$(30,386)

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
     The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. The Company owns and currently operates two refineries. In addition to the Company’s refinery in El Paso, Texas, the Company also owns and operates a refinery near Gallup in the Four Corners region of Northern New Mexico. Prior to September 2010, the Company operated a refinery near Yorktown, Virginia. The Company temporarily suspended refining operations at the Yorktown facility in September 2010. The Yorktown facility is currently operated as a product distribution terminal, primarily for the benefit of the Company. The Company’s primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined product distribution terminals in Bloomfield, New Mexico; Albuquerque, New Mexico; and Yorktown, Virginia, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of March 31, 2011, the Company also owned and operated 150 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, Utah, and Virginia.
     The Company’s operations include three business segments: the refining group, the wholesale group, and the retail group. See Note 3, Segment Information, for a further discussion of the Company’s business segments.
2. Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.
     The Condensed Consolidated Balance Sheet at December 31, 2010, has been derived from the audited financial statements of the Company at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).
     The Condensed Consolidated Financial Statements include the accounts of Western Refining, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. There were no cash equivalents at March 31, 2011 or December 31, 2010.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Continuing losses due to narrow heavy light crude oil differentials, poor coking economics, changes in Yorktown crude oil purchase contract terms, and potentially significant regulatory capital spending requirements caused the Company to temporarily suspend its Yorktown refining operations during the third quarter of 2010. The Company performed an impairment analysis in connection with the temporary suspension of the Yorktown refining operations. No indication of impairment existed as a result of that analysis. No significant changes have occurred since the Company performed its analysis that would require it to revise its impairment analysis related to the temporary suspension of refining operations at Yorktown.
     Due to the uncertainty of various assumptions used in the Company’s impairment analysis, the potential for future impairment remains. The longer the period of dormancy of the refining equipment, the more problematic a restart of reliable refining operations can become. The Company currently anticipates a six to nine month pre-restart maintenance period will be required before the Yorktown refinery can be restarted, at an estimated cost of at least $50.0 million, which includes the cost of a maintenance turnaround. If it becomes apparent to management in the future that the Company will not restart the refining operations or if its future cash flow forecasts change significantly, an indication of potential impairment could exist at that time. Impairments related to Yorktown could have a material impact on the Company’s results of operations. The carrying value of the long-lived assets related to refining operations that were temporarily idled could be subject to impairment upon a change in management’s plans to restart refinery operations within three years. The carrying value of total long-lived and intangible assets at Yorktown as of March 31, 2011 was $655.4 million, of which $461.1 million were related to Yorktown refining assets.
     Reclassifications
     Prepaid expenses and other current assets include $1,456 and $12,845, respectively, previously reported as accounts receivable, principally trade in the December 31, 2010 Consolidated Balance Sheet. Accrued liabilities includes $13,984 previously reported as accounts payable in the December 31, 2010 Consolidated Balance Sheet. Items reclassified from accounts receivable included tax refund receivables, prepaid income taxes, product rebate receivables, and other non-trade related receivables. Items reclassified from accounts payable included accrued utilities and various routine non-invoice related accrued expenses. These prior year reclassifications were made to conform to the current presentation. Inclusion of these amounts in prepaid expenses, other current assets, and accrued liabilities provides a better compilation of these assets and liabilities that is consistent with the current eXtensible Business Reporting Language U.S. GAAP Taxonomy.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Beginning in the second quarter of 2009, price differentials between sour and heavy crude oil and light sweet crude oil narrowed significantly. Narrow heavy light crude oil differentials negatively impacted the results of operations for the Yorktown refinery. Due to narrow heavy light crude oil differentials and other continuing unfavorable economic conditions, the Company temporarily suspended refining operations at the Yorktown facility in September 2010. The Company continues to operate the Yorktown facility as a refined product distribution terminal, primarily for the benefit of the Company.
     Wholesale Group. The Company’s wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of refined product and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Texas, Utah, and Virginia. The Company’s wholesale group purchases petroleum fuels and lubricants from third-party suppliers and from the refining group. The wholesale group began selling finished product through our Yorktown facility during January 2011. The finished products sold through the Yorktown facility were purchased from third parties.
     Retail Group. The Company’s retail group operates service stations that include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s wholesale group supplies the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and beverage and food products from various third-party suppliers. At March 31, 2011, the Company’s retail group operated 150 service stations located in Arizona, New Mexico, and Colorado.
     Seasonality. Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest and heating oil in the Northeast.
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
     The total assets of each segment consist primarily of cash and cash equivalents; net property, plant, and equipment; inventories; net accounts receivable; and other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents; various receivables, net of reserve for doubtful accounts; property, plant, and equipment; and other long-term assets.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2011 and 2010 are presented below:

	For the Three Months Ended March 31, 2011
	Refining	Wholesale	Retail
	Group (2)	Group (3) (4)	Group	Other	Consolidated
			(In thousands)
Net sales to external customers	$766,152	$895,941	$177,495	$—	$1,839,588
Intersegment revenues (1)	944,565	150,080	6,248	—	—
Operating income (loss)	$57,790	$16,919	$777	$(15,400)	$60,086
Other income (expense), net					(41,088)

Income before income taxes					$18,998

Depreciation and amortization	$31,052	$1,136	$2,436	$747	$35,371
Capital expenditures	9,525	200	480	574	10,779
Total assets at March 31, 2011	2,270,512	190,346	155,060	65,859	2,681,777

(1)	Intersegment revenues of $1,100.9 million have been eliminated in consolidation.

(2)	Included in refining assets are $12.2 million in long-lived assets currently located at the Bloomfield facility that the Company intends to relocate and place into service at the Gallup refinery. The Company currently plans to place these assets in service during the scheduled 2012 maintenance turnaround. Also included in refining assets are $461.1 million in long-lived and intangible assets that the Company has temporarily idled at the Yorktown facility. Unforeseen circumstances could alter the Company’s planned time lines or prevent full utilization of these assets in the future. As such, risk of partial or full impairment exists.

(3)	Wholesale group fuel sales volumes included 18.2 million gallons sold to the Retail group for January and February with no comparable fuel sales in 2010. In prior years, these gallons were sold to the Retail group by the Refining group. The average sales price for these gallons was $2.98 per gallon.

(4)	For the three month period ended March 31, 2011, the Wholesale group results included $263.0 million of net sales and $11.0 million of operating income related to the Company’s east coast wholesale operations from the Yorktown facility. There were no such operations during the three months ended March 31, 2010.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended March 31, 2010
	Refining	Wholesale	Retail
	Group	Group	Group	Other	Consolidated
			(In thousands)
Net sales to external customers	$1,332,383	$429,082	$153,930	$—	$1,915,395
Intersegment revenues (1)	585,575	84,756	4,650	—	—
Operating income (loss)	$(26,943)	$6,734	$1,159	$(11,994)	$(31,044)
Other income (expense), net					(39,523)

Loss before income taxes					$(70,567)

Depreciation and amortization	$29,276	$1,385	$2,406	$1,215	$34,282
Capital expenditures	18,455	272	46	70	18,843
Total assets at March 31, 2010	2,475,928	173,187	153,843	54,367	2,857,325

(1)	Intersegment revenues of $675.0 million have been eliminated in consolidation.
4. Fair Value Measurement
     The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
     The fair value hierarchy used for making fair value measurements consists of the following three levels:
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
     The carrying amounts of cash equivalents, accounts receivables, accounts payable, and accrued liabilities approximated their fair values at March 31, 2011 and December 31, 2010 due to their short-term maturities. The following tables represent the Company’s assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and the basis for that measurement:

Fair Value Measurement at March 31, 2011 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
	Carrying	Assets or	Observable	Unobservable
	Value at	Liabilities	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial liabilities:
Derivative contracts	$16,783	$—	$16,783	$—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Measurement at December 31, 2010 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
	Carrying	Assets or	Observable	Unobservable
	Value at	Liabilities	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial liabilities:
Derivative contracts	$1,173	$—	$1,173	$—
     As of March 31, 2011 and December 31, 2010, the carrying amount and estimated fair value of the Company’s debt was as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Carrying amount	$1,053,880	$1,069,531
Fair value	1,378,038	1,261,704
     The carrying amount of the Company’s debt is the amount reflected in our Condensed Consolidated Balance Sheets, including the current portion. The fair value of the debt was determined using Level 2 inputs.
     There have been no transfers between assets or liabilities whose fair value is determined through the use of quoted prices in active markets (Level 1) and those determined through the use of significant other observable inputs (Level 2).
5. Inventories
     Inventories were as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Refined products (1)	$188,098	$189,994
Crude oil and other raw materials	157,725	152,155
Lubricants	11,589	11,456
Convenience store merchandise	11,666	12,068

Inventories	$369,078	$365,673

(1)	Includes $26.1 million and $10.0 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at March 31, 2011 and December 31, 2010, respectively.
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
     As of March 31, 2011 and December 31, 2010, refined products valued under the LIFO method and crude oil and other raw materials totaled 5.7 million barrels in both periods. At March 31, 2011, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $235.0 million. At December 31, 2010, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $173.5 million.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Average LIFO cost per barrel of the Company’s refined products and crude oil and other raw materials inventories as of March 31, 2011 and December 31, 2010 is shown below:

	March 31,			December 31,
	2011			2010
			Average			Average
			LIFO			LIFO
			Cost Per			Cost Per
	Barrels	LIFO Cost	Barrel	Barrels	LIFO Cost	Barrel
			(In thousands, except cost per barrel)
Refined products	2,480	$162,004	$65.32	2,574	$180,031	$69.94
Crude oil and other	3,188	157,725	49.47	3,115	152,155	48.85

	5,668	$319,729	56.41	5,689	$332,186	58.39

6. Prepaid Expenses
     Prepaid expenses were as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Prepaid crude oil and other raw materials inventories	$98,766	$56,257
Prepaid insurance and other	12,438	17,134

Prepaid expenses	$111,204	$73,391

7. Other Current Assets
     Other current assets were as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Materials and chemicals inventories	$38,962	$38,591
Derivative activities receivable	30,882	3,173
Taxes receivable	13,072	10,946
Miscellaneous receivables	8,451	3,304
Other	6,272	1,117

Other current assets	$97,639	$57,131

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Property, Plant, and Equipment
     Property, plant, and equipment were as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Refinery facilities and related equipment	$1,727,235	$1,733,803
Pipelines, terminals, and transportation equipment	92,815	91,149
Retail and wholesale facilities and related equipment	185,704	185,359
Other	21,385	20,856
Construction in progress	100,430	94,894

	2,127,569	2,126,061
Accumulated depreciation	(470,648)	(437,907)

Property, plant, and equipment, net	$1,656,921	$1,688,154

     Depreciation expense was $34.2 million and $33.3 million for the three months ended March 31, 2011 and 2010, respectively. Included in property, plant, and equipment, net, at March 31, 2011 were $481.3 million in idled assets related primarily to our temporarily idled Yorktown ($461.1 million) and indefinitely idled Bloomfield ($12.2 million) refineries. The majority of these assets are included under refinery facilities and related equipment and pipelines, terminals, and transportation equipment in the table above. All idled assets continue to be depreciated over their respective estimated useful lives and are subject to the same impairment considerations and periodic review of estimated useful lives as productive assets.
9. Intangible Assets, Net
     Intangible assets, net were as follows:

	March 31, 2011			December 31, 2010
							Weighted
							Average
	Gross		Net	Gross		Net	Amortization
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Period
	Value	Amortization	Value	Value	Amortization	Value	(Years)
			(In thousands)
Amortizable assets:
Licenses and permits	$39,151	$(11,444)	$27,707	$39,151	$(10,698)	$28,453	9.3
Customer relationships	6,300	(1,410)	4,890	6,300	(1,305)	4,995	11.7
Rights-of-way	6,525	(1,438)	5,087	6,525	(1,267)	5,258	6.2
Other	1,653	(1,072)	581	1,360	(670)	690	5.9

	53,629	(15,364)	38,265	53,336	(13,940)	39,396
Unamortizable assets:
Trademarks	4,800	—	4,800	4,800	—	4,800
Liquor licenses	15,749	—	15,749	15,749	—	15,749

Intangible assets, net	$74,178	$(15,364)	$58,814	$73,885	$(13,940)	$59,945

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Intangible asset amortization expense for the three months ended March 31, 2011 was $1.1 million based upon estimated useful lives ranging from 6 to 20 years. Intangible asset amortization expense for the three months ended March 31, 2010 was $1.0 million based upon estimated useful lives ranging from 10 to 15 years. Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2011	$3,484
2012	4,639
2013	4,334
2014	4,144
2015	3,666
2016	3,495
10. Other Assets, Net
     Other assets, net of amortization, were as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Unamortized loan fees	$35,795	$38,930
Other	15,119	15,414

Other assets, net	$50,914	$54,344

11. Accrued Liabilities
     Accrued liabilities were as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Professional fees and other	$43,140	$38,230
Excise taxes	38,050	39,086
Accrued income taxes	18,460	—
Interest	16,012	3,672
Payroll and related costs	15,842	26,402
Environmental reserve	9,642	10,565
Short-term pension obligation	7,201	7,084
Property taxes	5,814	11,323

Accrued liabilities	$154,161	$136,362

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Long-Term Debt
     Long-term debt was as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $23,984 and $24,619, respectively	$301,016	$300,382
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $15,767 and $16,822, respectively	259,233	258,177
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $43,573 and $46,285, respectively	171,877	169,165
Term Loan, due 2017, net of unamortized discount of $3,246	321,754	341,807
Revolving Credit Agreement, due 2015	—	—

Total long-term debt	1,053,880	1,069,531
Current portion of long-term debt	(3,250)	(63,000)

Long-term debt, net of current portion	$1,050,630	$1,006,531

     Amounts outstanding under the Revolving Credit Agreement are included in the current portion of long-term debt.
     Interest expense and other financing costs were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Contractual interest:
11.25% Senior Secured Notes	$9,140	$9,140
Floating Rate Senior Secured Notes	7,391	7,391
5.75% Senior Convertible Notes	3,097	3,097
Term Loan	8,652	9,404
Revolving Credit Agreement	564	1,292

	28,844	30,324

Amortization of original issuance discount:
11.25% Senior Secured Notes	635	563
Floating Rate Senior Secured Notes	1,055	940
5.75% Senior Convertible Notes	2,712	2,391
Term Loan	4	—

	4,406	3,894

Other interest expense	2,786	3,308
Capitalized interest	(1,544)	(752)

Interest expense and other financing costs	$34,492	$36,774

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company is amortizing original issue discounts using the effective interest method over the respective term of the debt.
     Senior Secured Notes. The Senior Secured Notes consist of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes (the “Fixed Rate Notes”) and $275.0 million Senior Secured Floating Rate Notes (the “Floating Rate Notes,” and together with the Fixed Rate Notes, the “Senior Secured Notes”). The Fixed Rate Notes pay interest semi-annually in cash in arrears at a rate of 11.25% per annum. The Fixed Rate Notes may be redeemed by the Company at the Company’s option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.625%; from June 15, 2014 through June 14, 2015 at a premium of 2.813%; and at par thereafter. The Floating Rate Notes pay interest quarterly at a per annum rate, reset quarterly, equal to three-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50%. The interest rate on the Floating Rate Notes as of March 31, 2011 was 10.75%. The Floating Rate Notes may be redeemed by the Company at the Company’s option beginning on December 15, 2011 through June 14, 2012 at a premium of 5.0%; from June 15, 2012 through June 14, 2013 at a premium of 3.0%; and at a premium of 1.0% thereafter. The Senior Secured Notes are guaranteed by all of the Company’s domestic restricted subsidiaries. The Senior Secured Notes are also secured on a first priority basis, equally and ratably with the Company’s Term Loan and any future other pari passu obligations, by the collateral securing the Term Loan, which consists of the Company’s fixed assets, and on a second priority basis, equally and ratably with the Term Loan and any future other pari passu secured obligation, by the collateral securing the Revolving Credit Agreement, which consists of the Company’s cash and cash equivalents, trade accounts receivables, and inventory.
     The Company may issue additional notes from time to time pursuant to the indenture governing the Senior Secured Notes.
     Convertible Senior Notes. The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per year. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of the Company’s obligation upon conversion of the Convertible Senior Notes, the Company may elect to settle conversions entirely in cash or by net share settlement. The Company valued the conversion feature at June 30, 2009 using a borrowing rate of 13.75% at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. As of March 31, 2011, the if-converted value of the Convertible Senior Notes exceeded its principal amount by $122.7 million.
     The Convertible Senior Notes are convertible, at the option of the holder, during the period commencing on, and including, April 1, 2011, and ending on, and including, June 30, 2011. The conversion right was triggered on March 17, 2011, when the last reported sale price of the Company’s common stock exceeded $14.04 for the twentieth day in the thirty consecutive trading day period ending on the last trading day of the calendar quarter. If any Convertible Senior Notes are surrendered for conversion, the Company may elect to satisfy its obligations upon conversion through the delivery of shares of its common stock, in cash or a combination thereof.
     Term Loan Credit Agreement. On March 29, 2011, the Company entered into an amended and restated Term Loan Credit Agreement. Lenders under the Term Loan extended a $325.0 million term loan at a discount of 1.00%, the proceeds of which were principally used to refinance the Company’s term loans outstanding under the Term Loan Credit Agreement prior to the amendment and restatement. The Term Loan, together with the Senior Secured Notes and any future other pari passu secured obligations, is secured on a first priority basis by the Company’s fixed assets, and on a second priority basis by the collateral securing the Revolving Credit Agreement, which consists of the Company’s cash and cash equivalents, trade accounts receivable, and inventory. The amended and restated Term Loan Credit Agreement eliminated the financial maintenance covenants previously contained in the Term Loan Credit Agreement. The Term Loan Credit Agreement provides for principal payments on a quarterly basis of $0.8 million, with the remaining balance due on the maturity date. The maturity date was extended to March 2017. To effect this amendment, the Company paid $3.7 million in amendment fees. As a result of this amendment, the Company recognized a $4.6 million loss on extinguishment of debt.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     As a result of the amendment and restatement, the Term Loan bears interest equal to LIBOR (subject to a floor of 1.5%) plus 6.00%. Prior to the amendment and restatement, the Term Loan bore interest equal to LIBOR (subject to a floor of 3.25%) plus 7.50%. The average interest rate under the Term Loan for the three months ended March 31, 2011 and 2010 were 10.62% and 10.75%, respectively.
     Revolving Credit Agreement. The Revolving Credit Agreement includes commitments of $800.0 million composed of a $145.0 million tranche that matures on May 31, 2012 and a $655.0 million tranche that matures on January 1, 2015. The Revolving Credit Facility is an asset-based facility with borrowing base capacity primarily dependent on the Company’s eligible receivables and inventory. The Revolving Credit Agreement is secured on a first priority basis by the Company’s cash and cash equivalents, trade accounts receivable, and inventory, and on a second priority basis by the collateral securing the Term Loan, the Senior Secured Notes, and any future other pari passu secured obligations, which consist of the Company’s fixed assets. Interest rates for the $145.0 million tranche vary based on the Company’s consolidated leverage ratio and range from 3.75% to 4.50% over LIBOR. Interest rates for the $655.0 million tranche vary based on the Company’s borrowing base capacity under the Revolving Credit Agreement and range from 3.00% to 3.75% over LIBOR. The Revolving Credit Agreement provides for a cash dominion requirement that is in effect only if the excess availability under the Revolving Credit Agreement falls below thresholds ranging from 15.0% to 17.5% of the Borrowing Base. As of March 31, 2011, the Company had gross availability under the Revolving Credit Agreement of $719.7 million, of which $318.1 million was used for outstanding letters of credit. The average interest rates under the two tranches of the Revolving Credit Agreement for the three months ended March 31, 2011 and 2010 were 5.78% and 6.25%, respectively.
13. Income Taxes
     Compared to the federal statutory rate of 35%, the effective tax rates for the three months ended March 31, 2011 and 2010 were 35.7% and 56.5%, respectively. The effective tax rate for the three months ended March 31, 2011 was slightly higher than the statutory rate, primarily due to state tax obligations. The effective tax rate for the three months ended March 31, 2011 was lower than March 31, 2010 due to the exhaustion of federal income tax credits available to small business refiners for production of ultra low sulfur diesel fuel.
     The Company is currently under examination by the Internal Revenue Service (“IRS”) for tax years ended December 31, 2007 and December 31, 2008. The Company will continue to work with the IRS to expedite the completion of the 2007 and 2008 examinations. While the Company does not believe the results of these examinations will have a material adverse effect on the Company’s financial position or results of operations, the timing and results of any final determination remain uncertain.
     The Company believes that it is more likely than not that the benefit from certain state net operating loss (“NOL”) carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $0.8 million has been provided at March 31, 2011 against the deferred tax assets relating to these state NOL carryforwards.
     The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. The Company recognized no interest or penalties related to uncertain tax positions for March 31, 2011 and the three years ended December 31, 2010.
14. Retirement Plans
     The Company fully recognizes the obligations associated with its single-employer defined benefit pension, retiree healthcare, and other postretirement plans in its financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Pensions
     Through March 31, 2011, the Company had distributed $16.8 million ($12.8 million in 2010 and $4.0 million in 2011) from plan assets to plan participants as a result of the temporary idling of Yorktown refining operations and resultant termination of several participants of the Yorktown pension plan.
     The components of the net periodic benefit cost associated with the Company’s pension plans for certain employees at the El Paso and Yorktown refineries were as follows:

	Three Months Ended
	March 31,
	2011	2010 (1)
	(In thousands)
Net periodic benefit cost includes:
Service cost	$—	$445
Interest cost	125	318
Amortization of net loss	25	7
Expected return on assets	(33)	(307)
Settlement expense	860	441
Plan amendment	—	375

Net periodic benefit cost	$977	$1,279

(1)	The Company completed the termination of the El Paso defined benefit plan during the second quarter of 2010.
     In 2011, the Company expects to contribute $6.5 million to the Yorktown pension plan.
Postretirement Obligations
     The components of the net periodic benefit cost associated with the Company’s postretirement medical benefit plans covering certain employees at the El Paso and Yorktown refineries were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net periodic benefit cost includes:
Service cost	$20	$133
Interest cost	56	125
Amortization of net gain	(4)	(4)

Net periodic benefit cost	$72	$254

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Defined Contribution Plans and Deferred Compensation Plan
     The Company sponsors a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. The Company will match participant contributions to the plan subject to certain limitations and a per participant maximum contribution. For each 1% of eligible compensation contributed by the participant, the Company will match 1% up to a maximum of 4% of eligible compensation, provided the participant has a minimum of one year of service with the Company. For the three months ended March 31, 2011 and 2010, the Company expensed $1.3 million and $1.4 million, respectively, in connection with this plan.
15. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the three months ended March 31, 2011, the Company entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
     The Company also uses crude oil and refined products futures, swap contracts, or options to mitigate the change in value for a portion of its volumes subject to market prices. Under a refined products swap contract, the Company agrees to buy or sell an amount equal to a fixed price times a set number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. The physical volumes are not exchanged, and these contracts are net settled with cash. The Company elected not to pursue hedge accounting treatment for these instruments, for financial accounting purposes, generally because of the difficulty of establishing the required documentation that would allow for hedge accounting at the date that the derivative instrument is entered into. The contract fair value is reflected on the Condensed Consolidated Balance Sheets and the related net gain or loss is recorded within cost of products sold in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end. At March 31, 2011, the Company had open commodity derivative instruments consisting of crude oil futures and finished products price swaps on 4,784,000 barrels primarily to protect the value of certain crude oil, finished product, and blendstock inventories for future quarters in 2011. The fair value of the outstanding contracts at March 31, 2011, was a net unrealized loss reported under accrued liabilities of $16.8 million, of which $2.1 million were unrealized gains and $18.9 million were unrealized losses. At December 31, 2010, the Company had open commodity derivative instruments consisting of crude oil futures, and finished products price and crack spread swaps on 1,023,000 barrels primarily to protect the value of certain crude oil, finished product, and blendstock inventories for the first quarter of 2011. The Company recognized $36.5 million and $2.8 million, within cost of products sold, of net realized and unrealized losses from derivative activities during the quarters ended March 31, 2011 and 2010, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
16. Stock-Based Compensation
     The Company has two share-based compensation plans, the Western Refining 2006 Long-Term Incentive Plan (the “2006 LTIP”) and the 2010 Incentive Plan of Western Refining (the “2010 Incentive Plan”) under which remaining reserves allow for restricted share awards and restricted share unit awards (collectively, the “Unvested Restricted Stock Awards”). As of March 31, 2011, there were 37,645 and 3,488,444 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans generally vest over a three-year period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
     Restricted Shares
     Ownership of the shares does not transfer to the recipient until the shares have vested; recipients have voting and nonforfeitable dividend rights on these shares from the date of the grant. As of March 31, 2011, there were 1,738,539 restricted shares outstanding.
     Restricted Share Units (“RSUs”)
     Ownership of the shares does not transfer to the recipient until the shares have vested; recipients do not have voting or nonforfeitable dividend rights on these shares. Upon vesting, the recipient will be entitled to receive, at the Compensation Committee’s election, the number of shares underlying the RSUs or a cash payment, or a combination of both. As of March 31, 2011, there were 251,881 unvested RSUs.
     The Company recorded stock compensation expense of $2.2 million for the three months ended March 31, 2011, of which $0.4 million was included in direct operating expenses and $1.8 million in selling, general, and administrative expenses. The tax benefit related to the shares that vested during the three months ended March 31, 2011 was $2.6 million using a statutory blended rate of 37.54%. The aggregate fair value at the grant date of the shares that vested during the three months ended March 31, 2011 was $5.7 million. The related aggregate intrinsic value of these shares was $12.7 million at the vesting date.
     The Company recorded stock compensation expense of $1.2 million for the three months ended March 31, 2010, of which $0.3 million was included in direct operating expenses and $0.9 million in selling, general, and administrative expenses. The tax deficiency related to the shares that vested during the three months ended March 31, 2010 was $0.9 million using a statutory blended rate of 37.17%. The aggregate fair value at the grant date of the shares that vested during the three months ended March 31, 2010 was $3.5 million. The related aggregate intrinsic value of these shares was $1.2 million at the vesting date.
     As of March 31, 2011, there were 1,990,420 shares of Unvested Restricted Stock Awards with an aggregate fair value at grant date of $15.4 million and an aggregate intrinsic value of $33.7 million. The compensation cost of nonvested awards not recognized as of March 31, 2011 was $12.7 million, which will be recognized over a weighted average period of 2 years. The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2011:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at December 31, 2010	2,438,147	$6.73
Awards granted	303,914	15.56
Awards vested	(751,481)	7.58

Awards forfeited	(160)	13.93

Nonvested at March 31, 2011	1,990,420	7.75

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
17. Earnings Per Share
     As discussed in Note 16, Stock-Based Compensation, the Company has granted shares of restricted stock to certain employees and outside directors of the Company. Although ownership of these shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. Accordingly, the Company applies the two-class method to determine its earnings per share.
     The computation of basic and diluted earnings per share under the two-class method is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share data)
Allocation of earnings (losses):
Net income (loss)	$12,225	$(30,689)
Distributed earnings	—	—
Income allocated to participating securities	(327)	—

Undistributed income (loss) available to common shareholders	$11,898	$(30,689)

Weighted average number of common shares outstanding:
Basic and dilutive number of common shares outstanding	88,367	88,006
Basic earnings (loss) per common share:
Distributed earnings per share	$—	$—
Undistributed earnings (loss) per share	0.13	(0.35)

Earnings (loss) per common share	$0.13	$(0.35)

Diluted earnings (loss) per common share:
Distributed earnings per share	$—	$—
Undistributed earnings (loss) per share	0.13	(0.35)

Diluted earnings (loss) per common share	$0.13	$(0.35)

     The following table reflects potentially dilutive securities that were excluded from the diluted earnings (loss) per common share calculation as the effect of including such shares would have been antidilutive:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Common equivalent shares from Convertible
Senior Notes	19,949	19,949
Restricted stock	1,143	6

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
18.	Contingencies

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
     Environmental remediation accruals are recorded in the current and long-term sections of the Company’s Condensed Consolidated Balance Sheets, according to their nature. As of March 31, 2011, the Company had environmental liability accruals of $17.4 million, of which $9.6 million was in accrued liabilities as a current liability. These liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%. Environmental liabilities of $1.5 million accrued at March 31, 2011 have not been discounted. As of March 31, 2011, the unescalated, undiscounted environmental reserve related to these liabilities totaled $20.9 million, leaving $4.9 million to be accreted over time.
     The table below summarizes the Company’s environmental liability accruals:

	December 31,	Increase		March 31,
	2010	(Decrease)	Payments	2011
	(In thousands)
Discounted liabilities	$16,934	$2,582	$(3,634)	$15,882
Undiscounted liabilities	1,320	325	(122)	1,523

Total environmental liabilities	$18,254	$2,907	$(3,756)	$17,405

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The U.S. Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refinery Enforcement Initiative (“EPA Initiative”) whereby it is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The Company does not expect these negotiations to result in any soil or groundwater remediation or clean-up requirements. In May 2008, the EPA and the Company agreed on the basic EPA Initiative requirements related to the Fluid Catalytic Cracking Unit (“FCCU”) and heaters and boilers that the Company expects will ultimately be incorporated into a final settlement agreement between the Company and the EPA. Based on current negotiations and information, the Company estimates the total capital expenditures necessary to address the EPA Initiative issues would be approximately $60.0 million of which $38.8 million has already been expended; $15.2 million for the installation of a flare gas recovery system that was completed in 2007 and $23.8 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers has been expended through March 2011. The Company estimates remaining expenditures of approximately $21.0 million for the NOx emission controls on heaters and boilers during 2011 through 2013. This amount is included in the Company’s estimated capital expenditures for regulatory projects and could change depending upon the actual final settlement reached. The Company anticipates meeting the EPA Initiative NOx requirements for the FCCU using catalyst additives and therefore does not expect additional capital expenditures related to the EPA Initiative NOx requirements for the FCCU.
     The Company received a proposed draft settlement agreement from the EPA in April 2009. In August 2009, the EPA demanded penalties of $1.5 million. As of March 31, 2011, a final settlement between the Company and the EPA relating to this matter is still pending. The Company currently has $1.5 million accrued for this matter.
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
     In 2004 and 2005, the El Paso refinery applied for and was issued a Texas Flexible Permit by the TCEQ Flexible Permits program, under which the refinery continues to operate. Established in 1994 under the Texas Clean Air Act, the program grants operational flexibility to industrial facilities and permits the allocation of emissions on a facility-wide basis in exchange for emissions reduction and controlling previously unregulated “grandfathered” emission sources. The TCEQ submitted its Flexible Permits Program rules to the EPA for approval in 1994 and has administered the program for 16 years with the EPA’s full knowledge. In May 2010, the El Paso refinery received a request from the EPA, pursuant to Section 114 of the Clean Air Act, seeking information about the refinery’s air permits. The Company responded to the EPA’s request in June 2010. Also in June 2010, the EPA disapproved the TCEQ Flexible Permits Program. In July 2010, the Texas Attorney General filed a legal challenge to the EPA’s disapproval in a federal appeals court asking for reconsideration. Although the Company believes its Texas Flexible Permit is federally enforceable, the Company agreed in December 2010 to submit within one year an application to TCEQ for a permit amendment to obtain a State Implementation Plan (“SIP”) approved state air quality permit to address concerns raised by the EPA about all flexible permits. Sufficient time has not elapsed for the Company to reasonably estimate any potential impact of these regulatory developments in the Texas air permits program.
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
     In November 2009, the Company indefinitely suspended refining operations at the Bloomfield refinery. The Company currently operates the site as a products distribution terminal and crude storage facility. Bloomfield continues to use some of the refinery equipment to support the terminal and to store crude for the Gallup refinery. The Company has begun negotiations with the NMED to revise the 2009 NMED Amendment to reflect the indefinite suspension. During March 2011, the Company filed a request for a second amendment to the NMED agreement. This amendment is intended to revise the order with respect to the Company’s idling the Bloomfield refinery and to delay NOx controls on the Gallup refinery’s carbon monoxide boiler. The Company does not expect any penalties or corrective actions requested by the NMED in connection with the Company’s request for a second amendment to have a material effect on its business, financial condition, or results of operations or that any penalties, if assessed, will be material.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Based on current information, the Company estimates a remaining undiscounted cost of $3.3 million for implementing the investigation and interim measures of the order. At March 31, 2011, the Company had a discounted liability of $2.4 million relating to the investigation and interim measures of the final order implementation costs. As of March 31, 2011, the Company had expended $2.5 million to implement the order.
     Gallup 2007 Resource Conservational Recovery Act (“RCRA”) Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. The Company reached and paid a final settlement of $0.7 million with the agencies in prior years. The Company does not expect implementation of the requirements in the final settlement will result in any soil or groundwater remediation or clean-up costs. Based on current information, the Company estimates capital expenditures of approximately $15.4 million to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. Through March 31, 2011, the Company has expended $6.6 million on the upgrade of the wastewater treatment plant and expects to spend the remaining $8.8 million through 2011 and 2012. In April 2010, the Company submitted to the NMED, for approval, a plan with the design and construction schedule to upgrade the wastewater treatment plant. The Company negotiated with the NMED and the EPA regarding modifications to the plan issued by the NMED in its May 2010 approval letter, which resulted in a September 2010 modification to the August 2009 final settlement establishing a May 2010 deadline for start-up of the upgraded wastewater treatment plant.
     Gallup 2010 NMED AQB Compliance Order. In October 2010, NMED Air Quality Bureau (“NMED AQB”) issued the Gallup refinery a Compliance Order alleging certain violations related to compressor engines and demanded a penalty of $0.6 million. The Company responded in December 2010 disputing the allegations and requested a hearing. A joint motion filed by the parties to vacate setting and stay the proceedings was granted on December 16, 2010. Although the Company believes no violations occurred and the assessment of a penalty is not appropriate, the Company offered to pay a penalty of $0.3 million, including a SEP for $0.2 million, to settle the matter. The NMED AQB did not accept the Company’s settlement offer and informal negotiations are ongoing.
Yorktown Refinery
     Yorktown 1991 and 2006 Orders. In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant would implement a clean-up plan for the refinery. Following the acquisition of Giant, the Company completed the first phase of the soil clean-up plan and negotiated revisions with the EPA for the remainder of the soil clean-up plan. The Company anticipates completing the soil clean-up in 2011. The EPA issued an approval in January 2010 that allowed the Company to begin implementing its revised soil clean-up plan. The January 2010 EPA approval and a prior EPA approval in 2008 allowed adjustments to the cost estimates for the groundwater monitoring plan and reductions to the Company’s estimate of total remediation expenditures.
     The Company currently estimates that total remediation expenditures associated with the EPA order are approximately $41.6 million. Through March 2011, the Company has expended $26.2 million related to the EPA order. The Company currently anticipates further expenditures of $15.4 million primarily during 2011 with the remainder over the next 29 years, ending in 2040.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Owners of a small hotel in Aztec, New Mexico filed a lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street, which is owned by a subsidiary of the Company. Plaintiffs claim a component of the gasoline, MTBE, has contaminated their property as a result of this release. The Trial Court granted summary judgment against Plaintiffs and dismissed all claims related to the alleged 1992 release. On appeal by Plaintiffs to the New Mexico Court of Appeals, the Court reversed and reinstated certain of its claims but only to the extent they relate to releases that occurred after January 1, 1999. The Company denies these allegations and intends to defend itself accordingly.
     A lawsuit has been filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who allege the Bureau of Indian Affairs (“BIA”), acted improperly in approving certain rights-of-way on land allotted to the individual Plaintiffs by the Navajo Nation, Arizona, New Mexico, and Utah (“Navajo Nation”). The lawsuit names the Company and numerous other defendants (“Right-of-Way Defendants”), and seeks imposition of a constructive trust and asserts these Right-of-Way Defendants are in trespass on the Allottee’s lands. The Court dismissed Plaintiffs’ claims in this matter. Plaintiffs then attempted to re-file these claims with the Department of Interior, which also dismissed Plaintiffs claims. Plaintiffs are now attempting to appeal this dismissal within the Department of Interior. The Company disputes these claims and will defend itself accordingly.
     In February 2009, subsidiaries of the Company, Western Refining Pipeline, Co. (“Western Pipeline”) and Western Refining Southwest, Inc. (“Western Southwest”) filed a Complaint at the Federal Energy Regulatory Commission (“FERC”) against TEPPCO Crude Pipeline, LLC (“TEPPCO Pipeline”) and TEPPCO Crude Oil, LLC (“TEPPCO Crude”) and collectively (“TEPPCO”), asserting violations of the Interstate Commerce Act and breaches of contracts between the parties including that TEPPCO Pipeline had wrongfully seized crude oil belonging to Western Southwest and Western Pipeline and wrongfully taken pipeline capacity lease payments from Western Pipeline in a cumulative amount in excess of $5 million. After filing this Complaint, Western Pipeline and Western Southwest gave TEPPCO Pipeline and TEPPCO Crude notification of termination of pipeline capacity lease agreements and a crude oil purchase agreement with TEPPCO Pipeline and TEPPCO Crude. The FERC dismissed the Complaint on the basis that it did not have jurisdiction. Western Pipeline and Western Southwest appealed the FERC’s ruling to the United States Fifth Circuit Court of Appeals, which has also ruled that the FERC did not have jurisdiction of these claims. After the initial FERC dismissal, TEPPCO Pipeline and TEPPCO Crude filed a lawsuit against Western Pipeline and Western Southwest in the Midland Texas District Court, which alleges breach of contract and seeks damages in excess of $16.4 million. Western Pipeline and Western Southwest believe their termination of the contracts was appropriate and believe that TEPPCO owes Western compensation for the crude oil that TEPPCO wrongfully seized. Western intends to defend itself against TEPPCO’s claims accordingly.
     In January 2011, 13 current and former employees of the Company’s Yorktown facility asserted that the elimination of a temporary annuity supplement under the Company’s Yorktown pension plan was not permitted by the Employee Retirement Income Security Act (“ERISA”). These employees have filed an administrative claim with the administrator of the Company’s cash balance plan, which has been denied by the administrator. These same 13 employees have also filed a charge of discrimination with the Norfolk, Virginia Area Office of the Equal Employment Opportunity Commission asserting that the above mentioned benefit changes to the cash balance plan and the substitution of severance benefits in

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
lieu of retiree medical benefits, which the Company made prior to the shutdown of Yorktown facilities, violated the Age Discrimination in Employment Act. The Company does not think there is any merit to this assertion and will defend itself accordingly.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, or 2010 Form 10-K, and elsewhere in this report. You should read such Risk Factors and Forward-Looking Statements in this report. In this Item 2, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc., or Giant, and its subsidiaries, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate two refineries with a total crude oil throughput capacity of approximately 151,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a refinery near Gallup, New Mexico with a throughput capacity of approximately 23,000 bpd. Until September 2010, we operated a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia, and until November 2009, we also operated a 17,000 bpd refinery near Bloomfield, New Mexico. We temporarily suspended refining operations at our Yorktown facility in September 2010 and we indefinitely suspended refining operations at the Bloomfield refinery in November 2009. We continue to operate Yorktown and Bloomfield as product distribution terminals and supply refined products to those areas. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque, New Mexico; Yorktown; and Bloomfield; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of March 31, 2011, we also own and operate 150 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor, that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, Utah, and Virginia.
     We report our operating results in three business segments: the refining group, the wholesale group, and the retail group. Our refining group currently operates the two refineries and related refined product distribution terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into finished products such as gasoline, diesel fuel, jet fuel, and asphalt. Our refineries market finished products to a diverse customer base including wholesale distributors and retail chains. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. Our retail group operates service stations and convenience stores and sells gasoline, diesel fuel, and merchandise. See Note 3, Segment Information, in the Notes to Condensed Consolidated Financial Statements included elsewhere in this quarterly report for detailed information on our operating results by segment.

Major Influences on Results of Operations
     Refining. Our net sales fluctuate significantly with movements in refined product prices and the cost of crude oil and other feedstocks, all of which are commodities. The spread between crude oil and refined product prices is the primary factor affecting our earnings and cash flows from operations. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depends on numerous factors beyond our control. These factors include the supply of and demand for crude oil, gasoline, and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; availability of imports; marketing of competitive fuels; price differentials between heavy and sour crude oils and light sweet crude oils, known as the heavy light crude oil differential; and government regulation. Another factor impacting our margins in recent years is the narrowing of the heavy light crude oil differential. Since the second quarter of 2009, the heavy light crude oil differential has narrowed significantly, particularly impacting our Yorktown refinery that, when operating, can process up to 100% of heavy crude oil. Narrowing of the heavy light crude oil differential can have significant negative impact on our Yorktown refining margins. During the first quarter of 2011, a supply/demand imbalance of WTI crude oil in the Mid-Continent has resulted in lower prices for WTI crude oil relative to Brent crude oil.
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
     Periodically we have planned maintenance turnarounds at our refineries, which are expensed as incurred. We completed a scheduled turnaround at the south side of the El Paso refinery during the first quarter of 2010. Our next scheduled maintenance turnarounds are during the first quarter of 2013 for the El Paso refinery and the fourth quarter of 2012 for the Gallup refinery.
     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory of crude oil and the majority of our refined products are valued at the lower of cost or market, or LCM, value under the last-in, first-out, or LIFO, inventory valuation methodology. If the market values of our inventories decline below our cost basis, we would record a write-down of our inventories resulting in a non-cash charge to our cost of products sold. Under the LIFO inventory valuation method, this write-down is subject to recovery in future periods to the extent the market values of our inventories equal our cost basis relative to any LIFO inventory valuation write-downs previously recorded. See Note 5, Inventories, in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on the impact of LIFO inventory accounting.
     Wholesale. Our earnings and cash flows from our wholesale business segment are primarily affected by the sales volumes and margins of gasoline, diesel fuel, and lubricants sold. Margins for gasoline, diesel fuel, and lubricant sales are equal to the sales price less cost of sales. Margins are impacted by local supply, demand, and competition.

     Retail. Our earnings and cash flows from our retail business segment are primarily affected by the sales volumes and margins of gasoline and diesel fuel sold, and by the sales and margins of merchandise sold at our service stations and convenience stores. Margins for gasoline and diesel fuel sales are equal to the sales price less the delivered cost of the fuel and motor fuel taxes, and are measured on a cents per gallon, or cpg, basis. Fuel margins are impacted by local supply, demand, and competition. Margins for retail merchandise sold are equal to retail merchandise sales less the delivered cost of the merchandise, net of supplier discounts and rebates and inventory shrinkage, and are measured as a percentage of merchandise sales. Merchandise sales are impacted by convenience or location, branding, and competition. Our retail sales are seasonal. Our retail business segment operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year.
Critical Accounting Policies and Estimates
     We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. In order to apply these principles, we must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies affect the amounts recorded in our financial statements. Our critical accounting policies, estimates, and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 annual report on Form 10-K.
Results of Operations
     The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three months ended March 31, 2011 and 2010. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.

Consolidated

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share data)
Statement of Operations Data
Net sales (1)	$1,839,588	$1,915,395
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,612,727	1,765,461
Direct operating expenses (exclusive of depreciation and amortization) (1)	111,007	106,980
Selling, general, and administrative expenses	20,397	16,430
Maintenance turnaround expense	—	23,286
Depreciation and amortization	35,371	34,282

Total operating costs and expenses	1,779,502	1,946,439

Operating income (loss)	60,086	(31,044)

Other income (expense):
Interest income	92	30
Interest expense and other financing costs	(34,492)	(36,774)
Amortization of loan fees	(2,335)	(2,414)
Loss on extinguishment of debt	(4,641)	—
Other income (expense), net	288	(365)

Income (loss) before income taxes	18,998	(70,567)
Provision for income taxes	(6,773)	39,878

Net income (loss)	$12,225	$(30,689)

Basic earnings (loss) per share	$0.13	$(0.35)
Dilutive earnings (loss) per share	0.13	(0.35)
Weighted average basic shares outstanding	88,367	88,006
Weighted average dilutive shares outstanding	88,367	88,006

Cash Flow Data
Net cash provided by (used in):
Operating activities	$(21,041)	$(147,572)
Investing activities	828	(18,738)
Financing activities	(27,766)	116,750

Other Data
Adjusted EBITDA (2)	$95,837	$26,189
Capital expenditures	10,779	18,843

Balance Sheet Data (at end of period)
Cash and cash equivalents	11,933	25,330
Working capital	365,577	249,361
Total assets	2,681,777	2,857,325
Total debt	1,053,880	1,237,308
Stockholders’ equity	693,123	658,385

(1)	Excludes $1,100.9 million and $675.0 million of intercompany sales; $1,098.6 million and $673.7 million of intercompany cost of products sold; and $2.3 million and $1.3 million of intercompany direct operating expenses for the three months ended March 31, 2011 and 2010, respectively.

(2)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, depreciation, amortization, maintenance turnaround expense, and loss on extinguishment of debt. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, and the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA) and acquisitions, items that may vary for different companies for reasons unrelated to overall operating performance.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for significant turnaround activities, capital expenditures, or contractual commitments;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and

•	Adjusted EBITDA as calculated by us may differ from the Adjusted EBITDA calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income (loss)	$12,225	$(30,689)
Interest expense and other financing costs	34,492	36,774
Provision for income taxes	6,773	(39,878)
Amortization of loan fees	2,335	2,414
Depreciation and amortization	35,371	34,282
Loss on extinguishment of debt	4,641	—
Maintenance turnaround expense	—	23,286

Adjusted EBITDA	$95,837	$26,189

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer rebates or discounts and excise taxes. Net sales for the three months ended March 31, 2011 were $1,839.6 million, compared to $1,915.4 million for the three months ended March 31, 2010, a decrease of $75.8 million, or 4.0%. This decrease was the result of decreased sales of $303.2 million, and increased sales of $203.8 million and $23.6 million in our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation. This decrease was primarily due to decreased sales volumes. Our sales volume decreased by 7.3 million barrels, or 25.3%, from 28.8 million barrels for the three months ended March 31, 2010 to 21.5 million barrels for the three months ended March 31, 2011. Partially offsetting this decrease were increased sales prices. The average sales price per barrel of refined products for all operating segments increased from $87.32 in 2010 to $132.98 in 2011.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $1,612.7 million for the three months ended March 31, 2011, compared to $1,765.5 million for the three months ended March 31, 2010, a decrease of $152.8 million, or 8.7%. This decrease was primarily the result of decreased cost of products sold of $627.0 million and increased cost of products sold of $450.9 million and $23.3 million in our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $82.72 for the three months ended March 31, 2010 to $123.31 for the three months ended March 31, 2011. Cost of products sold included $36.5 million and $2.8 million in realized and unrealized economic hedging losses for the three months ended March 31, 2011 and 2010, respectively.

     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $111.0 million for the three months ended March 31, 2011, compared to $107.0 million for the three months ended March 31, 2010, an increase of $4.0 million, or 3.7%. Direct operating expenses for the three months ended March 31, 2010 include $8.5 million related to the first quarter 2010 reversal of our December 2009 incentive bonus accrual. The increase in direct operating expenses resulted from a decrease of $2.0 million and increases of $5.8 million and $0.2 million in direct operating expenses of our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation.
     In total, we reversed $14.7 million related to our December 2009 incentive bonus accrual including the $6.2 million reversal discussed below under Selling, General, and Administrative Expenses for the three months ended March 31, 2010. We consider the awarding of a bonus for any period to be discretionary and subject to not only the earnings during the bonus period, but also to the economic conditions and refining industry environment at the time the bonus is to be paid. Our first quarter 2010 results, coupled with our near-term forecasts of operating results and our expectations for the economy, were such that we did not deem the pay-out of the previously accrued 2009 bonus prudent as such payment would not be in the best interests of the Company or our shareholders. On March 29, 2010, we determined that 2009 bonuses would not be paid.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $20.4 million for the three months ended March 31, 2011, compared to $16.4 million for the three months ended March 31, 2010, an increase of $4.0 million, or 24.4%. Selling, general, and administrative expenses included $6.2 million related to the reversal of our December 2009 incentive bonus accrual during the first quarter of 2010. The increase in selling, general, and administrative expenses resulted from increased corporate overhead of $3.9 million along with decreased expenses of $0.5 million and increased expenses of $0.2 million and $0.4 million in our refining, wholesale, and retail groups, respectively.
     The increase of $3.9 million in corporate overhead was primarily due to the reversal of the incentive compensation accrual in 2010 ($3.3 million) and stock-based compensation ($0.5 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the quarter ended March 31, 2010, we incurred costs of $23.3 million for the turnaround of the Southside FCCU and catalytic gasoline hydrotreater at the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2011 was $35.4 million, compared to $34.3 million for the three months ended March 31, 2010, an increase of $1.1 million, or 3.2%.
     Operating Income (Loss). Operating income was $60.1 million for the three months ended March 31, 2011, compared to an operating loss of $31.0 million for the three months ended March 31, 2010, an increase of $91.1 million. This increase was attributable primarily to higher refinery gross margins and no turnaround expense for the three months ended March 31, 2011 compared to lower refinery gross margins and the maintenance turnaround completed in El Paso during the three months ended March 31, 2010.
     Interest Income. Interest income for the three months ended March 31, 2011 and 2010 was $0.09 million and $0.03 million, respectively. This increase was primarily attributable to increased balances of cash available for investment.
     Interest Expense. Interest expense for the three months ended March 31, 2011 was $34.5 million (net of capitalized interest of $1.5 million) compared to $36.8 million (net of capitalized interest of $0.8 million) for the three months ended March 31, 2010, a decrease of $2.3 million, or 6.3%. This decrease was primarily attributable to lower levels of outstanding debt and a lower overall interest rate in the first quarter of 2011 versus the first quarter of 2010.
     Amortization of Loan Fees. Amortization of loan fees for the three months ended March 31, 2011 was $2.3 million, compared to $2.4 million for the three months ended March 31, 2010, a decrease of $0.1 million, or 4.2%.

     Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended March 31, 2011 was $4.6 million. This increase was attributable to the amendment of our Term Loan Credit Agreement.
     Provision for Income Taxes. We recorded an income tax expense of $6.8 million for the three months ended March 31, 2011, using an estimated effective tax rate of 35.7%, as compared to the federal statutory rate of 35%.
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
     Net Income (Loss). We reported net income of $12.2 million for the three months ended March 31, 2011, representing $0.13 net income per share on weighted average dilutive shares outstanding of 88.4 million.
     We reported a net loss of $30.7 million for the three months ended March 31, 2010, representing $0.35 net loss per share on weighted average dilutive shares outstanding of 88.0 million.
     See additional analysis under the Refining Segment, Wholesale Segment, and Retail Segment.

Refining Segment

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,710,717	$1,917,958
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,538,166	1,807,155
Direct operating expenses (exclusive of depreciation and amortization)	81,137	82,103
Selling, general, and administrative expenses	2,572	3,081
Maintenance turnaround expense	—	23,286
Depreciation and amortization	31,052	29,276

Total operating costs and expenses	1,652,927	1,944,901

Operating income (loss)	$57,790	$(26,943)

Key Operating Statistics
Total sales volume (bpd) (1)	164,270	249,623
Total refinery production (bpd)	119,504	192,502
Total refinery throughput (bpd) (2)	121,549	192,974
Per barrel of throughput:
Refinery gross margin (3)	$15.77	$6.38
Gross profit (3)	12.93	4.69
Direct operating expenses (4)	7.42	4.73
Southwest Refineries (El Paso, Gallup, and Related Operations)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,709,381	$1,427,960
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,536,603	1,332,599
Direct operating expenses (exclusive of depreciation and amortization)	69,912	57,073
Selling, general, and administrative expenses	2,572	3,081
Maintenance turnaround expense	—	23,286
Depreciation and amortization	17,705	17,864

Total operating costs and expenses	1,626,792	1,433,903

Operating income (loss)	$82,589	$(5,943)

Key Operating Statistics
Total sales volume (bpd) (1)	164,270	179,232
Total refinery production (bpd)	119,504	129,710
Total refinery throughput (bpd) (2)	121,549	131,687
Per barrel of throughput:
Refinery gross margin (3)	$15.79	$8.05
Gross profit (3)	14.18	6.54
Direct operating expenses (4)	6.39	4.82

     The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries

	Three Months Ended
	March 31,
	2011	2010
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	66,639	101,548
Diesel and jet fuel	46,294	73,061
Residuum	3,553	4,024
Other	3,018	8,167

Liquid products	119,504	186,800
By-products (coke)	—	5,702

Total refinery production (bpd)	119,504	192,502

Refinery throughput (bpd):
Sweet crude oil	93,992	126,234
Sour or heavy crude oil	16,413	50,325
Other feedstocks and blendstocks	11,144	16,415

Total refinery throughput (bpd)	121,549	192,974

Southwest Refineries (El Paso and Gallup)

	Three Months Ended
	March 31,
	2011 (5)	2010
Refinery Product Yields (bpd)
Gasoline	66,639	72,189
Diesel and jet fuel	46,294	49,874
Residuum	3,553	4,024
Other	3,018	3,623

Total	119,504	129,710

Refinery Throughput (bpd)
Sweet crude oil	93,992	113,417
Sour crude oil	16,413	9,628
Other feedstocks and blendstocks	11,144	8,642

Total refinery throughput (bpd)	121,549	131,687

El Paso Refinery

	Three Months Ended
	March 31,
	2011	2010
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	49,884	57,732
Diesel and jet fuel	39,544	44,624
Residuum	3,553	4,024
Other	2,186	2,801

Total refinery production (bpd)	95,167	109,181

Refinery throughput (bpd):
Sweet crude oil	72,023	94,210
Sour crude oil	16,413	9,628
Other feedstocks/blendstocks	8,220	6,783

Total refinery throughput (bpd)	96,656	110,621

Total sales volume (bpd) (1)	131,444	147,171

Per barrel of throughput:
Refinery gross margin (3)	$18.70	$6.91
Direct operating expenses (4)	5.91	3.77
Gallup Refinery

	Three Months Ended
	March 31,
	2011	2010 (6)
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	16,755	14,457
Diesel and jet fuel	6,750	5,250
Other	832	822

Total refinery production (bpd)	24,337	20,529

Refinery throughput (bpd):
Sweet crude oil	21,969	19,207
Other feedstocks/blendstocks	2,924	1,859

Total refinery throughput (bpd)	24,893	21,066

Total sales volume (bpd) (1)	32,826	32,061

Per barrel of throughput:
Refinery gross margin (3)	$19.70	$15.27
Direct operating expenses (4)	6.70	7.54

Yorktown Refinery

Three Months Ended
March 31, 2010
Key Operating Statistics (5)
Refinery product yields (bpd):
Gasoline	29,359
Diesel and jet fuel	23,187
Other	4,544

Liquid products	57,090
By-products (coke)	5,702

Total refinery production (bpd)	62,792

Refinery throughput (bpd):
Sweet crude oil	12,817
Heavy crude oil	40,697
Other feedstocks/blendstocks	7,773

Total refinery throughput (bpd)	61,287

Total sales volume (bpd) (1)	70,391

Per barrel of throughput:
Refinery gross margin (3)	$2.80
Direct operating expenses (4)	4.54

(1)	Includes sales of refined products sourced from our refinery production as well as refined products purchased from third parties.

(2)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(3)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

     The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per barrel data)
Net sales	$1,710,717	$1,917,958
Cost of products sold (exclusive of depreciation and amortization) (1)	1,538,166	1,807,155
Depreciation and amortization	31,052	29,276

Gross profit	141,499	81,527
Plus depreciation and amortization	31,052	29,276

Refinery gross margin	$172,551	$110,803

Refinery gross margin per refinery throughput barrel	$15.77	$6.38

Gross profit per refinery throughput barrel	$12.93	$4.69

     The following table reconciles gross profit for our Southwest refineries to gross margin for our Southwest refineries for the periods presented:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per barrel data)
Net sales	$1,709,381	$1,427,960
Cost of products sold (exclusive of depreciation and amortization) (1)	1,536,603	1,332,599
Depreciation and amortization	17,705	17,864

Gross profit	155,073	77,497
Plus depreciation and amortization	17,705	17,864

Refinery gross margin	$172,778	$95,361

Refinery gross margin per refinery throughput barrel	$15.79	$8.05

Gross profit per refinery throughput barrel	$14.18	$6.54

(4)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

(5)	In September 2010, we temporarily suspended refining operations at our Yorktown refinery. Refinery production data for our Southwest Refineries is equal to All Refineries production data for the three months ended March 31, 2011. As Yorktown did not operate during the first quarter of 2011, there is no production data presented for comparison to the first quarter of 2010 for the Yorktown refinery.
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
     Net Sales. Net sales primarily consist of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended March 31, 2011 were $1,710.7 million, compared to $1,918.0 million for the three months ended March 31, 2010, a decrease of $207.3 million, or 10.8%. This decrease was primarily the result of the temporary idling of our Yorktown refining operations during the latter part of 2010 and decreased sales volumes at the El Paso refinery due to a weather related outage. During the first quarter of 2011, we sold 14.8 million barrels of refined products compared to 22.5 million barrels (including 5.6 million barrels from the Yorktown refinery) for the same period in 2010. This decrease was partially offset by increased sales prices of refined products. The average sales price per barrel increased from $85.16 in the first quarter of 2010, to $115.34 in the first quarter of 2011, an increase of 35.4%.

     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $1,538.2 million for the three months ended March 31, 2011, compared to $1,807.2 million for the three months ended March 31, 2010, a decrease of $269.0 million, or 14.9%. This decrease was primarily the result of the temporary idling of our Yorktown refining operations during the latter part of 2010 and decreased crude purchase volumes at the El Paso refinery due to the weather related outage. During the first quarter of 2011, we purchased 10.0 million barrels of crude oil compared to 15.9 million barrels in the first quarter of 2010 (including 4.7 million barrels for the Yorktown refinery), a decrease of 37.1%. Partially offsetting this decrease was an increase in the average cost of crude purchased. The average cost per barrel increased from $76.96 in the first quarter of 2010, to $92.82 in the first quarter of 2011, an increase of 20.6%. Refinery gross margin per throughput barrel increased from $6.38 in the first quarter of 2010 to $15.83 in the first quarter of 2011. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $12.99 and $4.69 for the three months ended March 31, 2011 and 2010, respectively. Cost of products sold included $35.0 million and $2.8 million in realized and unrealized economic hedging losses for the three months ended March 31, 2011 and 2010, respectively.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $81.1 million for the three months ended March 31, 2011, compared to $82.1 million for the three months ended March 31, 2010, a decrease of $1.0 million, or 1.2%. This decrease primarily resulted from the temporary suspension of the Yorktown refinery ($13.8 million) and decreases from the Southwest refineries in energy expenses ($2.2 million), property taxes ($0.6 million), and insurance expense ($0.6 million). These decreases were partially offset by increases from the Southwest refineries in maintenance expense, mainly due to the weather related outage at the El Paso refinery ($9.0 million), personnel expenses resulting from the reversal of our 2009 incentive bonus accrual in the first quarter of 2010 ($3.4 million), chemicals and catalysts ($1.5 million), and increased environmental expenses resulting from 2010 cost recoveries for remediation projects at the El Paso refinery and various other remediation reductions in 2010 ($0.9 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $2.6 million for the three months ended March 31, 2011, compared to $3.1 million for the three months ended March 31, 2010, a decrease of $0.5 million, or 16.1%. This decrease primarily resulted from a gain on disposal of assets ($3.8 million). This decrease was partially offset by increased personnel costs primarily related to the first quarter 2010 reversal of our 2009 incentive bonus accrual ($3.5 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the quarter ended March 31, 2011, we incurred no maintenance turnaround costs compared to $23.3 million for the turnaround at the south side of the El Paso refinery in the first quarter of 2010.
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2011 was $31.1 million, compared to $29.3 million for the three months ended March 31, 2010, an increase of $1.8 million primarily due to differences in the timing of various assets reaching the end of their estimated useful lives.
     Operating Income (Loss). Operating income was $57.8 million for the three months ended March 31, 2011, compared to an operating loss of $26.9 million for the three months ended March 31, 2010, an increase of $84.7 million. This increase was attributable primarily to increased refinery gross margins in the first quarter of 2011 compared to the first quarter of 2010 and decreased maintenance turnaround expenses.

Wholesale Segment

	Three Months Ended
	March 31,
	2011 (3)	2010
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$1,046,021	$513,838
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,010,150	493,890
Direct operating expenses (exclusive of depreciation and amortization)	15,770	9,961
Selling, general, and administrative expenses	2,046	1,868
Depreciation and amortization	1,136	1,385

Total operating costs and expenses	1,029,102	507,104

Operating income	$16,919	$6,734

Operating Data:
Fuel gallons sold (in thousands)	360,094	217,739
Fuel margin per gallon (1)	$0.09	$0.07
Lubricant sales	$26,176	$23,392
Lubricant margin (2)	12.2%	8.4%

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per gallon data)
Net Sales:
Fuel sales	$1,103,362	$540,591
Excise taxes included in fuel sales	(91,551)	(57,407)
Lubricant sales	26,176	23,392
Other sales	8,034	7,262

Net sales	$1,046,021	$513,838

Cost of Products Sold:
Fuel cost of products sold	$1,075,127	$526,236
Excise taxes included in fuel sales	(91,551)	(57,407)
Lubricant cost of products sold	22,976	21,430
Other cost of products sold	3,598	3,631

Cost of products sold	$1,010,150	$493,890

Fuel margin per gallon (1)	$0.09	$0.07

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(2)	Lubricant margin is a measurement calculated by dividing the difference between lubricant sales and lubricant cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.
(3)	Our wholesale segment began selling finished product through our Yorktown facility during January 2011. The finished products sold through our Yorktown facility were purchased from third parties. Net sales of $263.0 million, cost of products sold of $250.5 million, and direct operating costs of $1.6 million were from new wholesale activities through our Yorktown facility without comparable activity in the prior period.

     Our wholesale segment began selling finished product through our Yorktown facility during January 2011. The finished products sold through our Yorktown facility were purchased from third parties. Further discussion of the impact of this new wholesale activity is included in the period to period comparisons below.
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the three months ended March 31, 2011 were $1,046.0 million, compared to $513.8 million for the three months ended March 31, 2010, an increase of $532.2 million, or 103.6%. Net sales of $263.0 million were from new wholesale activities through our Yorktown facility without comparable activity in the prior period. The remainder of the increase was primarily due to an increase in the sales price of refined products, sales price of lubricants, increased fuel sales volume, and increased freight billed. The average sales price per gallon of refined products, including excise taxes, increased from $2.48 in the first quarter of 2010 to $3.10 in the first quarter of 2011. The average sales price per gallon of lubricants increased from $9.33 in the first quarter of 2010 to $10.14 in the first quarter of 2011. Southwest wholesale fuel sales volume increased from 217.7 million gallons in the first quarter of 2010 to 263.3 million gallons for the same period in 2011. Fuel sales volume for the three months ended March 31, 2011 included 28.5 million gallons sold to our Retail group compared to 10.7 million gallons for the same period during 2010.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $1,010.2 million for the three months ended March 31, 2011, compared to $493.9 million for the three months ended March 31, 2010, an increase of $516.3 million, or 104.5%. Cost of products sold of $250.5 million were from new wholesale activities through our Yorktown facility without comparable activity in the prior period. The remainder of the increase was primarily due to increased costs of refined products, cost of lubricants, and purchased fuel volume. The average cost per gallon of refined products, including excise taxes, increased from $2.41 in the first quarter of 2010 to $3.04 in the first quarter of 2011. The average cost per gallon of lubricants increased from $8.55 in the first quarter of 2010 to $8.90 for the first quarter in 2011. Cost of products sold included $1.5 million in realized and unrealized economic hedging losses for the three months ended March 31, 2011.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $15.8 million for the three months ended March 31, 2011, compared to $10.0 million for the three months ended March 31, 2010, an increase of $5.8 million, or 58.0%. Direct operating expenses of $1.6 million were for terminaling and storage fees at our Yorktown facility for the three months ended March 31, 2011 without comparable activity in the prior period. The remainder of the increase primarily resulted from increases in personnel costs ($2.7 million), operating materials and supplies ($0.9 million), and leases ($0.3 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $2.0 million for the three months ended March 31, 2011, compared to $1.9 million for the three months ended March 31, 2010, an increase of $0.1 million, or 5.3%.
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2011 was $1.1 million compared to $1.4 million for the three months ended March 31, 2010.
     Operating Income. Operating income for the three months ended March 31, 2011 was $16.9 million, compared to $6.7 million for the three months ended March 31, 2010, an increase of $10.2 million, or 152.2%. Operating income of $11.0 million were from the sales activities of our wholesale segment through our Yorktown facility without comparable activity in the prior period. This increase was offset by increased direct operating expenses of our Southwest wholesale operations and selling, general, and administrative expenses.

Retail Segment

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$183,743	$158,580
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	163,053	138,147
Direct operating expenses (exclusive of depreciation and amortization)	16,351	16,166
Selling, general, and administrative expenses	1,126	702
Depreciation and amortization	2,436	2,406

Total operating costs and expenses	182,966	157,421

Operating income	$777	$1,159

Operating Data:
Fuel gallons sold (in thousands)	46,275	46,364
Fuel margin per gallon (1)	$0.15	$0.15
Merchandise sales	$43,646	$42,751
Merchandise margin (2)	28.3%	27.9%
Operating retail outlets at period end	150	150

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per gallon data)
Net Sales:
Fuel sales	$151,706	$127,297
Excise taxes included in fuel revenues	(17,929)	(17,481)
Merchandise sales	43,646	42,751
Other sales	6,320	6,013

Net sales	$183,743	$158,580

Costs of Products Sold:

Fuel cost of products sold	$144,752	$120,141
Excise taxes included in fuel cost of products sold	(17,929)	(17,481)
Merchandise cost of products sold	31,308	30,837
Other cost of products sold	4,922	4,650

Cost of products sold	$163,053	$138,147

Fuel margin per gallon (1)	$0.15	$0.15

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold.

(2)	Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the convenience store industry to measure operating results related to merchandise sales.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the three months ended March 31, 2011 were $183.7 million, compared to $158.6 million for the three months ended March 31, 2010, an increase of $25.1 million, or 15.8%. This increase was primarily due to an increase in the sales price of gasoline, diesel fuel, and merchandise sales. The average sales price per gallon including excise taxes increased from $2.75 in the first quarter of 2010 to $3.28 in the first quarter of 2011.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $163.1 million for the three months ended March 31, 2011, compared to $138.1 million for the three months ended March 31, 2010, an increase of $25.0 million, or 18.1%. This increase was primarily due to increased costs of gasoline and diesel fuel. Average fuel cost per gallon including excise taxes increased from $2.59 in the first quarter of 2010 to $3.13 in the first quarter of 2011.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $16.4 million for the three months ended March 31, 2011, compared to $16.2 million for the three months ended March 31, 2010, an increase of $0.2 million, or 1.2%.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $1.1 million for the three months ended March 31, 2011, compared to $0.7 million for the three months ended March 31, 2010, an increase of $0.4 million, or 57.1%. This increase was primarily due to changed allocations between direct operating expenses and selling, general, and administrative costs.
     Depreciation and Amortization. Depreciation and amortization was $2.4 million for the three months ended March 31, 2011 and 2010, respectively.
     Operating Income. Operating income for the three months ended March 31, 2011 was $0.8 million, compared to $1.2 million for the three months ended March 31, 2010, a decrease of $0.4 million, or 33.3%. This decrease was primarily due to increased selling, general, and administrative expenses and operating expenses in the first quarter of 2011 compared to the same period in 2010.

Outlook
     The weak global economy over the past two years has resulted in decreased demand for refined products. The decreased demand along with narrowing differentials between light and heavy crude oil prices negatively impacted our refining margins through the first quarter of 2010. Beginning in the second quarter of 2010, our refining margins improved due to increased demand, primarily for diesel fuel. During the early part of 2011, our refining margins continued to strengthen. This strengthening is due to a combination of factors including increased gasoline crack spreads, continued strong diesel demand, and a supply/demand imbalance of WTI crude oil in the Mid-Continent. This is a positive development for us as all of our crude oil purchases are based on pricing tied to WTI. In the near term, these factors appear as if they will largely remain stable, which should result in continuing strong margins. Nevertheless, recently our margins have shown significant volatility that could return for any number of reasons discussed elsewhere in this Form 10-Q.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and borrowings under our Revolving Credit Agreement. We ended the quarter with $11.9 million of cash and cash equivalents, no borrowings under our Revolving Credit Agreement, and $401.6 million in available borrowing capacity after $318.1 million in outstanding letters of credit.
     We continually evaluate additional alternatives to further improve our capital structure by increasing our cash balances and/or reducing or refinancing a portion of the remaining balance on our long-term debt. These alternatives include various strategic initiatives and potential asset sales as well as potential public or private equity or debt financings. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We can give no assurances that we will be able to sell any of our assets or to obtain additional financing on terms acceptable to us, or at all.
Cash Flows
     The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows used in operating activities	$(21,041)	$(147,572)
Cash flows provided by (used in) investing activities	828	(18,738)
Cash flows provided by (used in) financing activities	(27,766)	116,750

Net decrease in cash and cash equivalents	$(47,979)	$(49,560)

     Net cash used in operating activities for the three months ended March 31, 2011 was $21.0 million compared to $147.6 million for the same period in 2010. The increase in net cash from operating activities is primarily due to the increase in period net income ($42.9 million), income tax refunds ($32.6 million), and decreases in uses of cash from our operating assets and liabilities ($32.9 million). Net cash provided by investing activities for the three months ended March 31, 2011 was $0.8 million compared to net cash used of $18.7 million for the same period in 2010. The increase in net cash from investing activities is due to a decrease in our capital expenditures ($8.1 million) and proceeds from the disposal of assets that did not occur during 2010 ($11.6 million). Net cash used in financing activities for the three months ended March 31, 2011 was $27.8 million compared to net cash provided of $116.8 million for the same period in 2010. The change between periods was driven by payments made on long-term debt during the three months ended March 31, 2011 ($25.0 million) versus payments made on long-term debt during the same period in 2010 ($3.3 million) offset by net borrowing increases under our Revolving Credit Agreement during 2010 ($120.0 million).
Future Capital Expenditures
     We currently expect to spend approximately $62.2 million (excluding capitalized interest) in capital expenditures for all of 2011. This includes $31.1 million in regulatory spending, $20.6 million in maintenance spending, and $10.5 million in discretionary spending. The regulatory spending includes $13.9 million in a new wastewater treatment plant and equipment for reducing air emissions at our Gallup refinery and $14.8 million in site relocation, tank maintenance, and air emissions reduction equipment at our El Paso refinery.

Indebtedness
     Our capital structure at March 31, 2011 and 2010 was as follows:

	March 31,	March 31,
	2011	2010
	(In thousands)
Debt, including current maturities:
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $23,984 and $26,380, respectively	$301,016	$298,620
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $15,766 and $19,527, respectively	259,233	255,473
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $43,573 and $53,792, respectively	171,877	161,658
Term Loan, due 2017, net of unamortized discount of $3,246 in 2011	321,754	351,557
Revolving Credit Agreement, due 2015	—	170,000

Total long-term debt	1,053,880	1,237,308
Stockholders’ equity	693,123	658,385

Total capitalization	$1,747,003	$1,895,693

     Our Senior Secured Floating Rate Notes pay interest at a rate equal to three-month LIBOR (subject to a floor of 3.25%) plus 7.50% per annum and mature in June 2014. The interest rate on our Senior Secured Floating Rate Notes was 10.75% at March 31, 2011. Our Senior Secured Fixed Rate Notes pay interest at a rate of 11.25% per annum and mature in June 2017.
     The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per annum. As of March 31, 2011, the if-converted value of the Convertible Senior Notes exceeded its principal amount by $122.7 million. The Convertible Senior Notes are convertible, at the option of the holder, during the period commencing on, and including, April 1, 2011, and ending on, and including, June 30, 2011. The conversion right was triggered on March 17, 2011, when the last reported sale price of our common stock exceeded $14.04 for the twentieth day in the thirty consecutive trading day period ending on the last trading day of the calendar quarter. If any Convertible Senior Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of common stock, in cash or a combination thereof.
     On March 29, 2011, we entered into an amended and restated Term Loan Credit Agreement. Lenders under the Term Loan Credit Agreement extended a $325.0 million Term Loan at a discount of 1.00%, the proceeds of which were principally used to refinance the Company's term loans outstanding under the Term Loan Credit Agreement prior to the amendment and restatement. The Term Loan matures in March 2017. The amended and restated Term Loan Credit Agreement eliminated all financial maintenance covenants previously contained in the Term Loan agreement. In addition, the Term Loan under the amended and restated Credit Agreement is guaranteed and secured on the same basis as the term loans under the Term Loan Credit Agreement prior to the amendment and restatement. The Term Loan Credit Agreement provides for principal payments on a quarterly basis of $0.8 million, with the remaining balance due on the maturity date. To effect this amendment, the Company paid $3.7 million in amendment fees. As a result of this amendment, the Company recognized a $4.6 million loss on extinguishment of debt. As a result of the amendment and restatement, the Term Loan bears interest equal to LIBOR (subject to a floor of 1.5%) plus 6.00%. Prior to the amendment and restatement, the Term Loan bore interest equal to LIBOR (subject to a floor of 3.25%) plus 7.50%. The average interest rate under the Term Loan for the three months ended March 31, 2011 and 2010 were 10.62% and 10.75%, respectively.
     The Revolving Credit Agreement includes commitments of $800.0 million composed of a $145.0 million tranche that matures on May 31, 2012 and a $655.0 million tranche that matures on January 1, 2015. Interest rates range from 3.00% to 4.50% over LIBOR. The average interest rates under the two tranches of the Revolving Credit Agreement for the three months ended March 31, 2011 and 2010 were 5.78% and 6.25%, respectively.

Contractual Obligations and Commercial Commitments
     We amended our Term Loan Credit Agreement on March 29, 2011. Under the amendment, we refinanced $325.0 million in term debt and extended the maturity date to May 2017. The revised agreement provides for quarterly principal payments of $0.8 million, with the remaining balance due on the maturity date. The Term Loan Credit Agreement bears interest equal to LIBOR (subject to a floor of 1.50%) plus 6.00%.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of March 31, 2011, we held approximately 5.7 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $56.41 per barrel. At March 31, 2011, aggregated LIFO costs exceeded the current cost of our crude oil, refined product, and other feedstock and blendstock inventories by $235.0 million.
     All commodity futures contracts, price swaps, and options are recorded at fair value and any changes in fair value between periods are recorded under cost of products sold in our Consolidated Statements of Operations.
     We selectively utilize commodity derivatives to manage our price exposure to inventory positions or to fix margins on certain future sales volumes. The commodity derivative instruments may take the form of futures contracts, price swaps, or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for these instruments for financial accounting purposes. Therefore, changes in the fair value of these derivative instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in cost of products sold at the end of each period. For the three months ended March 31, 2011 and 2010, we had $36.5 million and $2.8 million, respectively, in net losses settled or accounted for using mark-to-market accounting.
     At March 31, 2011, we had open commodity derivative instruments consisting of crude oil futures and finished product price swaps on a net 4,784,000 barrels to protect the value of certain crude oil, finished product, and blendstock inventories for future quarters of 2011. These open instruments had total unrealized net losses at March 31, 2011 of $16.8 million.
     During the three months ended March 31, 2011, we did not have any commodity derivative instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of March 31, 2011, $600.0 million of our outstanding debt, excluding unamortized discounts, was at floating interest rates based on LIBOR and prime rates. An increase in these base rates of 1% would increase our interest expense by $6.0 million per year.

Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II

Item 1A.	Risk Factors
     A discussion of the risks we face can be found in our 2010 annual report on Form 10-K under Part I, Item 1A. Risk Factors. As of the date hereof, there have been no material changes to the risk factors set forth in our 2010 annual report on Form 10-K.

Item 6. Exhibits

Number	Exhibit Title
10.1	Amended and Restated Term Loan Credit Agreement dated as of March 29, 2011, among the Company, as Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2011).

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke Gary R. Dalke	Chief Financial Officer (Principal Financial Officer)	May 6, 2011