Form 10-Q
period 2011-06-30
Western Refining, Inc.
filed 2011-08-05
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
Yes ☐ No ☑
As of July 29, 2011, there were 90,816,120 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES
INDEX

Part I. Financial Information	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	3

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosure About Market Risk	49

Item 4. Controls and Procedures	50

Part II. Other Information	50

Item 1A. Risk Factors	50

Item 6. Exhibits	51

Signatures	52

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Forward-Looking Statements
     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II — Item 1, Legal Proceedings relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, our expectations concerning crack spreads, diesel demand, the discount of WTI crude oil to Brent crude oil, margins, deferred taxes, capital expenditures, liquidity and capital resources, our working capital requirements, our ability to improve our capital structure through asset sales and/or through certain financings, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, timing of future maintenance turnarounds, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
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
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	availability of renewable fuels for blending and Renewal Identification Numbers, or RIN, to meet Renewable Fuel Standards, or RFS, obligations;

•	changes in crack spreads;

•	changes in the spread between West Texas Intermediate, or WTI, crude oil and West Texas Sour, or WTS, crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Maya crude oil, also known as the light/heavy spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	conditions in the capital markets;

•	instability and volatility in the financial markets, including as a result of U.S. government actions or inactions to deal with the U.S. government debt and deficit;

•	construction of new, or expansion of existing product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems on our operations;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects, and failure to realize the expected benefits from those projects;

  i

•	effects of, and costs relating to compliance with current and future local, state, and federal environmental, economic, climate change, safety, tax and other laws, policies and regulations, and enforcement initiatives;

•	rulings, judgments, or settlements in litigation, or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;

•	the price, availability, and acceptance of alternative fuels and alternative fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism, and other matters beyond our control; and

•	other factors discussed in more detail under Part I — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, or 2010 10-K, which are incorporated herein by this reference.
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
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$173,205	$59,912
Accounts receivable, trade, net of a reserve for doubtful accounts of $1,875 and $3,896, respectively	298,870	269,596
Inventories	351,203	365,673
Prepaid expenses	119,263	73,391
Other current assets	145,545	57,131

Total current assets	1,088,086	825,703
Property, plant, and equipment, net	1,638,193	1,688,154
Intangible assets, net	58,436	59,945
Other assets, net	49,637	54,344

Total assets	$2,834,352	$2,628,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,488	$294,662
Accrued liabilities	184,122	136,362
Deferred income tax liability, net	58,273	58,929
Current portion of long-term debt	3,250	63,000

Total current liabilities	567,133	552,953

Long-term liabilities:
Long-term debt, less current portion	1,054,375	1,006,531
Deferred income tax liability, net	395,579	361,292
Other liabilities	21,649	31,777

Total long-term liabilities	1,471,603	1,399,600

Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 89,865,876 and 89,025,010 shares issued, respectively	899	890
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	595,307	588,215
Retained earnings	222,167	109,871
Accumulated other comprehensive loss, net of tax	(1,314)	(1,940)
Treasury stock, 698,006 shares at cost	(21,443)	(21,443)

Total stockholders’ equity	795,616	675,593

Total liabilities and stockholders’ equity	$2,834,352	$2,628,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$2,557,884	$2,145,337	$4,397,472	$4,060,732
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,188,184	1,906,941	3,800,911	3,672,402
Direct operating expenses (exclusive of depreciation and amortization)	117,405	113,968	228,412	220,948
Selling, general, and administrative expenses	24,807	21,023	45,204	37,453
Maintenance turnaround expense	704	—	704	23,286
Depreciation and amortization	34,349	34,759	69,720	69,041

Total operating costs and expenses	2,365,449	2,076,691	4,144,951	4,023,130

Operating income	192,435	68,646	252,521	37,602
Other income (expense):
Interest income	139	136	231	166
Interest expense and other financing costs	(33,504)	(37,295)	(67,996)	(74,069)
Amortization of loan fees	(2,239)	(2,420)	(4,574)	(4,834)
Loss on extinguishment of debt	—	—	(4,641)	—
Other, net	880	4,164	1,168	3,799

Income (loss) before income taxes	157,711	33,231	176,709	(37,336)
Provision for income taxes	(57,640)	(18,878)	(64,413)	21,000

Net income (loss)	$100,071	$14,353	$112,296	$(16,336)

Net earnings (loss) per share:
Basic	$1.10	$0.16	$1.24	$(0.19)
Diluted	$0.94	$0.16	$1.09	$(0.19)

Weighted average common shares outstanding:
Basic	89,083	88,222	88,727	88,115
Diluted	109,792	88,222	109,630	88,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$112,296	$(16,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69,720	69,041
Amortization of loan fees	4,574	4,834
Amortization of original issue discount	8,963	7,683
Loss on extinguishment of debt	4,641	—
Reserve for doubtful accounts	74	728
Deferred income taxes	33,631	(19,699)
Excess tax benefit from stock-based compensation	2,941	—
Stock-based compensation expense	4,160	2,453
Gain on disposal of assets	(3,828)	(121)
Changes in operating assets and liabilities:
Accounts receivable	(29,348)	(2,130)
Inventories	14,470	(25,736)
Prepaid expenses	(45,872)	(80,454)
Other assets	(88,430)	(5,056)
Accounts payable	26,826	(54,678)
Accrued liabilities	39,629	(14,597)
Other long-term liabilities	(9,685)	(12,055)

Net cash provided by (used in) operating activities	144,762	(146,123)

Cash flows from investing activities:
Capital expenditures	(26,002)	(37,081)
Proceeds from the sale of assets	11,635	190

Net cash used in investing activities	(14,367)	(36,891)

Cash flows from financing activities:
Payments on long-term debt	(25,813)	(6,500)
Revolving credit facility, net	—	135,000
Proceeds from financing arrangement	12,322	—
Deferred financing costs	(670)	—
Excess tax benefit from stock-based compensation	(2,941)	—

Net cash provided by (used in) financing activities	(17,102)	128,500

Net increase (decrease) in cash and cash equivalents	113,293	(54,514)
Cash and cash equivalents at beginning of period	59,912	74,890

Cash and cash equivalents at end of period	$173,205	$20,376

Supplemental disclosures of cash flow information for:
Income taxes refunded	$15,753	$50,732
Interest paid	60,148	69,217
Non-cash investing and financing activities:
Debt costs incurred for modification of long-term debt agreement	3,693	—
Reduction of long-term debt for original issue discount	3,250	—
Reduction of debt proceeds to pay accrued interest	1,250	—
Accrued capital expenditures	—	(180)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$100,071	$14,353	$112,296	$(16,336)
Other comprehensive income (loss) items:
Defined benefit plans:
Reclassification of gain (loss) to income	21	2	42	5
Recognition of pension plan settlements	200	—	1,060	441
Pension plan termination adjustment	—	175	—	175

Other comprehensive income before tax	221	177	1,102	621
Income tax	(75)	(64)	(476)	(198)

Other comprehensive income, net of tax	146	113	626	423

Comprehensive income (loss)	$100,217	$14,466	$112,922	$(15,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization
     The “Company” or “Western” may be used to refer to Western Refining, Inc. and, unless the context otherwise requires, its subsidiaries. Any references to the Company as of a date prior to September 16, 2005 (the date of Western Refining, Inc.’s formation) are to Western Refining Company, L.P. (“Western Refining LP”). On May 31, 2007, Giant Industries, Inc. (“Giant”) became a wholly-owned subsidiary of the Company. Any references to the Company prior to this date exclude the operations of Giant.
     The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. Of the four refineries the Company owns, it currently operates two: one in El Paso, Texas and one near Gallup in the Four Corners region of Northern New Mexico. The Company indefinitely idled its refining facility near Bloomfield, New Mexico during the latter part of 2009 and temporarily suspended the refining operations of its Yorktown, Virginia facility in the latter part of 2010. Primarily, the Company operates in West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined product distribution terminals in Bloomfield, New Mexico; Albuquerque, New Mexico; and Yorktown, Virginia, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of June 30, 2011, the Company also operated 169 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, Utah, and Virginia.
     The Company’s operations include three business segments: the refining group, the wholesale group, and the retail group. See Note 3, Segment Information, for a further discussion of the Company’s business segments.
2. Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.
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
Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. There were no cash equivalents at June 30, 2011 or December 31, 2010.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Beginning in the second quarter of 2009, price differentials between sour and heavy crude oil and light sweet crude oil narrowed significantly. Narrow heavy light crude oil differentials negatively impacted the results of operations for the Yorktown refinery. Due to narrow heavy light crude oil differentials and other continuing unfavorable economic conditions, the Company temporarily suspended refining operations at the Yorktown facility in September 2010. The Company continues to operate the Yorktown facility as a refined product distribution terminal, primarily for the benefit of the Company. The Company performed an impairment analysis in connection with the temporary suspension of the Yorktown refining operations. No impairment existed as a result of that analysis. The Company routinely monitors crack spread and heavy light crude oil differential forecasts and other refining related market data for indications that assumptions used in its impairment analysis should be revised or updated. Management has considered the available data and has concluded that revisions to its impairment analysis are not required and that no impairment of the Yorktown long-lived assets exists as of June 30, 2011.
     Due to the uncertainty of various assumptions used in the Company’s impairment analysis, the potential for future impairment remains. The longer the period of dormancy of the refining equipment, the more problematic a restart of reliable refining operations can become. The Company currently anticipates a six to nine month pre-restart maintenance period will be required before the Yorktown refinery can be restarted, at an estimated cost of approximately $65.0 million, which includes the cost of a maintenance turnaround. If it becomes apparent to management in the future that the Company will not restart the refining operations during 2013 or if its future cash flow forecasts change significantly, an indication of potential impairment could exist at that time. Impairments related to Yorktown could have a material impact on the Company’s results of operations. The carrying value of total long-lived and intangible assets at Yorktown as of June 30, 2011 was $645.1 million, of which $453.5 million were related to Yorktown refining assets.
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
Reclassifications
     Prepaid expenses and other current assets include $1,456 and $12,845, respectively, previously reported as accounts receivable, principally trade in the December 31, 2010 Consolidated Balance Sheet. Accrued liabilities includes $13,984 previously reported as accounts payable in the December 31, 2010 Consolidated Balance Sheet. Items reclassified from accounts receivable included tax refund receivables, prepaid income taxes, product rebate receivables, and other non-trade related receivables. Items reclassified from accounts payable included accrued utilities and various routine non-invoice related accrued expenses. These prior year reclassifications were made to conform to the current presentation. Inclusion of these amounts in prepaid expenses, other current assets, and accrued liabilities provides a better compilation of these assets and liabilities and is consistent with the current eXtensible Business Reporting Language U.S. GAAP Taxonomy.
3. Segment Information
     The Company is organized into three operating segments based on manufacturing and marketing criteria and the nature of their products and services, their production processes, and their types of customers. These segments are the refining group, the wholesale group, and the retail group. A description of each segment and its principal products follows:
     Refining Group. The Company’s refining group currently operates two refineries: one in El Paso, Texas (the “El Paso refinery”) and one near Gallup, New Mexico (the “Gallup refinery”). The refining group also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, three stand-alone refined product distribution terminals, and four asphalt terminals. The two refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. The Company purchases crude oil, other feedstocks, and blending components from various suppliers. The Company also acquires refined products through exchange agreements and from various third-party suppliers. The Company sells these products through its own service stations, its own wholesale channels, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Wholesale Group. The Company’s wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of refined product and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Texas, Utah, and Virginia. The Company’s wholesale group purchases petroleum fuels and lubricants from third-party suppliers and from the refining group. As of January 2011, wholesale operations include the distribution of finished product through the Company’s Yorktown facility. The finished products sold through the Yorktown facility are purchased from third parties.
     Retail Group. The Company’s retail group operates service stations that include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s wholesale group supplies the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and beverage and food products from various suppliers. At June 30, 2011, the Company’s retail group operated 169 service stations and convenience stores or kiosks located in Arizona, New Mexico, and Colorado. During the second quarter of 2011, the retail group acquired two convenience stores for a net purchase price of $4.3 million, entered into three individual convenience store leases, and entered into a master agreement to lease 14 additional convenience stores. No significant contribution to retail net sales or operating income occurred during the second quarter of 2011 as a result of these acquisitions and new leases.
     Seasonality. Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended to the gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, the Company’s operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2011 and 2010 are presented below:

	For the Three Months Ended June 30, 2011
	Refining	Wholesale	Retail
	Group	Group (2)	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,264,161	$1,072,349	$221,374	$—	$2,557,884
Intersegment revenues (1)	994,465	183,651	7,045	—	—

Operating income (loss)	$202,435	$649	$3,430	$(14,079)	$192,435
Other income (expense), net					(34,724)

Income before income taxes					$157,711

Depreciation and amortization	$30,141	$1,088	$2,386	$734	$34,349
Capital expenditures	9,001	1,248	4,840	134	15,223

(1)	Intersegment revenues of $1,185.2 million have been eliminated in consolidation.

(2)	For the three months ended June 30, 2011, the Wholesale group results included $343.2 million of net sales and $6.7 million of operating loss related to the Company’s East Coast wholesale operations through the Yorktown facility. There were no such operations during the three months ended June 30, 2010.

	For the Six Months Ended June 30, 2011
	Refining	Wholesale	Retail
	Group (2)	Group (3)	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,030,313	$1,968,290	$398,869	$—	$4,397,472
Intersegment revenues (1)	1,939,030	333,731	13,293	—	—

Operating income (loss)	$260,225	$17,568	$4,207	$(29,479)	$252,521
Other income (expense), net					(75,812)

Income before income taxes					$176,709

Depreciation and amortization	$61,193	$2,224	$4,822	$1,481	$69,720
Capital expenditures	18,526	1,448	5,320	708	26,002
Total assets at June 30, 2011	2,241,395	213,657	160,100	219,200	2,834,352

(1)	Intersegment revenues of $2,286.1 million have been eliminated in consolidation.

(2)	Included in refining assets are $12.0 million in long-lived assets currently located at the Bloomfield facility that the Company intends to relocate and place into service at the Gallup refinery. The Company currently plans to place these assets in service during the scheduled 2012 Gallup maintenance turnaround. Also included in refining assets are $453.5 million in long-lived and intangible assets that the Company has temporarily idled at the Yorktown facility, which the Company plans to place back in service during 2013. Unforeseen circumstances could alter the Company’s planned time lines or prevent full utilization of these assets in the future. As such, risk of partial or full impairment exists.

(3)	For the six months ended June 30, 2011, the Wholesale group results included $606.2 million of net sales and $4.3 million of operating income related to the Company’s East Coast wholesale operations through the Yorktown facility. There were no such operations during the six months ended June 30, 2010.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended June 30, 2010
	Refining	Wholesale	Retail
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,476,823	$490,229	$178,285	$—	$2,145,337
Intersegment revenues (1)	656,097	146,819	5,927	—	—

Operating income (loss)	$71,501	$5,001	$5,118	$(12,974)	$68,646
Other income (expense), net					(35,415)

Income before income taxes					$33,231

Depreciation and amortization	$29,501	$1,319	$2,729	$1,210	$34,759
Capital expenditures	16,031	135	2,072	—	18,238

(1)	Intersegment revenues of $808.8 million have been eliminated in consolidation.

	For the Six Months Ended June 30, 2010
	Refining	Wholesale	Retail
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,809,206	$919,311	$332,215	$—	$4,060,732
Intersegment revenues (1)	1,241,672	231,575	10,577	—	—

Operating income (loss)	$44,558	$11,735	$6,277	$(24,968)	$37,602
Other income (expense), net					(74,938)

Loss before income taxes					$(37,336)

Depreciation and amortization	$58,777	$2,704	$5,135	$2,425	$69,041
Capital expenditures	34,486	407	2,118	70	37,081
Total assets at June 30, 2010	2,469,239	166,044	155,031	55,985	2,846,299

(1)	Intersegment revenues of $1,483.8 million have been eliminated in consolidation.
4. Fair Value Measurement
     The Company utilizes the market approach when measuring fair value of its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated their fair values at June 30, 2011 and December 31, 2010 due to their short-term maturities. The following tables represent the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and the basis for that measurement:

Fair Value Measurement at June 30, 2011 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial assets:
Commodity hedging contracts	$15,447	$—	$15,447	$—

Financial liabilities:
Commodity hedging contracts	$36,890	$—	$36,890	$—

Fair Value Measurement at December 31, 2010 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial liabilities:
Commodity hedging contracts	$1,173	$—	$1,173	$—
     As of June 30, 2011 and December 31, 2010, the carrying amount and estimated fair value of the Company’s debt was as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Carrying amount	$1,057,625	$1,069,531
Fair value	1,375,220	1,261,704
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
5. Inventories
     Inventories were as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Refined products (1)	$180,747	$189,994
Crude oil and other raw materials	146,098	152,155
Lubricants	11,644	11,456
Convenience store merchandise	12,714	12,068

Inventories	$351,203	$365,673

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Includes $20.5 million and $10.0 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at June 30, 2011 and December 31, 2010, respectively.
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
     As of June 30, 2011 and December 31, 2010, refined products and crude oil and other raw materials totaled 5.3 million barrels and 5.7 million barrels, respectively. At June 30, 2011, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $229.4 million. At December 31, 2010, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $173.5 million.
     During the second quarter of 2011, the Company recorded LIFO liquidations caused by permanently decreased levels in inventory volumes that were consistent with the Company’s expectations of 2011 year-end inventory levels of certain refined products, crude oil, and other raw materials. The effect of these liquidations increased gross profit by $10.0 million, net income by $6.3 million, and net earnings per diluted share by $0.07 for the three and six months ended June 30, 2011. There were no LIFO liquidations during the first half of 2010.
     Average LIFO cost per barrel of the Company’s refined products and crude oil and other raw materials inventories as of June 30, 2011 and December 31, 2010 is shown below:

	June 30,			December 31,
	2011			2010
			Average			Average
			LIFO			LIFO
			Cost Per			Cost Per
	Barrels	LIFO Cost	Barrel	Barrels	LIFO Cost	Barrel
	(In thousands, except cost per barrel)
Refined products	2,314	$160,199	$69.23	2,574	$180,031	$69.94
Crude oil and other	3,011	146,098	48.52	3,115	152,155	48.85

	5,325	$306,297	57.52	5,689	$332,186	58.39

6. Prepaid Expenses
     Prepaid expenses were as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Prepaid crude oil and other raw materials inventories	$98,487	$56,257
Prepaid insurance and other	20,776	17,134

Prepaid expenses	$119,263	$73,391

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Other Current Assets
     Other current assets were as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Exchange and other receivables	$50,072	$4,422
Materials and chemicals inventories	39,424	38,591
Commodity hedging activities receivable	40,786	3,173
Excise and other taxes receivable	15,263	10,945

Other current assets	$145,545	$57,131

8. Property, Plant, and Equipment, Net
     Property, plant, and equipment, net was as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Refinery facilities and related equipment	$1,803,581	$1,733,803
Pipelines, terminals, and transportation equipment	92,924	91,149
Retail and wholesale facilities and related equipment	190,660	185,359
Other	21,823	20,856
Construction in progress	30,934	94,894

	2,139,922	2,126,061
Accumulated depreciation	(501,729)	(437,907)

Property, plant, and equipment, net	$1,638,193	$1,688,154

     Depreciation expense was $33.2 million and $67.4 million for the three and six months ended June 30, 2011, and $33.6 million and $66.9 million for the three and six months ended June 30, 2010, respectively. Included in property, plant, and equipment, net, at June 30, 2011 were $465.5 million in idled assets related to the Company’s temporarily idled Yorktown ($453.5 million) and indefinitely idled Bloomfield ($12.0 million) refineries. The majority of these assets are included under refinery facilities and related equipment in the table above. All idled assets continue to be depreciated over their respective estimated useful lives and are subject to the same impairment considerations and periodic review of estimated useful lives as productive assets.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Intangible Assets, Net
     Intangible assets, net were as follows:

							Weighted
	June 30, 2011			December 31, 2010			Average
	Gross		Net	Gross		Net	Amortization
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Period
	Value	Amortization	Value	Value	Amortization	Value	(Years)
	(In thousands)
Amortizable assets:
Licenses and permits	$39,516	$(12,194)	$27,322	$39,151	$(10,698)	$28,453	9.1
Customer relationships	6,300	(1,515)	4,785	6,300	(1,305)	4,995	11.4
Rights-of-way	6,525	(1,609)	4,916	6,525	(1,267)	5,258	5.9
Other	1,644	(1,182)	462	1,360	(670)	690	5.5

	53,985	(16,500)	37,485	53,336	(13,940)	39,396

Unamortizable assets:
Trademarks	4,800	—	4,800	4,800	—	4,800
Liquor licenses	16,151	—	16,151	15,749	—	15,749

Totals	$74,936	$(16,500)	$58,436	$73,885	$(13,940)	$59,945

     Intangible asset amortization expense for the three and six months ended June 30, 2011 was $1.0 million and $2.1 million, respectively, based on estimated useful lives ranging from 6 to 20 years. Intangible asset amortization expense for the three and six months ended June 30, 2010 was $1.0 million and $1.9 million, respectively, based on estimated useful lives ranging from 10 to 15 years. Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2011	$2,392
2012	4,657
2013	4,353
2014	4,162
2015	3,684
2016	3,513
10. Other Assets, Net
     Other assets, net were as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Unamortized loan fees	$34,037	$38,930
Other	15,600	15,414

Other assets, net	$49,637	$54,344

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Accrued and Other Long-Term Liabilities
     Accrued liabilities were as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Accrued income taxes	$43,985	$—
Excise taxes	29,169	39,086
Payroll and related costs	23,786	26,402
Fair value of open commodity hedging positions, net	36,890	1,173
Banking fees and other financing	15,533	2,793
Professional and other	13,000	34,264
Short-term pension obligation	7,269	7,084
Property taxes	5,562	11,323
Environmental reserve	5,305	10,565
Interest	3,623	3,672

Accrued liabilities	$184,122	$136,362

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
     Other long-term liabilities were as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Environmental reserve	$7,848	$7,689
Asset retirement obligations	5,669	5,485
Retiree plan obligations	3,981	3,831
Other	4,151	14,772

Other long-term liabilities	$21,649	$31,777

     As of June 30, 2011, the Company had environmental liability accruals of $13.2 million, of which $5.3 million was in accrued liabilities. These liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%. Environmental liabilities of $1.4 million accrued at June 30, 2011 have not been discounted. As of June 30, 2011, the unescalated, undiscounted environmental reserve related to these liabilities totaled $16.6 million, leaving $4.9 million to be accreted over time.
     The table below summarizes the Company’s environmental liability accruals:

	December 31,	Increase		June 30,
	2010	(Decrease)	Payments	2011
	(In thousands)
Discounted liabilities	$16,934	$2,865	$(8,050)	$11,749
Undiscounted liabilities	1,320	431	(347)	1,404

Total environmental liabilities	$18,254	$3,296	$(8,397)	$13,153

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Long-Term Debt
     Long-term debt was as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $23,231 and $24,618, respectively	$301,769	$300,382
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $14,818 and $16,823, respectively, with an interest rate of 10.75% at June 30, 2011 and 2010	260,182	258,177
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $40,830 and $46,285, respectively	174,620	169,165
Term Loan, due 2017, net of unamortized discount of $3,134 in 2011 with average interest rates of 9.07% and 10.75% for the six months ended June 30, 2011 and 2010, respectively	321,054	341,807
Revolving Credit Agreement with an average interest rate of 5.77% and 6.30% for the six months ended June 30, 2011 and 2010, respectively	—	—

Long-term debt	1,057,625	1,069,531
Current portion of long-term debt	(3,250)	(63,000)

Long-term debt, net of current portion	$1,054,375	$1,006,531

     Amounts outstanding under the Revolving Credit Agreement, if any, are included in the current portion of long-term debt.
     Interest expense and other financing costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Contractual interest:
11.25% Senior Secured Notes	$9,141	$9,140	$18,281	$18,281
Floating Rate Senior Secured Notes	7,473	7,473	14,863	14,863
5.75% Senior Convertible Notes	3,097	3,097	6,194	6,194
Term Loan	6,161	9,421	14,814	18,825
Revolving Credit Agreement	66	1,943	631	3,235

	25,938	31,074	54,783	61,398

Amortization of original issuance discount:
11.25% Senior Secured Notes	753	648	1,388	1,211
Floating Rate Senior Secured Notes	949	740	2,004	1,680
5.75% Senior Convertible Notes	2,743	2,401	5,455	4,792
Term Loan	113	—	116	—

	4,558	3,789	8,963	7,683

Other interest expense	3,008	3,319	5,794	6,628
Capitalized interest	—	(887)	(1,544)	(1,640)

Interest expense and other financing costs	$33,504	$37,295	$67,996	$74,069

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company amortizes original issue discounts using the effective interest method over the respective term of the debt.
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
     Convertible Senior Notes. The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per year. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). The Company valued the conversion feature at June 30, 2009 using a borrowing rate of 13.75% at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. As of June 30, 2011, the if-converted value of the Convertible Senior Notes exceeded its principal amount by $145.0 million.
      The Convertible Senior Notes are presently convertible, at the option of the holder, through and including, September 30, 2011. The Convertible Senior Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of the Company’s common stock exceeds $14.04 for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any Convertible Senior Notes are surrendered for conversion, the Company may elect to satisfy its obligations upon conversion through the delivery of shares of its common stock, in cash or a combination thereof.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Revolving Credit Agreement. The Revolving Credit Agreement includes commitments of $800.0 million composed of a $145.0 million tranche that matures on May 31, 2012 and a $655.0 million tranche that matures on January 1, 2015. The Revolving Credit Facility is an asset-based facility with borrowing base capacity primarily dependent on the Company’s eligible receivables and inventory. The Revolving Credit Agreement is secured on a first priority basis by the Company’s cash and cash equivalents, trade accounts receivable, and inventory, and on a second priority basis by the collateral securing the Term Loan, the Senior Secured Notes, and any future other pari passu secured obligations, which consist of the Company’s fixed assets. Interest rates for the $145.0 million tranche vary based on the Company’s consolidated leverage ratio and range from 3.75% to 4.50% over LIBOR. Interest rates for the $655.0 million tranche vary based on the Company’s borrowing base capacity under the Revolving Credit Agreement and range from 3.00% to 3.75% over LIBOR. The Revolving Credit Agreement provides for a cash dominion requirement that is in effect only if the excess availability under the Revolving Credit Agreement falls below thresholds ranging from 15.0% to 17.5% of the Borrowing Base. As of June 30, 2011, the Company had gross availability under the Revolving Credit Agreement of $679.7 million, of which $355.2 million was used for outstanding letters of credit.
13. Income Taxes
     Compared to the federal statutory rate of 35%, the effective tax rate for both the three and six months ended June 30, 2011 was 36.5%. The effective tax rate for both periods was slightly higher than the statutory rate, primarily due to state tax obligations.
     Compared to the federal statutory rate of 35%, the effective tax rates for the three and six months ended June 30, 2010 were 56.8% and 56.2%, respectively. The effective tax rates for both periods were higher than the statutory rate primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and the Company’s estimate of annual taxable income relative to the results of operations for the period. The federal income tax credits available to small business refiners for production of ultra low sulfur diesel fuel were substantially exhausted during 2010.
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
     The Company believes that it is more likely than not that the benefit from certain state net operating loss (“NOL”) carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $0.8 million has been provided at June 30, 2011 against the deferred tax assets relating to these NOL carryforwards.
     The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. The Company recognized no interest or penalties related to uncertain tax positions for the periods ended June 30, 2011 and 2010.
14. Retirement Plans
     The Company fully recognizes the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements.
     Pensions
     Through June 30, 2011, the Company had distributed $17.8 million ($12.8 million in 2010 and $5.0 million in 2011) from plan assets to plan participants as a result of the temporary idling of Yorktown refining operations and resultant termination of several participants of the Yorktown pension plan. The Yorktown pension plan has been curtailed.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The components of the net periodic benefit cost associated with the Company’s pension plans for certain employees at the El Paso and Yorktown refineries were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010 (1)	2011	2010 (1)
	(In thousands)
Net periodic benefit cost includes:
Service cost	$—	$445	$—	$890
Interest cost	125	280	250	598
Amortization of net loss	25	6	50	13
Expected return on assets	(32)	(300)	(65)	(607)
Settlement expense	200	—	1,060	441
Plan amendments	—	434	—	809

Net periodic benefit cost	$318	$865	$1,295	$2,144

(1)	The Company completed the termination of the defined benefit plan that covered certain El Paso refinery employees during the second quarter of 2010.
Postretirement Obligations
     The components of the net periodic benefit cost associated with the Company’s postretirement medical benefit plans covering certain employees at the El Paso and Yorktown refineries were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net periodic benefit cost includes:
Service cost	$20	$133	$40	$266
Interest cost	57	125	113	250
Amortization of net gain	(4)	(4)	(8)	(8)

Net periodic benefit cost	$73	$254	$145	$508

     Defined Contribution Plans and Deferred Compensation Plan
     The Company sponsors a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. The Company will match participant contributions to the plan subject to certain limitations and a per participant maximum contribution. For each 1% of eligible compensation contributed by the participant, the Company will match 1% up to a maximum of 4% of eligible compensation, provided the participant has a minimum of one year of service with the Company. For the three and six months ended June 30, 2011 and 2010, the Company expensed $1.5 million, $2.8 million, $1.4 million, and $2.6 million, respectively, in connection with this plan.
15. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the six months ended June 30, 2011, the Company entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
     The Company uses crude oil and refined products futures, swap contracts, or options to mitigate the change in value for a portion of its LIFO inventory volumes subject to market price fluctuations and swap contracts to fix the margin on a portion of its future gasoline and distillate production. The physical volumes are not exchanged, and these contracts are net settled with

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
cash. For instruments used to mitigate the change in value of volumes subject to market prices, the Company elected not to pursue hedge accounting treatment for financial accounting purposes, generally because of the difficulty of establishing the required documentation that would allow for hedge accounting at the date that the hedging instrument is entered into. The swap contracts used to fix the margin on a portion of the Company’s future gasoline and distillate production do not qualify for hedge accounting treatment.
     The contract fair value is reflected on the Condensed Consolidated Balance Sheets and the related net gain or loss is recorded within cost of products sold in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At June 30, 2011, the Company had open commodity hedging instruments consisting of crude oil futures and finished products price and crack spread swaps on 23,718,405 barrels primarily to fix the margin on a portion of its future gasoline and distillate production and to protect the value of certain crude oil, finished product, and blendstock inventories. The fair value of the outstanding contracts at June 30, 2011 was a net unrealized loss of $21.4 million, of which $15.5 million were in current assets and $36.9 million were in current liabilities. At December 31, 2010, the Company had open commodity hedging instruments consisting of crude oil futures and finished product price swaps on 1,023,000 barrels primarily to protect the value of certain crude oil, finished product, and blendstock inventories.
     As of June 30, 2011, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2011	2012	2013
Inventory positions (futures and swaps):
Crude oil and refined products — net short positions	456	—	—

Crack spread swaps:
Unleaded crack spread swaps — net short positions	4,475	3,600	—
Distillate crack spread swaps — net short positions	2,750	7,875	4,563
     The Company recognized $30.9 million and $67.4 million, within cost of products sold, of net realized and unrealized losses from hedging activities during the three and six months ended June 30, 2011, respectively. The Company recognized $0.3 million and $3.2 million within cost of products sold, of net realized and unrealized losses from hedging activities during the three and six months ended June 30, 2010, respectively.
16. Stock-Based Compensation
     The Company has two share-based compensation plans, the Western Refining 2006 Long-Term Incentive Plan (the “2006 LTIP”) and the 2010 Incentive Plan of Western Refining (the “2010 Incentive Plan”) which allow for restricted share awards and restricted share unit awards. As of June 30, 2011, there were 38,549 and 3,446,359 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans generally vest over a three-year period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
     Restricted Shares
     Ownership of the shares does not transfer to the recipient until the shares have vested; recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. As of June 30, 2011, there were 1,648,250 restricted shares outstanding.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Restricted Share Units
     Ownership of the units does not transfer to the recipient until the units have vested; recipients do not have voting or dividend rights on these units. Upon vesting, the recipient will be entitled to receive, at the Compensation Committee’s election, the number of shares underlying the restricted share units, a cash payment equal to the share value at the vesting date, or a combination of both. As of June 30, 2011, there were 293,966 unvested restricted share units outstanding.
     The Company recorded stock compensation expense of $2.0 million and $4.2 million for the three and six months ended June 30, 2011, respectively, of which $0.3 million and $0.6 million was included in direct operating expenses and $1.7 million and $3.6 million in selling, general, and administrative expenses, respectively. The excess tax benefit related to the shares that vested during the three and six months ended June 30, 2011 was $0.3 million and $2.9 million, respectively using a statutory blended rate of 37.54%. The aggregate fair value at the grant date of the shares that vested during the three and six months ended June 30, 2011 was $0.7 million and $6.4 million, respectively. The related aggregate intrinsic value of these shares was $1.5 million and $14.0 million, respectively at the vesting date.
     The Company recorded stock compensation expense of $1.3 million and $2.5 million for the three and six months ended June 30, 2010, respectively, of which $0.1 million and $0.3 million was included in direct operating expenses and $1.2 million and $2.2 million in selling, general, and administrative expenses, respectively. The tax deficiency related to the shares that vested during the three and six months ended June 30, 2010 was $0.1 million and $0.9 million, respectively, using a statutory blended rate of 37.17%. The aggregate fair value at the grant date of the shares that vested during the three and six months ended June 30, 2010 was $0.6 million and $4.0 million, respectively. The related aggregate intrinsic value of these shares was $0.4 million and $1.5 million, respectively, at the vesting date.
     As of June 30, 2011, the aggregate fair value at grant date of restricted shares and restricted share units was $10.6 million and $4.8 million, respectively. The aggregate intrinsic value of restricted shares and restricted share units was $29.8 million and $5.3 million, respectively. The unrecognized compensation cost of nonvested restricted shares and restricted share units was $9.1 million and $4.3 million, respectively. Unrecognized compensation costs for restricted shares and restricted share units will be recognized over a weighted-average period of approximately 1.44 years and 2.48 years, respectively. The following table summarizes the Company’s restricted share activity for the three and six months ended June 30, 2011:

	Restricted Share Units		Restricted Shares
		Weighted-Average		Weighted-Average
	Number	Grant-Date	Number	Grant-Date
	of Units	Fair Value	of Shares	Fair Value
Nonvested at December 31, 2010	—	$	$2,438,147	$6.73
Awards granted	251,881	16.35	52,033	11.71
Awards vested	—		(751,481)	7.58
Awards forfeited	—		(160)	13.93

Nonvested at March 31, 2011	251,881	16.35	1,738,539	6.50
Awards granted	42,085	15.78	—
Awards vested	—		(89,385)	7.94
Awards forfeited	—		(904)	12.03

Nonvested at June 30, 2011	293,966	16.27	1,648,250	6.42

17. Earnings Per Share
     As discussed in Note 16, Stock-Based Compensation, the Company has granted shares of restricted stock to certain employees and outside directors of the Company. Although ownership of these shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. Accordingly, the Company applies the two-class method to determine its basic earnings per share.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The computation of basic and diluted earnings per share under the two-class and treasury methods was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic earnings (loss) per common share:
Allocation of earnings (losses):
Net income (loss)	$100,071	$14,353	$112,296	$(16,336)
Distributed earnings	—	—	—	—
Income allocated to participating securities	(1,910)	(217)	(2,571)	—

Undistributed income (loss) available to common shareholders	$98,161	$14,136	$109,725	$(16,336)

Weighted-average number of common shares outstanding:	89,083	88,222	88,727	88,115
Basic earnings (loss) per common share:
Distributed earnings per share	$—	$—	$—	$—
Undistributed earnings (loss) per share	1.10	0.16	1.24	(0.19)

Basic earnings (loss) per common share	$1.10	$0.16	$1.24	$(0.19)

Diluted earnings (loss) per common share:
Net income (loss)	$100,071	$14,353	$112,296	$(16,336)
Tax effected interest related to convertible debt	3,648	—	7,276	—

Net income (loss) available to common stockholders, assuming dilution	$103,719	$14,353	$119,572	$(16,336)

Weighted-average common shares outstanding—assuming dilution:	109,792	88,222	109,630	88,115

Diluted earnings (loss) per common share:	$0.94	$0.16	$1.09	$(0.19)

     The following table reflects potentially dilutive securities that were excluded from the diluted earnings (loss) per common share calculation as the effect of including such shares would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Common equivalent shares from Convertible Senior Notes	—	19,949	—	19,949
Restricted stock	—	13	—	10
18. Contingencies
     Liabilities for future remediation costs are recorded when environmental assessments from governmental regulatory agencies and/or remedial efforts are probable and the costs can be reasonably estimated, generally on an undiscounted basis. Environmental liabilities acquired in a business combination may be discounted dependent upon specific circumstances related to each environmental liability acquired. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Current regulations are applied in determining environmental liabilities and are based on best estimates of probable undiscounted future costs over the estimated period of time expected to complete the remediation activities using currently available technology as well as the Company’s internal environmental policies. Environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible remediation and the timing of such remediation. Such estimates are subject to change due to many factors, including the identification of new sites requiring remediation, changes in environmental laws and regulations and their interpretation, additional information related to the extent and nature of remediation efforts, and potential improvements in remediation technologies. Amounts recorded for environmental liabilities are not reduced by possible recoveries from third parties.

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
     In May 2000, the Company entered into an Agreed Order with the Texas Natural Resources Conservation Commission, now known as the TCEQ, for remediation of the south side of the El Paso refinery property. In August 2000, the Company purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which the Company expensed in 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20 million. In addition, under a settlement agreement with the Company, a subsidiary of Chevron is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but that exceed the $20.0 million threshold. Under the policy, environmental costs outside the scope of the Agreed Order are covered up to $20.0 million and require payment by the Company of a deductible of $0.1 million per incident as well as any costs that exceed the covered limits of the insurance policy.
     On June 30, 2011, the U.S. Environmental Protection Agency (“EPA”) filed notice with the federal district court in El Paso that the EPA and the Company had entered into a proposed consent decree under the Petroleum Refinery Enforcement Initiative (“EPA Initiative”). Under the EPA Initiative, the EPA is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into similar consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. Since December 2003, the Company has been voluntarily discussing a settlement pursuant to the EPA Initiative related to the El Paso refinery. Negotiations with the EPA regarding this Initiative have focused exclusively on air emission programs. The proposed consent decree will not result in any soil or groundwater remediation or clean-up requirements.
     Based on the terms of the proposed consent decree and current information, the Company estimates the total capital expenditures necessary to address the EPA Initiative issues would be approximately $60.0 million, of which the Company has already expended $39.0 million, including: $15.2 million for the installation of a flare gas recovery system that was completed in 2007 and $23.8 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers through June 2011. The Company estimates remaining expenditures of approximately $21.0 million for the NOx emission controls on heaters and boilers during 2011 through 2013. This amount is included in the Company’s estimated capital expenditures for regulatory projects and could change depending upon the actual final settlement reached. The Company anticipates meeting the EPA Initiative NOx requirements for the FCCU using catalyst additives and therefore does not expect additional capital expenditures related to the EPA Initiative NOx requirements for the FCCU.
     Under the terms of the proposed consent decree, the Company will pay a civil penalty of $1.5 million. Final approval of the consent decree is contingent on the EPA’s review of public comments. The public has thirty days to submit comments to the EPA beginning July 7, 2011, with publication of notice of the settlement in the Federal Register. If, after reviewing any public comment, the EPA concludes that the consent decree should be entered, it will seek an order of the Court entering the consent decree. The Company currently has $1.5 million accrued for this matter.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Four Corners Refineries
     Four Corners 2005 Consent Agreements. In July 2005, as part of the EPA Initiative, Giant reached an administrative settlement with the New Mexico Environment Department (“NMED”) and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico (the “2005 NMED Agreement”). In January 2009, the Company and the NMED agreed to an amendment of the 2005 administrative settlement with the NMED (the “2009 NMED Amendment”), which altered certain deadlines and allowed for alternative air pollution controls.
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
     Based on current information and the 2009 NMED Amendment, and negotiating a revision to reflect the indefinite suspension of refining operations at the Bloomfield facility, the Company estimates $17.6 million total remaining capital expenditures will be required pursuant to the 2009 NMED Amendment. The Company has expended a total of $7.4 million through the second quarter of 2011, and expects to spend the remaining $10.2 million throughout the remainder of 2011 and 2012. These capital expenditures will primarily be for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx, and particulate matter from the refineries. The 2009 NMED Amendment also provided for a $2.4 million penalty. The Company completed payment of the penalty between November 2009 and September 2010 to fund a Supplemental Environmental

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Project (“SEP”). The Company does not expect implementation of the requirements in the 2005 NMED Agreement and the associated 2009 NMED Amendment will result in any soil or groundwater remediation or clean-up costs.
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
     The order recognizes that prior work satisfactorily completed may fulfill some of the foregoing requirements. In that regard, the Company has already put in place some remediation measures with the approval of the NMED and the New Mexico Oil Conservation Division. As of June 30, 2011, the Company had expended $2.5 million and estimates a remaining cost of $3.1 million for implementing the investigation and interim measures of the order.
     Gallup 2007 Resource Conservation Recovery Act (“RCRA”) Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. The Company reached and paid a final settlement of $0.7 million with the agencies in 2009. The Company does not expect implementation of the requirements in the final settlement will result in any additional soil or groundwater remediation or clean-up costs. Based on current information, the Company estimates capital expenditures of approximately $15.7 million to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. Through June 30, 2011, the Company had expended $7.7 million on the upgrade of the wastewater treatment plant and expects to spend the remaining $8.0 million through 2011 and 2012. In 2010, the Company negotiated with the NMED and the EPA to modify the 2009 settlement and establish a May 2012 deadline to complete the start-up of the upgraded wastewater treatment plant.
     Gallup 2010 NMED AQB Compliance Order. In October 2010, NMED Air Quality Bureau (“NMED AQB”) issued the Gallup refinery a Compliance Order alleging certain violations related to compressor engines and demanded a penalty of $0.6 million. Although the Company believes no violations occurred and the assessment of a penalty is not appropriate, the Company paid a $0.4 million penalty in June 2011 to reach a settlement with the NMED AQB.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company currently estimates that total remediation expenditures associated with the EPA order are approximately $43.9 million. Through June 2011, the Company has expended $30.5 million related to the EPA order. The Company currently anticipates further expenditures of $10.7 million primarily during 2011 with the remainder over the next 29 years, ending in 2040.
     Yorktown 2002 Amended Consent Decree. In May 2002, Giant acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree among various parties covering many locations (the “Consent Decree”) entered in August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of NOx, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. The Company does not expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator on the FCCU and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. The Company estimates additional capital expenditures of approximately $5.0 million to complete implementation of the Consent Decree requirements. The schedule for project implementation has not been defined. The Company does not expect completing the requirements of the Consent Decree will result in material increased operating costs, nor does it expect the completion of these requirements to have a material adverse effect on its business, financial condition, or results of operations.
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
     In February 2009, subsidiaries of the Company, Western Refining Pipeline, Co. (“Western Pipeline”) and Western Refining Southwest, Inc. (“Western Southwest”) filed a Complaint at the Federal Energy Regulatory Commission (“FERC”) against TEPPCO Crude Pipeline, LLC (“TEPPCO Pipeline”) and TEPPCO Crude Oil, LLC (“TEPPCO Crude”) and collectively (“TEPPCO”), asserting violations of the Interstate Commerce Act and breaches of contracts between the parties including that TEPPCO Pipeline had wrongfully seized crude oil belonging to Western Southwest and Western Pipeline and wrongfully taken pipeline capacity lease payments from Western Pipeline in a cumulative amount in excess of $5.0 million. After filing this Complaint, Western Pipeline and Western Southwest gave TEPPCO Pipeline and

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
TEPPCO Crude notification of termination of pipeline capacity lease agreements and a crude oil purchase agreement with TEPPCO Pipeline and TEPPCO Crude. The FERC dismissed the Complaint on the basis that it did not have jurisdiction. Western Pipeline and Western Southwest appealed the FERC’s ruling to the United States Fifth Circuit Court of Appeals, which has also ruled that the FERC did not have jurisdiction of these claims. After the initial FERC dismissal, TEPPCO Pipeline and TEPPCO Crude filed a lawsuit against Western Pipeline and Western Southwest in the Midland Texas District Court, which alleges breach of contract and seeks damages in excess of $16.4 million. Western Pipeline and Western Southwest believe their termination of the contracts was appropriate and believe that TEPPCO owes Western compensation for the crude oil that TEPPCO wrongfully seized. Western intends to defend itself against TEPPCO’s claims accordingly.
     In January 2011, 13 current and former employees of the Company’s Yorktown facility asserted that the elimination of a temporary annuity supplement under the Company’s Yorktown pension plan was not permitted by the Employee Retirement Income Security Act (“ERISA”). These employees have filed an administrative claim with the administrator of the Company’s cash balance plan, which has been denied by the administrator. A subsequent appeal to the administrator has now also been denied. These same 13 employees have also filed a charge of discrimination with the Norfolk, Virginia Area Office of the Equal Employment Opportunity Commission asserting that the above mentioned benefit changes to the cash balance plan and the substitution of severance benefits in lieu of retiree medical benefits, which the Company made prior to the shutdown of Yorktown facilities, violated the Age Discrimination in Employment Act. The Company does not think there is any merit to these assertions and will defend itself accordingly.
     On August 2, 2011, the Company was served with a bankruptcy avoidance action in the Eastern District of Pennsylvania by a Bankruptcy Litigation Trustee for a former customer of the Company. The avoidance action seeks the return of approximately $6.3 million alleged to be preferential or otherwise avoidable payments that may have been made by the former customer to the Company. The Company has just been served with this avoidance action, and there are potentially applicable legal and factual issues that have not been resolved. As such, the Company has yet to determine whether liability is probable and therefore cannot reasonably estimate whether any amount of this claim is payable.
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
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate two refineries with a total crude oil throughput capacity of approximately 151,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a refinery near Gallup, New Mexico with a throughput capacity of approximately 23,000 bpd. Until September 2010, we operated a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia, and until November 2009, we also operated a 17,000 bpd refinery near Bloomfield, New Mexico. We temporarily suspended refining operations at our Yorktown facility in September 2010 and we indefinitely suspended refining operations at the Bloomfield refinery in November 2009. We continue to operate Yorktown and Bloomfield as product distribution terminals and supply refined products to those areas. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque, New Mexico; Yorktown; and Bloomfield; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of June 30, 2011, we also operate 169 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor, that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, Utah, and Virginia.
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

Major Influences on Results of Operations
     Refining. Our net sales fluctuate significantly with movements in refined product prices and the cost of crude oil and other feedstocks, all of which are commodities. The spread between crude oil and refined product prices is the primary factor affecting our earnings and cash flows from operations. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depends on numerous factors beyond our control. These factors include the supply of and demand for crude oil, gasoline, and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; availability of imports; marketing of competitive fuels; price differentials between heavy and sour crude oils and light sweet crude oils, known as the heavy light crude oil differential; and government regulation. Another factor impacting our margins in recent years is the narrowing of the heavy light crude oil differential. Since the second quarter of 2009, the heavy light crude oil differential has narrowed significantly, particularly impacting our Yorktown refinery that, when operating, can process up to 100% of heavy crude oil. Narrowing of the heavy light crude oil differential can have significant negative impact on our Yorktown refining margins. During the first two quarters of 2011, a supply imbalance of WTI crude oil in the Mid-Continent has resulted in lower prices for WTI crude oil relative to Brent crude oil. Our refineries in El Paso and Gallup process primarily WTI based crude oil.
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
     Demand for gasoline is generally higher during the summer months than during the winter months. In addition, higher volumes of ethanol are blended with gasoline produced in the Southwest region during the winter months, thereby increasing the supply of gasoline. This combination of decreased demand and increased supply during the winter months can lower gasoline prices. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest. Refining margins remain volatile and our results of operations may not reflect these historical seasonal trends.
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
     Periodically we have planned maintenance turnarounds at our refineries, which are expensed as incurred. We completed a scheduled turnaround at the south side of the El Paso refinery during the first quarter of 2010. Our next scheduled maintenance turnarounds are during the fall of 2012 for the Gallup refinery, the first quarter of 2013 for the El Paso refinery, and the first half of 2013 for the Yorktown refinery. The Yorktown 2013 turnaround will be performed in connection with our intention of restarting refining operations at our Yorktown refinery.
     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory of crude oil and the majority of our refined products are valued at the lower of cost or market, or LCM, under the last-in, first-out, or LIFO, inventory valuation methodology. If the market values of our inventories decline below our cost basis, we would record a write-down of our inventories resulting in a non-cash charge to our cost of products sold. Under the LIFO inventory valuation method, this write-down is subject to recovery in future periods to the extent the market values of our inventories equal our cost basis relative to any LIFO inventory valuation write-downs previously recorded. See Note 5, Inventories, in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more information on the impact of LIFO inventory accounting.

     Wholesale. Our earnings and cash flows from our wholesale business segment are primarily affected by the sales volumes and margins of gasoline, diesel fuel, and lubricants sold. Margins for gasoline, diesel fuel, and lubricant sales are equal to the sales price less cost of sales. Margins are impacted by local supply, demand, competition, and price volatility associated with changes in refined product prices primarily for sales in the Northeast.
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
Critical Accounting Policies and Estimates
     We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. In order to apply these principles, we must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates, and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 annual report on Form 10-K.

Results of Operations
     The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and six months ended June 30, 2011 and 2010. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.
Consolidated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Statement of Operations Data
Net sales (1)	$2,557,884	$2,145,337	$4,397,472	$4,060,732
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	2,188,184	1,906,941	3,800,911	3,672,402
Direct operating expenses (exclusive of depreciation and amortization) (1)	117,405	113,968	228,412	220,948
Selling, general, and administrative expenses	24,807	21,023	45,204	37,453
Maintenance turnaround expense	704	—	704	23,286
Depreciation and amortization	34,349	34,759	69,720	69,041

Total operating costs and expenses	2,365,449	2,076,691	4,144,951	4,023,130

Operating income	192,435	68,646	252,521	37,602
Other income (expense):
Interest income	139	136	231	166
Interest expense	(33,504)	(37,295)	(67,996)	(74,069)
Amortization of loan fees	(2,239)	(2,420)	(4,574)	(4,834)
Loss on extinguishment of debt	—	—	(4,641)	—
Other, net	880	4,164	1,168	3,799

Income (loss) before income taxes	157,711	33,231	176,709	(37,336)
Provision for income taxes	(57,640)	(18,878)	(64,413)	21,000

Net income (loss)	$100,071	$14,353	$112,296	$(16,336)

Basic earnings (loss) per share	$1.10	$0.16	$1.24	$(0.19)
Diluted earnings (loss) per share (3)	$0.94	$0.16	$1.09	$(0.19)
Weighted average basic shares outstanding	89,083	88,222	88,727	88,115
Weighted average dilutive shares outstanding	109,792	88,222	109,630	88,115

Cash Flow Data
Net cash provided by (used in):
Operating activities	$165,803	$1,449	$144,762	$(146,123)
Investing activities	(15,195)	(18,153)	(14,367)	(36,891)
Financing activities	10,664	11,750	(17,102)	128,500

Other Data
Adjusted EBITDA (2)	$228,507	$107,705	$324,344	$133,894
Capital expenditures	15,223	18,238	26,002	37,081

Balance Sheet Data (at end of period)
Cash and cash equivalents			$173,205	$20,376
Working capital			520,953	303,808
Total assets			2,834,352	2,846,299
Total debt			1,057,625	1,252,847
Stockholders’ equity			795,616	674,047

(1)	Excludes $1,185.2 million, $2,286.1 million, $808.8 million, and $1,483.8 million of intercompany sales; $1,182.1 million, $2,280.7 million, $807.3 million, and $1,481.0 million of intercompany cost of products sold; and $3.1 million, $5.4 million, $1.5 million, and $2.8 million of intercompany direct operating expenses for the three and six months ended June 30, 2011 and 2010, respectively.

(2)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, depreciation, amortization, maintenance turnaround expense, and other generally non-recurring non-cash income and expense items. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA), and certain non-cash charges, including the extinguishment of debt, which are items that may vary for different companies for reasons unrelated to overall operating performance.

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

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$100,071	$14,353	$112,296	$(16,336)
Interest expense	33,504	37,295	67,996	74,069
Provision for income taxes	57,640	18,878	64,413	(21,000)
Amortization of loan fees	2,239	2,420	4,574	4,834
Depreciation and amortization	34,349	34,759	69,720	69,041
Maintenance turnaround expense	704	—	704	23,286
Loss on extinguishment of debt	—	—	4,641	—

Adjusted EBITDA	$228,507	$107,705	$324,344	$133,894

(3)	Our computation of diluted earnings (loss) per share potentially includes our Convertible Senior Notes and our Restricted Shares and Share Units. If determined to be dilutive to period earnings, these equities are included in the denominator of our diluted earnings per share calculation. For the three and six months ended June 30, 2011, 19.9 million shares were assumed to be issued for purposes of our diluted earnings (loss) per share calculation. The Convertible Senior Notes were determined to be anti-dilutive for the same periods in 2010 and as such were not included in our computation of diluted earnings (loss) per share for those periods.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer rebates or discounts and excise taxes. Net sales for the three months ended June 30, 2011 were $2,557.9 million compared to $2,145.3 million for the same period in 2010, an increase of $412.6 million, or 19.2%. This increase was the result of decreased sales from our refining group of $212.2 million and increased sales from our wholesale and retail groups of $581.7 million and $43.1 million, respectively, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments including intersegment revenues increased from $95.90 in 2010 to $135.76 in 2011. This increase was partially offset by a decrease in sales volume. Our sales volume decreased from 29.9 million barrels in 2010 to 27.1 million barrels in 2011, a decrease of 2.8 million barrels, or 9.4%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $2,188.2 million for the three months ended June 30, 2011 compared to $1,906.9 million for the same period in 2010, an increase of $281.3 million, or 14.8%. This increase was primarily the result of decreased cost of products sold from our refining group of $345.1 million and increased cost of products sold from our wholesale and retail groups of $583.3 million and $43.1 million, respectively, net of intercompany transactions that eliminate in consolidation. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $88.85 to $122.89 for the three months ended June 30, 2010 and 2011, respectively. Cost of products sold for the three months ended June 30, 2011 and 2010 includes $30.9 million and $0.3 million, respectively, in economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $117.4 million for the three months ended June 30, 2011 compared to $114.0 million for the same period in 2010, an increase of $3.4 million, or 3.0%. The increase in direct operating expenses resulted from a decrease of $1.0 million and increases of $3.0 million and $1.4 million in direct operating expenses from our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $24.8 million for the three months ended June 30, 2011 compared to $21.0 million for the same period in 2010, an increase of $3.8 million, or 18.1%. The increase in selling, general, and administrative expenses resulted from increased expenses in our refining group, retail group, and corporate overhead of $1.6 million, $0.6 million, and $1.6 million, respectively, and a $0.1 million decrease in our wholesale group.
     The increase of $1.6 million in corporate overhead was primarily the result of increased incentive compensation and the cost of various information technology initiatives of $1.5 million and $0.6 million, respectively. These increases were partially offset by a decrease in professional and legal services of $0.5 million.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the three months ended June 30, 2011, we incurred turnaround expenses of $0.7 million in connection with a planned 2012 turnaround at our Gallup refinery. During the three months ended June 30, 2010, we did not incur turnaround-related costs at any of our refineries.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2011 was $34.3 million compared to $34.8 million for the same period in 2010, a decrease of $0.5 million, or 1.4%.
     Operating Income. Operating income was $192.4 million for the three months ended June 30, 2011, compared to $68.6 million for the same period in 2010, an increase of $123.8 million, or 180.5%.
     Interest Income. Interest income for the three months ended June 30, 2011 and 2010 remained relatively unchanged.
     Interest Expense. Interest expense for the three months ended June 30, 2011 was $33.5 million (net of zero capitalized interest) compared to $37.3 million (net of capitalized interest of $0.9 million) for the same period in 2010, a decrease of $3.8 million, or 10.2%. This decrease was primarily attributable to our lower average cost of borrowing during the three months ended June 30, 2011 compared to the same period in 2010.

     Amortization of Loan Fees. Amortization of loan fees for the three months ended June 30, 2011 was $2.2 million compared to $2.4 million for the same period in 2010, a decrease of $0.2 million, or 8.3%.
     Provision for Income Taxes. We recorded income tax expense of $57.6 million and $18.9 million, respectively, for the three months ended June 30, 2011 and 2010, using estimated effective tax rates of 36.5% and 56.8%, respectively, as compared to the federal statutory rate of 35%. The effective tax rate in 2010 was primarily higher due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and our estimated annual taxable loss relative to the current period results.
     Net Income. We reported net income of $100.1 million for the three months ended June 30, 2011, representing $1.10 and $0.94 net income per share on weighted average basic and dilutive shares outstanding of 89.1 million and 109.8 million, respectively. We reported net income of $14.4 million for the same period in 2010, representing $0.16 net income per share on both basic and dilutive weighted average shares outstanding of 88.2 million.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
     Net Sales. Net sales for the six months ended June 30, 2011 were $4,397.5 million compared to $4,060.7 million for the same period in 2010, an increase of $336.8 million, or 8.3%. This increase was the result of decreased sales from our refining group of $778.1 million and increased sales from our wholesale and retail groups of $1,048.2 million, and $66.7 million, respectively, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments increased from $89.19 in 2010 to $128.92 in 2011. This increase was partially offset by a decrease in sales volume. Our sales volume decreased from 60.3 million barrels in 2010 to 50.9 million barrels in 2011, a decrease of 9.4 million barrels, or 15.6%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $3,800.9 million for the six months ended June 30, 2011 compared to $3,672.4 million for the same period in 2010, an increase of $128.5 million, or 3.5%. This increase was primarily the result of decreased cost of products sold from our refining group of $972.6 million and increased cost of products sold from our wholesale and retail groups of $1,034.8 million, and $66.4 million, respectively, net of intercompany transactions that eliminate in consolidation. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $83.61 to $117.99 for the six months ended June 30, 2010 and 2011, respectively. Cost of products sold for the six months ended June 30, 2011 and 2010 includes $67.4 million and $3.2 million, respectively, in economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $228.4 million for the six months ended June 30, 2011 compared to $220.9 million for the same period in 2010, an increase of $7.5 million, or 3.4%. Direct operating expenses for the six months ended June 30, 2010 were reduced $8.5 million related to the first quarter 2010 reversal of our December 2009 incentive bonus accrual. The increase in direct operating expenses resulted from a decrease of $2.1 million and increases of $8.0 million and $1.6 million in direct operating expenses from our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation.
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
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $45.2 million for the six months ended June 30, 2011 compared to $37.5 million for the same period in 2010, an increase of $7.7 million, or 20.5%. Selling, general, and administrative expenses were reduced $6.2 million related to the reversal of our December 2009 incentive bonus accrual during the first quarter of 2010. See Direct Operating Expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2011 for additional discussion of the bonus accrual reversal. The increase in selling, general, and administrative expenses resulted from increased expenses in our refining, wholesale, and retail groups of $1.1 million, $0.1 million, and $1.0 million, respectively, and a $5.5 million increase in corporate overhead.
     The increase of $5.5 million in corporate overhead was primarily due to increased incentive compensation ($4.8 million), the cost of various information technology initiatives ($1.1 million), and stock-based compensation ($0.8 million). These increases were partially offset by a decrease in pension and retiree medical benefits ($1.2 million).

     Maintenance Turnaround Expense. During the six months ended June 30, 2011, we incurred turnaround expenses of $0.7 million in connection with a planned 2012 turnaround at our Gallup refinery. During the six months ended June 30, 2010, we incurred costs of $23.3 million in connection with a turnaround at the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2011 was $69.7 million compared to $69.0 million for the same period in 2010, an increase of $0.7 million, or 1.0%.
     Operating Income. Operating income was $252.5 million for the six months ended June 30, 2011 compared to $37.6 million for the same period in 2010, an increase of $214.9 million. This increase was primarily attributable to increased refinery gross margins and decreased maintenance turnaround expense offset by increased direct operating expenses, increased selling, general, and administrative expenses, and increased depreciation and amortization expense.
     Interest Income. Interest income for the six months ended June 30, 2011 and 2010 remained relatively unchanged.
     Interest Expense. Interest expense for the six months ended June 30, 2011 was $68.0 million (net of capitalized interest of $1.5 million) compared to $74.1 million (net of capitalized interest of $1.6 million) for the same period in 2010, a decrease of $6.1 million, or 8.2%. The decrease was primarily attributable to our lower average cost of borrowing during the six months ended June 30, 2011 compared to the same period in 2010.
     Amortization of Loan Fees. Amortization of loan fees for the six months ended June 30, 2011 was $4.6 million compared to $4.8 million for the same period in 2010, a decrease of $0.2 million, or 4.2%.
     Provision for Income Taxes. We recorded income tax expense of $64.4 million for the six months ended June 30, 2011, using an estimated effective tax rates of 36.5% as compared to the federal statutory rate of 35%.
     We recorded a benefit for income taxes of $21.0 million for the six months ended June 30, 2010, using an estimated effective tax rate of 56.2% as compared to the federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and our estimated annual taxable loss relative to the period net loss.
     Net Income (Loss). We reported net income of $112.3 million for the six months ended June 30, 2011, representing $1.24 and $1.09 net income per share on weighted average basic and dilutive shares outstanding of 88.7 million and 109.6 million, respectively. For the six months ended June 30, 2010, we reported net loss of $16.3 million representing $0.19 net loss per share, respectively, on both basic and dilutive weighted average shares outstanding of 88.1 million.
     See additional analyses under the Refining Segment, Wholesale Segment, and Retail Segment.

Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,258,626	$2,132,920	$3,969,343	$4,050,878
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,932,706	1,940,548	3,470,872	3,747,703
Direct operating expenses (exclusive of depreciation and amortization)	85,945	86,261	167,082	168,364
Selling, general, and administrative expenses	6,695	5,109	9,267	8,190
Maintenance turnaround expense	704	—	704	23,286
Depreciation and amortization	30,141	29,501	61,193	58,777

Total operating costs and expenses	2,056,191	2,061,419	3,709,118	4,006,320

Operating income	$202,435	$71,501	$260,225	$44,558

Key Operating Statistics
Total sales volume (bpd) (1)	192,364	264,964	178,395	257,336
Total refinery production (bpd)	150,730	215,043	135,204	203,835
Total refinery throughput (bpd) (2)	152,945	216,948	137,334	205,027
Per barrel of throughput:
Refinery gross margin (3)	$23.42	$9.74	$20.05	$8.17
Gross profit (3)	21.25	8.25	17.59	6.59
Direct operating expenses (4)	6.18	4.37	6.72	4.54
Southwest Refineries (El Paso, Gallup, and Related Operations)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,257,263	$1,624,267	$3,966,644	$3,052,227
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,932,878	1,445,373	3,469,481	2,777,972
Direct operating expenses (exclusive of depreciation and amortization)	76,226	59,897	146,138	116,970
Selling, general, and administrative expenses	6,695	5,109	9,267	8,190
Maintenance turnaround expense	704	—	704	23,286
Depreciation and amortization	19,115	18,236	36,820	36,100

Total operating costs and expenses	2,035,618	1,528,615	3,662,410	2,962,518

Operating income	$221,645	$95,652	$304,234	$89,709

Key Operating Statistics
Total sales volume (bpd) (1)	192,308	195,063	178,368	187,192
Total refinery production (bpd)	150,730	153,017	135,204	141,428
Total refinery throughput (bpd) (2)	152,945	155,589	137,334	143,704
Per barrel of throughput:
Refinery gross margin (3)	$23.31	$12.63	$20.00	$10.54
Gross profit (3)	21.93	11.35	18.52	9.16
Direct operating expenses (4)	5.48	4.23	5.88	4.50

     The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	77,979	112,292	72,341	106,950
Diesel and jet fuel	62,903	82,388	54,644	77,750
Residuum	6,176	5,196	4,871	4,613
Other	3,672	8,776	3,348	8,474

Liquid products	150,730	208,652	135,204	197,787
By-products (coke)	—	6,391	—	6,048

Total refinery production (bpd)	150,730	215,043	135,204	203,835

Refinery throughput (bpd):
Sweet crude oil	121,131	137,941	107,637	132,119
Sour or heavy crude oil	23,273	59,617	19,862	54,997
Other feedstocks and blendstocks	8,541	19,390	9,835	17,911

Total refinery throughput (bpd)	152,945	216,948	137,334	205,027

Southwest Refineries (El Paso and Gallup)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	77,979	83,251	72,341	77,751
Diesel and jet fuel	62,903	60,393	54,644	55,162
Residuum	6,176	5,196	4,871	4,613
Other	3,672	4,177	3,348	3,902

Total refinery production (bpd)	150,730	153,017	135,204	141,428

Refinery throughput (bpd):
Sweet crude oil	121,131	132,964	107,637	123,244
Sour or heavy crude oil	23,273	12,524	19,862	11,084
Other feedstocks and blendstocks	8,541	10,101	9,835	9,376

Total refinery throughput (bpd)	152,945	155,589	137,334	143,704

El Paso Refinery

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	63,281	66,178	56,620	61,978
Diesel and jet fuel	56,392	53,890	48,014	49,283
Residuum	6,176	5,196	4,871	4,613
Other	2,966	3,352	2,579	3,079

Total refinery production (bpd)	128,815	128,616	112,084	118,953

Refinery throughput (bpd):
Sweet crude oil	99,512	111,279	85,844	102,792
Sour crude oil	23,273	12,524	19,862	11,084
Other feedstocks and blendstocks	7,668	6,915	7,942	6,850

Total refinery throughput (bpd)	130,453	130,718	113,648	120,726

Total sales volume (bpd) (1)	158,339	158,573	144,967	152,904

Per barrel of throughput:
Refinery gross margin (3)	$24.65	$11.57	$22.13	$9.45
Direct operating expenses (4)	4.12	3.44	4.88	3.59
Gallup Refinery

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	14,698	17,073	15,721	15,773
Diesel and jet fuel	6,511	6,503	6,630	5,879
Other	706	825	769	823

Total refinery production (bpd)	21,915	24,401	23,120	22,475

Refinery throughput (bpd):
Sweet crude oil	21,619	21,685	21,793	20,452
Other feedstocks and blendstocks	873	3,186	1,893	2,526

Total refinery throughput (bpd)	22,492	24,871	23,686	22,978

Total sales volume (bpd) (1)	33,969	36,490	33,401	34,288

Per barrel of throughput:
Refinery gross margin (3)	$29.35	$18.16	$24.30	$16.84
Direct operating expenses (4)	10.65	6.20	8.58	6.81

Yorktown Refinery

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Key Operating Statistics (5)
Refinery product yields (bpd):
Gasoline	29,041	29,199
Diesel and jet fuel	21,995	22,588
Other	4,599	4,572

Liquid products	55,635	56,359
By-products (coke)	6,391	6,048

Total refinery production (bpd)	62,026	62,407

Refinery throughput (bpd):
Sweet crude oil	4,977	8,875
Heavy crude oil	47,093	43,913
Other feedstocks and blendstocks	9,289	8,535

Total refinery throughput (bpd)	61,359	61,323

Total sales volume (bpd) (1)	69,901	70,144

Per barrel of throughput:
Refinery gross margin (3)	$2.41	$2.61
Direct operating expenses (4)	4.72	4.63

(1)	Includes sales of refined products sourced primarily from our refinery production as well as some refined products purchased from third parties.

(2)	Total refinery throughput includes crude oil and other feedstocks and blendstocks.

(3)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

     The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,258,626	$2,132,920	$3,969,343	$4,050,878
Cost of products sold (exclusive of depreciation and amortization)	1,932,706	1,940,548	3,470,872	3,747,703
Depreciation and amortization	30,141	29,501	61,193	58,777

Gross profit	295,779	162,871	437,278	244,398
Plus depreciation and amortization	30,141	29,501	61,193	58,777

Refinery gross margin	$325,920	$192,372	$498,471	$303,175

Refinery gross margin per refinery throughput barrel	$23.42	$9.74	$20.05	$8.17

Gross profit per refinery throughput barrel	$21.25	$8.25	$17.59	$6.59

     The following table reconciles gross profit for our Southwest refineries to gross margin for our Southwest refineries for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,257,263	$1,624,267	$3,966,644	$3,052,227
Cost of products sold (exclusive of depreciation and amortization)	1,932,878	1,445,373	3,469,481	2,777,972
Depreciation and amortization	19,115	18,236	36,820	36,100

Gross profit	305,270	160,658	460,343	238,155
Plus depreciation and amortization	19,115	18,236	36,820	36,100

Refinery gross margin	$324,385	$178,894	$497,163	$274,255

Refinery gross margin per refinery throughput barrel	$23.31	$12.63	$20.00	$10.54

Gross profit per refinery throughput barrel	$21.93	$11.35	$18.52	$9.16

(4)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

(5)	In September 2010, we temporarily suspended refining operations at our Yorktown refinery. Refinery production data for our Southwest Refineries is equal to all refineries production data for the three and six months ended June 30, 2011. As Yorktown did not operate as a refinery during the first two quarters of 2011, there is no production data presented for comparison to the first two quarters of 2010 for the Yorktown refinery.
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
     Net Sales. Net sales primarily consist of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended June 30, 2011 were $2,258.6 million compared to $2,132.9 million for the same period in 2010, an increase of $125.7 million, or 5.9%. This increase was primarily the result of higher sales prices for refined products. The average sales price per barrel increased from $88.32 in the second quarter of 2010 to $128.78 in the second quarter of 2011, an increase of 45.8%. During the second quarter of 2010, we sold 24.1 million barrels (including 6.4 million barrels from the Yorktown refinery without comparable activity in the current period) of refined products compared to 17.5 million barrels for the same period in 2011.

     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $1,932.7 million for the three months ended June 30, 2011 compared to $1,940.5 million for the same period in 2010, a decrease of $7.8 million, or 0.4%. This decrease was primarily the result of lower crude oil purchase volumes. During the second quarter of 2010, we purchased 18.4 million barrels of crude oil (including 4.5 million barrels at the Yorktown refinery without comparable activity during the current period) compared to 11.1 million barrels for the same period in 2011. The volume decrease was substantally offset by an increase in the average cost of crude purchased at our E1 Paso and Gallup refineries. The average cost per barrel increased from $75.58 in the second quarter of 2010 to $118.84 in the second quarter of 2011, an increase of 57.2%. Refinery gross margin per throughput barrel increased from $9.74 in the second quarter of 2010 to $23.42 in the second quarter of 2011. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $21.25 and $8.25 for the three months ended June 30, 2011 and 2010, respectively. Cost of products sold for the three months ended June 30, 2011 and 2010 includes $29.1 million and $0.3 million, respectively, in realized and unrealized economic hedging losses.
      Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $85.9 million for the three months ended June 30, 2011, compared to $86.3 million for the same period in 2010, a decrease of $0.4 million, or 0.5%. This decrease primarily resulted from the temporary suspension of our Yorktown refining operations ($16.6 million) and decreased property taxes in the Southwest ($1.6 million). These decreases were substantially offset by increases from the Southwest refineries including maintenance expense ($8.0 million), employee expenses mainly related to incentive compensation ($4.5 million), other fixed expenses ($3.5 million), and chemical and catalyst expenses ($1.9 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $6.7 million for the three months ended June 30, 2011 compared to $5.1 million for the same period in 2010, an increase of $1.6 million, or 31.4%. This increase primarily resulted from increased employee expenses ($0.9 million) and increases in professional and other support services and information technology expenses ($0.6 million).
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the three months ended June 30, 2011, we incurred turnaround expenses of $0.7 million in connection with a planned 2012 turnaround at our Gallup refinery. During the three months ended June 30, 2010, we did not incur turnaround-related costs at any of our refineries.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2011 was $30.1 million compared to $29.5 million for the same period in 2010.
     Operating Income. Operating income was $202.4 million for the three months ended June 30, 2011 compared to $71.5 million for the same period in 2010, an increase of $130.9 million. This increase was attributable primarily to increased refining margins in the second quarter of 2011 compared to the second quarter of 2010.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
     Net Sales. Net sales for the six months ended June 30, 2011 were $3,969.3 million compared to $4,050.9 million for the same period in 2010, a decrease of $81.6 million, or 2.0%. This decrease was primarily the result of lower sales volumes for refined products in part due to the weather-related outage at our El Paso refinery during the first quarter of 2011. During the first half of 2011, we sold 32.3 million barrels of refined products compared to 46.6 million barrels (including 12.7 million barrels sold from the Yorktown refinery without any comparable activity in the current period) for the same period in 2010. Offsetting the volume decrease was an increase in our average sales price per barrel from $86.81 in the first half of 2010 to $122.63 in the first half of 2011, an increase of 41.3%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $3,470.9 million for the six months ended June 30, 2011 compared to $3,747.7 million for the same period in 2010, a decrease of $276.8 million, or 7.4%. This decrease was primarily the result of lower crude volume purchases in part due to the weather-related outage at our El Paso refinery during the first quarter of 2011. During the first half of 2010, we purchased 34.4 million barrels of crude oil (including 9.3 million barrels at the Yorktown refinery without comparable activity in the current period) compared to 23.1 million barrels for the same period in 2011. The volume decrease was partially offset by an increase in the average cost of crude purchased at our E1 Paso and Gallup refineries. Our average cost per barrel increased from $76.33 in the first half of 2010 to $97.39 in the first half of 2011, an increase of 27.6%. Refinery gross margin per throughput barrel increased from $8.17 in the first half of 2010 to $20.05 in the first half of 2011, reflecting higher refining margins. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $17.59 and $6.59 for the six months ended June 30, 2011 and

2010, respectively. Cost of products sold for the six months ended June 30, 2011 and 2010 includes $64.1 million and $3.2 million, respectively, in realized and unrealized economic hedging losses.
      Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $167.1 million for the six months ended June 30, 2011, compared to $168.4 million for the same period in 2010, a decrease of $1.3 million, or 0.8%. This decrease primarily resulted from the temporary suspension of our Yorktown refining operations ($30.5 million), decreased energy expense from our Southwest operations ($2.5 million), and decreased property taxes in the Southwest ($2.2 million). This decrease was offset by increases from the Southwest refineries in maintenance expense ($17.1 million), employee expenses mainly related to incentive compensation ($7.9 million), other fixed expenses ($5.5 million), and chemical and catalyst expenses ($3.4 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $9.3 million for the six months ended June 30, 2011 compared to $8.2 million for the same period in 2010, an increase of $1.1 million, or 13.4%. This increase primarily resulted from increases in personnel costs ($4.4 million), primarily resulting from the difference between the 2010 reversal of the 2009 incentive bonus accrual and the accrual of an incentive bonus in the second quarter of 2011, and increases in professional and other support services and information technology expenses ($1.0 million). Partially offsetting these increases were decreased maintenance and other expenses ($4.4 million).
     Maintenance Turnaround Expense. During the six months ended June 30, 2011, we incurred costs of $0.7 million compared to $23.3 million in connection with maintenance turnaround costs incurred during 2011 related to the scheduled fall of 2012 Gallup turnaround while costs incurred during 2010 relate to a turnaround at our El Paso refinery that was completed in the first quarter of 2010.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2011 was $61.2 million compared to $58.8 million for the six months ended June 30, 2010.
     Operating Income. Operating income was $260.2 million for the six months ended June 30, 2011 compared to $44.6 million for the same period in 2010, an increase of $215.6 million. This increase was attributable primarily to increased refining margins in the first half of 2011 compared to the first half of 2010, and decreased maintenance turnaround and direct operating expenses.

Wholesale Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011 (3)	2010	2011 (3)	2010
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$1,256,000	$637,048	$2,302,021	$1,150,886
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,235,100	615,407	2,245,250	1,109,297
Direct operating expenses (exclusive of depreciation and amortization)	16,292	12,433	32,062	22,394
Selling, general, and administrative expenses	2,871	2,888	4,917	4,756
Depreciation and amortization	1,088	1,319	2,224	2,704

Total operating costs and expenses	1,255,351	632,047	2,284,453	1,139,151

Operating income	$649	$5,001	$17,568	$11,735

Operating Data:
Fuel gallons sold (in thousands)	381,496	258,325	741,590	476,064
Fuel margin per gallon (1)	$0.03	$0.07	$0.06	$0.07
Lubricant sales	$29,178	$26,070	$55,354	$49,462
Lubricant margin (2)	12.8%	11.0%	12.5%	11.4%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011 (3)	2010	2011 (3)	2010
	(In thousands, except per gallon data)
Net Sales:
Fuel sales	$1,309,833	$666,203	$2,413,195	$1,206,794
Excise taxes included in fuel sales	(91,163)	(62,594)	(182,714)	(120,001)
Lubricant sales	29,178	26,070	55,354	49,462
Other sales	8,152	7,369	16,186	14,631

Net sales	$1,256,000	$637,048	$2,302,021	$1,150,886

Cost of Products Sold:
Fuel cost of products sold	$1,297,825	$650,361	$2,372,952	$1,177,460
Excise taxes included in fuel sales	(91,163)	(62,594)	(182,714)	(120,001)
Lubricant cost of products sold	25,448	23,213	48,424	43,827
Other cost of products sold	2,990	4,427	6,588	8,011

Cost of products sold	$1,235,100	$615,407	$2,245,250	$1,109,297

Fuel margin per gallon (1)	$0.03	$0.07	$0.06	$0.07

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(2)	Lubricant margin is a measurement calculated by dividing the difference between lubricant sales and lubricant cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

(3)	Our wholesale segment began selling finished product through our Yorktown facility during January 2011. The finished products sold through our Yorktown facility were purchased from third parties. Net sales of $343.2 million and $606.2 million, cost of products sold of $348.3 million and $598.8 million, and direct operating costs of $1.6 million and $3.2 million for the three and six months ended June 30, 2011, respectively were from new wholesale activities through our Yorktown facility without comparable activity in the prior periods. Further discussion of the impact of this new wholesale activity is included in the period to period comparisons below.
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the three months ended June 30, 2011 were $1,256.0 million compared to $637.0 million for the same period in 2010, an increase of $619.0 million, or 97.2%. Net sales of $343.2 million on 110.2 million gallons of fuel were from new wholesale activities through our Yorktown facility without comparable activity in the prior period. The remainder of the increase was primarily due to an increase in the average sales price of refined products, increased fuel sales volume, increased sales price of lubricants, and increased freight billed. The average sales price per gallon of refined products, including excise taxes, increased from $2.58 in the second quarter of 2010 to $3.47 in the second quarter of 2011. Fuel sales volume increased from 258.3 million gallons in the second quarter of 2010 to 271.3 million gallons for the same period in 2011. Fuel sales volume for the three months ended June 30, 2011 included 31.4 million gallons sold to our Retail group compared to 33.6 million gallons for the same period during 2010. The average sales price per gallon of lubricants increased from $9.58 in the second quarter of 2010 to $10.67 in the second quarter of 2011.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $1,235.1 million for the three months ended June 30, 2011 compared to $615.4 million for the same period in 2010, an increase of $619.7 million, or 100.7%. Cost of products sold of $348.3 million was from new wholesale activities through our Yorktown facility without comparable activity in the prior period. The remainder of the increase was primarily due to increased costs of refined products and purchased fuel volume. The average cost per gallon of refined products, including excise taxes, increased from $2.52 in the second quarter of 2010 to $3.41 in the second quarter of 2011. Cost of products sold includes $1.8 million in realized and unrealized economic hedging losses for the three months ended June 30, 2011.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $16.3 million for the three months ended June 30, 2011 compared to $12.4 million for the same period in 2010, an increase of $3.9 million, or 31.5%. Direct operating expenses of $1.6 million were for terminalling and storage fees at our Yorktown facility for the three months ended June 30, 2011 without comparable activity in the prior period. The remainder of the increase was partially due to increased material and supplies costs ($1.2 million) and personnel costs ($0.8 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $2.9 million for the three months ended June 30, 2011 compared to $2.9 million for the same period in 2010.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2011 was $1.1 million compared to $1.3 million for the same period in 2010, a decrease of $0.2 million, or 15.4%.
     Operating Income. Operating income for the three months ended June 30, 2011 was $0.6 million compared to $5.0 million for the same period in 2010, a decrease of $4.4 million, or 88.0%. The decrease was primarily due to the three month operating loss from wholesale activity in the Northeast ($6.7 million) without comparable activity in the prior period. Also contributing to this decrease were increased direct operating expenses partially offset by increased gross margins and decreased depreciation expense for southwest wholesale activities for the three months ended June 30, 2011.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
     Net Sales. Net sales for the six months ended June 30, 2011 were $2,302.0 million compared to $1,150.9 million for the same period in 2010, an increase of $1,151.1 million, or 100.1%. Net sales of $606.2 million on 207.0 million gallons of fuel were from new wholesale activities through our Yorktown facility without comparable activity in the prior period. The remainder of the increase was primarily due to an increase in the average sales price of refined products, increased fuel sales volume, increased sales price of lubricants, and increased freight billed. The average sales price per gallon of refined products, including excise taxes, increased from $2.54 in the first half of 2010 to $3.29 in the first half of 2011. Fuel sales volume increased from 476.1 million gallons in the first half of 2010 to 534.6 million gallons for the same period in 2011. Fuel sales volume for the six months ended June 30, 2011 included 59.9 million gallons sold to our Retail group compared to 44.3 million gallons for the same period during 2010. The average sales price per gallon of lubricants increased from $9.46 in the first half of 2010 to $10.41 in the first half of 2011.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $2,245.3 million for the six months ended June 30, 2011 compared to $1,109.3 million for the same period in 2010, an increase of $1,136.0 million, or 102.4%. Cost of products sold of $598.8 million was from new wholesale activities through our Yorktown facility without comparable activity in the prior period. The remainder of the increase was primarily due to increased costs of refined products, purchased fuel volume, and cost of lubricants. The average cost per gallon of refined products, including excise taxes, increased from $2.47 in the first half of 2010 to $3.23 in the first half of 2011. The lubricant average cost per gallon increased from $8.38 in the first half of 2010 to $9.11 in the first half of 2011. Cost of products sold includes $3.3 million in realized and unrealized economic hedging losses for the six months ended June 30, 2011.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $32.1 million for the six months ended June 30, 2011 compared to $22.4 million for the same period in 2010, an increase of $9.7 million, or 43.3%. Direct operating expenses of $3.2 million were for terminalling and storage fees at our Yorktown facility for the six months ended June 30, 2011 without comparable activity in the prior period. The remainder of the increase primarily resulted from increased personnel costs ($3.4 million), including the first quarter 2010 reversal of the 2009 bonus accrual, increased material and supplies costs ($2.1 million), and increased lease expenses ($0.6 million). See consolidated direct operating expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2010 for additional discussion of the bonus accrual reversal.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $4.9 million for the six months ended June 30, 2011 compared to $4.8 million for the same period in 2010, an increase of $0.1 million, or 2.0%.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2011 was $2.2 million compared to $2.7 million for the same period in 2010, a decrease of $0.5 million, or 18.5%.
     Operating Income. Operating income for the six months ended June 30, 2011 was $17.6 million compared to $11.7 million for the same period in 2010, an increase of $5.9 million, or 50.4%. Operating income of $4.3 million was from new activities of our wholesale segment through our Yorktown facility without comparable activity in the prior period. Also contributing to this increase were increased gross margins and decreased depreciation expense partially offset by increased direct operating expenses for wholesale southwest activities for the six months ended June 30, 2011.

Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$228,419	$184,212	$412,162	$342,792
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	202,460	158,261	365,513	296,408
Direct operating expenses (exclusive of depreciation and amortization)	18,247	16,842	34,598	33,008
Selling, general, and administrative expenses	1,896	1,262	3,022	1,964
Depreciation and amortization	2,386	2,729	4,822	5,135

Total operating costs and expenses	224,989	179,094	407,955	336,515

Operating income	$3,430	$5,118	$4,207	$6,277

Operating Data:
Fuel gallons sold (in thousands)	51,688	52,884	97,963	99,248
Fuel margin per gallon (1)	$0.20	$0.20	$0.18	$0.18
Merchandise sales	$49,472	$49,250	$93,118	$92,001
Merchandise margin (2)	28.5%	28.7%	28.4%	28.3%
Operating retail outlets at period end (3)	169	150	169	150

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per gallon data)
Net Sales:
Fuel sales	$192,725	$149,091	$344,431	$276,387
Excise taxes included in fuel revenues	(19,736)	(20,452)	(37,665)	(37,933)
Merchandise sales	49,472	49,250	93,118	92,001
Other sales	5,958	6,323	12,278	12,337

Net sales	$228,419	$184,212	$412,162	$342,792

Costs of Products Sold:
Fuel cost of products sold	$182,246	$138,727	$326,998	$258,868
Excise taxes included in fuel cost of products sold	(19,736)	(20,452)	(37,665)	(37,933)
Merchandise cost of products sold	35,375	35,131	66,683	65,968
Other cost of products sold	4,575	4,855	9,497	9,505

Cost of products sold	$202,460	$158,261	$365,513	$296,408

Fuel margin per gallon (1)	$0.20	$0.20	$0.18	$0.18

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the convenience store industry to measure operating results related to fuel sales.

(2)	Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the convenience store industry to measure operating results related to merchandise sales.

(3)	During the second quarter of 2011, we added 19 retail outlets. No significant contributions to retail revenues or expenses were realized or incurred during the three months ended June 30, 2011 as a result of the addition of these retail outlets.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the three months ended June 30, 2011 were $228.4 million compared to $184.2 million for the same period in 2010, an increase of $44.2 million, or 24.0%. This increase was primarily due to an increase in the sales price of gasoline and diesel fuel. The average sales price per gallon including excise taxes increased from $2.82 in the second quarter of 2010 to $3.73 in the second quarter of 2011.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $202.5 million for the three months ended June 30, 2011 compared to $158.3 million for the same period in 2010, an increase of $44.2 million, or 27.9%. This increase was primarily due to increased costs of gasoline and diesel fuel. Average fuel cost per gallon including excise taxes increased from $2.62 in the second quarter of 2010 to $3.53 in the second quarter of 2011.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $18.2 million for the three months ended June 30, 2011 compared to $16.8 million for the same period in 2010, an increase of $1.4 million, or 8.3%. This increase was primarily due to increased credit card fees ($0.7 million) and personnel costs ($0.4 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $1.9 million for the three months ended June 30, 2011 compared to $1.3 million for the same period in 2010, an increase of $0.6 million, or 46.2%. This increase was primarily due to changed allocations between direct operating expenses and selling, general, and administrative expenses, and increased personnel costs ($0.5 million).
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2011 was $2.4 million compared to $2.7 million for the same period in 2010, a decrease of $0.3 million, or 11.1%.
     Operating Income. Operating income for the three months ended June 30, 2011 was $3.4 million compared to $5.1 million for the same period in 2010, a decrease of $1.7 million, or 33.3%. This decrease was primarily due to increased direct operating expenses and selling, general, and administrative expenses in the second quarter of 2011.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
     Net Sales. Net sales for the six months ended June 30, 2011 were $412.2 million compared to $342.8 million for the same period in 2010, an increase of $69.4 million, or 20.2%. This increase was primarily due to an increase in the sales price of gasoline and diesel fuel. The average sales price per gallon including excise taxes increased from $2.78 in the second quarter of 2010 to $3.52 in the second quarter of 2011.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $365.5 million for the six months ended June 30, 2011 compared to $296.4 million for the same period in 2010, an increase of $69.1 million, or 23.3%. This increase was primarily due to increased costs of gasoline and diesel fuel. Average fuel cost per gallon including excise taxes increased from $2.61 in the first half of 2010 to $3.34 in the first half of 2011.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $34.6 million for the six months ended June 30, 2011 compared to $33.0 million for the same period in 2010, an increase of $1.6 million, or 4.8%. This increase was primarily due to increased credit card fees ($1.1 million) and material and supplies ($0.2 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $3.0 million for the six months ended June 30, 2011 compared to $2.0 million for the same period in 2010, an increase of $1.0 million, or 50.0%. This increase was primarily due to increased personnel costs including the first quarter 2010 reversal of the 2009 bonus accrual, and changed allocations between direct operating expenses and selling, general, and administrative expenses. See consolidated direct operating expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2010 for additional discussion of the bonus accrual reversal.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2011 was $4.8 million compared to $5.1 million for the same period in 2010, a decrease of $0.3 million, or 5.9%.
     Operating Income. Operating income for the six months ended June 30, 2011 was $4.2 million compared to $6.3 million for the same period in 2010, a decrease of $2.1 million, or 33.3%. This decrease was primarily due to increased direct operating expenses and selling, general, and administrative expenses in the first half of 2011.

Outlook
     The weak global economy over the past two years has resulted in decreased demand for refined products. The decreased demand along with narrowing differentials between light and heavy crude oil prices negatively impacted our refining margins through the first quarter of 2010. Beginning in the second quarter of 2010, our refining margins in the Southwest improved due to increased demand, primarily for diesel fuel. During the first two quarters of 2011, our refining margins continued to strengthen. This strengthening is due to a combination of factors including increased gasoline crack spreads, continued strong diesel demand, and the continued widening of the discount of WTI crude oil to Brent crude during the second quarter of 2011. This is a positive development for us as all of our crude oil purchases are based on pricing tied to WTI. In the near term, these factors appear as if they will largely remain stable, which should result in continuing strong margins. Nevertheless, our margins have shown significant volatility in recent periods and this volatility could return for any number of reasons discussed elsewhere in this Form 10-Q and in our 2010 10-K.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and borrowings under our Revolving Credit Agreement. We ended the quarter with $173.2 million of cash and cash equivalents, no borrowings under our Revolving Credit Agreement, and $324.5 million in available borrowing capacity after $355.2 million in outstanding letters of credit. As of June 30, 2011, we had no direct borrowings under the Revolving Credit Agreement.
     We continually evaluate additional alternatives to further improve our capital structure by increasing our cash balances and/or reducing or refinancing a portion of the remaining balance on our long-term debt. These alternatives include various strategic initiatives and potential asset sales as well as potential public or private equity or debt financings. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We can give no assurances that we will be able to sell any of our assets or that we will be able to obtain additional financing on terms acceptable to us, or at all.
Cash Flows
     The following table sets forth our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash flows provided by (used in) operating activities	$144,762	$(146,123)
Cash flows used in investing activities	(14,367)	(36,891)
Cash flows provided by (used in) financing activities	(17,102)	128,500

Net increase (decrease) in cash and cash equivalents	$113,293	$(54,514)

     Net cash provided by operating activities for the six months ended June 30, 2011 was $144.8 million compared to net cash of $146.1 million used in operating activities for the same period in 2010. The increase in net cash from operating activities was primarily due to the increase in period net income ($128.6 million), increased deferred income taxes ($53.3 million), and decreases in uses of cash from our operating assets and liabilities ($102.3 million). Net cash used in investing activities for the six months ended June 30, 2011 was $14.4 million compared to $36.9 million for the same period in 2010. The decrease in net cash used in investing activities was due to a decrease in our capital expenditures ($11.1 million) and proceeds from the disposal of assets that did not occur during 2010 ($11.6 million). Net cash used in financing activities for the six months ended June 30, 2011 was $17.1 million compared to net cash provided of $128.5 million for the same period in 2010. The change between periods was driven by payments made on long-term debt during the six months ended June 30, 2011 ($25.8 million) versus payments made on long-term debt during the same period in 2010 ($6.5 million) offset by proceeds from a financing arrangement in 2011 ($12.3 million) and net borrowing increases under our Revolving Credit Agreement during 2010 ($135.0 million).

Future Capital Expenditures
     We currently expect to spend approximately $68.8 million (excluding capitalized interest) in capital expenditures for all of 2011, an increase of $6.6 million over first quarter 2011 estimates due primarily to the addition of retail stores during the second quarter. This includes $31.1 million in regulatory spending, $20.6 million in maintenance spending, and $17.1 million in discretionary spending. The regulatory spending includes $13.9 million in a new wastewater treatment plant and equipment for reducing air emissions at our Gallup refinery and $14.8 million in site relocation, tank maintenance, and air emissions reduction equipment at our El Paso refinery.
Indebtedness
     Our capital structure at June 30, 2011 and 2010 was as follows:

	June 30,	June 30,
	2011	2010
	(In thousands)
Debt, including current maturities:
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $23,231 and $25,732, respectively	$301,769	$299,268
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $14,818 and $18,787, respectively, with an interest rate of 10.75% at June 30, 2011 and 2010	260,182	256,213
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $40,830 and $51,391, respectively	174,620	164,059
Term Loan, due 2017, net of unamortized discount of $3,134 in 2011, with average interest rates of 9.07% and 10.75% for the six months ended June 30, 2011 and 2010, respectively	321,054	348,307
Revolving Credit Agreement with an average interest rate of 5.77% and 6.30% for the six months ended June 30, 2011 and 2010, respectively	—	185,000

Long-term debt	1,057,625	1,252,847
Stockholders’ equity	795,616	674,047

Total capitalization	$1,853,241	$1,926,894

     Our Senior Secured Floating Rate Notes pay interest at a rate equal to three-month LIBOR (subject to a floor of 3.25%) plus 7.50% per annum and mature in June 2014. The interest rate on our Senior Secured Floating Rate Notes was 10.75% at June 30, 2011. Our Senior Secured Fixed Rate Notes pay interest at a rate of 11.25% per annum and mature in June 2017.
     The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per annum. As of June 30, 2011, the if-converted value of the Convertible Senior Notes exceeded its principal amount by $145.0 million. The Convertible Senior Notes are presently convertible, at the option of the holder, through and including, September 30, 2011. The Convertible Senior Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of the Company’s common stock exceeds $14.04 for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any Convertible Senior Notes are surrendered for conversion, the Company may elect to satisfy its obligations upon conversion through the delivery of shares of its common stock, in cash or a combination thereof.
     On March 29, 2011, we entered into an amended and restated Term Loan Credit Agreement. Lenders under the Term Loan Credit Agreement extended a $325.0 million Term Loan at a discount of 1.00%, the proceeds of which were principally used to refinance the Company’s term loans outstanding under the Term Loan Credit Agreement prior to the amendment and restatement. The Term Loan matures in March 2017. The amended and restated Term Loan Credit Agreement eliminated all financial maintenance covenants previously contained in the Term Loan agreement. In addition, the Term Loan under the amended and restated Credit Agreement is guaranteed and secured on the same basis as the term loans under the Term Loan Credit Agreement prior to the amendment and restatement. The Term Loan

Credit Agreement provides for principal payments on a quarterly basis of $0.8 million, with the remaining balance due on the maturity date. To effect this amendment, we paid $3.7 million in amendment fees. As a result of this amendment, we recognized a $4.6 million loss on extinguishment of debt. As a result of the amendment and restatement, the Term Loan bears interest equal to LIBOR (subject to a floor of 1.5%) plus 6.00%. Prior to the amendment and restatement, the Term Loan bore interest equal to LIBOR (subject to a floor of 3.25%) plus 7.50%. The average interest rate under the Term Loan for the six months ended June 30, 2011 and 2010 were 9.07% and 10.75%, respectively.
     The Revolving Credit Agreement includes commitments of $800.0 million composed of a $145.0 million tranche that matures on May 31, 2012 and a $655.0 million tranche that matures on January 1, 2015. Interest rates range from 3.00% to 4.50% over LIBOR. The average interest rates under the Revolving Credit Agreement for the six months ended June 30, 2011 and 2010 were 5.77% and 6.30%, respectively.
Contractual Obligations and Commercial Commitments
     We entered into a number of operating leases during the second quarter of 2011 related to our retail operations. These leases provide for average annual rents of $1.8 million over the next 20 years.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Changes in commodity prices and interest rates are our primary sources of market risk.
Commodity Price Risk
     We are exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline and other refined products; changes in the economy; worldwide production levels; worldwide inventory levels; and governmental regulatory initiatives. Our risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations or to fix sales margins on future gasoline and distillate production.
     In order to manage the uncertainty relating to inventory price volatility, we have generally applied a policy of maintaining inventories at or below a targeted operating level. In the past, circumstances have occurred, such as turnaround schedules or shifts in market demand, that have resulted in variances between our actual inventory level and our desired target level. We may utilize the commodity futures market to manage these anticipated inventory variances.
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of June 30, 2011, we held approximately 5.3 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $57.52 per barrel. At June 30, 2011, the excess of the current cost of our crude oil, refined products, and other feedstocks and blendstocks inventories over aggregated LIFO costs was $229.4 million.
     All commodity futures contracts, price swaps, and options are recorded at fair value and any changes in fair value between periods are recorded under cost of products sold in our Condensed Consolidated Statements of Operations.
     We selectively utilize commodity hedging instruments to manage our price exposure to our LIFO inventory positions or to fix margins on certain future sales volumes. The commodity hedging instruments may take the form of futures contracts, price and crack spread swaps, or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for financial accounting purposes on instruments used to manage price exposure to inventory positions. The financial instruments used to fix margins on future sales volumes do not qualify for hedge accounting. Therefore, changes in the fair value of these hedging instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in cost of products sold at the end of each period. For the three and six months ended June 30, 2011, we had $30.9 million and $67.4 million, respectively, in net losses settled or accounted for using mark-to-market accounting. For the three and six months ended June 30, 2010, we had $0.3 million and $3.2 million, respectively, in net losses settled or accounted for using mark-to-market accounting.
     At June 30, 2011, we had open commodity hedging instruments consisting of crude oil futures and finished product price swaps on a net 23,718,405 barrels primarily to fix the margin on a portion of our future gasoline and distillate production, and to protect the value of certain crude oil, finished product, and blendstock inventories. These open instruments had total unrealized net losses at June 30, 2011, of $21.4 million, of which $15.5 million were in current assets and $36.9 million were in current liabilities.
     During the six months ended June 30, 2011 and 2010, we did not have any commodity based instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of June 30, 2011, $599.2 million of our outstanding debt, excluding unamortized discount, was at floating interest rates based on LIBOR and prime rates. An increase in these base rates of 1% would increase our interest expense by $6.0 million per year.
Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II
Item 1A. Risk Factors
     A discussion of the risks we face can be found in our 2010 annual report on Form 10-K under Part I, Item 1A. Risk Factors. In addition to the risks described therein, you should carefully consider the following risk in evaluating us and our business.
Our hedging transactions may limit our gains and expose us to other risks.
     We enter into hedges from time to time to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. These transactions limit our potential gains if commodity prices rise above the levels established by our hedging instruments. These transactions may also expose us to risks of financial losses, for example, if our production is less than we anticipated at the time we entered into a hedge agreement or if a counterparty to our hedge contracts fails to perform its obligations under the contracts. Some of our hedging agreements may also require us to furnish cash collateral, letters of credit or other forms of performance assurance in the event that mark-to-market calculations result in settlement obligations by us to the counterparties, which would impact our liquidity and capital resources.

Item 6. Exhibits

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	August 5, 2011
Gary R. Dalke	(Principal Financial Officer)