Form 10-Q
period 2011-09-30
Western Refining, Inc.
filed 2011-11-04
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☐ No ☑
As of October 28, 2011, there were 90,814,773 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES
INDEX

Part I. Financial Information	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	3

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosure About Market Risk	51

Item 4. Controls and Procedures	51

Part II. Other Information	52

Item 1A. Risk Factors	52

Item 6. Exhibits	53

Signatures	54

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Forward-Looking Statements
     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, our plans to recommence refining operations at our Yorktown refinery in 2013, our expectations concerning crack spreads, diesel demand, the discount of WTI crude oil to Brent crude oil and margins, price differentials between light and heavy crude oil, deferred taxes, estimated capital expenditures, liquidity and capital resources, our intention to prepay certain of our long-term debt, our working capital requirements, our ability to improve our capital structure through asset sales and/or through certain financings, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, timing of future maintenance turnarounds, the Company’s ongoing asset impairment analysis, future contributions related to pension and postretirement obligations, our ability to manage our margins on future refinery production and our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
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
     Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in the underlying demand for our refined products;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	instability and volatility in the financial markets, including as a result of U.S. government actions or inactions to deal with the U.S. government debt and deficit as well as potential disruptions caused by economic uncertanties in Europe;

•	a potential economic resession in the United States and/or abroad;

•	availability of renewable fuels for blending and Renewal Identification Numbers, or RIN, to meet Renewable Fuel Standards, or RFS, obligations;

•	changes in crack spreads;

•	changes in the spread between West Texas Intermediate, or WTI, crude oil and West Texas Sour, or WTS, crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Maya crude oil, also known as the light/heavy spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	construction of new, or expansion of existing product pipelines in the areas that we serve;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems on our operations;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects, and failure to realize the expected benefits from those projects;

•	effects of, and costs relating to compliance with current and future local, state, and federal environmental, economic, climate change, safety, tax and other laws, policies and regulations, and enforcement initiatives;

•	rulings, judgments, or settlements in litigation, or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;

i

•	the price, availability, and acceptance of alternative fuels and alternative fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism, and other matters beyond our control; and

•	other factors discussed in more detail under Part I — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, or 2010 10-K, which are incorporated herein by this reference.
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

ii

Part I
Financial Information

Item 1. Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$402,635	$59,912
Accounts receivable, trade, net of a reserve for doubtful accounts of $1,986 and $3,896, respectively	279,394	269,596
Inventories	390,824	365,673
Prepaid expenses	109,247	73,391
Other current assets	97,294	57,131

Total current assets	1,279,394	825,703
Property, plant, and equipment, net	1,625,843	1,688,154
Intangible assets, net	58,291	59,945
Other assets, net	57,862	54,344

Total assets	$3,021,390	$2,628,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$329,929	$294,662
Accrued liabilities	257,487	136,362
Deferred income tax liability, net	15,135	58,929
Current portion of long-term debt	3,647	63,000

Total current liabilities	606,198	552,953

Long-term liabilities:
Long-term debt, less current portion	1,058,715	1,006,531
Deferred income tax liability, net	444,366	361,292
Other liabilities	29,141	31,777

Total long-term liabilities	1,532,222	1,399,600

Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 89,982,417 and 89,025,010 shares issued, respectively	900	890
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	597,591	588,215
Retained earnings	307,095	109,871
Accumulated other comprehensive loss, net of tax	(1,173)	(1,940)
Treasury stock, 698,006 shares at cost	(21,443)	(21,443)

Total stockholders’ equity	882,970	675,593

Total liabilities and stockholders’ equity	$3,021,390	$2,628,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$2,397,139	$2,038,296	$6,794,611	$6,099,028
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,053,409	1,807,411	5,854,320	5,479,813
Direct operating expenses (exclusive of depreciation and amortization)	109,159	116,982	337,571	337,930
Selling, general, and administrative expenses	27,153	23,733	72,357	61,185
Impairment losses	—	3,963	—	3,963
Maintenance turnaround expense	632	—	1,336	23,286
Depreciation and amortization	35,581	35,253	105,301	104,294

Total operating costs and expenses	2,225,934	1,987,342	6,370,885	6,010,471

Operating income	171,205	50,954	423,726	88,557
Other income (expense):
Interest income	114	151	345	317
Interest expense and other financing costs	(33,195)	(37,099)	(101,191)	(111,168)
Amortization of loan fees	(2,295)	(2,453)	(6,869)	(7,287)
Loss on extinguishment of debt	—	—	(4,641)	—
Other, net	(5,206)	414	(4,038)	4,212

Income (loss) before income taxes	130,623	11,967	307,332	(25,369)
Provision for income taxes	(45,695)	(5,108)	(110,108)	15,892

Net income (loss)	$84,928	$6,859	$197,224	$(9,477)

Net earnings (loss) per share:
Basic	$0.94	$0.08	$2.17	$(0.11)
Diluted	$0.81	$0.08	$1.90	$(0.11)
Weighted average common shares outstanding:
Basic	89,176	88,280	88,878	88,170
Diluted	109,935	88,280	109,733	88,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$197,224	$(9,477)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	105,301	104,294
Amortization of loan fees	6,869	7,287
Amortization of original issue discount	13,547	11,694
Provision for doubtful accounts	182	1,689
Stock-based compensation	6,168	4,273
Excess tax benefit from stock-based compensation	3,218	—
Loss on extinguishment of debt	4,641	—
Impairment losses	—	3,963
Deferred income taxes	39,280	6,659
Gain on disposal of assets	(3,803)	(418)
Changes in operating assets and liabilities:
Accounts receivable	(9,980)	66,946
Inventories	(25,151)	87,374
Prepaid expenses	(35,856)	(20,045)
Other assets	(44,108)	(29,362)
Accounts payable	35,267	(138,962)
Accrued liabilities	113,250	18,230
Other long-term liabilities	(5,498)	(20,664)

Net cash provided by operating activities	400,551	93,481

Cash flows from investing activities:
Capital expenditures	(44,655)	(56,741)
Proceeds from the sale of assets	11,610	642

Net cash used in investing activities	(33,045)	(56,099)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(26,685)	(9,750)
Revolving credit facility, net	—	(25,000)
Proceeds from financing arrangement	12,322	—
Deferred financing costs	(7,202)	—
Excess tax benefit from stock-based compensation	(3,218)	—

Net cash used in financing activities	(24,783)	(34,750)

Net increase in cash and cash equivalents	342,723	2,632
Cash and cash equivalents at beginning of period	59,912	74,890

Cash and cash equivalents at end of period	$402,635	$77,522

Supplemental disclosures of cash flow information for:
Income taxes paid (refunded)	$40,803	$(50,731)
Interest paid	81,627	89,859
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$84,928	$6,859	$197,224	$(9,477)
Other comprehensive income (loss) items:
Defined benefit plans:
Reclassification of (gain) loss to income	22	(12)	64	(7)
Recognition of pension plan settlements	230	—	1,290	—
Pension plan termination adjustment	—	—	—	617
Actuarial loss	—	(3,684)	—	(3,684)

Other comprehensive income (loss) before tax	252	(3,696)	1,354	(3,074)
Income tax	(111)	1,369	(587)	1,170

Other comprehensive income (loss), net of tax	141	(2,327)	767	(1,904)

Comprehensive income (loss)	$85,069	$4,532	$197,991	$(11,381)

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
     The Company is an independent crude oil refiner and marketer of refined products and also operates service stations and convenience stores. Of the four refineries the Company owns, it currently operates two: one in El Paso, Texas and one near Gallup in the Four Corners region of Northern New Mexico. The Company indefinitely idled its refining facility near Bloomfield, New Mexico during the latter part of 2009 and temporarily suspended the refining operations of its Yorktown, Virginia facility in the latter part of 2010. Primarily, the Company operates in West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, the Company also owns and operates stand-alone refined product distribution terminals in Bloomfield, New Mexico; Albuquerque, New Mexico; and Yorktown, Virginia, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of September 30, 2011, the Company also operated 172 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, Utah, and Virginia.
     The Company’s operations include three business segments: the refining group, the wholesale group, and the retail group. See Note 3, Segment Information, for further discussion of the Company’s business segments.
2. Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.
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
     Cash Equivalents and Other Non-cash Activity
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. There were no cash equivalents at September 30, 2011 or December 31, 2010. The Company maintains its cash and cash equivalent accounts with high-credit-quality financial institutions. Only a negligible portion of these deposits are insured by the Federal Deposit Insurance Corporation.
     Non-cash investing and financing activities for the nine months ended September 30, 2011 include an $8.2 million increase in debt, consisting of $3.7 million in other debt costs, an original issue discount of $3.2 million, and a reduction of debt proceeds of $1.3 million to pay accrued interest related to the March 2011 amendment and restatement of the Company’s Term Loan Credit Agreement. Other non-cash activities include $4.4 million of fixed and intangible assets acquired through a capital lease obligation of $3.4 million and a promissory note of $1.0 million for the nine months ended September 30, 2011, and $0.2 million in accrued capital expenditures for the nine months ended September 30, 2010.

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
     Beginning in the second quarter of 2009, price differentials between sour and heavy crude oil and light sweet crude oil narrowed significantly. Narrow heavy light crude oil differentials negatively impacted the results of operations for the Yorktown refinery. Due to narrow heavy light crude oil differentials and other continuing unfavorable economic conditions, the Company temporarily suspended refining operations at the Yorktown facility in September 2010. The Company continues to operate the Yorktown facility as a refined product distribution terminal, primarily serving the Company’s wholesale group. The Company performed an impairment analysis in connection with the temporary suspension of the Yorktown refining operations. No impairment existed as a result of that analysis. The Company routinely monitors refining industry market data, including crack spread and heavy light crude oil differential forecasts and other refining industry market data to determine whether assumptions used in its impairment analysis should be revised or updated. Management has considered the available data and has concluded that revisions to its impairment analysis are not required and that no impairment of the Yorktown long-lived assets exists as of September 30, 2011. The market data used by the Company in making these assumptions, however, has recently been extremely volatile. Continued volatility with this market data could have an impact on the Company’s on going impairment analysis.
     Due to the uncertainty of various assumptions used in the Company’s impairment analysis, the potential for future impairment remains. The longer the period of dormancy of the refining equipment, the more problematic a restart of reliable refining operations can become. The Company currently anticipates a six to nine month pre-restart maintenance period will be required before the Yorktown refinery can be restarted, at an estimated cost of approximately $65.0 million, which includes the cost of a maintenance turnaround. If it becomes apparent to management in the future that the Company will not restart the refining operations during 2013 or if its future cash flow forecasts change significantly, a potential impairment could exist at that time. In addition, the Company is evaluating a potential sale of the Yorktown terminal assets. If consummated, the sale could impact the impairment analysis. Impairments related to Yorktown could have a material impact on the Company’s results of operations. The carrying value of total long-lived and intangible assets at Yorktown as of September 30, 2011 was $637.9 million, of which $448.5 million was related to the temporarily idled Yorktown refining assets.
Recent Accounting Pronouncements
     The accounting provisions covering the presentation of comprehensive income were amended to allow an entity the option to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either in a single continuous statement or in two separate but consecutive statements. Under either choice, the entity is required to present reclassification adjustments on the face of the financial statement for items that are reclassified from other comprehensive income (loss) to net income (loss) in the statement where those components are presented. These provisions are effective for the first interim or annual period beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. The adoption of this guidance effective January 1, 2012 will not affect the Company’s financial position or results of operations because these requirements only affect disclosures.
     The accounting provisions covering fair value measurements and disclosures were amended to clarify the application of existing fair value measurement requirements and to change certain fair value measurement and disclosure requirements. Amendments that change measurement and disclosure requirements relate to (i) fair value measurement of financial instruments that are managed within a portfolio, (ii) application of premiums and discounts in a fair value measurement, and (iii) additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy. These provisions are effective for the first interim or annual period beginning after December 15, 2011. The adoption of this guidance effective January 1, 2012 will not affect the Company’s financial position or results of operations, but may result in additional disclosures.
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
3. Segment Information
     The Company is organized into three operating segments based on manufacturing and marketing criteria and the nature of the respective segment’s products and services, production processes, and types of customers. These segments are the refining group, the wholesale group, and the retail group. A description of each segment and its principal products follows:
     Refining Group. The Company’s refining group currently operates two refineries: one in El Paso, Texas (the “El Paso refinery”) and one near Gallup, New Mexico (the “Gallup refinery”). The refining group also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, three stand-alone refined product distribution terminals, and four asphalt terminals. The two refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. The Company purchases crude oil, other feedstocks, and blending components from various third-party suppliers. The Company also acquires refined products through exchange agreements and

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
from various third-party suppliers. The Company sells these products through its own service stations, its own wholesale channels, independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies.
     Wholesale Group. The Company’s wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, a bulk lubricant terminal facility, and a fleet of refined product and lubricant delivery trucks. The wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Texas, Utah, and Virginia. The Company’s wholesale group purchases petroleum fuels and lubricants from third-party suppliers and from the refining group. As of January 2011, wholesale operations include the distribution of finished product through the Company’s Yorktown terminal facility. For the three months ended September 30, 2011, the wholesale group results included $385.2 million of net sales and $7.6 million of operating income related to the Company’s East Coast wholesale operations through the Yorktown facility. For the nine months ended September 30, 2011, the wholesale group results included $991.4 million of net sales and $11.9 million of operating income related to the Company’s East Coast wholesale operations through the Yorktown facility. The finished products sold through the Yorktown facility are purchased from third parties.
     Retail Group. The Company’s retail group operates service stations that include convenience stores or kiosks. The service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. The Company’s wholesale group supplies the majority of the gasoline and diesel fuel that the retail group sells. The Company purchases general merchandise and beverage and food products from various third-party suppliers. At September 30, 2011, the Company’s retail group operated 172 service stations and convenience stores or kiosks located in Arizona, Colorado, and New Mexico. During the second and third quarters of 2011, the retail group acquired two convenience stores for a net purchase price of $4.3 million, entered into six individual convenience store leases, and entered into a master agreement to lease 14 additional convenience stores. For the three and nine months ended September 30, 2011, the retail group results included $21.5 million and $24.5 million in net sales, respectively, from the convenience stores added during the second and third quarters of 2011. The operations of the additional convenience stores did not have a significant impact on the operating income of the retail group for the three and nine months ended September 30, 2011. Subsequent to September 30, 2011, the retail group entered into a master lease agreement to lease 34 additional convenience stores located in Texas and New Mexico.
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
     Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2011 and 2010 are presented below:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended September 30, 2011
	Refining	Wholesale	Retail
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,089,496	$1,056,128	$251,515	$—	$2,397,139
Intersegment revenues (1)	1,189,526	195,638	6,486	—	—

Operating income (loss)	$171,446	$12,707	$2,482	$(15,430)	$171,205
Other income (expense), net					(40,582)

Income before income taxes					$130,623

Depreciation and amortization	$31,440	$1,033	$2,410	$698	$35,581
Capital expenditures	15,392	193	2,851	217	18,653

(1)	Intersegment revenues of $1,391.7 million have been eliminated in consolidation.

	For the Nine Months Ended September 30, 2011
	Refining	Wholesale	Retail
	Group (2)	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$3,119,809	$3,024,418	$650,384	$—	$6,794,611
Intersegment revenues (1)	3,128,556	529,369	19,779	—	—

Operating income (loss)	$431,671	$30,275	$6,689	$(44,909)	$423,726
Other income (expense), net					(116,394)

Income before income taxes					$307,332

Depreciation and amortization	$92,633	$3,257	$7,232	$2,179	$105,301
Capital expenditures	33,918	1,641	8,171	925	44,655
Total assets at September 30, 2011	2,118,314	285,176	165,960	451,940	3,021,390

(1)	Intersegment revenues of $1,391.7 and $3,677.7 million have been eliminated in consolidation for the three and nine months ended September 30, 2011.

(2)	Included in refining assets are $11.8 million in temporarily idled long-lived assets currently located at the Bloomfield facility that the Company intends to relocate and place into service at the Gallup refinery. The Company currently plans to place these assets in service during the scheduled 2012 Gallup maintenance turnaround. Also included in refining assets are $448.5 million in long-lived and intangible assets that the Company has temporarily idled at the Yorktown facility, which the Company plans to place back in service during 2013. Unforeseen circumstances could alter the Company’s planned time lines or prevent full utilization of these assets in the future. As such, risk of partial or full impairment exists.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended September 30, 2010
	Refining	Wholesale	Retail
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,372,880	$476,707	$188,709	$—	$2,038,296
Intersegment revenues (1)	672,126	154,596	6,429	—	—

Operating income (loss)	$51,947	$5,449	$7,606	$(14,048)	$50,954
Other income (expense), net					(38,987)

Income before income taxes					$11,967

Depreciation and amortization	$30,434	$1,210	$2,496	$1,113	$35,253
Capital expenditures	18,041	63	1,385	171	19,660

	For the Nine Months Ended September 30, 2010
	Refining	Wholesale	Retail
	Group	Group	Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$4,182,086	$1,396,018	$520,924	$—	$6,099,028
Intersegment revenues (1)	1,913,798	386,171	17,006	—	—

Operating income (loss)	$96,505	$17,185	$13,883	$(39,016)	$88,557
Other income (expense), net					(113,926)

Loss before income taxes					$(25,369)

Depreciation and amortization	$89,211	$3,914	$7,631	$3,538	$104,294
Capital expenditures	52,527	470	3,503	241	56,741
Total assets at September 30, 2010	2,238,670	158,246	155,731	109,035	2,661,682

(1)	Intersegment revenues of $833.2 million and $2,317.0 million have been eliminated in consolidation for the three and nine months ended September 30, 2010, respectively.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated their fair values at September 30, 2011 and December 31, 2010 due to their short-term maturities. The following tables represent the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and the basis for that measurement:

Fair Value Measurement at September 30, 2011 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial assets:
Commodity hedging contracts	$ 4,056	$—	$ 4,056	$—

Financial liabilities:
Commodity hedging contracts	$ 120,142	$—	120,142	$—

Fair Value Measurement at December 31, 2010 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Financial liabilities:
Commodity hedging contracts	$ 1,173	$—	$ 1,173	$—
     As of September 30, 2011 and December 31, 2010, the carrying amount and estimated fair value of the Company’s debt was as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Carrying amount	$1,062,362	$1,069,531
Fair value	1,250,536	1,261,704
     The carrying amount of the Company’s debt is the amount reflected in the Condensed Consolidated Balance Sheets, including the current portion. The fair value of the debt was determined using Level 2 inputs.
     There have been no transfers between assets or liabilities whose fair value is determined through the use of quoted prices in active markets (Level 1) and those determined through the use of significant other observable inputs (Level 2).
5. Inventories
     Inventories were as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Refined products (1)	$221,457	$189,994
Crude oil and other raw materials	140,970	152,155
Lubricants	15,238	11,456
Convenience store merchandise	13,159	12,068

Inventories	$390,824	$365,673

(1)	Includes $83.2 million and $10.0 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at September 30, 2011 and December 31, 2010, respectively.

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
     As of September 30, 2011 and December 31, 2010, refined products and crude oil and other raw materials totaled 5.0 million barrels and 5.7 million barrels, respectively. At September 30, 2011, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $180.5 million. At December 31, 2010, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $173.5 million.
     During the three and nine months ended September 30, 2011, the Company recorded LIFO liquidations caused by permanently decreased levels in inventory volumes that were consistent with the Company’s expectations of 2011 year-end inventory levels of certain refined products, crude oil, and other raw materials. The effect of these liquidations increased gross profit by $1.3 million, net income by $0.9 million, and net earnings per diluted share by $0.01 for the three months ended September 30, 2011. The effect of these liquidations increased gross profit by $1.3 million, net income by $0.8 million, and net earnings per diluted share by $0.01 for the nine months ended September 30, 2011.
     During the three and nine months ended September 30, 2010, the Company recorded LIFO liquidations caused by permanent decreases in inventory levels that were consistent with the Company’s expectations of year-end 2010 inventory levels of crude oil, other raw materials, and refined products at the Yorktown facility. The effect of these liquidations increased gross profit by $8.9 million, net income by $5.1 million, and earnings per diluted share by $0.06 for the three months ended September 30, 2010. The effect of these liquidations increased gross profit by $8.9 million, decreased net loss by $3.3 million, and decreased the loss per diluted share by $0.04 for the nine months ended September 30, 2010.
     Average LIFO cost per barrel of the Company’s refined products and crude oil and other raw materials inventories as of September 30, 2011 and December 31, 2010 was as follows:

	September 30,			December 31,
	2011			2010
			Average			Average
			LIFO			LIFO
			Cost Per			Cost Per
	Barrels	LIFO Cost	Barrel	Barrels	LIFO Cost	Barrel
	(In thousands, except cost per barrel)
Refined products	2,108	$138,280	$65.60	2,574	$180,031	$69.94
Crude oil and other	2,916	140,970	48.34	3,115	152,155	48.85

	5,024	$279,250	55.58	5,689	$332,186	58.39

6. Prepaid Expenses
     Prepaid expenses were as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Prepaid crude oil and other raw materials inventories	$80,892	$56,257
Prepaid insurance and other	28,355	17,134

Prepaid expenses	$109,247	$73,391

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Other Current Assets
     Other current assets were as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Materials and chemicals inventories	$38,967	$38,591
Commodity hedging activities receivable	36,247	3,173
Excise and other taxes receivable	15,421	10,945
Exchange and other receivables	6,659	4,422

Other current assets	$97,294	$57,131

8. Property, Plant, and Equipment, Net
     Property, plant, and equipment, net was as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Refinery facilities and related equipment	$1,806,799	$1,733,803
Pipelines, terminals, and transportation equipment	92,923	91,149
Retail and wholesale facilities and related equipment	195,654	185,359
Other	21,822	20,856
Construction in progress	44,212	94,894

	2,161,410	2,126,061
Accumulated depreciation	(535,567)	(437,907)

Property, plant, and equipment, net	$1,625,843	$1,688,154

     Depreciation expense was $34.4 million and $101.8 million for the three and nine months ended September 30, 2011, and $34.2 million and $101.1 million for the three and nine months ended September 30, 2010, respectively. Included in property, plant, and equipment, net, at September 30, 2011 were $460.3 million in idled assets related to the Company’s temporarily idled Yorktown ($448.5 million) and indefinitely idled Bloomfield ($11.8 million) refineries. The majority of these assets are included under refinery facilities and related equipment in the table above. All idled assets continue to be depreciated over their respective estimated useful lives and are subject to the same impairment considerations and periodic review of estimated useful lives as productive assets.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Intangible Assets, Net
     Intangible assets, net were as follows:

							Weighted
	September 30, 2011			December 31, 2010			Average
	Gross		Net	Gross		Net	Amortization
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Period
	Value	Amortization	Value	Value	Amortization	Value	(Years)
	(In thousands)
Amortizable assets:
Licenses and permits	$39,516	$(12,944)	$26,572	$39,151	$(10,698)	$28,453	8.9
Customer relationships	7,300	(1,628)	5,672	6,300	(1,305)	4,995	10.9
Rights-of-way	6,525	(1,780)	4,745	6,525	(1,267)	5,258	5.7
Other	1,644	(1,293)	351	1,360	(670)	690	5.1

	54,985	(17,645)	37,340	53,336	(13,940)	39,396

Unamortizable assets:
Trademarks	4,800	—	4,800	4,800	—	4,800
Liquor licenses	16,151	—	16,151	15,749	—	15,749

Intangible assets, net	$75,936	$(17,645)	$58,291	$73,885	$(13,940)	$59,945

     Intangible asset amortization expense for the three and nine months ended September 30, 2011 was $1.1 million and $3.2 million, respectively, based on estimated useful lives ranging from 6 to 20 years. Intangible asset amortization expense for the three and nine months ended September 30, 2010 was $1.0 million and $2.9 million, respectively, based on estimated useful lives ranging from 3 to 20 years. Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2011	$1,191
2012	4,737
2013	4,453
2014	4,262
2015	3,784
2016	3,613
10. Other Assets, Net
     Other assets, net were as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Unamortized loan fees	$38,273	$38,930
Other	19,589	15,414

Other assets, net	$57,862	$54,344

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Accrued and Other Long-Term Liabilities
     Accrued liabilities were as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Fair value of open commodity hedging positions, net	$115,898	$1,173
Excise taxes	30,465	39,086
Payroll and related costs	30,363	26,402
Income taxes	27,308	—
Interest	15,795	3,672
Professional and other	11,625	34,264
Banking fees and other financing	10,747	2,793
Property taxes	9,143	11,323
Environmental reserve	3,287	10,565
Short-term pension obligation	2,856	7,084

Accrued liabilities	$257,487	$136,362

     During the latter part of March 2010, the Company reversed $14.7 million related to its accrued bonus estimate for 2009. This revision of the Company’s 2009 bonus estimate reduced direct operating expenses (exclusive of depreciation and amortization) and selling, general, and administrative expenses reported in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 by $8.5 million and $6.2 million, respectively.
     Other long-term liabilities were as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Environmental reserve	$7,933	$7,689
Asset retirement obligations	5,772	5,485
Retiree plan obligations	4,017	3,831
Long-term capital lease obligation	3,344	—
Other	8,075	14,772

Other long-term liabilities	$29,141	$31,777

     As of September 30, 2011, the Company had environmental liability accruals of $11.2 million, of which $3.3 million was in accrued liabilities. These liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%. Environmental liabilities of $1.7 million accrued at September 30, 2011 have not been discounted. As of September 30, 2011, the unescalated, undiscounted environmental reserve related to these liabilities totaled $14.3 million, leaving $4.8 million to be accreted over time.
     The table below summarizes the Company’s environmental liability accruals:

	December 31,	Increase		September 30,
	2010	(Decrease)	Payments	2011
	(In thousands)
Discounted liabilities	$16,934	$2,708	$(10,133)	$9,509
Undiscounted liabilities	1,320	961	(570)	1,711

Total environmental liabilities	$18,254	$3,669	$(10,703)	$11,220

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Long-Term Debt
     Long-term debt was as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $22,669 and $24,618, respectively	$302,331	$300,382
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $13,811 and $16,823, respectively, with an interest rate of 10.75% at 2011 and 2010	261,189	258,177
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $37,931 and $46,285, respectively	177,519	169,165
Term Loan, due 2017, net of unamortized discount of $3,018 in 2011 with average interest rates of 8.56% and 10.75% for the nine months ended September 30, 2011 and 2010, respectively	320,357	341,807
5.50% Promissory Note, due 2015	966	—
Revolving Credit Agreement with an average interest rate of 5.73% and 6.14% for the nine months ended September 30, 2011 and 2010, respectively	—	—

Long-term debt	1,062,362	1,069,531
Current portion of long-term debt	(3,647)	(63,000)

Long-term debt, net of current portion	$1,058,715	$1,006,531

     Amounts outstanding under the Revolving Credit Agreement, if any, are included in the current portion of long-term debt.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Interest expense and other financing costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Contractual interest:
11.25% Senior Secured Notes	$9,141	$9,141	$27,422	$27,422
Floating Rate Senior Secured Notes	7,555	7,555	22,418	22,418
5.75% Senior Convertible Notes	3,097	3,097	9,291	9,291
Term Loan	6,213	9,437	21,027	28,262
Revolving Credit Agreement	—	1,393	631	4,628

	26,006	30,623	80,789	92,021

Amortization of original issuance discount:
11.25% Senior Secured Notes	561	512	1,949	1,723
Floating Rate Senior Secured Notes	1,008	962	3,012	2,642
5.75% Senior Convertible Notes	2,899	2,537	8,354	7,329
Term Loan	116	—	232	—

	4,584	4,011	13,547	11,694

Other interest expense	2,726	3,641	8,520	10,269
Capitalized interest	(121)	(1,176)	(1,665)	(2,816)

Interest expense and other financing costs	$33,195	$37,099	$101,191	$111,168

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
     Convertible Senior Notes. The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per year. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). The Company valued the conversion feature at June 30, 2009 using a borrowing rate of 13.75% at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt. As of September 30, 2011, the if-converted value of the Convertible Senior Notes exceeded its principal amount by $33.1 million.
     The Convertible Senior Notes are presently convertible, at the option of the holder, through and including, December 31, 2011. The Convertible Senior Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of the Company’s common stock exceeds $14.04 for twenty days in the thirty consecutive trading day period

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ending on the last trading day of the immediately preceding calendar quarter. If any Convertible Senior Notes are surrendered for conversion, the Company may elect to satisfy its obligations upon conversion through the delivery of shares of its common stock, in cash or a combination thereof.
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
     As a result of the March 29, 2011 amendment and restatement, the Term Loan bears interest equal to LIBOR (subject to a floor of 1.5%) plus 6.00%. Prior to the amendment and restatement, the Term Loan bore interest equal to LIBOR (subject to a floor of 3.25%) plus 7.50%.
     On September 23, 2011, the Company amended the Term Loan Credit Agreement to provide for certain conforming changes made in the amended and restated Revolving Credit Agreement.
     Revolving Credit Agreement. On September 22, 2011, the Company entered into an amended and restated Revolving Credit Agreement. Lenders under the agreement extended $1.0 billion in revolving line commitments, that mature on September 22, 2016, and incorporate a borrowing base tied to eligible accounts receivable and inventory. The agreement also provides for letters of credit and swing line loans. The agreement provides for a quarterly commitment fee ranging from 0.375% to 0.50% per annum subject to adjustment based upon the average utilization ratio under the agreement and letter of credit fees ranging from 2.50% to 3.25% per annum, payable quarterly, subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 1.50% to 2.25% or LIBOR loans plus a margin ranging from 2.50% to 3.25% subject to adjustment based upon the average excess availability under the Revolving Credit Agreement. The interest rate margins and letter of credit fees are to be reduced by 0.25% upon the Company’s achievement and maintenance of a certain fixed charge coverage ratio. The Revolving Credit Agreement provides for a cash dominion requirement that is in effect only if the excess availability under the Revolving Credit Agreement falls below 15.0% of the Borrowing Base or $50.0 million. The Revolving Credit Agreement is guaranted on a joint and several basis by the Subsidiaries of the Company. The Revolving Credit Agreement is secured on a first priority basis by the Company’s cash and cash equivalents, trade accounts receivable, and inventory, and on a second priority basis by the collateral securing the Term Loan, the Senior Secured Notes, and any future other pari passu secured obligations, which consist of the Company’s fixed assets. The facility is used to fund general working capital needs and letter of credit requirements. The Company paid $5.9 million in fees to effect the September 22, 2011 amendment to the Revolving Credit Agreement.
     Prior to September 22, 2011 the Revolving Credit Agreement included commitments of $800.0 million composed of a $145.0 million tranche that matured on May 31, 2012 and $655.0 million tranche that matured on January 1, 2015. Interest rates for the $145.0 million tranche were based on the Company’s consolidated leverage ratio and ranged from 3.75% to 4.50% over LIBOR. Interest rates for the $655.0 million tranche were based on the Company’s borrowing base capacity under the Revolving Credit Agreement and ranged from 3.00% to 3.75% over LIBOR.
     As of September 30, 2011, the Company had gross availability under the Revolving Credit Agreement of $650.2 million, of which $355.5 million was used for outstanding letters of credit.
13. Income Taxes
     Compared to the federal statutory rate of 35%, the effective tax rate for both the three and nine months ended September 30, 2011 was 35.0% and 35.8%, respectively. The effective tax rate for the nine month period was slightly higher than the statutory rate, primarily due to state tax obligations.
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
     The Company believes that it is more likely than not that the benefit from certain state net operating loss (“NOL”) carryforwards related to the Yorktown refinery will not be realized. Accordingly, the previous valuation allowance of $0.8 million against the deferred tax assets relating to these NOL carryforwards was increased to $3.0 million at September 30, 2011.
     The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense. The Company recognized no interest or penalties related to uncertain tax positions for the periods ended September 30, 2011 and 2010.
14. Retirement Plans
     The Company fully recognizes the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements.
     Pensions
     Through September 30, 2011, the Company had distributed $19.5 million ($12.8 million in 2010 and $6.7 million in 2011) from plan assets to plan participants as a result of the temporary idling of Yorktown refining operations and resultant termination of several participants of the Yorktown pension plan. The Company contributed $4.4 million to its Yorktown pension plan during September 2011. The Yorktown pension plan has been curtailed.
     In connection with the negotiation of a collective bargaining agreement covering employees of the El Paso refinery during the second quarter of 2009, the Company terminated the defined benefit plan covering certain El Paso refinery employees. Regulatory approval of this termination was received during the first quarter of 2010. No changes to the Company’s proposed plan of termination were required. Through September 2010, the Company had distributed $21.7 million ($4.2 million in 2010 and $17.5 million in 2009) from plan assets to plan participants as a result of the termination agreement. Distributions made were in accordance with the termination agreement. The termination resulted in reductions to the related pension obligation of $5.2 million and to other comprehensive loss of $0.6 million in the nine months ended September 30, 2010.
     The components of the net periodic benefit cost associated with the Company’s pension plans for certain employees at the El Paso and Yorktown refineries were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010 (1)	2011	2010 (1)
		(In thousands)
Net periodic benefit cost includes:
Service cost	$—	$462	$—	$1,352
Interest cost	125	327	375	925
Amortization of net loss	25	(9)	75	4
Expected return on assets	(33)	(471)	(98)	(1,078)
Settlement expense	230	—	1,290	441
Plan amendments	(105)	—	(105)	809

Net periodic benefit cost	$242	$309	$1,537	$2,453

(1)	The Company completed the termination of the defined benefit plan that covered certain El Paso refinery employees during the second quarter of 2010.
Postretirement Obligations
     The components of the net periodic benefit cost associated with the Company’s postretirement medical benefit plans covering certain employees at the El Paso and Yorktown refineries were as follows:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
Net periodic benefit cost includes:
Service cost	$20	$105	$60	$371
Interest cost	56	124	169	374
Amortization of net gain	(3)	(3)	(11)	(11)

Net periodic benefit cost	$73	$226	$218	$734

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Defined Contribution Plans and Deferred Compensation Plan
     The Company sponsors a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. The Company will match participant contributions to the plan subject to certain limitations and a per participant maximum contribution. For each 1% of eligible compensation contributed by the participant, the Company will match 1% up to a maximum of 4% of eligible compensation, provided the participant has a minimum of one year of service with the Company. For the three and nine months ended September 30, 2011 and 2010, the Company expensed $1.5 million, $1.7 million, $4.3 million, and $4.6 million, respectively, in connection with this plan.
15. Crude Oil and Refined Product Risk Management
     The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the nine months ended September 30, 2011, the Company entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
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
     The contract fair value is reflected in the Condensed Consolidated Balance Sheets and the related net gain or loss is recorded within cost of products sold in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At September 30, 2011, the Company had open commodity hedging instruments consisting of crude oil futures on 650,000 barrels and finished products price and crack spread swaps on 33,657,500 barrels primarily to fix the margin on a portion of its future gasoline and distillate production and to protect the value of certain crude oil, finished product, and blendstock inventories. The fair value of the outstanding contracts at September 30, 2011 was a net unrealized loss of $116.1 million comprised of both short-term and long-term realized and unrealized gains and losses. This net unrealized loss consists of $3.2 million in other current assets, $13.0 million in other assets, $119.1 million in current liabilities, and $13.2 million in other long-term liabilities. At December 31, 2010, the Company had open commodity hedging instruments consisting of crude oil futures and finished product price swaps on 1,023,000 barrels primarily to protect the value of certain crude oil, finished product, and blendstock inventories.
     The Company’s commodity hedging activities are initiated within guidelines established by management and approved by the Company’s board of directors. Commodity hedging transactions are executed centrally on behalf of all of the Company’s operating segments to minimize transaction costs, monitor consolidated net exposures, and to allow for increased responsiveness to changes in market factors. Due to mark-to-market accounting during the term of the various commodity hedging contracts, significant unrealized, non-cash gains and losses could be recorded in period results of operations. Additionally, the Company may be required to collateralize any mark-to-market losses on outstanding commodity hedging contracts.
     As of September 30, 2011, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Notional Contract Volumes by Year of Maturity
	2011	2012	2013	2014
Inventory positions (futures and swaps):
Crude oil and refined products — net short positions	650	—	—	—
Refined product positions (crack spread swaps):
Distillate — net short positions	1,850	9,600	8,958	1,800
Unleaded gasoline — net short positions	3,125	8,325	—	—
     The Company recognized $105.9 million and $173.3 million, within cost of products sold, of net realized and unrealized losses from hedging activities during the three and nine months ended September 30, 2011, respectively. The Company recognized $1.7 million and $4.8 million within cost of products sold, of net realized and unrealized losses from hedging activities during the three and nine months ended September 30, 2010, respectively.
16. Stock-Based Compensation
     The Company has two share-based compensation plans, the Western Refining 2006 Long-Term Incentive Plan (the “2006 LTIP”) and the 2010 Incentive Plan of Western Refining (the “2010 Incentive Plan”) which allow for restricted share awards and restricted share unit awards. As of September 30, 2011, there were 39,896 and 3,432,653 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans generally vest over a three-year period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
     Restricted Shares
     Ownership of the shares does not transfer to the recipient until the shares have vested; recipients have voting and nonforfeitable dividend rights on these shares from the date of the grant. As of September 30, 2011, there were 1,530,362 restricted shares outstanding.
     Restricted Share Units
     Ownership of the units does not transfer to the recipient until the units have vested; recipients do not have voting or dividend rights on these units. Upon vesting, the recipient will be entitled to receive, at the Compensation Committee’s election, the number of shares underlying the restricted share units, a cash payment equal to the share value at the vesting date, or a combination of both. As of September 30, 2011, there were 307,672 unvested restricted share units outstanding.
     The Company recorded stock compensation expense of $2.0 million and $6.2 million for the three and nine months ended September 30, 2011, respectively, of which $0.2 million and $0.8 million was included in direct operating expenses and $1.8 million and $5.4 million in selling, general, and administrative expenses, respectively. The excess tax benefit related to the shares that vested during the three and nine months ended September 30, 2011 was $0.3 million and $3.1 million, respectively using a statutory blended rate of 37.54%. The aggregate fair value at the grant date of the shares that vested during the three and nine months ended September 30, 2011 was $0.9 million and $7.3 million, respectively. The related aggregate intrinsic value of these shares was $1.7 million and $15.7 million, respectively at the vesting date.
     The Company recorded stock compensation expense of $1.8 million and $4.3 million for the three and nine months ended September 30, 2010, respectively, of which $0.3 million and $0.6 million was included in direct operating expenses and $1.5 million and $3.7 million in selling, general, and administrative expenses, respectively. The tax deficiency related to the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
shares that vested during the three and nine months ended September 30, 2010 was $0.1 million and $1.0 million, respectively, using a statutory blended rate of 37.17%. The aggregate fair value at the grant date of the shares that vested during the three and nine months ended September 30, 2010 was $0.5 million and $4.5 million, respectively. The related aggregate intrinsic value of these shares was $0.1 million and $1.6 million, respectively, at the vesting date.
     As of September 30, 2011, the aggregate fair value at grant date of restricted shares and restricted share units was $9.6 million and $5.0 million, respectively. The aggregate intrinsic value of restricted shares and restricted share units was $19.1 million and $3.8 million, respectively. The unrecognized compensation cost of nonvested restricted shares and restricted share units was $7.6 million and $4.0 million, respectively. Unrecognized compensation costs for restricted shares and restricted share units will be recognized over a weighted average period of approximately 1.45 years and 2.21 years, respectively. The following table summarizes the Company’s restricted share activity for the three and nine months ended September 30, 2011:

	Restricted Share Units		Restricted Shares
		Weighted Average		Weighted Average
	Number	Grant Date	Number	Grant Date
	of Units	Fair Value	of Shares	Fair Value
Nonvested at December 31, 2010	—	$—	2,438,147	$6.73
Awards granted	251,881	16.35	52,033	11.71
Awards vested	—		(751,481)	7.58
Awards forfeited	—		(160)	13.93

Nonvested at March 31, 2011	251,881	16.35	1,738,539	6.50
Awards granted	42,085	15.78	—
Awards vested	—		(89,385)	7.94
Awards forfeited	—		(904)	12.03

Nonvested at June 30, 2011	293,966	16.27	1,648,250	6.42
Awards granted	13,706	14.02	—
Awards vested	—		(116,541)	7.98
Awards forfeited	—		(1,347)	12.30

Nonvested at September 30, 2011	307,672	16.17	1,530,362	6.30

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The computation of basic and diluted earnings per share under the two-class and treasury methods was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands, except per share data)
Basic earnings (loss) per common share:
Allocation of earnings (losses):
Net income (loss)	$84,928	$6,859	$197,224	$(9,477)
Distributed earnings	—	—	—	—
Income allocated to participating securities	(1,533)	(173)	(4,193)	—

Undistributed income (loss) available to common shareholders	$83,395	$6,686	$193,031	$(9,477)

Weighted-average number of common shares outstanding:	89,176	88,280	88,878	88,170
Basic earnings (loss) per common share:
Distributed earnings per share	$—	$—	$—	$—
Undistributed earnings (loss) per share	0.94	0.08	2.17	(0.11)

Basic earnings (loss) per common share	$0.94	$0.08	$2.17	$(0.11)

Diluted earnings (loss) per common share:
Net income (loss)	$84,928	$6,859	$197,224	$(9,477)
Tax effected interest related to convertible debt	3,745	—	11,021	—

Net income (loss) available to common stockholders, assuming dilution	$88,673	$6,859	$208,245	$(9,477)

Weighted-average diluted common shares outstanding:	109,935	88,280	109,733	88,170

Diluted earnings (loss) per common share:	$0.81	$0.08	$1.90	$(0.11)

     The following table reflects potentially dilutive securities that were excluded from the diluted earnings (loss) per common share calculation as the effect of including such shares would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
Common equivalent shares from Convertible Senior Notes	—	19,949	—	19,949
Restricted stock	—	9	—	9
18. Contingencies
     Liabilities for future remediation costs are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated, generally on an undiscounted basis. Environmental liabilities acquired in a business combination may be discounted dependent upon specific circumstances related to each environmental liability acquired. The timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Current regulations are applied in determining environmental liabilities and are based on best estimates of probable undiscounted future costs over the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
estimated period of time expected to complete the remediation activities using currently available technology as well as the Company’s internal environmental policies. Environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible remediation and the timing of such remediation. Such estimates are subject to change due to many factors, including the identification of new sites requiring remediation, changes in environmental laws and regulations and their interpretation, additional information related to the extent and nature of remediation efforts, and potential improvements in remediation technologies. Amounts recorded for environmental liabilities are not reduced by possible recoveries from third parties.
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
     In May 2000, the Company entered into an Agreed Order with the Texas Natural Resources Conservation Commission, now known as the TCEQ, for remediation of the south side of the El Paso refinery property. In August 2000, the Company purchased a Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy at a cost of $10.3 million, which the Company expensed in 2000. The policy is non-cancelable and covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20.0 million. In addition, under a settlement agreement with the Company, a subsidiary of Chevron is obligated to pay 60% of any Agreed Order environmental clean-up costs that would otherwise have been covered under the policy but that exceed the $20.0 million threshold. Under the policy, environmental costs outside the scope of the Agreed Order are covered up to $20.0 million and require payment by the Company of a deductible of $0.1 million per incident as well as any costs that exceed the covered limits of the insurance policy.
     On June 30, 2011, the U.S. Environmental Protection Agency (“EPA”) filed notice with the federal district court in El Paso that the EPA and the Company had entered into a proposed Consent Decree under the Petroleum Refinery Enforcement Initiative (“EPA Initiative”). On September 2, 2011, the court entered the Consent Decree. Under the EPA Initiative, the EPA is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into similar consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. The Consent Decree does not require any soil or groundwater remediation or clean-up.
     Based on the terms of the Consent Decree and current information, the Company estimates the total capital expenditures necessary to address the Consent Decree issues would be approximately $60.0 million, of which the Company has already expended $39.0 million, including $15.2 million for the installation of a flare gas recovery system that was completed in 2007 and $23.8 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers through September 2011. The Company estimates remaining expenditures of approximately $21.0 million for the NOx emission controls on heaters and boilers during 2011 through 2013. This amount is included in the Company’s estimated capital expenditures for regulatory projects. Under the terms of the Consent Decree, the Company paid a civil penalty of $1.5 million in September 2011.
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
     In 2004 and 2005, the El Paso refinery applied for and was issued a Texas Flexible Permit by the TCEQ Flexible Permits program, under which the refinery continues to operate. Established in 1994 under the Texas Clean Air Act, the program grants operational flexibility to industrial facilities and permits the allocation of emissions on a facility-wide basis in exchange for emissions reduction and controlling previously unregulated “grandfathered” emission sources. The TCEQ submitted its Flexible Permits Program rules to the EPA for approval in 1994 and administered the program for 16 years with the EPA’s full knowledge. In May 2010, the El Paso refinery received a request from the EPA, pursuant to Section 114 of the Clean Air Act,

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
seeking information about the refinery’s air permits. The Company responded to the EPA’s request in June 2010. Also in June 2010, the EPA disapproved the TCEQ Flexible Permits Program. In July 2010, the Texas Attorney General filed a legal challenge to the EPA’s disapproval in a federal appeals court asking for reconsideration. Although the Company believes its Texas Flexible Permit is federally enforceable, the Company agreed in December 2010 to submit within one year an application to TCEQ for a permit amendment to obtain a State Implementation Plan (“SIP”) approved state air quality permit to address concerns raised by the EPA about all flexible permits. Sufficient time has not elapsed for the Company to reasonably estimate any potential impact of these regulatory developments in the Texas air permits program.
     In September 2010, the Company received a notice of intent to sue under the Clean Air Act from several environmental groups. While not entirely clear, the notice apparently contends that the Company’s El Paso refinery is not operating under a valid permit or permits because the EPA has disapproved the TCEQ Flexible Permits program and that the Company’s El Paso refinery may have exceeded certain emission limitations under these same permits. The Company disputes these claims and maintains its El Paso refinery is properly operating, and has not exceeded emissions limitations, under the validly issued TCEQ permit. The Company intends to defend itself accordingly.
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
     In November 2009, the Company indefinitely suspended refining operations at the Bloomfield refinery. The Company currently operates the site as a products distribution terminal and crude storage facility. Bloomfield continues to use some of the refinery equipment to support the terminal and to store crude for the Gallup refinery. The Company has begun negotiations with the NMED to revise the 2009 NMED Amendment to reflect the indefinite suspension. During March 2011, the Company filed a request for a second amendment to the NMED agreement. This amendment is intended to revise the order with respect to the Company’s idling the Bloomfield refinery and to delay NOx controls on the Gallup refinery’s carbon monoxide boiler. In September 2011, the NMED agreed to the second amendment proposing a penalty of $0.4 million primarily for the delay of NOx controls on the boiler and the Fluid Catalytic Cracking Unit (“FCCU”). The Company anticipates that the final penalty will be reduced through negotiations with the NMED and has accrued $0.3 million for the penalty.
     Based on current information and the 2009 NMED Amendment, the Company estimates $17.6 million total remaining capital expenditures will be required pursuant to the 2009 NMED Amendment. The Company has expended a total of $8.8 million through the third quarter of 2011, and expects to spend the remaining $8.8 million throughout the remainder of 2011 and 2012. These capital expenditures will primarily be for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx, and particulate matter from the refineries. The 2009 NMED Amendment also provided for a $2.4 million penalty. The Company completed payment of the penalty between November 2009 and September 2010 to fund Supplemental Environmental Projects (“SEP”). The Company does not expect implementation of the requirements in the 2005 NMED Agreement and the associated 2009 NMED Amendment, or the second amendment, will result in any soil or groundwater remediation or clean-up costs.
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
     The order recognizes that prior work satisfactorily completed may fulfill some of the foregoing requirements. In that regard, the Company has already put in place some remediation measures with the approval of the NMED and the New Mexico Oil Conservation Division. As of September 30, 2011, the Company had expended $2.5 million and estimates a remaining cost of $3.1 million for implementing the investigation and interim measures of the order.
     Gallup 2007 Resource Conservation Recovery Act (“RCRA”) Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. The Company reached and paid a final settlement of $0.7 million with the agencies in 2009. The Company does not expect implementation of the requirements in the final settlement will result in any additional soil or groundwater remediation or clean-up costs. Based on current information, the Company estimates capital expenditures of approximately $33.0 million to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. Through September 30, 2011, the Company had expended $10.6 million on the upgrade of the wastewater treatment plant and expects to spend the remaining $22.4 million through 2011 and 2012. In 2010, the Company negotiated with the NMED and the EPA to modify the 2009 settlement and establish a May 2012 deadline to complete the start-up of the upgraded wastewater treatment plant.
     Gallup 2010 NMED AQB Compliance Order. In October 2010, the NMED Air Quality Bureau (“NMED AQB”) issued the Gallup refinery a Compliance Order alleging certain violations related to compressor engines and demanded a penalty of $0.6 million. Although the Company believes no violations occurred and the assessment of a penalty is not appropriate, the Company paid a $0.4 million penalty in June 2011 to reach a settlement with the NMED AQB.
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
     The Company currently estimates that total remediation expenditures associated with the EPA order are approximately $43.9 million. Through September 30, 2011, the Company has expended $32.5 million related to the EPA order. The Company currently anticipates further expenditures of $0.5 million during the fourth quarter of 2011 with the remainder over the next 29 years, ending in 2040.
     Yorktown 2002 Amended Consent Decree. In May 2002, Giant acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a Consent Decree among various parties covering many locations entered in August 2001 under the EPA Initiative. Parties to the Consent Decree include the United States, BP Exploration and Oil Co., Amoco Oil Company, and Atlantic Richfield Company. As applicable to the Yorktown refinery, the Consent Decree required, among other things, a reduction of NOx, sulfur dioxide, and particulate matter emissions and upgrades to the refinery’s leak detection and repair program. The Company does not expect implementation of the Consent Decree requirements will result in any soil or groundwater remediation or clean-up requirements. Pursuant to the Consent Decree and prior to May 31, 2007, Giant had installed a new sour water stripper and sulfur recovery unit with a tail gas treating unit and an electrostatic precipitator on the FCCU and had begun using sulfur dioxide emissions reducing catalyst additives in the FCCU. The Company estimates additional capital expenditures of approximately $5.0 million to complete implementation of the Consent Decree requirements. The schedule for project implementation has not been defined. The Company does not expect completing the requirements of the Consent Decree will result in material increased operating costs, nor does it expect the completion of these requirements to have a material adverse effect on its business, financial condition, or results of operations.
     In August 2011, pursuant to the Consent Decree, the EPA reinstated a formal demand first issued in March 2010 for stipulated penalties in the amount of $0.5 million for a flaring event that occurred at the Yorktown refinery in October 2009. The Company responded in September 2011 offering to settle for $0.1 million, although the Company believes no stipulated penalties are due. In October 2011, the EPA accepted the Company’s offer. The Company does not expect any penalties, corrective action, or other associated settlement costs related to this issue to have a material adverse effect on its business, financial condition, or results of operations.

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
     Owners of a small hotel in Aztec, New Mexico filed a lawsuit in San Juan County, New Mexico alleging migration of underground gasoline onto their property from underground storage tanks located on a convenience store property across the street, which is owned by a subsidiary of the Company. Plaintiffs claim a component of the gasoline, MTBE, has contaminated their property as a result of this release. The Trial Court granted summary judgment against Plaintiffs and dismissed all claims related to the alleged 1992 release. On appeal by Plaintiffs to the New Mexico Court of Appeals, the Court reversed and reinstated certain of its claims but only to the extent they relate to releases that occurred after January 1, 1999. The Company disputes these claims and will defend itself accordingly.
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
     The lawsuit between subsidiaries of the Company, Western Refining Pipeline, Co. and Western Refining Southwest, Inc.; and TEPPCO Crude Pipeline, LLC and TEPPCO Crude Oil, LLC has been resolved. Other income (expense), net, in the condensed consolidated statement of operations for the three and nine months ended September 30, 2011 includes an amount related to the settlement as well as other items.
     In January 2011, 13 current and former employees of the Company’s Yorktown facility asserted that the elimination of a temporary annuity supplement under the Company’s Yorktown pension plan was not permitted by the Employee Retirement Income Security Act (“ERISA”). These employees filed an administrative claim with the administrator of the Company’s cash balance plan, which was denied by the administrator. A subsequent appeal to the administrator has now also been denied. These same 13 employees also filed a charge of discrimination with the Norfolk, Virginia Area Office of the Equal Employment Opportunity Commission asserting that the above mentioned benefit changes to the cash balance plan and the substitution of severance benefits in lieu of retiree medical benefits, which the Company made prior to the shutdown of Yorktown facilities, violated the Age Discrimination in Employment Act. The Company disputes these claims and will defend itself accordingly.
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
     Other Matters
     The Company successfully renegotiated collective bargaining agreements covering employees at the Gallup and El Paso refineries that expire in 2014 and 2015, respectively. While all of the Company’s collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, the Company may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse affect on the Company’s business, financial condition, and results of operations.
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
Company Overview
     We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate two refineries with a total crude oil throughput capacity of approximately 151,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a refinery near Gallup, New Mexico with a throughput capacity of approximately 23,000 bpd. Until September 2010, we operated a 70,000 bpd refinery on the East Coast of the United States near Yorktown, Virginia, and until November 2009, we also operated a 17,000 bpd refinery near Bloomfield, New Mexico. We temporarily suspended refining operations at our Yorktown facility in September 2010 and we indefinitely suspended refining operations at the Bloomfield refinery in November 2009. We continue to operate Yorktown and Bloomfield as product distribution terminals and supply refined products to those areas. Our primary operating areas encompass West Texas, Arizona, New Mexico, Utah, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque, New Mexico; Yorktown; and Bloomfield; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of September 30, 2011, we also operate 172 retail service stations and convenience stores in Arizona, Colorado, and New Mexico; a fleet of crude oil and finished product truck transports; and a wholesale petroleum products distributor, that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, Utah, and Virginia.
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
Major Influences on Results of Operations
     Refining. Our net sales fluctuate significantly with movements in refined product prices and the cost of crude oil and other feedstocks, all of which are commodities. The spread between crude oil and refined product prices is the primary factor affecting our earnings and cash flows from operations. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depends on numerous factors beyond our control. These factors include the supply of and demand for crude oil, gasoline, and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; availability of imports; marketing of competitive fuels; price differentials between heavy and sour crude oils and light sweet crude oils, known as the heavy light crude oil differential; and government regulation. Another factor impacting our margins in recent years is the narrowing of the heavy light crude oil differential. Since the second quarter of 2009, the heavy light crude oil differential has narrowed significantly, particularly impacting our Yorktown refinery. When operating, the Yorktown refinery can process up to 100% heavy crude oil, and narrowing of the heavy light crude oil differential can have significant negative impact on Yorktown’s refining margins. During the first three quarters of 2011, a supply imbalance of WTI crude oil in the Mid-Continent has resulted in lower prices for WTI crude oil relative to Brent crude oil. Our refineries in El Paso and Gallup process primarily WTI based crude oil.

     Other factors that impact our overall refinery gross margins include the sale of lower value products such as residuum, propane, and petroleum coke particularly when crude costs are higher. Our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume. Also affecting refining margins within refinery cost of products sold is the impact of our economic hedging activity entered into primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, finished product, and blendstock inventories. Our refining cost of products sold includes $115.4 million and $179.5 million in economic hedging losses, respectively, for the three and nine months ended September 30, 2011. Our results of operations are also significantly affected by our refineries’ direct operating expenses, especially the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
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
     Periodically we have planned maintenance turnarounds at our refineries, which are expensed as incurred. We completed a scheduled turnaround at the south side of the El Paso refinery during the first quarter of 2010. Our next scheduled maintenance turnarounds are during the fall of 2012 for the Gallup refinery, the first quarter of 2013 for the El Paso refinery, and the first half of 2013 for the Yorktown refinery. The Yorktown 2013 turnaround will be performed in connection with our intention to restart refining operations at our Yorktown refinery.
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
     Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have a significant impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, and cash flows when implemented.
Results of Operations
     The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and nine months ended September 30, 2011 and 2010. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.

Consolidated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$2,397,139	$2,038,296	$6,794,611	$6,099,028
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	2,053,409	1,807,411	5,854,320	5,479,813
Direct operating expenses (exclusive of depreciation and amortization) (1)	109,159	116,982	337,571	337,930
Selling, general, and administrative expenses	27,153	23,733	72,357	61,185
Impairment losses	—	3,963	—	3,963
Maintenance turnaround expense	632	—	1,336	23,286
Depreciation and amortization	35,581	35,253	105,301	104,294

Total operating costs and expenses	2,225,934	1,987,342	6,370,885	6,010,471

Operating income	171,205	50,954	423,726	88,557
Other income (expense):
Interest income	114	151	345	317
Interest expense	(33,195)	(37,099)	(101,191)	(111,168)
Amortization of loan fees	(2,295)	(2,453)	(6,869)	(7,287)
Loss on extinguishment of debt	—	—	(4,641)	—
Other, net	(5,206)	414	(4,038)	4,212

Income (loss) before income taxes	130,623	11,967	307,332	(25,369)
Provision for income taxes	(45,695)	(5,108)	(110,108)	15,892

Net income (loss)	$84,928	$6,859	$197,224	$(9,477)

Basic earnings (loss) per share	$0.94	$0.08	$2.17	$(0.11)
Diluted earnings (loss) per share (2)	$0.81	$0.08	$1.90	$(0.11)
Weighted average basic shares outstanding	89,176	88,280	88,878	88,170
Weighted average dilutive shares outstanding	109,935	88,280	109,733	88,170
Cash Flow Data
Net cash provided by (used in):
Operating activities	$255,789	$239,604	$400,551	$93,481
Investing activities	(18,678)	(19,208)	(33,045)	(56,099)
Financing activities	(7,681)	(163,250)	(24,783)	(34,750)
Other Data
Adjusted EBITDA (3)	$202,326	$90,735	$526,670	$224,629
Capital expenditures	18,653	19,660	44,655	56,741
Balance Sheet Data (at end of period)
Cash and cash equivalents			$402,635	$77,522
Working capital			673,196	354,727
Total assets			3,021,390	2,661,682
Total debt			1,062,362	1,093,608
Stockholders’ equity			882,970	680,291

(1)	Excludes $1,391.7 million, $833.2 million, $3,677.7 million, and $2,317.0 million of intercompany sales; $1,388.1 million, $3,668.8 million, $831.6 million, and $2,312.6 million of intercompany cost of products sold; and $3.6 million, $1.6 million, $8.9 million, and $4.4 million of intercompany direct operating expenses for the three and nine months ended September 30, 2011 and 2010, respectively.

(2)	Our computation of diluted earnings (loss) per share potentially includes our Convertible Senior Notes and our restricted shares and share units. If determined to be dilutive to period earnings, these securities are included in the denominator of our diluted earnings per share calculation. For purposes of the diluted earnings (loss) per share calculation, we assumed issuance of 0.8 million and 0.9 milliion restricted shares and share units for the three and nine months ended September 30, 2011, respectively, and assumed issuance of 19.9 million shares related to the Convertible Senior Notes, respectively for both periods. The Convertible Senior Notes and restricted shares and share units were determined to be anti-dilutive for the same periods in 2010 and as such were not included in our computation of diluted earnings (loss) per share for those periods.

(3)	Adjusted EBITDA represents earnings before interest expense, income tax expense, amortization of loan fees, depreciation, amortization, maintenance turnaround expense, and other non-cash income and expense items. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA), and certain non-cash charges, which are items that may vary for different companies for reasons unrelated to overall operating performance.
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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
Net income (loss)	$84,928	$6,859	$197,224	$(9,477)
Interest expense	33,195	37,099	101,191	111,168
Provision for income taxes	45,695	5,108	110,108	(15,892)
Amortization of loan fees	2,295	2,453	6,869	7,287
Depreciation and amortization	35,581	35,253	105,301	104,294
Maintenance turnaround expense	632	—	1,336	23,286
Loss on extinguishment of debt	—	—	4,641	—
Impairment losses	—	3,963	—	3,963

Adjusted EBITDA	$202,326	$90,735	$526,670	$224,629

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
     Net Sales. Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer rebates or discounts and excise taxes. Net sales for the three months ended September 30, 2011 were $2,397.1 million compared to $2,038.3 million for the same period in 2010, an increase of $358.8 million, or 17.6%. This increase was the result of increased sales from our wholesale and retail groups of $579.4 million and $62.8 million, respectively, and decreased sales from our refining group of $283.4 million, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments including intersegment revenues increased from $90.00 for the three months ended September 30, 2010 to $129.39 for the three months ended September 30, 2011. This increase was partially offset by a decrease in sales volume. Our sales volume decreased from 30.6 million barrels to 28.6 million barrels for the three months ended September 30, 2010 and 2011, respectively, a decrease of 2.0 million barrels, or 6.5%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $2,053.4 million for the three months ended September 30, 2011 compared to $1,807.4 million for the same period in 2010, an increase of $246.0 million, or 13.6%. This increase was primarily the result of increased cost of products sold from our wholesale and retail groups of $568.8 million and $63.5 million, respectively, and decreased cost of products sold from our refining group of $386.3 million, net of intercompany transactions that eliminate in consolidation. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $82.94 to $117.49 for the three months ended September 30, 2010 and 2011, respectively. Cost of products sold for the three months ended September 30, 2011 and 2010 includes $105.9 million and $1.7 million, respectively, in realized and unrealized economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $109.2 million for the three months ended September 30, 2011 compared to $117.0 million for the same period in 2010, a decrease of $7.8 million, or 6.7%. The decrease in direct operating expenses resulted from a decrease of $15.2 million from our refining group and increases of $3.5 million and $3.9 million in direct operating expenses from our wholesale and retail groups, respectively, net of intercompany transactions that eliminate in consolidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $27.2 million for the three months ended September 30, 2011 compared to $23.7 million for the same period in 2010, an increase of $3.5 million, or 14.8%. The increase in selling, general, and administrative expenses resulted from increased expenses in our refining group, retail group, and corporate overhead of $1.3 million, $0.6 million, and $2.1 million, respectively, and a $0.5 million decrease in our wholesale group.
     The increase of $2.1 million in corporate overhead was primarily the result of increased incentive compensation and salary expenses of $1.2 million and $0.4 million, respectively.
     Impairment Losses. As a result of our decision to permanently close our product distribution terminal in Flagstaff, Arizona during the third quarter of 2010, we completed an impairment analysis of the related long-lived assets. From this analysis, we determined that impairment existed. Accordingly, we recorded an impairment charge of $4.0 million primarily related to the Flagstaff long-lived assets during the three months ended September 30, 2010. No impairment charges were recorded during the three months ended September 30, 2011.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the three months ended September 30, 2011, we incurred turnaround expenses of $0.6 million in connection with a planned 2012 turnaround at our Gallup refinery. During the three months ended September 30, 2010, we did not incur turnaround-related costs at any of our refineries.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2011 was $35.6 million compared to $35.3 million for the same period in 2010, an increase of $0.3 million, or 0.8%.
     Operating Income. Operating income was $171.2 million for the three months ended September 30, 2011, compared to $51.0 million for the same period in 2010, an increase of $120.2 million, or 235.7%.
     Interest Income. Interest income for the three months ended September 30, 2011 and 2010 remained relatively unchanged.
     Interest Expense. Interest expense for the three months ended September 30, 2011 was $33.2 million (net of capitalized interest of $0.1 million) compared to $37.1 million (net of capitalized interest of $1.2 million) for the same period in 2010, a decrease of $3.9 million, or 10.5%. This decrease was primarily attributable to our lower average cost of borrowing during the three months ended September 30, 2011 compared to the same period in 2010.
     Amortization of Loan Fees. Amortization of loan fees for the three months ended September 30, 2011 was $2.3 million compared to $2.5 million for the same period in 2010, a decrease of $0.2 million, or 8.0%.
     Other, Net. Other income (expense), net for the three months ended September 30, 2011 was $5.2 million and includes amounts related to the settlement of a lawsuit during the period.
     Provision for Income Taxes. We recorded income tax expense of $45.7 million and $5.1 million, respectively, for the three months ended September 30, 2011 and 2010, using estimated effective tax rates of 35.0% and 42.7%, respectively, as compared to the federal statutory rate of 35%. The effective tax rate in 2010 was primarily higher due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and our estimated annual taxable loss relative to the current period results.
     Net Income. We reported net income of $84.9 million for the three months ended September 30, 2011, representing $0.94 and $0.81 net income per share on weighted average basic and dilutive shares outstanding of 89.2 million and 109.9 million, respectively. We reported net income of $6.9 million for the same period in 2010, representing $0.08 net income per share on both basic and dilutive weighted average shares outstanding of 88.3 million.
Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
     Net Sales. Net sales for the nine months ended September 30, 2011 were $6,794.6 million compared to $6,099.0 million for the same period in 2010, an increase of $695.6 million, or 11.4%. This increase was the result of increased sales from our wholesale and retail groups of $1,628.4 million and $129.5 million, respectively, and decreased sales from our refining group of $1,062.3 million, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments increased from $90.05 to $128.67 for the nine months ended September 30, 2010 and 2011, respectively. This increase was partially offset by a decrease in sales volume. Our sales volume decreased from 89.6 million barrels to 79.4 million barrels for the nine months ended September 30, 2010 and 2011, respectively, a decrease of 10.2 million barrels, or 11.4%.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $5,854.3 million for the nine months ended September 30, 2011 compared to $5,479.8 million for the same period in 2010, an increase of $374.5 million, or 6.8%. This increase was primarily the result of increased cost of products sold from our wholesale and retail groups of $1,604.8 million and $129.9 million, respectively, and decreased cost of products sold from our refining group of $1,360.2 million, net of intercompany transactions that eliminate in consolidation. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $83.60 to $117.19 for the nine months ended September 30, 2010 and 2011, respectively. Cost of products sold for the nine months ended September 30, 2011 and 2010 includes $173.3 million and $4.8 million, respectively, in realized and unrealized economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $337.6 million for the nine months ended September 30, 2011 compared to $337.9 million for the same period in 2010, a decrease of $0.3 million, or 0.1%. Direct operating expenses for the nine months ended September 30, 2010 were reduced $8.5 million related to the first quarter 2010 reversal of our December 2009 incentive bonus accrual. The decrease in direct operating expenses resulted from a decrease of $17.3 million from our refining group and increases of $11.5 million and $5.5 million in direct operating expenses from our wholesale and retail groups, respectively, net of intercompany transactions that eliminate in consolidation.
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
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $72.4 million for the nine months ended September 30, 2011 compared to $61.2 million for the same period in 2010, an increase of $11.2 million, or 18.3%. Selling, general, and administrative expenses were reduced $6.2 million related to the reversal of our December 2009 incentive bonus accrual during the first quarter of 2010. See Direct Operating Expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2011 for additional discussion of the bonus accrual reversal. The increase in selling, general, and administrative expenses resulted from increased expenses in our refining and retail groups of $2.4 million and $1.6 million, respectively, a $7.5 million increase in corporate overhead, and a $0.3 million decrease in our wholesale group.

     The increase of $7.5 million in corporate overhead was primarily due to increased incentive compensation ($6.0 million), the cost of various information technology initiatives ($1.2 million), and stock-based compensation ($0.8 million). These increases were partially offset by a decrease in pension and retiree medical benefits ($1.2 million).
     Impairment Losses. As a result of our decision to permanently close our product distribution terminal in Flagstaff, Arizona during the third quarter of 2010, we completed an impairment analysis of the related long-lived assets. From this analysis, we determined that impairment existed. Accordingly, we recorded an impairment charge of $4.0 million primarily related to the Flagstaff long-lived assets during the nine months ended September 30, 2010. No impairment charges were recorded during the nine months ended September 30, 2011.
     Maintenance Turnaround Expense. During the nine months ended September 30, 2011, we incurred turnaround expenses of $1.3 million in connection with a planned 2012 turnaround at our Gallup refinery. During the nine months ended September 30, 2010, we incurred costs of $23.3 million in connection with a turnaround at the El Paso refinery.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2011 was $105.3 million compared to $104.3 million for the same period in 2010, an increase of $1.0 million, or 1.0%.
     Operating Income. Operating income was $423.7 million for the nine months ended September 30, 2011 compared to $88.6 million for the same period in 2010, an increase of $335.2 million. This increase was primarily attributable to increased refinery gross margins, increased selling, general, and administrative expenses, and increased depreciation and amortization expense offset by decreased maintenance turnaround expense and decreased direct operating expenses.
     Interest Income. Interest income for the nine months ended September 30, 2011 and 2010 remained relatively unchanged.
     Interest Expense. Interest expense for the nine months ended September 30, 2011 was $101.2 million (net of capitalized interest of $1.7 million) compared to $111.2 million (net of capitalized interest of $2.8 million) for the same period in 2010, a decrease of $10.0 million, or 9.0%. The decrease was primarily attributable to our lower average cost of borrowing during the nine months ended September 30, 2011 compared to the same period in 2010.
     Amortization of Loan Fees. Amortization of loan fees for the nine months ended September 30, 2011 was $6.9 million compared to $7.3 million for the same period in 2010, a decrease of $0.4 million, or 5.5%.
     Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended September 30, 2011 was $4.6 million. No losses were recorded during the nine months ended September 30, 2010. This increase was attributable to the amendment of our Term Loan Credit Agreement.
     Other, Net. Other expense, net, for the nine months ended September 30, 2011 was $4.0 million compared to other income, net, of $4.2 million for the same period in 2010. Both periods include amounts related to the settlement of lawsuits.
     Provision for Income Taxes. We recorded income tax expense of $110.1 million for the nine months ended September 30, 2011, using an estimated effective tax rate of 35.8% as compared to the federal statutory rate of 35%.
     We recorded a benefit for income taxes of $15.9 million for the nine months ended September 30, 2010, using an estimated effective tax rate of 62.6% as compared to the federal statutory rate of 35%. The effective tax rate was higher primarily due to the federal income tax credit available to small business refiners related to the production of ultra low sulfur diesel fuel and our estimated annual taxable loss relative to the period net loss.
     Net Income (Loss). We reported net income of $197.2 million for the nine months ended September 30, 2011, representing $2.17 and $1.90 net income per share on weighted average basic and dilutive shares outstanding of 88.9 million and 109.7 million, respectively. For the nine months ended September 30, 2010, we reported net loss of $9.5 million representing $0.11 net loss per share on both basic and dilutive weighted average shares outstanding of 88.2 million.
     See additional analyses under the Refining Segment, Wholesale Segment, and Retail Segment.

Refining Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010 (5)	2011	2010 (5)
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,279,022	$2,045,006	$6,248,365	$6,095,884
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,993,683	1,864,165	5,464,555	5,611,868
Direct operating expenses (exclusive of depreciation and amortization)	74,485	88,685	241,567	257,049
Selling, general, and administrative expenses	7,336	6,018	16,603	14,208
Impairment losses	—	3,757	—	3,757
Maintenance turnaround expense	632	—	1,336	23,286
Depreciation and amortization	31,440	30,434	92,633	89,211

Total operating costs and expenses	2,107,576	1,993,059	5,816,694	5,999,379

Operating income	$171,446	$51,947	$431,671	$96,505

Key Operating Statistics
Total sales volume (bpd) (1)	201,382	256,741	186,141	257,135
Total refinery production (bpd)	147,491	209,337	139,344	205,689
Total refinery throughput (bpd) (2)	149,556	211,167	141,453	207,111
Per barrel of throughput:
Refinery gross margin (3)	$20.74	$9.31	$20.30	$8.56
Gross profit (3)	18.45	7.74	17.90	6.98
Direct operating expenses (4)	5.41	4.56	6.26	4.55

Southwest Refineries (El Paso, Gallup, and Related Operations)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,270,693	$1,578,185	$6,237,337	$4,630,412
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,988,501	1,413,007	5,457,982	4,190,979
Direct operating expenses (exclusive of depreciation and amortization)	62,753	59,879	208,891	176,849
Selling, general, and administrative expenses	7,089	5,681	19,797	13,418
Impairment losses	—	3,757	—	3,757
Maintenance turnaround expense	632	—	1,336	23,286
Depreciation and amortization	20,468	18,809	57,288	54,909

Total operating costs and expenses	2,079,443	1,501,133	5,745,294	4,463,198

Operating income	$191,250	$77,052	$492,043	$167,214

Key Operating Statistics
Total sales volume (bpd) (1)	200,505	192,478	185,826	188,973
Total refinery production (bpd)	147,491	157,589	139,344	146,874
Total refinery throughput (bpd) (2)	149,556	160,404	141,453	149,347
Per barrel of throughput:
Refinery gross margin (3)	$20.51	$11.19	$20.18	$10.78
Gross profit (3)	19.02	9.92	18.70	9.43
Direct operating expenses (4)	4.56	4.06	5.41	4.34
     The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010 (5)	2011	2010 (5)
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	76,853	112,302	73,861	108,753
Diesel and jet fuel	61,234	79,320	56,865	78,279
Residuum	5,748	5,281	5,167	4,838
Other	3,656	7,578	3,451	8,172

Liquid products	147,491	204,481	139,344	200,042
By-products (coke)	—	4,856	—	5,647

Total refinery production (bpd)	147,491	209,337	139,344	205,689

Refinery throughput (bpd):
Sweet crude oil	123,677	137,242	113,043	133,846
Sour or heavy crude oil	19,007	46,791	19,573	52,231
Other feedstocks and blendstocks	6,872	27,134	8,837	21,034

Total refinery throughput (bpd)	149,556	211,167	141,453	207,111

Southwest Refineries (El Paso and Gallup)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	76,853	86,534	73,861	80,710
Diesel and jet fuel	61,234	61,662	56,865	57,353
Residuum	5,748	5,281	5,167	4,838
Other	3,656	4,112	3,451	3,973

Total refinery production (bpd)	147,491	157,589	139,344	146,874

Refinery throughput (bpd):
Sweet crude oil	123,677	131,815	113,043	126,133
Sour or heavy crude oil	19,007	13,677	19,573	11,957
Other feedstocks and blendstocks	6,872	14,912	8,837	11,257

Total refinery throughput (bpd)	149,556	160,404	141,453	149,347

El Paso Refinery

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	60,012	69,748	57,763	64,597
Diesel and jet fuel	54,016	54,572	50,037	51,065
Residuum	5,748	5,281	5,167	4,838
Other	2,879	3,420	2,679	3,194

Total refinery production (bpd)	122,655	133,021	115,646	123,694

Refinery throughput (bpd):
Sweet crude oil	101,797	110,136	91,221	105,267
Sour crude oil	19,007	13,677	19,573	11,957
Other feedstocks and blendstocks	3,473	11,277	6,437	8,358

Total refinery throughput (bpd)	124,277	135,090	117,231	125,582

Total sales volume (bpd) (1)	165,235	151,936	151,795	152,578
Per barrel of throughput:
Refinery gross margin (3)	$27.48	$9.77	$24.05	$9.56
Direct operating expenses (4)	3.48	3.27	4.38	3.47

Gallup Refinery

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	16,841	16,786	16,098	16,113
Diesel and jet fuel	7,218	7,090	6,828	6,288
Other	777	692	772	779

Total refinery production (bpd)	24,836	24,568	23,698	23,180

Refinery throughput (bpd):
Sweet crude oil	21,880	21,679	21,822	20,866
Other feedstocks and blendstocks	3,399	3,635	2,400	2,899

Total refinery throughput (bpd)	25,279	25,314	24,222	23,765

Total sales volume (bpd) (1)	35,270	40,542	34,031	36,395
Per barrel of throughput:
Refinery gross margin (3)	$35.47	$19.44	$28.23	$17.78
Direct operating expenses (4)	7.68	6.21	8.27	6.60
Yorktown Refinery

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
Key Operating Statistics (5)
Refinery product yields (bpd):
Gasoline	25,768	28,043
Diesel and jet fuel	17,658	20,926
Other	3,466	4,199

Liquid products	46,892	53,168
By-products (coke)	4,856	5,647

Total refinery production (bpd)	51,748	58,815

Refinery throughput (bpd):
Sweet crude oil	5,427	7,713
Heavy crude oil	33,114	40,274
Other feedstocks and blendstocks	12,222	9,777

Total refinery throughput (bpd)	50,763	57,764

Total sales volume (bpd) (1)	64,262	68,162
Per barrel of throughput:
Refinery gross margin (3)	$3.35	$2.83
Direct operating expenses (4)	6.17	5.09

(1)	Includes sales of refined products sourced primarily from our refinery production as well as some refined products purchased from third parties.

(2)	Total refinery throughput includes crude oil and other feedstocks and blendstocks.

(3)	Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Realized and unrealized economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.
     The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,279,022	$2,045,006	$6,248,365	$6,095,884
Cost of products sold (exclusive of depreciation and amortization)	1,993,683	1,864,165	5,464,555	5,611,868
Depreciation and amortization	31,440	30,434	92,633	89,211

Gross profit	253,899	150,407	691,177	394,805
Plus depreciation and amortization	31,440	30,434	92,633	89,211

Refinery gross margin	$285,339	$180,841	$783,810	$484,016

Refinery gross margin per refinery throughput barrel	$20.74	$9.31	$20.30	$8.56

Gross profit per refinery throughput barrel	$18.45	$7.74	$17.90	$6.98

     The following table reconciles gross profit for our Southwest refineries to gross margin for our Southwest refineries for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,270,693	$1,578,185	$6,237,337	$4,630,412
Cost of products sold (exclusive of depreciation and amortization)	1,988,501	1,413,007	5,457,982	4,190,979
Depreciation and amortization	20,468	18,809	57,288	54,909

Gross profit	261,724	146,369	722,067	384,524
Plus depreciation and amortization	20,468	18,809	57,288	54,909

Refinery gross margin	$282,192	$165,178	$779,355	$439,433

Refinery gross margin per refinery throughput barrel	$20.51	$11.19	$20.18	$10.78

Gross profit per refinery throughput barrel	$19.02	$9.92	$18.70	$9.43

(4)	Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

(5)	In September 2010, we temporarily suspended refining operations at our Yorktown refinery. Refinery production data for our Southwest Refineries is equal to all refineries production data for the three and nine months ended September 30, 2011. As Yorktown did not operate as a refinery during the first three quarters of 2011, there is no production data presented for comparison to the first three quarters of 2010 for the Yorktown refinery.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
     Net Sales. Net sales primarily consist of gross sales of refined petroleum products, net of customer rebates, discounts, and excise taxes. Net sales for the three months ended September 30, 2011 were $2,279.0 million compared to $2,045.0 million for the same period in 2010, an increase of $234.0 million, or 11.4%. This increase was primarily the result of higher sales prices for refined products. The average sales price per barrel increased from $86.43 in the third quarter of 2010 to $122.75 in the third quarter of 2011, an increase of 42.0%. During the third quarter of 2010, we sold 23.6 million barrels (including 5.9 million barrels from the Yorktown refinery) of refined products compared to 18.5 million barrels for the same period in 2011.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $1,993.7 million for the three months ended September 30, 2011 compared to $1,864.2 million for the same period in 2010, an increase of $129.5 million, or 6.9%. This increase was primarily the result of increased third party purchases at our Southwest refineries and higher crude prices, partially offset by decreased crude purchase volumes. The average cost per barrel increased from $74.63 in the third quarter of 2010 to $88.70 in the third quarter of 2011, an increase of 18.9%. During the third quarter of 2010, we purchased 16.1 million barrels of crude oil (including 2.9 million barrels at the Yorktown refinery without comparable activity during the current period) compared to 12.9 million barrels for the same period in 2011. Refinery gross margin per throughput barrel increased from $9.31 in the third quarter of 2010 to $20.74 in the third quarter of 2011. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $18.45 and $7.74 for the three months ended September 30, 2011 and 2010, respectively. Cost of products sold for the three months ended September 30, 2011 and 2010 includes $115.4 million and $1.7 million, respectively, in realized and unrealized economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $74.5 million for the three months ended September 30, 2011, compared to $88.7 million for the same period in 2010, a decrease of $14.2 million, or 16.0%. This decrease primarily resulted from the temporary suspension of our Yorktown refining operations ($17.1 million), decreased property taxes ($2.9 million), and maintenance expenses at our southwest operations ($1.4 million) including a $4.8 million insurance recovery due to a weather-related outage during the first quarter of 2011. These decreases were partially offset by increases from the Southwest refineries including employee expenses primarily related to incentive compensation ($4.1 million), chemicals and catalyst ($1.6 million), utilities ($1.3 million), and other fixed expenses ($1.3 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $7.3 million for the three months ended September 30, 2011 compared to $6.0 million for the same period in 2010, an increase of $1.3 million, or 21.7%. This increase primarily resulted from increased employee expenses primarily related to incentive compensation ($0.8 million) and increases in maintenance and other support services ($0.8 million).
     Impairment Losses. As a result of our decision to permanently close our product distribution terminal in Flagstaff, Arizona during the third quarter of 2010, we completed an impairment analysis of the related long-lived assets. From this analysis, we determined that impairment existed. Accordingly, we recorded an impairment charge of $3.8 million related to the Flagstaff long-lived assets. No impairment charges were recorded during the three months ended September 30, 2011.
     Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the three months ended September 30, 2011, we incurred turnaround expenses of $0.6 million in connection with a planned 2012 turnaround at our Gallup refinery. During the three months ended September 30, 2010, we did not incur turnaround-related costs at any of our refineries.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2011 was $31.4 million compared to $30.4 million for the same period in 2010.
     Operating Income. Operating income was $171.4 million for the three months ended September 30, 2011 compared to $51.9 million for the same period in 2010, an increase of $119.5 million. This increase was attributable primarily to increased refining margins in the third quarter of 2011 compared to the third quarter of 2010. Also contributing to the increase were lower direct operating expenses in the current period and a 2010 impairment charge with no comparable activity in 2011.
Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
     Net Sales. Net sales for the nine months ended September 30, 2011 were $6,248.4 million compared to $6,095.9 million for the same period in 2010, an increase of $152.5 million, or 2.5%. This increase was primarily the result of higher average sales prices of refined products. The average sales price per barrel increased from $86.68 for the first nine months of 2010 to $122.67 for the same period in 2011, an increase of 41.5%. The impact of this increase was substantially offset by lower sales volumes for refined products in part due to the weather-related outage at our El Paso refinery during the first quarter of 2011. During the first nine months of 2011, we sold 50.8 million barrels of refined products compared to 70.3 million barrels (including 18.7 million barrels sold from the Yorktown refinery) for the same period in 2010.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $5,464.6 million for the nine months ended September 30, 2011 compared to $5,611.9 million for the same period in 2010, a decrease of $147.3 million, or 2.6%. This decrease was primarily the result of lower crude volume purchases in part due to the weather-related outage at our El Paso refinery during the first quarter of 2011. During the first nine months of 2010, we purchased 50.4 million barrels of crude oil (including 12.2 million barrels at the Yorktown refinery without comparable activity in the current period) compared to 36.0 million barrels for the same period in 2011. The volume decrease was partially offset by an increase in the average cost of crude purchased at our El Paso and Gallup refineries. Our average cost per barrel increased from $75.79 in the first nine months of 2010 to $94.28 in the first nine months of 2011, an increase of 24.4%. Refinery gross margin per throughput barrel increased from $8.56 in the first nine months of 2010 to $20.30 in the first nine months of 2011, reflecting higher refining margins. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $17.90 and $6.98 for the nine months ended September 30, 2011 and 2010, respectively. Cost of products sold for the nine months ended September 30, 2011 and 2010 includes $179.5 million and $4.8 million, respectively, in realized and unrealized economic hedging losses.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $241.6 million for the nine months ended September 30, 2011, compared to $257.0 million for the same period in 2010, a decrease of $15.4 million, or 6.0%. This decrease primarily resulted from the temporary suspension of our Yorktown refining operations ($47.5 million), and decreased property taxes ($5.0 million), energy expenses ($1.3 million), and insurance expense ($0.5 million) in the Southwest. This decrease was offset by increases from the Southwest refineries in maintenance expense related primarily to a weather related outage and other unplanned maintenance activities ($15.6 million) including a $4.8 million insurance recovery based on the weather-related outage, employee expenses mainly related to incentive compensation ($12.0 million), other fixed expenses ($7.3 million), and chemical and catalyst expenses ($5.0 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $16.6 million for the nine months ended September 30, 2011 compared to $14.2 million for the same period in 2010, an increase of $2.4 million, or 16.9%. This increase primarily resulted from increases in personnel costs ($5.3 million), primarily resulting from the difference between the 2010 reversal of the 2009 incentive bonus accrual and the accrual of an incentive bonus in the third quarter of 2011, and increases in support services and professional fees ($1.0 million). Partially offsetting these increases were decreased maintenance and other expenses ($3.7 million).
     Impairment Losses. As a result of our decision to permanently close our product distribution terminal in Flagstaff, Arizona during the third quarter of 2010, we completed an impairment analysis of the related long-lived assets. From this analysis, we determined that impairment existed. Accordingly, we recorded an impairment charge of $3.8 million related to the Flagstaff long-lived assets. No impairment charges were recorded during the nine months ended September 30, 2011.
     Maintenance Turnaround Expense. During the nine months ended September 30, 2011, we incurred costs of $1.3 million compared to $23.3 million in connection with maintenance turnaround costs incurred during 2010 related to the scheduled fall 2012 Gallup turnaround while costs incurred during 2010 relate to a turnaround at our El Paso refinery that was completed in the first quarter of 2010.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2011 was $92.6 million compared to $89.2 million for the nine months ended September 30, 2010.
     Operating Income. Operating income was $431.7 million for the nine months ended September 30, 2011 compared to $96.5 million for the same period in 2010, an increase of $335.2 million. This increase was attributable primarily to increased refining margins in the first nine months of 2011 compared to the first nine months of 2010, and decreased maintenance turnaround and direct operating expenses.

Wholesale Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011 (3)	2010	2011 (3)	2010
		(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$1,251,766	$631,303	$3,553,787	$1,782,189
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,217,783	608,406	3,463,033	1,717,703
Direct operating expenses (exclusive of depreciation and amortization)	17,168	12,713	49,230	35,107
Selling, general, and administrative expenses	3,075	3,525	7,992	8,280
Depreciation and amortization	1,033	1,210	3,257	3,914

Total operating costs and expenses	1,239,059	625,854	3,523,512	1,765,004

Operating income	$12,707	$5,449	$30,275	$17,185

Operating Data:
Fuel gallons sold (in thousands)	400,277	259,446	1,141,867	735,510
Fuel margin per gallon (1)	$0.07	$0.07	$0.06	$0.07
Lubricant sales	$30,888	$28,015	$86,242	$77,477
Lubricant margin (2)	11.2%	12.6%	12.0%	11.8%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011 (3)	2010	2011 (3)	2010
		(In thousands, except per gallon data)
Net Sales:
Fuel sales	$1,306,021	$656,888	$3,719,216	$1,863,682
Excise taxes included in fuel sales	(92,841)	(61,377)	(275,555)	(181,378)
Lubricant sales	30,888	28,015	86,242	77,477
Other sales	7,698	7,777	23,884	22,408

Net sales	$1,251,766	$631,303	$3,553,787	$1,782,189

Cost of Products Sold:
Fuel cost of products sold	$1,280,306	$640,866	$3,653,258	$1,818,326
Excise taxes included in fuel cost of products sold	(92,841)	(61,377)	(275,555)	(181,378)
Lubricant cost of products sold	27,426	24,494	75,850	68,321
Other cost of products sold	2,892	4,423	9,480	12,434

Cost of products sold	$1,217,783	$608,406	$3,463,033	$1,717,703

Fuel margin per gallon (1)	$0.07	$0.07	$0.06	$0.07

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our wholesale segment by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(2)	Lubricant margin is a measurement calculated by dividing the difference between lubricant sales and lubricant cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

(3)	Our wholesale segment began selling finished product through our Yorktown facility during January 2011. The finished products sold through our Yorktown facility were purchased from third parties. Net sales of $385.2 million and $991.4 million, cost of products sold of $375.6 million and $974.4 million, and direct operating costs of $1.9 million and $5.2 million for the three and nine months ended September 30, 2011, respectively, were from new wholesale activities through our Yorktown facility without comparable activity in the prior periods. Further discussion of the impact of this new wholesale activity is included in the period to period comparisons below.
Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
     Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the three months ended September 30, 2011 were $1,251.8 million compared to $631.3 million for the same period in 2010, an increase of $620.5 million, or 98.3%. Net sales of $385.2 million on 128.6 million gallons of fuel were from new wholesale activities through our Yorktown facility without comparable activity in the prior period. The remainder of the increase was primarily due to an increase in the average sales price of refined products, increased fuel sales volume, and increased sales price of lubricants. The average sales price per gallon of refined products, including excise taxes, increased from $2.53 in the third quarter of 2010 to $3.29 in the third quarter of 2011. Fuel sales volume increased from 259.4 million gallons in the third quarter of 2010 to 271.7 million gallons for the same period in 2011. Fuel sales volume for the three months ended September 30, 2011 included 36.1 million gallons sold to our retail group compared to 36.3 million gallons for the same period during 2010. The average sales price per gallon of lubricants increased from $9.79 in the third quarter of 2010 to $11.11 in the third quarter of 2011.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $1,217.8 million for the three months ended September 30, 2011 compared to $608.4 million for the same period in 2010, an increase of $609.4 million, or 100.2%. Cost of products sold of $375.6 million was from new wholesale activities through our Yorktown facility without comparable activity in the prior period. The remainder of the increase was primarily due to increased costs of refined products and purchased fuel volume. The average cost per gallon of refined products, including excise taxes, increased from $2.47 in the third quarter of 2010 to $3.23 in the third quarter of 2011. Cost of products sold includes $9.5 million in realized and unrealized economic hedging gains for the three months ended September 30, 2011.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $17.2 million for the three months ended September 30, 2011 compared to $12.7 million for the same period in 2010, an increase of $4.5 million, or 35.4%. Direct operating expenses of $1.9 million were for terminalling and storage fees at our Yorktown facility for the three months ended September 30, 2011 without comparable activity in the prior period. The remainder of the increase was partially due to increased personnel costs ($1.2 million), increased material and supplies costs ($0.8 million), and increased lease expenses ($0.4 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $3.1 million for the three months ended September 30, 2011 compared to $3.5 million for the same period in 2010, a decrease of $0.4 million, or 11.4%.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2011 was $1.0 million compared to $1.2 million for the same period in 2010, a decrease of $0.2 million, or 16.7%.
     Operating Income. Operating income for the three months ended September 30, 2011 was $12.7 million compared to $5.4 million for the same period in 2010, an increase of $7.3 million, or 135.2%. The increase was primarily due to operating income from wholesale activity in the Northeast without comparable activity in the prior period and increased margins from wholesale activity in the Southwest. This increase was partially offset by an increase in direct operating expenses.
Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
     Net Sales. Net sales for the nine months ended September 30, 2011 were $3,553.8 million compared to $1,782.2 million for the same period in 2010, an increase of $1,771.6 million, or 99.4%. Net sales of $991.4 million on 335.6 million gallons of fuel were from new wholesale activities through our Yorktown facility without comparable activity in the prior period. The remainder of the increase was primarily due to an increase in the average sales price of refined products, increased fuel sales volume, and increased sales price of lubricants. The average sales price per gallon of refined products, including excise taxes, increased from $2.53 in the first nine months of 2010 to $3.29 in the first nine months of 2011. Fuel sales volume increased from 735.5 million gallons in the first nine months of 2010 to 806.3 million gallons for the same period in 2011. Fuel sales volume for the nine months ended September 30, 2011 included 96.0 million gallons sold to our retail group compared to

80.6 million gallons for the same period during 2010. The average sales price per gallon of lubricants increased from $9.58 in the first nine months of 2010 to $10.65 in the first nine months of 2011.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $3,463.0 million for the nine months ended September 30, 2011 compared to $1,717.7 million for the same period in 2010, an increase of $1,745.3 million, or 101.6%. Cost of products sold of $974.4 million was from new wholesale activities through our Yorktown facility without comparable activity in the prior period. The remainder of the increase was primarily due to increased costs of refined products and purchased fuel volume. The average cost per gallon of refined products, including excise taxes, increased from $2.47 in the first nine months of 2010 to $3.23 in the first nine months of 2011. Cost of products sold includes $6.2 million in realized and unrealized economic hedging gains for the nine months ended September 30, 2011.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $49.2 million for the nine months ended September 30, 2011 compared to $35.1 million for the same period in 2010, an increase of $14.1 million, or 40.2%. Direct operating expenses of $5.2 million were for terminalling and storage fees at our Yorktown facility for the nine months ended September 30, 2011 without comparable activity in the prior period. The remainder of the increase primarily resulted from increased personnel costs ($4.7 million), including the first quarter 2010 reversal of the 2009 bonus accrual, increased material and supplies costs ($2.9 million), and increased lease expenses ($1.0 million). See consolidated direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2010 for additional discussion of the bonus accrual reversal.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $8.0 million for the nine months ended September 30, 2011 compared to $8.3 million for the same period in 2010, a decrease of $0.3 million, or 3.6%.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2011 was $3.3 million compared to $3.9 million for the same period in 2010, a decrease of $0.6 million, or 15.4%.
     Operating Income. Operating income for the nine months ended September 30, 2011 was $30.3 million compared to $17.2 million for the same period in 2010, an increase of $13.1 million, or 76.2%. The increase was primarily due to operating income from wholesale activity in the Northeast without comparable activity in the prior period and increased margins from wholesale activity in the Southwest. This increase was partially offset by an increase in operating expenses.
Retail Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$258,001	$195,138	$670,163	$537,930
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	230,001	166,406	595,514	462,814
Direct operating expenses (exclusive of depreciation and amortization)	21,098	17,169	55,696	50,177
Selling, general, and administrative expenses	2,010	1,461	5,032	3,425
Depreciation and amortization	2,410	2,496	7,232	7,631

Total operating costs and expenses	255,519	187,532	663,474	524,047

Operating income	$2,482	$7,606	$6,689	$13,883

Operating Data:
Fuel gallons sold (in thousands)	62,170	56,583	160,133	155,831
Fuel margin per gallon (1)	$0.18	$0.22	$0.18	$0.19
Merchandise sales	$55,478	$52,439	$148,596	$144,440
Merchandise margin (2)	27.9%	28.8%	28.2%	28.5%
Operating retail outlets at period end (3)	172	150	172	150

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands, except per gallon data)
Net Sales:
Fuel sales	$218,261	$158,737	$562,692	$435,124
Excise taxes included in fuel sales	(22,092)	(21,764)	(59,757)	(59,697)
Merchandise sales	55,478	52,439	148,596	144,440
Other sales	6,354	5,726	18,632	18,063

Net sales	$258,001	$195,138	$670,163	$537,930

Costs of Products Sold:
Fuel cost of products sold	$207,229	$146,465	$534,227	$405,333
Excise taxes included in fuel cost of products sold	(22,092)	(21,764)	(59,757)	(59,697)
Merchandise cost of products sold	39,976	37,318	106,659	103,286
Other cost of products sold	4,888	4,387	14,385	13,892

Cost of products sold	$230,001	$166,406	$595,514	$462,814

Fuel margin per gallon (1)	$0.18	$0.22	$0.18	$0.19

(1)	Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and cost of fuel sales for our retail segment by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the convenience store industry to measure operating results related to fuel sales.

(2)	Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the convenience store industry to measure operating results related to merchandise sales.

(3)	During the three and nine months ended September 30, 2011 we added 3 and 22 retail outlets, respectively.
Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
     Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the three months ended September 30, 2011 were $258.0 million compared to $195.1 million for the same period in 2010, an increase of $62.9 million, or 32.2%. This increase was primarily due to an increase in the sales price of gasoline and diesel fuel and fuel sales volume. The new retail outlets added during the second and third quarters of 2011 contributed $21.5 million of the increase in fuel sales period over period. The average sales price per gallon including excise taxes increased from $2.81 in the third quarter of 2010 to $3.51 in the third quarter of 2011. Fuel sales volume increased from 56.6 million gallons in the third quarter of 2010 to 62.2 million gallons in the third quarter of 2011, of which 6.4 million gallons were due to the new retail outlets added during the second and third quarters of 2011. Also contributing to this increase were higher merchandise sales, of which $3.5 million was due to the new retail outlets added during the second and third quarters of 2011.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $230.0 million for the three months ended September 30, 2011 compared to $166.4 million for the same period in 2010, an increase of $63.6 million, or 38.2%. This increase was primarily due to increased costs of gasoline and diesel fuel and purchased fuel volume. Cost of products sold for the new retail outlets added during the second and third quarters of 2011 was $20.6 million of the increase in fuel cost of sales period over period. Average fuel cost per gallon including excise taxes increased from $2.59 in the third quarter of 2010 to $3.33 in the third quarter of 2011. Also contributing to this increase were higher merchandise cost of sales, of which $2.6 million was due to the new retail outlets added during the second and third quarters of 2011.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $21.1 million for the three months ended September 30, 2011 compared to $17.2 million for the same period in 2010, an increase of $3.9 million, or 22.7%. Direct operating expenses for the new retail outlets added during the second and third quarters of 2011 was $3.0 million. This increase was primarily due to increased personnel costs ($1.3 million), credit card fees ($1.0 million), rent expense ($0.7 million), utilities expense ($0.3 million), and taxes, licenses, and fees ($0.2 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $2.0 million for the three months ended September 30, 2011 compared to $1.5 million for the same period in 2010, an increase of $0.5 million, or 33.3%. The new retail outlets added during the second and third quarters of 2011 increased selling, general, and administrative expenses by $0.3 million during the third quarter of 2011. The remainder of the increase was primarily due to changed allocations between direct operating expenses and selling, general, and administrative expenses, and increased personnel costs ($0.4 million).
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2011 was $2.4 million compared to $2.5 million for the same period in 2010, a decrease of $0.1 million, or 4.0%.
     Operating Income. Operating income for the three months ended September 30, 2011 was $2.5 million compared to $7.6 million for the same period in 2010, a decrease of $5.1 million, or 67.1%. This decrease was primarily due to increased direct operating expenses and selling, general, and administrative expenses in the third quarter of 2011.
Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
     Net Sales. Net sales for the nine months ended September 30, 2011 were $670.2 million compared to $537.9 million for the same period in 2010, an increase of $132.3 million, or 24.6%. This increase was primarily due to an increase in the sales price of gasoline and diesel fuel and fuels sales volume. The new retail outlets added during the second and third quarters of 2011 contributed $24.5 million of the increase in fuel sales period over period. The average sales price per gallon including excise taxes increased from $2.79 in the first nine months of 2010 to $3.51 in the first nine months of 2011. Fuel sales volume increased from 155.8 million gallons in the first nine months of 2010 to 160.1 million gallons in the first nine months of 2011, of which 7.2 million gallons were due to the new retail outlets added during the second and third quarters of 2011.
     Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold was $595.5 million for the nine months ended September 30, 2011 compared to $462.8 million for the same period in 2010, an increase of $132.7 million, or 28.7%. This increase was primarily due to increased costs of gasoline and diesel fuel and purchased fuel volume. Cost of products sold for the new retail outlets added during the second and third quarters of 2011 was $23.4 million of the increase in fuel cost of sales period over period. Average fuel cost per gallon including excise taxes increased from $2.60 in the first nine months of 2010 to $3.34 in the first nine months of 2011. Also contributing to this increase were higher merchandise cost of sales.
     Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were $55.7 million for the nine months ended September 30, 2011 compared to $50.2 million for the same period in 2010, an increase of $5.5 million, or 11.0%. Direct operating expenses for the new retail outlets added during the second and third quarters of 2011 was $3.4 million. This increase was primarily due to increased credit card fees ($2.1 million), personnel costs ($1.4 million), rent expense ($0.8 million), and maintenance expenses ($0.4 million).
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $5.0 million for the nine months ended September 30, 2011 compared to $3.4 million for the same period in 2010, an increase of $1.6 million, or 47.1%. This increase was primarily due to increased personnel costs including the first quarter 2010 reversal of the 2009 bonus accrual, changed allocations between direct operating expenses and selling, general, and administrative expenses, and the new retail outlets added during the second and third quarters of 2011 that increased selling, general, and administrative expenses by $0.4 million during the nine months ended September 30, 2011. See consolidated direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2010 for additional discussion of the bonus accrual reversal.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2011 was $7.2 million compared to $7.6 million for the same period in 2010, a decrease of $0.4 million, or 5.3%.
     Operating Income. Operating income for the nine months ended September 30, 2011 was $6.7 million compared to $13.9 million for the same period in 2010, a decrease of $7.2 million, or 51.8%. This decrease was primarily due to increased direct operating expenses and selling, general, and administrative expenses in the first nine months of 2011.
Outlook
     The weak global economy over the past two years has resulted in decreased demand for refined products. The decreased demand along with narrowing differentials between light and heavy crude oil prices negatively impacted our refining margins through the first quarter of 2010. Beginning in the second quarter of 2010, our refining margins in the Southwest improved due to increased demand, primarily for diesel fuel. During the first three quarters of 2011, our refining margins continued to strengthen. This strengthening is due to a combination of factors including increased gasoline crack spreads, continued strong diesel demand, and the continued widening of the discount of WTI crude oil to Brent crude during the second and third quarters of 2011. This is a positive development for us as all of our crude oil purchases are based on pricing tied to WTI. In the near term, these factors appear as if they will largely remain stable, which should result in continuing strong margins. Nevertheless, our margins have shown significant volatility in recent periods and this volatility could return for any number of reasons discussed elsewhere in this Form 10-Q and in our 2010 10-K.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and borrowings under our Revolving Credit Agreement. We ended the quarter with $402.6 million of cash and cash equivalents and $294.7 million in available borrowing capacity after $355.5 million in outstanding letters of credit. As of September 30, 2011, we had no direct borrowings under the Revolving Credit Agreement.
     We continually evaluate additional alternatives to further improve our capital structure by increasing our cash balances and/or reducing or refinancing a portion of the remaining balance on our long-term debt. These alternatives include various strategic initiatives and potential asset sales as well as potential public or private equity or debt financings. We may also prepay certain of our long-term debt, including our Senior Secured Floating Rate Notes. If additional funds are obtained by issuing equity securities, our existing stockholders could be diluted. We can give no assurances that we will be able to sell any of our assets or that we will be able to obtain additional financing on terms acceptable to us, or at all.
Cash Flows
     The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Cash flows provided by operating activities	$400,551	$93,481
Cash flows used in investing activities	(33,045)	(56,099)
Cash flows used in financing activities	(24,783)	(34,750)

Net increase in cash and cash equivalents	$342,723	$2,632

     Net cash provided by operating activities for the nine months ended September 30, 2011 was $400.6 million compared to $93.5 million for the same period in 2010. The increase in net cash from operating activities was primarily due to the increase in period net income ($206.7 million), increased deferred income taxes ($32.6 million), and decreases in uses of cash from our operating assets and liabilities ($64.4 million). Net cash used in investing activities for the nine months ended September 30, 2011 was $33.0 million compared to $56.1 million for the same period in 2010. The decrease in net cash used in investing activities was due to a decrease in our capital expenditures ($12.1 million) and proceeds from the disposal of assets that did not occur during 2010 ($11.0 million). Net cash used in financing activities for the nine months ended September 30, 2011 was $24.8 million compared to $34.8 million for the same period in 2010. The change between periods was driven by proceeds from a financing arrangement in 2011 ($12.3 million) and net borrowing decreases under our Revolving Credit Agreement during 2010 ($25.0 million). This decrease was partially offset by payments made on long-term debt and capital lease obligations during the nine months ended September 30, 2011 ($26.7 million) versus payments made on long-term debt during the same period in 2010 ($9.8 million), deferred financing costs ($7.2 million), and excess tax benefit from stock-based compensation ($3.2 million) during 2011.
Future Capital Expenditures
     We currently expect to spend approximately $74.0 million (excluding capitalized interest) in capital expenditures for all of 2011, an increase of $11.8 million over initial 2011 estimates reported during the first quarter. The increase primarily relates to the addition of retail stores during the second quarter and increased estimated regulatory spending. The total estimate includes $31.3 million in regulatory spending, $26.8 million in maintenance spending, and $15.9 million in discretionary spending. The regulatory spending includes $13.9 million in a new wastewater treatment plant and equipment for reducing air emissions at our Gallup refinery and $14.8 million in site relocation, tank maintenance, and air emissions reduction equipment at our El Paso refinery.

Indebtedness
     Our capital structure at September 30, 2011 and 2010 was as follows:

	September 30,	September 30,
	2011	2010
	(In thousands)
Debt, including current maturities:
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $22,699 and $25,220, respectively	$302,331	$299,780
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $13,811 and $17,825, respectively, with an interest rate of 10.75% at September 30, 2011 and 2010	261,189	257,175
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $37,931 and $48,854, respectively	177,519	166,596
Term Loan, due 2017, net of unamortized discount of $3,018 in 2011, with average interest rates of 8.56% and 10.75% for the nine months ended September 30, 2011 and 2010, respectively	320,357	345,057
5.50% promissory note, due 2015	966	—

Revolving Credit Agreement with an average interest rate of 5.73% and 6.14% for the nine months ended September 30, 2011 and 2010, respectively	—	25,000

Long-term debt	1,062,362	1,093,608
Stockholders’ equity	882,970	680,291

Total capitalization	$1,945,332	$1,773,899

     Our Senior Secured Floating Rate Notes pay interest at a rate equal to three-month LIBOR (subject to a floor of 3.25%) plus 7.50% per annum and mature in June 2014. The interest rate on our Senior Secured Floating Rate Notes was 10.75% at September 30, 2011. Our Senior Secured Fixed Rate Notes pay interest at a rate of 11.25% per annum and mature in June 2017. We plan to redeem all of the Senior Secured Floating Rate Notes when they become callable in December 2011 at 105% of the face value plus accrued and unpaid interest.
     The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per annum. As of September 30, 2011, the if-converted value of the Convertible Senior Notes exceeded its principal amount by $33.1 million. The Convertible Senior Notes are presently convertible, at the option of the holder, through and including, December 31, 2011. The Convertible Senior Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of the Company’s common stock exceeds $14.04 for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any Convertible Senior Notes are surrendered for conversion, the Company may elect to satisfy its obligations upon conversion through the delivery of shares of its common stock, in cash or a combination thereof.
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
     On September 23, 2011, we amended our Term Loan Credit Agreement to provide for certain conforming changes made in the amended and restated Revolving Credit Agreement.
     On September 22, 2011, we entered into an amended and restated Revolving Credit Agreement. Lenders under the agreement extended $1.0 billion in revolving line commitments that mature on September 22, 2016 and incorporate a borrowing base tied to eligible accounts receivable and inventory. The agreement also provides for letters of credit and swing line loans and provides for a quarterly commitment fee ranging from 0.375% to 0.50% per annum subject to adjustment based upon the average utilization ratio under the agreement and letter of credit fees ranging from 2.50% to 3.25% per annum, payable quarterly, subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 1.50% to 2.25% or LIBOR loans plus a margin ranging from 2.50% to 3.25% subject to adjustment based upon the average excess availability under the Revolving Credit Agreement. The interest rate margins and letter of credit fees are to be reduced by 0.25% upon the Company’s achievement and maintenance of a certain fixed charge coverage ratio. Prior to September 22, 2011, the Revolving Credit Agreement included commitments of $800.0 million composed of a $145.0 million tranche maturing on May 31, 2012 and a $655.0 million tranche maturing on January 1, 2015. Interest rates ranged from 3.00% to 4.50% over LIBOR. Our subsidiaries guarantee the Revolving Credit Agreement on a joint and several basis.
Contractual Obligations and Commercial Commitments
     We entered into a number of operating leases during October 2011 related to our retail and wholesale operations. These leases provide for average annual rents of $6.2 million over the next 20 years.
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
     We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. As of September 30, 2011, we held approximately 5.0 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $55.58 per barrel. At September 30, 2011, the excess of the current cost of our crude oil, refined products, and other feedstock and blendstock inventories over aggregated LIFO costs was $180.5 million
     All commodity futures contracts, price swaps, and options are recorded at fair value and any changes in fair value between periods are recorded under cost of products sold in our Condensed Consolidated Statements of Operations.
     We selectively utilize commodity hedging instruments to manage our price exposure to our LIFO inventory positions or to fix margins on certain future sales volumes. The commodity hedging instruments may take the form of futures contracts, price and crack spread swaps, or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for financial accounting purposes on instruments used to manage price exposure to inventory positions. The financial instruments used to fix margins on future sales volumes do not qualify for hedge accounting. Therefore, changes in the fair value of these hedging instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected in cost of products sold at the end of each period. For the three and nine months ended September 30, 2011, we had $105.9 million and $173.3 million, respectively, in net losses settled or accounted for using mark-to-market accounting. For the three and nine months ended September 30, 2010, we had $1.7 million and $4.8 million, respectively, in net losses settled or accounted for using mark-to-market accounting.
     At September 30, 2011, we had open commodity hedging instruments consisting of crude oil futures and finished product price swaps on a net 34,307,500 barrels primarily to fix the margin on a portion of our future gasoline and distillate production, and to protect the value of certain crude oil, finished product, and blendstock inventories. These open instruments had total unrealized net losses at September 30, 2011, of $116.1 million comprised of both short-term and long-term realized and unrealized gains and losses. This net unrealized loss consists of $3.2 million in other current assets, $13.0 million in other assets, $119.1 million in current liabilities, and $13.2 million in other long-term liabilities.
     During the nine months ended September 30, 2011 and 2010, we did not have any commodity based instruments that were designated and accounted for as hedges.
Interest Rate Risk
     As of September 30, 2011, $598.4 million of our outstanding debt, excluding unamortized discount, was at floating interest rates based on LIBOR and prime rates. An increase in these base rates of 1% would increase our interest expense by $6.0 million per year.
Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 6. Exhibits

Number	Exhibit Title

10.1	Amended and Restated Revolving Credit Agreement dated as of September 22, 2011, among the Company, as Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2011)

10.2*	Amendment No. 1 to the Amended and Restated Term Loan Credit Agreement dated as of September 22, 2011, among the Company, as Borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	November 4, 2011
Gary R. Dalke	(Principal Financial Officer)