Form 10-Q
period 2012-03-31
Western Refining, Inc.
filed 2012-05-04
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of April 27, 2012, there were 90,814,773 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES
INDEX

Part I. Financial Information	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	1

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosure About Market Risk	43

Item 4. Controls and Procedures	43

Part II. Other Information	44

Item 1A. Risk Factors	44

Item 6. Exhibits	45

Signatures	46

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, future operations, our expectations for margins and crack spreads, the discount between West Texas Intermediate, or WTI, crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oil, additions to pipeline capacity at Cushing, Oklahoma, crude oil production in the Permian Basin, deferred taxes, capital expenditures, liquidity and capital resources, our working capital requirements, our ability to improve our capital structure through strategic initiatives, asset sales, and/or through certain financings, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, future refining capacity, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
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
Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in the underlying demand for our refined products;

•	changes in crack spreads;

•	changes in the spread between WTI crude oil and West Texas Sour, or WTS, crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil;

•	effects of, and exposure to risks related to, our commodity hedging strategies and transactions;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	instability and volatility in the financial markets, including as a result of potential disruptions caused by economic uncertainties in Europe;

•	a potential economic recession in the United States and/or abroad;

•	availability of renewable fuels for blending and Renewal Identification Numbers, or RIN, to meet Renewable Fuel Standards, or RFS, obligations;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	construction of new, or expansion of existing product or crude pipelines in the areas where we operate;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems on our operations;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects, and failure to realize the expected benefits from those projects;

•
effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, climate change, safety, tax and other laws, policies and regulations, and enforcement initiatives;

i

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

•
other factors discussed in more detail under Part I — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, or 2011 10-K, which are incorporated herein by this reference.

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
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$220,995	$170,829
Accounts receivable, trade, net of a reserve for doubtful accounts of $1,890 and $1,884, for 2012 and 2011, respectively	385,870	275,478
Inventories	374,846	405,754
Prepaid expenses	188,038	163,530
Other current assets	70,742	195,064
Total current assets	1,240,491	1,210,655
Restricted cash	153,287	220,355
Property, plant, and equipment, net	995,058	995,316
Intangible assets, net	43,544	44,352
Other assets, net	51,214	99,666
Total assets	$2,483,594	$2,570,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$398,418	$384,523
Accrued liabilities	230,978	172,001
Dividends payable	3,633	—
Deferred income tax liability, net	26,860	105,555
Current portion of long-term debt	3,542	3,595
Total current liabilities	663,431	665,674
Long-term liabilities:
Long-term debt, less current portion	773,467	800,395
Deferred income tax liability, net	259,956	262,492
Other liabilities	22,301	21,955
Total long-term liabilities	1,055,724	1,084,842
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 90,700,308 and 90,001,537 shares issued, respectively	907	900
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	605,008	599,645
Retained earnings	181,768	242,538
Accumulated other comprehensive loss, net of tax	(1,801)	(1,812)
Treasury stock, 698,006 shares at cost	(21,443)	(21,443)
Total stockholders’ equity	764,439	819,828
Total liabilities and stockholders’ equity	$2,483,594	$2,570,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$2,339,212	$1,839,588
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,236,502	1,612,727
Direct operating expenses (exclusive of depreciation and amortization)	115,581	111,007
Selling, general, and administrative expenses	25,781	24,027
Gain on disposal of assets, net	(1,891)	(3,630)
Maintenance turnaround expense	450	—
Depreciation and amortization	22,764	35,371
Total operating costs and expenses	2,399,187	1,779,502
Operating income (loss)	(59,975)	60,086
Other income (expense):
Interest income	193	92
Interest expense and other financing costs	(24,122)	(34,492)
Amortization of loan fees	(1,807)	(2,335)
Loss on extinguishment of debt	—	(4,641)
Other, net	1,562	288
Income (loss) before income taxes	(84,149)	18,998
Provision for income taxes	30,645	(6,773)
Net income (loss)	$(53,504)	$12,225

Net earnings (loss) per share:
Basic	$(0.60)	$0.13
Diluted	$(0.60)	$0.13
Weighted average common shares outstanding:
Basic	89,343	88,367
Diluted	89,343	88,367

Cash dividends declared per common share	$0.08	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$(53,504)	$12,225
Other comprehensive income, before tax:
Defined benefit plans:
Reclassification of (gain) loss to income	18	(4)
Recognition of pension plan settlements	—	860
Other comprehensive income, before tax	18	856
Income tax	(7)	(401)
Other comprehensive income, net of tax	11	455
Comprehensive income (loss)	$(53,493)	$12,680
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(53,504)	$12,225
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,764	35,371
Commodity hedging instrument mark-to-market loss	217,989	15,848
Reserve for doubtful accounts	6	(302)
Amortization of loan fees	1,807	2,335
Amortization of original issue discount	3,935	4,406
Loss on extinguishment of debt	—	4,641
Stock-based compensation expense	2,128	2,201
Deferred income taxes	(81,230)	4,080
Excess tax benefit from stock-based compensation	3,242	2,576
(Gain) loss on disposal of assets	281	(3,802)
Changes in operating assets and liabilities:
Accounts receivable	(110,398)	(55,375)
Inventories	30,908	(3,405)
Prepaid expenses	(24,508)	(37,813)
Other assets	(2,259)	(40,113)
Accounts payable	13,895	39,298
Accrued liabilities	18,048	5,772
Other long-term liabilities	(261)	(8,984)
Net cash provided by (used in) operating activities	42,843	(21,041)
Cash flows from investing activities:
Capital expenditures	(22,238)	(10,779)
Proceeds from the sale of assets	284	11,607
Decrease in restricted cash	67,068	—
Net cash provided by investing activities	45,114	828
Cash flows from financing activities:
Payments on long-term debt	(30,916)	(25,000)
Deferred financing costs	—	(190)
Dividends paid	(3,633)	—
Excess tax benefit from stock-based compensation	(3,242)	(2,576)
Net cash used in financing activities	(37,791)	(27,766)
Net increase (decrease) in cash and cash equivalents	50,166	(47,979)
Cash and cash equivalents at beginning of period	170,829	59,912
Cash and cash equivalents at end of period	$220,995	$11,933
Supplemental disclosures of cash flow information for:
Income taxes paid (refunded)	$27,253	$(18,101)
Interest paid, excluding amounts capitalized	8,938	28,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization
The “Company,” “Western,” "we," "us," and "our" may be used to refer to Western Refining, Inc. and, unless the context otherwise requires, our subsidiaries. Any references as of a date prior to September 16, 2005 (the date of Western Refining, Inc.’s formation) are to Western Refining Company, L.P. (“Western Refining LP”). On May 31, 2007, we completed the acquisition of Giant Industries, Inc. (“Giant”). Any references prior to this date exclude the operations of Giant.
We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate two refineries: one in El Paso, Texas and one near Gallup in the Four Corners region of Northern New Mexico. On December 29, 2011, we completed the sale of the Yorktown refining and terminal assets. Primarily, we operate in West Texas, Arizona, New Mexico, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also operate stand-alone refined product distribution terminals in Bloomfield and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of March 31, 2012, we also operated 210 retail service stations and convenience stores in Arizona, Colorado, New Mexico, and Texas; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, Maryland, and Virginia.
Our operations include three business segments: the refining group, the wholesale group, and the retail group. See Note 3, Segment Information, for further discussion of our business segments.
2. Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period.
The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).
The condensed consolidated financial statements include the accounts of Western Refining, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated for all periods presented.
Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2012 or December 31, 2011 included in the Condensed Consolidated Balance Sheets.
Restricted Cash and Other Non-Cash Activity
Restricted cash reported in the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 relates to proceeds from the sale of the Yorktown refinery and certain portions of our Southwest pipeline system that have not been expended in accordance with restrictions of our Term Loan Agreement and Senior Secured Fixed Rate Notes Indenture. This cash is restricted through December 29, 2012 and must be used to either repay amounts outstanding under the Term Loan, to fund capital expenditures, or to pay taxes due on the sale of such assets.
Non-cash investing and financing activities for the three months ended March 31, 2011 include an $8.2 million increase in debt consisting of $3.7 million in other debt costs, an original issue discount of $3.3 million, and a reduction of debt proceeds of $1.3 million to pay accrued interest related to the March 2011 amendment and restatement of the Term Loan Credit Agreement.

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
Recent Accounting Pronouncements
The accounting provisions covering the presentation of comprehensive income were amended to allow an entity the option to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either in a single continuous statement or in two separate but consecutive statements. These provisions are effective for the first interim or annual period beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. The adoption of this guidance effective January 1, 2012 did not affect our financial position or results of operations because these requirements only affected disclosures.
The accounting provisions covering fair value measurements and disclosures were amended to clarify the application of existing fair value measurement requirements and to change certain fair value measurement and disclosure requirements. Amendments that change measurement and disclosure requirements relate to (i) fair value measurement of financial instruments that are managed within a portfolio, (ii) application of premiums and discounts in a fair value measurement, and (iii) additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy. These provisions are effective for the first interim or annual period beginning after December 15, 2011. The adoption of this guidance effective January 1, 2012 did not affect our financial position or results of operations because these requirements only affected disclosures.
3. Segment Information
Our operations are organized into three operating segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes, and our types of customers. These segments are the refining group, the wholesale group, and the retail group. A description of each segment and the principal products follows:
Refining Group. Our refining group currently operates two refineries: one in El Paso, Texas (the “El Paso refinery”) and one near Gallup, New Mexico (the “Gallup refinery”). The refining group also operates a crude oil transportation and gathering pipeline system in New Mexico, an asphalt plant in El Paso, two stand-alone refined product distribution terminals, and four asphalt terminals. Our refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. We purchase crude oil, other feedstocks, and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products through our retail service stations, our wholesale group, other independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies.
Wholesale Group. Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, and a fleet of refined product and lubricant delivery trucks. Our wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Texas, Maryland, and Virginia. The wholesale group purchases petroleum fuels and lubricants from our refining group and from third-party suppliers. Beginning in January 2011, wholesale operations include the distribution of refined product in the Mid-Atlantic region. The refined products sold by our wholesale segment in the Mid-Atlantic region are purchased from third parties.
Retail Group. Our retail group operates service stations that include convenience stores. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. Our wholesale group supplies the majority of the gasoline and diesel fuel that our retail group sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At March 31, 2012, the retail group operated 210 service stations and convenience stores or kiosks located in Arizona, New Mexico, Colorado, and Texas. Subsequent to March 31, 2012, our retail group entered into an agreement to lease 11 additional convenience stores in New Mexico.
Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general, and administrative expenses; loss (gain) on disposal of assets; maintenance turnaround expense; and depreciation and amortization. Cost of products sold includes net realized and unrealized gains and losses related to our commodity hedging activities and reflects current costs adjusted, where appropriate, for last-in, first-out (“LIFO”) and lower of cost or market (“LCM”) inventory adjustments. Intersegment revenues are reported at prices that approximate market.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Activities of our business that are not included in the three operating segments mentioned above are included in the "Other" category. These activities consist primarily of corporate staff operations and other items that are not specific to the normal business of any one of our three operating segments. We do not allocate certain items of other income and expense, including income taxes, to the individual segments.
The total assets of each segment consist primarily of cash and cash equivalents; net property, plant, and equipment; inventories; net accounts receivable; and other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents; various net accounts receivables; net property, plant, and equipment; and other long-term assets.
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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2012 and 2011 are presented below:

	For the Three Months Ended March 31, 2012
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,074,080	$995,500	$269,632	$—	$2,339,212
Intersegment revenues (1)	1,069,557	196,564	6,281	—

Operating income (loss) (2)	$(49,294)	$4,451	$478	$(15,610)	$(59,975)
Other income (expense), net					(24,174)
Loss before income taxes					$(84,149)

Depreciation and amortization	$18,699	$954	$2,517	$594	$22,764
Capital expenditures	20,960	591	369	318	22,238
Total assets at March 31, 2012	1,537,306	335,416	179,878	430,994	2,483,594

(1)	Intersegment revenues of $1,272.4 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining cost of products sold includes $232.9 million in net realized and unrealized economic hedging losses and wholesale cost of products sold includes $20.8 million in net realized economic hedging losses for the three months ended March 31, 2012.

	For the Three Months Ended March 31, 2011
	Refining Group (2)	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$766,152	$895,941	$177,495	$—	$1,839,588
Intersegment revenues (1)	944,565	150,080	6,248	—

Operating income (loss) (3)	$57,790	$16,919	$777	$(15,400)	$60,086
Other income (expense), net					(41,088)
Income before income taxes					$18,998

Depreciation and amortization	$31,052	$1,136	$2,436	$747	$35,371
Capital expenditures	9,525	200	480	574	10,779
Total assets at March 31, 2011	2,270,512	190,346	155,060	65,859	2,681,777

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Intersegment revenues of $1,100.9 million have been eliminated in consolidation.

(2)
Included in refining assets were $657.4 million in long-lived and intangible assets related to the Yorktown facility and a section of our New Mexico pipeline. On December 29, 2011, we completed sales transactions to dispose of these refining group assets.

(3)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining and wholesale cost of products sold includes $35.0 million and $1.5 million in net realized and unrealized economic hedging losses for the three months ended March 31, 2011, respectively.

4. Fair Value Measurement
We utilize the market approach when measuring fair value of our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The fair value hierarchy consists of the following three levels:

Level 1	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2
Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable, and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable and cannot be corroborated by market data or other entity-specific inputs.
The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated their fair values at March 31, 2012 and December 31, 2011 due to their short-term maturities. The following tables represent our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and the basis for that measurement:

		Fair Value Measurement at March 31, 2012 Using
	Carrying Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Commodity hedging contracts	$6,099	$—	$6,099	$—
Financial liabilities:
Commodity hedging contracts	$41,975	$—	$41,975	$—

		Fair Value Measurement at December 31, 2011 Using
	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Commodity hedging contracts	$183,179	$—	$183,179	$—
Financial liabilities:
Commodity hedging contracts	$1,066	$—	$1,066	$—
Carrying amounts of commodity hedging contracts reflected as financial assets are included in both current other assets and non-current other assets in the Condensed Consolidated Balance Sheets. Carrying amounts of commodity hedging contracts reflected as financial liabilities are included in accrued liabilities in the Condensed Consolidated Balance Sheets.
As of March 31, 2012 and December 31, 2011, the carrying amount and estimated fair value of our debt was as follows:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2012	December 31, 2011
	(In thousands)
Carrying amount	$777,009	$803,990
Fair value	1,065,936	997,693
The carrying amount of our debt is the amount reflected in the Condensed Consolidated Balance Sheets, including the current portion. The fair value of the debt was determined using Level 2 inputs.
There have been no transfers between assets or liabilities whose fair value is determined through the use of quoted prices in active markets (Level 1) and those determined through the use of significant other observable inputs (Level 2).

5. Inventories
Inventories were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Refined products (1)	$201,462	$199,848
Crude oil and other raw materials	145,927	179,039
Lubricants	12,989	11,985
Convenience store merchandise	14,468	14,882
Inventories	$374,846	$405,754

(1)	Includes $101.9 million and $76.5 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at March 31, 2012 and December 31, 2011, respectively.
We value refinery inventories of crude oil, other raw materials, and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by our retail and wholesale groups, refined products inventories are valued under the LIFO valuation method. Lubricants and convenience store merchandise are valued under the FIFO valuation method.
As of March 31, 2012 and December 31, 2011, refined products valued under the LIFO method and crude oil and other raw materials totaled 4.7 million barrels and 5.2 million barrels, respectively. At March 31, 2012, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $236.7 million. At December 31, 2011, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $213.7 million.
During the three months ended March 31, 2012 and 2011, cost of products sold included net non-cash charges of $23.0 million and $61.4 million, respectively, from changes in our LIFO reserves.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012			December 31, 2011
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	1,696	$99,564	$58.71	1,896	$123,335	$65.05
Crude oil and other	2,977	145,927	49.02	3,289	179,039	54.44
	4,673	$245,491	52.53	5,185	$302,374	58.32
6. Prepaid Expenses
Prepaid expenses were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Prepaid crude oil and other raw materials inventories	$141,109	$111,521
Prepaid insurance and other	46,929	52,009
Prepaid expenses	$188,038	$163,530
7. Other Current Assets
Other current assets were as follows:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2012	December 31, 2011
	(In thousands)
Material and chemical inventories	$27,604	$27,196
Excise and other taxes receivable	22,115	22,149
Unrealized hedging gains and margin accounts	11,898	138,922
Exchange and other receivables	9,125	6,797
Other current assets	$70,742	$195,064
8. Property, Plant, and Equipment, Net
Property, plant, and equipment, net was as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Refinery facilities and related equipment	$1,024,597	$1,013,169
Pipelines, terminals, and transportation equipment	72,216	75,172
Retail and wholesale facilities and related equipment	204,917	198,060
Other	22,078	22,287
Construction in progress	60,118	55,062
	1,383,926	1,363,750
Accumulated depreciation	(388,868)	(368,434)
Property, plant, and equipment, net	$995,058	$995,316
Depreciation expense was $21.9 million and $34.2 million for the three months ended March 31, 2012 and 2011, respectively.
9. Intangible Assets, Net
Intangible assets, net were as follows:

							Weighted Average Amortization Period (Years)
	March 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,426	$(7,781)	$12,645	$20,426	$(7,384)	$13,042	8.0
Customer relationships	7,300	(1,888)	5,412	7,300	(1,758)	5,542	10.4
Rights-of-way	6,525	(2,122)	4,403	6,525	(1,951)	4,574	5.2
Other	1,638	(1,505)	133	1,638	(1,395)	243	4.2
	35,889	(13,296)	22,593	35,889	(12,488)	23,401
Unamortizable assets:
Trademarks	4,800	—	4,800	4,800	—	4,800
Liquor licenses	16,151	—	16,151	16,151	—	16,151
Intangible assets, net	$56,840	$(13,296)	$43,544	$56,840	$(12,488)	$44,352
Intangible asset amortization expense for the three months ended March 31, 2012 was $0.7 million based on estimated useful lives ranging from 3 to 15 years. Intangible asset amortization expense for the three months ended March 31, 2011 was $1.1 million based on estimated useful lives ranging from 6 to 20 years. Estimated amortization expense for the indicated

periods is as follows (in thousands):

Remainder of 2012	$2,486
2013	3,039
2014	2,849
2015	2,371
2016	2,200
2017	2,259
10. Other Assets, Net
Other assets, net of amortization, were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Unamortized loan fees	$31,279	$33,086
Unrealized hedging gains and margin accounts	7,775	54,208
Other	12,160	12,372
Other assets, net of amortization	$51,214	$99,666
11. Accrued and Other Long-Term Liabilities
Accrued liabilities were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Income taxes	$68,084	$52,795
Fair value of open commodity hedging positions, net	52,702	198
Excise taxes	33,773	32,000
Payroll and related costs	24,410	42,111
Professional and other	24,136	19,859
Interest	14,535	2,310
Property taxes	6,009	13,216
Banking fees and other financing	3,349	3,708
Environmental reserves	2,986	3,343
Short-term pension obligation	994	2,461
Accrued liabilities	$230,978	$172,001
Other long-term liabilities were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Retiree plan obligations	$5,785	$5,745
Asset retirement obligations	4,821	4,736
Capital lease obligation	3,331	3,337
Environmental reserves	2,448	2,428
Other	5,916	5,709
Other long-term liabilities	$22,301	$21,955
As of March 31, 2012, we had environmental liability accruals of $5.4 million, of which $3.0 million was in accrued liabilities. These liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%. Environmental liabilities of $1.5 million accrued at March 31, 2012 have not been discounted. As of March 31, 2012, the unescalated,

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

undiscounted environmental reserve related to these liabilities totaled $5.0 million, leaving $1.0 million to be accreted over time.
The table below summarizes our environmental liability accruals:

	December 31, 2011	Increase (Decrease)	Payments	March 31, 2012
	(In thousands)
Discounted liabilities	$4,295	$(108)	$(203)	$3,984
Undiscounted liabilities	1,476	—	(26)	1,450
Total environmental liabilities	$5,771	$(108)	$(229)	$5,434
12. Long-Term Debt
Long-term debt was as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $21,267 and $21,986 for 2012 and 2011, respectively	$303,733	$303,014
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $31,901 and $34,999 for 2012 and 2011, respectively	183,549	180,451
Term Loan, due 2017, net of unamortized discount of $2,783 and $2,901 for 2012 and 2011, respectively, with average interest rates of 7.50% and 10.62% for the three months ended March 31, 2012 and 2011, respectively	288,967	319,661
5.50% promissory note, due 2015	760	864
Revolving Credit Agreement with an average interest rate of 5.73% and 5.78% for the three months ended March 31, 2012 and 2011, respectively	—	—
Long-term debt	777,009	803,990
Current portion of long-term debt	(3,542)	(3,595)
Long-term debt, net of current portion	$773,467	$800,395

Amounts outstanding under the Revolving Credit Agreement, if any, are included in the current portion of long-term debt.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest expense and other financing costs were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Contractual interest:
11.25% Senior Secured Notes	$9,140	$9,140
Floating Rate Senior Secured Notes	—	7,391
5.75% Senior Convertible Notes	3,097	3,097
Term Loan	5,922	8,652
Revolving Credit Agreement	—	564
	18,159	28,844
Amortization of original issuance discount:
11.25% Senior Secured Notes	719	635
Floating Rate Senior Secured Notes	—	1,055
5.75% Senior Convertible Notes	3,098	2,712
Term Loan	118	4
	3,935	4,406
Other interest expense	2,598	2,786
Capitalized interest	(570)	(1,544)
Interest expense and other financing costs	$24,122	$34,492
We amortize original issue discounts using the effective interest method over the respective term of the debt.
     Senior Secured Notes. In June 2009, we issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes (the “Fixed Rate Notes”). The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes (the “Floating Rate Notes,” and together with the Fixed Rate Notes, the “Senior Secured Notes”). The Fixed Rate Notes pay interest semi-annually in cash in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum and will mature on June 15, 2017. The Fixed Rate Notes may be redeemed at our option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.6%; from June 15, 2014 through June 14, 2015 at a premium of 2.8%; and at par thereafter.
On December 21, 2011, we redeemed the Floating Rate Notes at a repurchase price of $288.8 million, representing a premium on redemption of the notes of 5.0% above the face value. Prior to December 21, 2011, the Floating Rate Notes paid interest quarterly at a per annum rate, reset quarterly, equal to three-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50%. The interest rate on the Floating Rate Notes as of March 31, 2011 was 10.75%.
The Fixed Rate Notes are guaranteed by all of our domestic restricted subsidiaries in existence on the date the Fixed Rate Notes were issued. The Fixed Rate Notes are also guaranteed by all future wholly-owned domestic restricted subsidiaries and by any restricted subsidiary that guarantees any of our indebtedness under credit facilities that are secured by a lien on the collateral securing the Fixed Rate Notes. The Fixed Rate Notes are also secured on a first priority basis, equally and ratably with our Term Loan and any future other pari passu secured obligation, by the collateral securing the Term Loan, which consists of our fixed assets, and on a second priority basis, equally and ratably with the Term Loan and any future other pari passu secured obligation, by the collateral securing the Revolving Credit Agreement, which consists of our cash and cash equivalents, trade accounts receivables, and inventory.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Convertible Senior Notes. We issued and sold $215.5 million in aggregate principal amount of 5.75% Senior Convertible Notes due 2014 (the “Convertible Senior Notes”) during June and July 2009. The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per year beginning on December 15, 2009. The Convertible Senior Notes will mature on June 15, 2014. The initial conversion rate for the Convertible Senior Notes is 92.5926 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.80 per share of common stock). In lieu of delivery of shares of common stock in satisfaction of our obligation upon conversion of the Convertible Senior Notes, we may elect to settle conversions entirely in cash or by net share settlement. Proceeds from the issuance of the Convertible Senior Notes of $209.0 million, net of underwriting discounts of $6.5 million, were used to repay a portion of outstanding indebtedness under the Term Loan. Issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are required to separately account for the liability and equity (conversion feature) components of the instruments in a manner reflective of the issuer’s nonconvertible debt borrowing rate. The borrowing rate used to determine the liability and equity components of the Convertible Senior Notes was 13.75%. We valued the conversion feature at June 30, 2009 at $60.9 million and recorded additional paid-in capital of $36.3 million, net of deferred income taxes of $22.6 million and transaction costs of $2.0 million, related to the equity portion of this convertible debt.
The Convertible Senior notes are presently convertible, at the option of the holder, through and including June 30, 2012. The Convertible Senior Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds $14.04 for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any Convertible Senior Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash, or a combination thereof.
     Term Loan Credit Agreement. On March 29, 2011, we entered into an amended and restated Term Loan Credit Agreement. Lenders under the amended and restated Term Loan Credit Agreement extended a $325.0 million term loan ("Term Loan") at a discount of 1.00%, the proceeds of which were principally used to refinance the term loans outstanding under the Term Loan Credit Agreement prior to the amendment and restatement. The Term Loan, together with the Fixed Rate Notes and any future other pari passu secured obligations, is secured on a first priority basis by our fixed assets and on a second priority basis by the collateral securing the Revolving Credit Agreement, which consists of our cash and cash equivalents, trade accounts receivable, and inventory. The amended and restated Term Loan Credit Agreement eliminated the financial maintenance covenants previously contained in the Term Loan Credit Agreement. The amended and restated Term Loan Credit Agreement provides for principal payments on a quarterly basis of $0.8 million, with the remaining balance due on the maturity date. The maturity date was extended to March 15, 2017. To effect this amendment and restatement, we paid $3.7 million in amendment fees.
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
On April 30, 2012, we made a non-mandatory prepayment of $75.0 million on the Term Loan. The balance after applying the prepayment was $216.8 million.
To provide for certain changes made in the amended and restated Revolving Credit Agreement (described below), we made certain conforming amendments to the amended and restated Term Loan Credit Agreement on September 23, 2011.
Revolving Credit Agreement. On September 22, 2011, we entered into an amended and restated Revolving Credit Agreement. Lenders under the amended and restated Revolving Credit Agreement extended $1.0 billion in revolving commitments that mature on September 22, 2016, and incorporate a borrowing base tied to eligible accounts receivable and inventory. The amended and restated Revolving Credit Agreement also provides for letters of credit and swing line loans. The amended and restated Revolving Credit Agreement provides for a quarterly commitment fee of either 0.375% or 0.50% per annum subject to adjustment based upon the average excess availability under the amended and restated Revolving Credit Agreement and quarterly letter of credit fees ranging from 2.50% to 3.25% per annum subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 1.50% to 2.25% or LIBOR

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

loans plus a margin ranging from 2.50% to 3.25% in each case subject to adjustment based upon the average excess availability under the amended and restated Revolving Credit Agreement. The interest rate margins and letter of credit fees are to be reduced by 0.25% upon our achievement and maintenance of a certain fixed charge coverage ratio. The amended and restated Revolving Credit Agreement provides for a cash dominion requirement that is in effect only if there is an event of default or the excess availability under the amended and restated Revolving Credit Agreement falls below the greater of (i) 15.0% of the Borrowing Base and (ii) $50.0 million. The amended and restated Revolving Credit Agreement is secured on a first priority basis by our cash and cash equivalents, trade accounts receivable, and inventory and on a second priority basis by the collateral securing the Term Loan, the Fixed Rate Notes, and any future other pari passu secured obligations, which consist of our fixed assets. The revolving facility is used to fund general working capital needs and letter of credit requirements. We paid $5.9 million in fees to effect the September 22, 2011 amendment and restatement to the Revolving Credit Agreement.
Prior to September 22, 2011, the Revolving Credit Agreement included commitments of $800.0 million composed of a $145.0 million tranche that matured on May 31, 2012 and a $655.0 million tranche that matured on January 1, 2015. Interest rates for the $145.0 million tranche were based on our consolidated leverage ratio and ranged from 3.75% to 4.50% over LIBOR. Interest rates for the $655.0 million tranche were based on our borrowing base capacity under the Revolving Credit Agreement and ranged from 3.00% to 3.75% over LIBOR.
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
As of March 31, 2012, we had gross availability under the Revolving Credit Agreement of $738.0 million, of which $350.2 million was used for outstanding letters of credit. We had no direct borrowings under the Revolving Credit Agreement at March 31, 2012.
13. Income Taxes
Compared to the federal statutory rate of 35%, the effective tax rate for the three months ended March 31, 2012 and 2011 was 36.4% and 35.7%, respectively. The effective tax rate for the three months ended March 31, 2012 and 2011 was slightly higher than the statutory rate, primarily due to state tax obligations.
The Internal Revenue Service (the “IRS”) is presently conducting an examination of the tax years ending December 31, 2009 and December 31, 2010.  That examination is in the initial stages, and no adjustments have been proposed.  The IRS has completed an examination of the tax years ending December 31, 2007 and December 31, 2008.  For the 2007 and 2008 years, the IRS has proposed adjustments, but we disagree with the proposed adjustments and are pursuing our administrative remedies.  For the tax year ending December 31, 2006, the IRS has completed an examination and has proposed adjustments. We have filed a petition in Tax Court challenging the 2006 adjustments. We do not believe the results of any of these examinations, appeals, or litigation will have a material adverse effect on our financial position or operations, but the timing and the results of final determinations on these matters remains uncertain.
We believe that it is more likely than not that the benefit from certain state net operating loss (“NOL”) carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $23.2 million was provided against the deferred tax assets relating to these NOL carryforwards at March 31, 2012. We have reduced the valuation allowance for the Yorktown NOL carryforwards by $0.5 million from December 31, 2011.
14. Retirement Plans
We fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in our financial statements.
Pensions
Through December 31, 2011, we had distributed $20 million from plan assets to plan participants as a result of the temporary idling of Yorktown refining operations and resultant termination of several participants of the Yorktown cash balance plan. No distributions were made during the three months ended March 31, 2012. In connection with the sale of the Yorktown refinery during the fourth quarter of 2011, we announced our intent to terminate the defined benefit plan covering certain previous Yorktown refinery employees. Such termination is subject to regulatory approval and may take several months. We have contributed $1.5 million to the Yorktown pension plan through March 31, 2012, and expect to contribute an additional

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$1.0 million during 2012, depending upon the plan's status at the end of 2012.
The components of the net periodic benefit cost associated with our pension plan for certain previous employees of the Yorktown refinery were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net periodic benefit cost includes:
Service cost	$—	$—
Interest cost	55	125
Amortization of net actuarial loss	8	25
Expected return on assets	(23)	(33)
Settlement expense	—	860
Net periodic benefit cost	$40	$977
Our benefit obligation at December 31, 2011 for the Yorktown benefit plan was $7.3 million and the benefit plan held $4.8 million in assets.
Postretirement Obligations
The components of the net periodic benefit cost associated with our postretirement medical benefit plans covering certain employees at our El Paso refinery and previous employees of the Yorktown refinery were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net periodic benefit cost includes:
Service cost	$33	$20
Interest cost	62	56
Amortization of net actuarial (gain) loss	10	(4)
Net periodic benefit cost	$105	$72
Our benefit obligation at December 31, 2011 for our postretirement medical benefit plans was $6.0 million. We fund our medical benefit plans on an as-needed basis.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Defined Contribution Plans and Deferred Compensation Plan
We sponsor a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. We will match participant contributions to the plan subject to certain limitations and a per participant maximum contribution. For each 1% of eligible compensation contributed by the participant, we will match 1% up to a maximum of 4% of eligible compensation, provided the participant has a minimum of one year of service. For the three months ended March 31, 2012 and 2011, we expensed $1.3 million in both periods in connection with this plan.
15. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the three months ended March 31, 2012, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
We use crude oil and refined products futures, swap contracts, or options to mitigate the change in value for a portion of our LIFO inventory volumes subject to market price fluctuations and swap contracts to fix the margin on a portion of our future gasoline and distillate production. The physical volumes are not exchanged, and these contracts are net settled with cash. For instruments used to mitigate the change in value of volumes subject to market prices, we elected not to pursue hedge accounting treatment for financial accounting purposes, generally because of the difficulty of establishing the required documentation that would allow for hedge accounting at the date that the hedging instrument is entered into. The swap contracts used to fix the margin on a portion of our future gasoline and distillate production do not qualify for hedge accounting treatment.
The fair value of these contracts is reflected in the Condensed Consolidated Balance Sheets and the related net gain or loss is recorded within cost of products sold in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At March 31, 2012, we had open commodity hedging instruments consisting of crude oil and refined product futures and price swaps on 377,702 net barrels to protect the value of certain crude oil, refined product, and blendstock inventories and crack spread swaps on 26,507,500 barrels primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2012 was a net unrealized loss of $35.9 million comprised of both short-term and long-term unrealized gains and losses. This net unrealized loss consists of $9.5 million in other current assets, $10.2 million in other assets, $52.6 million in current liabilities, and $3.0 million in other long-term liabilities. At December 31, 2011, we had open commodity hedging instruments consisting of crude oil and refined product futures and price swaps on 933,000 and refined product price and crack spread swaps on 29,282,500 barrels.
Our commodity hedging activities are initiated within guidelines established by management and approved by our board of directors. Commodity hedging transactions are executed centrally on behalf of all of our operating segments to minimize transaction costs, monitor consolidated net exposures, and to allow for increased responsiveness to changes in market factors. Due to mark-to-market accounting during the term of the various commodity hedging contracts, significant unrealized non-cash net gains and losses could be recorded in our results of operations. Additionally, we may be required to collateralize any mark-to-market losses on outstanding commodity hedging contracts.
As of March 31, 2012, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2012	2013	2014
Inventory positions (futures and swaps):
Crude oil and refined products — net short (long) positions	380	(3)	—
Refined product positions (crack spread swaps):
Distillate — net short positions	7,650	8,958	3,900
Unleaded gasoline — net short positions	6,000	—	—
Cost of products sold for the three months ended March 31, 2012 and 2011 includes $253.7 million and $36.5 million,

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respectively, of realized and non-cash unrealized net losses from our economic hedging activities including net non-cash unrealized economic hedging losses of $218.0 million and $15.8 million, respectively.
16. Stock-Based Compensation
We have two share-based compensation plans, the Western Refining 2006 Long-Term Incentive Plan (the “2006 LTIP”) and the 2010 Incentive Plan of Western Refining (the “2010 Incentive Plan”) which allow for restricted share awards and restricted share unit awards. As of March 31, 2012, there were 39,896 and 3,263,640 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans generally vest over a three-year period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of March 31, 2012, there were 812,471 and 476,685 unvested restricted shares and unvested restricted share units, respectively, outstanding.
We recorded stock compensation expense of $2.1 million for the three months ended March 31, 2012 of which $0.1 million was included in direct operating expenses and $2.0 million in selling, general, and administrative expenses. The excess tax benefit related to the shares that vested during the three months ended March 31, 2012 was $3.2 million using a statutory blended rate of 37.54%. The aggregate fair value at the grant date of the shares that vested during the three months ended March 31, 2012 was $4.6 million. The related aggregate intrinsic value of these shares was $13.2 million at the vesting date.
We recorded stock compensation expense of $2.2 million for the three months ended March 31, 2011 of which $0.4 million was included in direct operating expenses and $1.8 million in selling, general, and administrative expenses. The tax deficiency related to the shares that vested during the three months ended March 31, 2011 was $2.6 million using a statutory blended rate of 37.54%. The aggregate fair value at the grant date of the shares that vested during the three months ended March 31, 2011 was $5.7 million. The related aggregate intrinsic value of these shares was $12.7 million at the vesting date.
As of March 31, 2012, the aggregate fair value at grant date of outstanding restricted shares and restricted share units was $4.9 million and $8.0 million, respectively. The aggregate intrinsic value of outstanding restricted shares and restricted share units was $15.3 million and $9.0 million, respectively. The unrecognized compensation cost of nonvested restricted shares and restricted share units was $4.7 million and $5.9 million, respectively. Unrecognized compensation costs for restricted shares and restricted share units will be recognized over a weighted average period of approximately 1.04 years and 2.36 years, respectively. The following table summarizes our restricted share unit and restricted share activity for the three months ended March 31, 2012:

	Restricted Share Units		Restricted Shares
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	316,917	$16.09	1,511,242	$6.29
Awards granted	162,748	18.13	—	—
Awards vested	—	—	(698,771)	6.61
Awards forfeited	(2,980)	16.78	—	—
Nonvested at March 31, 2012	476,685	16.78	812,471	6.06
17. Earnings Per Share
On January 1, 2009, we adopted the provisions related to the accounting treatment of certain participating securities for the purpose of determining earnings per share. These provisions address unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 16, Stock-Based Compensation, we granted shares of restricted stock to certain employees and outside directors. Although ownership of these shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. As a result of the adoption of the provisions related to participating securities, we applied the two-class method to determine its earnings per share for all periods presented.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share data)
Basic earnings (loss) per common share:
Allocation of earnings (losses):
Net income (loss)	$(53,504)	$12,225
Distributed earnings	(7,266)	—
Income allocated to participating securities	—	(327)
Undistributed income (loss) available to common shareholders	$(60,770)	$11,898

Weighted-average number of common shares outstanding:	89,343	88,367
Basic earnings (loss) per common share:
Distributed earnings per share	$0.08	$—
Undistributed earnings (loss) per share	(0.68)	0.13
Basic earnings (loss) per common share	$(0.60)	$0.13

Diluted earnings (loss) per common share:
Net income (loss)	$(53,504)	$12,225
Tax effected interest related to convertible debt	—	—
Net income (loss) available to common stockholders, assuming dilution	$(53,504)	$12,225

Weighted-average diluted common shares outstanding:	89,343	88,367

Diluted earnings (loss) per common share:	$(0.60)	$0.13
The following table reflects potentially dilutive securities that were excluded from the diluted earnings (loss) per common share calculation as the effect of including such shares would have been antidilutive:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Common equivalent shares from Convertible Senior Notes	19,949	19,949
Restricted stock	395	1,143
On January 4, 2012 and March 29, 2012, we declared first and second quarter 2012 cash dividends of $0.04 per share on our common stock. The January 4, 2012 dividend of $3.6 million was paid on February 13, 2012, to stockholders of record at the close of business on January 12, 2012. The March 29, 2012 dividend of $3.6 million was reflected as dividends payable in the Condensed Consolidated Balance Sheet as of March 31, 2012 and will be paid on May 14, 2012 to stockholders of record at the close of business on April 19, 2012.

18. Contingencies

Environmental Matters

Like other petroleum refiners, our operations are subject to extensive and periodically changing federal and state

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.
Periodically, we receive communications from various federal, state, and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective actions. We do not anticipate that any such manners currently asserted will have a material adverse impact on our financial condition, results of operations, or cash flows.
El Paso Refinery
The groundwater and certain solid waste management units and other areas at and adjacent to the El Paso refinery have been impacted by prior spills, releases, and discharges of petroleum or hazardous substances and are currently undergoing remediation by us and Chevron Products Company (“Chevron”) pursuant to certain agreed administrative orders with the Texas Commission on Environmental Quality (the “TCEQ”). Pursuant to our purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate its solid waste management units in accordance with its Resource Conservation Recovery Act (“RCRA”) permit, which Chevron has fulfilled. Chevron also retained liability for, and control of, certain groundwater remediation responsibilities that are ongoing.
In May 2000, we entered into an Agreed Order with the Texas Natural Resources Conservation Commission, now known as the TCEQ, for remediation of the south side of the El Paso refinery property. We purchased a non-cancelable Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy that covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20.0 million. In addition, under a settlement agreement, a subsidiary of Chevron is obligated to pay 60% of any Agreed Order environmental clean-up costs that exceed the $20.0 million policy coverage. Under the policy, environmental costs outside the scope of the Agreed Order are covered up to $20.0 million and require that we pay a deductible of $0.1 million per incident as well as any costs that exceed the covered limits of the insurance policy.
On June 30, 2011, the U.S. Environmental Protection Agency (“EPA”) filed notice with the federal district court in El Paso that we and the EPA entered into a proposed Consent Decree under the Petroleum Refinery Enforcement Initiative (“EPA Initiative”). On September 2, 2011, the court entered the Consent Decree. Under the EPA Initiative, the EPA is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into similar consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. The Consent Decree does not require any soil or groundwater remediation or clean-up.
Based on the terms of the Consent Decree and current information, we estimate the total capital expenditures necessary to address the Consent Decree issues would be approximately $51.0 million, of which we have already expended $39.2 million, including $15.2 million for the installation of a flare gas recovery system completed in 2007 and $24.0 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers through March 2012. We estimate remaining expenditures of approximately $11.9 million for the NOx emission controls on heaters and boilers during 2012 and 2013. This amount is included in our estimated capital expenditures for regulatory projects. Under the terms of the Consent Decree, we paid a civil penalty of $1.5 million in September 2011.
In 2004 and 2005, the El Paso refinery applied for and was issued a Texas Flexible Permit by the TCEQ Flexible Permits program, under which the refinery continues to operate. Established in 1994 under the Texas Clean Air Act, the program grants operational flexibility to industrial facilities and permits the allocation of emissions on a facility-wide basis in exchange for emissions reduction and controlling previously unregulated “grandfathered” emission sources. The TCEQ submitted its Flexible Permits Program rules to the EPA for approval in 1994 and administered the program for 16 years with the EPA’s full knowledge. In June 2010, the EPA disapproved the TCEQ Flexible Permits Program. In July 2010, the Texas Attorney General filed a legal challenge to the EPA’s disapproval in a federal appeals court asking for reconsideration. Although we believe our Texas Flexible Permit is federally enforceable, we agreed in December 2010 to submit an application to TCEQ for a permit amendment to obtain a State Implementation Plan, or SIP, approved state air quality permit to address concerns raised by the EPA about all flexible permits. We submitted the application on November 22, 2011 and we anticipate receiving the Texas SIP approved permit during the fall of 2012. Sufficient time has not elapsed for us to reasonably estimate any potential impact of these regulatory developments in the Texas air permits program.
In September 2010, we received a notice of intent to sue under the Clean Air Act from several environmental groups.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

While not entirely clear, the notice apparently contends that our El Paso refinery is not operating under a valid permit or permits because the EPA has disapproved the TCEQ Flexible Permits program and that our El Paso refinery may have exceeded certain emission limitations under these same permits. We dispute these claims and maintain that the El Paso refinery is properly operating, and has not exceeded emissions limitations, under the validly issued TCEQ permit. We intend to defend ourself accordingly.
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
In November 2009, we indefinitely suspended refining operations at the Bloomfield refinery. We currently operate the site as a products distribution terminal and crude storage facility. Bloomfield continues to use some of the refinery equipment to support the terminal and to store crude for the Gallup refinery. We have begun negotiations with the NMED to revise the 2009 NMED Amendment to reflect the indefinite suspension. We expect to conclude these negotiations during the second quarter of 2012.
Based on current information, the 2009 NMED Amendment, and favorably negotiating a second amendment to reflect the indefinite suspension of refining operations at our Bloomfield facility and to delay NOx controls on heaters, boilers, and the FCCU at our Gallup refinery, we estimate $48.0 million in total capital expenditures after January 2009. We expended $11.3 million during 2011 and $4.5 million during the first quarter of 2012. We expect to spend the remaining $32.2 million during 2012 and 2013. These capital expenditures will primarily be for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx, and particulate matter from the Gallup refinery. The 2009 NMED Amendment also provided for a $2.3 million penalty. We completed payment of the penalty between November 2009 and September 2010 to fund Supplemental Environmental Projects (“SEPs”). The NMED has proposed a penalty of $0.4 million to which we agreed and will pay with the second amendment. We do not expect implementation of the requirements in the 2005 NMED Agreement, the associated 2009 NMED Amendment, or the second amendment will result in any soil or groundwater remediation or clean-up costs.
Bloomfield 2007 NMED Remediation Order. In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007 have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures, and implement corrective measures. In that regard, we already put in place certain remediation measures with the approval of the NMED and the New Mexico Oil Conservation Division. As of March 31, 2012, we expended $2.6 million and estimate a remaining cost of $3.1 million for implementing the investigation and interim measures of the order.
Gallup 2007 Resource Conservation Recovery Act (“RCRA”) Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. We reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. We do not expect implementation of the requirements in the final settlement will result in any additional soil or groundwater remediation or clean-up costs not otherwise required. Based on current information, we estimate capital expenditures of approximately $33.7 million to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. In September 2010, the final settlement was modified to establish May 31, 2012 as the deadline for completing startup of the upgraded plant. We expended $20.8 million during 2011 and $8.9 million during the first quarter of 2012 on the upgrade of the wastewater treatment plant. We expect to spend the remaining $4.0 million during the second quarter of 2012.
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
Yorktown Refinery
Yorktown 1991 and 2006 Orders. In August 2006, Giant agreed to the terms of the final administrative consent order pursuant to which Giant would implement a clean-up plan for the refinery. Following the acquisition of Giant, we completed

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the first phase of the soil clean-up plan and negotiated revisions with the EPA for the remainder of the soil clean-up plan. Through December 2011, we expended $32.9 million related to the EPA order.
In December 2011, our subsidiaries sold the Yorktown refinery, an adjacent 83 acre parcel of land, and all other related real estate and assets. As part of this transaction, the purchaser agreed to assume all obligations and remaining work required by the EPA. The purchaser agreed to indemnify us for costs associated with the EPA order, following the sale, with the exception of the completion and related liability for construction of the second phase of the Corrective Action Measures Unit ("CAMU"). We have completed construction of this phase of the CAMU and have incurred substantially all costs anticipated to complete this work. We and the purchaser agreed that the purchaser would replace Giant as the respondent under the EPA order. The replacement is pending the EPA's agreement.
Yorktown 2002 Amended Consent Decree. In May 2002, Giant acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree (the "Consent Decree") among various parties covering many locations entered in August 2001 under the EPA Initiative. Following the sale of the refinery in December 2011, the purchaser assumed all obligations and all remaining work required under the Consent Decree with the exception of any penalties or fines assessed in the future for issues related to compliance with the Consent Decree that occurred prior to the date of sale.

Tax Matters
See Note 13, Income Taxes, to these condensed consolidated financial statements for additional information on tax examinations.

Legal Matters
Over the last several years, lawsuits have been filed in numerous states alleging that methyl tertiary butyl ether (“MTBE”), a high octane blendstock used by many refiners in producing specially formulated gasoline, has contaminated water supplies and/or damaged natural resources. Our subsidiary, Western Refining Yorktown, Inc., is currently a defendant in a lawsuit brought by the State of New Jersey alleging damage to the State of New Jersey’s natural resources.
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
A lawsuit has been filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who allege the Bureau of Indian Affairs (“BIA”) acted improperly in approving certain rights-of-way on land allotted to the individual Plaintiffs by the Navajo Nation, Arizona, New Mexico, and Utah (“Navajo Nation”). The lawsuit names us and numerous other defendants (“Right-of-Way Defendants”) and seeks imposition of a constructive trust and asserts these Right-of-Way Defendants are in trespass on the Allottee’s lands. The Court dismissed Plaintiffs’ claims in this matter. Plaintiffs then attempted to re-file these claims with the Department of Interior which also dismissed Plaintiffs claims. Plaintiffs are now attempting to appeal this dismissal within the Department of Interior.
On August 2, 2011, we were served with a bankruptcy avoidance action in the Eastern District of Pennsylvania by a Bankruptcy Litigation Trustee for a former customer. The avoidance action seeks the return of approximately $6.4 million alleged to be preferential or otherwise avoidable payments that may have been made to us by the former customer. The Court has dismissed approximately $4.8 million of the Trustee's claim and this dismissal is final.
Regarding the claims asserted against us referenced above, potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable, and we cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, we have not recorded a liability for these pending lawsuits.

Other Matters
In late 2011, the EPA initiated civil and criminal enforcement against companies it believes produced invalid fuel credits known as Renewable Identification Numbers, or RINs. The EPA's position is that purchasers of RINs are responsible for acquiring and using valid RINs, and any company that purchased invalid RINs must replace them with valid RINs. The EPA may subject those purchasers to enforcement actions. We purchase RINs to satisfy a portion of our obligations under the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Renewable Fuels Standard (RFS) program and purchased and used some RINs considered by the EPA to be invalid. In April 2012, the EPA entered administrative settlements with 31 companies, including us, regarding use of RINs considered by the EPA to be invalid to satisfy obligations under the RFS program. We will pay a penalty of less than $0.1 million as part of our settlement with the EPA. At this time we cannot reasonably estimate the full impact of the circumstances surrounding invalid RINs as the situation is still emerging.
We are party to various other claims and legal actions arising in the normal course of business. We believe that the resolution of these matters will not have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, or 2011 Form 10-K, and elsewhere in this report. You should read such “Risk Factors” and “Forward-Looking Statements” in this report. In this Item 2, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and the entities that became its subsidiaries upon closing of our initial public offering (including Western Refining Company, L.P., or Western Refining LP), and Giant Industries, Inc., or Giant, and its subsidiaries, which became wholly-owned subsidiaries on May 31, 2007, unless the context otherwise requires or where otherwise indicated.
Company Overview
We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate two refineries with a total crude oil throughput capacity of approximately 151,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a 23,000 bpd refinery near Gallup, New Mexico. We market refined products in the Mid-Atlantic region through our wholesale segment. Our primary operating areas encompass West Texas, Arizona, New Mexico, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque and Bloomfield, New Mexico; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of March 31, 2012, we also operated 210 retail service stations and convenience stores in Arizona, Colorado, New Mexico, and Texas; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, Maryland, and Virginia.
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
Major Influences on Results of Operations
Refining. Our net sales fluctuate significantly with movements in refined product prices. The spread between crude oil and refined product prices is the primary factor affecting our earnings and cash flows from operations. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depends on numerous factors beyond our control. These factors include the supply of and demand for crude oil, gasoline, diesel and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; availability of imports and exports; marketing of competitive fuels; and government regulation. As a result of these influences, refining margins may exhibit extreme volatility. Our refining margins have been enhanced throughout most of 2011 and the first quarter of 2012 by a cost-advantaged supply of WTI-based crude oil.
Other factors that impact our overall refinery gross margins include the sale of lower value products such as residuum and propane when crude costs are higher. Our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume. Also affecting refining margins within refinery cost of products sold is the impact of our economic hedging activity entered into primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product, and blendstock inventories. Consolidated cost of products sold for the three months ended March 31, 2012 includes $253.7 million of realized and non-cash unrealized net losses from our economic hedging activities, the majority of which is in refining cost of products sold. Included in these economic hedging losses are net non-cash unrealized economic hedging losses of $218.0 million.
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
Periodically, we have planned maintenance turnarounds at our refineries which are expensed as incurred. We completed a scheduled turnaround at the south side of the El Paso refinery during the first quarter of 2010. Our next scheduled maintenance turnarounds are during the fall of 2012 for the Gallup refinery and the first quarter of 2013 for the north side units of the El Paso refinery.
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
Wholesale. Our earnings and cash flows from our wholesale business segment are primarily affected by the sales volumes and margins of gasoline, diesel fuel, and lubricants sold. Margins for gasoline, diesel fuel, and lubricant sales are equal to the sales price less cost of sales. Cost of sales connected to our Mid-Atlantic region wholesale business includes the results of our economic hedging activities for refined product purchases in the region. Margins are impacted by local supply, demand, competition, and price volatility.
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
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. In order to apply these principles, we must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates, and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 annual report on Form 10-K.
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

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three months ended March 31, 2012 and 2011. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.

Consolidated

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$2,339,212	$1,839,588
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	2,236,502	1,612,727
Direct operating expenses (exclusive of depreciation and amortization) (1)	115,581	111,007
Selling, general, and administrative expenses	25,781	24,027
Gain on disposal of assets, net	(1,891)	(3,630)
Maintenance turnaround expense	450	—
Depreciation and amortization	22,764	35,371
Total operating costs and expenses	2,399,187	1,779,502
Operating income (loss)	(59,975)	60,086
Other income (expense):
Interest income	193	92
Interest expense and other financing costs	(24,122)	(34,492)
Amortization of loan fees	(1,807)	(2,335)
Loss on extinguishment of debt	—	(4,641)
Other, net	1,562	288
Income (loss) before income taxes	(84,149)	18,998
Provision for income taxes	30,645	(6,773)
Net income (loss)	$(53,504)	$12,225
Basic earnings (loss) per share	$(0.60)	$0.13
Diluted earnings (loss) per share	$(0.60)	$0.13
Cash dividends declared per common share	$0.08	$—
Weighted average basic shares outstanding	89,343	88,367
Weighted average dilutive shares outstanding	89,343	88,367
Cash Flow Data
Net cash provided by (used in):
Operating activities	$42,843	$(21,041)
Investing activities	45,114	828
Financing activities	(37,791)	(27,766)
Other Data
Adjusted EBITDA (2)	$182,983	$111,685
Capital expenditures	(22,238)	(10,779)
Balance Sheet Data (at end of period)
Cash and cash equivalents	$220,995	$11,933
Working capital	577,060	365,577
Total assets	2,483,594	2,681,777
Total debt	777,009	1,053,880
Stockholders’ equity	764,439	693,123

(1)
Excludes $1,272.4 million and $1,100.9 million of intercompany sales; $1,270.8 million and $1,098.6 million of intercompany cost of products sold; and $1.6 million and $2.3 million of intercompany direct operating expenses for the three months ended March 31, 2012 and 2011, respectively. Cost of products sold includes $218.0 million and $15.8 million in net unrealized non-cash losses from hedging activities for the three months ended March 31, 2012 and 2011, respectively.

(2)
Adjusted EBITDA represents earnings before interest expense and other financing costs, amortization of loan fees, provision for income taxes, depreciation, amortization, maintenance turnaround expense, and certain other non-cash income and expense items. However, Adjusted EBITDA is not a recognized measurement under GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, the accounting effects of significant turnaround activities (which many of our competitors capitalize and thereby exclude from their measures of EBITDA), and certain non-cash charges, which are items that may vary for different companies for reasons unrelated to overall operating performance.

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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net income (loss)	$(53,504)	$12,225
Interest expense and other financing costs	24,122	34,492
Provision for income taxes	(30,645)	6,773
Amortization of loan fees	1,807	2,335
Depreciation and amortization	22,764	35,371
Maintenance turnaround expense	450	—
Loss on extinguishment of debt	—	4,641
Unrealized loss on commodity hedging transactions (a)	217,989	15,848
Adjusted EBITDA	$182,983	$111,685

(a) Adjusted EBITDA for the three months ended March 31, 2011 as previously reported has been increased by $15.8 million for the impact of unrealized losses related to our commodity hedging transactions. We believe the inclusion of net unrealized gains and losses on our commodity hedging transaction provides a better representation of EBITDA given the non-cash, potentially volatile nature of commodity hedging.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
Net Sales. Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer discounts and excise taxes. Net sales for the three months ended March 31, 2012 were $2,339.2 million compared to $1,839.6 million for the same period in 2011, an increase of $499.6 million, or 27.2%. This increase was the result of increased sales from our refining, wholesale, and retail groups of $307.9 million, $99.6 million, and $92.1 million, respectively, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments including intersegment revenues increased from $116.78 for the three months ended March 31, 2011 to $128.32 for the three months ended March 31, 2012. Our sales volume increased from 24.5 million barrels to 27.3 million barrels for the three months ended March 31, 2011 and 2012, respectively, an increase of 2.8 million barrels, or 11.4%.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $2,236.5 million for the three months ended March 31, 2012 compared to $1,612.7 million for the same period in 2011, an increase of $623.8 million, or 38.7%. This increase was primarily the result of increased cost of products sold from our refining, wholesale, and retail groups of $430.6 million, $109.0 million, and $84.2 million, respectively, net of intercompany transactions that eliminate in consolidation. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $108.28 for the three months ended March 31, 2011 to $125.46 for the three months ended March 31, 2012. Cost of products sold for the three months ended March 31, 2012 and 2011 includes $253.7 million and $36.5 million, respectively, in net realized and unrealized economic hedging losses including $218.0 million and $15.8 million in net non-cash unrealized losses, respectively.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $115.6 million for the three months ended March 31, 2012 compared to $111.0 million for the same period in 2011, an increase of $4.6 million, or 4.1%. The increase in direct operating expenses resulted from a decrease of $4.6 million from our refining group and increases of $1.8 million and $7.3 million in direct operating expenses from our wholesale and retail groups, respectively, net of intercompany transactions that eliminate in consolidation.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $25.8 million for the three months ended March 31, 2012 compared to $24.0 million for the same period in 2011, an increase of $1.8 million, or 7.5%. The increase in selling, general, and administrative expenses resulted from increased expenses in our refining group, retail group, and corporate overhead of $0.3 million, $0.8 million, and $0.4 million, respectively, and a $0.3 million decrease in our wholesale group.
Gain on Disposal of Assets, Net. Gain on disposal of assets for the three months ended March 31, 2012 and 2011 was $1.9 million and $3.6 million, respectively. The net gains in both periods were primarily related to sales of assets from our refining group.
Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the three months ended March 31, 2012, we incurred turnaround expenses of $0.5 million in connection with a planned 2012 turnaround at our Gallup refinery. During the three months ended March 31, 2011, we did not incur turnaround-related costs for any of our refineries.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2012 was $22.8 million compared to $35.4 million for the same period in 2011, a decrease of $12.6 million, or 35.6%. This decrease was primarily due to the disposal of our Yorktown facility in December 2011.
Operating Income (Loss). Operating loss was $60.0 million for the three months ended March 31, 2012, compared to operating income of $60.1 million for the same period in 2011, a decrease of $120.1 million, or 199.8%. The decrease was primarily the result of increases in current period hedging activity losses and increased direct operating expenses and selling, general, and administrative expenses offset by an increase in our gross margin and decrease in depreciation and amortization.
Interest Income. Interest income for the three months ended March 31, 2012 and 2011 remained relatively unchanged.
Interest Expense and Other Financing Costs. Interest expense and other financing costs for the three months ended March 31, 2012 was $24.1 million (net of capitalized interest of $0.6 million) compared to $34.5 million (net of capitalized interest of $1.5 million) for the same period in 2011, a decrease of $10.4 million, or 30.1%. This decrease was primarily attributable to lower debt levels and lower average cost of borrowing during the three months ended March 31, 2012 compared to the same period in 2011.
Amortization of Loan Fees. Amortization of loan fees for the three months ended March 31, 2012 was $1.8 million compared to $2.3 million for the same period in 2011, a decrease of $0.5 million, or 21.7%.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended March 31, 2011 was $4.6 million. This was attributable to the amendment of our Term Loan Credit Agreement. During the three months ended March 31, 2012, we did not incur any loss on extinguishment of debt.
Other, Net. Other income, net for the three months ended March 31, 2012 was $1.6 million, primarily related to a non-routine distribution from a partnership investment we hold.
Provision for Income Taxes. We recorded an income tax benefit of $30.6 million and income tax expense of $6.8 million, respectively, for the three months ended March 31, 2012 and 2011. The effective tax rates for the three months ended March 31, 2012 and 2011 were 36.4% and 35.7%, respectively, compared to the federal statutory rate of 35%. The effective tax rates for both periods were slightly higher than the statutory rate, primarily due to state tax obligations.
Net Income (Loss). We reported a net loss of $53.5 million for the three months ended March 31, 2012, representing $0.60 net loss per share on weighted average basic and dilutive shares outstanding of 89.3 million. We reported net income of $12.2 million for the same period in 2011, representing $0.13 net income per share on both basic and dilutive weighted average shares outstanding of 88.4 million.
See additional analysis under the Refining, Wholesale, and Retail Segments.

Refining Segment

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,143,637	$1,710,717
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	2,093,545	1,538,166
Direct operating expenses (exclusive of depreciation and amortization)	75,109	81,137
Selling, general, and administrative expenses	6,510	6,202
Gain on disposal of assets, net	(1,382)	(3,630)
Maintenance turnaround expense	450	—
Depreciation and amortization	18,699	31,052
Total operating costs and expenses	2,192,931	1,652,927
Operating income (loss)	$(49,294)	$57,790
Key Operating Statistics
Total sales volume (bpd) (2)	186,291	164,270
Total refinery production (bpd)	142,841	119,504
Total refinery throughput (bpd) (3)	144,831	121,549
Per barrel of throughput:
Refinery gross margin (4)	$3.80	$15.77
Gross profit (4)	2.38	12.93
Direct operating expenses (5)	5.70	7.42
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries

	Three Months Ended
	March 31,
	2012	2011
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	74,815	66,639
Diesel and jet fuel	59,303	46,294
Residuum	4,327	3,553
Other	4,396	3,018
Total refinery production (bpd)	142,841	119,504
Refinery throughput (bpd):
Sweet crude oil	109,402	93,992
Sour or heavy crude oil	22,543	16,413
Other feedstocks and blendstocks	12,886	11,144
Total refinery throughput (bpd) (3)	144,831	121,549

El Paso Refinery

	Three Months Ended
	March 31,
	2012	2011
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	58,453	49,884
Diesel and jet fuel	52,604	39,544
Residuum	4,327	3,553
Other	3,507	2,186
Total refinery production (bpd)	118,891	95,167
Refinery throughput (bpd):
Sweet crude oil	87,829	72,023
Sour crude oil	22,543	16,413
Other feedstocks and blendstocks	10,022	8,220
Total refinery throughput (bpd) (3)	120,394	96,656
Total sales volume (bpd) (2)	154,882	131,444
Per barrel of throughput:
Refinery gross margin (4)	$21.30	$18.70
Direct operating expenses (5)	4.57	5.91

Gallup Refinery

	Three Months Ended
	March 31,
	2012	2011
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	16,362	16,755
Diesel and jet fuel	6,699	6,750
Other	889	832
Total refinery production (bpd)	23,950	24,337
Refinery throughput (bpd):
Sweet crude oil	21,573	21,969
Other feedstocks and blendstocks	2,864	2,924
Total refinery throughput (bpd) (3)	24,437	24,893
Total sales volume (bpd) (2)	31,346	32,826
Per barrel of throughput:
Refinery gross margin (4)	$21.54	$19.70
Direct operating expenses (5)	8.56	6.70

The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,143,637	$1,710,717
Cost of products sold (exclusive of depreciation and amortization)	2,093,545	1,538,166
Depreciation and amortization	18,699	31,052
Gross profit	31,393	141,499
Plus depreciation and amortization	18,699	31,052
Refinery gross margin	$50,092	$172,551
Refinery gross margin per refinery throughput barrel	$3.80	$15.77
Gross profit per refinery throughput barrel	$2.38	$12.93

(1)
Cost of products sold for the combined refining segment includes $218.0 million and $14.9 million of net non-cash unrealized hedging losses for the three months ended March 31, 2012 and 2011, respectively.

(2)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented approximately 12.4% of our total sales volumes for the three months ended March 31, 2012. The majority of the purchased refined products are distributed through our wholesale refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through third-party purchases since we no longer produce refined products in the region.

(3)	Total refinery throughput includes crude oil and other feedstocks and blendstocks.

(4)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Net realized and net non-cash unrealized economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

(5)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
Net Sales. Net sales primarily consist of gross sales of refined petroleum products, net of customer discounts, and excise taxes. Net sales for the three months ended March 31, 2012 were $2,143.6 million compared to $1,710.7 million for the same period in 2011, an increase of $432.9 million, or 25.3%. This increase was the result of higher sales prices for refined products coupled with an increase in sales volumes. The average sales price per barrel increased from $115.34 in the first quarter of 2011 to $126.29 in the first quarter of 2012, an increase of 9.5%. During the first quarter of 2011, we sold 14.8 million barrels of refined products compared to 17.0 million barrels for the same period in 2012.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $2,093.5 million for the three months ended March 31, 2012 compared to $1,538.2 million for the same period in 2011, an increase of $555.3 million, or 36.1%. This increase was primarily due to increased sales volumes and higher average crude prices. The average cost per barrel increased from $92.82 in the first quarter of 2011 to $101.35 in the first quarter of 2012, an increase of 9.2%. Refinery gross margin per throughput barrel decreased from $15.77 in the first quarter of 2011 to $3.80 in the first quarter of 2012. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $2.38 and $12.93 for the three months ended March 31, 2012 and 2011, respectively. Cost of products sold for the three months ended March 31, 2012 and 2011 includes $232.9 million and $35.0 million, respectively, in realized and unrealized economic hedging losses including $218.0 million and $14.9 million, respectively, of net unrealized non-cash losses from hedging activities.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $75.1 million for the three months ended March 31, 2012 compared to $81.1 million for the same period in 2011, a decrease of $6.0 million, or 7.4%. This decrease primarily resulted from decreased maintenance labor and repairs ($3.9 million), energy expenses ($3.3 million), environmental expenses ($3.0 million), and property taxes and professional fees ($0.7 million). These decreases were partially offset by increased employee expenses ($2.6 million) driven primarily by higher incentive compensation during the current period, insurance expenses ($1.4 million), and chemical and catalyst expenses ($0.9 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $6.5 million for the three months ended March 31, 2012 compared to $6.2 million for the same period in 2011, an increase of $0.3 million, or 4.8%.
Gain on Disposal of Assets, Net. Gain on disposal of assets for the three months ended March 31, 2012 and 2011 was $1.4 million and $3.6 million, respectively. The net gains in both periods were primarily the result of separate transactions relating to the sale of catalyst from our refineries.
Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the three months ended March 31, 2012, we incurred turnaround expenses of $0.5 million in connection with a planned 2012 turnaround at our Gallup refinery. During the three months ended March 31, 2011, we did not incur turnaround-related costs at any of our refineries.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2012 was $18.7 million compared to $31.1 million for the same period in 2011. The decrease was primarily due to the disposal of the Yorktown facility in December 2011.
Operating Income (Loss). Operating loss was $49.3 million for the three months ended March 31, 2012 compared to operating income of $57.8 million for the same period in 2011, a decrease of $107.1 million. This decrease was attributable primarily to net unrealized non-cash hedging losses of $218.0 million in the first quarter of 2012 compared to $14.9 million in the first quarter of 2011.

Wholesale Segment

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$1,192,064	$1,046,021
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,166,531	1,010,150
Direct operating expenses (exclusive of depreciation and amortization)	18,322	15,770
Selling, general, and administrative expenses	2,315	2,046
Gain on disposal of assets, net	(509)	—
Depreciation and amortization	954	1,136
Total operating costs and expenses	1,187,613	1,029,102
Operating income	$4,451	$16,919
Operating Data
Fuel gallons sold (in thousands)	367,228	360,094
Fuel margin per gallon (1)	$0.06	$0.09
Lubricant sales	$31,726	$26,176
Lubricant margin (2)	9.9%	12.2%

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$1,238,390	$1,103,362
Excise taxes included in fuel sales	(87,243)	(91,551)
Lubricant sales	31,726	26,176
Other sales	9,191	8,034
Net sales	$1,192,064	$1,046,021
Cost of Products Sold
Fuel cost of products sold	$1,220,695	$1,075,127
Excise taxes included in fuel cost of products sold	(87,243)	(91,551)
Lubricant cost of products sold	28,599	22,976
Other cost of products sold	4,480	3,598
Cost of products sold	$1,166,531	$1,010,150
Fuel margin per gallon (1)	$0.06	$0.09

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

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the three months ended March 31, 2012 were $1,192.1 million compared to $1,046.0 million for the same period in 2011, an increase of $146.1 million, or 14.0%. This increase was primarily due to an increase in the average sales price of refined products, increased fuel sales volume, and increased sales price of lubricants. The average sales price per gallon of refined products, including excise taxes, increased from $3.06 in the first quarter of 2011 to $3.37 in the first quarter of 2012. Fuel sales volume increased from 360.1 million gallons in the first quarter of 2011 to 367.2 million gallons for the same period in 2012. Fuel sales volume for the three months ended March 31, 2012 included 56.7 million gallons sold to our retail group compared to 46.0 million gallons for the same period during 2011. The average sales price per gallon of lubricants increased from $10.14 in the first quarter of 2011 to $11.12 in the first quarter of 2012.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $1,166.5 million for the three months ended March 31, 2012 compared to $1,010.2 million for the same period in 2011, an increase of $156.3 million, or 15.5%. This increase was primarily due to increased costs of refined products, increased purchased fuel volume, and increased cost of lubricants. The average cost per gallon of refined products, including excise taxes, increased from $2.99 in the first quarter of 2011 to $3.32 in the first quarter of 2012. The average cost of lubricants per gallon increased from $8.90 in the first quarter of 2011 to $10.02 in the first quarter of 2012. Cost of products sold includes $20.8 million in realized economic hedging losses for the three months ended March 31, 2012 and $1.5 million in net realized and unrealized losses for the three months ended March 31, 2011.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $18.3 million for the three months ended March 31, 2012 compared to $15.8 million for the same period in 2011, an increase of $2.5 million, or 15.8%. This increase was partially due to increased outside support services due to terminaling and storage fees ($1.3 million), increased personnel costs ($0.8 million), and increased material and supply costs ($0.4 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses for the three months ended March 31, 2012 were $2.3 million compared to $2.0 million for the same period in 2011, an increase of $0.3 million, or 15.0%.
Gain on Disposal of Assets, Net. Gain on disposal of assets for the three months ended March 31, 2012 was $0.5 million related primarily to gains on lease buy-outs and subsequent sale of 17 fuel tanker trucks.
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2012 was $1.0 million compared to $1.1 million for the same period in 2011, a decrease of $0.1 million, or 9.0%.
Operating Income. Operating income for the three months ended March 31, 2012 was $4.5 million compared to $16.9 million for the same period in 2011, a decrease of $12.4 million, or 73.4%. The decrease was primarily due to decreased fuel margins resulting in part from the increase in realized economic hedging losses and an increase in direct operating expenses.

Retail Segment

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$275,913	$183,743
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	247,252	163,053
Direct operating expenses (exclusive of depreciation and amortization)	23,726	16,351
Selling, general, and administrative expenses	1,940	1,126
Depreciation and amortization	2,517	2,436
Total operating costs and expenses	275,435	182,966
Operating income	$478	$777
Operating Data
Fuel gallons sold (in thousands)	67,572	46,275
Fuel margin per gallon (1)	$0.16	$0.15
Merchandise sales	$56,539	$43,646
Merchandise margin (2)	28.4%	28.3%
Operating retail outlets at period end	210	150

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$235,605	$151,706
Excise taxes included in fuel sales	(26,489)	(17,929)
Merchandise sales	56,539	43,646
Other sales	10,258	6,320
Net sales	$275,913	$183,743
Cost of Products Sold
Fuel cost of products sold	$225,048	$144,752
Excise taxes included in fuel cost of products sold	(26,489)	(17,929)
Merchandise cost of products sold	40,484	31,308
Other cost of products sold	8,209	4,922
Cost of products sold	$247,252	$163,053
Fuel margin per gallon (1)	$0.16	$0.15

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

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the three months ended March 31, 2012 were $275.9 million compared to $183.7 million for the same period in 2011, an increase of $92.2 million, or 50.2%. This increase was primarily due to new retail outlet sales, an increase in the sales price of gasoline, diesel fuel, merchandise sales, and fuel sales volume. The average sales price per gallon including excise taxes increased from $3.28 in the first quarter of 2011 to $3.49 in the first quarter of 2012. Fuel sales volume increased from 46.3 million gallons in the first quarter of 2011 to 67.6 million gallons in the first quarter of 2012, of which 20.0 million gallons were due to the new retail outlets added during the second through fourth quarters of 2011. Also contributing to this increase were higher merchandise sales of which $11.7 million was due to the new retail outlets added during the second through fourth quarters of 2011.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $247.3 million for the three months ended March 31, 2012 compared to $163.1 million for the same period in 2011, an increase of $84.2 million, or 51.6%. This increase was primarily due to new retail outlet costs, increased costs of gasoline, diesel fuel, merchandise, and purchased fuel volume. Average fuel cost per gallon including excise taxes increased from $3.13 in the first quarter of 2011 to $3.33 in the first quarter of 2012. Also contributing to this increase were higher merchandise cost of sales of which $8.3 million was due to the new retail outlets added during the second through fourth quarters of 2011.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $23.7 million for the three months ended March 31, 2012 compared to $16.4 million for the same period in 2011, an increase of $7.3 million, or 44.5%. This increase was primarily due to increased personnel costs ($3.2 million), credit card fees ($1.2 million), rent expense ($1.1 million), utilities expense ($0.5 million), property taxes ($0.4 million), and materials and supplies expense ($0.2 million). Direct operating expenses for the new retail outlets added during the second through fourth quarters of 2011 were $7.3 million.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $1.9 million for the three months ended March 31, 2012 compared to $1.1 million for the same period in 2011, an increase of $0.8 million, or 72.7%. This increase was primarily due to increased personnel costs ($0.6 million).
Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2012 was $2.5 million compared to $2.4 million for the same period in 2011, an increase of $0.1 million, or 4.2%.
Operating Income. Operating income for the three months ended March 31, 2012 was $0.5 million compared to $0.8 million for the same period in 2011, a decrease of $0.3 million, or 37.5%. This decrease was primarily due to increased fuel and merchandise margins offset by increased direct operating expenses and selling, general, and administrative expenses in the first quarter of 2012.

Outlook
Our refining margins were stronger in the first quarter of 2012 compared to the first quarter of 2011. This strengthening was due to a combination of factors including increased gasoline crack spreads, continued strong diesel demand and the discount of WTI crude oil to Brent crude. The Gulf Coast benchmark 3:2:1 crack spread improved to $25.29 in the first quarter of 2012 from $18.06 in the first quarter of 2011. Our margins continue to be positively impacted by the discount of WTI crude oil to Brent crude, as all of our crude purchases are based on pricing tied to WTI. However, the WTI/Brent discount has been volatile over the past six months due to announcements of potential crude oil pipeline capacity additions at Cushing, Oklahoma. These capacity additions could reduce the WTI/Brent discount in future quarters. Permian Basin crude oil production continues to increase and we expect this trend to continue, which could provide additional cost-advantaged crude oil in the region. Thus far in the second quarter of 2012, we continue to have strong refining margins. The widening price differentials between WTI Cushing crude oil and WTI Midland crude oil are contributing to these stronger refining margins in the second quarter. The Gulf Coast benchmark 3:2:1 crack spread for April 2012 was $31.48.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and borrowings under our Revolving Credit Agreement. We ended the quarter with $221.0 million of cash and cash equivalents, $153.3 million in restricted cash, and $738.0 million in gross availability under our Revolving Credit Agreement reduced by $350.2 million in outstanding letters of credit. As of March 31, 2012, we had no direct borrowings under the Revolving Credit Agreement. The $153.3 million of restricted cash is considered restricted as the cash is the remaining net proceeds we received from the sale of the Yorktown assets and a portion of the pipeline in New Mexico, of which both assets are subject to lien restrictions in our debt agreements. We have indicated to our holders of debt that we intend to use the proceeds from the sale to reinvest in our business over a 365 day period from December 29, 2011 and to repay the Term Loan if there are any remaining funds after the 365 day period. On April 30, 2012, we made a non-mandatory prepayment of $75.0 million on the Term Loan, thereby reducing the balance of the Term Loan to $216.8 million. The prepayment was made using restricted cash.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Cash flows provided by (used in) operating activities	$42,843	$(21,041)
Cash flows provided by investing activities	45,114	828
Cash flows used in financing activities	(37,791)	(27,766)
Net increase (decrease) in cash and cash equivalents	$50,166	$(47,979)
Net cash provided by operating activities for the three months ended March 31, 2012 was $42.8 million compared to uses of cash of $21.0 million for the same period in 2011. The increase in net cash from operating activities was primarily due to the greater period over period non-cash decreases in commodity hedging instruments marked-to-market ($202.1 million) and increases in uses of cash from our operating assets and liabilities ($26.0 million). These increases to operating cash flows were offset by decreased period net income ($65.7 million), decreased depreciation and amortization ($12.6 million), and increased deferred income taxes ($85.3 million). Net cash provided by investing activities for the three months ended March 31, 2012 was $45.1 million compared to $0.8 million provided by our investing activities for the same period in 2011. The increase in net cash provided by investing activities was due to our use of restricted cash to fund a portion of the current period's capital expenditures ($67.1 million). Cash provided by our investing activities were in part offset by an increase in our capital expenditures ($11.5 million) and 2011 proceeds from the disposal of assets without comparable period proceeds in 2012 ($11.3 million). Net cash used in financing activities for the three months ended March 31, 2012 was $37.8 million compared to $27.8 million for the same period in 2011. The change between periods was driven by higher levels of debt repayment during the current period ($5.9 million) and payment of dividends in the current period that did not occur during 2011 ($3.6 million).
Future Capital Expenditures
We currently expect to spend approximately $162.1 million (excluding capitalized interest) in capital expenditures for all of 2012. The total estimate includes $72.1 million in regulatory spending, $24.6 million in maintenance spending, and $65.4 million in discretionary spending. The regulatory spending includes $12.9 million for completion of a new wastewater treatment plant and $45.0 million related to various EPA Initiative projects at our El Paso and Gallup refineries.

Indebtedness
Our capital structure at March 31, 2012 and 2011 was as follows:

	March 31, 2012	March 31, 2011
	(In thousands)
Debt, including current maturities:
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $21,267 and $23,984 for 2012 and 2011, respectively	$303,733	$301,016
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $15,766 for 2011	—	259,233
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $31,901 and $43,573 for 2012 and 2011, respectively	183,549	171,877
Term Loan, due 2017, net of unamortized discount of $2,783 and $3,246 for 2012 and 2011, respectively (1)	288,967	321,754
5.50% promissory note, due 2015	760	—
Revolving Credit Agreement with an average interest rate of 5.73% and 5.78% for the three months ended March 31, 2012 and 2011, respectively	—	—
Long-term debt	777,009	1,053,880
Stockholders’ equity	764,439	693,123
Total capitalization	$1,541,448	$1,747,003

(1)	The outstanding balance, excluding the unamortized discount, was $216.8 million after applying the April 30, 2012 prepayment.

In June 2009, we issued two tranches of Senior Secured Notes under an indenture dated June 12, 2009. The first tranche consisted of $325.0 million in aggregate principal amount of 11.25% Senior Secured Notes (the “Fixed Rate Notes”). The second tranche consisted of $275.0 million Senior Secured Floating Rate Notes (the “Floating Rate Notes”). The Fixed Rate Notes pay interest semi-annually in cash in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum and will mature on June 15, 2017. We may redeem the Fixed Rate Notes at our option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.6%; from June 15, 2014 through June 14, 2015 at a premium of 2.8%; and at par thereafter.
On December 21, 2011, we redeemed the entire tranche of the Senior Secured Floating Rate Notes at a premium to par of 5%. The Floating Rate Notes paid interest quarterly at a per annum rate, reset quarterly, equal to three-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50%. Through December 21, 2011, the interest rate on the Floating Rate Notes was 10.75%.
The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per annum. As of March 31, 2012, the if-converted value of the Convertible Senior Notes exceeded its principal amount by $160.0 million. The Convertible Senior Notes are presently convertible, at the option of the holder, through and including, June 30, 2011. The Convertible Senior Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds $14.04 for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any Convertible Senior Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash, or a combination thereof.
On March 29, 2011, we entered into an amended and restated Term Loan Credit Agreement. Lenders under the Term Loan Credit Agreement extended a $325.0 million Term Loan at a discount of 1.00%, the proceeds of which were principally used to refinance our term loans outstanding under the Term Loan Credit Agreement prior to the amendment and restatement. The Term Loan matures in March 2017. The amended and restated Term Loan Credit Agreement eliminated all financial maintenance covenants previously contained in the Term Loan agreement. In addition, the Term Loan under the amended and restated Credit Agreement is guaranteed and secured on the same basis as the term loans under the Term Loan Credit Agreement prior to the amendment and restatement. The Term Loan Credit Agreement provides for principal payments on a quarterly basis of $0.8 million, with the remaining balance due on the maturity date. To effect this amendment, we paid $3.7 million in amendment fees. As a result of this amendment, we recognized a $4.6 million loss on extinguishment of debt. As a result of the amendment and restatement, the Term Loan bears interest equal to LIBOR (subject to a floor of 1.5%) plus 6.00%. Prior to the amendment and restatement, the Term Loan bore interest equal to LIBOR (subject to a floor of 3.25%) plus 7.50%.
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
Contractual Obligations and Commercial Commitments
We entered into a number of operating leases and two capital leases during April 2012 related to our retail operations. These leases provide for average annual rental payments of $1.6 million over the next 20 years.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Changes in commodity prices and interest rates are our primary sources of market risk.
Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline, and other refined products; changes in the economy; worldwide production levels; worldwide inventory levels; and governmental regulatory initiatives. Our risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations or to fix sales margins on future gasoline and distillate production.
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
We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. At March 31, 2012, we held approximately 4.7 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $52.53 per barrel. At March 31, 2012, the excess of the current cost of our crude oil, refined products, and other feedstocks and blendstocks inventories over aggregated LIFO costs was $236.7 million.
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
For the three months ended March 31, 2012, we had $253.7 million in net losses settled or accounted for using mark-to-market accounting. For the three months ended March 31, 2011, we had $36.5 million in net losses settled or accounted for using mark-to-market accounting.
At March 31, 2012, we had open commodity hedging instruments consisting of crude oil futures and finished product price swaps on a net 26,885,202 barrels primarily to fix the margin on a portion of our future gasoline and distillate production, and to protect the value of certain crude oil, finished product, and blendstock inventories. These open instruments had total unrealized net losses at March 31, 2012 of $35.9 million compared to total unrealized net gain of $182.1 million at December 31, 2011. These net unrealized losses consist of both short-term and long-term realized and non-cash unrealized gains and losses of $9.5 million in other current assets, $10.2 million in other assets, $52.6 million in current liabilities, and $3.0 million in other long-term liabilities as of March 31, 2012. A change of 10% in future crack spread swaps and inventory positions would result in an increase or decrease in the related fair values of the commodity hedging instruments of $3.6 million.
During the three months ended March 31, 2012 and 2011, we did not have any commodity based instruments that were designated and accounted for as fair value cash flow hedges.
Interest Rate Risk
As of March 31, 2012, $291.8 million of our outstanding debt, excluding unamortized discount, was at floating interest rates based on LIBOR and prime rates. An increase in these base rates of 1% would increase our interest expense by $2.9 million per year.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and

15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2012.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1A. Risk Factors
A discussion of the risks we face can be found in our 2011 annual report on Form 10-K under Part I, Item 1A. Risk Factors.

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
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	May 4, 2012
Gary R. Dalke	(Principal Financial Officer)