Form 10-Q
period 2012-06-30
Western Refining, Inc.
filed 2012-08-03
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of July 27, 2012, there were 90,934,305 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES
INDEX

Part I. Financial Information	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011	2

Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosure About Market Risk	48

Item 4. Controls and Procedures	48

Part II. Other Information	49

Item 1A. Risk Factors	49

Item 6. Exhibits	50

Signatures	51

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, future operations, our expectations for margins and crack spreads, the discount between West Texas Intermediate, or WTI, crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oil, additions to pipeline capacity at Cushing, Oklahoma, crude oil production in the Permian Basin, taxes, capital expenditures, liquidity and capital resources, our working capital requirements, our ability to improve our capital structure through strategic initiatives, asset sales, and/or through certain financings, our planned share repurchases, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, future refining capacity, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
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
Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in the underlying demand for our refined products;

•	changes in crack spreads;

•	changes in the spread between WTI crude oil and West Texas Sour, or WTS, crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil;

•	effects of, and exposure to risks related to, our commodity hedging strategies and transactions;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	construction of new, or expansion of existing product or crude pipelines, including in the Permian Basin and at Cushing, Oklahoma;

•	instability and volatility in the financial markets, including as a result of potential disruptions caused by economic uncertainties in Europe;

•	a potential economic recession in the United States and/or abroad;

•	availability of renewable fuels for blending and Renewal Identification Numbers, or RIN, to meet Renewable Fuel Standards, or RFS, obligations;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems on our operations;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects, and failure to realize the expected benefits from those projects;

•	effects of, and costs relating to, compliance with current and future local, state, and federal environmental,

i

economic, climate change, safety, tax and other laws, policies and regulations, and enforcement initiatives;

•	rulings, judgments, or settlements in litigation, tax, or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;

•	the price, availability, and acceptance of alternative fuels and alternative fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism, and other matters beyond our control; and

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
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$346,097	$170,829
Accounts receivable, trade, net of a reserve for doubtful accounts of $1,475 and $1,884 for 2012 and 2011, respectively	351,697	275,478
Inventories	372,524	405,754
Prepaid expenses	143,758	163,530
Other current assets	93,300	195,064
Total current assets	1,307,376	1,210,655
Restricted cash	—	220,355
Property, plant, and equipment, net	1,013,534	995,316
Intangible assets, net	43,213	44,352
Other assets, net	46,412	99,666
Total assets	$2,410,535	$2,570,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$353,841	$384,523
Accrued liabilities	213,903	172,001
Deferred income tax liability, net	53,575	105,555
Current portion of long-term debt	238	3,595
Total current liabilities	621,557	665,674
Long-term liabilities:
Long-term debt, less current portion	491,560	800,395
Deferred income tax liability, net	263,749	262,492
Other liabilities	28,544	21,955
Total long-term liabilities	783,853	1,084,842
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 90,812,398 and 90,001,537 shares issued, respectively	908	900
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	607,178	599,645
Retained earnings	420,272	242,538
Accumulated other comprehensive loss, net of tax	(1,790)	(1,812)
Treasury stock, 698,006 shares at cost	(21,443)	(21,443)
Total stockholders’ equity	1,005,125	819,828
Total liabilities and stockholders’ equity	$2,410,535	$2,570,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$2,469,348	$2,557,884	$4,808,560	$4,397,472
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,899,684	2,188,184	4,136,186	3,800,911
Direct operating expenses (exclusive of depreciation and amortization)	116,792	117,405	232,373	228,412
Selling, general, and administrative expenses	27,316	24,807	53,097	48,834
Gain on disposal of assets, net	—	—	(1,891)	(3,630)
Maintenance turnaround expense	1,862	704	2,312	704
Depreciation and amortization	22,767	34,349	45,531	69,720
Total operating costs and expenses	2,068,421	2,365,449	4,467,608	4,144,951
Operating income	400,927	192,435	340,952	252,521
Other income (expense):
Interest income	202	139	395	231
Interest expense and other financing costs	(21,808)	(33,504)	(45,930)	(67,996)
Amortization of loan fees	(1,771)	(2,239)	(3,578)	(4,574)
Loss on extinguishment of debt	(7,654)	—	(7,654)	(4,641)
Other, net	(279)	880	1,283	1,168
Income before income taxes	369,617	157,711	285,468	176,709
Provision for income taxes	(131,113)	(57,640)	(100,468)	(64,413)
Net income	$238,504	$100,071	$185,000	$112,296

Net earnings per share:
Basic	$2.63	$1.10	$2.04	$1.24
Diluted	$2.19	$0.94	$1.75	$1.09
Weighted average common shares outstanding:
Basic	90,024	89,083	89,684	88,727
Diluted	110,535	109,792	110,163	109,630

Cash dividends declared per common share	$—	$—	$0.08	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$238,504	$100,071	$185,000	$112,296
Other comprehensive income before tax:
Defined benefit plans:
Reclassification of loss to income	17	21	35	42
Recognition of pension plan settlements	—	200	—	1,060
Other comprehensive income before tax	17	221	35	1,102
Income tax	(6)	(75)	(13)	(476)
Other comprehensive income, net of tax	11	146	22	626
Comprehensive income	$238,515	$100,217	$185,022	$112,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$185,000	$112,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	45,531	69,720
Commodity hedging instrument mark-to-market loss	158,407	20,355
Reserve for doubtful accounts	58	74
Amortization of loan fees and original issue discount	11,443	13,537
Loss on extinguishment of debt	7,654	4,641
Stock-based compensation expense	4,154	4,160
Deferred income taxes	(50,723)	33,631
Excess tax benefit from stock-based compensation	3,387	2,941
(Gain) loss on disposal of assets	275	(3,828)
Changes in operating assets and liabilities:
Accounts receivable	(76,277)	(29,348)
Inventories	33,230	14,470
Prepaid expenses	19,772	(45,872)
Other assets	(4,270)	(73,068)
Accounts payable and accrued liabilities	9,293	30,738
Other long-term liabilities	1,923	(9,685)
Net cash provided by operating activities	348,857	144,762
Cash flows from investing activities:
Capital expenditures	(59,397)	(26,002)
Proceeds from the sale of assets	291	11,635
Decrease in restricted cash	220,355	—
Net cash provided by (used in) investing activities	161,249	(14,367)
Cash flows from financing activities:
Payments on long-term debt	(322,770)	(25,813)
Debt retirement fees	(1,415)	—
Proceeds from financing arrangement	—	12,322
Deferred financing costs	—	(670)
Dividends paid	(7,266)	—
Excess tax benefit from stock-based compensation	(3,387)	(2,941)
Net cash used in financing activities	(334,838)	(17,102)
Net increase in cash and cash equivalents	175,268	113,293
Cash and cash equivalents at beginning of period	170,829	59,912
Cash and cash equivalents at end of period	$346,097	$173,205

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
We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate two refineries: one in El Paso, Texas and one near Gallup in the Four Corners region of Northern New Mexico. On December 29, 2011, we completed the sale of the Yorktown refining and terminal assets. Primarily, we operate in West Texas, Arizona, New Mexico, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also operate stand-alone refined product distribution terminals in Bloomfield and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of June 30, 2012, we also operated 222 retail service stations and convenience stores in Arizona, Colorado, New Mexico, and Texas; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, Maryland, and Virginia.
Our operations include three business segments: the refining group, the wholesale group, and the retail group. See Note 3, Segment Information, for further discussion of our business segments.
2. Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period.
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
Restricted Cash
Restricted cash reported in the Condensed Consolidated Balance Sheets at December 31, 2011 relates to proceeds from the sale of the Yorktown refinery and certain portions of our Southwest pipeline system that had not been expended in accordance with restrictions of our Term Loan Agreement and Senior Secured Fixed Rate Notes Indenture. As of June 30, 2012, all of the restricted cash was used to either repay amounts outstanding under the Term Loan, to fund capital expenditures, or to pay taxes due on the sale of the Yorktown refinery and portions of our Southwest pipeline system.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, or cash flows when implemented.
3. Segment Information
Our operations are organized into three operating segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes, and our types of customers. These segments are the refining group, the wholesale group, and the retail group. A description of each segment and the principal products follows:
Refining Group. Our refining group currently operates two refineries: one in El Paso, Texas (the “El Paso refinery”) and one near Gallup, New Mexico (the “Gallup refinery”). The refining group also operates a crude oil transportation and pipeline gathering system in New Mexico, an asphalt plant in El Paso, two stand-alone refined product distribution terminals, and four asphalt terminals. Our refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. We purchase crude oil, other feedstocks, and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products through our retail service stations, our wholesale group, other independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies.
Wholesale Group. Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, and a fleet of refined product and lubricant delivery trucks. Our wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Texas, Maryland, and Virginia. The wholesale group purchases petroleum fuels and lubricants from our refining group and from third-party suppliers. The refined products sold by our wholesale group in the Mid-Atlantic region are purchased from third parties.
Retail Group. Our retail group operates service stations that include convenience stores. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. Our wholesale group supplies the majority of the gasoline and diesel fuel that our retail group sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At June 30, 2012, the retail group operated 222 service stations and convenience stores or kiosks located in Arizona, New Mexico, Colorado, and Texas.
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
The total assets of each segment consist primarily of cash and cash equivalents; net property, plant, and equipment; inventories; net accounts receivable; and other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents; various net accounts receivables; prepaid expenses; other current assets, net property, plant, and equipment; and other long-term assets.

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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2012 and 2011 are presented below:

	For the Three Months Ended June 30, 2012
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,134,719	$1,030,518	$304,111	$—	$2,469,348
Intersegment revenues (1)	1,036,855	213,504	6,315	—

Operating income (loss) (2)	$393,445	$16,134	$7,900	$(16,552)	$400,927
Other income (expense), net					(31,310)
Income before income taxes					$369,617

Depreciation and amortization	$18,652	$950	$2,605	$560	$22,767
Capital expenditures	33,357	1,032	2,509	261	37,159

(1)	Intersegment revenues of $1,256.7 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining cost of products sold includes $36.8 million in net realized and unrealized economic hedging gains and wholesale cost of products sold includes $23.2 million in net realized economic hedging gains for the three months ended June 30, 2012.

	For the Six Months Ended June 30, 2012
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,208,799	$2,026,018	$573,743	$—	$4,808,560
Intersegment revenues (1)	2,106,412	410,068	12,596	—

Operating income (loss) (2)	$344,151	$20,585	$8,378	$(32,162)	$340,952
Other income (expense), net					(55,484)
Income before income taxes					$285,468

Depreciation and amortization	$37,351	$1,904	$5,122	$1,154	$45,531
Capital expenditures	54,317	1,623	2,878	579	59,397
Total assets at June 30, 2012	1,521,825	325,353	184,431	378,926	2,410,535

(1)	Intersegment revenues of $2,529.1 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining cost of products sold includes $196.2 million in net realized and unrealized economic hedging losses and wholesale cost of products sold includes $2.4 million in net realized economic hedging gains for the six months ended June 30, 2012.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended June 30, 2011
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,264,161	$1,072,349	$221,374	$—	$2,557,884
Intersegment revenues (1)	994,465	183,651	7,045	—

Operating income (loss) (2)	$202,435	$649	$3,430	$(14,079)	$192,435
Other income (expense), net					(34,724)
Income before income taxes					$157,711

Depreciation and amortization	$30,141	$1,088	$2,386	$734	$34,349
Capital expenditures	9,001	1,248	4,840	134	15,223

(1)	Intersegment revenues of $1,185.2 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining and wholesale cost of products sold includes $29.2 million and $1.8 million in net realized and unrealized economic hedging losses for the three months ended June 30, 2011, respectively.

	For the Six Months Ended June 30, 2011
	Refining Group (2)	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,030,313	$1,968,290	$398,869	$—	$4,397,472
Intersegment revenues (1)	1,939,030	333,731	13,293	—

Operating income (loss) (3)	$260,225	$17,568	$4,207	$(29,479)	$252,521
Other income (expense), net					(75,812)
Income before income taxes					$176,709

Depreciation and amortization	$61,193	$2,224	$4,822	$1,481	$69,720
Capital expenditures	18,526	1,448	5,320	708	26,002
Total assets at June 30, 2011	2,241,395	213,657	160,100	219,200	2,834,352

(1)	Intersegment revenues of $2,286.1 million have been eliminated in consolidation.

(2)
Included in refining assets were $657.4 million in long-lived and intangible assets related to the Yorktown facility and a section of our New Mexico pipeline. On December 29, 2011, we completed sales transactions to dispose of these refining group assets.

(3)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining and wholesale cost of products sold includes $64.1 million and $3.3 million in net realized and unrealized economic hedging losses for the six months ended June 30, 2011, respectively.

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
The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated their fair values at June 30, 2012 and December 31, 2011 due to their short-term maturities. The following tables represent our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and the basis for that measurement:

		Fair Value Measurement at June 30, 2012 Using
	Carrying Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Commodity hedging contracts	$28,437	$—	$27,331	$1,106
Financial liabilities:
Commodity hedging contracts	$4,732	$—	$4,732	$—

		Fair Value Measurement at December 31, 2011 Using
	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Commodity hedging contracts	$183,179	$—	$183,179	$—
Financial liabilities:
Commodity hedging contracts	$1,066	$—	$1,066	$—
Commodity hedging contracts designated as level 3 financial assets relate to jet fuel crack spread swaps entered into during the second quarter of 2012 with contract maturity dates in 2014. We based the fair value of these instruments upon similar contracts with quoted market prices that have a strong historical correlation in pricing to the jet fuel crack spread swaps. Both historically and in observable future contracts, there has been an average differential of $0.756 per barrel greater for the jet fuel crack spread swaps to the quoted market prices for ultra low sulfur diesel crack spread swaps. This differential was the basis for valuing the jet fuel crack spread swaps that mature in 2014.
Carrying amounts of commodity hedging contracts reflected as financial assets are included in both current other assets and non-current other assets in the Condensed Consolidated Balance Sheets. Carrying amounts of commodity hedging contracts reflected as financial liabilities are included in both accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. Included in the carrying amounts of commodity hedging contracts are fair value adjustments,

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respective to each counterparty with whom we enter into contracts, called credit valuation adjustments ("CVAs"). CVAs are intended to adjust the fair value of counterparty contracts as a function of a counterparty's credit rating and reflect the credit quality of each counterparty to arrive at contract fair values.
As of June 30, 2012 and December 31, 2011, the carrying amount and estimated fair value of our debt was as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Carrying amount	$491,798	$803,990
Fair value	830,028	997,693
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
5. Inventories
Inventories were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Refined products (1)	$175,825	$199,848
Crude oil and other raw materials	166,140	179,039
Lubricants	14,227	11,985
Convenience store merchandise	16,332	14,882
Inventories	$372,524	$405,754

(1)	Includes $75.0 million and $76.5 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at June 30, 2012 and December 31, 2011, respectively.
We value refinery inventories of crude oil, other raw materials, and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories valued using the FIFO method held by our retail and wholesale groups, refined products inventories are valued under the LIFO valuation method. Lubricants and convenience store merchandise are valued under the FIFO valuation method.
As of June 30, 2012 and December 31, 2011, refined products valued under the LIFO method and crude oil and other raw materials totaled 4.8 million barrels and 5.2 million barrels, respectively. At June 30, 2012, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $136.0 million. At December 31, 2011, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $213.7 million.
During the three months ended June 30, 2012 and 2011, cost of products sold included net non-cash credits of $100.7 million and $5.6 million, respectively, from changes in our LIFO reserves. During the six months ended June 30, 2012 and 2011, cost of products sold included a net non-cash credit of $77.7 million and a net non-cash charge of $55.8 million, respectively, from changes in our LIFO reserves.
During the second quarter of 2011, we recorded LIFO liquidations caused by permanently decreased levels in inventory volumes that were consistent with our expectations of 2011 year-end inventory levels of certain refined products, crude oil, and other raw materials. The effect of these liquidations increased gross profit by $10.0 million, net income by $6.3 million, and net earnings per diluted share by $0.07 for the three and six months ended June 30, 2011. There were no LIFO liquidations recorded during the first six months of 2012.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012			December 31, 2011
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	1,726	$100,858	$58.43	1,896	$123,335	$65.05
Crude oil and other	3,107	166,140	53.47	3,289	179,039	54.44
	4,833	$266,998	55.24	5,185	$302,374	58.32
6. Prepaid Expenses
Prepaid expenses were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Prepaid crude oil and other raw materials inventories	$93,729	$111,521
Prepaid insurance and other	50,029	52,009
Prepaid expenses	$143,758	$163,530
7. Other Current Assets
Other current assets were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Material and chemical inventories	$27,258	$27,196
Unrealized hedging gains and margin accounts	24,382	138,922
Exchange and other receivables	24,153	6,797
Excise and other taxes receivable	17,507	22,149
Other current assets	$93,300	$195,064
8. Property, Plant, and Equipment, Net
Property, plant, and equipment, net was as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Refinery facilities and related equipment	$1,059,496	$1,013,169
Pipelines, terminals, and transportation equipment	72,526	75,172
Retail and wholesale facilities and related equipment	210,240	198,060
Other	22,599	22,287
Construction in progress	57,721	55,062
	1,422,582	1,363,750
Accumulated depreciation	(409,048)	(368,434)
Property, plant, and equipment, net	$1,013,534	$995,316
Depreciation expense was $21.9 million and $43.8 million for the three and six months ended June 30, 2012, respectively, and $33.2 million and $67.4 million for the three and six months ended June 30, 2011, respectively.

9. Intangible Assets, Net
Intangible assets, net were as follows:

	June 30, 2012			December 31, 2011			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,426	$(8,177)	$12,249	$20,426	$(7,384)	$13,042	7.8
Customer relationships	7,300	(2,018)	5,282	7,300	(1,758)	5,542	10.2
Rights-of-way	6,525	(2,293)	4,232	6,525	(1,951)	4,574	4.9
Other	1,638	(1,615)	23	1,638	(1,395)	243	3.8
	35,889	(14,103)	21,786	35,889	(12,488)	23,401
Unamortizable assets:
Trademarks	4,800	—	4,800	4,800	—	4,800
Liquor licenses	16,627	—	16,627	16,151	—	16,151
Intangible assets, net	$57,316	$(14,103)	$43,213	$56,840	$(12,488)	$44,352
Intangible asset amortization expense for the three and six months ended June 30, 2012 was $0.8 million and $1.5 million, respectively, based on estimated useful lives ranging from 3 to 15 years. Intangible asset amortization expense for the three and six months ended June 30, 2011 was $1.0 million and $2.1 million, respectively, based on estimated useful lives ranging from 6 to 20 years. Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2012	$1,649
2013	3,039
2014	2,849
2015	2,371
2016	2,200
2017	2,259
10. Other Assets, Net
Other assets, net of amortization, were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Unamortized loan fees	$25,982	$33,086
Unrealized hedging gains	9,698	54,208
Other	10,732	12,372
Other assets, net of amortization	$46,412	$99,666

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Accrued and Other Long-Term Liabilities
Accrued liabilities were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Income taxes	$102,043	$52,795
Excise taxes	33,942	32,000
Payroll and related costs	32,563	42,111
Professional and other	21,596	19,859
Property taxes	8,784	13,216
Fair value of open commodity hedging positions, net	4,972	198
Environmental reserves	3,531	3,343
Banking fees and other financing	3,270	3,708
Interest	2,176	2,310
Pension obligation	1,026	2,461
Accrued liabilities	$213,903	$172,001
Other long-term liabilities were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Capital lease obligations	$6,977	$3,337
Retiree plan obligations	5,826	5,745
Asset retirement obligations	4,935	4,736
Environmental reserves	4,776	2,428
Other	6,030	5,709
Other long-term liabilities	$28,544	$21,955
As of June 30, 2012, we had environmental liability accruals of $8.3 million, of which $3.5 million was in accrued liabilities. A portion of these liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%. Environmental liabilities of $7.0 million accrued at June 30, 2012 have not been discounted. As of June 30, 2012, the unescalated, undiscounted environmental reserve related to discounted liabilities totaled $1.6 million, leaving $0.3 million to be accreted over time.
The table below summarizes our environmental liability accruals:

	December 31, 2011	Increase (Decrease)	Payments	June 30, 2012
	(In thousands)
Discounted liabilities	$4,295	$(2,633)	$(337)	$1,325
Undiscounted liabilities	1,476	5,668	(162)	6,982
Total environmental liabilities	$5,771	$3,035	$(499)	$8,307

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Long-Term Debt
Long-term debt was as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $20,541 and $21,986 for 2012 and 2011, respectively	$304,459	$303,014
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $28,767 and $34,999 for 2012 and 2011, respectively	186,683	180,451
Term Loan, net of unamortized discount of $2,901 for 2011, with average interest rates of 7.5% and 9.07% for the six months ended June 30, 2012 and 2011, respectively	—	319,661
5.50% promissory note, due 2015	656	864
Revolving Credit Agreement	—	—
Long-term debt	491,798	803,990
Current portion of long-term debt	(238)	(3,595)
Long-term debt, net of current portion	$491,560	$800,395

Amounts outstanding under the Revolving Credit Agreement, if any, are included in the current portion of long-term debt.

Interest expense and other financing costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Contractual interest:
11.25% Senior Secured Notes	$9,141	$9,141	$18,282	$18,281
Floating Rate Senior Secured Notes	—	7,473	—	14,863
5.75% Senior Convertible Notes	3,097	3,097	6,194	6,194
Term Loan	3,537	6,161	9,458	14,814
Revolving Credit Agreement	—	66	—	631
	15,775	25,938	33,934	54,783
Amortization of original issuance discount:
11.25% Senior Secured Notes	727	753	1,446	1,388
Floating Rate Senior Secured Notes	—	949	—	2,004
5.75% Senior Convertible Notes	3,134	2,743	6,232	5,455
Term Loan	70	113	188	116
	3,931	4,558	7,866	8,963
Other interest expense	2,576	3,008	5,174	5,794
Capitalized interest	(474)	—	(1,044)	(1,544)
Interest expense and other financing costs	$21,808	$33,504	$45,930	$67,996
We amortize original issue discounts using the effective interest method over the respective term of the debt.
On December 21, 2011, we redeemed the Senior Secured Floating Rate Notes at a repurchase price of $288.8 million, representing a premium on redemption of the notes of 5.0% above the face value of $275.0 million. Prior to December 21, 2011, the Floating Rate Notes paid interest quarterly at a per annum rate, reset quarterly, equal to three-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50%.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Senior Convertible Notes are presently convertible at the option of the holder. The Senior Convertible Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds 130% of the applicable conversion price in effect for the Notes on the last trading day of the immediately preceding calendar quarter for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any Convertible Senior Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash, or a combination thereof.
     On March 29, 2011, we entered into an amended and restated Term Loan Credit Agreement. Lenders under the amended and restated Term Loan Credit Agreement extended a $325.0 million term loan ("Term Loan") at a discount of 1.00%, the proceeds of which were principally used to refinance the term loans outstanding under the Term Loan Credit Agreement prior to the amendment and restatement. The amended and restated Term Loan Credit Agreement provided for principal payments on a quarterly basis of $0.8 million, with the remaining balance due on the maturity date. The maturity date was extended to March 15, 2017. To effect this amendment and restatement, we paid $3.7 million in amendment fees. As a result of this amendment, the Company recognized a $4.6 million loss on extinguishment of debt.
As a result of the March 29, 2011 amendment and restatement, the Term Loan bore interest equal to LIBOR (subject to a floor of 1.5%) plus 6.00%. Prior to the amendment and restatement, the Term Loan bore interest equal to LIBOR (subject to a floor of 3.25%) plus 7.50%.
In addition to our scheduled Term Loan payment of $0.8 million made during the first quarter of 2012, we made non-mandatory prepayments of $30.0 million and $291.8 million during the first and second quarters of 2012, respectively. As a result of the repayment of the Term Loan, we recognized a loss on extinguishment of debt of $7.7 million.
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
Prior to September 22, 2011, the Revolving Credit Agreement included commitments of $800.0 million composed of a $145.0 million tranche scheduled to mature on May 31, 2012 and a $655.0 million tranche scheduled to mature on January 1, 2015. Interest rates for the $145.0 million tranche were based on our consolidated leverage ratio and ranged from 3.75% to 4.50% over LIBOR. Interest rates for the $655.0 million tranche were based on our borrowing base capacity under the Revolving Credit Agreement and ranged from 3.00% to 3.75% over LIBOR.
As of June 30, 2012, we had gross availability under the Revolving Credit Agreement of $718.4 million, of which $294.4 million was used for outstanding letters of credit. We had no direct borrowings under the Revolving Credit Agreement at June 30, 2012.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rate for the three and six months ended June 30, 2012 was 35.5% and 35.2%, respectively. The effective tax rate for both periods was slightly higher than the statutory rate primarily due to state tax obligations offset, in part, by the generation of new federal tax credits. Compared to the federal statutory rate of 35%, our effective tax rate for both the three and six months ended June 30, 2011 was 36.5%, primarily due to state tax obligations.
The Internal Revenue Service (the “IRS”) is presently conducting an examination of our tax years ending December 31, 2009 and December 31, 2010. That examination is in the initial stages, and no adjustments have been proposed. The IRS has completed an examination of our tax years ending December 31, 2007 and December 31, 2008. For the 2007 and 2008 years, the IRS has proposed adjustments, but we disagree with the proposed adjustments and are pursuing our administrative remedies. For our tax year ending December 31, 2006, the IRS has completed an examination and has proposed adjustments. We have filed a petition in Tax Court challenging the 2006 adjustments. We do not believe the results of any of these examinations, appeals, or litigation will have a material adverse effect on our financial position, operations or cash flows, but the timing and the results of final determinations on these matters remains uncertain.
We believe that it is more likely than not that the benefit from certain state net operating loss (“NOL”) carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $23.2 million was provided against the deferred tax assets relating to these NOL carryforwards at June 30, 2012 and December 31, 2011. We have reduced the valuation allowance for the Yorktown NOL carryforwards by $0.5 million from December 31, 2011.
As of June 30, 2012, we have recorded a liability of $1.7 million for unrecognized tax benefits, all of which would affect our effective tax rate if recognized.
14. Retirement Plans
We fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in our financial statements.
Pensions
Through December 31, 2011, we had distributed $20.0 million from plan assets to plan participants of the Yorktown cash balance plan. No distributions were made during the three and six months ended June 30, 2012. In connection with the sale of the Yorktown refinery during the fourth quarter of 2011, we announced our intent to terminate the Yorktown cash balance plan covering certain previous Yorktown refinery employees. Such termination is subject to regulatory approval and may take several months. We have contributed $1.5 million to the Yorktown cash balance plan through June 30, 2012, and expect to contribute an additional $1.0 million during 2012, depending upon the plan's status at the end of 2012.
The components of the net periodic benefit cost associated with our pension plan for certain previous employees of the Yorktown refinery were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net periodic benefit cost includes:
Service cost	$—	$—	$—	$—
Interest cost	55	125	110	250
Amortization of net actuarial loss	8	25	15	50
Expected return on assets	(23)	(32)	(45)	(65)
Settlement expense	—	200	—	1,060
Net periodic benefit cost	$40	$318	$80	$1,295
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Postretirement Obligations
The components of the net periodic benefit cost associated with our postretirement medical benefit plans covering certain employees at our El Paso refinery and previous employees of the Yorktown refinery were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net periodic benefit cost includes:
Service cost	$33	$20	$65	$40
Interest cost	62	57	125	113
Amortization of net actuarial (gain) loss	10	(4)	20	(8)
Net periodic benefit cost	$105	$73	$210	$145
Our benefit obligation at December 31, 2011 for our postretirement medical benefit plans was $6.0 million. We fund our medical benefit plans on an as-needed basis.
Defined Contribution Plan
We sponsor a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. We make a safe harbor matching contribution to the account of each participant who is covered under the collective bargaining agreement with the International Union of Operating Engineers in El Paso and who has completed 12 months of service equal to 250% of the first 4% of compensation beginning February 1, 2012. During January 2012, the Safe Harbor matching contribution was 200% of the first 4% of compensation. In addition, participants who were covered by the settlement agreement with the International Union of Operating Engineers in El Paso received a contribution equal to 3% of the compensation paid between January 1, 2012 and January 31, 2012. For all other employees, we matched 1% up to a maximum of 4% of eligible compensation each 1% of eligible compensation contributed, provided the participant had a minimum of one year of service with the Company. For the three and six months ended June 30, 2012 and 2011, we expensed $1.2 million, $2.5 million, $1.5 million, and $2.8 million, respectively, in connection with this plan.
15. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the six months ended June 30, 2012, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
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
The fair value of these contracts is reflected in the Condensed Consolidated Balance Sheets and the related net gain or loss is recorded within cost of products sold in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At June 30, 2012, we had open commodity hedging instruments consisting of crude oil and refined product futures and price swaps on 948,619 net barrels to protect the value of certain crude oil, refined product, and blendstock inventories and crack spread swaps on 25,232,500 barrels primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2012 was a net unrealized gain of $23.7 million comprised of both short-term and long-term unrealized gains and losses. This net unrealized gain consists of $34.2 million in other current assets, $11.8 million in other assets, $19.4 million in current liabilities, and $2.9 million in other long-term liabilities. At December 31, 2011, we had open commodity hedging instruments consisting of crude oil and refined product futures and price swaps on 933,000 and refined product price and crack spread swaps on 29,282,500 barrels. The fair

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

value of the outstanding contracts at December 31, 2011 was a net unrealized gain of $182.1 million comprised of both short-term and long-term unrealized gains and losses.
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
As of June 30, 2012, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2012	2013	2014	2015
Inventory positions (futures and swaps):
Crude oil and refined products — net short (long) positions	953	(5)	—	—
Refined product positions (crack spread swaps):
Distillate — net short positions	4,950	9,108	6,300	900
Unleaded gasoline — net short positions	3,900	75	—	—
Cost of products sold for the three months ended June 30, 2012 includes $0.4 million in realized and $59.6 million in non‑cash unrealized net gains from our economic hedging activities. For the six months ended June 30, 2012, the realized net loss was $35.4 million and the non-cash unrealized net loss was $158.4 million from our economic hedging activities. Cost of products sold for the three months ended June 30, 2011, includes $26.5 million in realized and $4.5 million in non‑cash unrealized net losses. For the six months ended June 30, 2011, we recognized $47.1 million in realized and $20.4 million in non‑cash unrealized net losses.
16. Stock-Based Compensation
We have two share-based compensation plans, the Western Refining 2006 Long-Term Incentive Plan (the “2006 LTIP”) and the 2010 Incentive Plan of Western Refining (the “2010 Incentive Plan”) which allow for restricted share awards and restricted share unit awards. As of June 30, 2012, there were 39,896 and 3,233,196 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans generally vest over a three-year period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of June 30, 2012, there were 777,828 and 429,682 unvested restricted shares and unvested restricted share units, respectively, outstanding.
We recorded stock compensation expense of $2.1 million and $4.2 million for the three and six months ended June 30, 2012 of which $0.1 million and $0.2 million was included in direct operating expenses and $2.0 million and $4.0 million in selling, general, and administrative expenses. The excess tax benefit related to the restricted shares that vested during the three and six months ended June 30, 2012 was $0.2 million and $3.4 million, respectively, using a statutory blended rate of 37.54%. The aggregate fair value at the grant date of the restricted shares that vested during the three and six months ended June 30, 2012 was $0.3 million and $4.9 million, respectively. The related aggregate intrinsic value of these restricted shares for the three and six months ended June 30, 2012 was $0.7 million and $14.0 million, respectively, at the vesting date.
The excess tax benefit related to the restricted share units that vested during both the three and six months ended June 30, 2012 was $0.1 million using a statutory blended rate of 37.54%. The aggregate fair value at the grant date of the restricted share units that vested during both the three and six months ended June 30, 2012 was $1.3 million. The related aggregate intrinsic value of these restricted share units for the three and six months ended June 30, 2012 was $1.5 million at the vesting date.
We recorded stock compensation expense of $2.0 million and $4.2 million for the three and six months ended June 30, 2011 of which $0.3 million and $0.6 million was included in direct operating expenses and $1.7 million and $3.6 million in selling, general, and administrative expenses. The excess tax benefit related to the shares that vested during the three and six months ended June 30, 2011 was $0.3 million and $2.9 million using a statutory blended rate of 37.54%. The aggregate fair value at the grant date of the shares that vested during the three and six months ended June 30, 2011 was $0.7 million and $6.4 million,

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respectively. The related aggregate intrinsic value of these shares was $1.5 million and $14.0 million, respectively, at the vesting date.
As of June 30, 2012, the aggregate fair value at grant date of outstanding restricted shares and restricted share units was $4.6 million and $7.3 million, respectively. The aggregate intrinsic value of outstanding restricted shares and restricted share units was $17.3 million and $9.6 million, respectively. The unrecognized compensation cost of nonvested restricted shares and restricted share units was $3.5 million and $5.7 million, respectively. Unrecognized compensation costs for restricted shares and restricted share units will be recognized over a weighted average period of approximately 0.80 years and 2.13 years, respectively.
The following table summarizes our restricted share unit and restricted share activity for the three and six months ended June 30, 2012:

	Restricted Share Units		Restricted Shares
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	316,917	$16.09	1,511,242	$6.29
Awards granted	162,748	18.13	—	—
Awards vested	—	—	(698,771)	6.61
Awards forfeited	(2,980)	16.78	—	—
Nonvested at March 31, 2012	476,685	16.78	812,471	6.06
Awards granted	30,444	19.71	—	—
Awards vested	(77,447)	16.35	(34,643)	9.02
Awards forfeited	—	—	—	—
Nonvested at June 30, 2012	429,682	17.07	777,828	5.92
17. Earnings Per Share
We follow the provisions related to the accounting treatment of certain participating securities for the purpose of determining earnings per share. These provisions address unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 16, Stock-Based Compensation, we granted shares of restricted stock to certain employees and outside directors. Although ownership of these shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. Accordingly, we utilize the two-class method to determine our earnings per share.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income	$238,504	$100,071	$185,000	$112,296
Distributed earnings	—	—	(7,265)	—
Income allocated to participating securities	(2,128)	(1,910)	(2,233)	(2,571)
Undistributed income available to common shareholders	$236,376	$98,161	$175,502	$109,725

Weighted-average number of common shares outstanding:	90,024	89,083	89,684	88,727
Basic earnings per common share:
Distributed earnings per share	$—	$—	$0.08	$—
Undistributed earnings per share	2.63	1.10	1.96	1.24
Basic earnings per common share	$2.63	$1.10	$2.04	$1.24

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Diluted earnings per common share:
Net income	$238,504	$100,071	$185,000	$112,296
Tax effected interest related to convertible debt	3,892	3,648	7,762	7,276
Net income available to common stockholders, assuming dilution	$242,396	$103,719	$192,762	$119,572

Weighted-average diluted common shares outstanding:	110,535	109,792	110,163	109,630

Diluted earnings per common share:	$2.19	$0.94	$1.75	$1.09

A shareholder's interest in our common stock could become diluted as a result of vestings of restricted shares and restricted share units and the conversion of our Convertible Senior Notes into actual shares of our common stock. In calculating our fully diluted earnings per common share, we consider the impact of unvested restricted shares and restricted share units and common equivalent shares related to our Convertible Senior Notes. We include unvested restricted shares and restricted share units in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price. Common equivalent shares from our Convertible Senior Notes are generally included in our diluted earnings calculation when net income exceeds certain thresholds above which the effect of the shares becomes dilutive. We calculate the volume of these shares by applying the 2012 conversion rate of 93.0470 to each $1,000 of principal amount of Convertible Senior Notes. Prior to 2012 the conversion rate was 92.5926 .

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes our cash dividends declared and paid through July 27, 2012:

	2012
	Declaration Date	Record Date	Payment Date	Dividend per common share	Total Payment (in thousands)
First quarter	January 4	January 19	February 13	$0.04	$3,633
Second quarter	March 29	April 19	May 14	0.04	3,633
Third quarter (1)	July 16	July 27	August 13
Total					$7,266

(1) The third quarter 2012 cash dividend of $0.08 per common share will result in a payment of $7.3 million to stockholders of record.

On July 18, 2012, our board of directors authorized a share repurchase program of up to $200 million. We may repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions, accelerated share repurchase transactions, or otherwise subject to market conditions, as well as corporate, regulatory, and other considerations. Our board of directors authorized this share repurchase program through July 31, 2013, but may discontinue the program at its discretion at any time prior to that date.
18. Cash Flows
Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2012 or December 31, 2011 included in the Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Income taxes paid (refunded)	$66,509	$2,348	$93,762	$(15,753)
Interest paid, excluding amounts capitalized	30,770	31,894	39,708	60,148
Non-cash investing and financing activities were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Increase in debt from modification of long-term debt agreement	$—	$—	$—	$3,693
Reduction of long-term debt for original issue discount	—	—	—	3,249
Reduction of debt proceeds to pay accrued interest	—	—	—	1,250
Assets acquired through capital lease obligations	3,691	—	3,691	—

19. Contingencies

Environmental Matters

Like other petroleum refiners, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.
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
El Paso Refinery
Prior spills, releases and discharges of petroleum or hazardous substances have impacted the groundwater and certain solid waste management units and other areas at and adjacent to the El Paso refinery. We are currently in the remediation process, in conjunction with Chevron U.S.A., Inc. (“Chevron”), for these areas pursuant to certain agreed administrative orders with the Texas Commission on Environmental Quality (the “TCEQ”). Pursuant to our purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate its solid waste management units in accordance with its Resource Conservation Recovery Act (“RCRA”) permit, which Chevron has fulfilled. Chevron also retained control and liability for, and control of, certain groundwater remediation responsibilities that are ongoing.
In May 2000, we entered into an Agreed Order with the Texas Natural Resources Conservation Commission, now known as the TCEQ, for remediation of the south side of the El Paso refinery property. We purchased a non-cancelable Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy that covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20.0 million. In addition, a subsidiary of Chevron is obligated under a settlement agreement to pay 60% of any Agreed Order environmental clean-up costs that exceed the $20.0 million policy coverage. Under the policy, environmental costs outside the scope of the Agreed Order are covered up to $20.0 million and require that we pay a deductible of $0.1 million per incident as well as any costs that exceed the covered limits of the insurance policy.
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
Based on the terms of the Consent Decree and current information, we estimate the total capital expenditures necessary to address the Consent Decree issues would be approximately $51.0 million, of which we have already expended $39.3 million, including $15.2 million for the installation of a flare gas recovery system completed in 2007 and $24.1 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers through June 2012. We estimate remaining expenditures of approximately $11.7 million for the NOx emission controls on heaters and boilers during 2012 and 2013. This amount is included in our estimated capital expenditures for regulatory projects. Under the terms of the Consent Decree, we paid a civil penalty of $1.5 million in September 2011.
In 2004 and 2005, the El Paso refinery applied for and was issued a Texas Flexible Permit by the TCEQ, under which the refinery continues to operate. However, there is an ongoing dispute between the EPA and the Texas Attorney General as to the validity of the state issued permits. Although we believe our Texas Flexible Permit is federally enforceable, we have applied with the TCEQ for a permit amendment to obtain a State Implementation Plan ("SIP"), approved state air quality permit to address concerns raised by the EPA about all flexible permits. We anticipate receiving the Texas SIP approved permit during the fall of 2012. Agency review of our permit application is ongoing and we cannot reasonably estimate the potential impact of these regulatory developments in the Texas air permits program.
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
In November 2009, we indefinitely suspended refining operations at the Bloomfield refinery. We currently operate the site, including certain remaining tanks and refinery equipment, as a stand alone products distribution terminal and crude storage facility for our Gallup refinery. An amendment to the 2009 NMED Amendment, which became effective June 25, 2012, reflects the indefinite suspension as of 2009.
Based on current information and the 2009 NMED Amendment as amended in June 2012 to reflect the indefinite suspension of refining operations at our Bloomfield facility and to delay NOx controls on heaters, boilers, and the FCCU at our Gallup refinery, we estimate $48.0 million in total capital expenditures after January 2009. We expended $11.3 million through 2011 and $11.7 million during the first six months of 2012. We expect to spend the remaining $25.0 million during 2012 and 2013. These capital expenditures are primarily for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx, and particulate matter from our Gallup refinery. The 2009 NMED Amendment also provided for a $2.3 million penalty. We completed payment of the penalty between November 2009 and September 2010 to fund Supplemental Environmental Projects (“SEPs”). We paid an additional penalty of $0.4 million in July 2012 associated with the June 2012 amendment. We do not expect implementation of the requirements in the 2009 NMED Amendment, as amended in June 2012, to result in any soil or groundwater remediation or clean-up costs.
Bloomfield 2007 NMED Remediation Order. In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007 have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures and implement corrective measures. Prior to July 2007, with the approval of the NMED and the New Mexico Oil Conservation Division, we placed into operation certain remediation measures which remain operational. As of June 30, 2012, we have expended $2.7 million and have accrued the remaining estimated costs of $4.1 million for implementing the investigation, interim measures, and the reasonably known corrective action of the order.
Gallup 2007 Resource Conservation Recovery Act Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. We reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. Between September 2010 and May 2012, the EPA demanded and we have paid penalties totaling $0.1 million pursuant to the settlement. In July 2012, the EPA demanded and we paid an additional penalty of $0.1 million. We do not expect implementation of the requirements in the final settlement will result in any additional soil or groundwater remediation or clean-up costs not otherwise required. Based on current information, we estimate capital expenditures of approximately $38.8 million to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. We expended $20.8 million through 2011 and $15.0 million during the first six months of 2012 on the upgrade of the wastewater treatment plant. We expect to spend the remaining $3.0 million during the second half of 2012. The final settlement deadline was modified in September 2010 to establish May 31, 2012 as the deadline for completing startup of the upgraded plant, however we are negotiating an agreement with the EPA to extend this deadline.
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
On August 2, 2011, we were served with a bankruptcy avoidance action in the Eastern District of Pennsylvania by a Bankruptcy Litigation Trustee for a former customer. The avoidance action seeks the return of approximately $6.4 million alleged to be preferential or otherwise avoidable payments that may have been made to us by the former customer. The Court has dismissed approximately $4.8 million of the Trustee's claim and this dismissal is final. We have reached an agreement in principal to settle the remaining claims for a nominal amount.
Regarding the claims asserted against us referenced above, potentially applicable factual and legal issues have not been resolved, we have yet to determine if a liability is probable, and we cannot reasonably estimate the amount of any loss associated with these matters. Accordingly, we have not recorded a liability for these pending lawsuits.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Matters
In late 2011, the EPA initiated enforcement proceedings against companies it believes produced invalid fuel credits known as Renewable Identification Numbers ("RINs"). We purchase RINs to satisfy a portion of our obligations under the Renewable Fuels Standard ("RFS") program for calendar year 2010 and had purchased some RINs the EPA considered invalid. In April 2012, we entered into an administrative settlement with the EPA which required us to pay a penalty of less than $0.1 million. We understand the EPA continues to investigate invalid RINS. While we do not know if the EPA will identify other RINS we have purchased as being invalid or what actions the EPA would take, at this time we do not expect any such action would have a material adverse effect on our financial condition, results of operations, or cash flows.
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
Company Overview
We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate two refineries with a total crude oil throughput capacity of approximately 151,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a 23,000 bpd refinery near Gallup, New Mexico. We market refined products in the Mid-Atlantic region through our wholesale segment. Our primary operating areas encompass West Texas, Arizona, New Mexico, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque and Bloomfield, New Mexico; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of June 30, 2012, we also operated 222 retail service stations and convenience stores in Arizona, Colorado, New Mexico, and Texas; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, Maryland, and Virginia.
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
Major Influences on Results of Operations
Refining. Our net sales fluctuate significantly with movements in refined product prices. The spread between crude oil and refined product prices is the primary factor affecting our earnings and cash flows from operations. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depends on numerous factors beyond our control. These factors include the supply of and demand for crude oil, gasoline, diesel, and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, availability of imports and exports, marketing of competitive fuels, and government regulation. As a result of these influences, refining margins may exhibit extreme volatility. Our refining margins have been enhanced throughout most of 2011 and the first six months of 2012 by a cost-advantaged supply of WTI-based crude oil.
Other factors that impact our overall refinery gross margins include the sale of lower value products such as residuum and propane when crude costs are higher. Our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume. Also affecting refining margins within refinery cost of products sold is the impact of our economic hedging activity entered into primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product, and blendstock inventories. Consolidated cost of products sold for the six months ended June 30, 2012 includes $193.8 million of realized and non-cash unrealized net losses from our economic hedging activities, the majority of which is in refining cost of products sold. Included in these economic hedging losses are net non-cash unrealized economic hedging losses of $158.4 million.
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
Periodically, we have planned maintenance turnarounds at our refineries, which are expensed as incurred. We completed a scheduled turnaround at the south side of the El Paso refinery during the first quarter of 2010. Our next scheduled maintenance turnarounds are during the fall of 2012 for the Gallup refinery and the first quarter of 2013 for the north side units of the El Paso refinery.
The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. We have no control over the changing market value of our crude oil and refined products inventories. Our inventory of crude oil and the majority of our refined products are valued at the lower of cost or market under the last-in, first-out, or LIFO, inventory valuation methodology. If the market value of our inventories decline below our cost basis, we would record a write-down of our inventories resulting in a non-cash charge to our cost of products sold. Under the LIFO inventory valuation method, this write-down is subject to recovery in future periods to the extent the market values of our inventories equal our cost basis relative to any LIFO inventory valuation write-downs previously recorded. See Note 5, Inventories, in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more information on the impact of LIFO inventory accounting.
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
Retail. Earnings and cash flows from our retail business segment are primarily affected by the sales volumes and margins of gasoline and diesel fuel sold at our service stations and by the sales and margins of merchandise sold at our convenience stores. Margins for gasoline and diesel fuel sales are equal to the sales price less the delivered cost of the fuel and motor fuel taxes and are measured on a cents per gallon, or cpg, basis. Fuel margins are impacted by local supply, demand, and competition. Margins for retail merchandise sold are equal to retail merchandise sales less the delivered cost of the merchandise, net of supplier discounts and rebates and inventory shrinkage, and are measured as a percentage of merchandise sales. Merchandise sales are impacted by convenience or location, branding, and competition. Our retail sales are seasonal. Our retail business segment operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year.
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

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and six months ended June 30, 2012 and 2011. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.

Consolidated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$2,469,348	$2,557,884	$4,808,560	$4,397,472
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,899,684	2,188,184	4,136,186	3,800,911
Direct operating expenses (exclusive of depreciation and amortization) (1)	116,792	117,405	232,373	228,412
Selling, general, and administrative expenses	27,316	24,807	53,097	48,834
Gain on disposal of assets, net	—	—	(1,891)	(3,630)
Maintenance turnaround expense	1,862	704	2,312	704
Depreciation and amortization	22,767	34,349	45,531	69,720
Total operating costs and expenses	2,068,421	2,365,449	4,467,608	4,144,951
Operating income	400,927	192,435	340,952	252,521
Other income (expense):
Interest income	202	139	395	231
Interest expense and other financing costs	(21,808)	(33,504)	(45,930)	(67,996)
Amortization of loan fees	(1,771)	(2,239)	(3,578)	(4,574)
Loss on extinguishment of debt	(7,654)	—	(7,654)	(4,641)
Other, net	(279)	880	1,283	1,168
Income before income taxes	369,617	157,711	285,468	176,709
Provision for income taxes	(131,113)	(57,640)	(100,468)	(64,413)
Net income	$238,504	$100,071	$185,000	$112,296
Basic earnings per share	$2.63	$1.10	$2.04	$1.24
Diluted earnings per share	$2.19	$0.94	$1.75	$1.09
Cash dividends declared per common share	$—	$—	$0.08	$—
Weighted average basic shares outstanding	90,024	89,083	89,684	88,727
Weighted average dilutive shares outstanding	110,535	109,792	110,163	109,630
Cash Flow Data
Net cash provided by (used in):
Operating activities	$306,014	$165,803	$348,857	$144,762
Investing activities	116,135	(15,195)	161,249	(14,367)
Financing activities	(297,047)	10,664	(334,838)	(17,102)
Other Data
Adjusted EBITDA (2)	$365,897	$233,014	$548,880	$344,699
Capital expenditures	37,159	15,223	59,397	26,002
Balance Sheet Data (at end of period)
Cash and cash equivalents			$346,097	$173,205
Working capital			685,819	520,953
Total assets			2,410,535	2,834,352
Total debt			491,798	1,057,625
Stockholders’ equity			1,005,125	795,616

(1)
Excludes $1,256.7 million, $2,529.1 million, $1,185.2 million, and $2,286.1 million of intercompany sales; $1,254.9 million, $2,525.8 million, $1,182.1 million, and $2,280.7 million of intercompany cost of products sold; and $1.8 million, $3.3 million, $3.1 million, and $5.4 million of intercompany direct operating expenses for the three and six months ended June 30, 2012 and 2011, respectively. Cost of products sold includes $59.6 million in net unrealized non-cash gains from hedging activities for the three months ended June 30, 2012 and $158.4 million in net unrealized non-cash losses from hedging activities for the six months ended June 30, 2012. Cost of products sold includes $4.5 million and $20.4 million in net unrealized non-cash losses from hedging activities for the three and six months ended June 30, 2011, respectively.

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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$238,504	$100,071	$185,000	$112,296
Interest expense and other financing costs	21,808	33,504	45,930	67,996
Provision for income taxes	131,113	57,640	100,468	64,413
Amortization of loan fees	1,771	2,239	3,578	4,574
Depreciation and amortization	22,767	34,349	45,531	69,720
Maintenance turnaround expense	1,862	704	2,312	704
Loss on extinguishment of debt	7,654	—	7,654	4,641
Unrealized (gain) loss on commodity hedging transactions (a)	(59,582)	4,507	158,407	20,355
Adjusted EBITDA	$365,897	$233,014	$548,880	$344,699

(a) Adjusted EBITDA for the three and six months ended June 30, 2011 as previously reported has been adjusted for the impact of non-cash unrealized gains and losses related to our commodity hedging transactions. We believe the inclusion of net unrealized gains and losses on our commodity hedging transaction provides a better representation of Adjusted EBITDA given the non-cash, potentially volatile nature of commodity hedging.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
Net Sales. Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer discounts and excise taxes. Net sales for the three months ended June 30, 2012 were $2,469.3 million compared to $2,557.9 million for the same period in 2011, a decrease of $88.6 million, or 3.5%. This decrease was the result of decreased sales from our refining and wholesale groups of $129.5 million and $41.8 million, respectively, offset by an increase in our retail group of $82.7 million, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments including intersegment revenues decreased from $135.76 for the three months ended June 30, 2011 to $127.61 for the three months ended June 30, 2012. Our sales volume increased from 27.1 million barrels to 28.3 million barrels for the three months ended June 30, 2011 and 2012, respectively, an increase of 1.2 million barrels, or 4.4%.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $1,899.7 million for the three months ended June 30, 2012 compared to $2,188.2 million for the same period in 2011, a decrease of $288.5 million, or 13.2%. This decrease was primarily the result of decreased cost of products sold from our refining and wholesale groups of $301.0 million and $58.5 million, respectively, offset by an increase from our retail group of $71.0 million, net of intercompany transactions that eliminate in consolidation. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments decreased from $122.89 for the three months ended June 30, 2011 to $107.67 for the three months ended June 30, 2012. Cost of products sold for the three months ended June 30, 2012 includes $60.0 million in net realized and unrealized economic hedging gains including $59.6 million in net non-cash unrealized gains. Cost of products sold for the three months ended June 30, 2011 includes $31.0 million in net realized and unrealized economic hedging losses including $4.5 million in net non-cash unrealized losses.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $116.8 million for the three months ended June 30, 2012 compared to $117.4 million for the same period in 2011, a decrease of $0.6 million, or 0.5%. The decrease in direct operating expenses resulted from a decrease of $9.0 million from our refining group and increases of $1.4 million and $7.0 million in direct operating expenses from our wholesale and retail groups, respectively, net of intercompany transactions that eliminate in consolidation.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $27.3 million for the three months ended June 30, 2012 compared to $24.8 million for the same period in 2011, an increase of $2.5 million, or 10.0%. The increase in selling, general, and administrative expenses resulted from increases in our corporate overhead and retail group of $2.7 million and $0.1 million, respectively, and decreased expenses in our refining and wholesale groups of $0.2 million and $0.1 million, respectively. The increase of $2.7 million in corporate overhead was primarily due to increased incentive compensation.
Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the three months ended June 30, 2012 and 2011, we incurred turnaround expenses of $1.9 million and $0.7 million, respectively, in connection with a planned 2012 turnaround at our Gallup refinery.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2012 was $22.8 million compared to $34.3 million for the same period in 2011, a decrease of $11.5 million, or 33.5%. This decrease was primarily due to the disposal of the Yorktown facility in December 2011.
Operating Income. Operating income was $400.9 million for the three months ended June 30, 2012, compared to operating income of $192.4 million for the same period in 2011, an increase of $208.5 million, or 108.4%. The increase was primarily the result of an increase in gross margin and a decrease in depreciation and amortization offset by an increase in maintenance turnaround expense.
Interest Income. Interest income for the three months ended June 30, 2012 and 2011 remained relatively unchanged.
Interest Expense and Other Financing Costs. Interest expense and other financing costs for the three months ended June 30, 2012 was $21.8 million (net of capitalized interest of $0.5 million) compared to $33.5 million for the same period in 2011, a decrease of $11.7 million, or 34.9%. This decrease was primarily attributable to lower debt levels and lower average cost of borrowing during the three months ended June 30, 2012 compared to the same period in 2011.
Amortization of Loan Fees. Amortization of loan fees for the three months ended June 30, 2012 was $1.8 million compared to $2.2 million for the same period in 2011, a decrease of $0.4 million, or 18.2%.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended June 30, 2012 was $7.7 million, which was attributable to the prepayment of our Term Loan. During the three months ended June 30, 2011, we did not incur any loss on extinguishment of debt.
Other, Net. Other expense, net, for the three months ended June 30, 2012 was $0.3 million. For the three months ended June 30, 2011, other income, net, was $0.9 million.
Provision for Income Taxes. We recorded income tax expense of $131.1 million and $57.6 million, respectively, for the three months ended June 30, 2012 and 2011. The effective tax rates for the three months ended June 30, 2012 and 2011 were 35.5% and 36.5%, respectively, compared to the federal statutory rate of 35%. The effective tax rates for both periods were slightly higher than the statutory rate, primarily due to state tax obligations.
Net Income. We reported net income of $238.5 million for the three months ended June 30, 2012, representing $2.63 and $2.19 net income per share on weighted average basic and dilutive shares outstanding of 90.0 million and 110.5 million, respectively. We reported net income of $100.1 million for the same period in 2011, representing $1.10 and $0.94 net income per share on weighted average basic and dilutive shares outstanding of 89.1 million and 109.8 million, respectively.
See additional analysis under the Refining, Wholesale, and Retail Segments discussions.
Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
Net Sales. Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer discounts and excise taxes. Net sales for the six months ended June 30, 2012 were $4,808.6 million compared to $4,397.5 million for the same period in 2011, an increase of $411.1 million, or 9.3%. This increase was the result of increased sales from our refining, wholesale, and retail groups of $178.5 million, $57.7 million, and $174.9 million, respectively, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments including intersegment revenues increased from $124.46 for the six months ended June 30, 2011 to $127.94 for the six months ended June 30, 2012. Our sales volume increased from 52.3 million barrels to 55.6 million barrels for the six months ended June 30, 2011 and 2012, respectively, an increase of 3.3 million barrels, or 6.3%.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $4,136.2 million for the six months ended June 30, 2012 compared to $3,800.9 million for the same period in 2011, an increase of $335.3 million, or 8.8%. This increase was primarily the result of increased cost of products sold from our refining, wholesale, and retail groups of $129.5 million, $50.6 million, and $155.2 million, respectively, net of intercompany transactions that eliminate in consolidation. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $113.82 for the six months ended June 30, 2011 to $116.78 for the six months ended June 30, 2012. Cost of products sold for the six months ended June 30, 2012 and 2011 includes $193.8 million and $67.4 million, respectively, in net realized and unrealized economic hedging losses including $158.4 million and $20.4 million in net non-cash unrealized losses, respectively.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $232.4 million for the six months ended June 30, 2012 compared to $228.4 million for the same period in 2011, an increase of $4.0 million, or 1.8%. The increase in direct operating expenses resulted from increases of $4.7 million and $14.3 million in direct operating expenses from our wholesale and retail groups, respectively, offset by a decrease of $15.0 million from our refining group, net of intercompany transactions that eliminate in consolidation.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $53.1 million for the six months ended June 30, 2012 compared to $48.8 million for the same period in 2011, an increase of $4.3 million, or 8.8%. The increase in selling, general, and administrative expenses resulted from increased expenses in our corporate overhead, retail group, refining group, and wholesale group of $3.0 million, $0.9 million, $0.2 million, and $0.2 million, respectively. The increase of $3.0 million in corporate overhead was primarily due to increased incentive compensation.
Gain on Disposal of Assets, Net. Gain on disposal of assets for the six months ended June 30, 2012 and 2011 was $1.9 million and $3.6 million, respectively. The activity in both periods were primarily related to sales of assets from our refining group.
Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the six months ended June 30, 2012 and 2011, we incurred turnaround expenses of $2.3 million and $0.7 million, respectively, in connection with a planned

2012 turnaround at our Gallup refinery.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2012 was $45.5 million compared to $69.7 million for the same period in 2011, a decrease of $24.2 million, or 34.7%. This decrease was primarily due to the disposal of the Yorktown facility in December 2011.
Operating Income. Operating income was $341.0 million for the six months ended June 30, 2012, compared to operating income of $252.5 million for the same period in 2011, an increase of $88.5 million, or 35.0%. The increase was primarily the result of an increase in gross margin and a decrease in depreciation and amortization offset by an increase in direct operating expenses; selling, general, and administrative expenses; and maintenance turnaround expense.
Interest Income. Interest income for the six months ended June 30, 2012 and 2011 remained relatively unchanged.
Interest Expense and Other Financing Costs. Interest expense and other financing costs for the six months ended June 30, 2012 was $45.9 million (net of capitalized interest of $1.0 million) compared to $68.0 million (net of capitalized interest of $1.5 million) for the same period in 2011, a decrease of $22.1 million, or 32.5%. This decrease was primarily attributable to lower debt levels and lower average cost of borrowing during the six months ended June 30, 2012 compared to the same period in 2011.
Amortization of Loan Fees. Amortization of loan fees for the six months ended June 30, 2012 was $3.6 million compared to $4.6 million for the same period in 2011, a decrease of $1.0 million, or 21.7%.
Loss on Extinguishment of Debt. During the six months ended June 30, 2012, loss on extinguishment of debt was $7.7 million attributable to the prepayment of our Term Loan. Loss on extinguishment of debt for the six months ended June 30, 2011 was $4.6 million attributable to the amendment of our Term Loan Credit Agreement.
Other, Net. Other income, net, for the six months ended June 30, 2012 was $1.3 million, primarily related to a non-routine distribution from a partnership investment we hold. For the six months ended June 30, 2011, other income, net, was $1.2 million.
Provision for Income Taxes. We recorded income tax expense of $100.5 million and $64.4 million, respectively, for the six months ended June 30, 2012 and 2011. The effective tax rates for the six months ended June 30, 2012 and 2011 were 35.2% and 36.5%, respectively, compared to the federal statutory rate of 35%. The effective tax rates for both periods were slightly higher than the statutory rate, primarily due to state tax obligations.
Net Income. We reported net income of $185.0 million for the six months ended June 30, 2012, representing $2.04 and $1.75 net income per share on weighted average basic and dilutive shares outstanding of 89.7 million and 110.2 million, respectively. We reported net income of $112.3 million for the same period in 2011, representing $1.24 and $1.09 net income per share on basic and dilutive weighted average shares outstanding of 88.7 million and 109.6 million, respectively.
See additional analysis under the Refining, Wholesale, and Retail Segments discussions.

Refining Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,171,574	$2,258,626	$4,315,211	$3,969,343
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,674,490	1,932,706	3,768,035	3,470,872
Direct operating expenses (exclusive of depreciation and amortization)	76,579	85,945	151,688	167,082
Selling, general, and administrative expenses	6,546	6,695	13,056	12,897
Gain on disposal of assets, net	—	—	(1,382)	(3,630)
Maintenance turnaround expense	1,862	704	2,312	704
Depreciation and amortization	18,652	30,141	37,351	61,193
Total operating costs and expenses	1,778,129	2,056,191	3,971,060	3,709,118
Operating income	$393,445	$202,435	$344,151	$260,225
Key Operating Statistics
Total sales volume (bpd) (2)	191,704	192,364	188,998	178,395
Total refinery production (bpd)	155,487	150,730	149,164	135,204
Total refinery throughput (bpd) (3)	157,960	152,945	151,396	137,334
Per barrel of throughput:
Refinery gross margin (1)(4)	$34.58	$23.42	$19.86	$20.05
Gross profit (1)(4)	33.28	21.25	18.50	17.59
Direct operating expenses (5)	5.33	6.18	5.51	6.72
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	80,085	77,979	77,450	72,341
Diesel and jet fuel	64,699	62,903	62,001	54,644
Residuum	6,491	6,176	5,409	4,871
Other	4,212	3,672	4,304	3,348
Total refinery production (bpd)	155,487	150,730	149,164	135,204
Refinery throughput (bpd):
Sweet crude oil	120,862	121,131	115,133	107,637
Sour or heavy crude oil	26,823	23,273	24,683	19,862
Other feedstocks and blendstocks	10,275	8,541	11,580	9,835
Total refinery throughput (bpd) (3)	157,960	152,945	151,396	137,334

El Paso Refinery

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	63,467	63,281	60,960	56,620
Diesel and jet fuel	57,137	56,392	54,871	48,014
Residuum	6,491	6,176	5,409	4,871
Other	3,259	2,966	3,383	2,579
Total refinery production (bpd)	130,354	128,815	124,623	112,084
Refinery throughput (bpd):
Sweet crude oil	97,862	99,512	92,846	85,844
Sour or heavy crude oil	26,823	23,273	24,683	19,862
Other feedstocks and blendstocks	7,472	7,668	8,747	7,942
Total refinery throughput (bpd) (3)	132,157	130,453	126,276	113,648
Total sales volume (bpd) (2)	156,792	158,339	155,837	144,967
Per barrel of throughput:
Refinery gross margin (1)(4)	$31.91	$24.65	$26.85	$22.13
Direct operating expenses (5)	3.91	4.12	4.23	4.88

Gallup Refinery

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	16,618	14,698	16,490	15,721
Diesel and jet fuel	7,562	6,511	7,130	6,630
Other	953	706	921	769
Total refinery production (bpd)	25,133	21,915	24,541	23,120
Refinery throughput (bpd):
Sweet crude oil	23,000	21,619	22,287	21,793
Other feedstocks and blendstocks	2,803	873	2,833	1,893
Total refinery throughput (bpd) (3)	25,803	22,492	25,120	23,686
Total sales volume (bpd) (2)	34,911	33,969	33,129	33,401
Per barrel of throughput:
Refinery gross margin (1)(4)	$31.95	$29.35	$26.89	$24.30
Direct operating expenses (5)	7.98	10.65	8.27	8.58

The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,171,574	$2,258,626	$4,315,211	$3,969,343
Cost of products sold (exclusive of depreciation and amortization)	1,674,490	1,932,706	3,768,035	3,470,872
Depreciation and amortization	18,652	30,141	37,351	61,193
Gross profit	478,432	295,779	509,825	437,278
Plus depreciation and amortization	18,652	30,141	37,351	61,193
Refinery gross margin	$497,084	$325,920	$547,176	$498,471
Refinery gross margin per refinery throughput barrel	$34.58	$23.42	$19.86	$20.05
Gross profit per refinery throughput barrel	$33.28	$21.25	$18.50	$17.59

(1)
Cost of products sold for the combined refining segment includes $59.6 million of net non-cash unrealized hedging gains and $158.4 million of net non-cash unrealized hedging losses for the three and six months ended June 30, 2012, respectively. Cost of products sold for the combined refining segment includes $3.7 million and $18.6 million of net non-cash unrealized hedging losses for the three and six months ended June 30, 2011, respectively. The net non-cash unrealized hedging losses are also included in gross profit and refinery gross margin.

(2)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 12.2% of our total consolidated sales volumes for the three and six months ended June 30, 2012. The majority of the purchased refined products are distributed through our wholesale refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through third-party purchases since we no longer produce refined products in the region.

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

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
Net Sales. Net sales primarily consist of gross sales of refined petroleum products, net of customer discounts, and excise taxes. Net sales for the three months ended June 30, 2012 were $2,171.6 million compared to $2,258.6 million for the same period in 2011, a decrease of $87.0 million, or 3.9%. This decrease was primarily the result of lower sales prices for refined products coupled with a slight decrease in sales volumes. The average sales price per barrel decreased from $128.78 in the second quarter of 2011 to $124.33 in the second quarter of 2012, a decrease of 3.5%. During the second quarter of 2011, we sold 17.5 million barrels of refined products compared to 17.4 million barrels for the same period in 2012.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $1,674.5 million for the three months ended June 30, 2012 compared to $1,932.7 million for the same period in 2011, a decrease of $258.2 million, or 13.4%. This decrease was primarily due to lower average crude costs. The average cost per barrel decreased from $118.84 in the second quarter of 2011 to $89.00 in the second quarter of 2012, a decrease of 25.1%. Refinery gross margin per throughput barrel increased from $23.42 in the second quarter of 2011 to $34.58 in the second quarter of 2012. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $33.28 and $21.25 for the three months ended June 30, 2012 and 2011, respectively. Cost of products sold for the three months ended June 30, 2012 includes $36.8 million in net realized and unrealized economic hedging gains including $59.6 million of net unrealized non-cash gains from hedging activities. Cost of products sold for the three months ended June 30, 2011 includes $29.2 million in net realized and unrealized economic hedging losses including $3.7 million net unrealized non-cash gains from hedging activities.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $76.6 million for the three months ended June 30, 2012 compared to $85.9 million for the same period in 2011, a decrease of $9.3 million, or 10.8%. This decrease primarily resulted from decreased energy expenses ($5.3 million), maintenance labor, repairs, and supplies ($4.5 million), employee expenses ($1.5 million), insurance expense ($1.1 million), chemicals and catalyst expense ($0.6 million), and other expenses ($1.7 million). These decreases were partially offset by increased environmental expenses ($3.0 million), outside support services ($1.6 million), property taxes ($0.5 million), and professional and legal services ($0.3 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $6.5 million for the three months ended June 30, 2012 compared to $6.7 million for the same period in 2011, a decrease of $0.2 million, or 3.0%.
Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the three months ended June 30, 2012 and 2011, we incurred turnaround expenses of $1.9 million and $0.7 million, respectively, in connection with a planned 2012 turnaround at our Gallup refinery.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2012 was $18.7 million compared to $30.1 million for the same period in 2011. The decrease was primarily due to the disposal of the Yorktown facility in December 2011.
Operating Income. Operating income was $393.4 million for the three months ended June 30, 2012 compared to $202.4 million for the same period in 2011, an increase of $191.0 million. This increase was attributable primarily to increased refining margins in the second quarter 2012 compared to the same period in 2011. This increase was partially driven by gains on commodity hedging activity in the current period.
Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
Net Sales. Net sales primarily consist of gross sales of refined petroleum products, net of customer discounts, and excise taxes. Net sales for the six months ended June 30, 2012 were $4,315.2 million compared to $3,969.3 million for the same period in 2011, an increase of $345.9 million, or 8.6%. This increase was the result of higher sales volumes and higher sales prices for refined products in the current period. During the first six months of 2011, we sold 32.3 million barrels of refined products compared to 34.4 million barrels for the same period in 2012. The average sales price per barrel increased from $122.63 in the first six months of 2011 to $125.29 in the first six months of 2012, an increase of 2.2%.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $3,768.0 million for the six months ended June 30, 2012 compared to $3,470.9 million for the same period in 2011, an increase of $297.1 million, or 8.6%. This increase was primarily due to increased sales volumes offset by lower average crude prices. The average cost per barrel decreased from $97.39 in the first six months of 2011 to $94.82 in the first six months of 2012, a decrease of 2.6%. Refinery gross margin per throughput barrel decreased from $20.05 in the first six months of 2011 to $19.86 in the first six months of 2012. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $18.50 and $17.59 for the six months ended June 30, 2012 and 2011, respectively. Cost of products sold for the six months ended June 30, 2012 and 2011 includes $196.2 million and $64.1 million, respectively, in realized and unrealized economic hedging losses including $158.4 million and $18.6 million, respectively, of net unrealized non-cash losses from hedging activities.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $151.7 million for the six months ended June 30, 2012 compared to $167.1 million for the same period in 2011, a decrease of $15.4 million, or 9.2%.

This decrease primarily resulted from decreased energy expenses ($8.6 million), maintenance labor, repairs and supplies ($8.4 million), and other expenses ($1.7 million). These decreases were partially offset by increased outside support services ($1.7 million), employee expenses ($1.0 million) driven primarily by higher incentive compensation during the current period, insurance expense ($0.3 million), and chemicals and catalyst ($0.3 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $13.1 million and $12.9 million for the six months ended June 30, 2012 and 2011, respectively.
Gain on Disposal of Assets, Net. Gain on disposal of assets for the six months ended June 30, 2012 and 2011 was $1.4 million and $3.6 million, respectively. The net gains in both periods were primarily the result of separate transactions relating to the sale of catalyst from our refineries.
Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the six months ended June 30, 2012 and 2011, we incurred turnaround expenses of $2.3 million and $0.7 million, respectively, in connection with a planned 2012 turnaround at our Gallup refinery.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2012 was $37.4 million compared to $61.2 million for the same period in 2011. The decrease was primarily due to the disposal of the Yorktown facility in December 2011.
Operating Income. Operating income was $344.2 million for the six months ended June 30, 2012 compared to operating income of $260.2 million for the same period in 2011, an increase of $84.0 million. This increase was attributable primarily to increased refining margins partially offset by losses on commodity hedging activity in the current period and decreased depreciation and amortization in the first six months of 2012 compared to the first six months of 2011.

Wholesale Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$1,244,022	$1,256,000	$2,436,086	$2,302,021
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,207,351	1,235,100	2,373,882	2,245,250
Direct operating expenses (exclusive of depreciation and amortization)	16,778	16,292	35,100	32,062
Selling, general, and administrative expenses	2,809	2,871	5,124	4,917
Gain on disposal of assets, net	—	—	(509)	—
Depreciation and amortization	950	1,088	1,904	2,224
Total operating costs and expenses	1,227,888	1,255,351	2,415,501	2,284,453
Operating income	$16,134	$649	$20,585	$17,568
Operating Data
Fuel gallons sold (in thousands)	386,146	381,496	753,374	741,590
Fuel margin per gallon (1)	$0.09	$0.04	$0.07	$0.07
Lubricant sales	$32,161	$29,178	$63,887	$55,354
Lubricant margin (2)	10.2%	12.8%	10.0%	12.5%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$1,293,362	$1,309,833	$2,531,752	$2,413,195
Excise taxes included in fuel sales	(89,830)	(91,163)	(177,073)	(182,714)
Lubricant sales	32,161	29,178	63,887	55,354
Other sales	8,329	8,152	17,520	16,186
Net sales	$1,244,022	$1,256,000	$2,436,086	$2,302,021
Cost of Products Sold
Fuel cost of products sold	$1,264,538	$1,297,825	$2,485,233	$2,372,952
Excise taxes included in fuel cost of products sold	(89,830)	(91,163)	(177,073)	(182,714)
Lubricant cost of products sold	28,881	25,448	57,480	48,424
Other cost of products sold	3,762	2,990	8,242	6,588
Cost of products sold	$1,207,351	$1,235,100	$2,373,882	$2,245,250
Fuel margin per gallon (1)	$0.09	$0.04	$0.07	$0.07

(1)
Wholesale fuel margin per gallon is a function of the difference between wholesale fuel sales and cost of fuel sales divided by the number of total gallons sold less gallons sold to our retail segment. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(2)
Lubricant margin is a measurement calculated by dividing the difference between lubricant sales and lubricant cost of products sold by lubricant sales. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the three months ended June 30, 2012 were $1,244.0 million compared to $1,256.0 million for the same period in 2011, a decrease of $12.0 million, or 1.0%. This decrease was primarily due to a decrease in the average sales price of refined products offset by increased sales price of lubricants. The average sales price per gallon of refined products, including excise taxes, decreased from $3.43 in the second quarter of 2011 to $3.35 in the second quarter of 2012. Fuel sales volume increased from 381.5 million gallons in the second quarter of 2011 to 386.1 million gallons for the same period in 2012. Fuel sales volume for the three months ended June 30, 2012 included 59.7 million gallons sold to our retail group compared to 50.5 million gallons for the same period during 2011. The average sales price per gallon of lubricants increased from $10.67 in the second quarter of 2011 to $11.24 in the second quarter of 2012.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $1,207.4 million for the three months ended June 30, 2012 compared to $1,235.1 million for the same period in 2011, a decrease of $27.7 million, or 2.2%. This decrease was primarily due to decreased costs of refined products offset by increased cost of lubricants. The average cost per gallon of refined products, including excise taxes, decreased from $3.40 in the second quarter of 2011 to $3.27 in the second quarter of 2012. The average cost of lubricants per gallon increased from $9.30 in the second quarter of 2011 to $10.09 in the second quarter of 2012. Cost of products sold includes $23.2 million in realized economic hedging gains for the three months ended June 30, 2012 and $1.8 million in net realized and unrealized losses for the three months ended June 30, 2011.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $16.8 million for the three months ended June 30, 2012 compared to $16.3 million for the same period in 2011, an increase of $0.5 million, or 3.1%. This increase was partially due to increased outside support services due to terminaling and storage fees ($0.5 million)
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses for the three months ended June 30, 2012 were $2.8 million compared to $2.9 million for the same period in 2011, a decrease of $0.1 million, or 3.4%.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2012 was $1.0 million compared to $1.1 million for the same period in 2011, a decrease of $0.1 million, or 9.1%.
Operating Income. Operating income for the three months ended June 30, 2012 was $16.1 million compared to $0.6 million for the same period in 2011, an increase of $15.5 million. The increase was primarily due to increased fuel margins resulting in part from the increase in realized economic hedging gains offset by increased direct operating expenses.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the six months ended June 30, 2012 were $2,436.1 million compared to $2,302.0 million for the same period in 2011, an increase of $134.1 million, or 5.8%. This increase was primarily due to an increase in the average sales price of refined products, increased fuel sales volume, and increased sales price of lubricants. The average sales price per gallon of refined products, including excise taxes, increased from $3.25 in the first six months of 2011 to $3.36 in the first six months of 2012. Fuel sales volume increased from 741.6 million gallons in the first six months of 2011 to 753.4 million gallons for the same period in 2012. Fuel sales volume for the six months ended June 30, 2012 included 116.4 million gallons sold to our retail group compared to 96.5 million gallons for the same period during 2011. The average sales price per gallon of lubricants increased from $10.41 in the first six months of 2011 to $11.18 in the first six months of 2012.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $2,373.9 million for the six months ended June 30, 2012 compared to $2,245.3 million for the same period in 2011, an increase of $128.6 million, or 5.7%. This increase was primarily due to increased costs of refined products, increased purchased fuel volume, and increased cost of lubricants. The average cost per gallon of refined products, including excise taxes, increased from $3.20 in the first six months of 2011 to $3.30 in the first six months of 2012. The average cost of lubricants per gallon increased from $9.11 in the first six months of 2011 to $10.06 in the first six months of 2012. Cost of products sold includes $2.4 million in realized economic hedging gains for the six months ended June 30, 2012 and $3.3 million in net realized and unrealized losses for the six months ended June 30, 2011.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $35.1 million for the six months ended June 30,

2012 compared to $32.1 million for the same period in 2011, an increase of $3.0 million, or 9.3%. This increase was partially due to increased outside support services due to terminaling and storage fees ($1.8 million), personnel costs ($0.9 million), and lease expense ($0.3 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses for the six months ended June 30, 2012 were $5.1 million compared to $4.9 million for the same period in 2011, an increase of $0.2 million, or 4.1%.
Gain on Disposal of Assets, Net. Gain on disposal of assets for the six months ended June 30, 2012 was $0.5 million related primarily to gains on lease buy-outs and subsequent sale of 17 fuel tanker trucks.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2012 was $1.9 million compared to $2.2 million for the same period in 2011, a decrease of $0.3 million, or 13.6%.
Operating Income. Operating income for the six months ended June 30, 2012 was $20.6 million compared to $17.6 million for the same period in 2011, an increase of $3.0 million, or 17.0%. The increase was primarily due to increased fuel margins resulting in part from the increase in realized economic hedging gains offset by increased direct operating expenses.

Retail Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$310,426	$228,419	$586,339	$412,162
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	272,755	202,460	520,007	365,513
Direct operating expenses (exclusive of depreciation and amortization)	25,197	18,247	48,923	34,598
Selling, general, and administrative expenses	1,969	1,896	3,909	3,022
Depreciation and amortization	2,605	2,386	5,122	4,822
Total operating costs and expenses	302,526	224,989	577,961	407,955
Operating income	$7,900	$3,430	$8,378	$4,207
Operating Data
Fuel gallons sold (in thousands)	70,953	51,688	138,525	97,963
Fuel margin per gallon (1)	$0.23	$0.20	$0.20	$0.18
Merchandise sales	$62,947	$49,472	$119,486	$93,118
Merchandise margin (2)	30.3%	28.5%	29.4%	28.4%
Operating retail outlets at period end			222	169

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$265,672	$192,725	$501,277	$344,431
Excise taxes included in fuel sales	(27,014)	(19,736)	(53,503)	(37,665)
Merchandise sales	62,947	49,472	119,486	93,118
Other sales	8,821	5,958	19,079	12,278
Net sales	$310,426	$228,419	$586,339	$412,162
Cost of Products Sold
Fuel cost of products sold	$249,181	$182,246	$474,229	$326,998
Excise taxes included in fuel cost of products sold	(27,014)	(19,736)	(53,503)	(37,665)
Merchandise cost of products sold	43,851	35,375	84,335	66,683
Other cost of products sold	6,737	4,575	14,946	9,497
Cost of products sold	$272,755	$202,460	$520,007	$365,513
Fuel margin per gallon (1)	$0.23	$0.20	$0.20	$0.18

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

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the three months ended June 30, 2012 were $310.4 million compared to $228.4 million for the same period in 2011, an increase of $82.0 million, or 35.9%. This increase was primarily due to new retail outlet sales, an increase in the sales price of gasoline, diesel fuel, merchandise sales, and fuel sales volume. The average sales price per gallon including excise taxes increased from $3.73 in the second quarter of 2011 to $3.74 in the second quarter of 2012. Fuel sales volume increased from 51.7 million gallons in the second quarter of 2011 to 71.0 million gallons in the second quarter of 2012, of which 15.3 million gallons were due to the new retail outlets added during the third and fourth quarters of 2011 and first six months of 2012. Also contributing to this increase were higher merchandise sales, of which $10.8 million were due to the new retail outlets added during the third and fourth quarters of 2011 and first six months of 2012.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $272.8 million for the three months ended June 30, 2012 compared to $202.5 million for the same period in 2011, an increase of $70.3 million, or 34.7%. This increase was primarily the result of higher purchased fuel volume and increased merchandise costs, of which $7.3 million were due to the new retail outlets added during the third and fourth quarters of 2011 and first six months of 2012. These increases were partially offset by decreased cost of gasoline and diesel fuel. Average fuel cost per gallon including excise taxes decreased from $3.53 in the second quarter of 2011 to $3.51 in the second quarter of 2012.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $25.2 million for the three months ended June 30, 2012 compared to $18.2 million for the same period in 2011, an increase of $7.0 million, or 38.5%. This increase was primarily due to increased personnel costs ($2.5 million), rent expense ($1.7 million), credit card fees ($1.1 million), utilities expense ($0.6 million), property taxes ($0.4 million), and operating materials and supplies expense ($0.3 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $2.0 million for the three months ended June 30, 2012 compared to $1.9 million for the same period in 2011, an increase of $0.1 million, or 5.3%. This increase was primarily due to increased personnel costs ($0.1 million).
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2012 was $2.6 million compared to $2.4 million for the same period in 2011, an increase of $0.2 million, or 8.3%.
Operating Income. Operating income for the three months ended June 30, 2012 was $7.9 million compared to $3.4 million for the same period in 2011, an increase of $4.5 million, or 132.4%. This increase was primarily due to increased fuel and merchandise margins offset by increased direct operating expenses and selling, general, and administrative expenses in the second quarter of 2012.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the six months ended June 30, 2012 were $586.3 million compared to $412.2 million for the same period in 2011, an increase of $174.2 million, or 42.3%. This increase was primarily due to new retail outlet sales, an increase in the sales price of gasoline, diesel fuel, merchandise sales, and fuel sales volume. The average sales price per gallon including excise taxes increased from $3.52 in the first six months of 2011 to $3.62 in the first six months of 2012. Fuel sales volume increased from 98.0 million gallons in the first six months of 2011 to 138.5 million gallons in the first six months of 2012, of which 29.5 million gallons were due to the new retail outlets added during the third and fourth quarters of 2011 and first six months of 2012. Also contributing to this increase were higher merchandise sales, of which $19.5 million were due to the new retail outlets added during the third and fourth quarters of 2011 and first six months of 2012.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $520.0 million for the six months ended June 30, 2012 compared to $365.5 million for the same period in 2011, an increase of $154.5 million, or 42.3%. This increase was primarily due to new retail outlet costs, increased costs of gasoline, diesel fuel, merchandise, and purchased fuel volume. Average fuel cost per gallon including excise taxes increased from $3.34 in the first six months of 2011 to $3.42 in the first six months of 2012. Also contributing to this increase were higher merchandise cost of sales, of which $13.3 million were due to the new retail outlets added during the third and fourth quarters of 2011 and first six months of 2012.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $48.9 million for the six months ended June 30, 2012 compared to $34.6 million for the same period in 2011, an increase of $14.3 million, or 41.3%. This increase was primarily due to increased personnel costs ($5.7 million), rent expense ($2.8 million), credit card fees ($2.3 million), utilities expense ($1.0 million), property taxes ($0.7 million), and operating materials and supplies expense ($0.6 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $3.9 million for the six months ended June 30, 2012 compared to $3.0 million for the same period in 2011, an increase of $0.9 million, or 30.0%. This increase was primarily due to increased personnel costs ($0.7 million).
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2012 was $5.1 million compared to $4.8 million for the same period in 2011, an increase of $0.3 million, or 6.3%.
Operating Income. Operating income for the six months ended June 30, 2012 was $8.4 million compared to $4.2 million for the same period in 2011, an increase of $4.2 million, or 100.0%. This increase was primarily due to increased fuel and merchandise margins offset by increased direct operating expenses and selling, general, and administrative expenses in the first six months of 2012.

Outlook
Our refining margins were stronger in the first six months of 2012 compared to the first six months of 2011. The Gulf Coast benchmark 3:2:1 crack spread improved to $27.19 in the first six months of 2012 from $22.13 in the first six months of 2011. Our margins continue to be positively impacted by the discount of WTI crude oil to Brent crude, as all of our crude purchases are based on pricing tied to WTI. However, the WTI/Brent discount has been volatile over the past several months due to new and proposed crude oil pipeline capacity additions in the Permian Basin and at Cushing, Oklahoma. These capacity additions could reduce the WTI/Brent discount in future quarters. Permian Basin crude oil production continues to increase and we expect this trend to continue, which could provide additional cost-advantaged crude oil in the region. Thus far in the third quarter of 2012, we continue to have strong refining margins. Additionally, the widening price differentials between WTI Cushing crude oil and WTI Midland crude oil contributed to our refining margins in the second quarter. Although the WTI Cushing/WTI Midland differential is weaker thus far in the third quarter, it continues to be stronger than the average for 2011. The Gulf Coast benchmark 3:2:1 crack spread for July, 2012 was $29.32.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and borrowings under our Revolving Credit Agreement. We ended the quarter with $346.1 million of cash and cash equivalents and $718.4 million in gross availability under our Revolving Credit Agreement reduced by $294.4 million in outstanding letters of credit. As of June 30, 2012, we had no direct borrowings under the Revolving Credit Agreement and paid the remaining balance on the Term Loan. The Term Loan payment was made using the remaining restricted cash.
On July 18, 2012, our board of directors authorized a share repurchase program of up to $200 million. We may repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions, accelerated share repurchase transactions, or otherwise, subject to market conditions, as well as corporate, regulatory, and other considerations. Our board of directors authorized this share repurchase program through July 31, 2013, but may discontinue the program at its discretion at any time prior to that date.
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

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Cash flows provided by operating activities	$348,857	$144,762
Cash flows provided by (used in) investing activities	161,249	(14,367)
Cash flows used in financing activities	(334,838)	(17,102)
Net increase in cash and cash equivalents	$175,268	$113,293
Net cash provided by operating activities for the six months ended June 30, 2012 was $348.9 million compared to $144.8 million for the same period in 2011. The increase in net cash from operating activities was primarily due to an increase in net income as adjusted for non-cash operating items period over period and changes from working capital components, primarily prepaid expenses and other assets.
Net cash provided by operating activities for the six months ended June 30, 2012 was used primarily to fund $59.4 million in capital expenditures and to pay $322.8 million in long-term debt and $7.3 million in dividends.
Net cash provided by operating activities for the six months ended June 30, 2011 was supplemented by gross proceeds from the sale of assets of $11.6 million and was used primarily to fund $26.0 million in capital expenditures and pay $25.8 million in long-term debt.
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
Indebtedness
Our capital structure at June 30, 2012 and 2011 was as follows:

	June 30, 2012	June 30, 2011
	(In thousands)
Debt, including current maturities:
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $20,541 and $23,231 for 2012 and 2011, respectively	$304,459	$301,769
Floating Rate Senior Secured Notes, due 2014, net of unamortized discount of $14,818 for 2011	—	260,182
5.75% Senior Convertible Notes, due 2014, net of conversion feature of $28,767 and $40,830 for 2012 and 2011, respectively	186,683	174,620
Term Loan, net of unamortized discount of $3,134 for 2011 with average interest rates of 7.5% and 9.07% for the six months ended June 30, 2012 and 2011, respectively	—	321,054
5.50% promissory note, due 2015	656	—
Revolving Credit Agreement	—	—
Long-term debt	491,798	1,057,625
Stockholders’ equity	1,005,125	795,616
Total capitalization	$1,496,923	$1,853,241

The Senior Secured Notes are not redeemable until June 15, 2013. We may redeem the Senior Secured Notes at our option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.6%; from June 15, 2014 through June 14, 2015 at a premium of 2.8%; and at par thereafter.
On December 21, 2011, we redeemed the entire tranche of the Floating Rate Senior Secured Notes at a premium to par of 5%. The Floating Rate Senior Secured Notes paid interest quarterly at a per annum rate, reset quarterly, equal to three-month

LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50%. Through December 21, 2011, the interest rate on the Floating Rate Notes was 10.75%.
The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per annum. As of June 30, 2012, the if-converted value of the Convertible Senior Notes exceeded its principal amount by $231.0 million. The Convertible Senior Notes are presently convertible, at the option of the holder, through and including, June 30, 2011. The Convertible Senior Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds $14.04 for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any Convertible Senior Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash, or a combination thereof.
On March 29, 2011, we entered into an amended and restated Term Loan Credit Agreement. Lenders under the Term Loan Credit Agreement extended a $325.0 million Term Loan at a discount of 1.00%, the proceeds of which were principally used to refinance our term loans outstanding under the Term Loan Credit Agreement prior to the amendment and restatement. The Term Loan matured in March 2017. The Term Loan Credit Agreement provided for principal payments on a quarterly basis of $0.8 million, with the remaining balance due on the maturity date. As a result of the amendment and restatement, the Term Loan bore interest equal to LIBOR (subject to a floor of 1.5%) plus 6.00%. Prior to the amendment and restatement, the Term Loan bore interest equal to LIBOR (subject to a floor of 3.25%) plus 7.50%.
In addition to our scheduled Term Loan payment of $0.8 million made during the first quarter of 2012, we made non-mandatory prepayments of $30.0 million and $291.8 million during the first and second quarters of 2012, respectively. As a result of the repayment of the Term Loan, we recognized a loss on extinguishment of debt of $7.7 million.
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
Contractual Obligations and Commercial Commitments
We entered into various leases during April 2012 related to our retail operations. These leases provide for average annual rental payments of $1.6 million over the next 20 years. A complete summary of our future contractual obligations and commercial commitments as of December 31, 2011 can be found in our 2011 annual report on Form 10-K under Part I, Item 7. Management's Discussion and Analysis of financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments.

Dividends
On July 16, 2012, we declared a third quarter 2012 cash dividend of $0.08 per share on our common stock. The dividend of $7.3 million will be paid on August 13, 2012 to stockholders of record at the close of business on July 27, 2012. We anticipate future quarterly dividends, subject to the Board of Director's approval and compliance with our outstanding financing agreements.
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
We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. At June 30, 2012, we held approximately 4.8 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $55.24 per barrel. At June 30, 2012, the excess of the current cost of our crude oil, refined products, and other feedstocks and blendstocks inventories over aggregated LIFO costs was $136.0 million.
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
For the three months ended June 30, 2012, we had $60.0 million in net gains settled or accounted for using mark-to-market accounting. For the six months ended June 30, 2012, we had $193.8 million in net losses settled or accounted for using mark-to-market accounting. For the three and six months ended June 30, 2011, we had $31.0 million and $67.4 million, respectively, in net losses settled or accounted for using mark-to-market accounting.
At June 30, 2012, we had open commodity hedging instruments consisting of crude oil futures and finished product price swaps on a net 26,181,119 barrels primarily to fix the margin on a portion of our future gasoline and distillate production, and to protect the value of certain crude oil, finished product, and blendstock inventories. These open instruments had total unrealized net gain at June 30, 2012 of $23.7 million compared to total unrealized net gain of $182.1 million at December 31, 2011. These net unrealized gains consist of both short-term and long-term realized and non-cash unrealized gains and losses of $34.2 million in other current assets, $11.8 million in other assets, $19.4 million in current liabilities, and $2.9 million in other long-term liabilities as of June 30, 2012. A change of 10% in future crack spread swaps and inventory positions would result in an increase or decrease in the related fair values of the commodity hedging instruments of $2.4 million.
During the six months ended June 30, 2012 and 2011, we did not have any commodity based instruments that were designated and accounted for as fair value cash flow hedges.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1A. Risk Factors
A discussion of the risks we face can be found in our 2011 annual report on Form 10-K under Part I, Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2012, our board of directors authorized a share repurchase program of up to $200 million. We may repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions, accelerated share repurchase transactions, or otherwise, subject to market conditions, as well as corporate, regulatory, and other considerations. Our board of directors authorized this share repurchase program through July 31, 2013, but may discontinue the program at its discretion at any time prior to that date. As of July 27, 2012 we have not executed any share repurchases.

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
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	August 2, 2012
Gary R. Dalke	(Principal Financial Officer)