Form 10-Q
period 2012-09-30
Western Refining, Inc.
filed 2012-11-02
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of October 26, 2012, there were 88,412,556 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES
INDEX

Part I. Financial Information	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011	2

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosure About Market Risk	53

Item 4. Controls and Procedures	53

Part II. Other Information	54

Item 1A. Risk Factors	54

Item 6. Exhibits	55

Signatures	56

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, future operations, our expectations for margins and crack spreads, the discount between West Texas Intermediate, or WTI, crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, additions to pipeline capacity at Cushing, Oklahoma, crude oil production in the Permian Basin, taxes, capital expenditures, liquidity and capital resources, our working capital requirements, our planned share repurchases, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, future refining capacity, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
Forward-looking statements reflect our current expectations regarding future events, results, or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control that could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations, and cash flows.
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

i

•
effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, climate change, safety, tax and other laws, policies and regulations, including any that may result following the upcoming federal or state elections, and enforcement initiatives;

•	rulings, judgments, or settlements in litigation, tax, or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;

•	the price, availability, and acceptance of alternative fuels and alternative fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism including cyber-attacks, and other matters beyond our control; and

•
other factors discussed in more detail under Part II — Item 1A. Risk Factors in this Form 10-Q and under Part I — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, or 2011 10‑K, which are incorporated herein by this reference.

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
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$509,844	$170,829
Accounts receivable, trade, net of reserves for doubtful accounts of $1,390 and $1,884 for 2012 and 2011, respectively	423,514	275,478
Inventories	301,807	405,754
Prepaid expenses	100,900	163,530
Other current assets	131,557	195,064
Deferred income tax asset, net	9,586	—
Total current assets	1,477,208	1,210,655
Restricted cash	—	220,355
Property, plant, and equipment, net	1,065,444	995,316
Intangible assets, net	42,406	44,352
Other assets, net	35,072	99,666
Total assets	$2,620,130	$2,570,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$445,228	$384,523
Accrued liabilities	331,010	172,001
Deferred income tax liability, net	—	105,555
Current portion of long-term debt	203	3,595
Total current liabilities	776,441	665,674
Long-term liabilities:
Long-term debt, less current portion	495,586	800,395
Deferred income tax liability, net	268,610	262,492
Other liabilities	80,222	21,955
Total long-term liabilities	844,418	1,084,842
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 90,933,295 and 90,001,537 shares issued, respectively	909	900
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	609,954	599,645
Retained earnings	419,296	242,538
Accumulated other comprehensive loss, net of tax	(1,779)	(1,812)
Treasury stock, 994,370 and 698,006 shares, respectively at cost	(29,109)	(21,443)
Total stockholders’ equity	999,271	819,828
Total liabilities and stockholders’ equity	$2,620,130	$2,570,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$2,446,317	$2,397,139	$7,254,877	$6,794,611
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,207,424	2,053,409	6,343,610	5,854,320
Direct operating expenses (exclusive of depreciation and amortization)	127,884	109,159	360,257	337,571
Selling, general, and administrative expenses	26,986	27,153	80,083	75,987
Gain on disposal of assets, net	—	—	(1,891)	(3,630)
Maintenance turnaround expense	31,065	632	33,377	1,336
Depreciation and amortization	23,577	35,581	69,108	105,301
Total operating costs and expenses	2,416,936	2,225,934	6,884,544	6,370,885
Operating income	29,381	171,205	370,333	423,726
Other income (expense):
Interest income	165	114	560	345
Interest expense and other financing costs	(18,000)	(33,195)	(63,930)	(101,191)
Amortization of loan fees	(1,641)	(2,295)	(5,219)	(6,869)
Loss on extinguishment of debt	—	—	(7,654)	(4,641)
Other, net	(646)	(5,206)	637	(4,038)
Income before income taxes	9,259	130,623	294,727	307,332
Provision for income taxes	(2,961)	(45,695)	(103,429)	(110,108)
Net income	$6,298	$84,928	$191,298	$197,224

Net earnings per share:
Basic	$0.07	$0.94	$2.11	$2.17
Diluted	0.07	0.81	1.84	1.90
Weighted average common shares outstanding:
Basic	90,134	89,176	89,835	88,878
Diluted	90,134	109,935	110,412	109,733

Cash dividends declared per common share	$0.08	$—	$0.16	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$6,298	$84,928	$191,298	$197,224
Other comprehensive income before tax:
Defined benefit plans:
Reclassification of loss to income	18	22	53	64
Recognition of pension plan settlements	—	230	—	1,290
Other comprehensive income before tax	18	252	53	1,354
Income tax	(7)	(111)	(20)	(587)
Other comprehensive income, net of tax	11	141	33	767
Comprehensive income	$6,309	$85,069	$191,331	$197,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$191,298	$197,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,108	105,301
Commodity hedging instrument mark-to-market net unrealized loss	311,191	114,913
Reserve for doubtful accounts	16	182
Amortization of loan fees and original issue discount	17,163	20,416
Loss on extinguishment of debt	7,654	4,641
Stock-based compensation expense	6,127	6,168
Deferred income taxes	(109,023)	39,280
Excess tax benefit from stock-based compensation	4,191	3,218
(Gain) loss on disposal of assets	308	(3,803)
Changes in operating assets and liabilities:
Accounts receivable	(148,052)	(9,980)
Inventories	103,947	(25,151)
Prepaid expenses	62,630	(35,856)
Other assets	(54,377)	(40,052)
Accounts payable and accrued liabilities	132,233	33,792
Other long-term liabilities	1,883	(9,742)
Net cash provided by operating activities	596,297	400,551
Cash flows from investing activities:
Capital expenditures	(130,723)	(44,655)
Proceeds from the sale of assets	292	11,610
Decrease in restricted cash	220,355	—
Net cash provided by (used in) investing activities	89,924	(33,045)
Cash flows from financing activities:
Payments on long-term debt	(322,858)	(26,685)
Debt retirement fees	(1,415)	—
Proceeds from financing arrangement	—	12,322
Deferred financing costs	—	(7,202)
Purchase of treasury stock	(4,202)	—
Dividends paid	(14,540)	—
Excess tax benefit from stock-based compensation	(4,191)	(3,218)
Net cash used in financing activities	(347,206)	(24,783)
Net increase in cash and cash equivalents	339,015	342,723
Cash and cash equivalents at beginning of period	170,829	59,912
Cash and cash equivalents at end of period	$509,844	$402,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization
The “Company,” “Western,” “we,” “us,” and “our” may be used to refer to Western Refining, Inc. and, unless the context otherwise requires, our subsidiaries. Any references as of a date prior to September 16, 2005 (the date of Western Refining, Inc.’s formation) are to Western Refining Company, L.P. (“Western Refining LP”). On May 31, 2007, we completed the acquisition of Giant Industries, Inc. (“Giant”). Any references prior to this date exclude the operations of Giant.
We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate two refineries: one in El Paso, Texas and one near Gallup in the Four Corners region of Northern New Mexico. On December 29, 2011, we completed the sale of the Yorktown refining and terminal assets. Primarily, we operate in West Texas, Arizona, New Mexico, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also operate stand-alone refined product distribution terminals in Bloomfield and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of September 30, 2012, we also operated 222 retail service stations and convenience stores in Arizona, Colorado, New Mexico, and Texas; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, Maryland, and Virginia.
Our operations include three business segments: the refining group, the wholesale group, and the retail group. See Note 3, Segment Information, for further discussion of our business segments.
2. Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period.
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
Restricted Cash
Restricted cash reported in the Condensed Consolidated Balance Sheets at December 31, 2011 relates to proceeds from the sale of the Yorktown refinery and certain portions of our Southwest pipeline system that had not been expended in accordance with restrictions of our Term Loan Agreement and Senior Secured Fixed Rate Notes Indenture. As of September 30, 2012, all of the restricted cash was used to either repay amounts outstanding under the Term Loan Agreement, to fund capital expenditures, or to pay taxes due on the sale of the Yorktown refinery and portions of our Southwest pipeline system.
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
Refining Group. Our refining group currently operates two refineries: one in El Paso, Texas (the “El Paso refinery”) and one near Gallup, New Mexico (the “Gallup refinery”). The refining group also operates a crude oil transportation and pipeline gathering system in New Mexico, an asphalt plant in El Paso, two stand-alone refined product distribution terminals, and four asphalt terminals. Our refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. We purchase crude oil, other feedstocks, and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products through our retail service stations, our wholesale group, other independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. Net sales for the three and nine months ended September 30, 2012 includes $4.0 million in business interruption insurance recoveries related to a weather-related outage that occurred at our El Paso refinery in the first quarter of 2011.
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
Prior to September 2012, the refined products sold by our wholesale group in the Mid-Atlantic region were purchased from various third parties. On August 31, 2012, we transferred all of our Northeast wholesale inventories to a third party and entered into an exclusive supply and marketing agreement ("Supply Agreement") with the third party ("Supplier") covering activities related to our refined product supply, hedging, and sales in the Mid-Atlantic region. We accounted for the refined product inventory transfer as a product exchange with the net difference in settlement recorded in cost of products sold. Under the Supply Agreement, we will receive monthly distribution amounts from the Supplier equal to one-half of the amount by which our refined product sales price exceeds the Supplier's costs of acquiring, transporting and hedging (including net realized and unrealized hedging gains and losses) the refined product ("Refined Product Costs"). To the extent our refined product sales price does not exceed the Refined Product Costs during any month, we will pay one-half of that amount to the Supplier. Our payments to the Supplier are limited in an aggregate annual amount of $2.0 million. Further, during any month that our refined product sales price does not exceed the Refined Product Costs by an aggregate amount of $4 million for the calendar year, we will not receive monthly distribution amounts from the Supplier. We accrued $0.7 million for amounts due to the Supplier for the three and nine months ended September 30, 2012. The change in operations did not have a material impact on our wholesale group's operations for the three or nine months ended September 30, 2012.
Retail Group. Our retail group operates service stations that include convenience stores. Our service stations sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. Our wholesale group supplies the majority of the gasoline and diesel fuel that our retail group sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At September 30, 2012, the retail group operated 222 service

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

stations and convenience stores or kiosks located in Arizona, New Mexico, Colorado, and Texas, compared to 172 service stations and convenience stores at September 30, 2011.
Segment Accounting Principles. Operating income for each segment consists of net sales less cost of products sold; direct operating expenses; selling, general, and administrative expenses; net gain on disposal of assets; maintenance turnaround expense; and depreciation and amortization. Cost of products sold includes net realized and unrealized gains and losses related to our commodity hedging activities and reflects current costs adjusted, where appropriate, for last-in, first-out (“LIFO”) and lower of cost or market (“LCM”) inventory adjustments. Intersegment sales are reported at prices that approximate market.
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
The total assets of each segment consist primarily of cash and cash equivalents; inventories; net accounts receivable; net property, plant, and equipment; and other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents; various net accounts receivables; prepaid expenses; other current assets; net deferred income tax assets; net property, plant, and equipment; and other long-term assets.
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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2012 and 2011 are presented below:

	For the Three Months Ended September 30, 2012
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,055,969	$1,074,378	$315,970	$—	$2,446,317
Intersegment sales (1)	1,045,852	229,372	6,089	—

Operating income (loss) (2)	$40,814	$473	$4,759	$(16,665)	$29,381
Other income (expense), net					(20,122)
Income before income taxes					$9,259

Depreciation and amortization	$19,477	$922	$2,736	$442	$23,577
Capital expenditures	66,003	792	2,447	2,084	71,326

(1)	Intersegment sales of $1,281.3 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining cost of products sold includes $199.9 million in net realized and unrealized economic hedging losses and wholesale cost of products sold includes $26.0 million in net realized economic hedging losses for the three months ended September 30, 2012.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended September 30, 2012
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$3,264,768	$3,100,396	$889,713	$—	$7,254,877
Intersegment sales (1)	3,152,264	639,440	18,685	—

Operating income (loss) (2)	$384,965	$21,058	$13,137	$(48,827)	$370,333
Other income (expense), net					(75,606)
Income before income taxes					$294,727

Depreciation and amortization	$56,828	$2,826	$7,858	$1,596	$69,108
Capital expenditures	120,320	2,415	5,325	2,663	130,723
Total assets at September 30, 2012	1,600,497	261,901	195,728	562,004	2,620,130

(1)	Intersegment sales of $3,810.4 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining cost of products sold includes $396.1 million in net realized and unrealized economic hedging losses and wholesale cost of products sold includes $23.6 million in net realized economic hedging losses for the nine months ended September 30, 2012.

	For the Three Months Ended September 30, 2011
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,089,496	$1,056,128	$251,515	$—	$2,397,139
Intersegment sales (1)	1,189,526	195,638	6,486	—

Operating income (loss) (2)	$171,446	$12,707	$2,482	$(15,430)	$171,205
Other income (expense), net					(40,582)
Income before income taxes					$130,623

Depreciation and amortization	$31,440	$1,033	$2,410	$698	$35,581
Capital expenditures	15,392	193	2,851	217	18,653

(1)	Intersegment sales of $1,391.7 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining cost of products sold includes $115.4 million in net realized and unrealized economic hedging losses and wholesale cost of products sold includes $9.5 million in net realized and unrealized economic hedging gains for the three months ended September 30, 2011.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended September 30, 2011
	Refining Group (2)	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$3,119,809	$3,024,418	$650,384	$—	$6,794,611
Intersegment sales (1)	3,128,556	529,369	19,779	—

Operating income (loss) (3)	$431,671	$30,275	$6,689	$(44,909)	$423,726
Other income (expense), net					(116,394)
Income before income taxes					$307,332

Depreciation and amortization	$92,633	$3,257	$7,232	$2,179	$105,301
Capital expenditures	33,918	1,641	8,171	925	44,655
Total assets at September 30, 2011	2,118,314	285,176	165,960	451,940	3,021,390

(1)	Intersegment sales of $3,677.7 million have been eliminated in consolidation.

(2)
Included in refining assets were $657.4 million in long-lived and intangible assets related to the Yorktown facility and a section of our New Mexico pipeline. On December 29, 2011, we completed sales transactions to dispose of these refining group assets.

(3)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining cost of products sold includes $179.5 million in net realized and unrealized economic hedging losses and wholesale cost of products sold includes $6.2 million in net realized and unrealized economic hedging gains for the nine months ended September 30, 2011.

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

Level 2
Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs that are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable and cannot be corroborated by market data or other entity-specific inputs.
The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximated their fair values at September 30, 2012 and December 31, 2011 due to their short-term maturities. The following tables represent our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and the basis for that measurement:

		Fair Value Measurement at September 30, 2012 Using
	Carrying Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Commodity hedging contracts	$4,904	$—	$4,904	$—
Financial liabilities:
Commodity hedging contracts	$133,982	$—	$130,472	$3,510

		Fair Value Measurement at December 31, 2011 Using
	Carrying Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Commodity hedging contracts	$183,179	$—	$180,548	$2,631
Financial liabilities:
Commodity hedging contracts	$1,066	$—	$1,066	$—
Commodity hedging contracts designated as Level 3 financial assets relate to jet fuel crack spread swaps with contract maturity dates in 2014 and 2015. We based the fair value of these instruments upon similar contracts with quoted market prices that have a strong historical correlation in pricing to the jet fuel crack spread swaps. Both historically and in observable future contracts, there has been an average differential of $0.756 per barrel greater for the jet fuel crack spread swaps to the quoted market prices for ultra-low sulfur diesel crack spread swaps. This differential was the basis for valuing the jet fuel crack spread swaps that mature in 2014 and 2015.
Carrying amounts of commodity hedging contracts reflected as financial assets are included in both current and non-current other assets in the Condensed Consolidated Balance Sheets. Carrying amounts of commodity hedging contracts reflected as financial liabilities are included in both accrued and other long-term liabilities in the Condensed Consolidated Balance Sheets. Included in the carrying amounts of commodity hedging contracts are fair value adjustments, respective to each counterparty with whom we enter into contracts, called credit valuation adjustments ("CVA"). CVAs are intended to adjust the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

fair value of counterparty contracts as a function of a counterparty's credit rating and reflect the credit quality of each counterparty to arrive at contract fair values.
The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to commodity price swap contracts) for the three and nine months ended September 30, 2012.

	Three Months Ended	Nine Months Ended
	September 30, 2012
	(In thousands)
Asset amount at beginning of period	$1,106	$2,631
Change in fair value	(3,128)	(3,629)
Fair value of trades entered into during the period	(1,488)	(2,512)
Fair value on date of settlement of open contracts at beginning of period	—	—
Liability balance at end of period	$(3,510)	$(3,510)
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in an estimated fair value change of $0.4 million.
As of September 30, 2012 and December 31, 2011, the carrying amount and estimated fair value of our debt was as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Carrying amount	$495,789	$803,990
Fair value	899,944	997,693
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
5. Inventories
Inventories were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Refined products (1)	$112,825	$199,848
Crude oil and other raw materials	158,321	179,039
Lubricants	14,126	11,985
Convenience store merchandise	16,535	14,882
Inventories	$301,807	$405,754

(1)
Includes $18.5 million and $76.5 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at September 30, 2012 and December 31, 2011, respectively. The decrease in our FIFO inventories from December 31, 2011 is primarily due to the sale of our wholesale group's Mid-Atlantic refined product inventories during the third quarter of 2012 in connection with the execution of an exclusive supply and marketing agreement with a third party. See Note 3, Segment Information for further discussion.

We value refinery inventories of crude oil, other raw materials, and asphalt inventories at the lower of cost or market using the LIFO valuation method. Other than refined products inventories valued using the FIFO method held by our retail and wholesale groups, refined products inventories are valued using the LIFO valuation method. Lubricants and convenience store merchandise are valued using the FIFO valuation method.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2012 and December 31, 2011, refined products valued under the LIFO method and crude oil and other raw materials totaled 4.7 million barrels and 5.2 million barrels, respectively. At September 30, 2012, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $195.9 million. At December 31, 2011, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $213.7 million.
During the three months ended September 30, 2012 and 2011, cost of products sold included net non-cash charges of $60.0 million and net non-cash credits of $48.9 million, respectively, from changes in our LIFO reserves. During the nine months ended September 30, 2012 and 2011, cost of products sold included net non-cash credits of $17.8 million and net non-cash charges of $6.9 million, respectively, from changes in our LIFO reserves.
During the three and nine months ended September 30, 2011, we recorded LIFO liquidations caused by permanently decreased levels in inventory volumes that were consistent with our expectations of 2011 year-end inventory levels of certain refined products, crude oil, and other raw materials. The effect of these liquidations increased gross profit by $1.3 million, net income by $0.9 million, and net earnings per diluted share by $0.01 for the three months ended September 30, 2011. The effect of these liquidations increased gross profit by $1.3 million, net income by $0.8 million, and net earnings per diluted share by $0.01 for the nine months ended September 30, 2011. There were no LIFO liquidations during the nine months ended September 30, 2012.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012			December 31, 2011
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	1,640	$94,334	$57.52	1,896	$123,335	$65.05
Crude oil and other	3,053	158,321	51.86	3,289	179,039	54.44
	4,693	$252,655	53.84	5,185	$302,374	58.32
6. Prepaid Expenses
Prepaid expenses were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Prepaid crude oil and other raw materials inventories	$74,899	$111,521
Prepaid insurance and other	26,001	52,009
Prepaid expenses	$100,900	$163,530
7. Other Current Assets
Other current assets were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Margin account deposits	$71,076	$10,820
Material and chemical inventories	26,343	27,196
Exchange and other receivables	17,854	6,797
Excise and other taxes receivable	11,103	22,149
Unrealized hedging gains	5,181	128,102
Other current assets	$131,557	$195,064

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Property, Plant, and Equipment, Net
Property, plant, and equipment, net was as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Refinery facilities and related equipment	$1,056,835	$1,013,169
Pipelines, terminals, and transportation equipment	75,792	75,172
Retail and wholesale facilities and related equipment	215,673	198,060
Other	22,770	22,287
Construction in progress	122,904	55,062
	1,493,974	1,363,750
Accumulated depreciation	(428,530)	(368,434)
Property, plant, and equipment, net	$1,065,444	$995,316
Depreciation expense was $22.8 million and $66.6 million for the three and nine months ended September 30, 2012, respectively, and $34.4 million and $101.8 million for the three and nine months ended September 30, 2011, respectively.
9. Intangible Assets, Net
Intangible assets, net were as follows:

	September 30, 2012			December 31, 2011			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,426	$(8,574)	$11,852	$20,426	$(7,384)	$13,042	7.5
Customer relationships	7,300	(2,148)	5,152	7,300	(1,758)	5,542	9.9
Rights-of-way and other	7,658	(3,683)	3,975	8,163	(3,346)	4,817	4.6
	35,384	(14,405)	20,979	35,889	(12,488)	23,401
Unamortizable assets:
Trademarks	4,800	—	4,800	4,800	—	4,800
Liquor licenses	16,627	—	16,627	16,151	—	16,151
	$56,811	$(14,405)	$42,406	$56,840	$(12,488)	$44,352
Intangible asset amortization expense for the three and nine months ended September 30, 2012 was $0.7 million and $2.2 million, respectively, based on estimated useful lives ranging from 3 to 15 years. Intangible asset amortization expense for the three and nine months ended September 30, 2011 was $1.1 million and $3.2 million, respectively, based on estimated useful lives ranging from 6 to 20 years. Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2012	$812
2013	3,039
2014	2,849
2015	2,371
2016	2,200
2017	2,259

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Other Assets, Net
Other assets, net of amortization, were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Unamortized loan fees	$24,341	$33,086
Unrealized hedging gains	—	54,208
Other	10,731	12,372
Other assets, net of amortization	$35,072	$99,666
11. Accrued and Other Long-Term Liabilities
Accrued liabilities were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Income taxes	$110,311	$52,795
Fair value of open commodity hedging positions, net	88,475	198
Payroll and related costs	36,057	42,111
Excise taxes	33,818	32,000
Property taxes	21,089	13,216
Professional and other	19,706	19,859
Interest	14,413	2,310
Environmental reserves	3,209	3,343
Banking fees and other financing	2,873	3,708
Pension obligation	1,059	2,461
Accrued liabilities	$331,010	$172,001
During the third quarter of 2012, we increased our property tax accrual estimate by $8.7 million resulting from revised property appraisal rolls for 2012. We believe the appraised property values to be in error and have filed a lawsuit in state district court to appeal this appraised value.
Other long-term liabilities were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Fair value of open commodity hedging positions, net	$49,071	$—
Capital lease obligations	10,196	3,337
Retiree plan obligations	5,866	5,745
Asset retirement obligations	4,988	4,736
Environmental reserves	4,783	2,428
Other	5,318	5,709
Other long-term liabilities	$80,222	$21,955
As of September 30, 2012, we had environmental liability accruals of $8.0 million, of which $3.2 million was in accrued liabilities. A portion of these liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%. Environmental liabilities of $6.7 million accrued at September 30, 2012 have not been discounted. As of September 30, 2012, the unescalated, undiscounted environmental reserve related to discounted liabilities totaled $1.5 million, leaving $0.2 million to be accreted over time.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes our environmental liability accruals:

	December 31, 2011	Increase (Decrease)	Payments	September 30, 2012
	(In thousands)
Discounted liabilities	$4,295	$(2,612)	$(358)	$1,325
Undiscounted liabilities	1,476	5,767	(576)	6,667
Total environmental liabilities	$5,771	$3,155	$(934)	$7,992
12. Long-Term Debt
Long-term debt was as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $19,775 and $21,986 for 2012 and 2011, respectively	$305,225	$303,014
5.75% Convertible Senior Notes, due 2014, net of conversion feature of $25,455 and $34,999 for 2012 and 2011, respectively	189,995	180,451
Term Loan, net of unamortized discount of $2,901 for 2011, with average interest rates of 7.50% and 8.56% for the nine months ended September 30, 2012 and 2011, respectively	—	319,661
5.50% promissory note, due 2015	569	864
Revolving Credit Agreement	—	—
Long-term debt	495,789	803,990
Current portion of long-term debt	(203)	(3,595)
Long-term debt, net of current portion	$495,586	$800,395

Outstanding amounts under the Revolving Credit Agreement, if any, are included in the current portion of long-term debt.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest expense and other financing costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Contractual interest:
11.25% Senior Secured Notes	$9,141	$9,141	$27,422	$27,422
Senior Secured Floating Rate Notes	—	7,555	—	22,418
5.75% Convertible Senior Notes	3,097	3,097	9,291	9,291
Term Loan	—	6,213	9,458	21,027
Revolving Credit Agreement	—	—	—	631
	12,238	26,006	46,171	80,789
Amortization of original issuance discount:
11.25% Senior Secured Notes	766	561	2,212	1,949
Senior Secured Floating Rate Notes	—	1,008	—	3,012
5.75% Convertible Senior Notes	3,312	2,899	9,544	8,354
Term Loan	—	116	188	232
	4,078	4,584	11,944	13,547
Other interest expense	2,100	2,726	7,275	8,520
Capitalized interest	(416)	(121)	(1,460)	(1,665)
Interest expense and other financing costs	$18,000	$33,195	$63,930	$101,191
We amortize original issue discounts using the effective interest method over the respective term of the debt.
On December 21, 2011, we redeemed the Senior Secured Floating Rate Notes at a repurchase price of $288.8 million, representing a premium on redemption of the notes of 5.0% above the face value of $275.0 million. Prior to December 21, 2011, the Senior Secured Floating Rate Notes paid interest quarterly at a per annum rate, reset quarterly, equal to three-month LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50%.
The Convertible Senior Notes are presently convertible at the option of the holder. The current conversion rate is 93.3790 to each $1,000 of principal amount of Convertible Senior Notes. The Convertible Senior Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds 130% of the applicable conversion price in effect for the Notes on the last trading day of the immediately preceding calendar quarter for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any Convertible Senior Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash, or a combination thereof.
     On March 29, 2011, we entered into an amended and restated Term Loan Credit Agreement ("Term Loan"). To effect this amendment and restatement, we paid $3.7 million in amendment fees. As a result of this amendment, we recognized a $4.6 million loss on extinguishment of debt. In addition to our scheduled Term Loan payment of $0.8 million made during the first quarter of 2012, we made non-mandatory prepayments of $30.0 million and $291.8 million during the first and second quarters of 2012, respectively. As a result of the repayment of the Term Loan, we recognized a loss on extinguishment of debt of $7.7 million.
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
As of September 30, 2012, we had gross availability under the Revolving Credit Agreement of $646.6 million, of which $295.9 million was used for outstanding letters of credit. We had no direct borrowings under the Revolving Credit Agreement at September 30, 2012.

13. Stockholders' Equity
Changes to stockholders' equity during the nine months ended September 30, 2012 were as follows:

Stockholders' Equity
(In thousands)
Balance at December 31, 2011	$819,828
Net income	191,298
Other comprehensive income, net of tax	33
Dividends	(14,540)
Stock-based compensation	6,127
Excess tax benefit from stock-based compensation	4,191
Purchase of treasury stock	(7,666)
Balance at September 30, 2012	$999,271

On July 18, 2012, our board of directors authorized a share repurchase program of up to $200 million. We may repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions, accelerated share repurchase transactions, or otherwise subject to market conditions, as well as corporate, regulatory, and other considerations. Our board of directors authorized this share repurchase program through July 31, 2013, but may discontinue the program at its discretion at any time prior to that date. During the third quarter of 2012, we purchased 296,364 shares as part of our share repurchase program at a cost of $7.7 million. As of October 26, 2012, we have purchased an additional 2,239,091 shares at a cost of $55.1 million.
14. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rate for the three and nine months ended September 30, 2012 was 32.0% and 35.1%, respectively. The effective tax rate for the three months ended September 30, 2012 was lower than the statutory rate primarily due to various discrete items. The effective tax rate for the nine months ended September 30, 2012 was slightly higher than the statutory rate primarily due to state tax obligations offset, in part, by the generation of new federal tax credits. Compared to the federal statutory rate of 35%, our effective tax rate for the three and nine months ended September 30, 2011 was 35.0% and 35.8%, respectively. The effective tax rate for the nine month period was slightly higher than the statutory rate primarily due to state tax obligations.
The Internal Revenue Service (the “IRS”) is presently conducting an examination of our tax years ending December 31, 2009 and December 31, 2010. That examination is in progress, and no adjustments have been proposed. The IRS has completed an examination of our tax years ending December 31, 2007 and December 31, 2008. For the 2007 and 2008 years, the IRS has proposed adjustments, but we disagree with the proposed adjustments and are pursuing our administrative remedies. For our tax year ending December 31, 2006, the IRS has completed an examination and has proposed adjustments. We have filed a petition in Tax Court challenging the 2006 adjustments. We do not believe the results of any of these examinations, appeals, or litigation will have a material adverse effect on our financial position, operations or cash flows, but the timing and the results of final determinations on these matters remains uncertain.
We believe that it is more likely than not that the benefit from certain state net operating loss (“NOL”) carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $23.2 million was provided against the deferred tax assets relating to these NOL carryforwards at September 30, 2012. We have reduced the valuation allowance for the Yorktown NOL carryforwards by $0.5 million from December 31, 2011.
As of September 30, 2012, we have recorded a liability of $2.2 million for unrecognized tax benefits, all of which would affect our effective tax rate if recognized.
15. Retirement Plans
We fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in our financial statements.
Pensions
Through December 31, 2011, we had distributed $20.0 million from plan assets to plan participants of the Yorktown cash balance plan. No distributions were made during the nine months ended September 30, 2012. In connection with the sale of the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Yorktown refinery during the fourth quarter of 2011, we announced our intent to terminate the Yorktown cash balance plan covering certain previous Yorktown refinery employees. Such termination is subject to regulatory approval and may take several months. We have contributed $1.5 million to the Yorktown cash balance plan through September 30, 2012, and expect to contribute an additional $1.0 million during 2012, depending upon the plan's status at the end of 2012.
The components of the net periodic benefit cost associated with our pension plan for certain previous employees of the Yorktown refinery were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net periodic benefit cost includes:
Service cost	$—	$—	$—	$—
Interest cost	55	125	165	375
Amortization of net actuarial loss	8	25	23	75
Expected return on assets	(23)	(33)	(68)	(98)
Settlement expense	—	230	—	1,290
Plan amendments	—	(105)	—	(105)
Net periodic benefit cost	$40	$242	$120	$1,537
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Postretirement Obligations
The components of the net periodic benefit cost associated with our postretirement medical benefit plans covering certain employees at our El Paso refinery and previous employees of the Yorktown refinery were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net periodic benefit cost includes:
Service cost	$33	$20	$98	$60
Interest cost	62	56	187	169
Amortization of net actuarial (gain) loss	10	(3)	30	(11)
Net periodic benefit cost	$105	$73	$315	$218
Our benefit obligation at December 31, 2011 for our postretirement medical benefit plans was $6.0 million. We fund our medical benefit plans on an as-needed basis.
Defined Contribution Plan
We sponsor a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to the plan and invest in various investment options. We make a Safe Harbor matching contribution to the account of each participant who is covered under the collective bargaining agreement with the International Union of Operating Engineers in El Paso and who has completed 12 months of service equal to 250% of the first 4% of compensation beginning February 1, 2012. During January 2012, the safe harbor matching contribution was 200% of the first 4% of compensation. In addition, participants who were covered by the settlement agreement with the International Union of Operating Engineers in El Paso received a contribution equal to 3% of the compensation paid between January 1, 2012 and January 31, 2012. For all other employees, we matched 1% up to a maximum of 4% of eligible compensation for each 1% of eligible compensation contributed, provided the participant had a minimum of one year of service with Western. For the three and nine months ended September 30, 2012 and 2011, we expensed $1.3 million, $3.8 million, $1.5 million, and $4.3 million, respectively, in connection with this plan.
16. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the nine months ended September 30, 2012, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
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
The fair value of these contracts is reflected in the Condensed Consolidated Balance Sheets and the related net gain or loss is recorded within cost of products sold in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking the hedging instruments to market at each period end. At September 30, 2012, we had open commodity hedging instruments consisting of crude oil and refined product futures and price swaps on 117,429 net barrels to protect the value of certain crude oil, refined product, and blendstock inventories and crack spread swaps on 27,432,500 barrels primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at September 30, 2012 was a net unrealized loss of $129.1 million comprised of both short-term and long-term unrealized gains and losses. The September 30, 2012 net unrealized loss consists of $9.4 million in other current assets, $89.4 million in current liabilities, and $49.1 million in other long-term liabilities. At December 31, 2011, we had open commodity hedging instruments consisting of crude oil and refined product futures and price swaps on 933,000 barrels and refined product price and crack spread swaps on

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

29,282,500 barrels. The fair value of the outstanding contracts at December 31, 2011 was a net unrealized gain of $182.1 million comprised of both short-term and long-term unrealized gains and losses. The December 31, 2011 net unrealized gain consists of $128.1 million in other current assets, $54.2 million in other assets, and $0.2 million in other long-term liabilities.
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
As of September 30, 2012, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2012	2013	2014	2015
Inventory positions (futures and swaps):
Crude oil and refined products — net short (long) positions	122	(5)	—	—
Refined product positions (crack spread swaps):
Distillate — net short positions	2,200	9,108	8,400	3,750
Unleaded gasoline — net short positions	2,450	1,375	150	—
Cost of products sold for the three months ended September 30, 2012 includes $73.1 million in realized losses and $152.8 million in non-cash unrealized net losses from our economic hedging activities. For the nine months ended September 30, 2012, the realized net loss was $108.5 million and the non-cash unrealized net loss was $311.2 million from our economic hedging activities. Cost of products sold for the three months ended September 30, 2011, includes $11.3 million in realized and $94.6 million in non-cash unrealized net losses. For the nine months ended September 30, 2011, we recognized $58.4 million in realized and $114.9 million in non-cash unrealized net losses.
17. Stock-Based Compensation
We have two share-based compensation plans, the Western Refining 2006 Long-Term Incentive Plan (the “2006 LTIP”) and the 2010 Incentive Plan of Western Refining (the “2010 Incentive Plan”) that allow for restricted share awards and restricted share unit awards. As of September 30, 2012, there were 39,896 and 3,207,611 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans generally vest over a three-year period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of September 30, 2012, there were 712,722 and 399,476 restricted shares and restricted share units not vested, respectively, outstanding.
We recorded stock compensation expense of $1.9 million and $6.1 million for the three and nine months ended September 30, 2012 of which $0.1 million and $0.3 million was included in direct operating expenses and $1.8 million and $5.8 million in selling, general, and administrative expenses, respectively. The excess tax benefit related to the restricted shares that vested during the three and nine months ended September 30, 2012 was $0.5 million and $3.9 million, respectively, using a statutory blended rate of 37.54%. The aggregate fair value at the grant date of the restricted shares that vested during the three and nine months ended September 30, 2012 was $0.4 million and $5.3 million, respectively. The related aggregate intrinsic value of these restricted shares for the three and nine months ended September 30, 2012 was $1.7 million and $15.7 million, respectively, at the vesting date.
The excess tax benefit related to the restricted share units that vested during both the three and nine months ended September 30, 2012 was $0.2 million and $0.3 million, respectively, using a statutory blended rate of 37.54%. The aggregate fair value at the grant date of the restricted share units that vested during both the three and nine months ended September 30, 2012 was $0.8 million and $2.1 million, respectively. The related aggregate intrinsic value of these restricted share units for the three and nine months ended September 30, 2012 was $1.4 million and $2.9 million, respectively, at the vesting date.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We recorded stock compensation expense of $2.0 million and $6.2 million for the three and nine months ended September 30, 2011 of which $0.2 million and $0.8 million was included in direct operating expenses and $1.8 million and $5.4 million in selling, general, and administrative expenses, respectively. The excess tax benefit related to the shares that vested during the three and nine months ended September 30, 2011 was $0.3 million and $3.1 million using a statutory blended rate of 37.54%. The aggregate fair value at the grant date of the shares that vested during the three and nine months ended September 30, 2011 was $0.9 million and $7.3 million, respectively. The related aggregate intrinsic value of these shares was $1.7 million and $15.7 million, respectively, at the vesting date.
As of September 30, 2012, the aggregate fair value at grant date of outstanding restricted shares and restricted share units was $4.2 million and $7.2 million, respectively. The aggregate intrinsic value of outstanding restricted shares and restricted share units was $18.7 million and $10.5 million, respectively. The unrecognized compensation cost of restricted shares and restricted share units not vested was $2.3 million and $5.5 million, respectively. Unrecognized compensation costs for restricted shares and restricted share units will be recognized over a weighted average period of approximately 0.58 years and 2.08 years, respectively.
The following table summarizes our restricted share unit and restricted share activity for the three and nine months ended September 30, 2012:

	Restricted Share Units		Restricted Shares
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Not vested at December 31, 2011	316,917	$16.09	1,511,242	$6.29
Awards granted	162,748	18.13	—	—
Awards vested	—	—	(698,771)	6.61
Awards forfeited	(2,980)	16.78	—	—
Not vested at March 31, 2012	476,685	16.78	812,471	6.06
Awards granted	30,444	19.71	—	—
Awards vested	(77,447)	16.35	(34,643)	9.02
Awards forfeited	—	—	—	—
Not vested at June 30, 2012	429,682	17.07	777,828	5.92
Awards granted	25,585	26.69	—	—
Awards vested	(55,791)	15.35	(65,106)	5.71
Awards forfeited	—	—	—	—
Not vested at September 30, 2012	399,476	17.93	712,722	5.94
18. Earnings Per Share
We follow the provisions related to the accounting treatment of certain participating securities for the purpose of determining earnings per share. These provisions address share-based payment awards that have not vested and that contain nonforfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 17, Stock-Based Compensation, we granted shares of restricted stock to certain employees and outside directors. Although ownership of these shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. Accordingly, we utilize the two-class method to determine our earnings per share.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income	$6,298	$84,928	$191,298	$197,224
Distributed earnings	(7,274)	—	(14,540)	—
Income allocated to participating securities	—	(1,533)	(1,974)	(4,193)
Undistributed income (loss) available to common shareholders	$(976)	$83,395	$174,784	$193,031

Weighted-average number of common shares outstanding:	90,134	89,176	89,835	88,878
Basic earnings per common share:
Distributed earnings per share	$0.08	$—	$0.16	$—
Undistributed earnings (loss) per share	(0.01)	0.94	1.95	2.17
Basic earnings per common share	$0.07	$0.94	$2.11	$2.17

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Diluted earnings per common share:
Net income	$6,298	$84,928	$191,298	$197,224
Tax effected interest related to convertible debt	—	3,745	11,765	11,021
Net income available to common stockholders, assuming dilution	$6,298	$88,673	$203,063	$208,245

Weighted-average diluted common shares outstanding:	90,134	109,935	110,412	109,733

Diluted earnings per common share:	$0.07	$0.81	$1.84	$1.90

The following table reflects potentially dilutive securities that were excluded from the diluted earnings per common share calculation as the effect of including such shares would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Common equivalent shares from Convertible Senior Notes	20,119	—	—	—
Restricted stock	513	—	—	—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A shareholder's interest in our common stock could become diluted as a result of vestings of restricted shares and restricted share units and the conversion of our Convertible Senior Notes into actual shares of our common stock. In calculating our fully diluted earnings per common share, we consider the impact of restricted shares and restricted share units that have not vested and common equivalent shares related to our Convertible Senior Notes. We include restricted shares and restricted share units that have not vested in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price. Common equivalent shares from our Convertible Senior Notes are generally included in our diluted earnings calculation when net income exceeds certain thresholds above which the effect of the shares becomes dilutive. We calculate the volume of these shares by applying the current 2012 conversion rate of 93.3790 to each $1,000 of principal amount of Convertible Senior Notes. Prior to 2012, the conversion rate was 92.5926.
The table below summarizes our cash dividends declared and paid through October 26, 2012:

	2012
	Declaration Date	Record Date	Payment Date	Dividend per common share	Total Payment (in thousands)
First quarter	January 4	January 19	February 13	$0.04	$3,633
Second quarter	March 29	April 19	May 14	0.04	3,633
Third quarter	July 16	July 27	August 13	0.08	7,274
Fourth quarter (1)	October 16	October 26	November 9	0.08
Total					$14,540

(1) The fourth quarter 2012 cash dividend of $0.08 per common share will result in an aggregate payment of $7.1 million.
19. Cash Flows
Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2012 or December 31, 2011 included in the Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Income taxes paid (refunded)	$145,959	$40,803
Interest paid, excluding amounts capitalized	42,266	81,627
Non-cash investing and financing activities were as follows:

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Treasury stock purchased, not yet settled	$3,464	$—
Increase in debt from modification of long-term debt agreement	—	8,193
Reduction of long-term debt for original issue discount	—	3,250
Reduction of debt proceeds to pay accrued interest	—	1,250
Assets acquired through capital lease obligations and promissory note	7,064	4,391
Debt costs incurred for modification of long-term debt agreement	—	3,693

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
El Paso Refinery
Prior spills, releases and discharges of petroleum or hazardous substances have impacted the groundwater and certain solid waste management units and other areas at and adjacent to the El Paso refinery. We are currently in the remediation process, in conjunction with Chevron U.S.A., Inc. (“Chevron”), for these areas pursuant to certain agreed administrative orders with the Texas Commission on Environmental Quality (the “TCEQ”; previously known as the Texas Natural Resources Conservation Commission). Pursuant to our purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate its solid waste management units in accordance with its Resource Conservation Recovery Act (“RCRA”) permit, which Chevron has fulfilled. Chevron also retained control of and liability for certain groundwater remediation responsibilities that are ongoing.
In May 2000, we entered into an Agreed Order with the TCEQ for remediation of the south side of the El Paso refinery property. We purchased a non-cancelable Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy that covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20.0 million. In addition, a subsidiary of Chevron is obligated under a settlement agreement to pay 60% of any Agreed Order environmental clean-up costs that exceed the $20.0 million policy coverage. Under the policy, environmental costs outside the scope of the Agreed Order are covered up to $20.0 million and require that we pay a deductible of $0.1 million per incident as well as any costs that exceed the covered limits of the insurance policy.
On June 30, 2011, the U.S. Environmental Protection Agency (the “EPA”) filed notice with the federal district court in El Paso that we and the EPA entered into a proposed Consent Decree under the Petroleum Refinery Enforcement Initiative (“EPA Initiative”). On September 2, 2011, the court entered the Consent Decree. Under the EPA Initiative, the EPA is investigating industry-wide noncompliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into similar consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. The Consent Decree does not require any soil or groundwater remediation or clean-up.
Based on the terms of the Consent Decree and current information, we estimate the total capital expenditures necessary to address the Consent Decree issues would be approximately $51.0 million, of which we have already expended $39.4 million, including $15.2 million for the installation of a flare gas recovery system completed in 2007 and $24.2 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers through September 2012. We estimate remaining expenditures of approximately $11.6 million for the NOx emission controls on heaters and boilers during 2012 and 2013. This amount is included in our estimated capital expenditures for regulatory projects. Under the terms of the Consent Decree, we paid a civil penalty of $1.5 million in September 2011.
In 2004 and 2005, the El Paso refinery applied for and was issued a Texas Flexible Permit by the TCEQ, under which the refinery continues to operate. However, there is an ongoing dispute between the EPA and the Texas Attorney General as to the validity of the state-issued permits. Although we believe our Texas Flexible Permit is federally enforceable, we have applied with the TCEQ for a permit amendment to obtain a State Implementation Plan ("SIP"), approved state air quality permit to address concerns raised by the EPA about all flexible permits. We anticipate receiving the Texas SIP approved permit by the end of 2012. Based on our review of the draft permit, no additional capital expenditures are required.
In September 2010, we received a notice of intent to sue under the Clean Air Act from several environmental groups. While not entirely clear, the notice apparently contends that our El Paso refinery is not operating under a valid permit or

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

permits because the EPA has disapproved the TCEQ Flexible Permits program and that our El Paso refinery may have exceeded certain emission limitations under its permit. We dispute these claims and maintain that the El Paso refinery is properly operating, and has not exceeded emissions limitations, under the validly issued TCEQ permit. We intend to defend ourselves accordingly.
Four Corners Refineries
Four Corners 2005 Consent Agreements. In July 2005, as part of the EPA Initiative, Giant reached an administrative settlement with the New Mexico Environment Department (the “NMED”) and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico (the “2005 NMED Agreement”). In January 2009, we and the NMED agreed to an amendment of the 2005 administrative settlement with the NMED (the “2009 NMED Amendment”), which altered certain deadlines and allowed for alternative air pollution controls.
In November 2009, we indefinitely suspended refining operations at the Bloomfield refinery. We currently operate the site, including certain remaining tanks and refinery equipment, as a standalone products distribution terminal and crude storage facility for our Gallup refinery. An amendment to the 2009 NMED Amendment, which became effective June 25, 2012, reflects the indefinite suspension as of 2009.
Based on current information and the 2009 NMED Amendment as amended in June 2012 to reflect the indefinite suspension of refining operations at our Bloomfield facility and to delay NOx controls on heaters, boilers, and Fluid Catalytic Cracking Unit (the "FCCU") at our Gallup refinery, we estimate $48.0 million in total capital expenditures after January 2009. We expended $11.3 million through 2011 and $30.0 million during the first nine months of 2012. We expect to spend the remaining $6.7 million during the last three months of 2012 and 2013. These capital expenditures are primarily for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx, and particulate matter from our Gallup refinery. The 2009 NMED Amendment also provided for a $2.3 million penalty. We completed payment of the penalty between November 2009 and September 2010 to fund Supplemental Environmental Projects. We paid an additional penalty of $0.4 million in July 2012 associated with the June 2012 amendment. We do not expect implementation of the requirements in the 2009 NMED Amendment, as amended in June 2012, to result in any soil or groundwater remediation or clean-up costs.
Bloomfield 2007 NMED Remediation Order. In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007 have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures, and implement corrective measures. Prior to July 2007, with the approval of the NMED and the New Mexico Oil Conservation Division, we placed into operation certain remediation measures which remain operational. As of September 30, 2012, we have expended $3.1 million and have accrued the remaining estimated costs of $4.1 million for implementing the investigation, interim measures, and the reasonably known corrective actions of the order.
Gallup 2007 Resource Conservation Recovery Act Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (“the Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. We reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. Between September 2010 and July 2012, the EPA demanded and we have paid penalties totaling $0.2 million pursuant to the settlement. We do not expect implementation of the requirements in the final settlement will result in any additional soil or groundwater remediation or clean-up costs not otherwise required. We estimate capital expenditures of approximately $38.8 million to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. We expended $20.8 million through 2011 and $16.1 million during the first nine months of 2012 on the upgrade of the wastewater treatment plant. We expect to spend the remaining $1.9 million during the last three months of 2012. The final settlement deadline was modified in September 2010 to establish May 31, 2012 as the deadline for completing startup of the upgraded plant, however, after negotiating an extension with the EPA, startup was completed on August 12, 2012.
Gallup 2010 NMED AQB Compliance Order. In October 2010, the NMED Air Quality Bureau (the “NMED AQB”) issued the Gallup refinery a Compliance Order alleging certain violations related to compressor engines and demanded a penalty of $0.6 million. Although we believe no violations occurred and the assessment of a penalty is not appropriate, we paid a $0.4 million penalty in June 2011 to reach a settlement with the NMED AQB.

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
In December 2011, our subsidiaries sold the Yorktown refinery, an adjacent 83 acre parcel of land, and all other related real estate and assets. As part of this transaction, the purchaser agreed to assume all obligations and remaining work required by the EPA. The purchaser agreed to indemnify us for costs associated with the EPA order, following the sale, with the exception of the completion and related liability for construction of the second phase of the Corrective Action Measures Unit (the "CAMU"). We have completed construction of this phase of the CAMU and have incurred substantially all costs anticipated to complete this work. We and the purchaser agreed that the purchaser would replace Giant as the respondent under the EPA order. The replacement is pending the EPA's agreement.
Yorktown 2002 Amended Consent Decree. In May 2002, Giant acquired the Yorktown refinery and assumed certain environmental obligations including responsibilities under a consent decree (the "Consent Decree") among various parties covering many locations entered in August 2001 under the EPA Initiative. Following the sale of the refinery in December 2011, the purchaser assumed all obligations and all remaining work required under the Consent Decree with the exception of any penalties or fines assessed in the future for issues related to compliance with the Consent Decree that occurred prior to the date of sale. The purchaser has replaced Giant as the respondent under the Consent Decree.
Tax Matters
See Note 14, Income Taxes, to these condensed consolidated financial statements for additional information on tax examinations.
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
A lawsuit has been filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who allege the Bureau of Indian Affairs (the “BIA”) acted improperly in approving certain rights-of-way on land allotted to the individual Plaintiffs by the Navajo Nation, Arizona, New Mexico, and Utah (the “Navajo Nation”). The lawsuit names us and numerous other defendants (“Right-of-Way Defendants”) and seeks imposition of a constructive trust and asserts these Right-of-Way Defendants are in trespass on the Allottee’s lands. The Court dismissed Plaintiffs’ claims in this matter. Plaintiffs then attempted to re-file these claims with the Department of Interior, which also dismissed Plaintiffs claims. Plaintiffs are now attempting to appeal this dismissal within the Department of Interior.
On August 2, 2011, we were served with a bankruptcy avoidance action in the Eastern District of Pennsylvania by a Bankruptcy Litigation Trustee for a former customer. The avoidance action sought the return of approximately $6.4 million alleged to be preferential or otherwise avoidable payments that may have been made to us by the former customer. The Court previously dismissed approximately $4.8 million of the Trustee's claim and this dismissal is final. The remaining claims have been dismissed as well for a nominal amount.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Matters
In late 2011, the EPA initiated enforcement proceedings against companies it believes produced invalid fuel credits known as Renewable Identification Numbers ("RIN"). We purchase RINs to satisfy a portion of our obligations under the Renewable Fuels Standard program for calendar year 2010 and had purchased some RINs the EPA considered invalid. In April 2012, we entered into an administrative settlement with the EPA that required us to pay a penalty of less than $0.1 million. We understand the EPA continues to investigate invalid RINs. While we do not know if the EPA will identify other RINs we have purchased as being invalid or what actions the EPA would take, at this time we do not expect any such action would have a material adverse effect on our financial condition, results of operations, or cash flows.
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
Company Overview
We are an independent crude oil refiner and marketer of refined products and also operate service stations and convenience stores. We own and operate two refineries with a total crude oil throughput capacity of approximately 151,000 barrels per day, or bpd. In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a 23,000 bpd refinery near Gallup, New Mexico. Our primary operating areas encompass West Texas, Arizona, New Mexico, Colorado, and the Mid-Atlantic region. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque and Bloomfield, New Mexico; as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of September 30, 2012, we also operated 222 retail service stations and convenience stores in Arizona, Colorado, New Mexico, and Texas; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Nevada, New Mexico, Texas, Maryland, and Virginia.
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
Major Influences on Results of Operations
Refining. Our net sales fluctuate significantly with movements in refined product prices. The spread between crude oil and refined product prices is the primary factor affecting our earnings and cash flows from operations. The cost to acquire feedstocks and the price of the refined products that we ultimately sell depends on numerous factors beyond our control. These factors include the supply of and demand for crude oil, gasoline, diesel, and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, availability of imports and exports, marketing of competitive fuels, and government regulation. As a result of these influences, refining margins may exhibit extreme volatility. Our refining margins have been enhanced throughout most of 2011 and the first nine months of 2012 by a cost-advantaged supply of WTI-based crude oil.
Other factors that impact our overall refinery gross margins include the sale of lower value products such as residuum and propane when crude costs are higher. Our refinery gross margin is further reduced because our refinery product yield is less than our total refinery throughput volume. Also affecting refining margins within refinery cost of products sold is the impact of our economic hedging activity entered into primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product, and blendstock inventories. Consolidated cost of products sold for the nine months ended September 30, 2012 includes $419.7 million of realized and non-cash unrealized net losses from our economic hedging activities, the majority of which is in refining cost of products sold. Included in these economic hedging losses are net non-cash unrealized economic hedging losses of $311.2 million.
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
Periodically, we have planned maintenance turnarounds at our refineries that are expensed as incurred. We began a refinery maintenance turnaround at our Gallup refinery during September 2012. That turnaround was completed during October 2012. Our next scheduled maintenance turnaround is during the first quarter of 2013 for the north side units of the El Paso refinery.
Net sales for the three months ended September 30, 2012 includes $4.0 million in business interruption insurance recoveries related to a weather-related outage that occurred at our El Paso refinery in the first quarter of 2011.
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
Prior to September 2012, the refined products sold by our wholesale group in the Mid-Atlantic region were purchased from various third parties. On August 31, 2012, we entered into an exclusive supply and marketing agreement ("Supply Agreement") with a third party covering activities related to our refined product supply, hedging, and sales in the Mid-Atlantic region. Under the Supply Agreement, we will receive monthly distribution amounts from the Supplier equal to one-half of the amount by which our refined product sales price exceeds the Supplier's costs of acquiring, transporting and hedging the refined product. To the extent our refined product sales price does not exceed the Refined Product Costs during any month, we will pay one-half of that amount to the Supplier. Our payments to the Supplier are limited in an aggregate annual amount of $2.0 million. The change in operations did not have a material impact on our wholesale group's operations for the three and nine months ended September 30, 2012.
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

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and nine months ended September 30, 2012 and 2011. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.

Consolidated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$2,446,317	$2,397,139	$7,254,877	$6,794,611
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	2,207,424	2,053,409	6,343,610	5,854,320
Direct operating expenses (exclusive of depreciation and amortization) (1)	127,884	109,159	360,257	337,571
Selling, general, and administrative expenses	26,986	27,153	80,083	75,987
Gain on disposal of assets, net	—	—	(1,891)	(3,630)
Maintenance turnaround expense	31,065	632	33,377	1,336
Depreciation and amortization	23,577	35,581	69,108	105,301
Total operating costs and expenses	2,416,936	2,225,934	6,884,544	6,370,885
Operating income	29,381	171,205	370,333	423,726
Other income (expense):
Interest income	165	114	560	345
Interest expense and other financing costs	(18,000)	(33,195)	(63,930)	(101,191)
Amortization of loan fees	(1,641)	(2,295)	(5,219)	(6,869)
Loss on extinguishment of debt	—	—	(7,654)	(4,641)
Other, net	(646)	(5,206)	637	(4,038)
Income before income taxes	9,259	130,623	294,727	307,332
Provision for income taxes	(2,961)	(45,695)	(103,429)	(110,108)
Net income	$6,298	$84,928	$191,298	$197,224
Basic earnings per share	$0.07	$0.94	$2.11	$2.17
Diluted earnings per share	$0.07	$0.81	$1.84	$1.90
Cash dividends declared per common share	$0.08	$—	$0.16	$—
Weighted average basic shares outstanding	90,134	89,176	89,835	88,878
Weighted average dilutive shares outstanding	90,134	109,935	110,412	109,733
Cash Flow Data
Net cash provided by (used in):
Operating activities	$247,440	$255,789	$596,297	$400,551
Investing activities	(71,325)	(18,678)	89,924	(33,045)
Financing activities	(12,368)	(7,681)	(347,206)	(24,783)
Other Data
Adjusted EBITDA (2)	$236,326	$296,884	$785,206	$641,583
Capital expenditures	71,326	18,653	130,723	44,655
Balance Sheet Data (at end of period)
Cash and cash equivalents			$509,844	$402,635
Working capital			700,767	673,196
Total assets			2,620,130	3,021,390
Total debt			495,789	1,062,362
Stockholders’ equity			999,271	882,970

(1)
Excludes $1,281.3 million, $3,810.4 million, $1,391.7 million, and $3,677.7 million of intercompany sales; $1,279.3 million, $3,805.1 million, $1,388.1 million, and $3,668.8 million of intercompany cost of products sold; and $2.0 million, $5.3 million, $3.6 million, and $8.9 million of intercompany direct operating expenses for the three and nine months ended September 30, 2012 and 2011, respectively. Cost of products sold includes $73.1 million and $152.8 million in net realized and net non-cash unrealized losses, respectively, from hedging activities for the three months ended September 30, 2012 and $108.5 million and $311.2 million in net realized and net non-cash unrealized losses, respectively, from hedging activities for the nine months ended September 30, 2012. Cost of products sold includes $11.3 million and $94.6 million in net realized and net non-cash unrealized losses, respectively, and $58.4 million and $114.9 million in net realized and net unrealized non-cash losses, respectively, from hedging activities for the three and nine months ended September 30, 2011, respectively.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for significant turnaround activities, capital expenditures, or contractual commitments;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and

•	Adjusted EBITDA, as we calculate it, may differ from the Adjusted EBITDA calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$6,298	$84,928	$191,298	$197,224
Interest expense and other financing costs	18,000	33,195	63,930	101,191
Provision for income taxes	2,961	45,695	103,429	110,108
Amortization of loan fees	1,641	2,295	5,219	6,869
Depreciation and amortization	23,577	35,581	69,108	105,301
Maintenance turnaround expense	31,065	632	33,377	1,336
Loss on extinguishment of debt	—	—	7,654	4,641
Unrealized loss on commodity hedging transactions (a)	152,784	94,558	311,191	114,913
Adjusted EBITDA	$236,326	$296,884	$785,206	$641,583

(a) Adjusted EBITDA for the three and nine months ended September 30, 2011 as previously reported has been adjusted for the impact of net non-cash unrealized gains and losses related to our commodity hedging transactions. We believe the inclusion of this component of net income provides a better representation of Adjusted EBITDA given the non-cash and potentially volatile nature of commodity hedging.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
Net Sales. Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer discounts and excise taxes. Net sales for the three months ended September 30, 2012 were $2,446.3 million compared to $2,397.1 million for the same period in 2011, an increase of $49.2 million, or 2.1%. This increase was the result of an increase in sales of our retail and wholesale groups of $64.4 million and $18.3 million, respectively, offset by a decrease in sales from our refining group of $33.5 million, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments including intersegment sales increased from $125.21 for the three months ended September 30, 2011 to $126.09 for the same period in 2012. Our sales volume decreased from 29.5 million barrels to 28.6 million barrels for the three months ended September 30, 2011 and 2012, respectively, a decrease of 0.9 million barrels, or 3.1%.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $2,207.4 million for the three months ended September 30, 2012 compared to $2,053.4 million for the same period in 2011, an increase of $154.0 million, or 7.5%. This increase was primarily the result of an increase in cost of products sold from our refining, retail, and wholesale groups of $67.7 million, $56.1 million, and $30.2 million, respectively, net of intercompany transactions that eliminate in consolidation. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $114.28 for the three months ended September 30, 2011 to $118.65 for the same period in 2012. Cost of products sold for the three months ended September 30, 2012 includes $225.9 million in net realized and unrealized economic hedging losses including $152.8 million in net non-cash unrealized losses. Cost of products sold for the three months ended September 30, 2011 includes $105.9 million in net realized and unrealized economic hedging losses including $94.6 million in net non-cash unrealized losses.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $127.9 million for the three months ended September 30, 2012 compared to $109.2 million for the same period in 2011, an increase of $18.7 million, or 17.1%. The increase in direct operating expenses resulted from increases of $12.0 million, $5.7 million, and $1.0 million from our refining, retail, and wholesale groups, respectively, net of intercompany transactions that eliminate in consolidation.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $27.0 million for the three months ended September 30, 2012 compared to $27.2 million for the same period in 2011, a decrease of $0.2 million, or 0.7%. The decrease in selling, general, and administrative expenses resulted from decreases of $1.1 million and $0.6 million from our refining and wholesale groups, respectively, offset by an increase in our corporate overhead of $1.5 million. The increase of $1.5 million in corporate overhead was primarily due to increased incentive compensation.

Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the three months ended September 30, 2012 and 2011, we incurred turnaround expenses of $31.1 million and $0.6 million, respectively, in connection with the planned turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2012 was $23.6 million compared to $35.6 million for the same period in 2011, a decrease of $12.0 million, or 33.7%. This decrease was primarily due to the disposal of the Yorktown facility in December 2011.
Operating Income. Operating income was $29.4 million for the three months ended September 30, 2012, compared to operating income of $171.2 million for the same period in 2011, a decrease of $141.8 million, or 82.8%. The decrease was primarily the result of increased losses from commodity hedging activities between the two periods of $120.1 million and increased direct operating expenses and maintenance turnaround expense, offset by a decrease in selling, general, and administrative expenses and depreciation and amortization.
Interest Income. Interest income for the three months ended September 30, 2012 and 2011 remained relatively unchanged.
Interest Expense and Other Financing Costs. Interest expense and other financing costs for the three months ended September 30, 2012 was $18.0 million (net of capitalized interest of $0.4 million) compared to $33.2 million (net of capitalized interest of $0.1 million) for the same period in 2011, a decrease of $15.2 million, or 45.8%. This decrease was primarily attributable to lower debt levels and lower average cost of borrowing during the three months ended September 30, 2012 compared to the same period in 2011.
Amortization of Loan Fees. Amortization of loan fees for the three months ended September 30, 2012 was $1.6 million compared to $2.3 million for the same period in 2011, a decrease of $0.7 million, or 30.4%. The decrease was due to the retirement of our Term Loan and resultant write-off of related loan fees.
Other, Net. Other expense, net, for the three months ended September 30, 2012 was $0.6 million. For the three months ended September 30, 2011, other expense, net, was $5.2 million. Other expense, net for 2011 includes amounts related to the settlement of a lawsuit.
Provision for Income Taxes. We recorded income tax expense of $3.0 million and $45.7 million, respectively, for the three months ended September 30, 2012 and 2011. The effective tax rates for the three months ended September 30, 2012 and 2011 were 32.0% and 35.0%, respectively, compared to the federal statutory rate of 35%. The effective tax rate for the three months ended September 30, 2012 was slightly lower primarily due to various discrete items.
Net Income. We reported net income of $6.3 million for the three months ended September 30, 2012, representing $0.07 net earnings per share on weighted average basic and dilutive shares outstanding of 90.1 million. We reported net income of $84.9 million for the same period in 2011, representing $0.94 and $0.81 net earnings per share on weighted average basic and dilutive shares outstanding of 89.2 million and 109.9 million, respectively.
See additional analysis under the Refining, Wholesale, and Retail Segments discussions.
Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
Net Sales. Net sales primarily consist of gross sales of refined products, lubricants, and merchandise, net of customer discounts and excise taxes. Net sales for the nine months ended September 30, 2012 were $7,254.9 million compared to $6,794.6 million for the same period in 2011, an increase of $460.3 million, or 6.8%. This increase was the result of an increase in sales from our retail, refining, and wholesale groups of $239.3 million, $145.0 million, and $76.0 million, respectively, net of intercompany transactions that eliminate in consolidation. The average sales price per barrel of refined products for all operating segments including intersegment sales increased from $124.7 for the nine months ended September 30, 2011 to $127.31 for the same period in 2012. Our sales volume increased from 81.7 million barrels to 84.3 million barrels for the nine months ended September 30, 2011 and 2012, respectively, an increase of 2.6 million barrels, or 3.2%.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold primarily includes cost of crude oil, other feedstocks and blendstocks, purchased refined products, lubricants and merchandise for resale, and transportation and distribution costs. Cost of products sold was $6,343.6 million for the nine months ended September 30, 2012 compared to $5,854.3 million for the same period in 2011, an increase of $489.3 million, or 8.4%. This increase was primarily the result of an increase in cost of products sold from our retail, refining, and wholesale groups of $211.3 million, $197.2 million, and $80.8 million, respectively, net of intercompany transactions that eliminate in consolidation. The average cost per barrel of crude oil, feedstocks, and refined products for all operating segments increased from $114.0 for the nine months ended September 30, 2011 to $117.42 for the same period in 2012. Cost of products sold for the nine months ended September 30, 2012 includes $419.7 million in net realized and unrealized economic hedging losses including $311.2 million in net non-cash unrealized losses. Cost of products sold for the nine months ended September 30, 2011 includes $173.3 million in net realized and unrealized economic hedging losses including $114.9 million in net non-cash unrealized losses.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include direct costs of labor, maintenance materials and services, transportation expenses, chemicals and catalysts, natural gas, utilities, insurance expense, property taxes, and other direct operating expenses. Direct operating expenses were $360.3 million for the nine months ended September 30, 2012 compared to $337.6 million for the same period in 2011, an increase of $22.7 million, or 6.7%. The increase in direct operating expenses resulted from an increase in direct operating expenses of our retail and wholesale groups of $20.0 million and $5.7 million, respectively, offset by a decrease in direct operating expenses of our refining group of $3.0 million, net of intercompany transactions that eliminate in consolidation.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of corporate overhead, marketing expenses, public company costs, and stock-based compensation. Selling, general, and administrative expenses were $80.1 million for the nine months ended September 30, 2012 compared to $76.0 million for the same period in 2011, an increase of $4.1 million, or 5.4%. The increase in selling, general, and administrative expenses resulted from increased expenses in our corporate overhead and our retail group of $4.5 million and $1.0 million, respectively, offset by decreases from our refining and wholesale groups of $1.0 million and $0.4 million, respectively. The increase of $4.5 million in corporate overhead was primarily due to increased incentive compensation.
Gain on Disposal of Assets, Net. Gain on disposal of assets for the nine months ended September 30, 2012 and 2011 was $1.9 million and $3.6 million, respectively. The activity in both periods was primarily related to sales of assets from our refining group.
Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the nine months ended September 30, 2012 and 2011, we incurred turnaround expenses of $33.4 million and $1.3 million, respectively, in connection with the planned turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2012 was $69.1 million compared to $105.3 million for the same period in 2011, a decrease of $36.2 million, or 34.4%. This decrease was primarily due to the disposal of the Yorktown facility in December 2011.
Operating Income. Operating income was $370.3 million for the nine months ended September 30, 2012, compared to operating income of $423.7 million for the same period in 2011, a decrease of $53.4 million, or 12.6%. The decrease was primarily the result of increased losses from commodity hedging activities between the two periods of $246.4 million that were partially offset by higher period refining margins excluding hedging losses. The operating income decrease was also attributable to an increase in direct operating expenses; selling, general, and administrative expenses; and maintenance turnaround expense. The effect of these increased expenses was partially offset by a decrease in depreciation and amortization.
Interest Income. Interest income for the nine months ended September 30, 2012 and 2011 remained relatively unchanged.
Interest Expense and Other Financing Costs. Interest expense and other financing costs for the nine months ended September 30, 2012 was $63.9 million (net of capitalized interest of $1.5 million) compared to $101.2 million (net of capitalized interest of $1.7 million) for the same period in 2011, a decrease of $37.3 million, or 36.9%. This decrease was primarily attributable to lower debt levels and lower average cost of borrowing during the nine months ended September 30, 2012 compared to the same period in 2011. The decrease was primarily due to the retirement of our Term Loan and resultant write-off of related loan fees.
Amortization of Loan Fees. Amortization of loan fees for the nine months ended September 30, 2012 was $5.2 million compared to $6.9 million for the same period in 2011, a decrease of $1.7 million, or 24.6%.
Loss on Extinguishment of Debt. During the nine months ended September 30, 2012, loss on extinguishment of debt was $7.7 million attributable to the prepayment of our Term Loan. Loss on extinguishment of debt for the nine months ended September 30, 2011 was $4.6 million attributable to the amendment of our Term Loan Credit Agreement.
Other, Net. Other income, net, for the nine months ended September 30, 2012 was $0.6 million. For the nine months ended September 30, 2011, other expense, net, was $4.0 million. Other expense, net for 2011 includes amounts related to the settlement of a lawsuit.
Provision for Income Taxes. We recorded income tax expense of $103.4 million and $110.1 million, respectively, for the nine months ended September 30, 2012 and 2011. The effective tax rates for the nine months ended September 30, 2012 and 2011 were 35.1% and 35.8%, respectively, compared to the federal statutory rate of 35%. The effective tax rates for both periods were slightly higher than the statutory rate, primarily due to state tax obligations.

Net Income. We reported net income of $191.3 million for the nine months ended September 30, 2012, representing $2.11 and $1.84 net earnings per share on weighted average basic and dilutive shares outstanding of 89.8 million and 110.4 million, respectively. We reported net income of $197.2 million for the same period in 2011, representing $2.17 and $1.90 net earnings per share on basic and dilutive weighted average shares outstanding of 88.9 million and 109.7 million, respectively.
See additional analysis under the Refining, Wholesale, and Retail Segments discussions.

Refining Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,101,821	$2,279,022	$6,417,032	$6,248,365
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,918,395	1,993,683	5,686,430	5,464,555
Direct operating expenses (exclusive of depreciation and amortization)	85,848	74,485	237,536	241,567
Selling, general, and administrative expenses	6,222	7,336	19,278	20,233
Gain on disposal of assets, net	—	—	(1,382)	(3,630)
Maintenance turnaround expense	31,065	632	33,377	1,336
Depreciation and amortization	19,477	31,440	56,828	92,633
Total operating costs and expenses	2,061,007	2,107,576	6,032,067	5,816,694
Operating income	$40,814	$171,446	$384,965	$431,671
Key Operating Statistics
Total sales volume (bpd) (2)	184,728	201,382	187,564	186,141
Total refinery production (bpd)	141,712	147,491	146,662	139,344
Total refinery throughput (bpd) (3)	144,198	149,556	148,981	141,453
Per barrel of throughput:
Refinery gross margin (1)(4)	$13.83	$20.74	$17.90	$20.30
Gross profit (1)(4)	12.36	18.45	16.51	17.90
Direct operating expenses (5)	6.47	5.41	5.82	6.26
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	72,751	76,853	75,872	73,861
Diesel and jet fuel	59,414	61,234	61,132	56,865
Residuum	5,924	5,748	5,582	5,167
Other	3,623	3,656	4,076	3,451
Total refinery production (bpd)	141,712	147,491	146,662	139,344
Refinery throughput (bpd):
Sweet crude oil	111,922	123,677	114,055	113,043
Sour or heavy crude oil	23,133	19,007	24,163	19,573
Other feedstocks and blendstocks	9,143	6,872	10,763	8,837
Total refinery throughput (bpd) (3)	144,198	149,556	148,981	141,453

El Paso Refinery

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	60,105	60,012	60,673	57,763
Diesel and jet fuel	53,609	54,016	54,447	50,037
Residuum	5,924	5,748	5,582	5,167
Other	2,938	2,879	3,234	2,679
Total refinery production (bpd)	122,576	122,655	123,936	115,646
Refinery throughput (bpd):
Sweet crude oil	93,703	101,797	93,134	91,221
Sour or heavy crude oil	23,133	19,007	24,163	19,573
Other feedstocks and blendstocks	7,528	3,473	8,338	6,437
Total refinery throughput (bpd) (3)	124,364	124,277	125,635	117,231
Total sales volume (bpd) (2)	151,161	165,235	154,267	151,795
Per barrel of throughput:
Refinery gross margin (1)(4)	$28.40	$27.48	$27.37	$24.05
Direct operating expenses (5)	5.21	3.48	4.55	4.38

Gallup Refinery

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	12,646	16,841	15,199	16,098
Diesel and jet fuel	5,805	7,218	6,685	6,828
Other	685	777	842	772
Total refinery production (bpd)	19,136	24,836	22,726	23,698
Refinery throughput (bpd):
Sweet crude oil	18,219	21,880	20,921	21,822
Other feedstocks and blendstocks	1,615	3,399	2,425	2,400
Total refinery throughput (bpd) (3)	19,834	25,279	23,346	24,222
Total sales volume (bpd) (2)	33,567	35,270	33,276	34,031
Per barrel of throughput:
Refinery gross margin (1)(4)	$29.48	$35.47	$27.63	$28.23
Direct operating expenses (5)	10.97	7.68	9.04	8.27

The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,101,821	$2,279,022	$6,417,032	$6,248,365
Cost of products sold (exclusive of depreciation and amortization)	1,918,395	1,993,683	5,686,430	5,464,555
Depreciation and amortization	19,477	31,440	56,828	92,633
Gross profit	163,949	253,899	673,774	691,177
Plus depreciation and amortization	19,477	31,440	56,828	92,633
Refinery gross margin	$183,426	$285,339	$730,602	$783,810
Refinery gross margin per refinery throughput barrel	$13.83	$20.74	$17.90	$20.30
Gross profit per refinery throughput barrel	$12.36	$18.45	$16.51	$17.90

(1)
Cost of products sold for the combined refining segment includes $47.1 million and $152.8 million of net realized and net non-cash unrealized hedging losses, respectively, and $84.9 million and $311.2 million of net realized and net non-cash unrealized hedging losses, respectively, for the three and nine months ended September 30, 2012, respectively. Cost of products sold for the combined refining segment includes $17.1 million and $98.3 million of net realized and net non-cash unrealized hedging losses, respectively, and $62.6 million and $116.9 million of net realized and net non-cash unrealized hedging losses, respectively, for the three and nine months ended September 30, 2011, respectively. The net non-cash unrealized hedging gains and losses are also included in the combined gross profit and refinery gross margin.

(2)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 15.1% and 13.3% of our total consolidated sales volumes for the three and nine months ended September 30, 2012, respectively. The majority of the purchased refined products are distributed through our wholesale refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
Net Sales. Net sales primarily consist of gross sales of refined petroleum products, net of customer discounts and excise taxes. Net sales for the three months ended September 30, 2012 were $2,101.8 million compared to $2,279.0 million for the same period in 2011, a decrease of $177.2 million, or 7.8%. This decrease was primarily the result of a decrease in sales volumes offset by greater sales prices for refined products. The average sales price per barrel increased from $122.75 in the third quarter of 2011 to $123.67 in the third quarter of 2012, an increase of 0.7%. During the third quarter of 2011, we sold 18.5 million barrels of refined products compared to 17.0 million barrels for the same period in 2012.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was

$1,918.4 million for the three months ended September 30, 2012 compared to $1,993.7 million for the same period in 2011, a decrease of $75.3 million, or 3.8%. This decrease was primarily due to decreased sales volumes offset by greater average crude costs. The average cost per barrel increased from $108.08 in the third quarter of 2011 to $112.88 in the third quarter of 2012, an increase of 4.4%. Refinery gross margin per throughput barrel decreased from $20.74 in the third quarter of 2011 to $13.83 in the third quarter of 2012. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $12.36 and $18.45 for the three months ended September 30, 2012 and 2011, respectively. Cost of products sold for the three months ended September 30, 2012 includes $199.9 million in net realized and unrealized economic hedging losses including $152.8 million of net unrealized non-cash losses from hedging activities. Cost of products sold for the three months ended September 30, 2011 includes $115.4 million in net realized and unrealized economic hedging losses including $98.3 million net unrealized non-cash losses from hedging activities.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $85.8 million for the three months ended September 30, 2012 compared to $74.5 million for the same period in 2011, an increase of $11.3 million, or 15.2%. This increase primarily resulted from increased property tax accruals due to an increase in appraised property values ($11.9 million), maintenance labor, repairs, and supplies ($5.0 million), outside support services ($1.0 million), and facility leases ($0.5 million). These increases were partially offset by decreased energy expenses ($4.9 million), employee expenses ($1.3 million), and chemicals and catalyst expenses ($1.0 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $6.2 million for the three months ended September 30, 2012 compared to $7.3 million for the same period in 2011, a decrease of $1.1 million, or 15.1%.
Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the three months ended September 30, 2012 and 2011, we incurred turnaround expenses of $31.1 million and $0.6 million, respectively, in connection with the planned turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2012 was $19.5 million compared to $31.4 million for the same period in 2011. The decrease was primarily due to the disposal of the Yorktown facility in December 2011.
Operating Income. Operating income was $40.8 million for the three months ended September 30, 2012 compared to $171.4 million for the same period in 2011, a decrease of $130.6 million. This decrease was attributable primarily to increased losses from commodity hedging activities of $84.5 million in the third quarter 2012 compared to the same period in 2011. The decrease was also partially driven by higher maintenance turnaround and direct operating expenses.
Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
Net Sales. Net sales primarily consist of gross sales of refined petroleum products, net of customer discounts, and excise taxes. Net sales for the nine months ended September 30, 2012 were $6,417.0 million compared to $6,248.4 million for the same period in 2011, an increase of $168.6 million, or 2.7%. This increase was the result of higher sales volumes and higher sales prices for refined products in the current period. During the first nine months of 2011, we sold 50.8 million barrels of refined products compared to 51.4 million barrels for the same period in 2012. The average sales price per barrel increased from $122.67 in the first nine months of 2011 to $124.86 in the first nine months of 2012, an increase of 1.8%.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, and transportation and distribution costs. Cost of products sold was $5,686.4 million for the nine months ended September 30, 2012 compared to $5,464.6 million for the same period in 2011, an increase of $221.8 million, or 4.1%. This increase was primarily due to increased sales volumes and greater average crude prices. The average cost per barrel increased from $107.72 in the first nine months of 2011 to $110.65 in the first nine months of 2012, an increase of 2.7%. Refinery gross margin per throughput barrel decreased from $20.30 in the first nine months of 2011 to $17.90 in the first nine months of 2012. Gross profit per barrel, based on the closest comparable GAAP measure to refinery gross margin, was $16.51 and $17.90 for the nine months ended September 30, 2012 and 2011, respectively. Cost of products sold for the nine months ended September 30, 2012 includes $396.1 million in realized and unrealized economic hedging losses including $311.2 million of net unrealized non-cash losses from hedging activities. Cost of products sold for the nine months ended September 30, 2011 includes $179.5 million in realized and unrealized economic hedging losses including $116.9 million of net unrealized non-cash losses from hedging activities.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our refineries, such as energy and utility costs, catalyst and chemical costs, routine maintenance, labor, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $237.5 million for the nine months ended September 30, 2012 compared to $241.6 million for the same period in 2011, a decrease of $4.1 million, or 1.7%. This decrease primarily resulted from decreased energy expenses ($13.6 million), maintenance labor, repairs and supplies ($3.5 million), chemicals and catalyst ($0.7 million), insurance expense ($0.4 million), employee expenses ($0.2 million), and other expenses ($0.6 million). These decreases were partially offset by increased property taxes due to an increase in appraised property values ($11.7 million), outside support services ($2.6 million), and facility leases ($0.3 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $19.3 million and $20.2 million for the nine months ended September 30, 2012 and 2011, respectively.
Gain on Disposal of Assets, Net. Gain on disposal of assets for the nine months ended September 30, 2012 and 2011 was $1.4 million and $3.6 million, respectively. The net gains in both periods were primarily the result of separate transactions relating to the sale of catalyst from our refineries.
Maintenance Turnaround Expense. Maintenance turnaround expense includes planned periodic maintenance and repairs generally performed every two to six years, depending on the processing units involved. During the nine months ended September 30, 2012 and 2011, we incurred turnaround expenses of $33.4 million and $1.3 million, respectively, in connection with the planned turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2012 was $56.8 million compared to $92.6 million for the same period in 2011. The decrease was primarily due to the disposal of the Yorktown facility in December 2011.
Operating Income. Operating income was $385.0 million for the nine months ended September 30, 2012 compared to operating income of $431.7 million for the same period in 2011, a decrease of $46.7 million. This decrease was attributable primarily to increased losses on commodity hedging activities in the current period of $216.6 million that were partially offset by higher period refining margins excluding hedging losses. The impact of these increased expenses was offset by decreased depreciation and amortization.

Wholesale Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$1,303,750	$1,251,766	$3,739,836	$3,553,787
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,282,657	1,217,783	3,656,539	3,463,033
Direct operating expenses (exclusive of depreciation and amortization)	17,215	17,168	52,315	49,230
Selling, general, and administrative expenses	2,483	3,075	7,607	7,992
Gain on disposal of assets, net	—	—	(509)	—
Depreciation and amortization	922	1,033	2,826	3,257
Total operating costs and expenses	1,303,277	1,239,059	3,718,778	3,523,512
Operating income	$473	$12,707	$21,058	$30,275
Operating Data
Fuel gallons sold (in thousands)	411,024	400,277	1,164,398	1,141,867
Fuel margin per gallon (1)	$0.04	$0.07	$0.06	$0.07
Lubricant sales	$33,052	$30,888	$96,939	$86,242
Lubricant margin (2)	9.9%	11.2%	10.0%	12.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$1,355,561	$1,306,021	$3,887,313	$3,719,216
Excise taxes included in fuel sales	(93,023)	(92,841)	(270,096)	(275,555)
Lubricant sales	33,052	30,888	96,939	86,242
Other sales	8,160	7,698	25,680	23,884
Net sales	$1,303,750	$1,251,766	$3,739,836	$3,553,787
Cost of Products Sold
Fuel cost of products sold	$1,341,229	$1,280,306	$3,826,462	$3,653,258
Excise taxes included in fuel cost of products sold	(93,023)	(92,841)	(270,096)	(275,555)
Lubricant cost of products sold	29,791	27,426	87,271	75,850
Other cost of products sold	4,660	2,892	12,902	9,480
Cost of products sold	$1,282,657	$1,217,783	$3,656,539	$3,463,033
Fuel margin per gallon (1)	$0.04	$0.07	$0.06	$0.07

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

Our wholesale segment entered into a supply and marketing agreement with a third party covering activities related to our refined product supply, hedging, and sales in the Mid-Atlantic region on August 31, 2012. Under the Supply Agreement, we will receive monthly distribution amounts from the Supplier equal to one-half of the amount by which our refined product sales price exceeds the Supplier's costs of acquiring, transporting and hedging the refined product. To the extent our refined product sales price does not exceed the Refined Product Costs during any month, we will pay one-half of that amount to the Supplier. Our payments to the Supplier are limited in an aggregate annual amount of $2.0 million. Under this arrangement we record revenues when we sell product to our customers and all amounts we pay to or receive from the third party are recorded in cost of products sold.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the three months ended September 30, 2012 were $1,303.8 million compared to $1,251.8 million for the same period in 2011, an increase of $52.0 million, or 4.2%. This increase was primarily due to an increase in the average sales price of refined products coupled with an increase in sales price of lubricants. The average sales price per gallon of refined products, including excise taxes, increased from $3.26 in the third quarter of 2011 to $3.30 in the third quarter of 2012. Fuel sales volume increased from 400.3 million gallons in the third quarter of 2011 to 411.0 million gallons for the same period in 2012. Fuel sales volume for the three months ended September 30, 2012 included 65.6 million gallons sold to our retail group compared to 56.5 million gallons for the same period during 2011. The average sales price per gallon of lubricants increased from $11.11 in the third quarter of 2011 to $11.15 in the third quarter of 2012.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $1,282.7 million for the three months ended September 30, 2012 compared to $1,217.8 million for the same period in 2011, an increase of $64.9 million, or 5.3%. This increase was primarily due to increased costs of refined products coupled with an increase in the cost of lubricants. The average cost per gallon of refined products, including excise taxes, increased from $3.20 in the third quarter of 2011 to $3.26 in the third quarter of 2012. The average cost of lubricants per gallon increased from $9.86 in the third quarter of 2011 to $10.05 in the third quarter of 2012. Cost of products sold includes $26.0 million in realized economic hedging losses for the three months ended September 30, 2012 and $9.5 million in net realized and unrealized gains for the three months ended September 30, 2011.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $17.2 million for the three months ended September 30, 2012 and 2011, respectively.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses for the three months ended September 30, 2012 were $2.5 million compared to $3.1 million for the same period in 2011, a decrease of $0.6 million, or 19.4%.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2012 was $0.9 million compared to $1.0 million for the same period in 2011, a decrease of $0.1 million, or 10.0%.
Operating Income. Operating income for the three months ended September 30, 2012 was $0.5 million compared to $12.7 million for the same period in 2011, a decrease of $12.2 million, or 96.1%. The decrease was primarily due to decreased fuel margins resulting in part from the increase in realized economic hedging losses.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
Net Sales. Net sales consist primarily of sales of refined products net of excise taxes, lubricants, and freight. Net sales for the nine months ended September 30, 2012 were $3,739.8 million compared to $3,553.8 million for the same period in 2011, an increase of $186.0 million, or 5.2%. This increase was primarily due to an increase in the average sales price of refined products, fuel sales volume, and sales price of lubricants. The average sales price per gallon of refined products, including excise taxes, increased from $3.26 in the first nine months of 2011 to $3.34 in the first nine months of 2012. Fuel sales volume increased from 1,141.9 million gallons in the first nine months of 2011 to 1,164.4 million gallons for the same period in 2012. Fuel sales volume for the nine months ended September 30, 2012 included 182.0 million gallons sold to our retail group compared to 152.9 million gallons for the same period during 2011. The average sales price per gallon of lubricants increased from $10.65 in the first nine months of 2011 to $11.17 in the first nine months of 2012.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of refined products net of excise taxes, lubricants, and delivery freight. Cost of products sold was $3,656.5 million for the nine months ended September 30, 2012 compared to $3,463.0 million for the same period in 2011, an increase of $193.5 million, or 5.6%. This increase was primarily due to increased costs of refined products, purchased fuel volume, and cost of lubricants. The average cost per gallon of refined products, including excise taxes, increased from $3.20 in the first nine months of 2011 to $3.29 in the first nine months of 2012. The average cost of lubricants per gallon increased from $9.37 in the first nine months of 2011 to $10.05 in the first nine months of 2012. Cost of products sold includes $23.6 million in realized economic hedging losses for the nine months ended September 30, 2012 and $6.2 million in net realized and unrealized gains for the nine months ended September 30, 2011.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our wholesale division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $52.3 million for the nine months ended September 30, 2012 compared to $49.2 million for the same period in 2011, an increase of $3.1 million, or 6.3%. This increase was partially due to increased outside support services due to terminaling and storage fees ($1.7 million), personnel costs ($0.5 million), and lease expense ($0.4 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses for the nine months ended September 30, 2012 were $7.6 million compared to $8.0 million for the same period in 2011, a decrease of $0.4 million, or 5.0%.
Gain on Disposal of Assets, Net. Gain on disposal of assets for the nine months ended September 30, 2012 was $0.5 million related primarily to gains on lease buy-outs and subsequent sale of 17 fuel tanker trucks.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2012 was $2.8 million compared to $3.3 million for the same period in 2011, a decrease of $0.5 million, or 15.2%.
Operating Income. Operating income for the nine months ended September 30, 2012 was $21.1 million compared to $30.3 million for the same period in 2011, a decrease of $9.2 million, or 30.4%. The decrease was primarily due to decreased fuel margins resulting in part from the increase in realized economic hedging losses, operating losses incurred from our Mid-Atlantic wholesale operations, and increased direct operating expenses in the first nine months ended September 30, 2012.

Retail Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$322,059	$258,001	$908,398	$670,163
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	285,690	230,001	805,697	595,514
Direct operating expenses (exclusive of depreciation and amortization)	26,816	21,098	75,739	55,696
Selling, general, and administrative expenses	2,058	2,010	5,967	5,032
Depreciation and amortization	2,736	2,410	7,858	7,232
Total operating costs and expenses	317,300	255,519	895,261	663,474
Operating income	$4,759	$2,482	$13,137	$6,689
Operating Data
Fuel gallons sold (in thousands)	77,695	62,170	216,220	160,133
Fuel margin per gallon (1)	$0.20	$0.18	$0.20	$0.18
Merchandise sales	$67,056	$55,478	$186,542	$148,596
Merchandise margin (2)	28.6%	27.9%	29.1%	28.2%
Operating retail outlets at period end			222	172

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$274,833	$218,261	$776,110	$562,692
Excise taxes included in fuel sales	(29,211)	(22,092)	(82,714)	(59,757)
Merchandise sales	67,056	55,478	186,542	148,596
Other sales	9,381	6,354	28,460	18,632
Net sales	$322,059	$258,001	$908,398	$670,163
Cost of Products Sold
Fuel cost of products sold	$259,645	$207,229	$733,874	$534,227
Excise taxes included in fuel cost of products sold	(29,211)	(22,092)	(82,714)	(59,757)
Merchandise cost of products sold	47,892	39,976	132,227	106,659
Other cost of products sold	7,364	4,888	22,310	14,385
Cost of products sold	$285,690	$230,001	$805,697	$595,514
Fuel margin per gallon (1)	$0.20	$0.18	$0.20	$0.18

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the three months ended September 30, 2012 were $322.1 million compared to $258.0 million for the same period in 2011, an increase of $64.1 million, or 24.8%. This increase was primarily due to new retail outlet sales, an increase in the sales price of gasoline, diesel fuel, merchandise sales, and higher fuel sales volume. The average sales price per gallon including excise taxes increased from $3.51 in the third quarter of 2011 to $3.54 in the third quarter of 2012. Fuel sales volume increased from 62.2 million gallons in the third quarter of 2011 to 77.7 million gallons in the third quarter of 2012, of which 18.0 million gallons were due to the new retail outlets added during the fourth quarter of 2011 and first nine months of 2012. Also contributing to this increase were higher merchandise sales, of which $12.1 million were due to the new retail outlets added during the fourth quarter of 2011 and first nine months of 2012.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $285.7 million for the three months ended September 30, 2012 compared to $230.0 million for the same period in 2011, an increase of $55.7 million, or 24.2%. This increase was primarily the result of higher purchased fuel volume, increased merchandise costs, of which $8.5 million were due to the new retail outlets added during the fourth quarter of 2011 and first nine months of 2012, and increased cost of gasoline and diesel fuel. Average fuel cost per gallon including excise taxes increased from $3.33 in the third quarter of 2011 to $3.34 in the third quarter of 2012.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $26.8 million for the three months ended September 30, 2012 compared to $21.1 million for the same period in 2011, an increase of $5.7 million, or 27.0%. This increase was primarily due to increased personnel costs ($2.3 million), rent expense ($1.4 million), credit card fees ($0.8 million), utilities ($0.4 million), property taxes ($0.2 million), and operating materials and supplies ($0.1 million). Direct operating expenses of $6.7 million were due to the new retail outlets added during the fourth quarter of 2011 and first nine months of 2012.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $2.1 million for the three months ended September 30, 2012 compared to $2.0 million for the same period in 2011, an increase of $0.1 million, or 5.0%. This increase was primarily due to increased information technology costs ($0.1 million).
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2012 was $2.7 million compared to $2.4 million for the same period in 2011, an increase of $0.3 million, or 12.5%.
Operating Income. Operating income for the three months ended September 30, 2012 was $4.8 million compared to $2.5 million for the same period in 2011, an increase of $2.3 million, or 92.0%. This increase was primarily due to increased fuel and merchandise margins offset by increased direct operating expenses in the third quarter of 2012.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
Net Sales. Net sales consist primarily of gross sales of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Net sales for the nine months ended September 30, 2012 were $908.4 million compared to $670.2 million for the same period in 2011, an increase of $238.2 million, or 35.5%. This increase was primarily due to new retail outlet sales, an increase in the sales price of gasoline, diesel fuel, merchandise sales, and higher fuel sales volume. The average sales price per gallon including excise taxes increased from $3.51 in the first nine months of 2011 to $3.59 in the first nine months of 2012. Fuel sales volume increased from 160.1 million gallons in the first nine months of 2011 to 216.2 million gallons in the first nine months of 2012, of which 45.3 million gallons were due to the new retail outlets added during the fourth quarter of 2011 and first nine months of 2012. Also contributing to this increase were higher merchandise sales, of which $29.9 million were due to the new retail outlets added during the fourth quarter of 2011 and first nine months of 2012.
Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold includes costs of gasoline and diesel fuel net of excise taxes, general merchandise, and beverage and food products. Cost of products sold was $805.7 million for the nine months ended September 30, 2012 compared to $595.5 million for the same period in 2011, an increase of $210.2 million, or 35.3%. This increase was primarily due to new retail outlet costs, increased costs of gasoline, diesel fuel, merchandise, and purchased fuel volume. Average fuel cost per gallon including excise taxes increased from $3.34 in the first nine months of 2011 to $3.39 in the first nine months of 2012. Also contributing to this increase were higher merchandise cost of sales, of which $20.7 million were due to the new retail outlets added during the fourth quarter of 2011 and first nine months of 2012.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses include costs associated with the operations of our retail division such as labor, repairs and maintenance, rentals and leases, insurance, property taxes, and environmental compliance costs. Direct operating expenses were $75.7 million for the nine months ended September 30, 2012 compared to $55.7 million for the same period in 2011, an increase of $20.0 million, or 35.9%. This increase was primarily due to increased personnel costs ($7.9 million), rent expense ($4.2 million), credit card fees ($3.1 million), utilities ($1.5 million), property taxes ($0.9 million), and operating materials and supplies ($0.7 million). Direct operating expenses of $16.9 million were due to the new retail outlets added during the fourth quarter of 2011 and first nine months of 2012.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist primarily of overhead and marketing expenses. Selling, general, and administrative expenses were $6.0 million for the nine months ended September 30, 2012 compared to $5.0 million for the same period in 2011, an increase of $1.0 million, or 20.0%. This increase was primarily due to increased personnel costs ($0.6 million).
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2012 was $7.9 million compared to $7.2 million for the same period in 2011, an increase of $0.7 million, or 9.7%.
Operating Income. Operating income for the nine months ended September 30, 2012 was $13.1 million compared to $6.7 million for the same period in 2011, an increase of $6.4 million, or 95.5%. This increase was primarily due to increased fuel and merchandise margins, offset by increased direct operating expenses and selling, general, and administrative expenses in the first nine months of 2012.

Outlook
Our refining margins were stronger in the first nine months of 2012 compared to the first nine months of 2011. The Gulf Coast benchmark 3:2:1 crack spread improved to $29.34 in the first nine months of 2012 from $25.64 in the first nine months of 2011. Our margins continue to be positively impacted by the discount of WTI crude oil to Brent crude oil, as all of our crude oil purchases are based on pricing tied to WTI. However, the WTI/Brent discount has been volatile over the past year due to new and proposed crude oil pipeline capacity additions in the Permian Basin and at Cushing, Oklahoma. These capacity additions could reduce the WTI/Brent discount in future quarters. Permian Basin crude oil production continues to increase, which could provide additional cost-advantaged crude oil in the region. We expect this trend to continue. Thus far in the fourth quarter of 2012, we continue to have strong refining margins. Additionally, the widening price differentials between WTI Cushing crude oil and WTI Midland crude oil contributed to our refining margins in the first and second quarters. Although the WTI Cushing/WTI Midland differential was weaker in the third quarter, it continued to be stronger than historical levels. Thus far in the fourth quarter, this differential has widened when compared to the third quarter of 2012. The Gulf Coast benchmark 3:2:1 crack spread for October, 2012 was $32.09.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and borrowings under our Revolving Credit Agreement. We ended the quarter with $509.8 million of cash and cash equivalents and $646.6 million in gross availability under our Revolving Credit Agreement reduced by $295.9 million in outstanding letters of credit. As of September 30, 2012, we had no direct borrowings under the Revolving Credit Agreement and paid the remaining balance on the Term Loan. The Term Loan payment was made using the remaining restricted cash.
On July 18, 2012, our board of directors authorized a share repurchase program of up to $200 million. We may repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions, accelerated share repurchase transactions, or otherwise, subject to market conditions, as well as corporate, regulatory, and other considerations. Our board of directors authorized this share repurchase program through July 31, 2013, but may discontinue the program at its discretion at any time prior to that date. During the third quarter of 2012, we purchased 296,364 shares as part of our share repurchase program at a cost of $7.7 million. As of October 26, 2012, we had purchased an additional 2,239,091 shares at a cost of $55.1 million.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$596,297	$400,551
Net cash provided by (used in) investing activities	89,924	(33,045)
Net cash used in financing activities	(347,206)	(24,783)
Net increase in cash and cash equivalents	$339,015	$342,723
Net cash provided by operating activities for the nine months ended September 30, 2012 was $596.3 million compared to $400.6 million for the same period in 2011. The increase in net cash from operating activities was primarily due to an increase in net income as adjusted for non-cash operating items period over period and changes from working capital components, primarily inventories and prepaid expenses.
Net cash provided by operating activities for the nine months ended September 30, 2012 was used primarily to fund $130.7 million in capital expenditures and to pay $322.9 million in long-term debt and $14.5 million in dividends.
Net cash provided by operating activities for the nine months ended September 30, 2011 was supplemented by gross proceeds from the sale of assets of $11.6 million and was used primarily to fund $44.7 million in capital expenditures and pay $26.7 million in long-term debt.
Capital Expenditures
We currently expect to spend between $170.0 million and $180.0 million (excluding capitalized interest) in capital expenditures for all of 2012. The total estimate includes regulatory spending of $18.0 million for completion of a new wastewater treatment plant and $43.0 million related to various EPA Initiative projects at our El Paso and Gallup refineries.
Indebtedness
Our capital structure at September 30, 2012 and 2011 was as follows:

	September 30, 2012	September 30, 2011
	(In thousands)
Debt, including current maturities:
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $19,775 and $22,669 for 2012 and 2011, respectively	$305,225	$302,331
Senior Secured Floating Rate Notes, due 2014, net of unamortized discount of $13,811 for 2011	—	261,189
5.75% Convertible Senior Notes, due 2014, net of conversion feature of $25,455 and $37,931 for 2012 and 2011, respectively	189,995	177,519
Term Loan, net of unamortized discount of $3,018 for 2011 with average interest rates of 7.50% and 8.56% for the nine months ended September 30, 2012 and 2011, respectively	—	320,357
5.50% promissory note, due 2015	569	966
Revolving Credit Agreement	—	—
Long-term debt	495,789	1,062,362
Stockholders’ equity	999,271	882,970
Total capitalization	$1,495,060	$1,945,332

The Senior Secured Notes are not redeemable until June 15, 2013. We may redeem the Senior Secured Notes at our option beginning on June 15, 2013 through June 14, 2014 at a premium of 5.6%; from June 15, 2014 through June 14, 2015 at a premium of 2.8%; and at par thereafter.
On December 21, 2011, we redeemed the entire tranche of the Senior Secured Floating Rate Notes at a premium to par of 5%. The Senior Secured Floating Rate Notes paid interest quarterly at a per annum rate, reset quarterly, equal to three-month

LIBOR (subject to a LIBOR floor of 3.25%) plus 7.50%. Through December 21, 2011, the interest rate on the Senior Secured Floating Rate Notes was 10.75%.
The Convertible Senior Notes are unsecured and pay interest semi-annually in arrears at a rate of 5.75% per annum. As of September 30, 2012, the if-converted value of the Convertible Senior Notes exceeded its principal amount by $311.3 million. The Convertible Senior Notes are presently convertible at the option of the holder. The current conversion rate is 93.3790 to each $1,000 of principal amount of Convertible Senior Notes. The Convertible Senior Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds 130% of the applicable conversion price in effect for the Notes on the last trading day of the immediately preceding calendar quarter for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any Convertible Senior Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash, or a combination thereof.
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

Dividends
On October 16, 2012, we declared a fourth quarter 2012 cash dividend of $0.08 per share on our common stock. The aggregate dividend of $7.1 million is scheduled to be paid on November 9, 2012 to stockholders of record at the close of business on October 26, 2012. We anticipate paying future quarterly dividends, subject to the Board of Director's approval and compliance with our outstanding financing agreements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Commodity price fluctuation is our primary source of market risk.
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
We maintain inventories of crude oil, other feedstocks and blendstocks, and refined products, the values of which are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels, and seasonal conditions. At September 30, 2012, we held approximately 4.7 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $53.84 per barrel. At September 30, 2012, the excess of the current cost of our crude oil, refined products, and other feedstocks and blendstocks inventories over aggregated LIFO costs was $195.9 million.
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
For the three months ended September 30, 2012, we had $225.9 million in net losses settled or accounted for using mark-to-market accounting. For the nine months ended September 30, 2012, we had $419.7 million in net losses settled or accounted for using mark-to-market accounting. For the three and nine months ended September 30, 2011, we had $105.9 million and $173.3 million, respectively, in net losses settled or accounted for using mark-to-market accounting.
At September 30, 2012, we had open commodity hedging instruments consisting of crude oil futures and refined product price swaps on a net 27,549,929 barrels primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product, and blendstock inventories. These open instruments had total unrealized net loss at September 30, 2012 of $129.1 million compared to total unrealized net gain of $182.1 million at December 31, 2011. These net unrealized losses consist of both short-term and long-term realized and non-cash unrealized gains and losses of $9.4 million in other current assets, $89.4 million in current liabilities, and $49.1 million in other long-term liabilities as of September 30, 2012. A change of 10% in future crack spread swaps and inventory positions would result in an increase or decrease in the related fair values of the commodity hedging instruments of $12.9 million.
During the nine months ended September 30, 2012 and 2011, we did not have any commodity based instruments that were designated and accounted for as fair value cash flow hedges.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1A. Risk Factors
We discuss the risks we face in our 2011 annual report on Form 10-K under Part I, Item 1A. Risk Factors. In addition to the risks described therein, we present the following update to the risk factor entitled "Terrorist attacks, threats of war, or actual war may negatively affect our operations, financial condition, results of operations and prospects" therein to describe the cyber-security risks we face.
Terrorist attacks, cyber-attacks, threats of war, or actual war may negatively affect our operations, financial condition, results of operations and prospects.
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
We are dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our refineries, pipelines, and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks, and other events. To the extent that these information systems are under our control, we have implemented measures such as virus protection software, intrusion detection systems, and emergency recovery processes, to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities.
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

The following table presents shares repurchased, by month, during the third quarter of 2012.

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value that may yet be purchased under the program (in thousands)
July 1 - July 31	—	$—	—	$200,000
August 1 - August 31	—	—	—	200,000
September 1 - September 30	296,364	25.85	296,364	192,334
	296,364	25.85	296,364
(1) Average price per share excludes commissions.

As of October 26, 2012, we have repurchased an additional 2,239,091 shares at a cost of $55.1 million.

Item 6. Exhibits

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files

*	Filed herewith.

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
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	November 1, 2012
Gary R. Dalke	(Principal Financial Officer)