Form 10-Q
period 2013-03-31
Western Refining, Inc.
filed 2013-05-06
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of April 26, 2013, there were 82,852,699 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES
INDEX

Part I. Financial Information	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	1

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012	2

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosure About Market Risk	47

Item 4. Controls and Procedures	48

Part II. Other Information	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sale of Equity Securities	48

Item 6. Exhibits	50

Signatures	51

EX-4.1
EX-4.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-21.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, future operations, our expectations for margins and crack spreads, the discount between West Texas Intermediate ("WTI") crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, additions to pipeline capacity in the Permian Basin and at Cushing, Oklahoma, crude oil production in the Permian Basin as well as a project to gather and store crude oil in the Permian Basin, a crude unit expansion project in El Paso, volatility in pricing of Renewal Identification Numbers ("RINs"), taxes, capital expenditures, liquidity and capital resources, our evaluation of the bank and capital markets for opportunities to deliver additional value to our shareholders, our working capital requirements, our planned share repurchases, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
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
Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in the underlying demand for our refined products;

•	changes in crack spreads;

•	changes in the spread between WTI crude oil and West Texas Sour crude oil also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil and between WTI Cushing crude oil and WTI Midland crude oil;

•	effects of, and exposure to risks related to, our commodity hedging strategies and transactions;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	availability and costs of renewable fuels for blending and RINs to meet Renewable Fuel Standards ("RFS") obligations;

•	construction of new, or expansion of existing product or crude pipelines, including in the Permian Basin and at Cushing, Oklahoma;

•	instability and volatility in the financial markets, including as a result of potential disruptions caused by economic uncertainties in Europe;

•	a potential economic recession in the United States and/or abroad;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems on our operations;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

i

•	execution of planned capital projects, cost overruns relating to those projects, and failure to realize the expected benefits from those projects;

•
effects of, and costs relating to, compliance with current and future local, state, and federal environmental, economic, climate change, safety, tax, and other laws, policies and regulations, and enforcement initiatives;

•
rulings, judgments, or settlements in litigation, tax, or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves accrued or insurance coverage;

•	the price, availability, and acceptance of alternative fuels and alternative fuel vehicles;

•	operating hazards, natural disasters, casualty losses, acts of terrorism including cyber-attacks, and other matters beyond our control; and

•
other factors discussed in more detail under Part II — Item 1A. Risk Factors in this Form 10-Q and under Part I — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 10‑K") that are incorporated herein by this reference.

Any one of these factors or a combination of these factors could materially affect our financial condition, results of operations, or cash flows and could influence whether any forward-looking statements ultimately prove to be accurate. You are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.
Although we believe the forward-looking statements we make in this report related to our plans, intentions, and expectations are reasonable, we can provide no assurance that such plans, intentions, or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. The forward-looking statements included herein are made only as of the date of this report, and we are not required to update any information to reflect events or circumstances that may occur after the date of this report, except as required by applicable law.

ii

Part I
Financial Information

Item 1.	Financial Statements

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$248,365	$453,967
Accounts receivable, trade, net of a reserve for doubtful accounts of $1,023 and $1,166 for 2013 and 2012, respectively	412,804	273,087
Inventories	397,973	409,970
Prepaid expenses	118,712	74,041
Other current assets	284,439	81,338
Total current assets	1,462,293	1,292,403
Property, plant, and equipment, net	1,153,230	1,112,484
Intangible assets, net	41,842	41,624
Other assets, net	36,989	33,896
Total assets	$2,694,354	$2,480,407
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$496,103	$439,168
Accrued liabilities	178,181	266,106
Deferred income tax liability, net	27,446	27,710
Current portion of long-term debt	166,494	206
Total current liabilities	868,224	733,190
Long-term liabilities:
Long-term debt, less current portion	547,145	499,657
Deferred income tax liability, net	285,685	282,339
Other liabilities	74,761	56,151
Total long-term liabilities	907,591	838,147
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 91,626,398 and 90,960,640 shares issued, respectively	916	910
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	621,360	612,339
Retained earnings	473,911	400,708
Accumulated other comprehensive loss, net of tax	(1,167)	(1,174)
Treasury stock, 6,094,023 and 4,022,141 shares, respectively at cost	(176,481)	(103,713)
Total shareholders’ equity	918,539	909,070
Total liabilities and shareholders’ equity	$2,694,354	$2,480,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$2,186,217	$2,339,212
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,797,184	2,236,502
Direct operating expenses (exclusive of depreciation and amortization)	121,860	115,581
Selling, general, and administrative expenses	26,552	25,781
Gain on disposal of assets, net	—	(1,891)
Maintenance turnaround expense	43,168	450
Depreciation and amortization	24,332	22,764
Total operating costs and expenses	2,013,096	2,399,187
Operating income (loss)	173,121	(59,975)
Other income (expense):
Interest income	151	193
Interest expense and other financing costs	(17,988)	(24,122)
Amortization of loan fees	(1,604)	(1,807)
Loss on extinguishment of debt	(22,047)	—
Other, net	197	1,562
Income (loss) before income taxes	131,830	(84,149)
Provision for income taxes	(48,111)	30,645
Net income (loss)	$83,719	$(53,504)

Net earnings (loss) per share:
Basic	$0.96	$(0.60)
Diluted	0.81	(0.60)
Weighted average common shares outstanding:
Basic	86,726	89,343
Diluted	109,097	89,343

Cash dividends declared per common share	$0.12	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$83,719	$(53,504)
Other comprehensive income before tax:
Defined benefit plans:
Reclassification of loss to income	12	18
Other comprehensive income before tax	12	18
Income tax	(5)	(7)
Other comprehensive income, net of tax	7	11
Comprehensive income (loss)	$83,726	$(53,493)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$83,719	$(53,504)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,332	22,764
Commodity hedging instrument mark-to-market net unrealized loss	1,723	217,989
Reserve for doubtful accounts	28	6
Amortization of loan fees and original issue discount	5,914	5,742
Loss on extinguishment of debt	22,047	—
Stock-based compensation expense	1,897	2,128
Deferred income taxes	3,082	(81,230)
Excess tax benefit from stock-based compensation	7,130	3,242
Loss on disposal of assets, net	308	281
Changes in operating assets and liabilities:
Accounts receivable	(139,745)	(110,398)
Inventories	11,997	30,908
Prepaid expenses	(44,671)	(24,508)
Other assets	(8,313)	(2,259)
Accounts payable and accrued liabilities	(3,568)	31,943
Other long-term liabilities	(1,513)	(261)
Net cash provided by (used in) operating activities	(35,633)	42,843
Cash flows from investing activities:
Capital expenditures	(65,625)	(22,238)
Proceeds from the sale of assets	49	284
Decrease in restricted cash	—	67,068
Increase in escrow deposit for redemption of long-term debt	(195,847)	—
Net cash provided by (used in) investing activities	(261,423)	45,114
Cash flows from financing activities:
Additions to long-term debt	350,000	—
Payments on long-term debt	(148,883)	(30,916)
Debt retirement fees	(11,847)	—
Deferred financing costs	(7,402)	—
Purchase of treasury stock	(72,768)	—
Dividends paid	(10,516)	(3,633)
Excess tax benefit from stock-based compensation	(7,130)	(3,242)
Net cash provided by (used in) financing activities	91,454	(37,791)
Net increase (decrease) in cash and cash equivalents	(205,602)	50,166
Cash and cash equivalents at beginning of period	453,967	170,829
Cash and cash equivalents at end of period	$248,365	$220,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization
“Western,” “we,” “us,” “our,” and the "Company" are used to refer to Western Refining, Inc. and, unless the context otherwise requires, our subsidiaries. Any references as of a date prior to September 16, 2005 (the date of Western Refining, Inc.’s formation) are to Western Refining Company, L.P. (“Western Refining LP”).
We are an independent crude oil refiner and marketer of refined products and also operate retail stores that sell various grades of gasoline, diesel fuel, and convenience store merchandise. We own and operate two refineries: one in El Paso, Texas and one near Gallup in the Four Corners region of northern New Mexico. Primarily, we operate in Arizona, Colorado, the Mid-Atlantic region, New Mexico, and west Texas. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Bloomfield and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of March 31, 2013, we also operated 222 retail stores in Arizona, Colorado, New Mexico, and Texas; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Georgia, Maryland, Nevada, New Mexico, Texas, and Virginia.
Our operations include three business segments: the refining group, the wholesale group, and the retail group. See Note 3, Segment Information for further discussion of our business segments.
2. Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.
The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Recent Accounting Pronouncements
The accounting provisions covering items reclassified from comprehensive income were amended to require disclosure about the nature of the reclassification. These provisions are effective beginning January 1, 2013. The adoption of this guidance did not affect our financial position or results of operations because these requirements only affected disclosures.
The accounting provisions covering balance sheet offsetting related to certain derivative items were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These provisions are effective beginning January 1, 2013. The revised provisions did not affect our financial position or results of operations.
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that the recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, or cash flows when implemented.
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
Wholesale Group. Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations, and a fleet of refined product and lubricant delivery trucks. Our wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Georgia, Maryland, Nevada, New Mexico, Texas, and Virginia. The wholesale group purchases petroleum fuels and lubricants from our refining group and from third-party suppliers.
Prior to September 2012, the refined products sold by our wholesale group in the Mid-Atlantic region were purchased from various third parties. On August 31, 2012, we transferred all of our Northeast wholesale inventories to a third party and entered into an exclusive supply and marketing agreement with the third party covering activities related to our refined product supply, hedging, and sales in the Mid-Atlantic region. Under the supply agreement, we purchase all of our refined products for

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sale in the Mid‑Atlantic region from the supplier. We will receive monthly distribution amounts from the supplier equal to one-half of the amount by which our refined product sales price exceeds the supplier's costs of acquiring, transporting, and hedging (including net realized and unrealized hedging gains and losses) the refined product. To the extent our refined product sales do not exceed the refined product costs during any month, we will pay one-half of that amount to the supplier, limited to an aggregate annual amount of $2.0 million.
Retail Group. Our retail stores sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. Our wholesale group supplies the majority of gasoline and diesel fuel that our retail group sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At March 31, 2013, the retail group operated 222 service stations and convenience stores or kiosks located in Arizona, Colorado, New Mexico, and Texas compared to 210 service stations and convenience stores at March 31, 2012.
Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general, and administrative expenses; net impact of the disposal of assets; maintenance turnaround expense; and depreciation and amortization. Cost of products sold includes net realized and unrealized gains and losses related to our commodity hedging activities and reflects current costs adjusted, where appropriate, for last-in, first-out ("LIFO") and lower of cost or market inventory adjustments. Intersegment revenues are reported at prices that approximate market.
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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2013 and 2012 are presented below:

	For the Three Months Ended March 31, 2013
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$978,683	$926,994	$280,540	$—	$2,186,217
Intersegment sales (1)	797,403	206,723	5,013	—

Operating income (loss) (2)	$181,883	$8,759	$(2,154)	$(15,367)	$173,121
Other income (expense), net					(41,291)
Income before income taxes					$131,830

Depreciation and amortization	$20,254	$965	$2,672	$441	$24,332
Capital expenditures	61,037	1,664	859	2,065	65,625
Total assets at March 31, 2013	1,770,198	259,993	190,517	473,646	2,694,354

(1)	Intersegment sales of $1,009.1 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining group as a component of cost of products sold. Refining cost of products sold includes $30.5 million in net realized and unrealized economic hedging losses.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended March 31, 2012
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,074,080	$995,500	$269,632	$—	$2,339,212
Intersegment sales (1)	1,069,557	196,564	6,281	—

Operating income (loss) (2)	$(49,294)	$4,451	$478	$(15,610)	$(59,975)
Other income (expense), net					(24,174)
Loss before income taxes					$(84,149)

Depreciation and amortization	$18,699	$954	$2,517	$594	$22,764
Capital expenditures	20,960	591	369	318	22,238
Total assets at March 31, 2012	1,537,306	335,416	179,878	430,994	2,483,594

(1)	Intersegment sales of $1,272.4 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining cost of products sold includes $232.9 million in net realized and unrealized economic hedging losses and wholesale cost of products sold includes $20.8 million in net realized and unrealized economic hedging losses for the three months ended March 31, 2012.

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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their fair values at March 31, 2013 and December 31, 2012 due to their short-term maturities.
We have posted cash margin with various counterparties to support hedging and trading activities. The cash margin posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default. Certain of our commodity derivative contracts under master netting agreements include both asset and liability positions. We have elected to offset the fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty under the column "Netting Adjustments" in the following tables. Fair value amounts by hierarchy level are presented on a gross basis in the tables below.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and the basis for that measurement:

	Carrying Value at March 31, 2013	Fair Value Measurement at March 31, 2013 Using			Netting Adjustments	Net Fair Value at March 31, 2013
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$10,150	$—	$10,150	$—	$(7,969)	$2,181
Other assets - commodity hedging contracts	—	—	—	—	—	—
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(23,576)	—	(23,289)	(287)	7,969	$(15,607)
Other long-term liabilities - commodity hedging contracts	(35,856)	—	(33,607)	(2,249)	—	(35,856)
	$(49,282)	$—	$(46,746)	$(2,536)	$—	$(49,282)

	Carrying Value at December 31, 2012	Fair Value Measurement at December 31, 2012 Using			Netting Adjustments	Net Fair Value at December 31, 2012
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$5,369	$—	$5,369	$—	$(1,451)	$3,918
Other assets - commodity hedging contracts	1,375	—	1,360	15	(1,147)	228
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(37,352)	—	(37,352)	—	1,451	(35,901)
Other long-term liabilities - commodity hedging contracts	(16,951)	—	(15,289)	(1,662)	1,147	(15,804)
	$(47,559)	$—	$(45,912)	$(1,647)	$—	$(47,559)
Commodity hedging contracts designated as Level 3 financial assets are jet fuel crack spread swaps for contracts that mature after March 2014 and throughout 2015. Ultra-low sulfur diesel ("ULSD") pricing has had a strong historical correlation to jet fuel crack spread swaps. We estimate the fair value of our Level 3 instruments based on the differential between quoted market settlement prices on ULSD futures and quoted market settlement prices on jet fuel futures for settlement dates corresponding to each of our outstanding Level 3 jet fuel crack spread swaps. As quoted prices for similar assets or liabilities in an active market are available, we reclassify the underlying financial asset or liability and designate as Level 2 prior to final settlement.
Carrying amounts of commodity hedging contracts reflected as financial assets are included in both current and noncurrent other assets in the Condensed Consolidated Balance Sheets. Carrying amounts of commodity hedging contracts reflected as financial liabilities are included in both accrued and other long-term liabilities in the Condensed Consolidated Balance Sheets. Included in the carrying amounts of commodity hedging contracts are fair value adjustments, respective to each counterparty with whom we enter into contracts, called credit valuation adjustments ("CVA"). CVAs are intended to adjust the fair value of counterparty contracts as a function of a counterparty's credit rating and reflect the credit quality of each counterparty to arrive at contract fair values.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to commodity price swap contracts) for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Asset (liability) balance at beginning of period	$(1,647)	$2,631
Change in fair value	(889)	(1,612)
Fair value of trades entered into during the period	—	—
Fair value on date of settlement of open contracts at beginning of period	—	—
Asset (liability) balance at end of period	$(2,536)	$1,019
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in an estimated fair value change of $0.3 million.
As of March 31, 2013 and December 31, 2012, the carrying amount and estimated fair value of our debt was as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Carrying amount	$713,639	$499,863
Fair value	1,318,253	984,831
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
5. Inventories
Inventories were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Refined products (1)	$131,320	$190,147
Crude oil and other raw materials	236,736	189,249
Lubricants	13,757	13,379
Convenience store merchandise	16,160	17,195
Inventories	$397,973	$409,970

(1)	Includes $16.4 million and $15.1 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at March 31, 2013 and December 31, 2012, respectively.
We value our refinery inventories of crude oil, other raw materials, and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by our wholesale and retail groups, refined products inventories are valued under the LIFO valuation method. Lubricants and retail store merchandise are valued under the FIFO valuation method.
As of March 31, 2013 and December 31, 2012, refined products valued under the LIFO method and crude oil and other raw materials totaled 5.7 million barrels and 5.8 million barrels, respectively. At March 31, 2013 and December 31, 2012, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $189.0 million and $148.3 million, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2013 and 2012, cost of products sold included net non-cash charges of $40.8 million and $23.0 million, respectively, from changes in our LIFO reserves.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013			December 31, 2012
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	1,772	$114,879	$64.83	2,404	$175,097	$72.84
Crude oil and other	3,931	236,736	60.22	3,419	189,249	55.35
	5,703	$351,615	61.65	5,823	$364,346	62.57
6. Prepaid Expenses
Prepaid expenses were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Prepaid crude oil and other raw materials inventories	$82,247	$47,858
Prepaid insurance and other	36,465	26,183
Prepaid expenses	$118,712	$74,041
7. Other Current Assets
Other current assets were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Escrow deposit (1)	$195,847	$—
Material and chemical inventories	28,306	27,533
Margin account deposits	23,072	29,669
Excise and other taxes receivable	22,960	14,955
Exchange and other receivables	12,073	5,263
Unrealized hedging gains	2,181	3,918
Other current assets	$284,439	$81,338
(1) The escrow deposit relates to the remaining 11.25% Senior Secured Notes that had not been tendered as of March 31, 2013. During April 2013, the escrow deposit was used to redeem the remaining notes that had not been tendered as of March 31, 2013. See Note 12, Long-Term Debt for further discussion.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Property, Plant, and Equipment, Net
Property, plant, and equipment, net was as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Refinery facilities and related equipment	$1,185,201	$1,179,418
Pipelines, terminals, and transportation equipment	79,119	76,037
Wholesale and retail facilities and related equipment	222,562	221,674
Other	22,112	23,238
	1,508,994	1,500,367
Accumulated depreciation	(471,755)	(451,490)
	1,037,239	1,048,877
Construction in progress	115,991	63,607
Property, plant, and equipment, net	$1,153,230	$1,112,484
Depreciation expense was $23.6 million and $21.9 million for the three months ended March 31, 2013 and 2012, respectively.
9. Intangible Assets, Net
Intangible assets, net were as follows:

	March 31, 2013			December 31, 2012			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(9,367)	$11,060	$20,427	$(8,971)	$11,456	7.01
Customer relationships	7,300	(2,408)	4,892	7,300	(2,278)	5,022	9.41
Rights-of-way and other	7,310	(3,802)	3,508	7,120	(3,401)	3,719	4.73
	35,037	(15,577)	19,460	34,847	(14,650)	20,197
Unamortizable assets:
Trademarks	4,800	—	4,800	4,800	—	4,800
Liquor licenses	17,582	—	17,582	16,627	—	16,627
Intangible assets, net	$57,419	$(15,577)	$41,842	$56,274	$(14,650)	$41,624
Intangible asset amortization expense for the three months ended March 31, 2013 was $0.7 million based on estimated useful lives ranging from 2 to 23 years. Intangible asset amortization expense for the three months ended March 31, 2012 was $0.7 million based on estimated useful lives ranging from 3 to 15 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2013	$2,272
2014	2,849
2015	2,371
2016	2,200
2017	2,259
2018	2,258

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Other Assets, Net
Other assets, net of amortization, were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Unamortized loan fees	$26,648	$22,701
Unrealized hedging gains	—	228
Other	10,341	10,967
Other assets, net of amortization	$36,989	$33,896
11. Accrued and Other Long-Term Liabilities
Accrued liabilities were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Income taxes	$62,800	$72,900
Excise taxes	27,843	54,727
Payroll and related costs	27,185	45,989
Professional and other	20,993	21,126
Fair value of open commodity hedging positions, net	15,607	35,901
Interest	9,834	2,176
Property taxes	6,274	25,819
Environmental reserves	4,309	3,932
Banking fees and other financing	2,635	2,841
Short-term pension obligation	701	695
Accrued liabilities	$178,181	$266,106
Other long-term liabilities were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Fair value of open commodity hedging positions, net	$35,856	$15,804
Capital lease obligations	10,119	10,158
Unrecognized tax benefits	9,572	9,572
Retiree plan obligations	6,272	6,228
Asset retirement obligations	5,167	5,088
Environmental reserves	3,909	3,904
Other	3,866	5,397
Other long-term liabilities	$74,761	$56,151
As of March 31, 2013, we had environmental liability accruals of $8.2 million, of which $4.3 million was in accrued liabilities. A portion of these liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%. Environmental liabilities of $7.0 million accrued at March 31, 2013 have not been discounted. As of March 31, 2013, the unescalated, undiscounted environmental reserve related to discounted liabilities totaled $1.5 million, leaving $0.2 million to be accreted over time.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes our environmental liability accruals:

	December 31, 2012	Increase (Decrease)	Payments	March 31, 2013
	(In thousands)
Discounted liabilities	$1,292	$5	$(35)	$1,262
Undiscounted liabilities	6,544	584	(172)	6,956
Total environmental liabilities	$7,836	$589	$(207)	$8,218
12. Long-Term Debt
Long-term debt was as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
6.25% Senior Unsecured Notes, due 2021	$350,000	$—
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $9,882 and $19,001 for 2013 and 2012, respectively	166,285	305,999
5.75% Convertible Senior Unsecured Notes, due 2014, net of conversion feature of $18,565 and $22,105 for 2013 and 2012, respectively	196,885	193,345
5.50% promissory note, due 2015	469	519
Revolving Credit Agreement	—	—
Long-term debt	713,639	499,863
Current portion of long-term debt (1)	(166,494)	(206)
Long-term debt, net of current portion	$547,145	$499,657

(1)
Current portion of long-term debt as of March 31, 2013 includes the remaining portion of our 11.25% Senior Secured Notes, $166.3 million net of unamortized discount, that were not tendered in the tender offer for such Notes and that remained outstanding as of the balance sheet date. We completed the scheduled redemption of the remainder of these Notes in April 2013.

Outstanding amounts under the Revolving Credit Agreement, if any, are included in the current portion of long-term debt.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense and other financing costs were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Contractual interest:
6.25% Senior Unsecured Notes	$304	$—
11.25% Senior Secured Notes	8,908	9,140
5.75% Convertible Senior Unsecured Notes	3,097	3,097
Term Loan	—	5,922
Revolving Credit Agreement	—	—
	12,309	18,159
Amortization of original issuance discount:
6.25% Senior Unsecured Notes	—	—
11.25% Senior Secured Notes	770	719
5.75% Convertible Senior Unsecured Notes	3,540	3,098
Term Loan	—	118
	4,310	3,935
Other interest expense	1,924	2,598
Capitalized interest	(555)	(570)
Interest expense and other financing costs	$17,988	$24,122
We amortize original issue discounts using the effective interest method over the respective term of the debt.
On March 11, 2013, we announced the commencement of a cash tender offer and consent solicitation for any and all of our outstanding 11.25% Senior Secured Notes due 2017 (the “2017 Notes”), pursuant to our Offer to Purchase and Consent Solicitation Statement (the “Offer to Purchase”). Holders who validly tendered their 2017 Notes on or before March 22, 2013 (the "Early Tender Deadline") were eligible to receive total consideration of $1,079.60 per $1,000 principal amount of 2017 Notes, which included a consent payment of $20.00 per $1,000 principal amount of 2017 Notes tendered. On March 25, 2013, we announced that the holders of $148.8 million of the 2017 Notes had tendered their 2017 Notes in the tender offer. We used the funds from the 2021 Note offering, detailed below, to fund the Offer to Purchase.
On March 25, 2013, we issued a notice of redemption (with a redemption date of April 24, 2013), to the remaining holders of our 2017 Notes that were not accepted for payment and that remained outstanding on April 24, 2013 (the “Redemption Date” and such 2017 Notes to be redeemed, the “Outstanding 2017 Notes”). The maximum amount of Outstanding 2017 Notes that were subject to redemption was $176.2 million. Separately on March 25, 2013, we entered into an indenture (the "2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the “2021 Notes”). The 2021 Notes are guaranteed on a senior unsecured basis by each of our wholly-owned domestic restricted subsidiaries that guarantee any of our indebtedness under our (a) Revolving Credit Agreement or (b) any other Credit Facilities (as each such term is defined in the 2021 Indenture), or any capital markets debt, in the case of clause (b), in a principal amount of at least $150.0 million. The 2021 Notes and the guarantees are our and each Guarantor's general obligations and will rank equally and ratably with all of our existing and future senior indebtedness and senior to our and the Guarantors’ subordinated indebtedness. The 2021 Notes will be effectively subordinated in right of payment to all secured indebtedness (including secured indebtedness under the Revolving Credit Agreement) to the extent of the value of the collateral securing such indebtedness. We will pay interest on the 2021 Notes semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on October 1, 2013. The 2021 Notes will mature on April 1, 2021. We used the proceeds from the offering primarily to redeem the 2017 Notes. We incurred transaction and other financing fees of $7.4 million related to the issuance of the 2021 Notes.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 2021 Indenture contains covenants that limit our ability to, among other things: (i) pay dividends or make other distributions in respect of our capital stock or make other restricted payments; (ii) make certain investments; (iii) sell certain assets; (iv) incur additional debt or issue certain preferred shares; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) restrict dividends or other payments from restricted subsidiaries; and (viii) enter into certain transactions with our affiliates. The 2021 Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding 2021 Notes to be due and payable immediately.
In connection with the sale of the 2021 Notes, we entered into a registration rights agreement, dated March 25, 2013 (the “Registration Rights Agreement”), with the initial purchasers. Under the Registration Rights Agreement, we agreed to register notes having substantially identical terms as the 2021 Notes with the U.S. Securities and Exchange Commission as part of an offer to exchange freely tradable exchange notes for the 2021 Notes. We will use our commercially reasonable efforts to have the exchange offer registration statement declared effective under the Securities Act by March 25, 2014. Under certain circumstances, we will be required to file a shelf registration statement for the resale of the 2021 Notes and use commercially reasonable efforts to have the shelf registration statement declared effective within a specified time period.
The Offer to Purchase expired on April 5, 2013 and an additional $2.5 million of the 2017 Notes were validly tendered and not validly withdrawn, resulting in a total amount of $151.3 million of 2017 Notes that were validly tendered and not validly withdrawn. As a result of the Offer to Purchase, we recorded a loss on extinguishment of debt of $22.0 million including a write-off of $1.9 million of unamortized loan fees.
On April 24, 2013, we redeemed the Outstanding 2017 Notes at (i) 100.0% of the principal amount of such Outstanding 2017 Notes, plus (ii) the Fixed Rate Notes Applicable Premium (as such term is defined in the indenture governing the 2017 Notes) as of the Redemption Date plus (iii) accrued and unpaid interest from December 15, 2012 to, but excluding, the Redemption Date. This redemption resulted in a loss on extinguishment of debt of $24.7 million including a write-off of $2.3 million of unamortized loan fees that we will report in the second quarter of 2013 results of operations.
The Convertible Senior Unsecured Notes are presently convertible at the option of the holder. The conversion rate as of March 31, 2013 was 102.7870 for each $1,000 of principal amount of Convertible Senior Unsecured Notes. The Convertible Senior Unsecured Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds 130% of the applicable conversion price in effect for the Notes on the last trading day of the immediately preceding calendar quarter for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any Convertible Senior Unsecured Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash, or a combination thereof.
In addition to our scheduled Term Loan Credit Agreement ("Term Loan") payment of $0.8 million made during the first quarter of 2012, we made non-mandatory prepayments of $30.0 million and $291.8 million during the first and second quarters of 2012, respectively, resulting in the retirement of our Term Loan in the second quarter of 2012.
On April 11, 2013, we entered into the Second Amended and Restated Revolving Credit Agreement. Lenders under the Revolving Credit Agreement extended $900.0 million in commitments that mature on April 11, 2018, and incorporate a borrowing base tied to eligible accounts receivable and inventory. The Revolving Credit Agreement also provides for letters of credit and swing line loans and provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum subject to adjustment based upon the average utilization ratio and letter of credit fees ranging from 1.75% to 2.25% per annum, payable quarterly, subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 0.75% to 1.25% or LIBOR loans plus a margin ranging from 1.75% to 2.25% subject to adjustment based upon the average excess availability under the Revolving Credit Agreement. Prior to April 11, 2013, the Revolving Credit Agreement included commitments of $1.0 billion maturing on September 22, 2016. Interest rates ranged from 2.50% to 3.25% over LIBOR. Our subsidiaries guarantee the Revolving Credit Agreement on a joint and several basis. The Revolving Credit Agreement is secured by our cash and cash equivalents, accounts receivable, and inventory. In April 2013, we paid $4.3 million in amendment and other financing fees related to the Revolving Credit Agreement.
The Revolving Credit Agreement contains certain covenants, including but not limited to limitations on debt, investments, and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances. If an event of default under the Revolving Credit Agreement occurs and is continuing, the Administrative Agent at the request of lenders holding a specified percentage of commitments, shall, or with such lenders' consent, may (i) terminate the obligations of the lenders to make loans and the obligations of the issuing banks to issue letters of credit, (ii) declare the obligations outstanding under the Revolving Credit Agreement to be immediately due and payable, and/or (iii) exercise legal and contractual rights and remedies.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2013, we had gross availability under the Revolving Credit Agreement of $736.3 million, of which $273.2 million was used for outstanding letters of credit. We had no direct borrowings under the Revolving Credit Agreement at March 31, 2013.
13. Shareholders' Equity
Changes to shareholders' equity during the three months ended March 31, 2013 were as follows:

Shareholders' Equity
(In thousands)
Balance at December 31, 2012	$909,070
Net income	83,719
Other comprehensive income, net of tax	7
Dividends	(10,516)
Stock-based compensation	1,897
Excess tax benefit from stock-based compensation	7,130
Purchase of treasury stock	(72,768)
Balance at March 31, 2013	$918,539
On July 18, 2012, our board of directors authorized a share repurchase program of up to $200 million (the "July 2012 Program"). Under the July 2012 Program, we completed, through April 5, 2013, the purchase of 6,768,672 shares of our common stock at a cost of approximately $199.4 million. On April 8, 2013, our board of directors authorized another $200 million share repurchase program (the "April 2013 Program") and, through April 26, 2013, we completed the purchase of an additional 1,373,021 shares of our common stock at a cost of approximately $41.2 million, resulting in a total share repurchase amount between the July 2012 Program and the April 2013 Program of 8,141,693 shares at a cost of approximately $240.6 million. Share repurchases may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise and are subject to market conditions, as well as corporate, regulatory, and other considerations. The share repurchase programs may be discontinued at any time by our board of directors.
During the first quarter of 2013, we purchased 2,071,882 shares as part of the July 2012 Program at a cost of $72.8 million. As of March 31, 2013, we had $45.0 million remaining in authorized expenditures under July 2012 Program. As of April 26, 2013, we have purchased an additional 1,372,655 shares at a cost of $44.4 million under the July 2012 Program and 1,373,021 shares at a cost of $41.2 million under the April 2013 Program.
14. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rate for the three months ended March 31, 2013 and 2012 was 36.5% and 36.4%, respectively. The effective tax rate for both the three months ended March 31, 2013 and 2012 was higher than the statutory rate primarily due to state obligations offset by the Domestic Activity Production Deduction.
The Internal Revenue Service (the “IRS”) is presently conducting an examination of our tax years ending December 31, 2009 and December 31, 2010. That examination is in progress and no adjustments have been proposed. The IRS has completed an examination of our tax years ending December 31, 2007 and December 31, 2008. For the 2007 and 2008 years, we have agreed to all IRS adjustments. Due to statutory requirements, all adjustments will be reviewed by the U.S. Joint Committee of Taxation prior to finalizing the audit. For our tax year ending December 31, 2006, we have concluded the IRS audit and filed final Decision Documents in Tax Court. We do not believe the results of any of these examinations, appeals, or litigation will have a material adverse effect on our financial position, results of operations, or cash flows, but the timing and the results of final determinations on these matters remains uncertain.
We believe that it is more likely than not that the benefit from certain state net operating loss (“NOL”) carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $26.5 million was provided against the deferred tax assets relating to these NOL carryforwards at March 31, 2013. There was no change in the valuation allowance for the Yorktown NOL carryforwards from December 31, 2012. For any period in which we change our assessment regarding our ability to recover our deferred tax assets, we will make a corresponding income tax provision adjustment.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2013, we have recorded a liability of $9.6 million for unrecognized tax benefits, of which $0.1 million would affect our effective tax rate if recognized. We recognized $0.1 million in interest and penalties for the quarter ended March 31, 2013.
15. Retirement Plans
We fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in our financial statements.
Pensions
Through December 31, 2012, we distributed $25.8 million from plan assets to plan participants as a result of the temporary idling of Yorktown refining operations in 2010 and resultant termination of several participants of the Yorktown cash balance plan. No distributions were made during the three months ended March 31, 2013. In connection with the sale of the Yorktown refinery during the fourth quarter of 2011, we intend to terminate the defined benefit plan covering certain previous Yorktown refinery employees. Such termination is subject to regulatory approval. We made no contributions to the Yorktown cash balance plan during the three months ended March 31, 2013. Subsequent to March 31, 2013, we made a $1.3 million contribution to the plan and anticipate no further contributions during 2013.
The components of the net periodic benefit cost associated with our pension plan for certain previous employees of the Yorktown refinery were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net periodic benefit cost includes:
Service cost	$8	$—
Interest cost	(2)	55
Amortization of net actuarial loss	1	8
Expected return on assets	—	(23)
Settlement expense	—	—
Plan amendments	—	—
Net periodic benefit cost	$7	$40
Our benefit obligation at December 31, 2012 for the Yorktown benefit plan was $1.3 million and the benefit plan held $0.6 million in assets.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Postretirement Obligations
The components of the net periodic benefit cost associated with our postretirement medical benefit plans covering certain employees at our El Paso refinery and previous employees of the Yorktown refinery were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net periodic benefit cost includes:
Service cost	$63	$33
Interest cost	35	62
Amortization of net actuarial loss	11	10
Net periodic benefit cost	$109	$105
Our benefit obligation at December 31, 2012 for our postretirement medical benefit plans was $6.5 million. We fund our medical benefit plans on an as-needed basis.
The following table presents cumulative changes in other comprehensive income related to our benefit plans included as a component of equity for the periods presented, net of income tax. The related expenses are included in direct operating expenses in the the Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Beginning of period balance	$(1,174)	$(1,812)
Current period changes	7	11
End of period balance	$(1,167)	$(1,801)
Defined Contribution Plan
We sponsor a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. We make a safe harbor matching contribution to the account of each participant who is covered under the collective bargaining agreement with the International Union of Operating Engineers in El Paso and has completed 12 months of service equal to 250% of the first 4% of compensation beginning February 1, 2012. During January 2012, the safe harbor matching contribution was 200% of the first 4% of compensation. In addition, participants who were covered by the settlement agreement with the International Union of Operating Engineers in El Paso received a contribution equal to 3% of the compensation paid between January 1, 2012 and January 31, 2012. For all other employees, we matched 1.33% of eligible compensation for each 1% of eligible compensation contributed by the participant up to a maximum of 6% provided the participant had a minimum of one year of service with Western. For the three months ended March 31, 2013 and 2012, we expensed $1.7 million and $1.3 million, respectively, in connection with this plan.
16. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the three months ended March 31, 2013, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
We use crude oil and refined products futures, swap contracts, or options to mitigate the change in value for a portion of our LIFO inventory volumes subject to market price fluctuations and swap contracts to fix the margin on a portion of our future gasoline and distillate production. The physical volumes are not exchanged and these contracts are net settled with cash. For instruments used to mitigate the change in value of volumes subject to market prices, we elected not to pursue hedge accounting treatment for financial accounting purposes generally because of the difficulty of establishing and maintaining the required documentation that would allow for hedge accounting. The swap contracts used to fix the margin on a portion of our future gasoline and distillate production do not qualify for hedge accounting treatment.

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
The following tables summarize our economic hedging activity for the three months ended March 31, 2013 and 2012 and open commodity hedging positions as of March 31, 2013 and December 31, 2012:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Economic hedging activities recognized within cost of products sold
Realized hedging loss, net	$(28,819)	$(35,759)
Unrealized hedging loss, net	(1,723)	(217,989)
Total hedging loss, net	$(30,542)	$(253,748)

	March 31, 2013	December 31, 2012
	(In thousands)
Open commodity hedging instruments (bbls)
Crude futures	348	588
Refined product price and crack spread swaps	25,488	26,683
Total open commodity hedging instruments	25,836	27,271

Fair value of outstanding contracts, net
Other current assets	$2,181	$3,918
Other assets	—	228
Accrued liabilities	(15,607)	(35,901)
Other long-term liabilities	(35,856)	(15,804)
Fair value of outstanding contracts - unrealized loss, net	$(49,282)	$(47,559)
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
As of March 31, 2013, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our unleaded gasoline crack spread swaps range from $10.96 to $27.43 per contract. Settlement prices for our distillate crack spread swaps range from $25.77 to $27.96 per contract. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2013	2014	2015	2016
Inventory positions (futures and swaps):
Crude oil and refined products — net short positions	348	—	—	—
Refined product positions (crack spread swaps):
Distillate — net short positions	6,888	10,200	5,925	—
Unleaded gasoline — net short positions	2,250	225	—	—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Stock-Based Compensation
We have two share-based compensation plans, the Western Refining 2006 Long-Term Incentive Plan (the “2006 LTIP”) and the 2010 Incentive Plan of Western Refining (the “2010 Incentive Plan”) that allow for restricted share awards and restricted share unit awards. As of March 31, 2013, there were 14,311 and 3,032,453 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over either a one, three, or five year period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of March 31, 2013, there were 66,000 and 553,838 restricted shares and restricted share units not vested, respectively, outstanding.
We recorded stock compensation expense of $1.9 million for the three months ended March 31, 2013 of which $0.1 million was included in direct operating expenses and $1.8 million in selling, general, and administrative expenses.
The excess tax benefit related to the restricted shares that vested during the three months ended March 31, 2013 was $6.9 million using a statutory blended rate of 37.80%. The aggregate fair value at the grant date of the restricted shares that vested during the three months ended March 31, 2013 was $3.7 million. The related aggregate intrinsic value of these restricted shares for the three months ended March 31, 2013 was $21.9 million at the vesting date.
The excess tax benefit related to the restricted share units that vested during the three months ended March 31, 2013 was $0.2 million using a statutory blended rate of 37.80%. The aggregate fair value at the grant date of the restricted share units that vested during the three months ended March 31, 2013 was $0.6 million. The related aggregate intrinsic value of these restricted share units for the three months ended March 31, 2013 was $1.3 million at the vesting date.
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
As of March 31, 2013, the aggregate fair value at grant date of outstanding restricted shares and restricted share units was $0.4 million and $12.6 million, respectively. The aggregate intrinsic value of outstanding restricted shares and restricted share units was $2.3 million and $19.6 million, respectively. The unrecognized compensation cost of restricted shares and restricted share units not vested was $0.2 million and $9.8 million, respectively. Unrecognized compensation costs for restricted shares and restricted share units will be recognized over a weighted average period of approximately 0.63 years and 3.49 years, respectively.
The following table summarizes our restricted share unit and restricted share activity for the three months ended March 31, 2013:

	Restricted Share Units		Restricted Shares
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Not vested at December 31, 2012	440,860	$18.24	694,622	$5.93
Awards granted	150,114	34.84	—	—
Awards vested	(37,136)	17.25	(628,622)	5.87
Awards forfeited	—	—	—	—
Not vested at March 31, 2013	553,838	22.83	66,000	6.41

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
The computation of basic and diluted earnings (loss) per share under the two-class method is presented as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share data)
Basic earnings (loss) per common share:
Allocation of earnings (losses):
Net income (loss)	$83,719	$(53,504)
Distributed earnings	(10,516)	(7,266)
Income (loss) allocated to participating securities	(555)	985
Distributed earnings (loss) allocated to participating securities	80	118
Undistributed income (loss) available to common shareholders	$72,728	$(59,667)

Weighted-average number of common shares outstanding (1)	86,726	89,343
Basic earnings (loss) per common share:
Distributed earnings per share	$0.12	$0.08
Undistributed earnings (loss) per share	0.84	(0.68)
Basic earnings (loss) per common share	$0.96	$(0.60)
(1) Excludes the weighted average number of common shares outstanding associated with participating securities of 662,722 and 1,472,008 shares for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share data)
Diluted earnings (loss) per common share:
Net income (loss)	$83,719	$(53,504)
Tax effected interest related to convertible debt	4,128	—
Net income (loss) available to common shareholders, assuming dilution	$87,847	$(53,504)

Weighted-average diluted common shares outstanding:	109,097	89,343

Diluted earnings (loss) per common share:	$0.81	$(0.60)

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computation of the weighted average number of diluted shares outstanding is presented below:

	Three Months Ended
	March 31,
	2013	2012 (1)
	(In thousands)
Weighted average number of common shares outstanding	86,726	89,343
Common equivalent shares from Convertible Senior Unsecured Notes	22,145	—
Restricted shares	226	—
Weighted average number of diluted shares outstanding	109,097	89,343

(1)
We have excluded 395,402 restricted shares and 19,949,076 common equivalent shares of Convertible Senior Unsecured Notes from the weighted average number of diluted shares outstanding as the effect of including such shares would be antidilutive.

A shareholder's interest in our common stock could become diluted as a result of vestings of restricted shares and restricted share units and the conversion of our Convertible Senior Unsecured Notes into actual shares of our common stock. In calculating our fully diluted earnings per common share, we consider the impact of restricted shares and restricted share units that have not vested and common equivalent shares related to our Convertible Senior Unsecured Notes. We include restricted shares and restricted share units that have not vested in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price. Common equivalent shares from our Convertible Senior Unsecured Notes are generally included in our diluted earnings calculation when net income exceeds certain thresholds above which the effect of the shares becomes dilutive. We calculate the volume of these shares by applying the current conversion rate of 102.7870 to each $1,000 of principal amount of Convertible Senior Unsecured Notes. At March 31, 2012, the conversion rate was 92.5926.
The table below summarizes our cash dividends declared and paid through April 26, 2013:

	2013
	Declaration Date	Record Date	Payment Date	Dividend per common share	Total Payment (In thousands)
First quarter	January 4	January 19	February 13	$0.12	$10,516
Second quarter (1)	April 8	April 23	May 8	0.12
Total					$10,516
(1) The second quarter 2013 cash dividend of $0.12 per common share will result in an aggregate payment of $10.0 million.
19. Cash Flows
Cash Equivalents
Cash equivalents totaling $20.0 million consisting of short-term money market deposits were included in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively.
Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Income taxes paid	$47,486	$27,253
Interest paid, excluding amounts capitalized	6,794	8,938

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
El Paso Refinery
Prior spills, releases, and discharges of petroleum or hazardous substances have impacted the groundwater and certain solid waste management units and other areas at and adjacent to the El Paso refinery. We are currently in the remediation process, in conjunction with Chevron U.S.A., Inc. (“Chevron”), for these areas pursuant to certain agreed administrative orders with the Texas Commission on Environmental Quality (the “TCEQ”; previously known as the Texas Natural Resources Conservation Commission). Pursuant to our purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate its solid waste management units in accordance with its Resource Conservation Recovery Act (“RCRA”) permit, which Chevron has fulfilled. Chevron also retained control of and liability for certain groundwater remediation responsibilities that are ongoing.
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
Based on the terms of the Consent Decree and current information, we estimate the total capital expenditures necessary to address the Consent Decree issues would be approximately $51.0 million, of which we have already expended $43.0 million, including $15.2 million for the installation of a flare gas recovery system completed in 2007 and $27.8 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers through March 2013. We estimate remaining expenditures of approximately $8.0 million for the NOx emission controls on heaters and boilers during 2013. This amount is included in our estimated capital expenditures for regulatory projects. Under the terms of the Consent Decree, we paid a civil penalty of $1.5 million in September 2011.
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
In November 2012, we proposed to TCEQ to pay a penalty of up to $0.2 million to settle unresolved air enforcement issued by the TCEQ to our El Paso refinery between October 2004 and April 2008. Resolution is expected to involve entering an agreed administrative order with TCEQ and payment of a penalty. We do not expect the order to require any soil or groundwater remediation or clean-up. Based on current information, we do not believe the requirements of the order will have a material effect on our business, financial condition, or results of operations.
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
Based on current information and the 2009 NMED Amendment as amended in June 2012 to reflect the indefinite suspension of refining operations at our Bloomfield facility and to delay NOx controls on heaters, boilers, and a Fluid Catalytic Cracking Unit (the "FCCU") at our Gallup refinery, we estimated $51.0 million in total capital expenditures after January 2009. We expended $11.3 million through 2011 and $37.6 million during 2012. During the first three months of 2013, we spent an additional $2.0 million to complete the project. These capital expenditures were primarily for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx, and particulate matter from our Gallup refinery. We will incur additional capital expenditures to implement one or more FCCU off‑set projects. One FCCU off-set project is to be completed by the end of 2014 and the others are to be completed by the end of 2017. The 2009 NMED Amendment also provided for a $2.3 million penalty. We completed payment of the penalty between November 2009 and September 2010 to fund Supplemental Environmental Projects. We paid an additional penalty of $0.4 million in July 2012 associated with the June 2012 amendment. We do not expect implementation of the requirements in the 2009 NMED Amendment, as amended in June 2012, to result in any soil or groundwater remediation or clean-up costs.
Bloomfield 2007 NMED Remediation Order. In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007 have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures, and implement corrective measures. Prior to July 2007, with the approval of the NMED and the New Mexico Oil Conservation Division, we placed into operation certain remediation measures which remain operational. As of March 31, 2013, we have expended $3.2 million and have accrued the remaining estimated costs of $4.0 million for implementing the investigation, interim measures, and the reasonably known corrective actions of the order.
Gallup 2007 Resource Conservation Recovery Act (“RCRA”) Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (the "Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. We reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. Between September 2010 and July 2012, the EPA demanded and we have paid penalties totaling $0.2 million pursuant to the settlement. We do not expect implementation of the requirements in the final settlement will result in any additional soil or groundwater remediation or clean-up costs not otherwise required. We estimated capital expenditures of approximately $38.8 million to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. We expended $20.8 million through 2011, $17.1 million during 2012 on the upgrade of the wastewater treatment plant, $0.3 million during the first three months of 2013, and expect to spend the remaining $0.6 million during 2013. The final settlement deadline was modified in September 2010 to establish May 31, 2012

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

as the deadline for completing startup of the upgraded plant. After negotiating an extension of this deadline with the EPA, we completed startup on August 12, 2012.
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
Regarding the claims asserted against us referenced above, potentially applicable factual and legal issues have not been resolved; and we have yet to determine if a liability is probable. We do not believe the potential settlement of any of the asserted claims discussed above would have a material effect on our financial condition, results of operations, or cash flows; however, we cannot reasonably estimate the range of any loss associated with these matters. Accordingly, we have not recorded a liability for these pending lawsuits.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

21. Related Party Transactions
Effective November 30, 2012, an entity controlled by one of our officers purchased the building and related lease agreement of certain office space that we and other commercial tenants occupy in El Paso, Texas. The lease agreement expires in May 2017. Under the terms of the lease, we make annual payments of $0.2 million. For the three months ended March 31, 2013, we made rental payments under this lease to the related party of $0.05 million. We have no amounts due as of March 31, 2013 related to this lease agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012, or 2012 Form 10-K, and elsewhere in this report. You should read such “Risk Factors” and “Forward-Looking Statements” in this report. In this Item 2, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and its subsidiaries, unless the context otherwise requires or where otherwise indicated.
Company Overview
We are an independent crude oil refiner and marketer of refined products and also operate retail stores that sell various grades of gasoline, diesel fuel, and convenience store merchandise. We own and operate two refineries with a total crude oil throughput capacity of 153,000 barrels per day ("bpd"). In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a refinery near Gallup, New Mexico, with a throughput capacity of 25,000 bpd. Our primary operating areas encompass Arizona, Colorado, the Mid-Atlantic region, New Mexico, and west Texas. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque and Bloomfield, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of March 31, 2013, we also operated 222 retail stores in Arizona, Colorado, New Mexico, and Texas; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Georgia, Maryland, Nevada, New Mexico, Texas, and Virginia.
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
Major Influences on Results of Operations
Refining. Our net sales fluctuate significantly with movements in refined product prices and the cost of crude oil and other feedstocks. The spread between our cost of crude oil and our sales prices for refined products is the primary factor affecting our earnings and cash flows from operations. Factors driving the movement in petroleum based commodities pricing includes supply and demand for crude oil, gasoline, and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; logistics constraints; availability of imports; marketing of competitive fuels; price differentials between various types of crude oils; and government regulation.
Other impacts to our overall refinery gross margins include the sale of lower value products such as residuum and propane as well as refinery production loss. Higher crude costs tend to have a narrowing effect on the margin for lower value product sales. Our refinery product yield volume is less than our total refinery throughput volume; a higher yield loss negatively impacts our gross margin. Also affecting refining margins within refinery cost of products sold is the impact of our economic hedging activity entered into primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product, and blendstock inventories. Consolidated cost of products sold for the three months ended March 31, 2013 includes $30.5 million of realized and non-cash unrealized net losses from our economic hedging activities, the majority of which is in refining cost of products sold. The non-cash unrealized net losses included in this total were $1.7 million for the period. Our results of operations are also significantly affected by our refineries’ direct operating expenses, especially the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
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
Periodically we have planned maintenance turnarounds at our refineries that are expensed as incurred. We completed a refinery maintenance turnaround at our Gallup refinery during October 2012. In the first quarter of 2013, we completed a scheduled maintenance turnaround for the north side units of the El Paso refinery.
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
Retail. Earnings and cash flows from our retail business segment are primarily affected by the sales volumes and margins of gasoline and diesel fuel, and by the sales and margins of merchandise sold at our retail stores. Margins for gasoline and diesel fuel sales are equal to the sales price less the delivered cost of the fuel and motor fuel taxes, and are measured on a cpg basis. Fuel margins are impacted, in descending order of magnitude, by competition, local and regional supply, and demand. Margins for retail merchandise sold are equal to retail merchandise sales less the delivered cost of the merchandise, net of supplier discounts and inventory shrinkage, and are measured as a percentage of merchandise sales. Merchandise sales are impacted by convenience or location, branding, and competition. Our retail sales reflect seasonal trends such that operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. In order to apply these principles, we must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates, and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K.
Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that the recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have a significant impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, and cash flows when implemented.

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three months ended March 31, 2013 and 2012. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.

Consolidated
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	Three Months Ended
	March 31,
	2013	2012	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$2,186,217	$2,339,212	$(152,995)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,797,184	2,236,502	(439,318)
Direct operating expenses (exclusive of depreciation and amortization) (1)	121,860	115,581	6,279
Selling, general, and administrative expenses	26,552	25,781	771
Gain on disposal of assets, net	—	(1,891)	1,891
Maintenance turnaround expense	43,168	450	42,718
Depreciation and amortization	24,332	22,764	1,568
Total operating costs and expenses	2,013,096	2,399,187	(386,091)
Operating income (loss)	173,121	(59,975)	233,096
Other income (expense):
Interest income	151	193	(42)
Interest expense and other financing costs	(17,988)	(24,122)	6,134
Amortization of loan fees	(1,604)	(1,807)	203
Loss on extinguishment of debt	(22,047)	—	(22,047)
Other, net	197	1,562	(1,365)
Income (loss) before income taxes	131,830	(84,149)	215,979
Provision for income taxes	(48,111)	30,645	(78,756)
Net income (loss)	$83,719	$(53,504)	$137,223

Basic earnings (loss) per share	$0.96	$(0.60)	$1.56
Diluted earnings (loss) per share	0.81	(0.60)	1.41
Cash dividends declared per common share	$0.12	$0.08	$0.04
Weighted average basic shares outstanding	86,726	89,343	(2,617)
Weighted average dilutive shares outstanding	109,097	89,343	19,754

(1)
Excludes $1,009.1 million and $1,272.4 million of intercompany sales; $1,007.0 million and $1,270.8 million of intercompany cost of products sold; and $2.1 million and $1.6 million of intercompany direct operating expenses for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended
	March 31,
	2013	2012	Change
	(In thousands)
Key Operating Statistics
Fuel sales volume (bbls) (including intersegment sales)
Refining	14,457	16,947	(2,490)
Wholesale	8,467	8,744	(277)
Retail	1,735	1,609	126
Total fuel sales volume	24,659	27,300	(2,641)

Costs and expenses (net of intersegment)
Refining	$726,624	$1,100,673	$(374,049)
Wholesale	914,365	986,713	(72,348)
Retail	278,055	264,697	13,358
Total operating costs	$1,919,044	$2,352,083	$(433,039)

Economic hedging activities recognized within cost of products sold
Realized hedging loss, net	$(28,819)	$(35,759)	$6,940
Unrealized hedging loss, net	(1,723)	(217,989)	216,266
Total hedging loss, net	$(30,542)	$(253,748)	$223,206

Cash Flow Data
Net cash provided by (used in):
Operating activities	$(35,633)	$42,843	$(78,476)
Investing activities	(261,423)	45,114	(306,537)
Financing activities	91,454	(37,791)	129,245

Other Data
Adjusted EBITDA (1)	$242,692	$182,983	$59,709
Capital expenditures	65,625	22,238	43,387

Balance Sheet Data (at end of period)
Cash and cash equivalents	$248,365	$220,955	$27,410
Restricted cash	—	153,287	(153,287)
Working capital	594,069	577,060	17,009
Total assets	2,694,354	2,483,594	210,760
Total debt	713,639	777,009	(63,370)
Shareholders’ equity	918,539	764,439	154,100

(1)
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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2013	2012	Change
	(In thousands)
Net income (loss)	$83,719	$(53,504)	$137,223
Interest expense and other financing costs	17,988	24,122	(6,134)
Provision for income taxes	48,111	(30,645)	78,756
Amortization of loan fees	1,604	1,807	(203)
Depreciation and amortization	24,332	22,764	1,568
Maintenance turnaround expense	43,168	450	42,718
Loss on extinguishment of debt	22,047	—	22,047
Unrealized loss on commodity hedging transactions	1,723	217,989	(216,266)
Adjusted EBITDA	$242,692	$182,983	$59,709
Overview. The increase in net income was primarily due to continued strengthening in our margin environment led by significant crude oil cost advantages reflected in refining margins, improved operating results in our wholesale segment, and an overall decrease in net realized and unrealized losses from economic hedging activities from our refining and wholesale segments. We discuss economic hedging gains and losses in greater detail within our Refining Segment analysis under Refinery Gross Margin. Offsetting a portion of the overall increase in net income was higher quarter over quarter turnaround expenses resulting from the planned turnaround of the north side units of our El Paso Refinery.
We analyze segment margins as a function of net sales less cost of products sold (exclusive of depreciation and amortization). At a consolidated level, our margin increased by $286.3 million due largely to an increase in our refining margins of $283.3 million which is a reflection of unrealized commodity hedging gains and losses recorded within cost of products sold. The wholesale group recognized a margin increase of $3.2 million and the retail group recognized a margin decrease of $0.1 million, net of intercompany transactions that eliminate in consolidation.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses resulted from increases of $4.6 million and $2.3 million from our refining and wholesale groups, respectively, partially offset by a decrease from our retail group of $0.7 million, net of intercompany transactions that eliminate in consolidation.
Selling, General, and Administrative Expenses. The increase in selling, general, and administrative expenses resulted from increases of $0.6 million and $0.2 million in our wholesale and refining groups, respectively.
Gain on Disposal of Assets, Net. The net gain during the three months ended March 31, 2012 was related to sales of assets from our refining and wholesale groups of $1.4 million and $0.5 million, respectively.
Maintenance Turnaround Expense. During the three months ended March 31, 2013, we incurred turnaround expenses associated with the planned turnaround of the north side units of our El Paso Refinery. During the three months ended March 31, 2012, we incurred turnaround expenses in connection with the planned turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.

Depreciation and Amortization. The increase between periods is primarily due to additional depreciation at our Gallup refinery ($1.8 million) primarily resulting from additional assets capitalized in the 2012 Gallup turnaround and, to a lesser extent, the completion of the wastewater treatment plant during the fourth quarter of 2012. This increase was partially offset by a decrease in the depreciation and amortization associated with refining logistics ($0.4 million) due to an asset transfer of environmental equipment.
Operating Income. The increase was primarily the result of decreased losses from commodity hedging activities between the two periods of $223.2 million, offset by increased maintenance turnaround expense and direct operating expenses.
Interest Income. Interest income for the three months ended March 31, 2013 and 2012 remained relatively unchanged.
Interest Expense and Other Financing Costs. The decrease was attributable to lower debt levels and lower average cost of borrowing during the three months ended March 31, 2013 compared to the same period in 2012.
Amortization of Loan Fees. The decrease was due to the retirement of our Term Loan and resultant write-off of related loan fees.
Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt for the three months ended March 31, 2013 resulting from the tender offer for our Senior Secured Notes.
Other, Net. Other expense, net for 2012 includes amounts related to the settlement of a lawsuit ($1.4 million).
Provision for Income Taxes. We recorded income tax expense for the three months ended March 31, 2013 and 2012. The effective tax rates for the three months ended March 31, 2013 and 2012 were 36.5% and 36.4%, respectively, compared to the federal statutory rate of 35%. The effective tax rates for both periods were slightly higher primarily due to state obligations offset by the Domestic Activity Production Deduction.
See additional analysis under the Refining Segment, Wholesale Segment, and Retail Segment.

Refining Segment
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	Three Months Ended
	March 31,
	2013	2012	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,776,086	$2,143,637	$(367,551)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,442,152	2,093,545	(651,393)
Direct operating expenses (exclusive of depreciation and amortization)	81,875	75,109	6,766
Selling, general, and administrative expenses	6,754	6,510	244
Gain on disposal of assets, net	—	(1,382)	1,382
Maintenance turnaround expense	43,168	450	42,718
Depreciation and amortization	20,254	18,699	1,555
Total operating costs and expenses	1,594,203	2,192,931	(598,728)
Operating income (loss)	$181,883	$(49,294)	$231,177
Key Operating Statistics
Total sales volume (bpd) (2)	160,633	186,291	(25,658)
Total refinery production (bpd)	120,712	142,841	(22,129)
Total refinery throughput (bpd) (3)	122,373	144,831	(22,458)
Per barrel of throughput:
Refinery gross margin (1) (4)	$30.32	$3.80	$26.52
Refinery gross margin excluding hedging activities (1) (4)	33.09	21.48	11.61
Gross profit (1) (4)	28.48	2.38	26.10
Direct operating expenses (5)	7.43	5.70	1.73
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries (El Paso and Gallup)

	Three Months Ended
	March 31,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	67,613	74,815	(7,202)
Diesel and jet fuel	45,040	59,303	(14,263)
Residuum	4,083	4,327	(244)
Other	3,976	4,396	(420)
Total refinery production (bpd)	120,712	142,841	(22,129)
Refinery throughput (bpd):
Sweet crude oil	100,123	109,402	(9,279)
Sour crude oil	21,368	22,543	(1,175)
Other feedstocks and blendstocks	882	12,886	(12,004)
Total refinery throughput (bpd) (3)	122,373	144,831	(22,458)

El Paso Refinery

	Three Months Ended
	March 31,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	51,522	58,453	(6,931)
Diesel and jet fuel	37,948	52,604	(14,656)
Residuum	4,083	4,327	(244)
Other	3,235	3,507	(272)
Total refinery production (bpd)	96,788	118,891	(22,103)
Refinery throughput (bpd):			—
Sweet crude oil	77,068	87,829	(10,761)
Sour crude oil	21,368	22,543	(1,175)
Other feedstocks and blendstocks	(490)	10,022	(10,512)
Total refinery throughput (bpd) (3)	97,946	120,394	(22,448)
Total sales volume (bpd) (2)	128,494	154,882	(26,388)
Per barrel of throughput:			—
Refinery gross margin (1) (4)	$34.57	$21.30	$13.27
Direct operating expenses (5)	6.10	4.57	1.53

Gallup Refinery

	Three Months Ended
	March 31,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	16,091	16,362	(271)
Diesel and jet fuel	7,092	6,699	393
Other	741	889	(148)
Total refinery production (bpd)	23,924	23,950	(26)
Refinery throughput (bpd):
Sweet crude oil	23,055	21,573	1,482
Other feedstocks and blendstocks	1,372	2,864	(1,492)
Total refinery throughput (bpd) (3)	24,427	24,437	(10)
Total sales volume (bpd) (2)	32,139	31,346	793
Per barrel of throughput:
Refinery gross margin (1) (4)	$26.77	$21.54	$5.23
Direct operating expenses (5)	10.07	8.56	1.51

(1)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Three Months Ended
	March 31,
	2013	2012	Change
	(In thousands)
Realized hedging loss, net	$(28,819)	$(14,962)	$(13,857)
Unrealized hedging loss, net	(1,723)	(217,989)	216,266
Total hedging loss, net	$(30,542)	$(232,951)	$202,409

(2)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 17.8% of our total consolidated sales volumes for the three months ended March 31, 2013. The majority of the purchased refined products are distributed through our wholesale refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

(3)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(4)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Net realized and net non‑cash unrealized economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our Condensed Consolidated Statement of Operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Three Months Ended
	March 31,
	2013	2012	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,776,086	$2,143,637	$(367,551)
Cost of products sold (exclusive of depreciation and amortization)	1,442,152	2,093,545	(651,393)
Depreciation and amortization	20,254	18,699	1,555
Gross profit	313,680	31,393	282,287
Plus depreciation and amortization	20,254	18,699	1,555
Refinery gross margin	$333,934	$50,092	$283,842
Refinery gross margin per refinery throughput barrel	$30.32	$3.80	$26.52
Gross profit per refinery throughput barrel	$28.48	$2.38	$26.10

(5)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Overview. The increase in operating income, excluding commodity hedging activities, was primarily attributable to higher refining margins influenced by the strong margin environment and crude oil discounts. We continue to realize the positive impact from the discount of WTI crude oil to Brent crude oil, and more recently the WTI Midland/Cushing discount at our El Paso refinery discussed under Refinery Gross Margin below. Partially offsetting the overall increase in operating income were greater quarter over quarter turnaround expenses and lower throughput volumes associated with the planned turnaround of the north side units of our El Paso refinery that was completed during the first quarter. The lower throughput volumes resulting from the planned north side shutdown reduced our overall refining margins for the quarter.

Refinery Gross Margin. Refinery gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Refinery gross margin increased quarter over quarter due to a decrease in net realized and unrealized economic hedging losses. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin. Our current quarter refining gross margin included lower net realized and unrealized commodity hedging losses compared to the first quarter of 2012.
Excluding the impact of hedging activities, refining margin per throughput barrel increased consistent with strong industry trends and our cost advantaged crude supply relative to industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread improved to $28.34 in the first three months of 2013 from $25.26 in the first three months of 2012. We base all of our crude oil purchases on pricing tied to WTI, and our margins were positively impacted by the discount of WTI crude oil to Brent crude oil. The WTI/Brent discount has been volatile over the past two years due in part to new and proposed crude oil pipeline capacity additions in the Permian Basin and at Cushing, Oklahoma. The amount of this discount fluctuates and is difficult to predict. During 2012 and the first three months of 2013, the refining margin reflected the increased price differential between WTI Cushing crude oil and WTI Midland crude oil. For our El Paso refinery, this differential averaged $7.80 per barrel for the first three months of 2013 compared to $1.48 for the first three months of 2012. Permian Basin crude oil production continues to increase, providing additional cost-advantaged crude oil for our El Paso refinery and contributes to the discount we receive on WTI Midland crude oil. Total refinery throughput decreased by 2.2 million barrels quarter over quarter primarily due to the scheduled turnaround of the north side units of our El Paso refinery during the first quarter of 2013. Also, our refined product sales volume decreased to 14.5 million barrels during the first three months of 2013 from 16.9 million barrels during the first three months of 2012.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter primarily due to higher employee expenses ($4.2 million) associated with incentive compensation and increased wages associated with a scheduled maintenance turnaround of the north side units of our El Paso refinery, increased outside support services ($1.3 million) due to inspections and consulting services at the Gallup Refinery, and higher environmental expenses ($0.9 million) associated with disposal of waste material at the Gallup refinery.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses remained relatively unchanged from the first quarter of 2013 to the first quarter of 2012.
Gain on Disposal of Assets, Net. The net gain during 2012 was primarily the result of transactions relating to the sale of catalyst from our refineries ($1.7 million) partially offset by losses from the disposal of various assets at our Bloomfield terminal ($0.3 million).
Maintenance Turnaround Expense. During the three months ended March 31, 2013, we incurred turnaround expenses associated with the planned turnaround of the north side units of our El Paso refinery which was completed during the first quarter. During the three months ended March 31, 2012, we incurred turnaround expenses in connection with the planned turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation at our Gallup refinery ($1.8 million) primarily resulting from additional assets capitalized in the 2012 Gallup turnaround and, to a lesser extent, the completion of the wastewater treatment plant in 2012. This increase was partially offset by a decrease in the depreciation and amortization associated with refining logistics ($0.4 million) due to an asset transfer of environmental equipment.

Wholesale Segment
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	Three Months Ended
	March 31,
	2013	2012	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$1,133,717	$1,192,064	$(58,347)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,105,024	1,166,531	(61,507)
Direct operating expenses (exclusive of depreciation and amortization)	16,064	18,322	(2,258)
Selling, general, and administrative expenses	2,905	2,315	590
Gain on disposal of assets, net	—	(509)	509
Depreciation and amortization	965	954	11
Total operating costs and expenses	1,124,958	1,187,613	(62,655)
Operating income	$8,759	$4,451	$4,308
Key Operating Data
Fuel gallons sold	355,633	367,228	(11,595)
Fuel gallons sold to retail (included in fuel gallons sold)	61,428	56,704	4,724
Average fuel sales price per gallon	$3.31	$3.37	$(0.06)
Average fuel cost per gallon	3.24	3.32	(0.08)
Fuel margin per gallon (1)	0.08	0.06	0.02

Lubricant gallons sold	2,900	2,854	46
Average lubricant sales price per gallon	$11.00	$11.12	$(0.12)
Average lubricant cost per gallon	9.91	10.02	(0.11)
Lubricant margin (2)	9.9%	9.9%	—%

Realized hedging loss	$—	$(20,797)	$20,797

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Three Months Ended
	March 31,
	2013	2012	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$1,176,037	$1,238,390	$(62,353)
Excise taxes included in fuel sales	(83,237)	(87,243)	4,006
Lubricant sales	31,893	31,726	167
Other sales	9,024	9,191	(167)
Net sales	$1,133,717	$1,192,064	$(58,347)
Cost of Products Sold
Fuel cost of products sold	$1,153,357	$1,220,695	$(67,338)
Excise taxes included in fuel cost of products sold	(83,237)	(87,243)	4,006
Lubricant cost of products sold	28,743	28,599	144
Other cost of products sold	6,161	4,480	1,681
Cost of products sold	$1,105,024	$1,166,531	$(61,507)
Fuel margin per gallon (1)	$0.08	$0.06	$0.02

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

Overview. The increase in operating income was primarily due to increased fuel margins from our wholesale operations in the Southwest and Northeast. Our margins in the Northeast were positively affected by the transfer of hedging activity to a third party. On August 31, 2012, our wholesale segment entered into a supply and marketing agreement with a third party covering activities related to refined product supply, hedging, and sales in the Mid-Atlantic region. Under the agreement we will receive one-half of the amount our refined product sales exceed the supplier's cost of acquiring, transporting, and hedging the refined products and we will pay one-half the amount our refined product sales do not exceed the refined product costs, with an annual limit of $2.0 million.
Wholesale Gross Margin. We analyze gross margin as a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Wholesale gross margin increased by $3.2 million primarily due to greater cost decreases compared to sales price decreases quarter over quarter in our Southwest region. The Northeast margin increased because we no longer hedge wholesale product internally following the transfer of our Northeast inventories under our third party supply and marketing agreement. Prior to the agreement, we entered into hedge contracts to protect our refined product inventory values and recorded gains and losses on these hedge contracts within cost of products sold.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased quarter over quarter due to decreased terminalling fees ($2.8 million) partially offset by increased environmental remediation expense ($0.5 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased due to an increase in employee expenses caused by an increase in compensation rates ($0.4 million) and corresponding benefit expenses ($0.1 million).
Gain on Disposal of Assets, Net. Gain on disposal of assets for the three months ended March 31, 2012 was related primarily to gains on lease buy-outs and subsequent sale of 17 fuel tanker trucks with no corresponding activity in the current period.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged quarter over quarter.

Retail Segment
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	Three Months Ended
	March 31,
	2013	2012	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$285,553	$275,913	$9,640
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	257,014	247,252	9,762
Direct operating expenses (exclusive of depreciation and amortization)	26,054	23,726	2,328
Selling, general, and administrative expenses	1,967	1,940	27
Depreciation and amortization	2,672	2,517	155
Total operating costs and expenses	287,707	275,435	12,272
Operating income (loss)	$(2,154)	$478	$(2,632)
Key Operating Data
Fuel gallons sold	72,882	67,572	5,310
Average fuel sales price per gallon	$3.38	$3.49	$(0.11)
Average fuel cost per gallon	3.24	3.33	(0.09)
Fuel margin per gallon (1)	0.14	0.16	(0.02)

Merchandise sales	$57,826	$56,539	$1,287
Merchandise margin (2)	28.3%	28.4%	(0.1)%
Operating retail outlets at period end	222	210	12
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Three Months Ended
	March 31,
	2013	2012	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$246,098	$235,605	$10,493
Excise taxes included in fuel sales	(28,623)	(26,489)	(2,134)
Merchandise sales	57,826	56,539	1,287
Other sales	10,252	10,258	(6)
Net sales	$285,553	$275,913	$9,640
Cost of Products Sold
Fuel cost of products sold	$236,125	$225,048	$11,077
Excise taxes included in fuel cost of products sold	(28,623)	(26,489)	(2,134)
Merchandise cost of products sold	41,457	40,484	973
Other cost of products sold	8,055	8,209	(154)
Cost of products sold	$257,014	$247,252	$9,762
Fuel margin per gallon (1)	$0.14	$0.16	$(0.02)

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

Overview. In 2012 we added 13 stores to our retail network primarily in the second quarter. Our results of operations for the first quarter of 2013 reflect the activity generated by these additional stores not present in the same period in 2012. As such, we have segregated the same store activity from the new retail outlets within the following analysis of the results of operations quarter over quarter.
The decrease in operating income was primarily due to decreased same store operating margins partially offset by higher fuel sales volumes. The effect of the new retail outlets added during the second quarter 2012 was a reduction of operating income by $0.3 million.
Retail Gross Margin. Retail gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The decrease in retail gross margin quarter over quarter was primarily the result of an industry wide narrowing of per gallon fuel margins partially offset by increased merchandise sales. The effect of the new retail outlets added during the second quarter 2012 was an increase of retail gross margin of $1.4 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses quarter over quarter was primarily due to $1.5 million of current quarter expenses generated by retail outlets added during the second quarter 2012. The addition of the new outlets resulted in increased employee expense ($0.7 million), credit card processing fees ($0.2 million), maintenance expense ($0.1 million), lease expense ($0.3 million), and utilities ($0.2 million). The remaining increase was primarily due to increased same store employee expense ($0.4 million) and same store lease expense ($0.4 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses remained relatively unchanged quarter over quarter.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged quarter over quarter. The majority of retail outlets added during 2012 were through operating leases and are therefore not depreciated.

Outlook
Our refining margins were stronger in the first three months of 2013 compared to the first three months of 2012. The Gulf Coast benchmark 3:2:1 crack spread improved from $25.26 to $28.34 in the first quarters of 2012 and 2013, respectively. We base all of our crude oil purchases on pricing tied to WTI, and during the first quarter of 2013 the discount of WTI crude oil to Brent crude oil continued to positively impact our refining margins. However, the WTI/Brent discount has been volatile recently due to new and proposed crude oil pipeline capacity additions in the Permian Basin and in Cushing, Oklahoma. Despite the recent narrowing of the WTI/Brent discount, we continue to have strong refining margins thus far in the second quarter of 2013. The Gulf Coast benchmark 3:2:1 crack spread for April 2013 was $26.10. Additionally, the increased price differentials between WTI Cushing crude oil and WTI Midland crude oil contributed to our El Paso refining margins in the first quarter of 2013. This differential has been more volatile recently and has narrowed to the historical average of less than $0.50 thus far in the second quarter 2013. The first phase of our Delaware basin logistics project began operation in early April and we expect the second phase, consisting of approximately 50 miles of crude oil gathering pipe, to be operational by the end of the second quarter as well. We are evaluating a potential connection of this system to the idle portion our 16" TexNew Mex pipeline that would provide additional flexibility for crude oil supply in the Southwest.

Beginning in the first quarter of 2013, we experienced significant volatility in the pricing of ethanol RIN's as refiners essentially achieved full utilization of ethanol in gasoline blends. We expect this volatility to continue as the industry strives to meet Renewable Fuel Standards obligations.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and borrowings under our Revolving Credit Agreement. We ended the quarter with $248.4 million of cash and cash equivalents and $736.3 million in gross availability under our Revolving Credit Agreement reduced by $273.2 million in outstanding letters of credit. As of March 31, 2013, we had no direct borrowings under the Revolving Credit Agreement. We continually evaluate the bank and capital markets for opportunities to further improve our capital structure and deliver additional value to our shareholders.
On July 18, 2012, our board of directors authorized a share repurchase program of up to $200 million (the "July 2012 Program"). Under the July 2012 Program, we completed, through April 5, 2013, the purchase of 6,768,672 shares of our common stock at a cost of approximately $199.4 million. On April 8, 2013, our board of directors authorized another $200 million share repurchase program (the "April 2013 Program") and, through April 26, 2013, we completed the purchase of an additional 1,373,021 shares of our common stock at a cost of approximately $41.2 million, resulting in a total share repurchase amount between the July 2012 Program and the April 2013 Program of 8,141,693 shares at a cost of approximately $240.6 million. Share repurchases may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise and are subject to market conditions, as well as corporate, regulatory, and other considerations. The share repurchase programs may be discontinued at any time by our board of directors.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012	Change
	(In thousands)
Net cash provided by (used in) operating activities	$(35,633)	$42,843	$(78,476)
Net cash provided by (used in) investing activities	(261,423)	45,114	(306,537)
Net cash provided by (used in) financing activities	91,454	(37,791)	129,245
Net increase (decrease) in cash and cash equivalents	$(205,602)	$50,166	$(255,768)
The decrease in net cash from operating activities quarter over quarter was primarily the result of the following net changes between years:
•Net income ($137.2 million increase);
•Net unrealized commodity hedging activity ($216.3 million decrease);

•Deferred income taxes ($84.3 million increase);
•Accounts payable and accrued liabilities ($35.5 million decrease);
•Accounts receivable ($29.3 million decrease); and
•Prepaid expenses ($20.2 million decrease).
The changes in components making up net income and results of our commodity hedging activity occurred for reasons discussed above. The changes in deferred income taxes resulted primarily from the change in our net unrealized hedging losses between periods. The change in accounts payable and accrued liabilities was a matter of timing primarily driven by accruals related to the planned El Paso refinery turnaround during the first quarter of 2013. The decrease from prepaid expenses was primarily due to the timing of prepayments for crude oil to certain of our suppliers.
Cash flows used in operating activities for the three months ended March 31, 2013 combined with $350.0 million from the issuance of long-term debt were primarily used for the following:
•Escrow deposit for redemption of long-term debt ($195.8 million);
•Payments on long-term debt ($148.9 million);
•Fund capital expenditures ($65.6 million);
•Purchase of treasury stock ($72.8 million);
•Debt retirement fees ($11.8 million); and
•Payment of cash dividends ($10.5 million).
Future Capital Expenditures
Our 2013 budget included approximately $205.8 million (excluding capitalized interest) in capital expenditures for the year. The total estimate includes $49.5 million for sustaining capital, $122.4 million for discretionary capital, and $33.9 million for regulatory spending. Our discretionary projects include crude oil logistic projects, such as a gathering and storage project in the Permian Basin of southeast New Mexico that we expect to complete in the second quarter of 2013, and preliminary work on a potential crude unit expansion at our El Paso refinery.
Indebtedness
Our capital structure at March 31, 2013 and 2012 was as follows:

	March 31, 2013	March 31, 2012
	(In thousands)
Debt, including current maturities:
6.25% Senior Unsecured Notes, due 2021	$350,000	$—
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $9,882 and $21,267 for 2013 and 2012, respectively	166,285	303,733
5.75% Convertible Senior Unsecured Notes, due 2014, net of conversion feature of $18,565 and $31,901 for 2013 and 2012, respectively	196,885	183,549
Term Loan, net of unamortized discount of $2,783 for 2012 with average interest rate of 7.5% for the three months ended March 31, 2012	—	288,967
5.50% promissory note, due 2015	469	760
Revolving Credit Agreement	—	—
Long-term debt	713,639	777,009
Shareholders’ equity	918,539	764,439
Total capitalization	$1,632,178	$1,541,448
On March 11, 2013, we announced the commencement of a cash tender offer and consent solicitation for any and all of our outstanding 11.25% Senior Secured Notes due 2017 (the “2017 Notes”), pursuant to our Offer to Purchase and Consent Solicitation Statement (the “Offer to Purchase”). Holders who validly tendered their 2017 Notes on or before March 22, 2013 (the "Early Tender Deadline") were eligible to receive total consideration of $1,079.60 per $1,000 principal amount of 2017 Notes, which included a consent payment of $20.00 per $1,000 principal amount of 2017 Notes tendered. On March 25, 2013, we announced that the holders of $148.8 million of the 2017 Notes had tendered their 2017 Notes in the tender offer. We used the funds from the 2021 Note offering, detailed below, to fund the Offer to Purchase.
On March 25, 2013, we issued a notice of redemption (with a redemption date of April 24, 2013), to the remaining holders of our 2017 Notes that were not accepted for payment and that remained outstanding on April 24, 2013 (the “Redemption Date” and such 2017 Notes to be redeemed, the “Outstanding 2017 Notes”). The maximum amount of Outstanding 2017 Notes that were subject to redemption was $176.2 million. Separately on March 25, 2013, we entered into an indenture (the "2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the “2021 Notes”). The 2021 Notes are guaranteed on a senior unsecured basis by each of our wholly-owned domestic restricted subsidiaries that guarantee any of our indebtedness under our (a) Revolving Credit Agreement, or (b) any other Credit Facilities (as each such term is defined in the 2021 Indenture), or any capital markets debt, in the case of clause (b), in a principal amount of at least $150.0 million. The 2021 Notes and the guarantees are our and each Guarantor's general obligations and will rank equally and ratably with all of our existing and future senior indebtedness and senior to our and the Guarantors’ subordinated indebtedness. The 2021 Notes will be effectively subordinated in right of payment to all secured indebtedness (including secured indebtedness under the Revolving Credit Agreement) to the extent of the value of the collateral securing such indebtedness. We will pay interest on the 2021 Notes semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on October 1, 2013. The 2021 Notes will mature on April 1, 2021. We used the proceeds from the offering primarily to redeem the 2017 Notes. We incurred transaction and other financing fees of $7.4 million related to the issuance of the 2021 Notes.
The 2021 Indenture contains covenants that limit our ability to, among other things: (i) pay dividends or make other distributions in respect of our capital stock or make other restricted payments; (ii) make certain investments; (iii) sell certain assets; (iv) incur additional debt or issue certain preferred shares; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) restrict dividends or other payments from restricted subsidiaries; and (viii) enter into certain transactions with our affiliates. The 2021 Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding 2021 Notes to be due and payable immediately.
In connection with the sale of the 2021 Notes, we entered into a registration rights agreement, dated March 25, 2013 (the “Registration Rights Agreement”), with the initial purchasers. Under the Registration Rights Agreement, we agreed to register notes having substantially identical terms as the 2021 Notes with the U.S. Securities and Exchange Commission as part of an offer to exchange freely tradable exchange notes for the 2021 Notes. We will use our commercially reasonable efforts to have the exchange offer registration statement declared effective under the Securities Act by March 25, 2014. Under certain circumstances, we will be required to file a shelf registration statement for the resale of the 2021 Notes and use commercially reasonable efforts to have the shelf registration statement declared effective within a specified time period.
The Offer to Purchase expired on April 5, 2013 and an additional $2.5 million of the 2017 Notes were validly tendered and not validly withdrawn, resulting in a total amount of $151.3 million of 2017 Notes that were validly tendered and not validly withdrawn. As a result of the Offer to Purchase, we recorded a loss on extinguishment of debt of $22.0 million including a write-off of $1.9 million of unamortized loan fees.
On April 24, 2013, we redeemed the Outstanding 2017 Notes at (i) 100.0% of the principal amount of such Outstanding 2017 Notes, plus (ii) the Fixed Rate Notes Applicable Premium (as such term is defined in the indenture governing the 2017 Notes) as of the Redemption Date plus (iii) accrued and unpaid interest from December 15, 2012 to, but excluding, the Redemption Date. This redemption resulted in a loss on extinguishment of debt of $24.7 million including a write-off of $2.3 million of unamortized loan fees that we will report in the second quarter of 2013 results of operations.
The Convertible Senior Unsecured Notes are presently convertible at the option of the holder. The conversion rate as of March 31, 2013 was 102.7870 for each $1,000 of principal amount of Convertible Senior Unsecured Notes. The Convertible Senior Unsecured Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds 130% of the applicable conversion price in effect for the Notes on the last trading day of the immediately preceding calendar quarter for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any Convertible Senior Unsecured Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash, or a combination thereof.
In addition to our scheduled Term Loan Credit Agreement ("Term Loan") payment of $0.8 million made during the first quarter of 2012, we made non-mandatory prepayments of $30.0 million and $291.8 million during the first and second quarters of 2012, respectively, resulting in the retirement of our Term Loan in the second quarter of 2012.

On April 11, 2013, we entered into the Second Amended and Restated Revolving Credit Agreement. Lenders under the Revolving Credit Agreement extended $900.0 million in commitments that mature on April 11, 2018, and incorporate a borrowing base tied to eligible accounts receivable and inventory. The Revolving Credit Agreement also provides for letters of credit and swing line loans and provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum subject to adjustment based upon the average utilization ratio and letter of credit fees ranging from 1.75% to 2.25% per annum, payable quarterly, subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 0.75% to 1.25% or LIBOR loans plus a margin ranging from 1.75% to 2.25% subject to adjustment based upon the average excess availability under the Revolving Credit Agreement. Prior to April 11, 2013, the Revolving Credit Agreement included commitments of $1.0 billion maturing on September 22, 2016. Interest rates ranged from 2.50% to 3.25% over LIBOR. Our subsidiaries guarantee the Revolving Credit Agreement on a joint and several basis. The Revolving Credit Agreement is secured by our cash and cash equivalents, accounts receivable, and inventory. In April 2013, we paid $4.3 million in amendment and other financing fees related to the Revolving Credit Agreement.
The Revolving Credit Agreement contains certain covenants, including but not limited to limitations on debt, investments, and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances. If an event of default under the Revolving Credit Agreement occurs and is continuing, the Administrative Agent at the request of lenders holding a specified percentage of commitments, shall, or with such lenders' consent, may (i) terminate the obligations of the lenders to make loans and the obligations of the issuing banks to issue letters of credit, (ii) declare the obligations outstanding under the Revolving Credit Agreement to be immediately due and payable, and/or (iii) exercise legal and contractual rights and remedies.
As of March 31, 2013, we had gross availability under the Revolving Credit Agreement of $736.3 million, of which $273.2 million was used for outstanding letters of credit. We had no direct borrowings under the Revolving Credit Agreement at March 31, 2013.
Contractual Obligations and Commercial Commitments
On March 25, 2013, we entered into an indenture for the issuance of $350.0 million of 6.25% Senior Unsecured Notes due 2021 (the “2021 Notes”). We used the proceeds from the 2021 Notes to fully retire our 11.25% Senior Secured Notes. The issuance and retirement of the respective debt instruments resulted in additional debt service obligations of $39.1 million through 2021.
We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2012 in our 2012 Form 10-K under Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments.

Dividends
On January 4, 2013, we declared a first quarter 2013 cash dividend of $0.12 per share on our common stock. We paid the aggregate dividend of $10.5 million on February 13, 2013 to stockholders of record as of January 19, 2013. On April 8, 2013, we declared a second quarter 2013 cash dividend of $0.12 per share on our common stock. We have scheduled to pay the aggregate dividend of $10.0 million on May 8, 2013 to stockholders of record at the close of business on April 23, 2013. We anticipate paying future quarterly dividends, subject to the Board of Directors' approval and compliance with our outstanding financing agreements.
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
At March 31, 2013, we held approximately 5.7 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $61.65 per barrel. At March 31, 2013, the excess of the current cost of our crude oil, refined products, and other feedstocks and blendstocks inventories over aggregated LIFO costs was $189.0 million.
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
The following tables summarize our economic hedging activity for the three months ended March 31, 2013 and 2012 and open commodity hedging positions as of March 31, 2013 and December 31, 2012:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Economic hedging activities recognized within cost of products sold
Realized hedging loss, net	$(28,819)	$(35,759)
Unrealized hedging loss, net	(1,723)	(217,989)
Total hedging loss, net	$(30,542)	$(253,748)

	March 31, 2013	December 31, 2012
	(In thousands)
Open commodity hedging instruments (bbls)
Crude futures	348	588
Refined product price and crack spread swaps	25,488	26,683
Total open commodity hedging instruments	25,836	27,271

Fair value of outstanding contracts, net
Other current assets	$2,181	$3,918
Other assets	—	228
Accrued liabilities	(15,607)	(35,901)
Other long-term liabilities	(35,856)	(15,804)
Fair value of outstanding contracts - unrealized loss, net	$(49,282)	$(47,559)
During the three months ended March 31, 2013 and 2012, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Over the course of the next several months, we will implement an energy trading and risk management system in discreet phases that will require us to revise certain aspects of our financial reporting controls and processes. We do not believe that any individual phase of this implementation will result in significant changes to our internal control over financial reporting; however, when fully implemented, the cumulative effect of changes made during each phase may be significant.

Part II
Item 1A. Risk Factors
We discuss the risks we face in our 2012 annual report on Form 10-K under Part I, Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2012, our board of directors authorized a share repurchase program of up to $200 million (the "July 2012 Program"). Under the July 2012 Program, we completed, through April 5, 2013, the purchase of 6,768,672 shares of our common stock at a cost of approximately $199.4 million. On April 8, 2013, our board of directors authorized another $200 million share repurchase program (the "April 2013 Program") and, through April 26, 2013, we completed the purchase of an additional 1,373,021 shares of our common stock at a cost of approximately $41.2 million, resulting in a total share repurchase amount between the July 2012 Program and the April 2013 Program of 8,141,693 shares at a cost of approximately $240.6 million. Share repurchases may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise and are subject to market conditions, as well as corporate, regulatory, and other considerations. The share repurchase programs may be discontinued at any time by our board of directors.

The following table presents shares repurchased, by month, during the first quarter of 2013.

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value that may yet be purchased under the program (In thousands)
January 1 - January 31	—	$—	—	$—
February 1 - February 28	—	—	—	—
March 1 - March 31	2,071,882	35.10	2,071,882	44,962
	2,071,882	35.10	2,071,882
(1) Average price per share excludes commissions.

As of April 26, 2013, we have repurchased an additional 2,745,676 shares at a cost of $85.6 million.
Our payment of dividends is limited under the terms of our Revolving Credit Agreement and our 2021 Notes, and in part, depends on our ability to satisfy certain financial covenants.

Item 6. Exhibits
Exhibit Index***

Number	Exhibit Title

4.1
Indenture dated March 25, 2013 among Western Refining, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 25, 2013).

4.2	Form of 6.25% Senior Note (included in Exhibit 4.1).

10.1
Registration Rights Agreement dated March 25, 2013 among Western Refining, Inc. and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., RBS Securities Inc., Barclays Capital Inc., Credit Agricole Securities (USA) Inc., PNC Capital Markets, RB International Markets (USA) LLC, Regions Securities LLC, SunTrust Robinson Humphrey, Inc. and U.S. Bancorp Investments, Inc. as the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 25, 2013).

10.2
Second Amended and Restated Revolving Credit Agreement dated as of April 11, 2013 by and among Western Refining, Inc., the several lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 15, 2013).

10.3†*	Form of Western Refining, Inc. Restricted Share Unit Award Agreement between the Company and Non-Employee Director under the 2010 Incentive Plan of Western Refining, Inc.

10.4†*	Form No. 2 of Western Refining, Inc. Restricted Share Unit Award Agreement between the Company and Participant under the 2010 Incentive Plan of Western Refining, Inc.

21.1*	List of Subsidiaries of the Company

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

***	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q, and Form 8-K) are under File No. 001-32721.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	May 3, 2013
Gary R. Dalke	(Principal Financial Officer)