Form 10-Q
period 2013-06-30
Western Refining, Inc.
filed 2013-08-05
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2013, there were 80,388,178 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, future operations, our expectations for margins and crack spreads, the discount between West Texas Intermediate ("WTI") crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, additions to pipeline capacity in the Permian Basin and at Cushing, Oklahoma, crude oil production in the Permian Basin, a crude oil expansion project in El Paso, expected share repurchases, volatility in pricing of Renewal Identification Numbers ("RINs"), taxes, capital expenditures, liquidity and capital resources, our evaluation of the bank and capital markets for opportunities to deliver additional value to our shareholders, our working capital requirements, our planned share repurchases, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$372,335	$453,967
Accounts receivable, trade, net of a reserve for doubtful accounts of $1,186 and $1,166 for 2013 and 2012, respectively	351,923	273,087
Inventories	334,571	409,970
Prepaid expenses	123,546	74,041
Other current assets	84,611	81,338
Total current assets	1,266,986	1,292,403
Property, plant, and equipment, net	1,162,897	1,112,484
Intangible assets, net	41,101	41,624
Other assets, net	39,907	33,896
Total assets	$2,510,891	$2,480,407
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$511,453	$439,168
Accrued liabilities	148,587	266,106
Deferred income tax liability, net	46,261	27,710
Current portion of long-term debt	200,626	206
Total current liabilities	906,927	733,190
Long-term liabilities:
Long-term debt, less current portion	350,206	499,657
Deferred income tax liability, net	294,094	282,339
Other liabilities	55,291	56,151
Total long-term liabilities	699,591	838,147
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 91,799,353 and 90,960,640 shares issued, respectively	918	910
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	623,455	612,339
Retained earnings	613,207	400,708
Accumulated other comprehensive loss, net of tax	(1,024)	(1,174)
Treasury stock, 11,235,524 and 4,022,141 shares, respectively at cost	(332,183)	(103,713)
Total shareholders’ equity	904,373	909,070
Total liabilities and shareholders’ equity	$2,510,891	$2,480,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$2,429,962	$2,469,348	$4,616,179	$4,808,560
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,986,883	1,899,684	3,784,067	4,136,186
Direct operating expenses (exclusive of depreciation and amortization)	113,861	116,792	235,721	232,373
Selling, general, and administrative expenses	29,450	27,316	56,002	53,097
Gain on disposal of assets, net	—	—	—	(1,891)
Maintenance turnaround expense	35	1,862	43,203	2,312
Depreciation and amortization	27,143	22,767	51,475	45,531
Total operating costs and expenses	2,157,372	2,068,421	4,170,468	4,467,608
Operating income	272,590	400,927	445,711	340,952
Other income (expense):
Interest income	235	202	386	395
Interest expense and other financing costs	(14,681)	(21,808)	(32,669)	(45,930)
Amortization of loan fees	(1,515)	(1,771)	(3,119)	(3,578)
Loss on extinguishment of debt	(24,719)	(7,654)	(46,766)	(7,654)
Other, net	101	(279)	298	1,283
Income before income taxes	232,011	369,617	363,841	285,468
Provision for income taxes	(82,752)	(131,113)	(130,863)	(100,468)
Net income	$149,259	$238,504	$232,978	$185,000

Net earnings per share:
Basic	$1.81	$2.63	$2.74	$2.04
Diluted	1.46	2.19	2.26	1.75
Weighted average common shares outstanding:
Basic	82,390	90,024	84,546	89,684
Diluted	104,729	110,535	106,942	110,163

Cash dividends declared per common share	$0.12	$—	$0.24	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$149,259	$238,504	$232,978	$185,000
Other comprehensive income before tax:
Defined benefit plans:
Pension plan termination adjustment	217	—	217	—
Reclassification of loss to income	13	17	25	35
Other comprehensive income before tax	230	17	242	35
Income tax	(87)	(6)	(92)	(13)
Other comprehensive income, net of tax	143	11	150	22
Comprehensive income	$149,402	$238,515	$233,128	$185,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$232,978	$185,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,475	45,531
Changes in fair value - commodity hedging instruments	(57,968)	158,407
Reserve for doubtful accounts	77	58
Amortization of loan fees and original issue discount	11,014	11,443
Loss on extinguishment of debt	46,766	7,654
Stock-based compensation expense	3,102	4,154
Deferred income taxes	30,306	(50,723)
Excess tax benefit from stock-based compensation	8,146	3,387
Loss on disposal of assets, net	55	275
Changes in operating assets and liabilities:
Accounts receivable	(78,913)	(76,277)
Inventories	75,399	33,230
Prepaid expenses	(49,505)	19,772
Other assets	18,209	(4,270)
Accounts payable and accrued liabilities	(30,868)	9,293
Other long-term liabilities	(949)	1,923
Net cash provided by operating activities	259,324	348,857
Cash flows from investing activities:
Capital expenditures	(101,854)	(59,397)
Proceeds from the sale of assets	434	291
Decrease in restricted cash	—	220,355
Net cash provided by (used in) investing activities	(101,420)	161,249
Cash flows from financing activities:
Additions to long-term debt	350,000	—
Payments on long-term debt	(325,157)	(322,770)
Debt retirement fees	(24,396)	(1,415)
Deferred financing costs	(12,445)	—
Purchase of treasury stock	(198,789)	—
Dividends paid	(20,479)	(7,266)
Convertible debt redemption	(124)	—
Excess tax benefit from stock-based compensation	(8,146)	(3,387)
Net cash used in financing activities	(239,536)	(334,838)
Net increase (decrease) in cash and cash equivalents	(81,632)	175,268
Cash and cash equivalents at beginning of period	453,967	170,829
Cash and cash equivalents at end of period	$372,335	$346,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization
“Western,” “we,” “us,” “our,” and the "Company" are used to refer to Western Refining, Inc. and, unless the context otherwise requires, our subsidiaries.
We are an independent crude oil refiner and marketer of refined products and also operate retail convenience stores that sell various grades of gasoline, diesel fuel, and convenience store merchandise. We own and operate two refineries: one in El Paso, Texas and one near Gallup in the Four Corners region of northern New Mexico. Primarily, we operate in Arizona, Colorado, the Mid-Atlantic region, New Mexico, and west Texas. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Bloomfield and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of June 30, 2013, we also operated 222 retail convenience stores in Arizona, Colorado, New Mexico, and Texas; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Georgia, Maryland, Nevada, New Mexico, Texas, and Virginia.
Our operations include three business segments: the refining group, the wholesale group, and the retail group. See Note 3, Segment Information for further discussion of our business segments.
2. Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.
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
Revenue Recognition
Revenues for products sold are recorded upon delivery and title transfer of the products to customers, when the customer has the assumed risk of loss, and when payment has been received or collection is reasonably assured. Transportation, shipping, and handling costs incurred are included in cost of products sold. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenues.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maintenance Turnaround Expense
Refinery process units require periodic maintenance and repairs that are commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit, but generally is every two to six years depending on the processing unit involved. Turnaround costs are expensed as incurred.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Pronouncements
The accounting provisions covering items reclassified from comprehensive income were amended to require disclosure about the nature of the reclassification. These provisions are effective beginning January 1, 2013. The adoption of this guidance did not affect our financial position, results of operations, or cash flows because these requirements only affected disclosures.
The accounting provisions covering balance sheet offsetting related to certain derivative items were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These provisions are effective beginning January 1, 2013. The revised provisions did not affect our financial position, results of operations, or cash flows.
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, or cash flows when implemented.
3. Segment Information
Our operations are organized into three operating segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes, and our types of customers. These segments are the refining group, the wholesale group, and the retail group. A description of each segment and the principal products follows:
Refining Group. Our refining group currently operates two refineries: one in El Paso, Texas (the “El Paso refinery”) and one near Gallup, New Mexico (the “Gallup refinery”). The refining group also operates a crude oil transportation and pipeline gathering system in New Mexico, an asphalt plant in El Paso, two stand-alone refined product distribution terminals, and four asphalt terminals. Our refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. We purchase crude oil, other feedstocks, and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products through our wholesale group, our retail convenience stores, other independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. Net sales for the three and six months ended June 30, 2013 includes $6.9 million in business interruption insurance recoveries related to a weather related outage at the El Paso refinery during the first quarter of 2011.
On July 25, 2013, Western Refining Logistics, LP (the “Partnership”), our wholly owned subsidiary, filed a registration statement (see Note 22, Subsequent Event for further discussion). The information contained in this report is neither an offer to sell nor a solicitation of an offer to buy any of the common units offered in the registration statement. Through June 30, 2013, we have made no changes in the manner in which we evaluate the performance of our refining group. However, a successful offering by the Partnership could result in management changing the manner in which the refining group is evaluated in the future.
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
Prior to September 2012, the refined products sold by our wholesale group in the Mid-Atlantic region were purchased from various third parties. On August 31, 2012, we transferred all of our Northeast wholesale inventories to a third party and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

entered into an exclusive supply and marketing agreement with the third party covering activities related to our refined product supply, hedging, and sales in the Mid-Atlantic region. Under the supply agreement, we purchase all of our refined products for sale in the Mid‑Atlantic region from the supplier. We will receive monthly distribution amounts from the supplier equal to one-half of the amount by which our refined product sales price exceeds the supplier's costs of acquiring, transporting, and hedging (including net realized and unrealized hedging gains and losses) the refined product. To the extent our refined product sales do not exceed the refined product costs during any month, we will pay one-half of that amount to the supplier, limited to an aggregate annual amount of $2.0 million.
Retail Group. Our retail convenience stores sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. Our wholesale group supplies the majority of gasoline and diesel fuel that our retail group sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At June 30, 2013 and 2012, the retail group operated 222 service stations and convenience stores or kiosks located in Arizona, Colorado, New Mexico, and Texas.
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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2013 and 2012 are presented below:

	For the Three Months Ended June 30, 2013
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,095,146	$1,023,208	$311,608	$—	$2,429,962
Intersegment sales (1)	906,336	219,123	5,312	—

Operating income (loss) (2)	$275,512	$9,161	$5,872	$(17,955)	$272,590
Other income (expense), net					(40,579)
Income before income taxes					$232,011

Depreciation and amortization	$22,511	$1,000	$2,685	$947	$27,143
Capital expenditures	30,682	2,171	2,517	859	36,229

(1)	Intersegment sales of $1,130.8 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining group as a component of cost of products sold. Refining cost of products sold includes $78.0 million in net realized and unrealized economic hedging gains.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended June 30, 2013
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,073,828	$1,950,202	$592,149	$—	$4,616,179
Intersegment sales (1)	1,703,740	425,846	10,324	—

Operating income (loss) (2)	$457,395	$17,920	$3,718	$(33,322)	$445,711
Other income (expense), net					(81,870)
Income before income taxes					$363,841

Depreciation and amortization	$42,765	$1,965	$5,357	$1,388	$51,475
Capital expenditures	91,720	3,835	3,375	2,924	101,854
Total assets at June 30, 2013	1,657,222	265,052	193,058	395,559	2,510,891

(1)	Intersegment sales of $2,139.9 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining group as a component of cost of products sold. Refining cost of products sold includes $47.5 million in net realized and unrealized economic hedging gains.

	For the Three Months Ended June 30, 2012
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,134,719	$1,030,518	$304,111	$—	$2,469,348
Intersegment sales (1)	1,036,855	213,504	6,315	—

Operating income (loss) (2)	$393,445	$16,134	$7,900	$(16,552)	$400,927
Other income (expense), net					(31,310)
Loss before income taxes					$369,617

Depreciation and amortization	$18,652	$950	$2,605	$560	$22,767
Capital expenditures	33,357	1,032	2,509	261	37,159

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Intersegment sales of $1,256.7 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining cost of products sold includes $36.8 million in net realized and unrealized economic hedging gains and wholesale cost of products sold includes $23.2 million in net realized and unrealized economic hedging gains for the three months ended June 30, 2012.

	For the Six Months Ended June 30, 2012
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,208,799	$2,026,018	$573,743	$—	$4,808,560
Intersegment sales (1)	2,106,412	410,068	12,596	—

Operating income (loss) (2)	$344,151	$20,585	$8,378	$(32,162)	$340,952
Other income (expense), net					(55,484)
Loss before income taxes					$285,468

Depreciation and amortization	$37,351	$1,904	$5,122	$1,154	$45,531
Capital expenditures	54,317	1,623	2,878	579	59,397
Total assets at June 30, 2012	1,521,825	325,353	184,431	378,926	2,410,535

(1)	Intersegment sales of $2,529.1 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining cost of products sold includes $196.2 million in net realized and unrealized economic hedging losses and wholesale cost of products sold includes $2.4 million in net realized and unrealized economic hedging gains for the six months ended June 30, 2012.

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
The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their fair values at June 30, 2013 and December 31, 2012 due to their short-term maturities.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and the basis for that measurement:

	Carrying Value at June 30, 2013	Fair Value Measurement at June 30, 2013 Using			Netting Adjustments	Net Fair Value at June 30, 2013
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$29,261	$—	$27,560	$1,701	$(2,966)	$26,295
Other assets - commodity hedging contracts	1,650	—	314	1,336	(1,650)	—
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(2,966)	—	(2,966)	—	2,966	—
Other long-term liabilities - commodity hedging contracts	(17,537)	—	(16,946)	(591)	1,650	(15,887)
	$10,408	$—	$7,962	$2,446	$—	$10,408

	Carrying Value at December 31, 2012	Fair Value Measurement at December 31, 2012 Using			Netting Adjustments	Net Fair Value at December 31, 2012
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$5,369	$—	$5,369	$—	$(1,451)	$3,918
Other assets - commodity hedging contracts	1,375	—	1,360	15	(1,147)	228
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(37,352)	—	(37,352)	—	1,451	(35,901)
Other long-term liabilities - commodity hedging contracts	(16,951)	—	(15,289)	(1,662)	1,147	(15,804)
	$(47,559)	$—	$(45,912)	$(1,647)	$—	$(47,559)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to commodity price swap contracts) for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Asset (liability) balance at beginning of period	$(2,536)	$1,019	$(1,647)	$2,631
Change in fair value	4,982	68	4,093	(1,544)
Fair value of trades entered into during the period	—	19	—	19
Fair value reclassification from Level 3 to Level 2	—	—	—	—
Asset balance at end of period	$2,446	$1,106	$2,446	$1,106
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in a $0.2 million change in the estimated fair value.
As of June 30, 2013 and December 31, 2012, the carrying amount and estimated fair value of our debt was as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Carrying amount	$550,832	$499,863
Fair value	968,666	984,831
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
5. Inventories
Inventories were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Refined products (1)	$120,337	$190,147
Crude oil and other raw materials	180,661	189,249
Lubricants	16,929	13,379
Convenience store merchandise	16,644	17,195
Inventories	$334,571	$409,970

(1)	Includes $14.9 million and $15.1 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at June 30, 2013 and December 31, 2012, respectively.
We value our refinery inventories of crude oil, other raw materials, and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by our wholesale and retail groups, refined products inventories are valued under the LIFO valuation method. Lubricants and retail store merchandise are valued under the FIFO valuation method.
As of June 30, 2013 and December 31, 2012, refined products valued under the LIFO method and crude oil and other raw materials totaled 5.0 million barrels and 5.8 million barrels, respectively. At June 30, 2013 and December 31, 2012, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $207.5 million and $148.3 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended June 30, 2013 and 2012, cost of products sold included net non-cash charges of $18.5 million and credits of $100.7 million, respectively, from changes in our LIFO reserves. During the six months ended June 30, 2013 and 2012, cost of products sold included net non-cash charges of $59.2 million and net non-cash credits of $77.7 million, respectively, from changes in our LIFO reserves.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013			December 31, 2012
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	1,643	$105,414	$64.16	2,404	$175,097	$72.84
Crude oil and other	3,332	180,662	54.22	3,419	189,249	55.35
	4,975	$286,076	57.50	5,823	$364,346	62.57
6. Prepaid Expenses
Prepaid expenses were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Prepaid crude oil and other raw materials inventories	$91,362	$47,858
Prepaid insurance and other	32,184	26,183
Prepaid expenses	$123,546	$74,041
7. Other Current Assets
Other current assets were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Material and chemical inventories	$28,496	$27,533
Unrealized hedging gains	26,295	3,918
Excise and other taxes receivable	17,873	14,955
Margin account deposits	4,897	29,669
Exchange and other receivables	7,050	5,263
Other current assets	$84,611	$81,338

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Property, Plant, and Equipment, Net
Property, plant, and equipment, net was as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Refinery facilities and related equipment	$1,222,889	$1,179,418
Pipelines, terminals, and transportation equipment	87,080	76,037
Wholesale and retail facilities and related equipment	223,350	221,674
Other	27,010	23,238
	1,560,329	1,500,367
Accumulated depreciation	(495,938)	(451,490)
	1,064,391	1,048,877
Construction in progress	98,506	63,607
Property, plant, and equipment, net	$1,162,897	$1,112,484
Depreciation expense was $26.4 million and $49.9 million for the three and six months ended June 30, 2013, respectively, and $21.9 million and $43.8 million for the three and six months ended June 30, 2012, respectively.
9. Intangible Assets, Net
Intangible assets, net were as follows:

	June 30, 2013			December 31, 2012			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(9,765)	$10,662	$20,427	$(8,971)	$11,456	6.8
Customer relationships	7,300	(2,538)	4,762	7,300	(2,278)	5,022	9.2
Rights-of-way and other	7,310	(4,015)	3,295	7,120	(3,401)	3,719	4.4
	35,037	(16,318)	18,719	34,847	(14,650)	20,197
Unamortizable assets:
Trademarks	4,800	—	4,800	4,800	—	4,800
Liquor licenses	17,582	—	17,582	16,627	—	16,627
Intangible assets, net	$57,419	$(16,318)	$41,101	$56,274	$(14,650)	$41,624
Intangible asset amortization expense for the three and six months ended June 30, 2013 was $0.7 million and $1.4 million, respectively, based on estimated useful lives ranging from 2 to 23 years. Intangible asset amortization expense for the three and six months ended June 30, 2012 was $0.7 million and $1.5 million, respectively, based on estimated useful lives ranging from 3 to 15 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2013	$1,502
2014	2,849
2015	2,371
2016	2,200
2017	2,259
2018	2,258

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Other Assets, Net
Other assets, net of amortization, were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Unamortized loan fees	$27,888	$22,701
Unrealized hedging gains	—	228
Other	12,019	10,967
Other assets, net of amortization	$39,907	$33,896
11. Accrued and Other Long-Term Liabilities
Accrued liabilities were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Income taxes	$35,871	$72,900
Excise taxes	35,028	54,727
Payroll and related costs	34,703	45,989
Professional and other	20,825	21,126
Property taxes	9,674	25,819
Interest	6,325	2,176
Environmental reserves	4,180	3,932
Banking fees and other financing	1,981	2,841
Fair value of open commodity hedging positions, net	—	35,901
Short-term pension obligation	—	695
Accrued liabilities	$148,587	$266,106
During the latter half of 2012, we increased our annual property tax accrual estimate by $11.6 million resulting from an increased appraisal from the El Paso Central Appraisal District for 2012. Believing the appraised property values to be in error, we filed a lawsuit in state district court to appeal this appraised value. We were successful in having the appraised property values revised and for the three and six months ended June 30, 2013 have recorded $10.6 million, net of legal fees, as a reduction of our property tax expense.
Other long-term liabilities were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Fair value of open commodity hedging positions, net	$15,887	$15,804
Capital lease obligations	10,079	10,158
Unrecognized tax benefits	9,952	9,572
Retiree plan obligations	6,315	6,228
Asset retirement obligations	5,196	5,088
Environmental reserves	3,914	3,904
Other	3,948	5,397
Other long-term liabilities	$55,291	$56,151
As of June 30, 2013, we had environmental liability accruals of $8.1 million, of which $4.2 million was in accrued liabilities. A portion of these liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental liabilities of $6.8 million accrued at June 30, 2013 have not been discounted. As of June 30, 2013, the unescalated, undiscounted environmental reserve related to discounted liabilities totaled $1.5 million, leaving $0.2 million to be accreted over time.
The table below summarizes our environmental liability accruals:

	December 31, 2012	Increase	Payments	June 30, 2013
	(In thousands)
Discounted liabilities	$1,292	$10	$(50)	$1,252
Undiscounted liabilities	6,544	725	(427)	6,842
Total environmental liabilities	$7,836	$735	$(477)	$8,094
12. Long-Term Debt
Long-term debt was as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
6.25% Senior Unsecured Notes, due 2021	$350,000	$—
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $19,001 for 2012	—	305,999
5.75% Convertible Senior Unsecured Notes, due 2014, net of conversion feature of $14,980 and $22,105 for 2013 and 2012, respectively	200,414	193,345
5.50% promissory note, due 2015	418	519
Revolving Credit Agreement	—	—
Long-term debt	550,832	499,863
Current portion of long-term debt (1)	(200,626)	(206)
Long-term debt, net of current portion	$350,206	$499,657
(1) During the second quarter of 2013 we reclassified the balance of our 5.75% Convertible Senior Unsecured Notes, maturing June 15, 2014, to current portion of long-term debt.
Outstanding amounts under the Revolving Credit Agreement, if any, are included in the current portion of long-term debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense and other financing costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Contractual interest:
6.25% Senior Unsecured Notes	$5,469	$—	$5,773	$—
11.25% Senior Secured Notes	1,207	9,141	10,115	18,282
5.75% Convertible Senior Unsecured Notes	3,097	3,097	6,194	6,194
Term Loan	—	3,537	—	9,458
Revolving Credit Agreement	—	—	—	—
	9,773	15,775	22,082	33,934
Amortization of original issuance discount:
11.25% Senior Secured Notes	—	727	770	1,446
5.75% Convertible Senior Unsecured Notes	3,581	3,134	7,121	6,232
Term Loan	—	70	—	188
	3,581	3,931	7,891	7,866
Other interest expense	1,651	2,576	3,575	5,174
Capitalized interest	(324)	(474)	(879)	(1,044)
Interest expense and other financing costs	$14,681	$21,808	$32,669	$45,930
We amortize original issue discounts using the effective interest method over the respective term of the debt.
11.25% Senior Secured Notes
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
The Offer to Purchase expired on April 5, 2013 and an additional $2.5 million of the 2017 Notes were validly tendered and not validly withdrawn, resulting in a total amount of $151.3 million of 2017 Notes that were validly tendered and not validly withdrawn. As a result of the Offer to Purchase, we recorded a loss on extinguishment of debt of $22.0 million including a write-off of $1.9 million of unamortized loan fees during the first quarter of 2013.
On April 24, 2013, we redeemed the remaining Outstanding 2017 Notes at 100.0% of the principal amount of such Outstanding 2017 Notes, plus the Fixed Rate Notes Applicable Premium (as such term is defined in the indenture governing the 2017 Notes) as of the Redemption Date plus accrued and unpaid interest from December 15, 2012 to, but excluding, the Redemption Date. This redemption resulted in a loss on extinguishment of debt of $24.7 million including a write-off of $2.3 million of unamortized loan fees that we have reported in the second quarter of 2013 results of operations.
6.25% Senior Unsecured Notes
Separately on March 25, 2013, we entered into an indenture (the "2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the “2021 Notes”). The 2021 Notes are guaranteed on a senior unsecured several and joint basis by each of our 100% owned domestic restricted subsidiaries that guarantee any of our indebtedness under our (a) Revolving Credit Agreement or (b) any other Credit Facilities (as each such term is defined in the 2021 Indenture), or any capital markets debt, in the case of clause (b), in a principal amount of at least $150.0 million. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2021 Notes and the guarantees are our and each Guarantor's general obligations and will rank equally and ratably with all of our existing and future senior indebtedness and senior to our and the Guarantors’ subordinated indebtedness. The 2021 Notes will be effectively subordinated in right of payment to all secured indebtedness (including secured indebtedness under the Revolving Credit Agreement) to the extent of the value of the collateral securing such indebtedness. We will pay interest on the 2021 Notes semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on October 1, 2013. The 2021 Notes will mature on April 1, 2021. We used the proceeds from the offering primarily to redeem the 2017 Notes. We incurred transaction and other financing fees of $7.5 million related to the issuance of the 2021 Notes.
The 2021 Indenture contains covenants that limit our ability to, among other things: pay dividends or make other distributions in respect of our capital stock or make other restricted payments; make certain investments; sell certain assets; incur additional debt or issue certain preferred shares; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; restrict dividends or other payments from restricted subsidiaries; and enter into certain transactions with our affiliates. The 2021 Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding 2021 Notes to be due and payable immediately.
In connection with the sale of the 2021 Notes, we entered into a registration rights agreement, dated March 25, 2013 (the “Registration Rights Agreement”), with the initial purchasers. Under the Registration Rights Agreement, we agreed to register notes having substantially identical terms as the 2021 Notes with the U.S. Securities and Exchange Commission as part of an offer to exchange freely tradable exchange notes for the 2021 Notes. We filed a related Form S-4 on June 14, 2013 that was declared effective by the SEC on June 27, 2013. The exchange offer expired on July 26, 2013. On July 27, 2013, we exchanged all of the previously issued 2021 notes for new notes due 2021 that are registered under the U.S. Securities Act.
5.25% Convertible Senior Unsecured Notes
The Convertible Senior Unsecured Notes (the "2014 Notes") are presently convertible at the option of the holder. The conversion rate as of June 30, 2013 was 103.1929 for each $1,000 of principal amount of the 2014 Notes. The 2014 Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds 130% of the applicable conversion price in effect for the 2014 Notes on the last trading day of the immediately preceding calendar quarter for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any 2014 Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash, or a combination thereof.
During the second quarter of 2013, $0.1 million in 2014 Notes at par value were presented for conversion. These conversions were settled in cash and resulted in a loss on extinguishment of debt of $4.5 thousand. As of June 30, 2013, the if-converted value of the 2014 Notes exceeded its principal amount by $408.5 million.
Term Loan
In addition to our scheduled Term Loan Credit Agreement ("Term Loan") payment of $0.8 million made during the first quarter of 2012, we made non-mandatory prepayments of $30.0 million and $291.8 million during the first and second quarters of 2012, respectively. As a result of the retirement of our Term Loan in the second quarter of 2012, we recorded a loss on extinguishment of debt of $7.7 million.
Revolving Credit Agreement
On April 11, 2013, we entered into the Second Amended and Restated Revolving Credit Agreement. Lenders under the Revolving Credit Agreement extended $900.0 million in commitments that mature on April 11, 2018, and incorporate a borrowing base tied to eligible accounts receivable and inventory. The Revolving Credit Agreement also provides for letters of credit and swing line loans and provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum subject to adjustment based upon the average utilization ratio and letter of credit fees ranging from 1.75% to 2.25% per annum, payable quarterly, subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 0.75% to 1.25% or LIBOR loans plus a margin ranging from 1.75% to 2.25% subject to adjustment based upon the average excess availability under the Revolving Credit Agreement. Prior to April 11, 2013, the Revolving Credit Agreement included commitments of $1.0 billion maturing on September 22, 2016. Interest rates ranged from 2.50% to 3.25% over LIBOR. Our subsidiaries guarantee the Revolving Credit Agreement on a joint and several basis. The Revolving Credit Agreement is secured by our cash and cash equivalents, accounts receivable, and inventory. We paid $4.5 million in amendment and other financing fees related to the Revolving Credit Agreement that are being amortized over the term of the Revolving Credit Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Revolving Credit Agreement contains certain covenants, including but not limited to limitations on debt, investments, and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances. If an event of default under the Revolving Credit Agreement occurs and is continuing, the Administrative Agent at the request of lenders holding a specified percentage of commitments, shall, or with such lenders' consent, may terminate the obligations of the lenders to make loans and the obligations of the issuing banks to issue letters of credit, declare the obligations outstanding under the Revolving Credit Agreement to be immediately due and payable, and/or exercise legal and contractual rights and remedies.
As of June 30, 2013, we had no direct borrowings under the Revolving Credit Agreement, with gross availability of $691.4 million, of which $252.7 million was used for outstanding letters of credit.
13. Shareholders' Equity
Changes to shareholders' equity during the six months ended June 30, 2013 were as follows:

Shareholders' Equity
(In thousands)
Balance at December 31, 2012	$909,070
Net income	232,978
Convertible debt redemption	(124)
Other comprehensive income, net of tax	150
Dividends	(20,479)
Stock-based compensation	3,102
Excess tax benefit from stock-based compensation	8,146
Purchase of treasury stock	(228,470)
Balance at June 30, 2013	$904,373
Our board of directors have authorized two separate share repurchase programs of up to $200 million under each program(the "July 2012 Program" and the "April 2013 Program"). Through July 26, 2013, we have utilized the entire $200 million authorized under the July 2012 Program and $116.0 million under the April 2013 Program.
Share repurchases may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise and are subject to market conditions, as well as corporate, regulatory, and other considerations. The share repurchase programs may be discontinued at any time by our board of directors.
The following table summarizes our share repurchase activity for the two share repurchase programs:

	July 2012 Program		April 2013 Program
	Number of shares purchased	Cost of share purchases (In thousands)	Number of shares purchased	Cost of share purchases (In thousands)
Shares purchased at December 31, 2012	3,324,135	$82,270	—	$—
Shares purchased during Q1, 2013	2,071,882	72,768	—	—
Shares purchased at March 31, 2013	5,396,017	155,038	—	—
Shares purchased during Q2, 2013	1,390,348	44,962	3,751,153	110,740
Shares purchased at June 30, 2013	6,786,365	$200,000	3,751,153	$110,740
As of June 30, 2013, we had $89.3 million remaining in authorized expenditures under the April 2013 Program. As of July 26, 2013, we have purchased an additional 199,340 shares at a cost of $5.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rate for the three and six months ended June 30, 2013 was 35.7% and 36.0%, respectively. The effective tax rate for both the three and six months ended June 30, 2013 was higher than the statutory rate primarily due to state obligations offset by the Domestic Production Activity Deduction. Compared to the federal statutory rate of 35%, our effective tax rate for both the three and six months ended June 30, 2012 was 35.5% and 35.2%, respectively, primarily due to state tax obligations offset by the Domestic Production Activity Deduction and the generation of new federal tax credits.
The Internal Revenue Service (the “IRS”) is presently conducting an examination of our tax years ending December 31, 2010 and 2009. That examination is in progress and no material adjustments have been proposed. The IRS has completed an examination of our tax years ending December 31, 2008 and 2007. For the 2008 and 2007 years, we have agreed to all IRS adjustments. Due to statutory requirements, all adjustments will be reviewed by the U.S. Joint Committee of Taxation prior to finalizing the audits. For our tax year ending December 31, 2006, we have concluded the IRS audit and filed final Decision Documents in Tax Court. We do not believe the results of any of these examinations or appeals will have a material adverse effect on our financial position, results of operations, or cash flows, but the timing and the results of final determinations on these matters remains uncertain.
We believe that it is more likely than not that the benefit from certain state net operating loss (“NOL”) carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $26.5 million was provided against the deferred tax assets relating to these NOL carryforwards at June 30, 2013. There was no change in the valuation allowance for the Yorktown NOL carryforwards from December 31, 2012.
As of June 30, 2013, we have recorded a liability of $10.0 million for unrecognized tax benefits of which $0.4 million would affect our effective tax rate if recognized. We recognized $0.3 million and $0.4 million in interest and penalties for the three and six months ended June 30, 2013, respectively.
15. Retirement Plans
We fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in our financial statements.
Pensions
Through December 31, 2012, we distributed $25.8 million from plan assets to plan participants as a result of the temporary idling of Yorktown refining operations in 2010 and resultant termination of all participants of the Yorktown cash balance plan. Since the idling of the Yorktown facility through June 30, 2013, we have contributed $7.2 million to the Yorktown pension plan, including $1.3 million during the current year. We received regulatory approval to terminate the defined benefit plan covering certain previous Yorktown refinery employees and did so during the second quarter of 2013. We have recorded a termination loss of $0.8 million, including $0.2 million reclassified from other comprehensive income during the three and six months ended June 30, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the net periodic benefit cost associated with our pension plan for certain previous employees of the Yorktown refinery were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Net periodic benefit cost includes:
Service cost	$7	$—	$15	$—
Interest cost	(1)	55	(3)	110
Amortization of net actuarial loss	1	8	3	15
Expected return on assets	—	(23)	—	(45)
Settlement expense	775	—	775	—
Net periodic benefit cost	$782	$40	$790	$80
Our benefit obligation at December 31, 2012 for the Yorktown benefit plan was $1.3 million and the benefit plan held $0.6 million in assets.
Postretirement Obligations
The components of the net periodic benefit cost associated with our postretirement medical benefit plans covering certain employees at our El Paso refinery and previous employees of the Yorktown refinery were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Net periodic benefit cost includes:
Service cost	$62	$33	$125	$65
Interest cost	35	62	70	125
Amortization of net actuarial loss	12	10	23	20
Net periodic benefit cost	$109	$105	$218	$210
Our benefit obligation at December 31, 2012 for our postretirement medical benefit plans was $6.5 million. We fund our medical benefit plans on an as-needed basis.
The following table presents cumulative changes in other comprehensive income related to our benefit plans included as a component of equity for the periods presented, net of income tax. The related expenses are included in direct operating expenses in the Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Beginning of period balance	$(1,167)	$(1,801)	$(1,174)	$(1,812)
Current period changes	143	11	150	22
End of period balance	$(1,024)	$(1,790)	$(1,024)	$(1,790)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Defined Contribution Plan
We sponsor a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. We make a safe harbor matching contribution to the account of each participant who is covered under the collective bargaining agreement with the International Union of Operating Engineers in El Paso and has completed 12 months of service equal to 250% of the first 4% of compensation beginning February 1, 2012. During January 2012, the safe harbor matching contribution was 200% of the first 4% of compensation. In addition, participants who were covered by the settlement agreement with the International Union of Operating Engineers in El Paso received a contribution equal to 3% of the compensation paid between January 1, 2012 and January 31, 2012. For all other employees, we matched 1.33% of eligible compensation for each 1% of eligible compensation contributed by the participant up to a maximum of 6% provided the participant had a minimum of one year of service with Western. For the three and six months ended June 30, 2013 and 2012, we expensed $2.3 million, $4.3 million, $1.2 million, and $2.5 million, respectively, in connection with this plan.
16. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the six months ended June 30, 2013, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
We use crude oil and refined products futures, swap contracts, or options to mitigate the change in value for a portion of our LIFO inventory volumes subject to market price fluctuations and swap contracts to fix the margin on a portion of our future gasoline and distillate production. The physical volumes are not exchanged and these contracts are net settled with cash. For instruments used to mitigate the change in value of volumes subject to market prices, we elected not to pursue hedge accounting treatment for financial accounting purposes. The swap contracts used to fix the margin on a portion of our future gasoline and distillate production do not qualify for hedge accounting treatment.
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
The following tables summarize our economic hedging activity for the three and six months ended June 30, 2013 and 2012 and open commodity hedging positions as of June 30, 2013 and December 31, 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Economic hedging activities recognized within cost of products sold
Realized hedging gain (loss), net	$18,329	$393	$(10,489)	$(35,366)
Unrealized hedging gain (loss), net	59,691	59,582	57,968	(158,407)
Total hedging gain (loss), net	$78,020	$59,975	$47,479	$(193,773)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands)
Open commodity hedging instruments (bbls)
Crude and refined product futures, net (short) long positions	993	(588)
Refined product crack spread swaps, net (short) long positions	(23,327)	(26,683)
Total open barrels commodity hedging instruments, net (short) long positions	(22,334)	(27,271)

Fair value of outstanding contracts, net
Other current assets	$26,295	$3,918
Other assets	—	228
Accrued liabilities	—	(35,901)
Other long-term liabilities	(15,887)	(15,804)
Fair value of outstanding contracts - unrealized gain (loss), net	$10,408	$(47,559)
Offsetting Assets and Liabilities
Western's derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, however Western does not offset the fair value amounts recorded for derivative instruments under these agreements on its condensed consolidated balance sheets. We have posted cash margin with various counterparties to support hedging and trading activities. The cash margin posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default.
The following table presents offsetting information regarding Western's derivatives as of June 30, 2013 and December 31, 2012:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statements of Financial Position
As of June 30, 2013
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$29,261	$(2,966)	$26,295
Other assets - commodity hedging contracts	1,650	(1,650)	—
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(2,966)	2,966	—
Other long-term liabilities - commodity hedging contracts	(17,537)	1,650	(15,887)
	$10,408	$—	$10,408

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statements of Financial Position
As of December 31, 2012
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$5,369	$(1,451)	$3,918
Other assets - commodity hedging contracts	1,375	(1,147)	228
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(37,352)	1,451	(35,901)
Other long-term liabilities - commodity hedging contracts	(16,951)	1,147	(15,804)
	$(47,559)	$—	$(47,559)

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
As of June 30, 2013, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our unleaded gasoline crack spread swaps range from $13.08 to $26.73 per contract. Settlement prices for our distillate crack spread swaps range from $25.93 to $29.86 per contract. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2013	2014	2015	2016
Inventory positions (futures and swaps):
Crude oil and refined products — net (short) positions	(309)	—	—	—
Natural gas futures — net (short) long positions	(179)	493	493	494
Refined product positions (crack spread swaps):
Distillate — net (short) positions	(3,827)	(10,200)	(6,525)	(2,100)
Unleaded gasoline — net (short) positions	(450)	(225)	—	—
17. Stock-Based Compensation
We have two share-based compensation plans, the Western Refining 2006 Long-Term Incentive Plan (the “2006 LTIP”) and the 2010 Incentive Plan of Western Refining (the “2010 Incentive Plan”) that allow for restricted share awards and restricted share unit awards. As of June 30, 2013, there were 14,311 and 3,004,229 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over either a one, three, or five year period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of June 30, 2013, there were 23,689 and 451,418 restricted shares and restricted share units not vested, respectively, outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of stock compensation expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Direct operating expenses	$—	$80	$61	$177
Selling, general, and administrative expenses	1,205	1,996	3,041	3,977
Total stock compensation expense	$1,205	$2,076	$3,102	$4,154
The computation of the excess tax benefit related to vested restricted shares and restricted share units is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Restricted shares:
Aggregate intrinsic value of vested shares	$1,194	$745	$23,095	$13,951
Aggregate fair value at grant date of vested shares	226	313	3,918	4,929
	968	432	19,177	9,022
Statutory blended rate	37.80%	37.54%	37.80%	37.54%
Excess tax benefit	$366	$162	$7,249	$3,387

Restricted share units:
Aggregate intrinsic value of vested shares	$4,053	$1,495	$5,347	$1,495
Aggregate fair value at grant date of vested shares	2,334	1,266	2,975	1,266
	1,719	229	2,372	229
Statutory blended rate	37.80%	37.54%	37.80%	37.54%
Excess tax benefit	$650	$86	$897	$86
As of June 30, 2013, the aggregate fair value at grant date of outstanding restricted shares and restricted share units was $0.2 million and $11.2 million, respectively. The aggregate intrinsic value of outstanding restricted shares and restricted share units was $0.7 million and $12.7 million, respectively. The unrecognized compensation cost of restricted shares and restricted share units not vested was $0.1 million and $9.6 million, respectively. Unrecognized compensation costs for restricted shares and restricted share units will be recognized over a weighted average period of approximately 0.57 years and 3.17 years, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our restricted share unit and restricted share activity for the three and six months ended June 30, 2013:

	Restricted Share Units		Restricted Shares
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Not vested at December 31, 2012	440,860	$18.24	694,622	$5.93
Awards granted	150,114	34.84	—	—
Awards vested	(37,136)	17.25	(628,622)	5.87
Awards forfeited	—	—	—	—
Not vested at March 31, 2013	553,838	22.83	66,000	6.41
Awards granted	28,224	31.89	—	—
Awards vested	(130,644)	17.87	(42,311)	5.33
Awards forfeited	—	—	—	—
Not vested at June 30, 2013	451,418	24.83	23,689	8.35
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income	$149,259	$238,504	$232,978	$185,000
Distributed earnings	(9,963)	—	(20,479)	(7,265)
Income allocated to participating securities	(360)	(2,128)	(1,092)	(2,233)
Distributed earnings allocated to participating securities	26	—	105	91
Undistributed income available to common shareholders	$138,962	$236,376	$211,512	$175,593

Weighted average number of common shares outstanding (1)	82,390	90,024	84,546	89,684
Basic earnings per common share:
Distributed earnings per share	$0.12	$—	$0.24	$0.08
Undistributed earnings per share	1.69	2.63	2.50	1.96
Basic earnings per common share	$1.81	$2.63	$2.74	$2.04
(1) Excludes the weighted average number of common shares outstanding associated with participating securities of 213,324; 436,783; 810,567; and 1,141,289 shares for the three and six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Diluted earnings per common share:
Net income	$149,259	$238,504	$232,978	$185,000
Tax effected interest related to convertible debt	4,154	3,892	8,282	7,762
Net income available to common shareholders, assuming dilution	$153,413	$242,396	$241,260	$192,762

Weighted average diluted common shares outstanding:	104,729	110,535	106,942	110,163

Diluted earnings per common share:	$1.46	$2.19	$2.26	$1.75

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computation of the weighted average number of diluted shares outstanding is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Weighted average number of common shares outstanding	82,390	90,024	84,546	89,684
Common equivalent shares from Convertible Senior Unsecured Notes	22,227	20,047	22,227	20,047
Restricted shares	112	464	169	432
Weighted average number of diluted shares outstanding	104,729	110,535	106,942	110,163
A shareholder's interest in our common stock could become diluted as a result of vestings of restricted shares and restricted share units and the conversion of our Convertible Senior Unsecured Notes into actual shares of our common stock. In calculating our fully diluted earnings per common share, we consider the impact of restricted shares and restricted share units that have not vested and common equivalent shares related to our Convertible Senior Unsecured Notes. We include restricted shares and restricted share units that have not vested in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price. Common equivalent shares from our Convertible Senior Unsecured Notes are generally included in our diluted earnings calculation when net income exceeds certain thresholds above which the effect of the shares becomes dilutive. We calculate the volume of these shares by applying the current conversion rate of 103.1929 to each $1,000 of principal amount of Convertible Senior Unsecured Notes. At June 30, 2012, the conversion rate was 93.0470.
The table below summarizes our 2013 cash dividend declarations, payments, and scheduled payments through July 26, 2013:

	2013
	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	January 4	January 19	February 13	$0.12	$10,516
Second quarter	April 8	April 23	May 8	0.12	9,963
Third quarter (1)	July 17	July 31	August 15	0.18
Total					$20,479
(1) The third quarter 2013 cash dividend of $0.18 per common share will result in an aggregate payment of $14.5 million.

19. Cash Flows
Cash Equivalents
Cash equivalents totaling $20.0 million consisting of short-term money market deposits were included in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Income taxes paid	$128,636	$93,762
Interest paid, excluding amounts capitalized	22,176	39,708
Non-cash investing and financing activities were as follows:

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Treasury stock purchased, not yet settled	$29,681	$—
Assets acquired through capital lease obligations	—	3,691

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Based on the terms of the Consent Decree and current information, we estimate the total capital expenditures necessary to address the Consent Decree issues would be approximately $51.0 million, of which we have already expended $48.3 million, including $15.2 million for the installation of a flare gas recovery system completed in 2007 and $33.1 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers through June 2013. We estimate remaining expenditures of approximately $2.7 million for the NOx emission controls on heaters and boilers during 2013. This amount is included in our estimated capital expenditures for regulatory projects. Under the terms of the Consent Decree, we paid a civil penalty of $1.5 million in September 2011.
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
In November 2012, we proposed to TCEQ that we settle unresolved air enforcement issued to our El Paso refinery between October 2004 and April 2008 and in July 2013 the TCEQ proposed two Agreed Orders with penalties totaling $0.2 million to settle the enforcement. We anticipate settling on or before September 2013. The proposed orders do not require any soil or groundwater remediation or clean-up. Based on current information, we do not believe the requirements of the orders will have a material effect on our business, financial condition, or results of operations.
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
In November 2009, we indefinitely suspended refining operations at the Bloomfield refinery. We currently operate the site, including certain remaining tanks and equipment, as a stand-alone products distribution terminal and crude storage facility for our Gallup refinery. An amendment to the 2009 NMED Amendment, which became effective June 25, 2012, reflects the indefinite suspension as of 2009.
Based on current information and the 2009 NMED Amendment as amended in June 2012 to reflect the indefinite suspension of refining operations at our Bloomfield facility and to delay NOx controls on heaters, boilers, and a Fluid Catalytic Cracking Unit (the "FCCU") at our Gallup refinery, we estimated $51.0 million in total capital expenditures after January 2009. We expended $11.3 million through 2011 and $37.6 million during 2012. During the first six months of 2013, we spent an additional $1.8 million to complete the project. These capital expenditures were primarily for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx, and particulate matter from our Gallup refinery. We will incur additional capital expenditures to implement one or more FCCU off‑set projects. One FCCU off-set project is to be completed by the end of 2014 and the others are to be completed by the end of 2017. The 2009 NMED Amendment also provided for a $2.3 million penalty. We completed payment of the penalty between November 2009 and September 2010 to fund Supplemental Environmental Projects. We paid an additional penalty of $0.4 million in July 2012 associated with the June 2012 amendment. Implementation of the requirements in the 2009 NMED Amendment, as amended in June 2012, will not result in any soil or groundwater remediation or clean-up costs.
Bloomfield 2007 NMED Remediation Order. In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007 have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures, and implement corrective measures. Prior to July 2007, with the approval of the NMED and the New Mexico Oil Conservation Division, we placed into operation certain remediation measures which remain operational. As of June 30, 2013, we have expended $3.3 million and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

have accrued the remaining estimated costs of $3.9 million for implementing the investigation, interim measures, and the reasonably known corrective actions of the order.
Gallup 2007 Resource Conservation Recovery Act (“RCRA”) Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (the "Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. We reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. Between September 2010 and July 2012, the EPA demanded and we have paid penalties totaling $0.2 million pursuant to the settlement. We do not expect implementation of the requirements in the final settlement will result in any additional soil or groundwater remediation or clean-up costs not otherwise required. We estimated capital expenditures of approximately $38.8 million to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. We expended $20.8 million through 2011, $17.1 million during 2012 on the upgrade of the wastewater treatment plant, $0.4 million during the first six months of 2013, and expect to spend the remaining $0.5 million during 2013. The final settlement deadline was modified in September 2010 to establish May 31, 2012 as the deadline for completing startup of the upgraded plant. After negotiating an extension of this deadline with the EPA, we completed startup on August 12, 2012.
Gallup 2013 Risk Management Plan General Duty Settlement. In July 2013, we entered a final settlement with the EPA for five alleged violations of the Clean Air Act Risk Management Plan 112(r) General Duty clause at our Gallup refinery and paid a total penalty of $0.2 million. The settlement will not result in any groundwater remediation or clean-up costs.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Matters
The EPA has issued Renewable Fuels Standards ("RFS"), implementing mandates to blend renewable fuels into the petroleum fuels produced at our refineries. Annually, the EPA establishes a volume of renewable fuels that refineries must blend into their refined petroleum fuels. To the extent we are unable to blend at the applicable rate, we must purchase Renewable Identification Numbers ("RIN"). Although we anticipate that we will internally generate most of the RINs required to meet our obligations, including a carryover of 2012 RINs, the volatility of the RIN market is such that the impact of the RINs that we do purchase on our cost of products sold thus far in 2013 is greater than in 2012. The net cost of meeting our obligations through RIN purchases was $8.3 million and $12.8 million for the three and six months ended June 30, 2013, respectively, and $2.1 million and $3.3 million for the three and six months ended June 30, 2012, respectively.
In late 2011, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. We purchased RINs to satisfy a portion of our obligations under the Renewable Fuels Standard program for calendar year 2010 and had purchased some RINs the EPA considered invalid. In April 2012, we entered into an administrative settlement with the EPA that required us to pay a penalty of less than $0.1 million. We continue to purchase RINs to satisfy our obligations under the RFS program, and we understand the EPA continues to investigate invalid RINs. While we do not know if the EPA will identify other RINs we have purchased as being invalid or what actions the EPA would take, at this time we do not expect any such action would have a material effect on our financial condition, results of operations, or cash flows.
On July 2, 2013, the Office of the Navajo Tax Commission (the “Commission”) informed Giant Four Corners, Inc. (“Four Corners”) that it was seeking to impose penalties in the total amount of $1.5 million for allegedly operating 15 retail convenience stores on the Navajo Nation without a Fuel Retailer's License for the week of January 1-7, 2013. Four Corners believes these penalties are inappropriate and is challenging the proposed imposition of any penalties under the facts and circumstances related to the renewal of this License. No amounts have been accrued for this matter as of June 30, 2013.
On July 24, 2013, the Commission informed Western Refining Wholesale, Inc. (“Western Wholesale”) that it was seeking to impose penalties in the total amount of $4.1 million for allegedly transporting and distributing fuel on the Navajo Nation without a Fuel Distributor's License or a Fuel Carrier's License for the week of January 1-7, 2013. Western Wholesale believes these penalties are inappropriate and is challenging the proposed imposition of any penalties under the facts and circumstances related to the renewal of these Licenses. No amounts have been accrued for this matter as of June 30, 2013.
We are party to various other claims and legal actions arising in the normal course of business. We believe that the resolution of these matters will not have a material effect on our financial condition, results of operations, or cash flows.

21. Related Party Transactions
Effective November 30, 2012, an entity controlled by one of our officers purchased the building and related lease agreement of certain office space that we and other commercial tenants occupy in El Paso, Texas. The lease agreement expires in May 2017. Under the terms of the lease, we make annual payments of $0.2 million. For the three and six months ended June 30, 2013, we made rental payments under this lease to the related party of $0.06 million and $0.11 million, respectively. We have no amounts due as of June 30, 2013 related to this lease agreement.

22. Subsequent Event
On July 25, 2013, Western Refining Logistics, LP (the “Partnership”), our wholly owned subsidiary, filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission in connection with a proposed initial public offering of its common units representing limited partner interests. The number of common units to be offered and the price range for the offering have not yet been determined. The Partnership was formed by Western to own, operate, develop, and acquire crude oil and refined products logistics assets. Headquartered in El Paso, Texas, the Partnership expects its initial assets will include pipeline and gathering assets and terminalling, transportation, and storage assets in the Southwestern portion of the U.S. At the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed. The information contained in this report is neither an offer to sell nor a solicitation of an offer to buy any of the common units in the initial public offering.

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
Company Overview
We are an independent crude oil refiner and marketer of refined products and also operate retail convenience stores that sell various grades of gasoline, diesel fuel, and convenience store merchandise. We own and operate two refineries with a total crude oil throughput capacity of 153,000 barrels per day ("bpd"). In addition to our 128,000 bpd refinery in El Paso, Texas, we own and operate a refinery near Gallup, New Mexico, with a throughput capacity of 25,000 bpd. Our primary operating areas encompass Arizona, Colorado, the Mid-Atlantic region, New Mexico, and west Texas. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque and Bloomfield, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of June 30, 2013, we also operated 222 retail convenience stores in Arizona, Colorado, New Mexico, and Texas; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Georgia, Maryland, Nevada, New Mexico, Texas, and Virginia.
We report our operating results in three business segments: the refining group, the wholesale group, and the retail group. Our refining group currently operates the two refineries and related refined product distribution terminals and asphalt terminals. At the refineries, we refine crude oil and other feedstocks into refined products such as gasoline, diesel fuel, jet fuel, and asphalt. We market refined products to a diverse customer base including wholesale distributors and retail chains. Our wholesale group distributes gasoline, diesel fuel, and lubricant products. Our retail group operates retail convenience stores and sells gasoline, diesel fuel, and merchandise. See Note 3, Segment Information, in the Notes to Condensed Consolidated Financial Statements included elsewhere in this quarterly report for detailed information on our operating results by segment.
On July 25, 2013, Western Refining Logistics, LP (the “Partnership”), our wholly owned subsidiary, filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission in connection with a proposed initial public offering of its common units representing limited partner interests. The number of common units to be offered and the price range for the offering have not yet been determined. Western formed the Partnership to own, operate, develop and acquire crude oil and refined product logistics assets. Headquartered in El Paso, Texas, the Partnership expects its initial assets will include pipeline and gathering assets and terminalling, transportation, and storage assets in the Southwestern portion of the U.S. At the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed. The information contained in this report is neither an offer to sell nor a solicitation of an offer to buy any of the common units in the initial public offering.
Major Influences on Results of Operations
Refining. Our net sales fluctuate significantly with movements in refined product prices and the cost of crude oil and other feedstocks. The spread between our cost of crude oil and our sales prices for refined products is the primary factor affecting our earnings and cash flows from operations. Factors driving the movement in petroleum based commodities pricing includes supply and demand for crude oil, gasoline, and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; logistics constraints; availability of imports; marketing of competitive fuels; price differentials between various types of crude oils; and Renewable Fuel Standards and other government regulations.
Other impacts to our overall refinery gross margins include the sale of lower value products such as residuum and propane as well as refinery production loss. Higher crude costs tend to have a negative effect on the margin for lower value product sales. Our refinery product yield volume is less than our total refinery throughput volume; a higher yield loss negatively impacts our gross margin. Also affecting refining margins within refinery cost of products sold is the impact of our economic hedging activity entered into primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product, and blendstock inventories. Consolidated cost of products sold for the six months ended June 30, 2013 includes $47.5 million of realized and non-cash unrealized net gains from our economic hedging activities, which is recorded in refining cost of products sold. The non-cash unrealized net gains included in this total were $58.0 million for the period. Our results of operations are also significantly affected by our refineries’ direct operating expenses, including the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
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
Safety, reliability, and the environmental performance of our refineries’ operations are critical to our financial performance. Unplanned downtime of our refineries generally results in lost refinery gross margin opportunity, increased maintenance costs, and a temporary increase in working capital investment and inventory. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or other major maintenance project, through a planning process that considers product availability, the margin environment, and the availability of resources to perform the required maintenance.
Periodically we have planned maintenance turnarounds at our refineries that are expensed as incurred. We completed a refinery maintenance turnaround at our Gallup refinery during October 2012. In the first quarter of 2013, we completed a scheduled maintenance turnaround for the north side units of the El Paso refinery. In addition to planned outages, we occasionally experience unplanned downtime due to circumstances outside of our control. Certain of these outages qualify for reimbursement under our business interruption insurance coverage, and we record these reimbursements as revenues. Net sales for the three and six months ended June 30, 2013 includes $6.9 million in business interruption insurance recoveries for a weather related claim from the first quarter of 2011.
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
Wholesale. Earnings and cash flows from our wholesale business segment are primarily affected by the sales volumes and margins of gasoline, diesel fuel, and lubricants sold. These margins are equal to the sales price, net of discounts less total cost of sales, and are measured on a cents per gallon ("cpg") basis. Factors that influence margins include local supply, demand, and competition.
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
Retail. Earnings and cash flows from our retail business segment are primarily affected by the sales volumes and margins of gasoline and diesel fuel, and by the sales and margins of merchandise sold at our retail stores. Margins for gasoline and diesel fuel sales are equal to the sales price less the delivered cost of the fuel and motor fuel taxes, and are measured on a cpg basis. Fuel margins are impacted by competition, local and regional supply, and demand. Margins for retail merchandise sold are equal to retail merchandise sales less the delivered cost of the merchandise, net of supplier discounts and inventory shrinkage, and are measured as a percentage of merchandise sales. Merchandise sales are impacted by convenience or location, branding, and competition. Our retail sales reflect seasonal trends such that operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year.

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
Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have a significant impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, and cash flows when implemented.

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and six months ended June 30, 2013 and 2012. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.

Consolidated
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	Three Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$2,429,962	$2,469,348	$(39,386)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,986,883	1,899,684	87,199
Direct operating expenses (exclusive of depreciation and amortization) (1)	113,861	116,792	(2,931)
Selling, general, and administrative expenses	29,450	27,316	2,134
Maintenance turnaround expense	35	1,862	(1,827)
Depreciation and amortization	27,143	22,767	4,376
Total operating costs and expenses	2,157,372	2,068,421	88,951
Operating income	272,590	400,927	(128,337)
Other income (expense):
Interest income	235	202	33
Interest expense and other financing costs	(14,681)	(21,808)	7,127
Amortization of loan fees	(1,515)	(1,771)	256
Loss on extinguishment of debt	(24,719)	(7,654)	(17,065)
Other, net	101	(279)	380
Income before income taxes	232,011	369,617	(137,606)
Provision for income taxes	(82,752)	(131,113)	48,361
Net income	$149,259	$238,504	$(89,245)

Basic earnings per share	$1.81	$2.63	$(0.82)
Diluted earnings per share	$1.46	$2.19	$(0.73)
Dividends declared per common share	$0.12	$—	$0.12
Weighted average basic shares outstanding	82,390	90,024	(7,634)
Weighted average dilutive shares outstanding	104,729	110,535	(5,806)

(1)
Excludes $1,130.8 million and $1,256.7 million of intercompany sales; $1,127.7 million and $1,254.9 million of intercompany cost of products sold; and $3.1 million and $1.8 million of intercompany direct operating expenses for the three months ended June 30, 2013 and 2012, respectively.

	Three Months Ended
	June 30,
	2013	2012	Change
	(In thousands)
Key Operating Statistics
Fuel sales volume (bbls) (including intersegment sales)
Refining	16,767	17,445	(678)
Wholesale	9,588	9,194	394
Retail	1,825	1,689	136
Total fuel sales volume (1)	28,180	28,328	(148)

Costs and expenses (net of intersegment costs)
Refining	$789,729	$714,214	$75,515
Wholesale	1,009,927	1,010,624	(697)
Retail	301,088	291,638	9,450
Total operating costs	$2,100,744	$2,016,476	$84,268

Economic Hedging Activities Recognized Within Cost of Products Sold
Realized hedging gain, net	$18,329	$393	$17,936
Unrealized hedging gain, net	59,691	59,582	109
Total hedging gain, net	$78,020	$59,975	$18,045

Cash Flow Data
Net cash provided by (used in):
Operating activities	$294,957	$306,014	$(11,057)
Investing activities	160,003	116,135	43,868
Financing activities	(330,990)	(297,047)	(33,943)

Other Data
Adjusted EBITDA (2)	$240,413	$365,897	$(125,484)
Capital expenditures	36,229	37,159	(930)

(1)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 13.1% of our total consolidated sales volumes for the three months ended June 30, 2013. We distribute the majority of the refined products that we purchase through our wholesale sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
	June 30,
	2013	2012	Change
	(In thousands)
Net income	$149,259	$238,504	$(89,245)
Interest expense and other financing costs	14,681	21,808	(7,127)
Provision for income taxes	82,752	131,113	(48,361)
Amortization of loan fees	1,515	1,771	(256)
Depreciation and amortization	27,143	22,767	4,376
Maintenance turnaround expense	35	1,862	(1,827)
Loss on extinguishment of debt	24,719	7,654	17,065
Unrealized gain on commodity hedging transactions	(59,691)	(59,582)	(109)
Adjusted EBITDA	$240,413	$365,897	$(125,484)
Overview. The decrease in net income was primarily due to decreases in our refining and wholesale segment margins resulting in part from lower crude oil cost advantages relative to waterborne crude oil. Between periods, our commodity hedging activities resulted in a $17.9 million increase in our refining margins for 2013 over 2012. We discuss economic hedging gains and losses in detail within our Refining Segment analysis under Refinery Gross Margin. The net increase to non-product related operating costs in 2013 over 2012 resulted from greater selling, general, and administrative costs and depreciation expense offset by decreases in direct operating expenses and maintenance and turnaround costs.
We analyze segment margins as a function of net sales less cost of products sold (exclusive of depreciation and amortization). At a consolidated level, our margin decreased by $126.6 million due to decreases of $119.6 million, $6.7 million, and $0.3 million from our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation.
Direct Operating Expenses (exclusive of depreciation and amortization). The decrease in direct operating expenses resulted from decreases of $4.6 million and $0.1 million from our refining and wholesale groups, respectively, partially offset by an increase from our retail group of $1.7 million, net of intercompany transactions that eliminate in consolidation.
Selling, General, and Administrative Expenses. The increase in selling, general, and administrative expenses resulted from increases of $1.0 million, $0.8 million, and $0.3 million in our corporate overhead, refining group, and wholesale group, respectively.
Maintenance Turnaround Expense. During the three months ended June 30, 2013, we incurred turnaround expenses in preparation for a planned 2014 turnaround at the El Paso refinery. During the three months ended June 30, 2012, we incurred turnaround expenses in connection with the third quarter 2012 turnaround at our Gallup refinery. The Gallup turnaround was completed in October 2012.
Depreciation and Amortization. The increase between periods is primarily due to additional depreciation at our Gallup refinery ($2.3 million) resulting from additional assets capitalized at Gallup during the third and forth quarters of 2012, and additional depreciation at our El Paso refinery ($1.4 million) resulting from additional assets capitalized during the first quarter of 2013.

Operating Income. The decrease was primarily the result of lower quarter over quarter refining margins, greater selling, general, and administrative expenses, and depreciation expense, partially offset by lower direct operating expenses and turnaround costs.
Interest Income. Interest income for the three months ended June 30, 2013 and 2012 remained relatively unchanged.
Interest Expense and Other Financing Costs. The decrease was attributable to lower debt levels and lower average cost of borrowing during the three months ended June 30, 2013 compared to the same period in 2012.
Amortization of Loan Fees. The decrease was due to the retirement of our Term Loan and Senior Secured Notes and resultant write-off of related loan fees.
Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt for the three months ended June 30, 2013 resulting from the tender offer for our Senior Secured Notes. The loss recorded for the three months ended June 30, 2012 was attributable to the prepayment of our Term Loan.
Other, Net. Other expense, net for 2012 includes a legal expense compared to rental revenues in the current period.
Provision for Income Taxes. We recorded income tax expense for the three months ended June 30, 2013 and 2012. The effective tax rates for the three months ended June 30, 2013 and 2012 were 35.7% and 35.5%, respectively, compared to the federal statutory rate of 35%. The effective tax rates for both periods were slightly higher primarily due to state obligations offset by the Domestic Production Activity Deduction.
See additional analysis under the Refining Segment, Wholesale Segment, and Retail Segment.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	Six Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$4,616,179	$4,808,560	$(192,381)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	3,784,067	4,136,186	(352,119)
Direct operating expenses (exclusive of depreciation and amortization) (1)	235,721	232,373	3,348
Selling, general, and administrative expenses	56,002	53,097	2,905
Gain on disposal of assets, net	—	(1,891)	1,891
Maintenance turnaround expense	43,203	2,312	40,891
Depreciation and amortization	51,475	45,531	5,944
Total operating costs and expenses	4,170,468	4,467,608	(297,140)
Operating income	445,711	340,952	104,759
Other income (expense):
Interest income	386	395	(9)
Interest expense and other financing costs	(32,669)	(45,930)	13,261
Amortization of loan fees	(3,119)	(3,578)	459
Loss on extinguishment of debt	(46,766)	(7,654)	(39,112)
Other, net	298	1,283	(985)
Income before income taxes	363,841	285,468	78,373
Provision for income taxes	(130,863)	(100,468)	(30,395)
Net income	$232,978	$185,000	$47,978

Basic earnings per share	$2.74	$2.04	$0.70
Diluted earnings per share	$2.26	$1.75	$0.51
Dividends declared per common share	$0.24	$0.08	$0.16
Weighted average basic shares outstanding	84,546	89,684	(5,138)
Weighted average dilutive shares outstanding	106,942	110,163	(3,221)

(1)
Excludes $2,139.9 million and $2,529.1 million of intercompany sales; $2,134.7 million and $2,525.8 million of intercompany cost of products sold; and $5.2 million and $3.3 million of intercompany direct operating expenses for the six months ended June 30, 2013 and 2012, respectively.

	Six Months Ended
	June 30,
	2013	2012	Change
	(In thousands)
Key Operating Statistics
Fuel sales volume (bbls) (including intersegment sales)
Refining	31,224	34,392	(3,168)
Wholesale	18,055	17,937	118
Retail	3,561	3,298	263
Total fuel sales volume (1)	52,840	55,627	(2,787)

Costs and expenses (net of intersegment costs)
Refining	$1,516,353	$1,813,310	$(296,957)
Wholesale	1,924,292	1,998,914	(74,622)
Retail	579,143	556,335	22,808
Total operating costs	$4,019,788	$4,368,559	$(348,771)

Economic Hedging Activities Recognized Within Cost of Products Sold
Realized hedging loss, net	$(10,489)	$(35,366)	$24,877
Unrealized hedging gain (loss), net	57,968	(158,407)	216,375
Total hedging gain (loss), net	$47,479	$(193,773)	$241,252

Cash Flow Data
Net cash provided by (used in):
Operating activities	$259,324	$348,857	$(89,533)
Investing activities	(101,420)	161,249	(262,669)
Financing activities	(239,536)	(334,838)	95,302

Other Data
Adjusted EBITDA (2)	$483,105	$548,880	$(65,775)
Capital expenditures	101,854	59,397	42,457

Balance Sheet Data (at end of period)
Cash and cash equivalents	$372,335	$346,097	$26,238
Working capital	360,059	685,819	(325,760)
Total assets	2,510,891	2,410,535	100,356
Total debt	550,832	491,798	59,034
Shareholders’ equity	904,373	1,005,125	(100,752)

(1)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 15.3% of our total consolidated sales volumes for the six months ended June 30, 2013. The majority of the purchased refined products are distributed through our wholesale refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Six Months Ended
	June 30,
	2013	2012	Change
	(In thousands)
Net income	$232,978	$185,000	$47,978
Interest expense and other financing costs	32,669	45,930	(13,261)
Provision for income taxes	130,863	100,468	30,395
Amortization of loan fees	3,119	3,578	(459)
Depreciation and amortization	51,475	45,531	5,944
Maintenance turnaround expense	43,203	2,312	40,891
Loss on extinguishment of debt	46,766	7,654	39,112
Unrealized (gain) loss on commodity hedging transactions	(57,968)	158,407	(216,375)
Adjusted EBITDA	$483,105	$548,880	$(65,775)
Overview. The increase in net income was primarily due to the difference in results from our commodity hedging activities between periods coupled with a decrease in interest and other financing costs. We discuss economic hedging gains and losses in greater detail within our Refining Segment analysis under Refinery Gross Margin. Offsetting these positive impacts to net income were increases in maintenance turnaround expense, losses on extinguishment of debt, and a greater provision for income taxes.
We analyze segment margins as a function of net sales less cost of products sold (exclusive of depreciation and amortization). At a consolidated level, our margin increased by $159.7 million due largely to an increase in our refining margins of $163.6 million, which is a reflection of unrealized commodity hedging gains and losses recorded within cost of products sold. The wholesale and retail groups recognized a margin decrease of $3.5 million and $0.4 million, respectively, net of intercompany transactions that eliminate in consolidation.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses resulted from increases of $4.0 million and $1.6 million from our retail and refining groups, respectively, partially offset by a decrease from our wholesale group of $2.3 million, net of intercompany transactions that eliminate in consolidation.
Selling, General, and Administrative Expenses. The increase in selling, general, and administrative expenses resulted from increases of $1.1 million, $0.9 million, and $0.9 million in our refining group, corporate overhead, and wholesale group, respectively.

Gain on Disposal of Assets, Net. The net gain during the six months ended June 30, 2012 was related to sales of assets from our refining and wholesale groups of $1.4 million and $0.5 million, respectively.
Maintenance Turnaround Expense. During the six months ended June 30, 2013, we incurred turnaround expenses primarily associated with the planned turnaround of the north side units of our El Paso Refinery that was completed in the first quarter of 2013 and the planned 2014 El Paso turnaround. During the six months ended June 30, 2012, we incurred turnaround expenses in connection with the planned turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.
Depreciation and Amortization. The increase between periods is primarily due to additional depreciation at our Gallup refinery ($4.1 million) resulting from additional assets capitalized during the third and fourth quarters of 2012 and at our El Paso refinery ($1.6 million) related to first quarter of 2013 capital additions. This increase was partially offset by a decrease in the depreciation and amortization associated with refining logistics ($0.3 million).
Operating Income. The increase was primarily the result of gains from commodity hedging activities compared to losses in the prior year, a total impact of $241.3 million. Partially offsetting the increase were higher maintenance turnaround expenses and depreciation and amortization expense.
Interest Income. Interest income for the six months ended June 30, 2013 and 2012 remained relatively unchanged.
Interest Expense and Other Financing Costs. The decrease was attributable to lower debt levels and lower average cost of borrowing during the six months ended June 30, 2013 compared to the same period in 2012.
Amortization of Loan Fees. The decrease was due to the retirement of our Term Loan and Senior Secured Notes and resultant write-off of related loan fees.
Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt for the six months ended June 30, 2013 resulting from the tender offer for our Senior Secured Notes. The loss recorded for the six months ended June 30, 2012 was attributable to the prepayment of our Term Loan.
Other, Net. Other expense, net for 2012 includes amounts primarily related to a distribution from a one-time transaction that occurred through a partnership investment we hold ($1.4 million).
Provision for Income Taxes. We recorded income tax expense for the six months ended June 30, 2013 and 2012. The effective tax rates for the six months ended June 30, 2013 and 2012 were 36.0% and 35.2%, respectively, compared to the federal statutory rate of 35%. The effective tax rates for both periods were slightly higher primarily due to state obligations offset by the Domestic Production Activity Deduction.
See additional analysis under the Refining Segment, Wholesale Segment, and Retail Segment.

Refining Segment
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	Three Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,001,482	$2,171,574	$(170,092)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,622,728	1,674,490	(51,762)
Direct operating expenses (exclusive of depreciation and amortization)	73,338	76,579	(3,241)
Selling, general, and administrative expenses	7,358	6,546	812
Maintenance turnaround expense	35	1,862	(1,827)
Depreciation and amortization	22,511	18,652	3,859
Total operating costs and expenses	1,725,970	1,778,129	(52,159)
Operating income	$275,512	$393,445	$(117,933)
Key Operating Statistics
Total sales volume (bpd)	184,248	191,704	(7,456)
Total refinery production (bpd)	158,650	155,487	3,163
Total refinery throughput (bpd) (2)	161,985	157,960	4,025
Per barrel of throughput:
Refinery gross margin (1) (3)	$25.69	$34.58	$(8.89)
Refinery gross margin excluding hedging activities (1) (3)	20.40	32.02	(11.62)
Gross profit (1) (3)	24.17	33.28	(9.11)
Direct operating expenses (4)	4.98	5.33	(0.35)
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries (El Paso and Gallup)

	Three Months Ended
	June 30,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	83,885	80,085	3,800
Diesel and jet fuel	65,096	64,699	397
Residuum	5,869	6,491	(622)
Other	3,800	4,212	(412)
Total refinery production (bpd)	158,650	155,487	3,163
Refinery throughput (bpd):
Sweet crude oil	118,336	120,862	(2,526)
Sour crude oil	27,867	26,823	1,044
Other feedstocks and blendstocks	15,782	10,275	5,507
Total refinery throughput (bpd) (2)	161,985	157,960	4,025

El Paso Refinery

	Three Months Ended
	June 30,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	65,805	63,467	2,338
Diesel and jet fuel	58,263	57,137	1,126
Residuum	5,869	6,491	(622)
Other	3,021	3,259	(238)
Total refinery production (bpd)	132,958	130,354	2,604
Refinery throughput (bpd):
Sweet crude oil	93,992	97,862	(3,870)
Sour crude oil	27,867	26,823	1,044
Other feedstocks and blendstocks	13,777	7,472	6,305
Total refinery throughput (bpd) (2)	135,636	132,157	3,479
Total sales volume (bpd)	148,271	156,792	(8,521)
Per barrel of throughput:
Refinery gross margin (1) (3)	$19.46	$31.91	$(12.45)
Direct operating expenses (4)	3.30	3.91	(0.61)

Gallup Refinery

	Three Months Ended
	June 30,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	18,080	16,618	1,462
Diesel and jet fuel	6,833	7,562	(729)
Other	779	953	(174)
Total refinery production (bpd)	25,692	25,133	559
Refinery throughput (bpd):
Sweet crude oil	24,344	23,000	1,344
Other feedstocks and blendstocks	2,005	2,803	(798)
Total refinery throughput (bpd) (2)	26,349	25,803	546
Total sales volume (bpd)	35,977	34,911	1,066
Per barrel of throughput:
Refinery gross margin (1) (3)	$24.26	$31.95	$(7.69)
Direct operating expenses (4)	10.41	7.98	2.43

(1)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Three Months Ended
	June 30,
	2013	2012	Change
	(In thousands)
Realized hedging gain (loss), net	$18,329	$(22,809)	$41,138
Unrealized hedging gain, net	59,691	59,582	109
Total hedging gain, net	$78,020	$36,773	$41,247

(2)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

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

The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Three Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,001,482	$2,171,574	$(170,092)
Cost of products sold (exclusive of depreciation and amortization)	1,622,728	1,674,490	(51,762)
Depreciation and amortization	22,511	18,652	3,859
Gross profit	356,243	478,432	(122,189)
Plus depreciation and amortization	22,511	18,652	3,859
Refinery gross margin	$378,754	$497,084	$(118,330)
Refinery gross margin per refinery throughput barrel	$25.69	$34.58	$(8.89)
Gross profit per refinery throughput barrel	$24.17	$33.28	$(9.11)

(4)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Overview. The decrease in operating income, excluding commodity hedging activities, was primarily attributable to lower refining margins influenced by a weaker refining margin environment during the current quarter. During the quarter our margins saw the negative impact of the narrowing differential between WTI crude oil and Brent crude oil and the decline of the WTI Midland/Cushing discount at our El Paso refinery. While these commodity discounts were still positive for the majority of the quarter, the overall margin benefit was less in this quarter when compared to the prior year. We discuss these discounts further under Refinery Gross Margin below. Partially offsetting the overall decrease in operating income were lesser quarter over quarter direct operating expenses and turnaround expenses. The higher throughput volumes were the result of the expansion of our Gallup refinery that was completed in October 2012 and increased intermediate feedstock throughput volumes at our El Paso refinery partially offset by third-party pipeline supply issues during the quarter that reduced crude oil throughput at El Paso. These third-party pipeline supply issues were resolved during the quarter.
Refinery Gross Margin. Refinery gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Refinery gross margin decreased quarter over quarter due to decreases in our sales volumes and average selling price per barrel coupled with an increase in the average per barrel cost of crude oil and feedstocks. The increase in the cost of crude oil and feedstocks was partially offset by an increase in net realized and unrealized economic hedging gains. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging gains when forward spreads are valued beneath our fixed contract margins. We record hedging gains or losses in cost of product sold which directly impacts our refining gross margin. Our current quarter refining gross margin included greater net realized and unrealized commodity hedging gains compared to the second quarter of 2012.
Excluding the impact of hedging activities, refining margin per throughput barrel decreased consistent with the decrease in industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread fell to $23.61 in the second quarter of 2013 from $29.07 in the second quarter of 2012. We base all of our crude oil purchases on pricing tied to WTI, which in recent quarters has traded at a large discount to Brent crude oil. During the second quarter this differential declined to an average of $8.36 per barrel and, while it positively impacted our margins, the extent of benefit was less than in the same period in 2012. During 2012 and in the first quarter of 2013 our refining margins reflected the increased price differential between WTI Cushing crude oil and WTI Midland crude oil. During the second quarter of 2013 at our El Paso refinery this differential averaged only $0.08 per barrel compared to $4.55 for the second quarter of 2012.
In addition to supply side impacts, our refining margins were affected by the higher cost of RINs. The net cost of RINs was $8.3 million for the three months ended June 30, 2013 compared to $2.1 million for the three months ended June 30, 2012. Total refinery throughput increased by 0.4 million barrels quarter over quarter primarily due to increased intermediate feedstock runs subsequent to the turnaround of the north side units of our El Paso refinery during the first quarter of 2013 partially offset by reduced crude oil throughput at El Paso. Our refined product sales volume decreased to 16.8 million barrels during the second quarter of 2013 from 17.4 million barrels during the second quarter of 2012.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased quarter over quarter primarily due to lower property tax expense ($10.0 million) and environmental expenses ($1.9 million) associated with disposal of waste material at the Gallup refinery, partially offset by higher energy expenses ($3.2 million) due to an increase in cost for natural gas and employee expenses ($3.4 million). The decrease in property tax expense was the result of a revised property appraisal and resultant refund of property taxes paid for 2012.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased quarter over quarter primarily due to higher employee expenses ($0.7 million) related to higher incentive compensation.
Maintenance Turnaround Expense. During the three months ended June 30, 2013, we incurred turnaround expenses in preparation for a planned 2014 turnaround at the El Paso refinery. During the three months ended June 30, 2012, we incurred turnaround expenses in connection with the turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation at our Gallup refinery ($2.3 million) and El Paso refinery ($1.4 million) primarily resulting from additional assets capitalized during the third and fourth quarters of 2012 for Gallup and the first quarter of 2013 for El Paso.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	Six Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$3,777,568	$4,315,211	$(537,643)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	3,064,880	3,768,035	(703,155)
Direct operating expenses (exclusive of depreciation and amortization)	155,213	151,688	3,525
Selling, general, and administrative expenses	14,112	13,056	1,056
Gain on disposal of assets, net	—	(1,382)	1,382
Maintenance turnaround expense	43,203	2,312	40,891
Depreciation and amortization	42,765	37,351	5,414
Total operating costs and expenses	3,320,173	3,971,060	(650,887)
Operating income	$457,395	$344,151	$113,244
Key Operating Statistics
Total sales volume (bpd)	172,506	188,998	(16,492)
Total refinery production (bpd)	139,787	149,164	(9,377)
Total refinery throughput (bpd) (2)	142,288	151,396	(9,108)
Per barrel of throughput:
Refinery gross margin (1) (3)	$27.67	$19.86	$7.81
Refinery gross margin excluding hedging activities (1) (3)	25.83	26.98	(1.15)
Gross profit (1) (4)	26.01	18.50	7.51
Direct operating expenses (4)	6.03	5.51	0.52
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries (El Paso and Gallup)

	Six Months Ended
	June 30,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	75,794	77,450	(1,656)
Diesel and jet fuel	55,124	62,001	(6,877)
Residuum	4,981	5,409	(428)
Other	3,888	4,304	(416)
Total refinery production (bpd)	139,787	149,164	(9,377)
Refinery throughput (bpd):
Sweet crude oil	109,280	115,133	(5,853)
Sour crude oil	24,635	24,683	(48)
Other feedstocks and blendstocks	8,373	11,580	(3,207)
Total refinery throughput (bpd) (2)	142,288	151,396	(9,108)

El Paso Refinery

	Six Months Ended
	June 30,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	58,703	60,960	(2,257)
Diesel and jet fuel	48,162	54,871	(6,709)
Residuum	4,981	5,409	(428)
Other	3,127	3,383	(256)
Total refinery production (bpd)	114,973	124,623	(9,650)
Refinery throughput (bpd):
Sweet crude oil	85,577	92,846	(7,269)
Sour crude oil	24,635	24,683	(48)
Other feedstocks and blendstocks	6,683	8,747	(2,064)
Total refinery throughput (bpd) (2)	116,895	126,276	(9,381)
Total sales volume (bpd)	138,437	155,837	(17,400)
Per barrel of throughput:
Refinery gross margin (1) (3)	$25.76	$26.85	$(1.09)
Direct operating expenses (4)	4.47	4.23	0.24

Gallup Refinery

	Six Months Ended
	June 30,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	17,091	16,490	601
Diesel and jet fuel	6,962	7,130	(168)
Other	761	921	(160)
Total refinery production (bpd)	24,814	24,541	273
Refinery throughput (bpd):
Sweet crude oil	23,703	22,287	1,416
Other feedstocks and blendstocks	1,690	2,833	(1,143)
Total refinery throughput (bpd) (2)	25,393	25,120	273
Total sales volume (bpd)	34,069	33,129	940
Per barrel of throughput:
Refinery gross margin (1) (3)	$25.46	$26.89	$(1.43)
Direct operating expenses (4)	10.25	8.27	1.98

(1)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Six Months Ended
	June 30,
	2013	2012	Change
	(In thousands)
Realized hedging loss, net	$(10,489)	$(37,771)	$27,282
Unrealized hedging gain (loss), net	57,968	(158,407)	216,375
Total hedging gain (loss), net	$47,479	$(196,178)	$243,657

(2)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

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

The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Six Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$3,777,568	$4,315,211	$(537,643)
Cost of products sold (exclusive of depreciation and amortization)	3,064,880	3,768,035	(703,155)
Depreciation and amortization	42,765	37,351	5,414
Gross profit	669,923	509,825	160,098
Plus depreciation and amortization	42,765	37,351	5,414
Refinery gross margin	$712,688	$547,176	$165,512
Refinery gross margin per refinery throughput barrel	$27.67	$19.86	$7.81
Gross profit per refinery throughput barrel	$26.01	$18.50	$7.51

(4)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Overview. The increase in operating income was primarily attributable to an unrealized hedging gain of $58.0 million compared to an unrealized hedging loss of $158.4 million for the six months ended June 30, 2013 and 2012, respectively. Partially offsetting the overall increase in operating income were greater turnaround expenses and lower throughput volumes associated with the planned turnaround of the north side units of our El Paso refinery that was completed during the first quarter. The lower throughput volumes resulting from the planned north side shutdown reduced our overall refining margins.
Refinery Gross Margin. Refinery gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Refinery gross margin increased due to a gain from net realized and unrealized economic hedging activities versus a loss in the prior year. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin.

Excluding the impact of hedging activities, refining margin per throughput barrel decreased. We continue to realize the positive impact from the discount of WTI crude oil to Brent crude oil, and more recently the WTI Midland/Cushing discount at our El Paso Refinery, however, less so in this period when compared to the prior year. The Gulf Coast benchmark 3:2:1 crack spread decreased from $27.19 in the first six months of 2012 to $25.90 in the first six months of 2013. We base all of our crude oil purchases on pricing tied to WTI, and our margins were positively impacted by the discount of WTI crude oil to Brent crude oil. The WTI/Brent discount has been volatile over the past two years due in part to new and proposed crude oil pipeline capacity additions in the Permian Basin and at Cushing, Oklahoma. The amount of this discount fluctuates and is difficult to predict. During 2012 and the first six months of 2013, the refining margin reflected the increased price differential between WTI Cushing crude oil and WTI Midland crude oil. For our El Paso refinery, this differential averaged $1.67 per barrel for the first six months of 2013 compared to $4.06 for the first six months of 2012. Permian Basin crude oil production continues to increase, providing additional cost-advantaged crude oil for our El Paso refinery and contributes to the discount we receive on WTI Midland crude oil.
In addition to supply side impacts, our refining margins were affected by the higher cost of RINs and by lower throughputs. The net cost of RINs was $12.8 million for the six months ended June 30, 2013 compared to $3.3 million for the six months ended June 30, 2012. Total refinery throughput decreased by 1.8 million barrels primarily due to the scheduled turnaround of the north side units of our El Paso refinery during the first quarter of 2013. Also, our refined product sales volume decreased to 31.2 million barrels during the first six months of 2013 from 34.4 million barrels during the first six months of 2012.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased period over period primarily due to higher employee expenses ($7.6 million) associated with incentive compensation and increased wages associated with a scheduled maintenance turnaround of the north side units of our El Paso refinery, energy expenses ($3.5 million) due to cost increases in natural gas, outside support services ($1.4 million) associated with equipment rentals, contract inspection, and consulting services, and insurance expense ($1.3 million) due to increased cost of business interruption insurance and revised insurance rates, partially offset by lower property tax expense ($9.5 million) related to a revised property appraisal and resultant refund of property taxes paid for 2012.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased primarily due to greater employee expenses ($1.0 million) associated with higher headcount in refining management.
Gain on Disposal of Assets, Net. The net gain during 2012 was primarily the result of transactions relating to the sale of catalyst from our refineries ($1.7 million) partially offset by losses from the disposal of various assets at our Bloomfield terminal ($0.3 million).
Maintenance Turnaround Expense. During the first six months of 2013, we incurred turnaround expenses associated with a planned turnaround of the north side units of our El Paso refinery completed during the first quarter of 2013 as well as expenses associated with a planned 2014 turnaround of the south side units. During the first six months of 2012, we incurred turnaround expenses in connection with the planned turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation at our Gallup refinery ($4.1 million) and El Paso refinery ($1.6 million) primarily resulting from additional assets capitalized during the third and fourth quarters of 2012 in Gallup and the first quarter of 2013 in El Paso. This increase was partially offset by a decrease in the depreciation and amortization associated with refining logistics ($0.3 million).

Wholesale Segment
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	Three Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$1,242,331	$1,244,022	$(1,691)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,212,326	1,207,351	4,975
Direct operating expenses (exclusive of depreciation and amortization)	16,724	16,778	(54)
Selling, general, and administrative expenses	3,120	2,809	311
Depreciation and amortization	1,000	950	50
Total operating costs and expenses	1,233,170	1,227,888	5,282
Operating income	$9,161	$16,134	$(6,973)
Key Operating Data
Fuel gallons sold	402,696	386,146	16,550
Fuel gallons sold to retail (included in fuel gallons sold)	64,330	59,673	4,657
Average fuel sales price per gallon	$3.21	$3.35	$(0.14)
Average fuel cost per gallon	3.15	3.27	(0.12)
Fuel margin per gallon (1)	0.07	0.09	(0.02)

Lubricant gallons sold	3,053	2,862	191
Average lubricant sales price per gallon	$11.18	$11.24	$(0.06)
Average lubricant cost per gallon	9.87	10.09	(0.22)
Lubricant margin (2)	11.7%	10.2%	1.5%

Realized hedging loss	$—	$23,202	$(23,202)
Unrealized hedging loss	—	—	—

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Three Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$1,292,740	$1,293,362	$(622)
Excise taxes included in fuel sales	(93,533)	(89,830)	(3,703)
Lubricant sales	34,124	32,161	1,963
Other sales	9,000	8,329	671
Net sales	$1,242,331	$1,244,022	$(1,691)
Cost of Products Sold
Fuel cost of products sold	$1,270,271	$1,264,538	$5,733
Excise taxes included in fuel cost of products sold	(93,533)	(89,830)	(3,703)
Lubricant cost of products sold	30,118	28,881	1,237
Other cost of products sold	5,470	3,762	1,708
Cost of products sold	$1,212,326	$1,207,351	$4,975
Fuel margin per gallon (1)	$0.07	$0.09	$(0.02)

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

Overview. The decrease in operating income was primarily due to decreased fuel margins from our wholesale operations in the Northeast. On August 31, 2012, our wholesale segment entered into a supply and marketing agreement with a third party covering activities related to refined product supply, hedging, and sales in the Mid-Atlantic region. Under the agreement we will receive one-half of the amount our refined product sales exceed the supplier's cost of acquiring, transporting, and hedging the refined products and we will pay one-half the amount our refined product sales do not exceed the refined product costs, with an annual limit of $2.0 million.
Wholesale Gross Margin. We analyze gross margin as a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Wholesale gross margin decreased by $6.7 million primarily due to lower fuel margins from our wholesale operations in the Northeast region. This fuel margin decrease was partially offset by higher fuel sales volumes in the Southwest and Northeast regions. Additionally, we no longer hedge wholesale product internally in the Northeast region following the transfer of our Northeast inventories under our third party supply and marketing agreement. Prior to the agreement, we entered into hedge contracts to protect our refined product inventory values and recorded gains and losses on these hedge contracts within cost of products sold.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses remained relatively unchanged quarter over quarter.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased quarter over quarter due to an increase in employee expenses caused by an increase in compensation rates ($0.2 million) and corresponding benefit expenses ($0.1 million).
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged quarter over quarter.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	Six Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$2,376,048	$2,436,086	$(60,038)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,317,350	2,373,882	(56,532)
Direct operating expenses (exclusive of depreciation and amortization)	32,788	35,100	(2,312)
Selling, general, and administrative expenses	6,025	5,124	901
Gain on disposal of assets, net	—	(509)	509
Depreciation and amortization	1,965	1,904	61
Total operating costs and expenses	2,358,128	2,415,501	(57,373)
Operating income	$17,920	$20,585	$(2,665)
Key Operating Data
Fuel gallons sold	758,329	753,374	4,955
Fuel gallons sold to retail (included in fuel gallons sold)	125,758	116,377	9,381
Average fuel sales price per gallon	$3.26	$3.36	$(0.10)
Average fuel cost per gallon	3.20	3.30	(0.10)
Fuel margin per gallon (1)	0.07	0.07	—

Lubricant gallons sold	5,953	5,716	237
Average lubricant sales price per gallon	$11.09	$11.18	$(0.09)
Average lubricant cost per gallon	9.89	10.06	(0.17)
Lubricant margin (2)	10.8%	10.0%	0.8%

Realized hedging loss	$—	$2,405	$(2,405)
Unrealized hedging loss	—	—	—

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Six Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$2,468,777	$2,531,752	$(62,975)
Excise taxes included in fuel sales	(176,770)	(177,073)	303
Lubricant sales	66,017	63,887	2,130
Other sales	18,024	17,520	504
Net sales	$2,376,048	$2,436,086	$(60,038)
Cost of Products Sold
Fuel cost of products sold	$2,423,628	$2,485,233	$(61,605)
Excise taxes included in fuel cost of products sold	(176,770)	(177,073)	303
Lubricant cost of products sold	58,861	57,480	1,381
Other cost of products sold	11,631	8,242	3,389
Cost of products sold	$2,317,350	$2,373,882	$(56,532)
Fuel margin per gallon (1)	$0.07	$0.07	$—

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

Overview. The decrease in operating income was primarily due to decreased fuel margins and fuel sales volume from our wholesale operations in the Northeast. On August 31, 2012, our wholesale segment entered into a supply and marketing agreement with a third party covering activities related to refined product supply, hedging, and sales in the Mid-Atlantic region. Under the agreement we will receive one-half of the amount our refined product sales exceed the supplier's cost of acquiring, transporting, and hedging the refined products and we will pay one-half the amount our refined product sales do not exceed the refined product costs, with an annual limit of $2.0 million.
Wholesale Gross Margin. We analyze gross margin as a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Wholesale gross margin decreased by $3.5 million primarily due to lower fuel margins and fuel sales volumes from our wholesale operations in the Northeast region. This decrease was partially offset by higher fuel sales volumes in the Southwest region. Additionally, we no longer hedge wholesale product internally in the Northeast region following the transfer of our Northeast inventories under our third party supply and marketing agreement. Prior to the agreement, we entered into hedge contracts to protect our refined product inventory values and recorded gains and losses on these hedge contracts within cost of products sold.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased due to lower terminalling fees for our Northeast region operations ($4.8 million) partially offset by increased employee expense ($1.3 million), environmental remediation expense ($0.5 million), maintenance expense ($0.4 million), and insurance expense ($0.3 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased due to an increase in employee expenses caused by an increase in compensation rates ($0.7 million) and corresponding benefit expenses ($0.2 million).
Gain on Disposal of Assets, Net. Gain on disposal of assets for the six months ended June 30, 2012 was related primarily to gains on lease buy-outs and subsequent sale of 17 fuel tanker trucks with no corresponding activity in the current period.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

Retail Segment
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	Three Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$316,920	$310,426	$6,494
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	279,514	272,755	6,759
Direct operating expenses (exclusive of depreciation and amortization)	26,885	25,197	1,688
Selling, general, and administrative expenses	1,964	1,969	(5)
Depreciation and amortization	2,685	2,605	80
Total operating costs and expenses	311,048	302,526	8,522
Operating income	$5,872	$7,900	$(2,028)
Key Operating Data
Fuel gallons sold	76,669	70,953	5,716
Average fuel sales price per gallon	$3.51	$3.74	$(0.23)
Average fuel cost per gallon	3.31	3.51	(0.20)
Fuel margin per gallon (1)	0.20	0.23	(0.03)

Merchandise sales	$66,126	$62,947	$3,179
Merchandise margin (2)	28.9%	30.3%	(1.4)%
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Three Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$269,094	$265,672	$3,422
Excise taxes included in fuel sales	(29,789)	(27,014)	(2,775)
Merchandise sales	66,126	62,947	3,179
Other sales	11,489	8,821	2,668
Net sales	$316,920	$310,426	$6,494
Cost of Products Sold
Fuel cost of products sold	$253,417	$249,181	$4,236
Excise taxes included in fuel cost of products sold	(29,789)	(27,014)	(2,775)
Merchandise cost of products sold	47,046	43,851	3,195
Other cost of products sold	8,840	6,737	2,103
Cost of products sold	$279,514	$272,755	$6,759
Fuel margin per gallon (1)	$0.20	$0.23	$(0.03)

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

Overview. During 2012, we added 13 stores to our retail network primarily in the second quarter. Our results of operations for the second quarter of 2013 reflect the activity generated by these additional stores. As such, we have segregated the same store activity from the new retail outlets within the following analysis of the results of operations. The decrease in operating income was primarily due to decreased same store operating margins partially offset by higher fuel sales volumes. The effect of the new retail outlets added during the second quarter of 2012 was an increase of operating income by $0.4 million.
Retail Gross Margin. Retail gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The decrease in retail gross margin quarter over quarter was primarily the result of an industry wide narrowing of per gallon fuel margins partially offset by increased merchandise sales. The effect of the new retail outlets added during the second quarter 2012 was an increase of retail gross margin of $1.3 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses quarter over quarter was primarily due to $0.8 million of current quarter to date expenses generated by retail outlets added during the second quarter 2012. The addition of the new outlets resulted in increased employee expense ($0.5 million), credit card processing fees ($0.2 million), lease expense ($0.2 million), and utilities ($0.1 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses remained relatively unchanged quarter over quarter.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged quarter over quarter. The majority of retail outlets added during 2012 were through operating leases and are therefore not depreciated.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	Six Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$602,473	$586,339	$16,134
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	536,528	520,007	16,521
Direct operating expenses (exclusive of depreciation and amortization)	52,939	48,923	4,016
Selling, general, and administrative expenses	3,931	3,909	22
Depreciation and amortization	5,357	5,122	235
Total operating costs and expenses	598,755	577,961	20,794
Operating income	$3,718	$8,378	$(4,660)
Key Operating Data
Fuel gallons sold	149,551	138,525	11,026
Average fuel sales price per gallon	$3.44	$3.62	$(0.18)
Average fuel cost per gallon	3.27	3.42	(0.15)
Fuel margin per gallon (1)	0.17	0.20	(0.03)

Merchandise sales	$123,952	$119,486	$4,466
Merchandise margin (2)	28.6%	29.4%	(0.8)%
Operating retail outlets at period end	222	222	—

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Six Months Ended
	June 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$515,192	$501,277	13,915
Excise taxes included in fuel sales	(58,412)	(53,503)	(4,909)
Merchandise sales	123,952	119,486	4,466
Other sales	21,741	19,079	2,662
Net sales	$602,473	$586,339	$16,134
Cost of Products Sold
Fuel cost of products sold	$489,542	$474,229	$15,313
Excise taxes included in fuel cost of products sold	(58,412)	(53,503)	(4,909)
Merchandise cost of products sold	88,503	84,335	4,168
Other cost of products sold	16,895	14,946	1,949
Cost of products sold	$536,528	$520,007	$16,521
Fuel margin per gallon (1)	$0.17	$0.20	$(0.03)

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

Overview. During 2012, we added 13 stores to our retail network primarily in the second quarter. Our results of operations for the first six months of 2013 reflect the activity generated by these additional stores for the full six months as opposed to only a partial period in 2012. As such, we have segregated the same store activity from the new retail outlets within the following analysis of the results of operations. The decrease in operating income was primarily due to decreased same store operating margins partially offset by higher fuel sales volumes. The effect of the new retail outlets added during the first six months of 2012 was an increase of operating income by $0.2 million.
Retail Gross Margin. Retail gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The decrease in retail gross margin was primarily the result of an industry wide narrowing of per gallon fuel margins coupled with decreased same store merchandise sales. The effect of the new retail outlets added during the second quarter 2012 was an increase of retail gross margin of $2.7 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to $2.3 million of current year to date expenses generated by retail outlets added during the second quarter 2012. The addition of the new outlets resulted in increased employee expense ($1.1 million), credit card processing fees ($0.4 million), maintenance expense ($0.1 million), lease expense ($0.5 million), and utilities ($0.3 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses remained relatively unchanged.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged. The majority of retail outlets added during 2012 were through operating leases and are therefore not depreciated.

Outlook
Our refining margins excluding net realized and net non-cash unrealized gain or loss on hedging activities were weaker in the second quarter of 2013 compared to the second quarter of 2012. The Gulf Coast benchmark 3:2:1 crack spread declined from an average of $29.07 to an average of $23.61 for the three months ended June 30, 2012 compared to the same period for 2013. We base all of our crude oil purchases on pricing tied to WTI, and during the second quarter of 2013 the discount of WTI crude oil to Brent crude oil declined to an average of $8.36 for the quarter compared to $15.09 for the second quarter of 2012. However, the WTI/Brent discount has been volatile recently due to new and proposed crude oil pipeline capacity additions in the Permian Basin and in Cushing, Oklahoma. Despite the continued narrowing of the WTI/Brent discount in the third quarter of 2013 the Gulf Coast benchmark 3:2:1 crack spread for July 2013 was relatively strong at $19.68 through July 26. During the second quarter of 2013, we completed the first two phases of our Delaware Basin logistics system that includes truck offloading, storage, and pipeline assets. The addition of these assets will increase our capacity to deliver cost advantaged crude oil from the Delaware Basin to our El Paso refinery.
Beginning in the first quarter of 2013 and continuing into the second quarter, we experienced significant volatility in the pricing of ethanol RIN's as refiners essentially achieved full utilization of ethanol in gasoline blends. We expect this volatility to continue as the industry strives to meet Renewable Fuel Standards obligations.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and borrowings under our Revolving Credit Agreement. We ended the quarter with $372.3 million of cash and cash equivalents and $691.4 million in gross availability under our Revolving Credit Agreement reduced by $252.7 million in outstanding letters of credit. As of June 30, 2013, we had no direct borrowings under the Revolving Credit Agreement. We continually evaluate the bank and capital markets for opportunities to further improve our capital structure and deliver additional value to our shareholders.
Our board of directors have authorized two separate share repurchase programs of up to $200 million under each program(the "July 2012 Program" and the "April 2013 Program"). Through June 30, 2013, we have utilized the entire $200 million authorized under the July 2012 Program and $110.7 million under the April 2013 Program. The total share repurchase amount during the first six months of 2013 between the July 2012 Program and the April 2013 Program was 7,213,383 shares at a cost of $228.5 million. Under both programs through June 30, 2013, we have repurchased 10,537,518 shares at a cost of $310.7 million. From June 30, 2013 to July 26, 2013, we purchased an additional 199,340 shares at a cost of $5.3 million. As of July 26, 2013, we had $84.0 million remaining in authorized expenditures under the April 2013 Program.

Share repurchases may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise and are subject to market conditions, as well as corporate, regulatory, and other considerations. The share repurchase program may be discontinued at any time by our board of directors.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2013	2012	Change
	(In thousands)
Net cash provided by operating activities	$259,324	$348,857	$(89,533)
Net cash provided by (used in) investing activities	(101,420)	161,249	(262,669)
Net cash used in financing activities	(239,536)	(334,838)	95,302
Net increase (decrease) in cash and cash equivalents	$(81,632)	$175,268	$(256,900)
The decrease in net cash from operating activities period over period was primarily the result of the following net changes between years:
•Net unrealized commodity hedging activity ($216.4 million decrease);
•Prepaid expenses ($69.3 million decrease);

•Accounts receivable ($2.6 million decrease);
•Accounts payable and accrued liabilities ($40.2 million decrease);
•Deferred income taxes ($81.0 million increase);
•Net income ($48.0 million increase);
•Inventories ($42.2 million increase);
•Loss on extinguishment of debt ($39.1 million increase); and
•Other assets ($22.5 million increase).
The changes in components making up net income and results of our commodity hedging activity occurred for reasons discussed above. The decrease from prepaid expenses was primarily due to the timing of prepayments for crude oil to certain of our suppliers. The changes in deferred income taxes resulted primarily from the change in our net unrealized hedging activity between periods. The change in accounts payable and accrued liabilities was a matter of timing primarily driven by accruals related to the planned El Paso refinery turnaround during the first quarter of 2013.
Cash flows used in operating activities for the six months ended June 30, 2013 combined with $350.0 million from the issuance of long-term debt were primarily used for the following:
•Payments on long-term debt ($325.2 million);
•Purchase of treasury stock ($198.8 million);
•Fund capital expenditures ($101.9 million);
•Debt retirement fees ($24.4 million); and
•Payment of cash dividends ($20.5 million).
Future Capital Expenditures
Our 2013 budget included approximately $205.8 million (excluding capitalized interest) in capital expenditures for the year. The total estimate includes $49.5 million for sustaining capital, $122.4 million for discretionary capital, and $33.9 million for regulatory spending. Our discretionary projects include crude oil logistic projects, such as a gathering and storage project in the Permian Basin of southeast New Mexico that we completed in the second quarter of 2013 and preliminary work on a potential crude unit expansion at our El Paso refinery estimated to be completed in 2016.
Indebtedness
Our capital structure at June 30, 2013 and 2012 was as follows:

	June 30, 2013	June 30, 2012
	(In thousands)
Debt, including current maturities:
6.25% Senior Unsecured Notes, due 2021	$350,000	$—
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $20,541 for 2012	—	304,459
5.75% Convertible Senior Unsecured Notes, due 2014, net of conversion feature of $14,980 and $28,767 for 2013 and 2012, respectively	200,414	186,683
5.50% promissory note, due 2015	418	656
Revolving Credit Agreement	—	—
Long-term debt	550,832	491,798
Shareholders’ equity	904,373	1,005,125
Total capitalization	$1,455,205	$1,496,923
11.25% Senior Secured Notes
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
The Offer to Purchase expired on April 5, 2013 and an additional $2.5 million of the 2017 Notes were validly tendered and not validly withdrawn, resulting in a total amount of $151.3 million of 2017 Notes that were validly tendered and not validly withdrawn. As a result of the Offer to Purchase, we recorded a loss on extinguishment of debt of $22.0 million including a write-off of $1.9 million of unamortized loan fees during the first quarter of 2013.
On April 24, 2013, we redeemed the then Outstanding 2017 Notes at 100.0% of the principal amount of such Outstanding 2017 Notes, plus the Fixed Rate Notes Applicable Premium (as such term is defined in the indenture governing the 2017 Notes) as of the Redemption Date plus accrued and unpaid interest from December 15, 2012 to, but excluding, the Redemption Date. This redemption resulted in a loss on extinguishment of debt of $24.7 million including a write-off of $2.3 million of unamortized loan fees that has been included in the second quarter of 2013 results of operations.
6.25% Senior Unsecured Notes
Separately on March 25, 2013, we entered into an indenture (the "2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the “2021 Notes”). The 2021 Notes are guaranteed on a senior unsecured basis by each of our wholly-owned domestic restricted subsidiaries that guarantee any of our indebtedness under our (a) Revolving Credit Agreement or (b) any other Credit Facilities (as each such term is defined in the 2021 Indenture), or any capital markets debt, in the case of clause (b), in a principal amount of at least $150.0 million. The 2021 Notes and the guarantees are our and each Guarantor's general obligations and will rank equally and ratably with all of our existing and future senior indebtedness and senior to our and the Guarantors’ subordinated indebtedness. The 2021 Notes will be effectively subordinated in right of payment to all secured indebtedness (including secured indebtedness under the Revolving Credit Agreement) to the extent of the value of the collateral securing such indebtedness. We will pay interest on the 2021 Notes semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on October 1, 2013. The 2021 Notes will mature on April 1, 2021. We used the proceeds from the offering primarily to redeem the 2017 Notes. We incurred transaction and other financing fees of $7.5 million related to the issuance of the 2021 Notes.
The 2021 Indenture contains covenants that limit our ability to, among other things: pay dividends or make other distributions in respect of our capital stock or make other restricted payments; make certain investments; sell certain assets; incur additional debt or issue certain preferred shares; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; restrict dividends or other payments from restricted subsidiaries; and enter into certain transactions with our affiliates. The 2021 Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding 2021 Notes to be due and payable immediately.
In connection with the sale of the 2021 Notes, we entered into a registration rights agreement, dated March 25, 2013 (the “Registration Rights Agreement”), with the initial purchasers. Under the Registration Rights Agreement, we agreed to register notes having substantially identical terms as the 2021 Notes with the U.S. Securities and Exchange Commission as part of an offer to exchange freely tradable exchange notes for the 2021 Notes. We filed a related Form S-4 on June 14, 2013. On July 27, 2013, we exchanged all of the previously issued 2021 notes for new notes due 2021 that are registered under the U.S. Securities Act.
5.25% Convertible Senior Unsecured Notes
The Convertible Senior Unsecured Notes (the "2014 Notes") are presently convertible at the option of the holder. The conversion rate as of June 30, 2013 was 103.1929 for each $1,000 of principal amount of the 2014 Notes. The 2014 Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds 130% of the applicable conversion price in effect for the 2014 Notes on the last trading day of the immediately preceding calendar quarter for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any 2014 Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash, or a combination thereof. We intend to fund the retirement of the 2014 Notes in June of 2014 through a combination of cash generated from operations, existing cash balances, and the delivery of shares of our common stock.
During the second quarter of 2013, $0.1 million in 2014 Notes at par value were presented for conversion. These conversions were settled in cash and resulted in a loss on extinguishment of debt of $4.5 thousand.

As of June 30, 2013, the if-converted value of the 2014 Notes exceeded its principal amount by $408.5 million.
Term Loan
In addition to our scheduled Term Loan Credit Agreement ("Term Loan") payment of $0.8 million made during the first quarter of 2012, we made non-mandatory prepayments of $30.0 million and $291.8 million during the first and second quarters of 2012, respectively. As a result of the retirement of our Term Loan in the second quarter of 2012, we recorded a loss on extinguishment of debt of $7.7 million.
Revolving Credit Agreement
On April 11, 2013, we entered into the Second Amended and Restated Revolving Credit Agreement. Lenders under the Revolving Credit Agreement extended $900.0 million in commitments that mature on April 11, 2018, and incorporate a borrowing base tied to eligible accounts receivable and inventory. The Revolving Credit Agreement also provides for letters of credit and swing line loans and provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum subject to adjustment based upon the average utilization ratio and letter of credit fees ranging from 1.75% to 2.25% per annum, payable quarterly, subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 0.75% to 1.25% or LIBOR loans plus a margin ranging from 1.75% to 2.25% subject to adjustment based upon the average excess availability under the Revolving Credit Agreement. Prior to April 11, 2013, the Revolving Credit Agreement included commitments of $1.0 billion maturing on September 22, 2016. Interest rates ranged from 2.50% to 3.25% over LIBOR. Our subsidiaries guarantee the Revolving Credit Agreement on a joint and several basis. The Revolving Credit Agreement is secured by our cash and cash equivalents, accounts receivable, and inventory. We paid $4.5 million in amendment and other financing fees related to the Revolving Credit Agreement that are being amortized over the term of the Revolving Credit Agreement.
The Revolving Credit Agreement contains certain covenants, including but not limited to limitations on debt, investments, and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances. If an event of default under the Revolving Credit Agreement occurs and is continuing, the Administrative Agent at the request of lenders holding a specified percentage of commitments, shall, or with such lenders' consent, may terminate the obligations of the lenders to make loans and the obligations of the issuing banks to issue letters of credit, declare the obligations outstanding under the Revolving Credit Agreement to be immediately due and payable, and/or exercise legal and contractual rights and remedies.
As of June 30, 2013, we had no direct borrowings under the Revolving Credit Agreement, with gross availability of $691.4 million, of which $252.7 million was used for outstanding letters of credit.
Contractual Obligations and Commercial Commitments
On March 25, 2013, we entered into an indenture for the issuance of $350.0 million of 6.25% Senior Unsecured Notes due 2021. We used the proceeds from the 2021 Notes to fully retire our 2017 Notes. The issuance and retirement of the respective debt instruments resulted in additional debt service obligations of $39.1 million through 2021.
We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2012 in our 2012 Form 10-K under Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments.

Dividends
On January 4, 2013, we declared a first quarter 2013 cash dividend of $0.12 per share on our common stock. We paid the aggregate dividend of $10.5 million on February 13, 2013 to stockholders of record as of January 19, 2013. On April 8, 2013, we declared a second quarter 2013 cash dividend of $0.12 per share on our common stock. We paid the aggregate dividend of $10.0 million on May 8, 2013 to stockholders of record at the close of business on April 23, 2013. On July 17, 2013, we declared a third quarter 2013 cash dividend of $0.18 per share on our common stock. We are scheduled to pay the aggregate dividend of $14.5 million on August 15, 2013 to stockholders of record at the close of business on July 31, 2013. We anticipate paying future quarterly dividends, subject to the Board of Directors' approval and compliance with our outstanding financing agreements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Commodity price fluctuation is our primary source of market risk.
Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices that depend on many factors, including demand for crude oil, gasoline and other refined products; changes in the economy; worldwide and domestic production levels; worldwide inventory levels; and governmental regulatory initiatives. Our risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations or to fix sales margins on future gasoline and distillate production.
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
At June 30, 2013, we held approximately 5.0 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $57.50 per barrel. At June 30, 2013, the excess of the current cost of our crude oil, refined products, and other feedstocks and blendstocks inventories over aggregated LIFO costs was $207.5 million.
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
The following tables summarize our economic hedging activity for the three and six months ended June 30, 2013 and 2012 and open commodity hedging positions as of June 30, 2013 and December 31, 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Economic hedging activities recognized within cost of products sold
Realized hedging gain (loss), net	$18,329	$393	$(10,489)	$(35,366)
Unrealized hedging gain (loss), net	59,691	59,582	57,968	(158,407)
Total hedging gain (loss), net	$78,020	$59,975	$47,479	$(193,773)

	June 30, 2013	December 31, 2012
	(In thousands)
Open commodity hedging instruments (bbls)
Crude futures	993	(588)
Refined product price and crack spread swaps	(23,327)	(26,683)
Total open commodity hedging instruments	(22,334)	(27,271)

Fair value of outstanding contracts, net
Other current assets	$26,295	$3,918
Other assets	—	228
Accrued liabilities	—	(35,901)
Other long-term liabilities	(15,887)	(15,804)
Fair value of outstanding contracts - unrealized gain (loss), net	$10,408	$(47,559)
During the three and six months ended June 30, 2013 and 2012, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2012, our board of directors authorized a share repurchase program of up to $200 million (the "July 2012 Program"). Under the July 2012 Program, we completed, through April 5, 2013, the purchase of 6,786,365 shares of our common stock at a cost of $200.0 million. During April 2013, we completed the purchase of 1,390,348 shares of our common stock at a cost of $45.0 million under the July 2012 Program. On April 8, 2013, our board of directors authorized another $200 million share repurchase program (the "April 2013 Program") and, through July 26, 2013, we completed the purchase of 3,950,493 shares of our common stock at a cost of $116.0 million. The total share repurchase amount during the first six months of 2013 between the July 2012 Program and the April 2013 Program of 7,213,383 shares at a cost of $228.5 million. Share repurchases may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise and are subject to market conditions, as well as corporate, regulatory, and other considerations. The share repurchase programs may be discontinued at any time by our board of directors.

The following table presents shares repurchased, by month, during the second quarter of 2013.

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value that may yet be purchased under the program (In thousands)
April 1 - April 30	2,855,660	$31.15	2,855,660	$155,955
May 1 - May 31	1,006,708	30.21	1,006,708	125,526
June 1 - June 30	1,279,133	28.33	1,279,133	89,260
	5,141,501	30.26	5,141,501
(1) Average price per share excludes commissions.

As of July 26, 2013, we have repurchased an additional 199,340 shares at a cost of $5.3 million.
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
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	August 2, 2013
Gary R. Dalke	(Principal Financial Officer)