Form 10-Q
period 2013-09-30
Western Refining, Inc.
filed 2013-11-04
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2013, there were 79,729,404 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q, and in particular under the sections entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, future operations, our expectations for margins and crack spreads, the discount between West Texas Intermediate ("WTI") crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, additions to pipeline capacity in the Permian Basin and at Cushing, Oklahoma, a crude oil expansion project in El Paso, expected share repurchases, volatility in pricing of Renewal Identification Numbers ("RINs"), taxes, capital expenditures, liquidity and capital resources, our evaluation of the bank and capital markets for opportunities to deliver additional value to our shareholders, our working capital requirements, our planned share repurchases, and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements, and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future,” and similar terms and phrases to identify forward-looking statements in this report.
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
Actual events, results, and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in crack spreads;

•	changes in the spread between WTI crude oil and West Texas Sour crude oil also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil and between WTI Cushing crude oil and WTI Midland crude oil;

•	effects of, and exposure to risks related to, our commodity hedging strategies and transactions;

•	availability and costs of renewable fuels for blending and RINs to meet Renewable Fuel Standards ("RFS") obligations;

•	availability, costs, and price volatility of crude oil, other refinery feedstocks, and refined products;

•	construction of new, or expansion of existing product or crude pipelines, including in the Permian Basin and at Cushing, Oklahoma;

•	changes in the underlying demand for our refined products;

•	instability and volatility in the financial markets, including as a result of potential disruptions caused by economic uncertainties in Europe;

•	a potential economic recession in the United States and/or abroad;

•	adverse changes in the credit ratings assigned to our debt instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems on our operations;

•	disruptions due to equipment interruption, pipeline disruptions, or failure at our or third-party facilities;

i

•	execution of planned capital projects, cost overruns relating to those projects, and failure to realize the expected benefits from those projects;

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

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$371,141	$453,967
Accounts receivable, trade, net of a reserve for doubtful accounts of $834 and $1,166 for 2013 and 2012, respectively	384,507	273,087
Inventories	266,389	409,970
Prepaid expenses	161,188	74,041
Other current assets	99,275	81,338
Total current assets	1,282,500	1,292,403
Property, plant, and equipment, net	1,181,785	1,112,484
Intangible assets, net	40,562	41,624
Other assets, net	44,231	33,896
Total assets	$2,549,078	$2,480,407
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$540,766	$439,168
Accrued liabilities	120,289	266,106
Deferred income tax liability, net	45,717	27,710
Current portion of long-term debt	204,336	206
Total current liabilities	911,108	733,190
Long-term liabilities:
Long-term debt, less current portion	350,151	499,657
Deferred income tax liability, net	328,173	282,339
Other liabilities	42,576	56,151
Total long-term liabilities	720,900	838,147
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 91,821,353 and 90,960,640 shares issued, respectively	918	910
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	624,642	612,339
Retained earnings	649,081	400,708
Accumulated other comprehensive loss, net of tax	(1,017)	(1,174)
Treasury stock, 12,102,169 and 4,022,141 shares, respectively at cost	(356,554)	(103,713)
Total shareholders’ equity	917,070	909,070
Total liabilities and shareholders’ equity	$2,549,078	$2,480,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$2,447,610	$2,446,317	$7,063,789	$7,254,877
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,177,623	2,207,424	5,961,690	6,343,610
Direct operating expenses (exclusive of depreciation and amortization)	123,474	127,884	359,195	360,257
Selling, general, and administrative expenses	28,777	26,986	84,779	80,083
Gain on disposal of assets, net	(7,024)	—	(7,024)	(1,891)
Maintenance turnaround expense	2,895	31,065	46,098	33,377
Depreciation and amortization	27,735	23,577	79,210	69,108
Total operating costs and expenses	2,353,480	2,416,936	6,523,948	6,884,544
Operating income	94,130	29,381	539,841	370,333
Other income (expense):
Interest income	155	165	541	560
Interest expense and other financing costs	(13,432)	(18,000)	(46,101)	(63,930)
Amortization of loan fees	(1,523)	(1,641)	(4,642)	(5,219)
Loss on extinguishment of debt	(6)	—	(46,772)	(7,654)
Other, net	94	(646)	392	637
Income before income taxes	79,418	9,259	443,259	294,727
Provision for income taxes	(29,074)	(2,961)	(159,937)	(103,429)
Net income	$50,344	$6,298	$283,322	$191,298

Net earnings per share:
Basic	$0.63	$0.07	$3.40	$2.11
Diluted	0.53	0.07	2.80	1.84
Weighted average common shares outstanding:
Basic	80,254	90,134	83,100	89,835
Diluted	102,720	90,134	105,602	110,412

Cash dividends declared per common share	$0.18	$0.08	$0.42	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$50,344	$6,298	$283,322	$191,298
Other comprehensive income before tax:
Defined benefit plans:
Pension plan termination adjustment	—	—	217	—
Reclassification of loss to income	11	18	36	53
Other comprehensive income before tax	11	18	253	53
Income tax	(4)	(7)	(96)	(20)
Other comprehensive income, net of tax	7	11	157	33
Comprehensive income	$50,351	$6,309	$283,479	$191,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$283,322	$191,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,210	69,108
Changes in fair value - commodity hedging instruments	(83,713)	311,191
Reserve for doubtful accounts	84	16
Amortization of loan fees and original issue discount	16,318	17,163
Loss on extinguishment of debt	46,772	7,654
Stock-based compensation expense	4,305	6,127
Deferred income taxes	63,841	(109,023)
Excess tax benefit from stock-based compensation	(8,288)	4,191
(Gain) loss on disposal of assets, net	(7,024)	308
Changes in operating assets and liabilities:
Accounts receivable	(111,504)	(148,052)
Inventories	143,581	103,947
Prepaid expenses	(87,147)	62,630
Other assets	13,146	(54,377)
Accounts payable and accrued liabilities	(3,678)	132,233
Other long-term liabilities	188	1,883
Net cash provided by operating activities	349,413	596,297
Cash flows from investing activities:
Capital expenditures	(147,789)	(130,723)
Proceeds from the sale of assets	7,467	292
Decrease in restricted cash	—	220,355
Net cash provided by (used in) investing activities	(140,322)	89,924
Cash flows from financing activities:
Additions to long-term debt	350,000	—
Payments on long-term debt	(325,292)	(322,858)
Debt retirement fees	(24,396)	(1,415)
Deferred financing costs	(12,445)	—
Purchase of treasury stock	(252,841)	(4,202)
Dividends paid	(34,949)	(14,540)
Convertible debt redemption	(282)	—
Excess tax benefit from stock-based compensation	8,288	(4,191)
Net cash used in financing activities	(291,917)	(347,206)
Net increase (decrease) in cash and cash equivalents	(82,826)	339,015
Cash and cash equivalents at beginning of period	453,967	170,829
Cash and cash equivalents at end of period	$371,141	$509,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization
“Western,” “we,” “us,” “our,” and the "Company" are used to refer to Western Refining, Inc. and, unless the context otherwise requires, our subsidiaries.
We are an independent crude oil refiner and marketer of refined products and also operate retail convenience stores that sell various grades of gasoline, diesel fuel, and convenience store merchandise. We own and operate two refineries: one in El Paso, Texas and one near Gallup in the Four Corners region of northern New Mexico. Primarily, we operate in Arizona, Colorado, the Mid-Atlantic region, New Mexico, and west Texas. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Bloomfield and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of September 30, 2013, we also operated 221 retail convenience stores in Arizona, Colorado, New Mexico, and Texas; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Georgia, Maryland, Nevada, New Mexico, Texas, and Virginia.
Our operations include three business segments: the refining group, the wholesale group, and the retail group. See Note 3, Segment Information for further discussion of our business segments.
2. Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.
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
3. Segment Information
Our operations are organized into three reportable segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes, and our types of customers. These segments are the refining group, the wholesale group, and the retail group. A description of each segment and the principal products follows:
Refining Group. Our refining group currently operates two refineries: one in El Paso, Texas (the “El Paso refinery”) and one near Gallup, New Mexico (the “Gallup refinery”). The refining group also operates a crude oil transportation and pipeline gathering system in New Mexico, an asphalt plant in El Paso, two stand-alone refined product distribution terminals, and four asphalt terminals. Our refineries make various grades of gasoline, diesel fuel, and other products from crude oil, other feedstocks, and blending components. We purchase crude oil, other feedstocks, and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products through our wholesale group, our retail convenience stores, other independent wholesalers and retailers, commercial accounts, and sales and exchanges with major oil companies. Net sales for the three and nine months ended September 30, 2013, includes $15.3 million and $22.2 million, respectively, in business interruption recoveries related to processing outages that occurred during the first and fourth quarters of 2011 at the El Paso refinery. For the three and nine months ended September 30, 2012, we received $4.0 million in business interruption recoveries related to the 2011 first quarter processing outage at our El Paso refinery. Refining segment operating income for the three and nine months ended September 30, 2013 includes a gain of $7.0 million related to the disposal of refining assets that were fully impaired during 2011.
On October 16, 2013, our subsidiary, Western Refining Logistics, LP ("WNRL"), closed its initial public offering of 15,812,500 common units representing limited partner interests at a price of $22.00 per unit that included a 2,062,500 unit over-allotment option exercised by the underwriters. Proceeds to WNRL from the sale of the units were $325.3 million after deducting the underwriting discount and structuring fees. We own a 65.3% interest in WNRL, including the general partner interest. The initial public offering represented the sale by us of a 34.7% interest in WNRL. WNRL distributed $244.9 million of the proceeds to wholly-owned Western subsidiaries. Western formed WNRL to own, operate, develop and acquire crude oil and refined products logistics assets. The initial assets of WNRL consist of pipeline and gathering assets and terminalling, transportation, and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 7.9 million barrels of active storage capacity, as well as other assets. Most of WNRL's assets are integral to the operations of Western’s refineries located in El Paso, Texas, and near Gallup, New Mexico.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We will consolidate WNRL for financial reporting purposes beginning in the fourth quarter of 2013 and anticipate inclusion of WNRL activities as a reportable segment separate from the refining group. Through September 30, 2013, we made no changes in the manner in which we evaluate the performance of our refining group.
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
Retail Group. Our retail convenience stores sell various grades of gasoline, diesel fuel, general merchandise, and beverage and food products to the general public. Our wholesale group supplies the majority of gasoline and diesel fuel that our retail group sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At September 30, 2013, the retail group operated 221 service stations and convenience stores or kiosks located in Arizona, Colorado, New Mexico, and Texas compared to 222 service stations and convenience stores or kiosks at September 30, 2012.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2013 and 2012 are presented below:

	For the Three Months Ended September 30, 2013
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,112,060	$1,019,386	$316,164	$—	$2,447,610
Intersegment sales (1)	884,582	222,979	5,546	—

Operating income (loss) (2)	$100,209	$6,273	$5,492	$(17,844)	$94,130
Other income (expense), net					(14,712)
Income before income taxes					$79,418

Depreciation and amortization	$22,576	$979	$3,362	$818	$27,735
Capital expenditures	41,978	2,270	1,529	158	45,935

(1)	Intersegment sales of $1,113.1 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining group as a component of cost of products sold. Refining cost of products sold includes $38.5 million in net realized and unrealized economic hedging gains.

	For the Nine Months Ended September 30, 2013
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$3,185,888	$2,969,588	$908,313	$—	$7,063,789
Intersegment sales (1)	2,588,322	648,825	15,870	—

Operating income (loss) (2)	$557,604	$24,193	$9,210	$(51,166)	$539,841
Other income (expense), net					(96,582)
Income before income taxes					$443,259

Depreciation and amortization	$65,341	$2,944	$8,719	$2,206	$79,210
Capital expenditures	133,698	6,105	4,904	3,082	147,789
Total assets at September 30, 2013	1,713,814	251,858	184,104	399,302	2,549,078

(1)	Intersegment sales of $3,253.0 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining group as a component of cost of products sold. Refining cost of products sold includes $86.0 million in net realized and unrealized economic hedging gains.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended September 30, 2012
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,055,969	$1,074,378	$315,970	$—	$2,446,317
Intersegment sales (1)	1,045,852	229,372	6,089	—

Operating income (loss) (2)	$40,814	$473	$4,759	$(16,665)	$29,381
Other income (expense), net					(20,122)
Loss before income taxes					$9,259

Depreciation and amortization	$19,477	$922	$2,736	$442	$23,577
Capital expenditures	66,003	792	2,447	2,084	71,326

(1)	Intersegment sales of $1,281.3 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining cost of products sold includes $199.9 million in net realized and unrealized economic hedging losses and wholesale cost of products sold includes $26.0 million in net realized and unrealized economic hedging losses for the three months ended September 30, 2012.

	For the Nine Months Ended September 30, 2012
	Refining Group	Wholesale Group	Retail Group	Other	Consolidated
	(In thousands)
Net sales to external customers	$3,264,768	$3,100,396	$889,713	$—	$7,254,877
Intersegment sales (1)	3,152,264	639,440	18,685	—

Operating income (loss) (2)	$384,965	$21,058	$13,137	$(48,827)	$370,333
Other income (expense), net					(75,606)
Loss before income taxes					$294,727

Depreciation and amortization	$56,828	$2,826	$7,858	$1,596	$69,108
Capital expenditures	120,320	2,415	5,325	2,663	130,723
Total assets at September 30, 2012	1,600,497	261,901	195,728	562,004	2,620,130

(1)	Intersegment sales of $3,810.4 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and wholesale groups as a component of cost of products sold. Refining cost of products sold includes $396.1 million in net realized and unrealized economic hedging losses and wholesale cost of products sold includes $23.6 million in net realized and unrealized economic hedging losses for the nine months ended September 30, 2012.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable and cannot be corroborated by market data or other entity-specific inputs.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their fair values at September 30, 2013 and December 31, 2012 due to their short-term maturities.
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
The following tables represent our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and the basis for that measurement:

	Carrying Value at September 30, 2013	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at September 30, 2013
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets - commodity hedging contracts	$38,972	$—	$34,944	$4,028	$(3,390)	$35,582
Other assets - commodity hedging contracts	8,926	—	8,366	560	(2,756)	6,170
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(7,038)	—	(7,038)	—	3,390	(3,648)
Other long-term liabilities - commodity hedging contracts	(4,706)	—	(4,568)	(138)	2,756	(1,950)
	$36,154	$—	$31,704	$4,450	$—	$36,154

	Carrying Value at December 31, 2012	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at December 31, 2012
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets - commodity hedging contracts	$5,369	$—	$5,369	$—	$(1,451)	$3,918
Other assets - commodity hedging contracts	1,375	—	1,360	15	(1,147)	228
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(37,352)	—	(37,352)	—	1,451	(35,901)
Other long-term liabilities - commodity hedging contracts	(16,951)	—	(15,289)	(1,662)	1,147	(15,804)
	$(47,559)	$—	$(45,912)	$(1,647)	$—	$(47,559)
Commodity hedging contracts designated as Level 3 financial assets are jet fuel crack spread swaps. Ultra-low sulfur diesel ("ULSD") pricing has had a strong historical correlation to jet fuel crack spread swaps. We estimate the fair value of our Level 3 instruments based on the differential between quoted market settlement prices on ULSD futures and quoted market settlement prices on jet fuel futures for settlement dates corresponding to each of our outstanding Level 3 jet fuel crack spread swaps. As quoted prices for similar assets or liabilities in an active market are available, we reclassify the underlying financial asset or liability and designate as Level 2 prior to final settlement.
Carrying amounts of commodity hedging contracts reflected as financial assets are included in both current and noncurrent other assets in the Condensed Consolidated Balance Sheets. Carrying amounts of commodity hedging contracts

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to commodity price swap contracts) for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Asset (liability) balance at beginning of period	$2,446	$1,106	$(1,647)	$2,631
Change in fair value	2,004	(3,128)	6,097	(3,629)
Fair value of trades entered into during the period	—	(1,488)	—	(2,512)
Fair value reclassification from Level 3 to Level 2	—	—	—	—
Asset (liability) balance at end of period	$4,450	$(3,510)	$4,450	$(3,510)
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in a $0.4 million change in the estimated fair value.
As of September 30, 2013 and December 31, 2012, the carrying amount and estimated fair value of our debt was as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Carrying amount	$554,487	$499,863
Fair value	1,017,494	984,831
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
5. Inventories
Inventories were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Refined products (1)	$94,802	$190,147
Crude oil and other raw materials	139,534	189,249
Lubricants	15,984	13,379
Convenience store merchandise	16,069	17,195
Inventories	$266,389	$409,970

(1)	Includes $15.3 million and $15.1 million of inventory valued using the first-in, first-out (“FIFO”) valuation method at September 30, 2013 and December 31, 2012, respectively.
We value our refinery inventories of crude oil, other raw materials, and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by our wholesale and retail groups, refined products inventories are valued under the LIFO valuation method. Lubricants and retail store merchandise are valued under the FIFO valuation method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2013 and December 31, 2012, refined products valued under the LIFO method and crude oil and other raw materials totaled 4.4 million barrels and 5.8 million barrels, respectively. At September 30, 2013 and December 31, 2012, the excess of the current cost of these crude oil, refined product, and other feedstock and blendstock inventories over LIFO cost was $263.6 million and $148.3 million, respectively.
During the three months ended September 30, 2013 and 2012, cost of products sold included net non-cash charges of $56.1 million and $60.0 million, respectively, from changes in our LIFO reserves. During the nine months ended September 30, 2013 and 2012, cost of products sold included net non-cash charges of $115.4 million and net non-cash credits of $17.8 million, respectively, from changes in our LIFO reserves.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013			December 31, 2012
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	1,478	$79,473	$53.77	2,404	$175,097	$72.84
Crude oil and other	2,933	139,534	47.57	3,419	189,249	55.35
	4,411	$219,007	49.65	5,823	$364,346	62.57
6. Prepaid Expenses
Prepaid expenses were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Prepaid crude oil and other raw materials inventories	$133,713	$47,858
Prepaid insurance and other	17,922	26,183
Prepaid income taxes	9,553	—
Prepaid expenses	$161,188	$74,041
7. Other Current Assets
Other current assets were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Unrealized hedging gains	$35,582	$3,918
Material and chemical inventories	28,868	27,533
Excise and other taxes receivable	19,810	14,955
Margin account deposits	10,370	29,669
Exchange and other receivables	4,645	5,263
Other current assets	$99,275	$81,338

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Property, Plant, and Equipment, Net
Property, plant, and equipment, net was as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Refinery facilities and related equipment	$1,226,226	$1,179,418
Pipelines, terminals, and transportation equipment	126,593	76,037
Wholesale and retail facilities and related equipment	226,772	221,674
Other	26,426	23,238
	1,606,017	1,500,367
Accumulated depreciation	(520,253)	(451,490)
	1,085,764	1,048,877
Construction in progress	96,021	63,607
Property, plant, and equipment, net	$1,181,785	$1,112,484
Depreciation expense was $27.0 million and $77.1 million for the three and nine months ended September 30, 2013, respectively, and $22.8 million and $66.6 million for the three and nine months ended September 30, 2012, respectively.
9. Intangible Assets, Net
Intangible assets, net were as follows:

	September 30, 2013			December 31, 2012			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(10,162)	$10,265	$20,427	$(8,971)	$11,456	6.5
Customer relationships	7,505	(2,671)	4,834	7,300	(2,278)	5,022	8.8
Rights-of-way and other	7,310	(4,229)	3,081	7,120	(3,401)	3,719	4.1
	35,242	(17,062)	18,180	34,847	(14,650)	20,197
Unamortizable assets:
Trademarks	4,800	—	4,800	4,800	—	4,800
Liquor licenses	17,582	—	17,582	16,627	—	16,627
Intangible assets, net	$57,624	$(17,062)	$40,562	$56,274	$(14,650)	$41,624
Intangible asset amortization expense for the three and nine months ended September 30, 2013 was $0.7 million and $1.9 million, respectively, based on estimated useful lives ranging from 5 to 23 years. Intangible asset amortization expense for the three and nine months ended September 30, 2012 was $0.7 million and $2.2 million, respectively, based on estimated useful lives ranging from 3 to 15 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2013	$739
2014	2,878
2015	2,400
2016	2,229
2017	2,288
2018	2,288

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Other Assets, Net
Other assets, net of amortization, were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Unamortized loan fees	$26,365	$22,701
Unrealized hedging gains	6,170	228
Other	11,696	10,967
Other assets, net of amortization	$44,231	$33,896
11. Accrued and Other Long-Term Liabilities
Accrued liabilities were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Payroll and related costs	$38,932	$45,989
Excise taxes	26,256	54,727
Professional and other	16,670	21,126
Interest	14,948	2,176
Property taxes	13,948	25,819
Environmental reserves	3,671	3,932
Fair value of open commodity hedging positions, net	3,648	35,901
Banking fees and other financing	2,216	2,841
Short-term pension obligation	—	695
Income taxes	—	72,900
Accrued liabilities	$120,289	$266,106
During the latter half of 2012, we increased our annual property tax accrual estimate by $11.6 million resulting from an increased appraisal from the El Paso Central Appraisal District for 2012. We were successful in having the appraised property values revised and have reduced our current period accrual for property tax expense accordingly.
Other long-term liabilities were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Unrecognized tax benefits	$11,046	$9,572
Capital lease obligations	10,036	10,158
Retiree plan obligations	6,358	6,228
Asset retirement obligations	5,229	5,088
Environmental reserves	3,919	3,904
Fair value of open commodity hedging positions, net	1,950	15,804
Other	4,038	5,397
Other long-term liabilities	$42,576	$56,151
As of September 30, 2013, we had environmental liability accruals of $7.6 million, of which $3.7 million was in accrued liabilities. A portion of these liabilities have been recorded using an inflation factor of 2.7% and a discount rate of 7.1%. Environmental liabilities of $6.3 million accrued at September 30, 2013 have not been discounted. As of September 30, 2013,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the unescalated, undiscounted environmental reserve related to discounted liabilities totaled $1.5 million, leaving $0.2 million to be accreted over time.
The table below summarizes our environmental liability accruals:

	December 31, 2012	Increase	Payments	September 30, 2013
	(In thousands)
Discounted liabilities	$1,292	$15	$(54)	$1,253
Undiscounted liabilities	6,544	998	(1,205)	6,337
Total environmental liabilities	$7,836	$1,013	$(1,259)	$7,590
12. Long-Term Debt
Long-term debt was as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
6.25% Senior Unsecured Notes, due April 2021	$350,000	$—
11.25% Senior Secured Notes, net of unamortized discount of $19,001	—	305,999
5.75% Convertible Senior Unsecured Notes, due June 2014, net of conversion feature of $11,190 and $22,105 for 2013 and 2012, respectively	204,122	193,345
5.50% promissory note, due May 2015	365	519
Revolving Credit Agreement	—	—
Long-term debt	554,487	499,863
Current portion of long-term debt	(204,336)	(206)
Long-term debt, net of current portion	$350,151	$499,657
Outstanding amounts under the Revolving Credit Agreement, if any, are included in the current portion of long-term debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense and other financing costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Contractual interest:
6.25% Senior Unsecured Notes	$5,530	$—	$11,302	$—
11.25% Senior Secured Notes	—	9,141	10,115	27,422
5.75% Convertible Senior Unsecured Notes	3,094	3,097	9,288	9,291
Term Loan	—	—	—	9,458
Revolving Credit Agreement	—	—	—	—
	8,624	12,238	30,705	46,171
Amortization of original issuance discount:
11.25% Senior Secured Notes	—	766	770	2,212
5.75% Convertible Senior Unsecured Notes	3,784	3,312	10,904	9,544
Term Loan	—	—	—	188
	3,784	4,078	11,674	11,944
Other interest expense	1,597	2,100	5,174	7,275
Capitalized interest	(573)	(416)	(1,452)	(1,460)
Interest expense and other financing costs	$13,432	$18,000	$46,101	$63,930
We amortize original issue discounts using the effective interest method over the respective term of the debt.
11.25% Senior Secured Notes
During the first and second quarters of 2013, we redeemed or otherwise purchased and canceled all outstanding 11.25% Senior Secured Notes for $349.4 million, including $24.4 million in redemption fees, resulting in a loss on extinguishment of debt of $46.7 million including the write-off of $4.2 million of unamortized loan fees.
6.25% Senior Unsecured Notes
On March 25, 2013, we entered into an indenture (the "2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the “2021 Notes”). The 2021 Notes are guaranteed on a senior unsecured several and joint basis by each of our 100% owned domestic restricted subsidiaries that guarantee any of our indebtedness under our (a) Revolving Credit Agreement or (b) any other Credit Facilities (as each such term is defined in the 2021 Indenture), or any capital markets debt, in the case of clause (b), in a principal amount of at least $150.0 million. The 2021 Notes and the guarantees are our and each Guarantor's general obligations and will rank equally and ratably with all of our existing and future senior indebtedness and senior to our and the Guarantors’ subordinated indebtedness. We are a holding company and have no independent assets or operations; our subsidiaries who are not guarantors of the notes are minor within the meaning of Rule 3-10 of Regulation S-X. The 2021 Notes will be effectively subordinated in right of payment to all secured indebtedness (including secured indebtedness under the Revolving Credit Agreement) to the extent of the value of the collateral securing such indebtedness. We will pay interest on the 2021 Notes semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on October 1, 2013. The 2021 Notes will mature on April 1, 2021. We used the proceeds from the offering primarily to redeem the 11.25% Senior Secured Notes. We incurred transaction and other financing fees of $7.5 million related to the issuance of the 2021 Notes.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
5.75% Convertible Senior Unsecured Notes
The Convertible Senior Unsecured Notes (the "2014 Notes") are presently convertible at the option of the holder. The conversion rate as of September 30, 2013 was 103.8100 for each $1,000 of principal amount of the 2014 Notes. The 2014 Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds 130% of the applicable conversion price in effect for the 2014 Notes on the last trading day of the immediately preceding calendar quarter for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any 2014 Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash, or a combination thereof.
During the three and nine months ended September 30, 2013, $0.1 million in 2014 Notes at par value were presented for conversion, respectively. These conversions were settled in cash and resulted in immaterial losses on extinguishment of debt for the three and nine months ended September 30, 2013. As of September 30, 2013, the if-converted value of the 2014 Notes exceeded its principal amount by $456.1 million.
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
Revolving Credit Agreement
On April 11, 2013, we entered into the Second Amended and Restated Revolving Credit Agreement that provided for increased total borrowing capacity over the previous agreement. Lenders under the Revolving Credit Agreement extended $900.0 million in commitments that mature on April 11, 2018, and incorporate a borrowing base tied to eligible accounts receivable and inventory. The Revolving Credit Agreement also provides for letters of credit and swing line loans and provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum subject to adjustment based upon the average utilization ratio and letter of credit fees ranging from 1.75% to 2.25% per annum, payable quarterly, subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 0.75% to 1.25% or LIBOR loans plus a margin ranging from 1.75% to 2.25% subject to adjustment based upon the average excess availability under the Revolving Credit Agreement. Prior to April 11, 2013, the Revolving Credit Agreement included commitments of $1.0 billion maturing on September 22, 2016. Interest rates ranged from 2.50% to 3.25% over LIBOR. Our subsidiaries guarantee the Revolving Credit Agreement on a joint and several basis. The Revolving Credit Agreement is secured by our cash and cash equivalents, accounts receivable, and inventory. We paid $4.8 million in amendment and other financing fees related to the Revolving Credit Agreement that are being amortized over the term of the Revolving Credit Agreement.
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
As of September 30, 2013, we had no direct borrowings under the Revolving Credit Agreement, with gross availability of $656.2 million, of which $261.6 million was used for outstanding letters of credit.

13. Shareholders' Equity
Changes to shareholders' equity during the nine months ended September 30, 2013 were as follows:

Shareholders' Equity
(In thousands)
Balance at December 31, 2012	$909,070
Net income	283,322
Convertible debt redemption	(282)
Other comprehensive income, net of tax	157
Dividends	(34,949)
Stock-based compensation	4,305
Excess tax benefit from stock-based compensation	8,288
Purchase of treasury stock	(252,841)
Balance at September 30, 2013	$917,070
Our board of directors has authorized two separate share repurchase programs of up to $200 million under each program (the "July 2012 Program" and the "April 2013 Program"). Through October 25, 2013, we have utilized the entire $200 million authorized under the July 2012 Program and $135.1 million under the April 2013 Program. Through September 30, 2013, we have purchased 11.4 million shares of our common stock under both programs.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise and subject to market conditions, as well as corporate, regulatory, and other considerations. Our board of directors may discontinue the share repurchase program at any time.
The following table summarizes our share repurchase activity for the two share repurchase programs:

	July 2012 Program		April 2013 Program
	Number of shares purchased	Cost of share purchases (In thousands)	Number of shares purchased	Cost of share purchases (In thousands)
Shares purchased at December 31, 2012	3,324,135	$82,270	—	$—
Shares purchased during Q1, 2013	2,071,882	72,768	—	—
Shares purchased at March 31, 2013	5,396,017	155,038	—	—
Shares purchased during Q2, 2013	1,390,348	44,962	3,751,153	110,740
Shares purchased at June 30, 2013	6,786,365	200,000	3,751,153	110,740
Shares purchased during Q3, 2013	—	—	866,645	24,371
Shares purchased at September 30, 2013	6,786,365	$200,000	4,617,798	$135,111
As of September 30, 2013 and October 25, 2013, we had $64.9 million remaining in authorized expenditures under the April 2013 Program. The April 2013 Program will expire on the earlier of April 30, 2014 or the expenditure of all remaining funds authorized under the program.
14. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rate for the three and nine months ended September 30, 2013 was 36.6% and 36.1%, respectively. The effective tax rate for both the three and nine months ended September 30, 2013 was higher than the statutory rate primarily due to state obligations offset by the Domestic Production Activity Deduction. Compared to the federal statutory rate of 35%, our effective tax rate for the three and nine months ended September 30, 2012 was 32.0% and 35.1%, respectively, primarily due to state tax obligations offset by the Domestic Production Activity Deduction and the generation of new federal tax credits for both periods.
The Internal Revenue Service (the "IRS") has commenced an examination of our tax year ending December 31, 2011. The IRS is in the initial stages of the examination and has proposed no material adjustments. The IRS has completed examinations of our tax years ending December 31, 2010, 2009, 2008 and 2007. For these years, we have agreed to all IRS adjustments. Due to statutory requirements, all adjustments require a review by the U.S. Joint Committee of Taxation prior to finalizing the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

audits. We do not believe the results of any of these examinations will have a material adverse effect on our financial position, results of operations, or cash flows, but the timing and the results of final determinations on these matters remains uncertain.
We believe that it is more likely than not that the benefit from certain state net operating loss (“NOL”) carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $26.5 million was provided against the deferred tax assets relating to these NOL carryforwards at September 30, 2013. There was no change in the valuation allowance for the Yorktown NOL carryforwards from December 31, 2012.
As of September 30, 2013, we have recorded a liability of $11.0 million for unrecognized tax benefits of which $0.5 million would affect our effective tax rate if recognized. We recognized $0.1 million and $0.5 million in interest and penalties for the three and nine months ended September 30, 2013, respectively.
15. Retirement Plans
We fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in our financial statements.
Pensions
Through December 31, 2012, we distributed $25.8 million from plan assets to plan participants as a result of the idling of Yorktown refining operations in 2010 and resultant termination of all participants of the Yorktown cash balance plan. Since the idling of the Yorktown facility through September 30, 2013, we have contributed $7.2 million to the Yorktown pension plan, including $1.3 million during the current year. We received regulatory approval to terminate the defined benefit plan covering certain previous Yorktown refinery employees and did so during the second quarter of 2013. We recorded a termination loss of $0.8 million, including $0.2 million reclassified from other comprehensive income during the second quarter of 2013.
The components of the net periodic benefit cost associated with our pension plan for certain previous employees of the Yorktown refinery were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Net periodic benefit cost includes:
Service cost	$—	$—	$15	$—
Interest cost	—	55	(3)	165
Amortization of net actuarial loss	—	8	3	23
Expected return on assets	—	(23)	—	(68)
Settlement expense	—	—	775	—
Net periodic benefit cost	$—	$40	$790	$120
Postretirement Obligations
The components of the net periodic benefit cost associated with our postretirement medical benefit plans covering certain employees at our El Paso refinery and previous employees of the Yorktown refinery were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Net periodic benefit cost includes:
Service cost	$63	$33	$188	$98
Interest cost	35	62	105	187
Amortization of net actuarial loss	11	10	34	30
Net periodic benefit cost	$109	$105	$327	$315

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Beginning of period balance	$(1,024)	$(1,790)	$(1,174)	$(1,812)
Current period changes	7	11	157	33
End of period balance	$(1,017)	$(1,779)	$(1,017)	$(1,779)
Defined Contribution Plan
We sponsor a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. We make a safe harbor matching contribution to the account of each participant who is covered under the collective bargaining agreement with the International Union of Operating Engineers in El Paso and has completed 12 months of service equal to 250% of the first 4% of compensation beginning February 1, 2012. During January 2012, the safe harbor matching contribution was 200% of the first 4% of compensation. In addition, participants who were covered by the settlement agreement with the International Union of Operating Engineers in El Paso received a contribution equal to 3% of the compensation paid between January 1, 2012 and January 31, 2012. For all other employees, for the three and nine months ended September 30, 2013, we matched 1.33% of eligible compensation for each 1% of eligible compensation contributed by the participant up to a maximum of 6% and for the three and nine months ended September 30, 2012, we matched 1% up to a maximum of 4% of eligible compensation for each 1% of eligible compensation contributed, provided the participant had a minimum of one year of service with Western. For the three and nine months ended September 30, 2013 and 2012, we expensed $2.1 million, $6.3 million, $1.3 million, and $3.8 million, respectively, in connection with this plan.
16. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the nine months ended September 30, 2013, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize our economic hedging activity recognized within cost of products sold for the three and nine months ended September 30, 2013 and 2012 and open commodity hedging positions as of September 30, 2013 and December 31, 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Economic hedging results
Realized hedging gain (loss), net	$12,739	$(73,150)	$2,250	$(108,516)
Unrealized hedging gain (loss), net	25,745	(152,784)	83,713	(311,191)
Total hedging gain (loss), net	$38,484	$(225,934)	$85,963	$(419,707)

	September 30, 2013	December 31, 2012
	(In thousands)
Open commodity hedging instruments (barrels)
Crude and refined product futures, net (short) long positions	1,308	(588)
Refined product crack spread swaps, net short positions	(22,096)	(26,683)
Total open barrels commodity hedging instruments, net short positions	(20,788)	(27,271)

Fair value of outstanding contracts, net
Other current assets	$35,582	$3,918
Other assets	6,170	228
Accrued liabilities	(3,648)	(35,901)
Other long-term liabilities	(1,950)	(15,804)
Fair value of outstanding contracts - unrealized gain (loss), net	$36,154	$(47,559)
Offsetting Assets and Liabilities
Western's derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives; however, Western does not offset the fair value amounts recorded for derivative instruments under these agreements in the Condensed Consolidated Balance Sheets. We have posted cash margin with various counterparties to support hedging and trading activities. The cash margin posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default.
The following table presents offsetting information regarding Western's derivative instruments as of September 30, 2013 and December 31, 2012:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of September 30, 2013
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$38,972	$(3,390)	$35,582
Other assets - commodity hedging contracts	8,926	(2,756)	6,170
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(7,038)	3,390	(3,648)
Other long-term liabilities - commodity hedging contracts	(4,706)	2,756	(1,950)
	$36,154	$—	$36,154

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of December 31, 2012
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$5,369	$(1,451)	$3,918
Other assets - commodity hedging contracts	1,375	(1,147)	228
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(37,352)	1,451	(35,901)
Other long-term liabilities - commodity hedging contracts	(16,951)	1,147	(15,804)
	$(47,559)	$—	$(47,559)
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
As of September 30, 2013, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our unleaded gasoline crack spread swaps range from $3.17 to $13.08 per contract. Settlement prices for our distillate crack spread swaps range from $26.28 to $29.43 per contract. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2013	2014	2015	2016
Inventory positions (futures and swaps):
Crude oil and refined products — net (short) long positions	(71)	—	—	—
Natural gas futures — net (short) long positions	(110)	479	515	495
Refined product positions (crack spread swaps):
Distillate — net short positions	(1,876)	(7,500)	(10,245)	(2,700)
Unleaded gasoline — net (short) long positions	450	(225)	—	—
17. Stock-Based Compensation
We have two share-based compensation plans, the Western Refining 2006 Long-Term Incentive Plan (the “2006 LTIP”) and the 2010 Incentive Plan of Western Refining (the “2010 IP”) that allow for restricted share awards and restricted share unit awards. As of September 30, 2013, there were 14,311 and 3,004,229 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 IP, respectively. Awards granted under both plans vest over either a one, three, or five year period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of September 30, 2013, there were 10,220 and 442,887 restricted shares and restricted share units not vested, respectively, outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of stock compensation expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Direct operating expenses	$—	$67	$61	$244
Selling, general, and administrative expenses	1,203	1,907	4,244	5,885
Total stock compensation expense	$1,203	$1,974	$4,305	$6,129
The computation of the excess tax benefit related to vested restricted shares and restricted share units is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Restricted shares:
Aggregate intrinsic value of vested shares	$412	$1,751	$23,507	$15,702
Aggregate fair value at grant date of vested shares	67	372	3,985	5,301
	345	1,379	19,522	10,401
Statutory blended rate	37.80%	37.54%	37.80%	37.54%
Excess tax benefit	$130	$518	$7,379	$3,905

Restricted share units:
Aggregate intrinsic value of vested shares	$261	$1,389	$5,608	$2,885
Aggregate fair value at grant date of vested shares	228	856	3,203	2,123
	33	533	2,405	762
Statutory blended rate	37.80%	37.54%	37.80%	37.54%
Excess tax benefit	$12	$200	$909	$286
As of September 30, 2013, the aggregate fair value at grant date of outstanding restricted shares and restricted share units was $0.1 million and $11.0 million, respectively. The aggregate intrinsic value of outstanding restricted shares and restricted share units was $0.3 million and $13.3 million, respectively. The unrecognized compensation cost of restricted shares and restricted share units not vested was $0.1 million and $8.5 million, respectively. Unrecognized compensation costs for restricted shares and restricted share units will be recognized over a weighted average period of approximately 0.41 years and 3.07 years, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our restricted share unit and restricted share activity for the three and nine months ended September 30, 2013:

	Restricted Share Units		Restricted Shares
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Not vested at December 31, 2012	440,860	$18.24	694,622	$5.93
Awards granted	150,114	34.84	—	—
Awards vested	(37,136)	(17.25)	(628,622)	5.87
Awards forfeited	—	—	—	—
Not vested at March 31, 2013	553,838	22.83	66,000	6.41
Awards granted	28,224	31.89	—	—
Awards vested	(130,644)	17.87	(42,311)	5.33
Awards forfeited	—	—	—	—
Not vested at June 30, 2013	451,418	24.83	23,689	8.35
Awards granted	—	—	—	—
Awards vested	(8,531)	26.69	(13,469)	5.01
Awards forfeited	—	—	—	—
Not vested at September 30, 2013	442,887	24.79	10,220	12.74
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income	$50,344	$6,298	$283,322	$191,298
Distributed earnings	(14,470)	(7,274)	(34,949)	(14,540)
Income allocated to participating securities	(77)	—	(1,035)	(1,974)
Distributed earnings allocated to participating securities	31	61	146	162
Undistributed income available to common shareholders	$35,828	$(915)	$247,484	$174,946

Weighted average number of common shares outstanding	80,254	90,134	83,100	89,835
Basic earnings per common share:
Distributed earnings per share	$0.18	$0.08	$0.42	$0.16
Undistributed earnings per share	0.45	(0.01)	2.98	1.95
Basic earnings per common share	$0.63	$0.07	$3.40	$2.11
Under the two-class method, basic earnings per common share includes the weighted average number of common shares outstanding associated with participating securities of 173 thousand, 348 thousand, 764 thousand, and 1,015 thousand shares for the three and nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Diluted earnings per common share:
Net income	$50,344	$6,298	$283,322	$191,298
Tax effected interest related to convertible debt	4,278	—	12,560	11,765
Net income available to common shareholders, assuming dilution	$54,622	$6,298	$295,882	$203,063

Weighted average diluted common shares outstanding:	102,720	90,134	105,602	110,412

Diluted earnings per common share:	$0.53	$0.07	$2.80	$1.84

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computation of the weighted average number of diluted shares outstanding is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012 (1)	2013	2012
	(In thousands)
Weighted average number of common shares outstanding	80,254	90,134	83,100	89,835
Common equivalent shares from Convertible Senior Unsecured Notes	22,352	—	22,352	20,119
Restricted shares	114	—	150	458
Weighted average number of diluted shares outstanding	102,720	90,134	105,602	110,412
(1) We have excluded 513 thousand restricted shares and 20.1 million common equivalent shares of Convertible Senior Unsecured Notes from the weighted average number of diluted shares outstanding as the effect of including such shares would be antidilutive.
A shareholder's interest in our common stock could become diluted as a result of vestings of restricted shares and restricted share units and the conversion of our Convertible Senior Unsecured Notes into actual shares of our common stock. In calculating our fully diluted earnings per common share, we consider the impact of restricted shares and restricted share units that have not vested and common equivalent shares related to our Convertible Senior Unsecured Notes. We include restricted shares and restricted share units that have not vested in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price. Common equivalent shares from our Convertible Senior Unsecured Notes are generally included in our diluted earnings calculation when net income exceeds certain thresholds above which the effect of the shares becomes dilutive. We calculate the volume of these shares by applying the current conversion rate of 103.8100 to each $1,000 of principal amount of Convertible Senior Unsecured Notes. At September 30, 2012, the conversion rate was 93.3790.
The table below summarizes our 2013 cash dividend declarations, payments, and scheduled payments through October 25, 2013:

	2013
	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	January 4	January 19	February 13	$0.12	$10,516
Second quarter	April 8	April 23	May 8	0.12	9,963
Third quarter	July 17	July 31	August 15	0.18	14,470
Fourth quarter (1)	October 15	October 30	November 14	0.22
Total					$34,949
(1) The fourth quarter 2013 cash dividend of $0.22 per common share will result in an aggregate payment of $17.5 million.
19. Cash Flows
Cash Equivalents
Cash equivalents totaling $20.0 million consisting of short-term money market deposits were included in the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Income taxes paid	$168,366	$145,959
Interest paid, excluding amounts capitalized	23,641	42,266
Non-cash investing and financing activities were as follows:

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Treasury stock purchased, not yet settled	$—	$3,464
Assets acquired through capital lease obligations	—	7,064

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
El Paso Refinery
Prior spills, releases, and discharges of petroleum or hazardous substances have impacted the groundwater and certain solid waste management units and other areas at and adjacent to the El Paso refinery. We are currently in the remediation process, in conjunction with Chevron U.S.A., Inc. (“Chevron”), for these areas pursuant to certain agreed administrative orders with the Texas Commission on Environmental Quality (the “TCEQ”; previously known as the Texas Natural Resources Conservation Commission). Pursuant to our purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate its solid waste management units in accordance with its Resource Conservation Recovery Act (“RCRA”) permit that Chevron has fulfilled. Chevron also retained control of and liability for certain groundwater remediation responsibilities that are ongoing.
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
Our total capital expenditure to address the Consent Decree issues was $43.2 million, including $15.2 million for the installation of a flare gas recovery system completed in 2007 and $28.0 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers completed in 2013. Under the terms of the Consent Decree, we paid a civil penalty of $1.5 million in September 2011.
In 2004 and 2005, the El Paso refinery applied for and was issued a Texas Flexible Permit by the TCEQ. In December 2012, we received a permit amendment obtaining a State Implementation Plan ("SIP") approved state air quality permit to address concerns raised by the EPA about all flexible permits. No additional capital expenditures are required by the permit amendment.
In November 2012, we proposed to TCEQ that we settle unresolved air enforcement issued to our El Paso refinery between 2004 and April 2008 and in July 2013 the TCEQ proposed two Agreed Orders with penalties totaling $0.2 million to settle the enforcement. We signed the orders in September 2013 and paid $0.1 million in penalties. Approval of the orders is pending before the TCEQ Commissioners after which $0.1 million in additional penalties will be paid to fund a Supplemental Environmental Project benefiting El Paso County. The proposed orders do not require any soil or groundwater remediation or clean-up. Based on current information, we do not believe the requirements of the orders will have a material effect on our business, financial condition, or results of operations.
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
Based on current information and the 2009 NMED Amendment as amended in June 2012 to reflect the indefinite suspension of refining operations at our Bloomfield facility and to delay NOx controls on heaters, boilers, and a Fluid Catalytic Cracking Unit (the "FCCU") at our Gallup refinery, we estimated $51.0 million in total capital expenditures after January 2009. We expended $11.3 million through 2011 and $37.6 million during 2012. During the first nine months of 2013, we spent an additional $1.9 million to complete the project. These capital expenditures were primarily for installation of emission controls on the heaters, boilers, and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx, and particulate matter from our Gallup refinery. We will incur additional capital expenditures to implement one or more FCCU off‑set projects. One FCCU off-set project is to be completed by the end of 2014 and the others are to be completed by the end of 2017. The 2009 NMED Amendment also provided for a $2.3 million penalty. We completed payment of the penalty between November 2009 and September 2010 to fund Supplemental Environmental Projects. We paid an additional penalty of $0.4 million in July 2012 associated with the June 2012 amendment. Implementation of the requirements in the 2009 NMED Amendment, as amended in June 2012, will not result in any soil or groundwater remediation or clean-up costs.
Bloomfield 2007 NMED Remediation Order. In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007 have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures, and implement corrective measures. Prior to July 2007, with the approval of the NMED and the New Mexico Oil Conservation Division, we placed into operation certain remediation measures which remain operational. As of September 30, 2013, we have expended $3.6 million and have accrued the remaining estimated costs of $3.7 million for implementing the investigation, interim measures, and the reasonably known corrective actions of the order.
Gallup 2007 Resource Conservation Recovery Act (“RCRA”) Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (the "Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

hazardous waste regulations promulgated pursuant to the RCRA. We reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. Between September 2010 and July 2012, the EPA demanded and we have paid penalties totaling $0.2 million pursuant to the settlement. We do not expect implementation of the requirements in the final settlement will result in any additional soil or groundwater remediation or clean-up costs not otherwise required. We estimated capital expenditures of approximately $38.8 million to upgrade the wastewater treatment plant at the Gallup refinery pursuant to the requirements of the final settlement. We expended $20.8 million through 2011, $17.1 million during 2012 on the upgrade of the wastewater treatment plant, $0.6 million during the first nine months of 2013, and expect to spend the remaining $0.3 million during 2013. The final settlement deadline was modified in September 2010 to establish May 31, 2012 as the deadline for completing startup of the upgraded plant. After negotiating an extension of this deadline with the EPA, we completed startup on August 12, 2012.
Gallup 2013 Risk Management Plan General Duty Settlement. In July 2013, we entered a final settlement with the EPA for five alleged violations of the Clean Air Act Risk Management Plan 112(r) General Duty clause at our Gallup refinery and paid a total penalty of $0.2 million. The settlement will not result in any groundwater remediation or clean-up costs.
Yorktown Refinery
Yorktown 1991 and 2006 Orders. In December 2011, our subsidiaries sold the Yorktown refinery, an adjacent parcel of land, and all other related real estate and assets. As part of this transaction, the purchaser agreed to assume all obligations and remaining work required by the EPA under the 2006 soil and groundwater remediation on order. The purchaser agreed to indemnify us for costs associated with the EPA order, following the sale, with the exception of the completion and related liability for construction of the second phase of the Corrective Action Measures Unit (the "CAMU"). We have completed construction of this phase of the CAMU and have incurred substantially all costs anticipated to complete this work. We and the purchaser agreed that the purchaser would replace Giant as the respondent under the EPA order. The replacement is pending the EPA's agreement.

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
Other Matters
The EPA has issued Renewable Fuels Standards ("RFS"), implementing mandates to blend renewable fuels into the petroleum fuels produced at our refineries. Annually, the EPA establishes a volume of renewable fuels that refineries must blend into their refined petroleum fuels. To the extent we are unable to blend at the applicable rate, we must purchase Renewable Identification Numbers ("RIN"). Although we anticipate that we will internally accumulate most of the RINs required to meet our obligations, including a carryover of 2012 RINs, the volatility of the RIN market is such that the impact of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the RINs that we do purchase on our cost of products sold thus far in 2013 is greater than in 2012. The net cost of meeting our obligations through RIN purchases was $0.9 million and $13.7 million for the three and nine months ended September 30, 2013, respectively, and $0.1 million and $3.4 million for the three and nine months ended September 30, 2012, respectively.
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
On July 2, 2013, the Office of the Navajo Tax Commission (the “Commission”) informed Giant Four Corners, Inc. (“Four Corners”) that it was seeking to impose penalties in the total amount of $1.5 million for allegedly operating 15 retail convenience stores on the Navajo Nation without a Fuel Retailer's License for the week of January 1-7, 2013. Four Corners believes these penalties are inappropriate, has challenged these penalties and has received a stay of payment while the challenge is resolved. We have not accrued any amounts for this matter as of September 30, 2013.
On July 24, 2013, the Commission informed Western Refining Wholesale, Inc. (“Western Wholesale”) that it was seeking to impose penalties in the total amount of $4.1 million for allegedly transporting and distributing fuel on the Navajo Nation without a Fuel Distributor's License or a Fuel Carrier's License for the week of January 1-7, 2013. Western Wholesale believes these penalties are inappropriate, has challenged these penalties and has received a stay of payment while the challenge is resolved. We have not accrued any amounts for this matter as of September 30, 2013.
We are party to various other claims and legal actions arising in the normal course of business. We believe that the resolution of these matters will not have a material effect on our financial condition, results of operations, or cash flows.
21. Related Party Transactions
Effective November 30, 2012, an entity controlled by one of our officers purchased the building and related lease agreement of certain office space that we and other commercial tenants occupy in El Paso, Texas. The lease agreement expires in May 2017. Under the terms of the lease, we make annual payments of $0.2 million. For the three and nine months ended September 30, 2013, we made rental payments under this lease to the related party of $0.05 million and $0.16 million, respectively. We have no amounts due as of September 30, 2013 related to this lease agreement.

22. Subsequent Events
On October 10, 2013, the common partnership units of our subsidiary, Western Refining Logistics, LP, began trading on the New York Stock Exchange under the symbol "WNRL." On October 16, 2013, WNRL completed the public offering of 15,812,500 common units representing limited partner interests at a price of $22.00 per unit that included a 2,062,500 common partnership unit over‑allotment option that was fully exercised by the underwriters.
On October 16, 2013 in exchange for assets contributed at historical cost, Western received:

•	6,998,500 common partnership units and 22,811,000 subordinated partnership units, representing an aggregate 65.3% limited partner interest;

•	All WNRL's incentive distribution rights; and

•	An aggregate cash distribution of $244.9 million to certain of Western's wholly-owned subsidiaries.
We entered into the following agreements with WNRL in connection with the completion of the public offering on October 16, 2013:

•
Omnibus Agreement - provides for right of first refusal for the purchase of certain of Western's assets and provides for reimbursement to Western for the provision of various administrative services and Western’s indemnification of WNRL for certain matters;

•	Services Agreement - provides certain Western personnel to provide operational services to WNRL in support of its assets;

•	Pipeline Agreement - provides mainline movement services, truck offloading services, gathering and injection services and storage services to Western; and

•
Terminalling Agreement - provides product and asphalt storage services, product and asphalt throughput services, product additive and blending services and asphalt processing and blending services at product terminals to Western.

WNRL received net proceeds of $325.3 million from the sale of the common units to the public, after deducting underwriting discounts and commissions and structuring fees of $22.6 million. WNRL retained $75.0 million of the proceeds for general partnership purposes, after estimated other offering costs of $2.8 million.
WNRL entered into a credit agreement that provides for a $300 million senior secured revolving credit facility, expiring October 16, 2018. The revolving credit facility will be available to fund working capital, acquisitions, distributions, capital expenditures, and for other general partnership purposes. Borrowings under the revolving credit facility will bear interest at either a base rate, plus an applicable margin ranging from 0.75% to 1.75%, or a Eurodollar rate, plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Consolidated Total Leverage Ratio, as defined in the Credit Agreement. In addition, the unused portion of the revolving credit facility will be subject to a commitment fee ranging from 0.30% to 0.50%, based on the Consolidated Total Leverage Ratio.
We own a 65.3% limited partner interest in WNRL and the public owns a 34.7% limited partner interest. Our consolidated net income commencing in the fourth quarter of 2013 will reflect the effect of the elimination of the publicly owned limited partner interest in WNRL. Headquartered in El Paso, Texas, WNRL's initial assets consist of pipeline and gathering assets and terminalling, transportation, and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 7.9 million barrels of active storage capacity, as well as other assets. Most of WNRL's assets are integral to the operations of Western's refineries located in El Paso, Texas, and near Gallup, New Mexico.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K") and elsewhere in this report. You should read such “Risk Factors” and “Forward-Looking Statements” in this report. In this Item 2, all references to “Western Refining,” “the Company,” “Western,” “we,” “us,” and “our” refer to Western Refining, Inc., or WNR, and its subsidiaries, unless the context otherwise requires or where otherwise indicated.
Company Overview
We are an independent crude oil refiner and marketer of refined products and also operate retail convenience stores that sell various grades of gasoline, diesel fuel, and convenience store merchandise. We own and operate two refineries with a total crude oil throughput capacity of 153,000 barrels per day ("bpd"). We own and operate a 128,000 bpd refinery in El Paso, Texas, and a 25,000 bpd refinery near Gallup, New Mexico. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Albuquerque and Bloomfield, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. Our primary operating areas encompass Arizona, Colorado, the Mid-Atlantic region, New Mexico, and west Texas. As of September 30, 2013, we also operated 221 retail convenience stores in Arizona, Colorado, New Mexico, and Texas; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Georgia, Maryland, Nevada, New Mexico, Texas, and Virginia.
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
We recently formed Western Refining Logistics, LP ("WNRL"), a master limited partnership, to own, operate, develop, and acquire terminals, storage tanks, pipelines, and other logistics assets. On October 10, 2013, WNRL's common partnership units began trading on the New York Stock Exchange under the symbol "WNRL." On October 16, 2013, WNRL completed the offering of 15,812,500 common units representing limited partner interests to the public at a price of $22.00 per unit that included a 2,062,500 common partnership unit over-allotment option exercised by the underwriters.
In exchange for assets contributed, Western received:

•	6,998,500 common partnership units and 22,811,000 subordinated partnership units, representing an aggregate 65.3% limited partner interest;

•	All WNRL's incentive distribution rights; and

•	An aggregate cash distribution of $244.9 million to certain of Western's wholly-owned subsidiaries.
WNRL received net proceeds of $325.3 million from the sale of the common units to the public, after deducting underwriting discounts and commissions and structuring fees of $22.6 million. WNRL retained $75.0 million of the proceeds for general partnership purposes.
On October 16, 2013, we conveyed the initial assets to WNRL, consisting of pipeline and gathering assets and terminalling, transportation, and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 7.9 million barrels of active storage capacity, as well as other assets. Most of WNRL's assets are integral to the operations of Western’s refineries located in El Paso, Texas, and near Gallup, New Mexico.
WNRL will generate revenue primarily by charging fees and tariffs for transporting crude oil and refined and other products through their terminals and pipelines and for providing storage at their storage tanks and terminals. Initially, substantially all of their revenues will be derived from two 10-year, fee-based agreements with us, supported by minimum volume commitments and inflation adjustments. We will consolidate WNRL into our financial reporting and all intercompany transactions will be eliminated. Our consolidated net income commencing in the fourth quarter of 2013 will reflect the effect of the elimination of the publicly owned limited partner interest in WNRL.

Major Influences on Results of Operations
Refining. Our net sales fluctuate significantly with movements in refined product prices and the cost of crude oil and other feedstocks. The spread between our cost of crude oil and other feedstocks and our sales prices for refined products is the primary factor affecting our earnings and cash flows from operations. Factors driving the movement in petroleum based commodities pricing includes supply and demand for crude oil and other feedstocks, gasoline, and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; logistics constraints; availability of imports; marketing of competitive fuels; price differentials between various types of crude oils; and Renewable Fuel Standards and other government regulations.
Other impacts to our overall refinery gross margins include the sale of lower value products such as residuum and propane as well as refinery production loss. Higher crude costs tend to have a negative effect on the margin for lower value product sales. Our refinery product yield volume is less than our total refinery throughput volume; a higher yield loss negatively impacts our gross margin. Also affecting refining margins, within refinery cost of products sold, is the impact of our economic hedging activity entered into primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product, and blendstock inventories. Consolidated cost of products sold for the nine months ended September 30, 2013 includes $86.0 million of realized and non-cash unrealized net gains from our economic hedging activities, which is recorded in refining cost of products sold. The non-cash unrealized net gains included in this total were $83.7 million for the period. Our results of operations are also significantly affected by our refineries’ direct operating expenses, including the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
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
Periodically we have planned maintenance turnarounds at our refineries that are expensed as incurred. We completed a refinery maintenance turnaround at our Gallup refinery during October 2012. In the first quarter of 2013, we completed a scheduled maintenance turnaround for the north side units of the El Paso refinery. In addition to planned outages, we occasionally experience unplanned downtime due to circumstances outside of our control. Certain of these outages qualify for reimbursement as business interruption losses, and we record these reimbursements as revenues. Net sales for the three and nine months ended September 30, 2013, includes $15.3 million and $22.2 million, respectively, in business interruption recoveries related to processing outages that occurred during the first and fourth quarters of 2011. For the three and nine months ended September 30, 2012, we received $4.0 million in business interruption recoveries related to the 2011 first quarter processing outage at our El Paso refinery.
The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. We have no control over the changing market value of our crude oil and refined products inventories. Our inventory of crude oil and the majority of our refined products are valued at the lower of cost or market under the last-in, first-out ("LIFO"), inventory valuation methodology. If the market value of our inventories decline below our cost basis, we would record a write-down of our inventories resulting in a non-cash charge to our cost of products sold. Under the LIFO inventory valuation method, this write-down is subject to recovery in future periods to the extent the market values of our inventories equal our cost basis relative to any LIFO inventory valuation write-downs previously recorded. See Note 5, Inventories, in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more information on the impact of LIFO inventory accounting.
Wholesale. Earnings and cash flows from our wholesale business segment are primarily affected by the sales volumes and margins of gasoline, diesel fuel, and lubricants sold. These margins are equal to the sales price, net of discounts less total cost of sales, and are measured on a cents per gallon ("cpg") basis. Factors that influence margins include local supply, demand, and competition.

Prior to August 31, 2012, we purchased refined products to sell through our wholesale group in the Mid-Atlantic region from various third parties. On August 31, 2012, we entered into an exclusive supply and marketing agreement with a third party covering activities related to our refined product supply, hedging, and sales in the Mid-Atlantic region. Under the supply agreement, we receive monthly distribution amounts from the supplier equal to one-half of the amount by which our refined product sales exceeds the supplier's costs of acquiring, transporting, and hedging the refined product. To the extent our refined product sales do not exceed the refined product costs during any month, we pay one-half of that amount to the supplier. Our payments to the supplier are limited to an aggregate annual amount of $2.0 million.
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
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). In order to apply these principles, we must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates, and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K.
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

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and nine months ended September 30, 2013 and 2012. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.

Consolidated
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	Three Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$2,447,610	$2,446,317	$1,293
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	2,177,623	2,207,424	(29,801)
Direct operating expenses (exclusive of depreciation and amortization) (1)	123,474	127,884	(4,410)
Selling, general, and administrative expenses	28,777	26,986	1,791
Gain on disposal of assets, net	(7,024)	—	(7,024)
Maintenance turnaround expense	2,895	31,065	(28,170)
Depreciation and amortization	27,735	23,577	4,158
Total operating costs and expenses	2,353,480	2,416,936	(63,456)
Operating income	94,130	29,381	64,749
Other income (expense):
Interest income	155	165	(10)
Interest expense and other financing costs	(13,432)	(18,000)	4,568
Amortization of loan fees	(1,523)	(1,641)	118
Loss on extinguishment of debt	(6)	—	(6)
Other, net	94	(646)	740
Income before income taxes	79,418	9,259	70,159
Provision for income taxes	(29,074)	(2,961)	(26,113)
Net income	$50,344	$6,298	$44,046

Basic earnings per share	$0.63	$0.07	$0.56
Diluted earnings per share	$0.53	$0.07	$0.46
Dividends declared per common share	$0.18	$0.08	$0.10
Weighted average basic shares outstanding	80,254	90,134	(9,880)
Weighted average dilutive shares outstanding	102,720	90,134	12,586

(1)
Excludes $1,113.1 million and $1,281.3 million of intercompany sales; $1,109.6 million and $1,279.3 million of intercompany cost of products sold; and $3.5 million and $2.0 million of intercompany direct operating expenses for the three months ended September 30, 2013 and 2012, respectively.

	Three Months Ended
	September 30,
	2013	2012	Change
	(In thousands)
Key Operating Statistics
Fuel sales volume, including intersegment sales (barrels)
Refining	16,254	16,995	(741)
Wholesale	9,507	9,786	(279)
Retail	1,860	1,850	10
Total fuel sales volume (1)	27,621	28,631	(1,010)

Costs and expenses, net of intersegment costs
Refining	$986,159	$958,392	$27,767
Wholesale	1,009,710	1,070,500	(60,790)
Retail	305,228	306,416	(1,188)
Total cost of products sold and direct operating expenses	$2,301,097	$2,335,308	$(34,211)

Economic Hedging Activities Recognized Within Cost of Products Sold
Realized hedging gain (loss), net	$12,739	$(73,150)	$85,889
Unrealized hedging gain (loss), net	25,745	(152,784)	178,529
Total hedging gain (loss), net	$38,484	$(225,934)	$264,418

Cash Flow Data
Net cash provided by (used in):
Operating activities	$90,089	$247,440	$(157,351)
Investing activities	(38,902)	(71,325)	32,423
Financing activities	(52,381)	(12,368)	(40,013)

Other Data
Adjusted EBITDA (2)	$92,240	$236,326	$(144,086)
Capital expenditures	45,935	71,326	(25,391)

(1)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 11.4% of our total consolidated sales volumes for the three months ended September 30, 2013. We distribute the majority of the refined products that we purchase through our wholesale sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
	September 30,
	2013	2012	Change
	(In thousands)
Net income	$50,344	$6,298	$44,046
Interest expense and other financing costs	13,432	18,000	(4,568)
Provision for income taxes	29,074	2,961	26,113
Amortization of loan fees	1,523	1,641	(118)
Gain on disposal of assets, net	(7,024)	—	(7,024)
Depreciation and amortization	27,735	23,577	4,158
Maintenance turnaround expense	2,895	31,065	(28,170)
Loss on extinguishment of debt	6	—	6
Unrealized (gain) loss on commodity hedging transactions	(25,745)	152,784	(178,529)
Adjusted EBITDA	$92,240	$236,326	$(144,086)
Overview. The increase in net income was primarily due to increases in our refining and wholesale segment margins resulting in part from commodity hedging activities and lower maintenance turnaround expenses. Between periods, our commodity hedging activities resulted in a $264.4 million increase in our refining margins for 2013 over 2012. We discuss economic hedging gains and losses in detail within our Refining Segment analysis under Refinery Gross Margin. The net decrease to non-product related operating costs in 2013 over 2012 resulted from fewer maintenance and turnaround costs and direct operating expenses offset by greater depreciation expense.
We analyze segment margins as a function of net sales less cost of products sold (exclusive of depreciation and amortization). At a consolidated level, our margin increased by $31.1 million due to increases of $23.9 million, $5.1 million, and $2.1 million from our refining, wholesale, and retail groups, respectively, net of intercompany transactions that eliminate in consolidation.
Direct Operating Expenses (exclusive of depreciation and amortization). The decrease in direct operating expenses resulted from decreases of $4.4 million and $0.7 million from our refining and wholesale groups, respectively, partially offset by an increase from our retail group of $0.7 million, net of intercompany transactions that eliminate in consolidation.
Selling, General, and Administrative Expenses. The increase in selling, general, and administrative expenses resulted from increases of $1.0 million and $0.8 million in our refining group and corporate overhead. The increase in corporate overhead was due to higher professional and legal services and information technology expenses during the current quarter offset by lower lease and public company expenses.
Gain on Disposal of Assets, Net. The net gain during the three months ended September 30, 2013 was from the sale of certain idle Bloomfield refinery assets.
Maintenance Turnaround Expense. During the three months ended September 30, 2013, we incurred turnaround expenses in preparation for a planned 2014 turnaround at the El Paso refinery. During the three months ended September 30, 2012, we incurred turnaround expenses in connection with the third quarter 2012 turnaround at our Gallup refinery. The Gallup turnaround was completed in October 2012.

Depreciation and Amortization. The increase between periods is primarily due to additional depreciation at our El Paso refinery ($1.2 million) related to first quarter of 2013 capital additions and at our Gallup refinery ($0.9 million) resulting from assets capitalized during the third and fourth quarters of 2012. There was additional depreciation associated with our refining logistics ($1.0 million) due to the ongoing expansion of our Delaware Basin logistics system.
Operating Income. The increase was primarily the result of economic hedging activity and lower direct operating expenses and turnaround costs, partially offset by higher depreciation expense.
Interest Income. Interest income for the three months ended September 30, 2013 and 2012 remained relatively unchanged.
Interest Expense and Other Financing Costs. The decrease was attributable to lower debt levels and lower average cost of borrowing during the three months ended September 30, 2013 compared to the same period in 2012.
Amortization of Loan Fees. The decrease was due to the retirement of our Term Loan and 11.25% Senior Secured Notes and resultant write-off of related loan fees.
Loss on Extinguishment of Debt. The loss recorded for the three months ended September 30, 2012 was attributable to the prepayment of our Term Loan.
Other, Net. Other expense, net for 2012 includes a legal expense compared to rental revenues in the current period.
Provision for Income Taxes. We recorded income tax expense for the three months ended September 30, 2013 and 2012. The effective tax rates for the three months ended September 30, 2013 and 2012 were 36.6% and 32.0%, respectively, compared to the federal statutory rate of 35%. The effective tax rate for the three months ended September 30, 2013 was higher than the statutory tax rate primarily due to state obligations offset by the Domestic Production Activity Deduction. The effective tax rate for the three months ended September 30, 2012 was slightly lower than the statutory tax rate primarily due to various discrete items.
See additional analysis under the Refining Segment, Wholesale Segment, and Retail Segment.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$7,063,789	$7,254,877	$(191,088)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	5,961,690	6,343,610	(381,920)
Direct operating expenses (exclusive of depreciation and amortization) (1)	359,195	360,257	(1,062)
Selling, general, and administrative expenses	84,779	80,083	4,696
Gain on disposal of assets, net	(7,024)	(1,891)	(5,133)
Maintenance turnaround expense	46,098	33,377	12,721
Depreciation and amortization	79,210	69,108	10,102
Total operating costs and expenses	6,523,948	6,884,544	(360,596)
Operating income	539,841	370,333	169,508
Other income (expense):
Interest income	541	560	(19)
Interest expense and other financing costs	(46,101)	(63,930)	17,829
Amortization of loan fees	(4,642)	(5,219)	577
Loss on extinguishment of debt	(46,772)	(7,654)	(39,118)
Other, net	392	637	(245)
Income before income taxes	443,259	294,727	148,532
Provision for income taxes	(159,937)	(103,429)	(56,508)
Net income	$283,322	$191,298	$92,024

Basic earnings per share	$3.40	$2.11	$1.29
Diluted earnings per share	$2.80	$1.84	$0.96
Dividends declared per common share	$0.42	$0.16	$0.26
Weighted average basic shares outstanding	83,100	89,835	(6,735)
Weighted average dilutive shares outstanding	105,602	110,412	(4,810)

(1)
Excludes $3,253.0 million and $3,810.4 million of intercompany sales; $3,244.3 million and $3,805.1 million of intercompany cost of products sold; and $8.7 million and $5.3 million of intercompany direct operating expenses for the nine months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands)
Key Operating Statistics
Fuel sales volume, including intersegment sales (barrels)
Refining	47,478	51,387	(3,909)
Wholesale	27,562	27,724	(162)
Retail	5,421	5,148	273
Total fuel sales volume (1)	80,461	84,259	(3,798)

Costs and expenses, net of intersegment costs
Refining	$2,502,512	$2,771,702	$(269,190)
Wholesale	2,934,002	3,069,414	(135,412)
Retail	884,371	862,751	21,620
Total cost of products sold and direct operating expenses	$6,320,885	$6,703,867	$(382,982)

Economic Hedging Activities Recognized Within Cost of Products Sold
Realized hedging gain (loss), net	$2,250	$(108,516)	$110,766
Unrealized hedging gain (loss), net	83,713	(311,191)	394,904
Total hedging gain (loss), net	$85,963	$(419,707)	$505,670

Cash Flow Data
Net cash provided by (used in):
Operating activities	$349,413	$596,297	$(246,884)
Investing activities	(140,322)	89,924	(230,246)
Financing activities	(291,917)	(347,206)	55,289

Other Data
Adjusted EBITDA (2)	$575,345	$785,206	$(209,861)
Capital expenditures	147,789	130,723	17,066

Balance Sheet Data (at end of period)
Cash and cash equivalents	$371,141	$509,844	$(138,703)
Working capital	371,392	700,767	(329,375)
Total assets	2,549,078	2,620,130	(71,052)
Total debt	554,487	495,789	58,698
Shareholders’ equity	917,070	999,271	(82,201)

(1)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 13.9% of our total consolidated sales volumes for the nine months ended September 30, 2013. The majority of the purchased refined products are distributed through our wholesale refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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
Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands)
Net income	$283,322	$191,298	$92,024
Interest expense and other financing costs	46,101	63,930	(17,829)
Provision for income taxes	159,937	103,429	56,508
Amortization of loan fees	4,642	5,219	(577)
Gain on disposal of assets, net	(7,024)	—	(7,024)
Depreciation and amortization	79,210	69,108	10,102
Maintenance turnaround expense	46,098	33,377	12,721
Loss on extinguishment of debt	46,772	7,654	39,118
Unrealized (gain) loss on commodity hedging transactions	(83,713)	311,191	(394,904)
Adjusted EBITDA	$575,345	$785,206	$(209,861)
Overview. The increase in net income was primarily due to the difference in results from our commodity hedging activities between periods coupled with a decrease in interest and other financing costs. We discuss economic hedging gains and losses in greater detail within our Refining Segment analysis under Refinery Gross Margin. Offsetting these positive impacts to net income were increases in maintenance turnaround expense, depreciation expense, losses on extinguishment of debt, and a greater provision for income taxes.
We analyze segment margins as a function of net sales less cost of products sold (exclusive of depreciation and amortization). At a consolidated level, our margin increased by $190.8 million due largely to an increase in our refining margins of $187.5 million, which is a reflection of realized and unrealized commodity hedging gains and losses recorded within cost of products sold. The retail and wholesale groups recognized a margin increase of $1.7 million and $1.6 million, respectively, net of intercompany transactions that eliminate in consolidation.
Direct Operating Expenses (exclusive of depreciation and amortization). The decrease in direct operating expenses resulted from decreases of $3.0 million and $2.8 million from our wholesale and refining groups, respectively, partially offset by an increase from our retail group of $4.7 million, net of intercompany transactions that eliminate in consolidation.
Selling, General, and Administrative Expenses. The increase in selling, general, and administrative expenses resulted from increases of $2.1 million, $1.7 million, and $0.8 million in our refining group, corporate overhead, and wholesale group, respectively. The increase in corporate overhead was due to higher employee expense, information technology and outside service expenses, offset by lower lease and public company expenses.
Gain on Disposal of Assets, Net. The net gain during the nine months ended September 30, 2013 was the result of the sale of certain idle Bloomfield refinery assets. The net gain during the nine months ended September 30, 2012 was related to sales of assets from our refining and wholesale groups of $1.4 million and $0.5 million, respectively.
Maintenance Turnaround Expense. During the nine months ended September 30, 2013, we incurred turnaround expenses primarily associated with the planned turnaround of the north side units of our El Paso Refinery that was completed in the first quarter of 2013 and the planned first quarter 2014 El Paso turnaround. During the nine months ended September 30, 2012, we incurred turnaround expenses in connection with the planned turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.
Depreciation and Amortization. The increase between periods is primarily due to additional depreciation at our Gallup refinery ($5.0 million) resulting from additional assets capitalized during the third and fourth quarters of 2012 and at our El Paso refinery ($2.9 million) related to first quarter of 2013 capital additions. Also, there was additional depreciation associated with our refining logistics ($0.7 million) due to the ongoing expansion of our Delaware Basin logistics system.
Operating Income. The increase was primarily the result of gains from commodity hedging activities compared to losses in the prior year, a total impact of $505.7 million. Partially offsetting the increase were higher maintenance turnaround expenses and depreciation and amortization expense.
Interest Income. Interest income for the nine months ended September 30, 2013 and 2012 remained relatively unchanged.
Interest Expense and Other Financing Costs. The decrease was attributable to lower debt levels and lower average cost of borrowing during the nine months ended September 30, 2013 compared to the same period in 2012.
Amortization of Loan Fees. The decrease was due to the retirement of our Term Loan and Senior Secured Notes and resultant write-off of related loan fees.
Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt for the nine months ended September 30, 2013 resulting from the tender offer for our Senior Secured Notes. The loss recorded for the nine months ended September 30, 2012 was attributable to the prepayment of our Term Loan.
Other, Net. Other expense, net for 2012 includes amounts primarily related to a distribution from a one-time transaction that occurred through a partnership investment we hold ($1.4 million).
Provision for Income Taxes. We recorded income tax expense for the nine months ended September 30, 2013 and 2012. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 36.1% and 35.1%, respectively, compared to the federal statutory rate of 35%. The effective tax rates for both periods were slightly higher than the statutory rate primarily due to state obligations offset by the Domestic Production Activity Deduction.
See additional analysis under the Refining Segment, Wholesale Segment, and Retail Segment.

Refining Segment
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	Three Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,996,642	$2,101,821	$(105,179)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,787,848	1,918,395	(130,547)
Direct operating expenses (exclusive of depreciation and amortization)	82,893	85,848	(2,955)
Selling, general, and administrative expenses	7,245	6,222	1,023
Gain on disposal of assets, net	(7,024)	—	(7,024)
Maintenance turnaround expense	2,895	31,065	(28,170)
Depreciation and amortization	22,576	19,477	3,099
Total operating costs and expenses	1,896,433	2,061,007	(164,574)
Operating income	$100,209	$40,814	$59,395
Key Operating Statistics
Total sales volume (bpd)	176,675	184,728	(8,053)
Total refinery production (bpd)	156,431	141,712	14,719
Total refinery throughput (bpd) (2)	159,622	144,198	15,424
Per barrel of throughput:
Refinery gross margin (1) (3)	$14.22	$13.83	$0.39
Refinery gross margin excluding hedging activities (1) (3)	11.60	28.89	(17.29)
Gross profit (1) (3)	12.68	12.36	0.32
Direct operating expenses (4)	5.64	6.47	(0.83)
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries (El Paso and Gallup)

	Three Months Ended
	September 30,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	80,773	72,751	8,022
Diesel and jet fuel	65,076	59,414	5,662
Residuum	6,188	5,924	264
Other	4,394	3,623	771
Total refinery production (bpd)	156,431	141,712	14,719
Refinery throughput (bpd):
Sweet crude oil	125,875	111,922	13,953
Sour crude oil	26,583	23,133	3,450
Other feedstocks and blendstocks	7,164	9,143	(1,979)
Total refinery throughput (bpd) (2)	159,622	144,198	15,424

El Paso Refinery

	Three Months Ended
	September 30,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	63,737	60,105	3,632
Diesel and jet fuel	57,686	53,609	4,077
Residuum	6,188	5,924	264
Other	3,645	2,938	707
Total refinery production (bpd)	131,256	122,576	8,680
Refinery throughput (bpd):
Sweet crude oil	101,660	93,703	7,957
Sour crude oil	26,583	23,133	3,450
Other feedstocks and blendstocks	5,315	7,528	(2,213)
Total refinery throughput (bpd) (2)	133,558	124,364	9,194
Total sales volume (bpd)	142,151	151,161	(9,010)
Per barrel of throughput:
Refinery gross margin (1) (3)	$11.56	$28.40	$(16.84)
Direct operating expenses (4)	4.35	5.21	(0.86)

Gallup Refinery

	Three Months Ended
	September 30,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	17,036	12,646	4,390
Diesel and jet fuel	7,390	5,805	1,585
Other	749	685	64
Total refinery production (bpd)	25,175	19,136	6,039
Refinery throughput (bpd):
Sweet crude oil	24,215	18,219	5,996
Other feedstocks and blendstocks	1,849	1,615	234
Total refinery throughput (bpd) (2)	26,064	19,834	6,230
Total sales volume (bpd)	34,524	33,567	957
Per barrel of throughput:
Refinery gross margin (1) (3)	$10.63	$29.48	$(18.85)
Direct operating expenses (4)	8.91	10.97	(2.06)

(1)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Three Months Ended
	September 30,
	2013	2012	Change
	(In thousands)
Realized hedging gain (loss), net	$12,739	$(47,102)	$59,841
Unrealized hedging gain (loss), net	25,745	(152,784)	178,529
Total hedging gain (loss), net	$38,484	$(199,886)	$238,370

(2)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Net realized and net non-cash unrealized economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Refinery sales and cost of products sold are direct components of our Condensed Consolidated Statement of Operations, which includes the netting effect of intercompany sales and cost eliminations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Three Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,996,642	$2,101,821	$(105,179)
Cost of products sold (exclusive of depreciation and amortization)	1,787,848	1,918,395	(130,547)
Depreciation and amortization	22,576	19,477	3,099
Gross profit	186,218	163,949	22,269
Plus depreciation and amortization	22,576	19,477	3,099
Refinery gross margin	$208,794	$183,426	$25,368
Refinery gross margin per refinery throughput barrel	$14.22	$13.83	$0.39
Gross profit per refinery throughput barrel	$12.68	$12.36	$0.32

(4)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Overview. The increase in operating income resulted from unrealized gains from commodity hedging activity in the current quarter compared to unrealized losses in the third quarter of 2012. Excluding commodity hedging activities, operating income decreased primarily because of lower refining margins influenced by a weaker refining margin environment during the current quarter. During the quarter, our margins were affected by the negative impact of the narrowing differential between WTI crude oil and Brent crude oil and the decline of the WTI Midland/Cushing discount at our El Paso refinery. While these commodity discounts were still positive for the majority of the quarter, the overall margin benefit was less in this quarter when compared to the prior year. We discuss these discounts further under Refinery Gross Margin below. Lower quarter over quarter direct operating expenses and turnaround expenses contributed to the overall increase in operating income. The higher throughput volumes were the result of the expansion of our Gallup refinery that was completed in October 2012 and increased intermediate feedstock throughput volumes at our El Paso refinery.
Refinery Gross Margin. Refinery gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Refinery gross margin increased quarter over quarter due to an increase in net realized and unrealized economic hedging gains. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging gains when forward spreads are valued beneath our fixed contract margins. We record hedging gains or losses in cost of product sold that directly impacts our refining gross margin. Our current quarter refining gross margin included greater net realized and unrealized commodity hedging gains when compared to the third quarter of 2012. This gross margin increase was partially offset by decreases in our sales volumes and average selling price per barrel coupled with an increase in the average per barrel cost of crude oil and feedstocks.
Excluding the impact of hedging activities, refining margin per throughput barrel decreased in a manner consistent with the decrease in industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread fell to $15.53 in the third quarter of 2013 from $33.63 in the third quarter of 2012. Our crude oil purchases are based on pricing tied to WTI, which in recent quarters has traded at a significant discount to Brent crude oil. During the third quarter this differential declined to an average of $4.51 per barrel and, while it positively impacted our margins, the benefit was less than in the same period in 2012. During 2012 and in the nine months of 2013, our refining margins reflected the increased price differential between WTI Cushing crude oil and WTI Midland crude oil. During the third quarter of 2013 at our El Paso refinery this differential averaged only $0.36 per barrel compared to $1.12 for the third quarter of 2012.
Our refining margins were also affected by the higher cost of Renewal Identification Numbers ("RINs"). The net cost of RINs was $0.9 million for the three months ended September 30, 2013 compared to $0.1 million for the three months ended September 30, 2012. Total refinery throughput increased by 1.4 million barrels quarter over quarter primarily due to increased intermediate feedstock runs subsequent to the turnaround of the north side units of our El Paso refinery during the first quarter of 2013. Our refined product sales volume decreased to 16.3 million barrels during the third quarter of 2013 from 17.0 million barrels during the third quarter of 2012.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased quarter over quarter primarily due to lower property tax expense ($8.0 million) resulting from a revised property appraisal and resultant refund of property taxes paid for 2012. This decrease was partially offset by higher maintenance expenses ($3.3 million) due primarily to tank cleanings, building repairs and other materials and repair expenses at El Paso and equipment repairs and replacements at Gallup's wastewater treatment facility. Also offsetting the decrease were environmental expenses ($1.7 million) associated with disposal of waste materials from tank cleanings and other disposals at both refineries, and environmental consulting services.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased during the quarter primarily due to increased outside support services ($0.5 million), professional and legal services ($0.3 million), and employee expenses ($0.1 million).
Gain on Disposal of Assets, Net. The gain on disposal of assets for the three months ended September 30, 2013 resulted from the sale of certain idle Bloomfield refinery assets.
Maintenance Turnaround Expense. During the three months ended September 30, 2013, we incurred turnaround expenses in preparation for a planned 2014 turnaround at the El Paso refinery. During the three months ended September 30, 2012, we incurred turnaround expenses in connection with the turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation at our Gallup refinery ($0.9 million) and El Paso refinery ($1.2 million) primarily resulting from assets capitalized during the third and fourth quarters of 2012 for Gallup and the first quarter of 2013 for El Paso. There was additional depreciation associated with our refining logistics ($1.0 million) due to the ongoing expansion of our Delaware Basin logistics system.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$5,774,210	$6,417,032	$(642,822)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	4,852,728	5,686,430	(833,702)
Direct operating expenses (exclusive of depreciation and amortization)	238,106	237,536	570
Selling, general, and administrative expenses	21,357	19,278	2,079
Gain on disposal of assets, net	(7,024)	(1,382)	(5,642)
Maintenance turnaround expense	46,098	33,377	12,721
Depreciation and amortization	65,341	56,828	8,513
Total operating costs and expenses	5,216,606	6,032,067	(815,461)
Operating income	$557,604	$384,965	$172,639
Key Operating Statistics
Total sales volume (bpd)	173,911	187,564	(13,653)
Total refinery production (bpd)	145,395	146,662	(1,267)
Total refinery throughput (bpd) (2)	148,130	148,981	(851)
Per barrel of throughput:
Refinery gross margin (1) (3)	$22.79	$17.90	$4.89
Refinery gross margin excluding hedging activities (1) (3)	20.66	27.60	(6.94)
Gross profit (1) (4)	21.17	16.51	4.66
Direct operating expenses (4)	5.89	5.82	0.07
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries (El Paso and Gallup)

	Nine Months Ended
	September 30,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	77,471	75,872	1,599
Diesel and jet fuel	58,477	61,132	(2,655)
Residuum	5,388	5,582	(194)
Other	4,059	4,076	(17)
Total refinery production (bpd)	145,395	146,662	(1,267)
Refinery throughput (bpd):
Sweet crude oil	114,873	114,055	818
Sour crude oil	25,292	24,163	1,129
Other feedstocks and blendstocks	7,965	10,763	(2,798)
Total refinery throughput (bpd) (2)	148,130	148,981	(851)

El Paso Refinery

	Nine Months Ended
	September 30,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	60,399	60,673	(274)
Diesel and jet fuel	51,371	54,447	(3,076)
Residuum	5,388	5,582	(194)
Other	3,302	3,234	68
Total refinery production (bpd)	120,460	123,936	(3,476)
Refinery throughput (bpd):
Sweet crude oil	90,997	93,134	(2,137)
Sour crude oil	25,292	24,163	1,129
Other feedstocks and blendstocks	6,222	8,338	(2,116)
Total refinery throughput (bpd) (2)	122,511	125,635	(3,124)
Total sales volume (bpd)	139,689	154,267	(14,578)
Per barrel of throughput:
Refinery gross margin (1) (3)	$20.54	$27.37	$(6.83)
Direct operating expenses (4)	4.43	4.55	(0.12)

Gallup Refinery

	Nine Months Ended
	September 30,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	17,072	15,199	1,873
Diesel and jet fuel	7,106	6,685	421
Other	757	842	(85)
Total refinery production (bpd)	24,935	22,726	2,209
Refinery throughput (bpd):
Sweet crude oil	23,876	20,921	2,955
Other feedstocks and blendstocks	1,743	2,425	(682)
Total refinery throughput (bpd) (2)	25,619	23,346	2,273
Total sales volume (bpd)	34,222	33,276	946
Per barrel of throughput:
Refinery gross margin (1) (3)	$20.38	$27.63	$(7.25)
Direct operating expenses (4)	9.79	9.04	0.75

(1)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands)
Realized hedging gain (loss), net	$2,250	$(84,873)	$87,123
Unrealized hedging gain (loss), net	83,713	(311,191)	394,904
Total hedging gain (loss), net	$85,963	$(396,064)	$482,027

(2)	Total refinery throughput includes crude oil, other feedstocks, and blendstocks.

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Net realized and net non-cash unrealized economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Refinery sales and cost of products sold are direct components of our Condensed Consolidated Statement of Operations, which includes the netting effect of intercompany sales and cost eliminations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$5,774,210	$6,417,032	$(642,822)
Cost of products sold (exclusive of depreciation and amortization)	4,852,728	5,686,430	(833,702)
Depreciation and amortization	65,341	56,828	8,513
Gross profit	856,141	673,774	182,367
Plus depreciation and amortization	65,341	56,828	8,513
Refinery gross margin	$921,482	$730,602	$190,880
Refinery gross margin per refinery throughput barrel	$22.79	$17.90	$4.89
Gross profit per refinery throughput barrel	$21.17	$16.51	$4.66

(4)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Overview. The increase in operating income was primarily attributable to an unrealized hedging gain of $83.7 million compared to an unrealized hedging loss of $311.2 million for the nine months ended September 30, 2013 and 2012, respectively. Operating income in the current period was negatively impacted by increased turnaround expenses and lower throughput and sales volumes associated with the turnaround of the north side units of our El Paso refinery that was completed during the first quarter of 2013. The lower throughput and sales volumes resulting from the planned north side shutdown reduced our overall refining margins.
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
Excluding the impact of hedging activities, refining margin per throughput barrel decreased. We continue to realize the positive impact from the discount of WTI crude oil to Brent crude oil, and more recently the WTI Midland/Cushing discount at our El Paso Refinery, however, less so in this period when compared to the prior year. The Gulf Coast benchmark 3:2:1 crack spread decreased from $29.34 in the first nine months of 2012 to $22.37 in the first nine months of 2013. We base all of our crude oil purchases on pricing tied to WTI, and our margins were positively impacted by the discount of WTI crude oil to Brent crude oil. The WTI/Brent discount has been volatile over the past two years due in part to new and proposed crude oil pipeline capacity additions in the Permian Basin and at Cushing, Oklahoma. The amount of this discount fluctuates and is difficult to predict. During 2012 and the first nine months of 2013, the refining margin reflected the increased price differential between WTI Cushing crude oil and WTI Midland crude oil. For our El Paso refinery, this differential averaged $1.23 per barrel for the first nine months of 2013 compared to $2.85 for the first nine months of 2012. Permian Basin crude oil production continues to increase, providing additional cost-advantaged crude oil for our El Paso refinery and contributes to the discount we receive on WTI Midland crude oil.
Our refining margins were also affected by the higher cost of RINs and by lower throughputs. The net cost of RINs was $13.7 million for the nine months ended September 30, 2013 compared to $3.4 million for the nine months ended September 30, 2012. Total refinery throughput decreased by 0.4 million barrels primarily due to the scheduled turnaround of the north side units of our El Paso refinery during the first quarter of 2013. Also, our refined product sales volume decreased to 47.5 million barrels during the first nine months of 2013 from 51.4 million barrels during the first nine months of 2012.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased period over period primarily due to lower property tax expense ($17.5 million) resulting from a revised property appraisal and resultant refund of property taxes paid for 2012, partially offset by higher employee expenses ($8.6 million) associated with incentive compensation and increased wages associated with a scheduled maintenance turnaround of the north side units of our El Paso refinery, energy expenses ($4.3 million) due to cost increases in natural gas, maintenance expenses ($4.0 million), and outside support services ($1.9 million) for inspection and consulting services for planned contract and consulting spending at Gallup and increased consulting expenses on our Four Corners area pipelines offset by lower current year contracted tank cleaning expenses.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased primarily due to greater employee expenses ($1.1 million) associated with overall wage increases and higher headcount in refining's supply and trading and purchasing departments.
Gain on Disposal of Assets, Net. The gain on disposal of assets for the nine months ended September 30, 2013 was the result of the sale of certain idle Bloomfield refinery assets. The gain on disposal of assets for the nine months ended September 30, 2012 was primarily the result of transactions relating to the sale of catalyst from our refineries.
Maintenance Turnaround Expense. During the first nine months of 2013, we incurred turnaround expenses associated with a turnaround of the north side units of our El Paso refinery completed during the first quarter of 2013 as well as expenses associated with a planned 2014 turnaround of the south side units. During the first nine months of 2012, we incurred turnaround expenses in connection with the planned turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation at our Gallup refinery ($5.0 million) and El Paso refinery ($2.9 million) primarily resulting from assets capitalized during the third and fourth quarters of 2012 in Gallup and the first quarter of 2013 in El Paso. This increase also includes an increase in the depreciation and amortization associated with refining logistics ($0.7 million).

Wholesale Segment
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	Three Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$1,242,365	$1,303,750	$(61,385)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,216,132	1,282,657	(66,525)
Direct operating expenses (exclusive of depreciation and amortization)	16,557	17,215	(658)
Selling, general, and administrative expenses	2,424	2,483	(59)
Depreciation and amortization	979	922	57
Total operating costs and expenses	1,236,092	1,303,277	(67,185)
Operating income	$6,273	$473	$5,800
Key Operating Data
Fuel gallons sold	399,291	411,024	(11,733)
Fuel gallons sold to retail (included in fuel gallons sold)	65,705	65,592	113
Average fuel sales price per gallon	$3.23	$3.30	$(0.07)
Average fuel cost per gallon	3.18	3.26	(0.08)
Fuel margin per gallon (1)	0.06	0.04	0.02

Lubricant gallons sold	2,986	2,965	21
Average lubricant sales price per gallon	$11.27	$11.15	$0.12
Average lubricant cost per gallon	10.10	10.05	0.05
Lubricant margin (2)	10.3%	9.9%	0.4%

Realized hedging loss	$—	$(26,048)	$26,048
Unrealized hedging loss	—	—	—

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Three Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$1,289,556	$1,355,561	$(66,005)
Excise taxes included in fuel sales	(89,791)	(93,023)	3,232
Lubricant sales	33,644	33,052	592
Other sales	8,956	8,160	796
Net sales	$1,242,365	$1,303,750	$(61,385)
Cost of Products Sold
Fuel cost of products sold	$1,270,421	$1,341,229	$(70,808)
Excise taxes included in fuel cost of products sold	(89,791)	(93,023)	3,232
Lubricant cost of products sold	30,164	29,791	373
Other cost of products sold	5,338	4,660	678
Cost of products sold	$1,216,132	$1,282,657	$(66,525)
Fuel margin per gallon (1)	$0.06	$0.04	$0.02

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

Overview. The increase in operating income was primarily due to higher combined Southwest and Northeast margins in the third quarter of 2013 compared to 2012. On August 31, 2012, our wholesale segment entered into a supply and marketing agreement with a third party covering activities related to refined product supply, hedging, and sales in the Mid-Atlantic region. Under the agreement we receive one-half of the margin between refined product sales and the supplier's cost of acquiring, transporting, and hedging the refined products. In the event of a negative margin we will pay one-half of the amount our refined product sales do not exceed the refined product costs. There is a limit of $2.0 million annually on our obligation to pay the supplier.
Wholesale Gross Margin. We analyze gross margin as a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Wholesale gross margin increased by $5.1 million consistent with increased overall industry trends in addition to a full quarter of results from our Northeast supply and marketing agreement compared to only a single month in the third quarter of 2012.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased quarter over quarter due to lower terminalling fees for our Northeast region operations ($1.6 million) partially offset by an increase in employee expenses ($0.9 million) due to an increase in headcount quarter over quarter.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses remained relatively unchanged quarter over quarter.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged quarter over quarter.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$3,618,413	$3,739,836	$(121,423)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,533,482	3,656,539	(123,057)
Direct operating expenses (exclusive of depreciation and amortization)	49,345	52,315	(2,970)
Selling, general, and administrative expenses	8,449	7,607	842
Gain on disposal of assets, net	—	(509)	509
Depreciation and amortization	2,944	2,826	118
Total operating costs and expenses	3,594,220	3,718,778	(124,558)
Operating income	$24,193	$21,058	$3,135
Key Operating Data
Fuel gallons sold	1,157,620	1,164,398	(6,778)
Fuel gallons sold to retail (included in fuel gallons sold)	191,463	181,969	9,494
Average fuel sales price per gallon	$3.25	$3.34	$(0.09)
Average fuel cost per gallon	3.19	3.29	(0.10)
Fuel margin per gallon (1)	0.07	0.06	0.01

Lubricant gallons sold	8,939	8,681	258
Average lubricant sales price per gallon	$11.15	$11.17	$(0.02)
Average lubricant cost per gallon	9.96	10.05	(0.09)
Lubricant margin (2)	10.7%	10.0%	0.7%

Realized hedging loss	$—	$(23,643)	$23,643
Unrealized hedging loss	—	—	—

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$3,758,333	$3,887,313	$(128,980)
Excise taxes included in fuel sales	(266,561)	(270,096)	3,535
Lubricant sales	99,661	96,939	2,722
Other sales	26,980	25,680	1,300
Net sales	$3,618,413	$3,739,836	$(121,423)
Cost of Products Sold
Fuel cost of products sold	$3,694,049	$3,826,462	$(132,413)
Excise taxes included in fuel cost of products sold	(266,561)	(270,096)	3,535
Lubricant cost of products sold	89,025	87,271	1,754
Other cost of products sold	16,969	12,902	4,067
Cost of products sold	$3,533,482	$3,656,539	$(123,057)
Fuel margin per gallon (1)	$0.07	$0.06	$0.01

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

Overview. The increase in operating income was primarily due to higher combined Southwest and Northeast margins in the current period. On August 31, 2012, our wholesale segment entered into a supply and marketing agreement with a third party covering activities related to refined product supply, hedging, and sales in the Mid-Atlantic region. Under the agreement we receive one-half of the margin between refined product sales and the supplier's cost of acquiring, transporting, and hedging the refined products. In the event of a negative margin we will pay one-half of the amount our refined product sales do not exceed the refined product costs. There is a limit of $2.0 million annually on our obligation to pay the supplier.
Wholesale Gross Margin. We analyze gross margin as a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Wholesale gross margin increased by $1.6 million consistent with increased overall industry margins in addition to nine months of results from our Northeast supply and marketing agreement compared to only a single month in the nine months ended September 30, 2012.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased due to lower terminalling fees for our Northeast region operations ($6.4 million) partially offset by increased employee expense ($2.3 million) due to an increase in headcount, environmental remediation expense ($0.5 million), maintenance expense ($0.3 million), and insurance expense ($0.3 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses remained relatively unchanged.
Gain on Disposal of Assets, Net. Gain on disposal of assets for the nine months ended September 30, 2012 was related primarily to gains on lease buy-outs and the subsequent sale of 17 fuel tanker trucks with no corresponding activity in the current period.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

Retail Segment
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	Three Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$321,710	$322,059	$(349)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	283,282	285,690	(2,408)
Direct operating expenses (exclusive of depreciation and amortization)	27,492	26,816	676
Selling, general, and administrative expenses	2,082	2,058	24
Depreciation and amortization	3,362	2,736	626
Total operating costs and expenses	316,218	317,300	(1,082)
Operating income	$5,492	$4,759	$733
Key Operating Data
Fuel gallons sold	78,132	77,695	437
Average fuel sales price per gallon	$3.51	$3.54	$(0.03)
Average fuel cost per gallon	3.29	3.34	(0.05)
Fuel margin per gallon (1)	0.22	0.20	0.02

Merchandise sales	$67,398	$67,056	$342
Merchandise margin (2)	28.9%	28.6%	0.3%
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Three Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$274,195	$274,833	$(638)
Excise taxes included in fuel sales	(30,137)	(29,211)	(926)
Merchandise sales	67,398	67,056	342
Other sales	10,254	9,381	873
Net sales	$321,710	$322,059	$(349)
Cost of Products Sold
Fuel cost of products sold	$257,378	$259,645	$(2,267)
Excise taxes included in fuel cost of products sold	(30,137)	(29,211)	(926)
Merchandise cost of products sold	47,893	47,892	1
Other cost of products sold	8,148	7,364	784
Cost of products sold	$283,282	$285,690	$(2,408)
Fuel margin per gallon (1)	$0.22	$0.20	$0.02

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

Overview. The increase in operating income was primarily due to increased operating margins coupled with higher fuel sales volumes.
Retail Gross Margin. Retail gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The increase in retail gross margin quarter over quarter was primarily the result of increased per gallon fuel margins coupled with increased merchandise sales.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses quarter over quarter was primarily due to increased credit card processing fees ($0.2 million), maintenance expense ($0.2 million), employee expense ($0.1 million), and utilities ($0.1 million).
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses remained relatively unchanged quarter over quarter.
Depreciation and Amortization. The increase in depreciation and amortization quarter over quarter was primarily due to the accelerated depreciation of certain assets. The majority of retail outlets added during 2012 was through operating leases and are therefore not depreciated.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$924,183	$908,398	$15,785
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	819,810	805,697	14,113
Direct operating expenses (exclusive of depreciation and amortization)	80,431	75,739	4,692
Selling, general, and administrative expenses	6,013	5,967	46
Depreciation and amortization	8,719	7,858	861
Total operating costs and expenses	914,973	895,261	19,712
Operating income	$9,210	$13,137	$(3,927)
Key Operating Data
Fuel gallons sold	227,683	216,220	11,463
Average fuel sales price per gallon	$3.47	$3.59	$(0.12)
Average fuel cost per gallon	3.28	3.39	(0.11)
Fuel margin per gallon (1)	0.19	0.20	(0.01)

Merchandise sales	$191,351	$186,542	$4,809
Merchandise margin (2)	28.7%	29.1%	(0.4)%
Operating retail outlets at period end	221	222	(1)
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$789,386	$776,110	13,276
Excise taxes included in fuel sales	(88,549)	(82,714)	(5,835)
Merchandise sales	191,351	186,542	4,809
Other sales	31,995	28,460	3,535
Net sales	$924,183	$908,398	$15,785
Cost of Products Sold
Fuel cost of products sold	$746,920	$733,874	$13,046
Excise taxes included in fuel cost of products sold	(88,549)	(82,714)	(5,835)
Merchandise cost of products sold	136,397	132,227	4,170
Other cost of products sold	25,042	22,310	2,732
Cost of products sold	$819,810	$805,697	$14,113
Fuel margin per gallon (1)	$0.19	$0.20	$(0.01)

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

Overview. During the first nine months of 2012, we added 13 stores to our retail network primarily in the second quarter. Our results of operations for the first nine months of 2013 reflect the activity generated by these additional stores for the full nine months as opposed to only a partial period in 2012. As such, we have segregated the same store activity from the new retail outlets within the following analysis of the results of operations. The decrease in operating income was primarily due to decreased same store operating margins and increased direct operating expenses. The effect of the new retail outlets added during the first nine months of 2012 was an increase in operating income of $0.4 million.
Retail Gross Margin. Retail gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The increase in retail gross margin was primarily the result of increased margin from new retail outlets added during 2012 partially offset by decreased per gallon fuel margins coupled with decreased same store merchandise sales. The effect of the new retail outlets added during 2012 was an increase of retail gross margin of $3.0 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to $2.3 million of current year to date expenses generated by retail outlets added during 2012. The addition of the new outlets resulted in increased employee expense ($1.1 million), lease expense ($0.5 million), credit card processing fees ($0.4 million), utilities ($0.3 million), and maintenance expense ($0.1 million). Additionally, same store credit card processing fees ($0.3 million), lease expense ($0.3 million), property tax expense ($0.2 million), employee expense ($1.0 million), and utilities ($0.1 million) also increased during the first nine months of 2013.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses remained relatively unchanged.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged. The majority of retail outlets added during 2012 was through operating leases and are therefore not depreciated.

Outlook
Our refining margins, excluding net realized and net non-cash unrealized gain or loss on hedging activities, were weaker in the third quarter of 2013 compared to the third quarter of 2012. The Gulf Coast benchmark 3:2:1 crack spread declined from an average of $33.63 for the three months ended September 30, 2012 to an average of $15.53 for the three months ended September 30, 2013. We base all of our crude oil purchases on pricing tied to WTI, and during the third quarter of 2013 the discount of WTI crude oil to Brent crude oil declined to an average of $4.51 for the quarter compared to $17.40 for the third quarter of 2012. However, the WTI/Brent discount has been volatile recently due to new and proposed crude oil pipeline capacity additions in the Permian Basin and in Cushing, Oklahoma. The WTI/Brent discount has improved thus far in the fourth quarter as compared to the third quarter of 2013 and month-to-date through October 28, 2013 it has averaged $8.29. The Gulf Coast benchmark 3:2:1 crack spread month-to-date through October 28, 2013 has averaged $10.06. During the second quarter of 2013, we completed the first two phases of our Delaware Basin logistics system that includes truck offloading, storage, and pipeline assets. The addition of these assets will increase our capacity to deliver cost advantaged crude oil from the Delaware Basin to our El Paso refinery.
Beginning in the first quarter of 2013 and continuing into the second and third quarters, we experienced significant volatility in the pricing of ethanol RINs as refiners essentially achieved full utilization of ethanol in gasoline blends. We expect this volatility to continue as the industry strives to meet Renewable Fuel Standards obligations.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities, existing cash balances, and borrowings under our Revolving Credit Agreement. We ended the quarter with $371.1 million of cash and cash equivalents and $656.2 million in gross availability under our Revolving Credit Agreement reduced by $261.6 million in outstanding letters of credit. As of September 30, 2013, we had no direct borrowings under the Revolving Credit Agreement. We continually evaluate the bank and capital markets for opportunities to further improve our capital structure and deliver additional value to our shareholders.
Our board of directors has authorized two separate share repurchase programs of up to $200 million under each program (the "July 2012 Program" and the "April 2013 Program"). Through September 30, 2013, we have utilized the entire

$200 million authorized under the July 2012 Program and $135.1 million under the April 2013 Program. The total share repurchase amount during the first nine months of 2013 between the July 2012 Program and the April 2013 Program was 8,080,028 shares at a cost of $252.8 million. Since inception through September 30, 2013, we have repurchased 11,404,163 shares at a cost of $335.1 million, under both programs. From September 30, 2013 to October 25, 2013, we did not purchase any additional shares. As of October 25, 2013, we had $64.9 million remaining in authorized expenditures under the April 2013 Program.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise and subject to market conditions, as well as corporate, regulatory, and other considerations. The share repurchase program may be discontinued at any time by our board of directors.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In thousands)
Net cash provided by operating activities	$349,413	$596,297	$(246,884)
Net cash provided by (used in) investing activities	(140,322)	89,924	(230,246)
Net cash used in financing activities	(291,917)	(347,206)	55,289
Net increase (decrease) in cash and cash equivalents	$(82,826)	$339,015	$(421,841)
The decrease in net cash from operating activities period over period was primarily the result of the following net changes between years:
•Net unrealized commodity hedging activity ($394.9 million decrease);
•Prepaid expenses ($149.8 million decrease);
•Accounts payable and accrued liabilities ($135.9 million decrease);
•Deferred income taxes ($172.9 million increase);
•Net income ($92.0 million increase);
•Other assets ($67.5 million increase);
•Inventories ($39.6 million increase);
•Loss on extinguishment of debt ($39.1 million increase); and
•Accounts receivable ($36.5 million increase).
The changes in components making up net income and results of our commodity hedging activity occurred for reasons discussed above. The decrease in prepaid expenses was primarily due to the timing of prepayments for crude oil to certain of our suppliers. The changes in deferred income taxes resulted primarily from the change in our net unrealized hedging activity between periods. The change in accounts payable and accrued liabilities was a matter of timing primarily driven by accruals related to the El Paso refinery turnaround during the first quarter of 2013.
Cash flows from operating activities for the nine months ended September 30, 2013 combined with $350.0 million from the issuance of long-term debt were primarily used for the following investing and financing activities:
•Payments on long-term debt ($325.3 million);
•Purchase of treasury stock ($252.8 million);
•Fund capital expenditures ($147.8 million);
•Payment of cash dividends ($34.9 million); and
•Debt retirement fees ($24.4 million).

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
Indebtedness
Our capital structure at September 30, 2013 and 2012 was as follows:

	September 30, 2013	September 30, 2012
	(In thousands)
Debt, including current maturities:
6.25% Senior Unsecured Notes, due 2021	$350,000	$—
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $19,775 for 2012	—	305,225
5.75% Convertible Senior Unsecured Notes, due 2014, net of conversion feature of $11,190 and $25,455 for 2013 and 2012, respectively	204,122	189,995
5.50% promissory note, due 2015	365	569
Revolving Credit Agreement	—	—
Long-term debt	554,487	495,789
Shareholders’ equity	917,070	999,271
Total capitalization	$1,471,557	$1,495,060
11.25% Senior Secured Notes
During the first and second quarters of 2013, we redeemed or otherwise purchased and canceled all outstanding 11.25% Senior Secured Notes for $349.4 million, including $24.4 million in redemption fees, resulting in a loss on extinguishment of debt of $46.7 million including the write-off of $4.2 million of unamortized loan fees.
6.25% Senior Unsecured Notes
On March 25, 2013, we entered into an indenture (the "2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the “2021 Notes”). The 2021 Notes are guaranteed on a senior unsecured basis by each of our wholly-owned domestic restricted subsidiaries that guarantee any of our indebtedness under our (a) Revolving Credit Agreement or (b) any other Credit Facilities (as each such term is defined in the 2021 Indenture), or any capital markets debt, in the case of clause (b), in a principal amount of at least $150.0 million. The 2021 Notes and the guarantees are our and each Guarantor's general obligations and will rank equally and ratably with all of our existing and future senior indebtedness and senior to our and the Guarantors’ subordinated indebtedness. The 2021 Notes will be effectively subordinated in right of payment to all secured indebtedness (including secured indebtedness under the Revolving Credit Agreement) to the extent of the value of the collateral securing such indebtedness. We will pay interest on the 2021 Notes semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on October 1, 2013. The 2021 Notes will mature on April 1, 2021. We used the proceeds from the offering primarily to redeem the 11.25% Senior Secured Notes. We incurred transaction and other financing fees of $7.5 million related to the issuance of the 2021 Notes.
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

5.75% Convertible Senior Unsecured Notes
The Convertible Senior Unsecured Notes (the "2014 Notes") are presently convertible at the option of the holder. The conversion rate as of September 30, 2013 was 103.8100 for each $1,000 of principal amount of the 2014 Notes. The 2014 Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds 130% of the applicable conversion price in effect for the 2014 Notes on the last trading day of the immediately preceding calendar quarter for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any 2014 Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash, or a combination thereof. We intend to fund the retirement of the 2014 Notes in June of 2014 through a combination of cash generated from operations, existing cash balances, and the delivery of shares of our common stock.
During the three and nine months ended September 30, 2013, $0.1 million in 2014 Notes at par value were presented for conversion, respectively. These conversions were settled in cash and resulted in immaterial losses on extinguishment of debt for the three and nine months ended September 30, 2013. As of September 30, 2013, the if-converted value of the 2014 Notes exceeded its principal amount by $456.1 million.
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
Revolving Credit Agreement
On April 11, 2013, we entered into the Second Amended and Restated Revolving Credit Agreement that provided for increased total borrowing capacity over the previous agreement. Lenders under the Revolving Credit Agreement extended $900.0 million in commitments that mature on April 11, 2018, and incorporate a borrowing base tied to eligible accounts receivable and inventory. The Revolving Credit Agreement also provides for letters of credit and swing line loans and provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum subject to adjustment based upon the average utilization ratio and letter of credit fees ranging from 1.75% to 2.25% per annum, payable quarterly, subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 0.75% to 1.25% or LIBOR loans plus a margin ranging from 1.75% to 2.25% subject to adjustment based upon the average excess availability under the Revolving Credit Agreement. Prior to April 11, 2013, the Revolving Credit Agreement included commitments of $1.0 billion maturing on September 22, 2016. Interest rates ranged from 2.50% to 3.25% over LIBOR. Our subsidiaries guarantee the Revolving Credit Agreement on a joint and several basis. The Revolving Credit Agreement is secured by our cash and cash equivalents, accounts receivable, and inventory. We paid $4.8 million in amendment and other financing fees related to the Revolving Credit Agreement that are being amortized over the term of the Revolving Credit Agreement.
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
As of September 30, 2013, we had no direct borrowings under the Revolving Credit Agreement, with gross availability of $656.2 million, of which $261.6 million was used for outstanding letters of credit.
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
We entered into various leases during September 2013 related to our retail operations. These leases provide for average annual rental payments of $1.0 million over the next 20 years. We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2012 in our 2012 Form 10-K under Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments.

Dividends
On January 4, 2013, we declared a first quarter 2013 cash dividend of $0.12 per share on our common stock. We paid the aggregate dividend of $10.5 million on February 13, 2013 to stockholders of record as of January 19, 2013. On April 8, 2013, we declared a second quarter 2013 cash dividend of $0.12 per share on our common stock. We paid the aggregate dividend of $10.0 million on May 8, 2013 to stockholders of record at the close of business on April 23, 2013. On July 17, 2013, we declared a third quarter 2013 cash dividend of $0.18 per share on our common stock. We paid the aggregate dividend of $14.5 million on August 15, 2013 to stockholders of record at the close of business on July 31, 2013. We are scheduled to pay the aggregate dividend of $17.5 million on November 14, 2013 to stockholders of record at the close of business on October 30, 2013. We anticipate paying future quarterly dividends, subject to the Board of Directors' approval and compliance with our outstanding financing agreements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Commodity price fluctuation is our primary source of market risk.
Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices that depend on many factors, including demand for crude oil, gasoline, and other refined products; changes in the economy; worldwide and domestic production levels; worldwide inventory levels; and governmental regulatory initiatives. Our risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations or to fix sales margins on future gasoline and distillate production.
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
At September 30, 2013, we held approximately 4.4 million barrels of crude oil, refined product, and other inventories valued under the LIFO valuation method with an average cost of $49.65 per barrel. At September 30, 2013, the excess of the current cost of our crude oil, refined products, and other feedstocks and blendstocks inventories over aggregated LIFO costs was $263.6 million.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three and nine months ended September 30, 2013 and 2012 and open commodity hedging positions as of September 30, 2013 and December 31, 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Economic hedging results
Realized hedging gain (loss), net	$12,739	$(73,150)	$2,250	$(108,516)
Unrealized hedging gain (loss), net	25,745	(152,784)	83,713	(311,191)
Total hedging gain (loss), net	$38,484	$(225,934)	$85,963	$(419,707)

	September 30, 2013	December 31, 2012
	(In thousands)
Open commodity hedging instruments (barrels)
Crude and refined product futures, net (short) long positions	1,308	(588)
Refined product crack spread swaps, net short positions	(22,096)	(26,683)
Total open barrels commodity hedging instruments, net short positions	(20,788)	(27,271)

Fair value of outstanding contracts, net
Other current assets	$35,582	$3,918
Other assets	6,170	228
Accrued liabilities	(3,648)	(35,901)
Other long-term liabilities	(1,950)	(15,804)
Fair value of outstanding contracts - unrealized gain (loss), net	$36,154	$(47,559)
During the three and nine months ended September 30, 2013 and 2012, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information
Item 1A. Risk Factors
We discuss the risks we face in our 2012 annual report on Form 10-K under Part I, Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 18, 2012, our board of directors authorized a share repurchase program of up to $200 million (the "July 2012 Program"). Under the July 2012 Program, we completed, through April 5, 2013, the purchase of 6,786,365 shares of our common stock at a cost of $200.0 million. During April 2013, we completed the purchase of 1,390,348 shares of our common stock at a cost of $45.0 million under the July 2012 Program. On April 8, 2013, our board of directors authorized another $200 million share repurchase program (the "April 2013 Program") and, through October 25, 2013, we completed the purchase of 4,617,798 shares of our common stock at a cost of $135.1 million. The total share repurchase amount during the first nine months of 2013 between the July 2012 Program and the April 2013 Program was 8,080,028 shares at a cost of $252.8 million. We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise and subject to market conditions, as well as corporate, regulatory, and other considerations. The share repurchase programs may be discontinued at any time by our board of directors.

The following table presents shares repurchased, by month, during the third quarter of 2013:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value that may yet be purchased under the program (In thousands)
July 1 - July 31	199,340	$26.41	199,340	$83,992
August 1 - August 31	—	—	—	83,992
September 1 - September 30	667,305	28.61	667,305	64,889
	866,645	28.10	866,645
(1) Average price per share excludes commissions.
Our payment of dividends is limited under the terms of our Revolving Credit Agreement and our 2021 Notes, and depends, in part, on our ability to satisfy certain financial covenants.

Item 6. Exhibits
Exhibit Index**

Number	Exhibit Title

10.1†*	Form of Western Refining, Inc. Restricted Share Unit Award Agreement (DE) between the Company and Non-Employee Director under the 2010 Incentive Plan of Western Refining, Inc.

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Filed herewith.

**	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q, and Form 8-K) are under File No. 001-32721.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	November 1, 2013
Gary R. Dalke	(Principal Financial Officer)