Form 10-K
period 2013-12-31
Western Refining, Inc.
filed 2014-03-03
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,467,317,201.
As of February 21, 2014, there were 79,729,404 shares outstanding, par value $0.01, of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the registrant’s 2014 annual meeting of stockholders are incorporated by reference into Part III of this report.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Annual Report on Form 10-K and in particular under the sections entitled Item 1. Business, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, future operations, our expectations for margins and crack spreads, the discount between West Texas Intermediate ("WTI") crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, additions to pipeline capacity in the Permian Basin and at Cushing, Oklahoma, expected share repurchases and dividends, volatility in pricing of Renewable Identification Numbers ("RINs"), taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many that are beyond our control that could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in crack spreads;

•	changes in the spread between WTI crude oil and West Texas Sour crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil and between WTI Cushing crude oil and WTI Midland crude oil;

•	effects of and exposure to risks related to our commodity hedging strategies and transactions;

•	availability and costs of renewable fuels for blending and RINs to meet Renewable Fuel Standards ("RFS") obligations;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	construction of new, or expansion of existing, product or crude pipelines, including in the Permian Basin and at Cushing, Oklahoma;

•	changes in the underlying demand for our refined products;

•	instability and volatility in the financial markets, including as a result of potential disruptions caused by economic uncertainties in Europe;

•	a potential economic recession in the United States and/or abroad;

•	adverse changes in the credit ratings assigned to our and our subsidiaries' debt instruments;

•	changes in the availability and cost of capital;

•	actions of customers and competitors;

•	successful integration and future performance of acquired assets, businesses or third-party product supply and processing relationships;

•	actions of third-party operators, processors and transporters;

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems on our operations;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

•
effects of and costs relating to compliance with current and future local, state and federal environmental, economic, climate change, safety, tax and other laws, policies and regulations and enforcement initiatives;

•	rulings, judgments or settlements in litigation, tax or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;

•	the price, availability and acceptance of alternative fuels and alternative fuel vehicles;

•	labor relations;

•	the results of our hedging and other risk management activities;

•	operating hazards, natural disasters, casualty losses, acts of terrorism including cyber-attacks and other matters beyond our control; and

•	other factors discussed in more detail under Part 1. — Item 1A. Risk Factors of this report that are incorporated herein by this reference.
Any one of these factors or a combination of these factors could materially affect our financial condition, results of operations or cash flows and could influence whether any forward-looking statements ultimately prove to be accurate. You are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements.
Although we believe the forward-looking statements we make in this report related to our plans, intentions and expectations are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. The forward-looking statements included herein are made only as of the date of this report and we are not required to update any information to reflect events or circumstances that may occur after the date of this report, except as required by applicable law.

PART I
In this Annual Report on Form 10-K, all references to “Western Refining,” “the Company,” “Western,” “we,” “us” and “our” refer to Western Refining, Inc. ("WNR") and its subsidiaries, unless the context otherwise requires or where otherwise indicated.

Item 1.	Business
Overview
We are an independent crude oil refiner and marketer of refined products incorporated in September 2005 under Delaware law with principal offices located in El Paso, Texas. Our stock trades on the New York Stock Exchange ("NYSE") under the symbol “WNR.” We own certain operating assets directly; the controlling general partner interest and a 65.3% limited partner interest in Western Refining Logistics, LP (“WNRL”) and the controlling general partner interest and a 38.7% limited partner interest in Northern Tier Energy LP (“NTI”). We refer to the combined assets of these three entities as our “Consolidated Asset Portfolio.”
We own and operate two refineries: our 128,000 barrel per day ("bpd") refinery in El Paso, Texas and our 25,000 bpd refinery near Gallup, New Mexico. We also have wholesale petroleum products operations and a retail convenience store network of 228 retail sites. Our primary areas of operation include Arizona, Colorado, the Mid-Atlantic region, New Mexico and west Texas. WNRL is primarily involved in providing logistical services to our refineries in the Southwest and NTI owns and operates a refinery and a network of convenience retail stores that serve the Upper Great Plains region.
During 2013, we formed WNRL, a fee-based Delaware master limited partnership, to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets. On October 10, 2013, WNRL's common partnership units began trading on the NYSE under the ticker "WNRL." On October 16, 2013, WNRL completed its offering of common units representing limited partner interests to the public. We own a 65.3% limited partner interest in WNRL and the public has a 34.7% limited partner interest. We control WNRL through our 100% ownership of the general partner of WNRL and through control of the majority of outstanding common partnership units.
On November 12, 2013, Western purchased from Northern Tier Holdings LLC (“NTH”) all of NTH’s interests in NT InterHoldCo LLC, a wholly-owned subsidiary of NTH that holds 100% of the membership interests in Northern Tier Energy GP LLC, the general partner of NTI and common partnership units representing a 38.7% limited partner interest in NTI. NTI owns and operates an 89,500 bpd refinery in St. Paul Park, Minnesota. NTI also operates 164 convenience stores and supports 75 franchised convenience stores. NTI's primary areas of operation include Minnesota, South Dakota and Wisconsin. We control NTI through our 100% ownership of the general partner of NTI.

The following simplified diagram depicts our organizational structure as of December 31, 2013:

Public Shareholders
Western Refining, Inc.
NYSE: WNR
100%
NT InterHoldCo LLC
Public Unit Holders
Public Unit Holders
35% Limited Partner Interest
100% Ownership Interest
GP Interest
39% LP Interest
61% Limited Partner Interest
Western Refining Logistics, LP
NYSE: WNRL
GP, Incentive Distribution Rights 65% Limited Partner Interest
Wholly Owned Subsidiaries
Northern Tier Energy, LP
NYSE: NTI
Wholly Owned Subsidiaries
Wholly Owned Subsidiaries

We report our operating results in five business segments: the refining group, the wholesale group, the retail group, WNRL and NTI.

•
Our refining group operates two refineries in the Southwest owned by Western that process crude oil and other feedstocks primarily into gasoline, diesel fuel, jet fuel and asphalt. We market refined products to a diverse customer base including wholesale distributors and retail chains.

•
Our wholesale group includes a fleet of crude oil and refined product truck transports and wholesale petroleum product operations in the Southwest, Northeast and Mid-Atlantic regions. The wholesale group also markets refined products in the Northeast and Mid-Atlantic regions. Our wholesale group receives its product supply from the refining group and third-party suppliers.

•	Our retail group operates retail convenience stores in the Southwest that sell gasoline, diesel fuel and convenience store merchandise.

•
WNRL owns and operates terminal, storage and transportation assets and provides related services primarily to our refining group in the Southwest. WNRL began its operations in October 2013 and its accounting predecessor recorded its operations within our refining group.

•
NTI owns and operates a refinery and related transportation assets and also operates retail convenience stores and supports franchised retail convenience stores primarily in the Upper Great Plains region of the U.S.

See Note 3, Segment Information in the Notes to Consolidated Financial Statements included in this annual report for detailed information on our operating results by business segment. We sell a variety of refined products to a diverse customer base. When aggregated over all operating segments, sales to Kroger Company accounted for 11.4% of consolidated net sales for the year ended December 31, 2013.
Refining Segment
Our refining group operates a refinery in El Paso, Texas (the "El Paso refinery") and a refinery near Gallup, New Mexico (the "Gallup refinery"). We supply refined products to the El Paso area via WNRL and other logistics assets adjacent to the El Paso refinery and to other areas including Tucson, Phoenix, Albuquerque and Juarez, Mexico through third-party pipeline systems linked to our El Paso refinery. We supply refined products to the Four Corners region of New Mexico through WNRL operations in Bloomfield and Gallup, New Mexico.
Principal Products. Our refineries make various grades of gasoline, diesel fuel, jet fuel and other products from crude oil, other feedstocks and blending components. We also acquire refined products through exchange agreements and from various third-party suppliers. We sell these products through our wholesale and retail groups, directly to third-party wholesalers and retailers, commercial accounts and sales and exchanges with major oil companies. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for detail on production by refinery.
The following table summarizes sales percentages by product for the years indicated:

	Year Ended December 31,
	2013	2012	2011
Gasoline	42.3%	44.3%	44.1%
Diesel fuel	35.0	34.3	35.1
Jet fuel	13.7	13.9	12.9
Asphalt	3.2	3.5	3.6
Other	5.8	4.0	4.3
Total sales percentage by type	100.0%	100.0%	100.0%

Customers. We sell a variety of refined products to our diverse customer base. No single third-party customer of our refining group accounted for more than 10% of our consolidated net sales in any of the three years ended December 31, 2013.
All of our refining sales were domestic sales in the United States except for sales of gasoline and diesel fuel for export into Juarez and other cities in Northern Mexico. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company and accounted for approximately 8.5%, 7.5% and 6.2% of our consolidated net sales during the three years ended December 31, 2013.
We also purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented approximately 14%, 14% and 15% of our total sales volumes during the years ended December 31, 2013, 2012 and 2011, respectively. The decrease when comparing both 2013 and 2012 purchases over 2011 levels was primarily the result of our wholesale refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through third-party purchases.
Competition. We operate primarily in the U.S. Southwest region including Arizona, Colorado, New Mexico, Utah and west Texas. This region is supplied by substantial refining capacity from our refineries, from other regional refineries and from non-regional refineries via interstate pipelines.
Petroleum refining and marketing is highly competitive. Our southwest refineries primarily compete with Valero Energy Corp., Phillips 66 Company, Alon USA Energy, Inc., HollyFrontier Corporation, Tesoro Corporation, Chevron Products Company ("Chevron") and Suncor Energy, Inc. as well as refineries in other regions of the country that serve the regions we serve through pipelines. Principal competitive factors include costs of crude oil and other feedstocks, our competitors' refined product pricing, refinery efficiency, operating costs, refinery product mix and costs of product distribution and transportation. Due to their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of our competitors may be better able to withstand volatile market conditions, compete on the basis of price, obtain crude oil in times of shortage and bear the economic risk inherent in all phases of the refining industry.
Various refined product pipelines supply our refined product distribution areas. Any expansions or additional product supplied by these third-party pipelines could put downward pressure on refined product prices in these areas.
To the extent that climate change legislation passes to impose domestic greenhouse gas restrictions, domestic refiners will be at competitive disadvantage to offshore refineries not subject to the legislation.
El Paso Refinery
Our El Paso refinery has a crude oil throughput capacity of 128,000 bpd with access to logistics assets including approximately 4.3 million barrels of storage capacity, a refined product terminal and an asphalt plant and terminal. The refinery is well situated to serve two separate geographic areas allowing a diversified market pricing exposure. Tucson and Phoenix typically reflect a West Coast market pricing structure while El Paso, Albuquerque and Juarez, Mexico typically reflect a Gulf Coast market pricing structure.
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

Power Supply. A regional electric company supplies electricity to our El Paso refinery via two separate feeders to the refinery's north and south sides. We have an electrical power curtailment plan to conserve power in the event of a partial outage. The refinery receives its natural gas supply via pipeline under two transportation agreements. One transportation agreement is on an interruptible basis while the other is on a firm basis. We purchase our natural gas at market rates or under fixed-price agreements.
Raw Material Supply. The primary inputs for our El Paso refinery are crude oil and isobutane. Currently, we have the capability to process WTS crude oil at up to 22% of throughput capacity at the El Paso refinery. We will consider projects to increase the WTS capacity should economic and market conditions, particularly the sweet/sour spread, make such projects economically viable.
The following table summarizes the historical feedstocks used by our El Paso refinery for the years indicated:

	Year Ended December 31,			Percentage For Year Ended December 31,
Refinery Feedstocks (bpd)	2013	2012	2011	2013
Crude Oil:
Sweet crude oil	93,654	94,404	91,589	74.7%
Sour crude oil	25,195	24,792	19,876	20.1%
Total Crude Oil	118,849	119,196	111,465	94.8%
Other Feedstocks and Blendstocks:
Intermediates and other	4,130	4,852	3,928	3.3%
Blendstocks	2,358	2,882	2,752	1.9%
Total Other Feedstocks and Blendstocks	6,488	7,734	6,680	5.2%
Total Crude Oil and Other Feedstocks and Blendstocks	125,337	126,930	118,145	100.0%
Our El Paso refinery receives crude oil from a 450 mile crude oil pipeline owned and operated by Kinder Morgan under a 30-year crude oil transportation agreement that expires in 2034. The system handles both WTI and WTS crude oil with its main trunkline into El Paso used solely for the supply of crude oil to us on a published tariff. Through the crude oil pipeline, we have access to the majority of the producing fields in the Permian Basin in southeast New Mexico that gives us access to a plentiful supply of WTI and WTS crude oil from fields with long reserve lives. In 2013 we completed construction of a crude oil gathering and storage system in the Permian Basin. This system was among the logistics assets that we contributed to WNRL upon completion of its initial public offering. We generally buy our crude oil under contracts with various crude oil providers at market-based pricing. Many of these arrangements are subject to cancellation by either party or have terms of one year or less. In addition, these arrangements are subject to periodic renegotiation that could result in our paying higher or lower relative prices for crude oil. We also have access to blendstocks and refined products from the Gulf Coast through a pipeline that runs from the Gulf Coast to El Paso.
Refined Products Transportation. We supply refined products to the El Paso area via WNRL and other logistics assets including the product distribution terminal located at the El Paso refinery and to other areas including Tucson, Phoenix, Albuquerque and Juarez, Mexico through third-party pipeline systems linked to our El Paso refinery. We deliver refined products to Tucson and Phoenix through the Kinder Morgan East Line that has a capacity of over 200,000 bpd and to Albuquerque and Juarez, Mexico through pipelines owned by Plains All American Pipeline L.P. ("Plains"). We also sell our refined products at our product distribution terminal and rail loading facilities in El Paso. Another pipeline owned by Kinder Morgan provides diesel fuel to the Union Pacific railway in El Paso.
Both Kinder Morgan’s East Line and the Plains pipeline to Albuquerque are interstate pipelines regulated by the Federal Energy Regulatory Commission (the "FERC"). The tariff provisions for these pipelines include prorating policies that grant historical shippers line space that is consistent with their prior activities as well as a prorated portion of any expansions.
Gallup Refinery
Our Gallup refinery, located near Gallup, New Mexico, has a crude oil throughput capacity of 25,000 bpd and access to WNRL segment assets including approximately 470,000 barrels of storage capacity. We market refined products from the Gallup refinery primarily in Arizona, Colorado, New Mexico and Utah. Our primary supply of crude oil and natural gas liquids for our Gallup refinery comes from Colorado, New Mexico and Utah.
Process Summary. Our Gallup refinery is a nominal 25,000 bpd crude oil throughput cracking facility. Historically, 100% of Gallup's crude oil supply is regionally produced Four Corners Sweet crude oil. Each barrel of raw materials processed by our

Gallup refinery yielded in excess of 90% of high value refined products, including gasoline and diesel fuel, during the past three years.
Power Supply. A regional electric cooperative supplies electrical power to our Gallup refinery. There are several uninterruptible power supply units throughout the plant to maintain computers and controls in the event of a power outage. We purchase our natural gas at market rates and have two available pipeline sources for natural gas supply to our refinery.
Raw Material Supply. The feedstock for our Gallup refinery is Four Corners Sweet that we source primarily from northern New Mexico and Utah. We receive crude oil through a pipeline gathering system owned and operated by our WNRL segment and through a third-party pipeline connected to our Gallup refinery. Our WNRL segment's crude oil pipeline system reaches approximately 200 miles into the San Juan Basin of the Four Corners area and connects with a local common carrier pipeline. We also own a 299 mile section of the TexNew Mex 16" Pipeline that extends from our crude oil station in Star Lake, New Mexico in the Four Corners area to near Maljamar, New Mexico in the Delaware Basin. This section of the pipeline is not currently active and we are pursuing a project to reactivate and reverse the crude oil line flow.
We supplement the crude oil used at our Gallup refinery with other feedstocks that currently include locally produced natural gas liquids and condensate as well as other feedstocks produced outside of the Four Corners area. Our Gallup refinery is capable of processing approximately 6,000 bpd of natural gas liquids. WNRL owns and operates a 14 mile pipeline that connects the Gallup refinery to a third-party natural gas liquids processing plant, providing access to an adequate supply of natural gas liquids for the Gallup refinery.
The following table summarizes the historical feedstocks used by our Gallup refinery for the years indicated:

	Year Ended December 31,			Percentage For Year Ended December 31,
Refinery Feedstocks (bpd)	2013	2012	2011	2013
Crude Oil:
Sweet crude oil	23,635	20,941	21,758	94.2%
Total Crude Oil	23,635	20,941	21,758	94.2%
Other Feedstocks and Blendstocks:
Intermediates and other	—	684	853	—%
Blendstocks	1,457	1,254	1,501	5.8%
Total Other Feedstocks and Blendstocks	1,457	1,938	2,354	5.8%
Total Crude Oil and Other Feedstocks and Blendstocks	25,092	22,879	24,112	100.0%
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
Refined Products Transportation. We distribute all gasoline and diesel fuel produced at our Gallup refinery through the truck loading rack owned and operated by our WNRL segment. We supply these refined products to Arizona, Colorado, New Mexico and Utah, primarily via a fleet of refined product trucks operated by our wholesale group and common carriers.
Yorktown Refinery
From September of 2010 through December 29, 2011, we operated the Yorktown facility as a refined products distribution terminal supplying refined products to the region. On December 29, 2011, we completed a transaction to dispose of the Yorktown refining and terminal assets. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Major Influences on Results of Operations — Long-lived Asset Impairment Losses.
Wholesale Segment
Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations and a fleet of crude oil and refined product trucks and lubricant delivery trucks. Our wholesale group distributes wholesale petroleum products primarily in Arizona, California, Colorado, Maryland, Nevada, New Mexico, Texas and Virginia. Our wholesale group purchases petroleum fuels and lubricants primarily from our refining group and from third-party suppliers.
Our principal customers are retail fuel distributors and the mining, construction, utility, manufacturing, transportation, aviation and agricultural industries. We compete with other wholesale petroleum products distributors in the Southwest such as Pro Petroleum, Inc.; Southern Counties Fuels; Synergy Petroleum, LLC; SoCo Group, Inc.; C&R Distributing, Inc.; and

Brewer Petroleum Services, Inc. On the east coast, we compete with wholesale petroleum products distributors such as Shell Oil Company, BP Oil, CITGO Petroleum Corporation, Valero Energy Corporation and Exxon Mobil Corporation.
Through August 2012, the refined products sold by our wholesale group in the Mid-Atlantic region were purchased from various third parties. On August 31, 2012, we entered into an exclusive supply and marketing agreement with a third party covering activities related to our refined product supply, hedging and sales in the Mid-Atlantic region.
Retail Segment
Our retail group operates retail stores that sell various grades of gasoline, diesel fuel and convenience store merchandise to the general public. At February 21, 2014, our retail group operated 229 retail stores located in Arizona, Colorado, New Mexico and Texas. We supply the majority of our retail gasoline and diesel fuel inventories through our wholesale group and purchase general merchandise as well as beverage and food products from various suppliers.
The main competitive factors affecting our retail segment are the location of the stores, brand identification and product price and quality. Our retail stores compete with Alon USA Energy, ampm, Brewer Oil Company, Circle K, Maverik, Murphy Oil, Quik-Trip, Shay Oil, Valero Energy Corporation and 7-2-11 food stores. Large chains of retailers like Costco Wholesale Corp., Wal-Mart Stores, Inc., Kroger and other large grocery retailers compete in the motor fuel retail business. Our retail operations are substantially smaller than many of these competitors and they are potentially better able to withstand volatile conditions in the fuel market and lower profitability in merchandise sales due to their integrated operations.
As of February 21, 2014, our 229 retail stores operate under various brands, including Giant, Western, Western Express, Howdy's, Mustang and Sundial. Gasoline brands sold through these stores include Western, Giant, Mustang, Phillips 66, Conoco, 76, Shell, Chevron and Texaco.

Location	Owned	Leased	Total
Arizona	27	46	73
Colorado	10	2	12
New Mexico	75	43	118
Texas	—	26	26
	112	117	229
WNRL
WNRL is a fee-based, Delaware master limited partnership that Western formed to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets. Western's ownership of WNRL consists of a 100% interest in WNRL's general partner and a 65.3% interest in a limited partnership that Western controls through the general partner. On October 10, 2013, WNRL’s common units began trading on the NYSE under the symbol “WNRL.”
Concurrent with the closing of its initial public offering on October 16, 2013, WNRL entered into commercial and service agreements with Western under which it operates assets contributed by Western (the "Contributed Assets") for the purpose of generating fee-based revenues. We entered into the following agreements with WNRL in connection with the completion of the public offering on October 16, 2013:

•
Omnibus Agreement - provides for right of first refusal for the purchase of certain of Western's assets and provides for reimbursement to Western for the provision of various administrative services and Western’s indemnification of WNRL for certain matters;

•	Services Agreement - provides certain Western personnel to provide operational services to WNRL in support of its assets;

•	Pipeline and Gathering Services Agreement - provides mainline movement services, truck offloading services, gathering and injection services and storage services to Western; and

•
Terminalling, Transportation and Storage Services Agreement - provides product and asphalt storage services, product and asphalt throughput services, product additive and blending services and asphalt processing and blending services at product terminals to Western.

•
Contribution, Conveyance and Assumption Agreement - Western contributed to WNRL certain of its operating assets in exchange for 6,998,500 common partnership units and 22,811,000 subordinated partnership units, a cash distribution and various other rights.

The Contributed Assets consist of pipeline and gathering infrastructure and terminalling, transportation and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 7.9 million barrels of active storage capacity, as well as other assets. Most of WNRL's assets are integral to the operations of Western’s El Paso and Gallup refineries.

Pipeline and Gathering Assets. WNRL's pipeline and gathering assets consist of approximately 300 miles of crude oil pipelines and gathering systems that serve as the primary source of crude oil for Western's Gallup refinery and provide access to shale crude oil production in the Delaware Basin portion of the Permian Basin area of West Texas and southern New Mexico for shipment to our El Paso refinery through the Kinder Morgan crude oil pipeline. These pipeline systems connect at various points to an aggregate of approximately 569,000 barrels of active crude oil storage located primarily in the Delaware Basin and in the Four Corners area.
Terminalling, Transportation, Asphalt and Storage Assets. WNRL's terminalling, transportation and storage infrastructure consist of on-site refined product distribution terminals at the El Paso and Gallup refineries and stand-alone refined products terminals located in Bloomfield and Albuquerque. The Bloomfield product distribution terminal is permitted to operate at 19,000 bpd with refined product storage capacity of approximately 251,000 barrels and a truck loading rack with three loading spots. Western utilizes a pipeline connection and a long-term exchange agreement to supply barrels to the Bloomfield product distribution terminal. The Albuquerque product distribution terminal is permitted to operate at 27,500 bpd with a refined product storage capacity of approximately 170,000 barrels and a truck loading rack with two loading spots. This terminal receives product deliveries via truck or pipeline, including deliveries from our El Paso and Gallup refineries. These assets include approximately 6.9 million barrels of active shell storage capacity. These assets primarily receive, store and distribute crude oil, feedstock and refined products for Western’s refineries. WNRL also provides fee-based asphalt terminalling and processing services at an asphalt plant and terminal in El Paso and asphalt terminalling services at three stand-alone asphalt terminals in Albuquerque, Phoenix and Tucson that have a combined storage capacity of 473,000 barrels.
Western retained certain assets that are related to the Western Refining Logistics, LP Predecessor's operations, WNRL's predecessor for accounting purposes. These assets include Western’s NGL storage facility in Jal, New Mexico and the inactive portions of the TexNew Mex 16” Pipeline extending from the crude oil station in Star Lake, New Mexico in the Four Corners area to near Maljamar, New Mexico in the Delaware Basin.

NTI
St. Paul Park Refinery
NTI's St. Paul Park refinery has a crude oil capacity of 89,500 bpd and has the ability to process a variety of light, heavy, sweet and sour crudes into higher value refined products. The refinery occupies approximately 170 acres along the Mississippi River in the southeast of St. Paul Park, Minnesota. It is a cracking facility with operations including crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The St. Paul Park refinery competes directly with Koch Industries’ Flint Hills Resources Refinery in Pine Bend, Minnesota, as well as the other refiners in the region and, to a lesser extent, major U.S. and foreign refiners.
NTI's refinery is an integrated refining operation with significant storage and transportation assets. NTI's transportation assets include a 17% interest in the Minnesota Pipe Line Company, an eight-bay light product terminal adjacent to the refinery, a seven-bay heavy product loading rack located on the refinery property, rail facilities for shipping liquefied petroleum gas (“LPG”) and asphalt and receiving butane, isobutane and ethanol and a barge dock on the Mississippi River used primarily for shipping vacuum residue and slurry. As of December 31, 2013, NTI's storage assets included 82 hydrocarbon storage tanks with a total capacity of 3.8 million barrels, 0.8 million barrels of crude oil storage and 3.0 million barrels of feedstock and product storage.
Process Summary. The St. Paul Park refinery is an 89,500 bpd cracking facility with operations including crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. During the period ended December 31, 2013, the refinery processed 74,237 bpd of crude oil and 1,227 bpd of other charge and blendstocks. The facility processes a mix of light sweet, synthetic and heavy sour crude oils, predominately from Canada and North Dakota, into products such as gasoline, diesel, jet fuel, asphalt, kerosene, propane, LPG, propylene and sulfur.
Power Supply. A regional electric company supplies electricity on a firm basis to the St. Paul Park refinery via five separate feeders to the main refinery areas. Three other utility feeders supply power to the Cottage Grove Tank Farm, South Tank Farm/Barge facility and the northern turnaround and construction infrastructure. There are seven uninterruptible power supply units and one generator throughout the plant to maintain computers and controls in the event of a power outage.
The refinery receives its natural gas supply via pipeline. The agreements are on a firm and interruptible basis. NTI purchases natural gas at market rates or under fixed-price agreements.

Raw Material Supply. The following table summarizes the historical feedstocks used by the St. Paul Park refinery. The information presented includes the results of operations of the St. Paul Park refinery beginning November 12, 2013, the consummation date of the purchase transactions.

Period Ended December 31,
Refinery Feedstocks (bpd)	2013
Refinery Throughput Crude Oil Feedstocks by Location:
Canadian and other international	37,045
Domestic	37,192
Total Crude Oil	74,237
Crude Oil Feedstocks by Type:
Light and intermediate (1)	56,310
Heavy (1)	17,927
Total Crude Oil	74,237
Other Feedstocks and Blendstocks (2):
Butanes	597
Gasoil	114
Other	516
Total Other Feedstocks and Blendstocks	1,227
Total Crude Oil and Other Feedstocks and Blendstocks	75,464

(1)
Crude oil is classified as light, intermediate or heavy, according to its measured American Petroleum Institute ("API") gravity. API gravity that is expressed in degrees, is a scale developed for measuring the relative density of various petroleum liquids. It also serves as an approximate measure of crude oil’s value, as the higher the API gravity, the richer the yield in high value refined oil products, such as gasoline, diesel and jet fuel. For purposes of categorizing crude oil feedstocks by type, light crude oil has an API gravity of 33 degrees or more, intermediate crude oil has API gravity between 28 and 33 degrees and heavy crude has an API gravity of 28 degrees or less.

(2)
Other Feedstocks and Blendstocks includes only feedstocks and blendstocks that are used at the refinery and does not include ethanol and biodiesel. Although NTI purchases ethanol and biodiesel to supplement the fuels produced at the St. Paul Park refinery, these are not included in the table as those items are blended at the terminal adjacent to the refinery or at terminals on the Magellan Pipe Line system.

Of the crude oils processed at the St. Paul Park refinery for the period ended December 31, 2013, approximately 50% was Canadian crude oil and the remainder was comprised of mostly light sweet crude oil from North Dakota.
J.P. Morgan Commodities Canada Corporation (“JPM CCC”) assists NTI in the purchase of most of the crude oil requirements of its refinery. Title to the crude oil passes from JPM CCC to NTI as the crude oil enters the St. Paul Park refinery from the storage tanks located at Cottage Grove, Minnesota. The Cottage Grove storage tanks are leased by JPM CCC from NTI for the duration of the crude oil supply and logistics agreement.
The Minnesota Pipeline system has a maximum capacity of approximately 455,000 bpd and is the primary supply route for crude oil to the St. Paul Park refinery. The Minnesota Pipeline extends from Clearbrook, Minnesota to the refinery and receives crude oil from Western Canada and North Dakota through connections with various Enbridge pipelines. The refinery also purchases ethanol and biodiesel, as well as conventional petroleum based blendstocks such as natural gasoline to supplement the fuels produced at the refinery.
Refined Products Transportation. NTI also owns various storage and transportation assets, including an eight-bay light products terminal located adjacent to the refinery, a seven-bay heavy products terminal located on the refinery's property, storage tanks, rail loading/unloading facilities and a Mississippi river dock. The primary fuel distribution for NTI is through its light products terminal. Approximately 70% of the gasoline and diesel volumes for the period ended December 31, 2013, were sold via NTI's light products terminal to the company-operated and franchised SuperAmerica branded convenience stores, Marathon branded convenience stores and other resellers. NTI has a contract with Marathon to supply substantially all of the gasoline and diesel requirements for the independently owned and operated Marathon branded convenience stores within the region that NTI supplies. NTI also has a crude oil transportation operation in North Dakota to allow them to purchase crude oil at the wellhead in the Bakken Shale while limiting the impact of rising trucking costs for crude oil in North Dakota.

Light refined products, which includes gasoline and distillates, are distributed from the refinery through a pipeline and terminal system owned by Magellan that has facilities throughout the Upper Great Plains. Asphalt and heavy fuel oil are transported from the refinery via truck from NTI's seven-bay heavy products terminal and via rail and barge through its rail facilities and Mississippi River barge dock and are sold to a broad customer base.
NTI's location also allows them to distribute refined products throughout the Upper Great Plains of the United States. The St. Paul Park refinery produces a broad slate of refined products including gasoline, diesel, jet fuel and asphalt that are then marketed to resellers and consumers primarily in the Petroleum Administration for Defense District ("PADD") II region. NTI sold the majority of its refinery's 2013 gasoline and diesel sales volumes in Minnesota and Wisconsin and sold the remainder in Iowa, Nebraska, Oklahoma, South and North Dakota. The refinery supplied substantially all of the gasoline and diesel sold in NTI's company-operated or franchised convenience stores for the period ended December 31, 2013, as well as supplied the independently owned and operated Marathon branded stores in its marketing area. No single third-party customer of NTI accounted for more than 10% of Western's consolidated net sales for the year ended December 31, 2013.
NTI owns 17% of the outstanding common interests of the Minnesota Pipe Line Company and a 17% interest in MPL Investments, Inc. that owns 100% of the preferred interests of the Minnesota Pipe Line Company. The Minnesota Pipe Line Company owns the Minnesota Pipeline, a crude oil pipeline system in Minnesota that transports crude oil to the St. Paul area and supplies NTI's crude oil input.
SuperAmerica Retail
NTI has a retail-marketing network of 239 convenience stores, as of February 21, 2014, located throughout Minnesota, Wisconsin and South Dakota. NTI operates 164 stores of which 2 are owned and the remainder leased, and supports 75 franchised stores. NTI brands all of its company-operated and franchised convenience stores as SuperAmerica. NTI also owns and operates SuperMom’s Bakery that prepares and distributes baked goods and other prepared items for sale in NTI's retail outlets and for other third parties. Substantially all of the fuel gallons sold at NTI's company owned convenience stores for the period ended December 31, 2013, was supplied by its refinery.
NTI's major retail competitors include Holiday and Kwik Trip. The principal competitive factors affecting its retail operations are similar to those faced by Western's retail business.

Governmental Regulation
All of our operations and properties are subject to extensive federal, state and local environmental, health and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances; the emission and discharge of materials into the environment; waste management; characteristics and composition of gasoline, diesel and other fuels; and the monitoring, reporting and control of greenhouse gas emissions. Our operations also require numerous permits and authorizations under various environmental, health and safety laws and regulations. Failure to comply with these permits or environmental, health or safety laws generally could result in fines, penalties, or other sanctions, or a revocation of our permits. We have made significant capital and other expenditures to comply with these environmental, health and safety laws. We anticipate significant capital and other expenditures with respect to continuing compliance with these environmental, health and safety laws. For additional details on our capital expenditures related to regulatory requirements and our refinery capacity expansion and upgrade, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Spending.
Periodically, we receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective actions. We do not anticipate that any such matters currently asserted will have a material adverse impact on our financial condition, results of operations or cash flows.
See Note 23, Contingencies, in the Notes to Consolidated Financial Statements included in this annual report for detailed information on certain environmental matters.
Regulation of Fuel Quality
EPA regulations under the Clean Air Act require that all diesel must meet the 15 parts per million sulfur standard by June 2014. Our compliance strategy includes use of credits purchased in 2010 and utilization of our expanded El Paso diesel hydrotreater.
Our El Paso and Gallup refineries are required to meet Mobile Source Air Toxics ("MSAT II") regulations to reduce the benzene content of gasoline. The MSAT II regulations currently require reduction of benzene in the finished gasoline pool to an annual average of 0.62 volume percent. Between July 1, 2012, and December 31, 2013, and annually thereafter, each refinery must also average 1.30 volume percent benzene without the use of credits. In addition to our capital expenditures between 2009 and 2012 to build benzene reducing process units, we have utilized and expect to continue utilizing purchased third-party credits to comply with the 0.62 volume percent requirement.
The EPA proposed MSAT III regulations for gasoline in 2013. The proposed regulations require lower sulfur content with an effective date of 2017 for our El Paso refinery and 2020 for our Gallup refinery. When these new regulations take effect, they will require capital spending and adjustments to the operations of our refineries.
The EPA has issued Renewable Fuels Standards ("RFS") under the Energy Acts of 2005 and 2007, implementing mandates to blend increasing volumes of renewable fuels into the petroleum fuels produced at obligated refineries through the year 2022. Our El Paso refinery became subject to RFS as an obligated refinery in 2007, and our Gallup refinery in 2011. Annually, the EPA establishes the volume of renewable fuels that obligated refineries must blend into their refined petroleum fuels. Blending renewable fuels into refined petroleum fuels displaces a volume of a refinery’s product pool. The EPA may adjust the annual volume given specific circumstances. In late 2013 the EPA proposed, but has not finalized, a rule to reduce the escalation of the volumes required for 2014. Obligated refineries demonstrate compliance with the RFS through the accumulation of Renewable Identification Numbers ("RINs"), which are unique serial numbers acquired through blending renewable fuels or direct purchase. Our compliance strategy includes blending at our refineries, transferring RINs from blending across our refinery and terminal system and purchasing third-party RINs.
Beginning in late 2011, the EPA initiated civil and criminal enforcement against companies that it believes produced invalid RINs. At the same time and again in late 2013, we were included among several companies to whom the EPA issued Notices of Violation claiming the companies purchased and used invalid RINs to satisfy RFS obligations. We purchased RINs to satisfy a portion of our obligations under the RFS program for calendar years 2010 and 2011 and, during that time, purchased some RINs that the EPA considered invalid. In April 2012, we entered into an administrative settlement with the EPA that required us to pay a penalty of less than $0.1 million. We expect to enter a second settlement with the EPA in 2014. We don't expect any significant penalties to result from this settlement. We continue to purchase RINs to satisfy our obligations under the RFS program and we understand the EPA continues to investigate invalid RINs. The EPA completed a draft proposed rule in late 2012 to address RIN validity and minimize the risk to RIN purchasers through use of a quality assurance program. The proposed rule is expected to be published in 2014. While we do not know if the EPA will identify other RINs we have purchased as being invalid or what actions the EPA would take, at this time we do not expect any such action would have a material adverse effect on our financial condition, results of operations or cash flows. For additional details, see Note 23, Contingencies, in the Notes to Consolidated Financial Statements included in this annual report.
Minnesota law currently requires that all diesel sold in the state for combustion in internal combustion engines, with limited exceptions, must contain at least 5% biodiesel. Under the statute, the minimum biodiesel percentage will increase to 10% between April 1 and October 31 of every year beginning as of July 1, 2014. Pending certification by state agencies that certain statutory preconditions are satisfied, the minimum will increase to 20% between April 1 and October 31 of every year beginning as of May 1, 2015. Minnesota law also currently requires, with limited exceptions, that all gasoline sold or offered for sale in the state must contain the maximum amount of ethanol allowed under federal law for use in all gasoline powered motor vehicles. Federal law currently allows a maximum of 15% ethanol for cars and light trucks manufactured since 2001, and 10% ethanol for all other vehicles. Fuels produced at the St. Paul Park refinery are currently blended with the appropriate amounts of ethanol or biodiesel to ensure that they comply with applicable federal and state renewable fuel standards. Blending renewable fuels into the finished petroleum fuels to comply with these requirements will displace an increasing volume of a refinery’s product pool.
NTI is also subject to other fuel quality requirements under federal and state law, including federal standards governing the maximum sulfur content of gasoline and diesel fuel manufactured at the St. Paul Park refinery. If NTI fails to comply with any of these fuel quality requirements, it could be subject to fines, penalties and corrective action orders. Moreover, fuel quality standards could change in the future requiring them to incur significant costs to ensure that the fuels they produce continue to comply with all applicable requirements. NTI may at some point in the future be required to make significant capital expenditures and/or incur materially increased operating costs to comply with the new standards.
Environmental Remediation
Certain environmental laws hold current or previous owners or operators of real property liable for the costs of cleaning up spills, releases and discharges of petroleum or hazardous substances, even if those owners or operators did not know of and were not responsible for such spills, releases and discharges. These environmental laws also assess liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person. We may face currently unknown liabilities for clean-up costs pursuant to these laws.
In addition to clean-up costs, we may face liability for personal injury or property damage due to exposure to chemicals or other hazardous substances that we may have manufactured, used, handled, disposed of or that are located at or released from our refineries and fueling stations or otherwise related to our current or former operations. We may also face liability for personal injury, property damage, natural resource damage or for clean-up costs for any alleged migration of petroleum or hazardous substances from our facilities or transport operations.

Employees
Western
As of December 31, 2013, we employed approximately 3,800 people, with collective bargaining agreements covering about 430 of those employees. The collective bargaining agreements covering the Gallup and El Paso refinery employees expire in 2014 and 2015, respectively. While all of our collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future and any such work stoppage could have a material effect on our business, financial condition and results of operations.
WNRL
Neither WNRL nor its subsidiaries have any employees. WNRL's general partner has the sole responsibility for providing the employees and other personnel necessary to conduct its operations. All of the employees that conduct WNRL's business are employed by affiliates of its general partner, although certain specified employees of Western are seconded to WNRL to provide operating, maintenance and other services with respect to the assets owned and operated by WNRL under its direction, supervision and control in accordance with the services agreement. WNRL's general partner and its affiliates have approximately 300 employees that are also seconded to WNRL, as well as other employees who may provide services to WNRL from time to time.
NTI
As of December 31, 2013, NTI employed 2,896 people, including 483 employees associated with the operations of its refining business and 2,326 employees associated with its retail operations. NTI is party to collective bargaining agreements covering approximately 187 of the 483 employees associated with its refining operations and 24 of 2,326 employees associated with its retail operations. The collective bargaining agreements covering the NTI employees associated with its refining and retail operations expire in December 2016 and August 2014, respectively.
Available Information
We file reports with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC’s Internet site at http://www.sec.gov contains the reports, proxy and information statements and other information filed electronically. We do not, however, incorporate any information on that website into this Form 10-K.
As required by Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a code of ethics that applies specifically to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. We have also adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees. Those codes of ethics are posted on our website. Within the time period required by the SEC and the New York Stock Exchange NYSE, we will post on our website any amendment to our code of ethics and any waiver applicable to any of our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Our website address is: http://www.wnr.com. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports simultaneously to the electronic filings of those materials with, or furnishing of those materials to, the SEC. We also make available to shareholders hard copies of our complete audited financial statements free of charge upon request.
On July 5, 2013, our Chief Executive Officer certified to the NYSE that he was not aware of any violation of the NYSE’s corporate governance listing standards. In addition, attached as Exhibits 31.1 and 31.2 to this Form 10-K are the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 1A.	Risk Factors
An investment in our common shares involves risk. In addition to the other information in this report and our other filings with the SEC, you should carefully consider the following risk factors in evaluating us and our business.
The price volatility of crude oil, other feedstocks, refined products and fuel and utility services has had and may continue to have a material adverse effect on our earnings and cash flows.
Our earnings and cash flows from operations depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks such as crude oil) at which we are able to sell refined products. Refining margins historically have been volatile and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services.
In recent years, the prices of crude oil, other feedstocks and refined products have fluctuated substantially. The NYMEX WTI postings of crude oil for 2013 ranged from $92.07 to $106.54 per barrel. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline and other refined products. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign demand for crude oil and refined products, especially in the U.S., China and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•
the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstocks and refined products imported into the U.S. that can be impacted by accidents, interruptions in transportation, inclement weather or other events affecting producers and suppliers;

•	U.S. government regulations;

•	utilization rates of U.S. refineries;

•	changes in fuel specifications required by environmental and other laws;

•	the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to maintain oil price and production controls;

•	commodities speculation;

•	development and marketing of alternative and competing fuels;

•	pricing and other actions taken by competitors that impact the market;

•
product pipeline capacity, including the Magellan Southwest System pipeline, Kinder Morgan’s East Line, the Aranco pipeline and the Magellan pipeline system, all of which could increase supply in certain of our service areas and therefore reduce our margins;

•
accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our plants, machinery or equipment or those of our suppliers or customers;

•	federal and state government regulations and taxes; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our service areas.
Volatility has had, and may continue to further have, a negative effect on our results of operations to the extent that the margin between refined product prices and feedstock prices narrows.
The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities. As a result, we have no control over the changing market value of these inventories. Because our inventory of crude oil and refined product is valued at the lower of cost or market value under the “last-in, first-out” ("LIFO") inventory valuation methodology, if the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold. Due to the volatility in the price of crude oil and other blendstocks, we experienced fluctuations in our LIFO reserves during the past three years. We also experienced LIFO liquidations based on decreased levels in our inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $3.2 million and $22.3 million for the years ended December 31, 2013, and 2011, respectively, and an increase in cost of products sold of $4.0 million for the year ended December 31, 2012.
In addition, the volatility in costs of fuel, principally natural gas and other utility services, principally electricity, used by our refineries affects operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a material adverse effect on our business, financial condition, results of operations and cash flows.

If the price of crude oil increases significantly or our credit profile changes, or if we or our subsidiaries are unable to access our respective credit agreements for borrowings or for letters of credit, our liquidity and our ability to purchase enough crude oil to operate our refineries at full capacity could be materially and adversely affected.
We and certain of our subsidiaries rely on borrowings and letters of credit under each of our respective credit agreements to purchase crude oil for our refineries. Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms of their invoices with us or require additional support such as letters of credit. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our creditors of more burdensome payment terms on us, or our subsidiaries’ inability to access their credit agreements or other similar arrangements may have a material effect on our liquidity and our ability to make payments to our suppliers that could hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. In addition, if the price of crude oil increases significantly, we may not have sufficient capacity under the credit agreements, or sufficient cash on hand, to purchase enough crude oil to operate our refineries at planned rates. A failure to operate our refineries at planned rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our hedging transactions may limit our gains and expose us to other risks.
We enter into hedging transactions from time to time to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. These transactions limit our potential gains if commodity prices rise above the levels established by our hedging instruments. These transactions may also expose us to risks of financial losses, for example, if our production is less than we anticipated at the time we entered into a hedge agreement or if a counterparty to our hedge contracts fails to perform its obligations under the contracts. Some of our hedging agreements also require us to furnish cash collateral, letters of credit or other forms of performance assurance. Mark-to-market calculations that result in settlement obligations by us to the counterparties could impact our liquidity and capital resources.
Compliance with and changes in tax laws could adversely affect our performance.
We are subject to tax liabilities, including federal, state and transactional taxes such as excise, sales/use, payroll, franchise, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Certain of these liabilities are subject to periodic audits by the respective taxing authority that could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties.
Our indebtedness may limit our ability to obtain additional financing and we also may face difficulties complying with the terms of our indebtedness agreements.
Our level of debt may have important consequences to you. Among other things, it may:

•	limit our ability to use our cash flows, or obtain additional financing, for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	restrict our ability to pay dividends;

•	require a substantial portion of our cash flows from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry conditions;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
We cannot assure you that we will continue to generate sufficient cash flows or that we and our subsidiaries will be able to borrow funds under certain credit agreements in amounts sufficient to enable us and our subsidiaries to service our debt or meet our working capital and capital expenditure requirements. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing and selling sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses. If our margins were to deteriorate significantly, or if our earnings and cash flows were to suffer for any other reason, we may be unable to comply with the financial covenants set forth in our credit facilities. If we fail to satisfy these covenants, we could be prohibited from borrowing for our working capital needs and issuing letters of credit that would hinder our ability to purchase sufficient quantities of crude oil to operate our refineries at planned rates. To the extent that we and our subsidiaries are unable to generate sufficient cash flows from operations, or if we and our subsidiaries are unable to borrow or issue letters of credit under certain credit agreements, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt, or obtain additional financing through equity or debt financings. If additional funds are obtained by issuing equity securities or if holders of our outstanding Western 2014 Unsecured Notes convert those notes into shares of our common stock, our existing stockholders could be diluted. We cannot assure you that we would be able to refinance our debt, sell assets or obtain additional financing on terms acceptable to us, if at all. In addition, our ability to incur additional debt will be restricted under the covenants contained in credit agreements and our indentures. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Working Capital and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Indebtedness.

Covenants and events of default in our and our subsidiaries’ debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity.
Our and our subsidiaries’ credit agreements and indentures contain covenants and events of default that may limit our financial flexibility and ability to undertake certain types of transactions. For instance, we and our subsidiaries are subject to covenants that restrict our activities, including restrictions on:

•	creating liens;

•	engaging in mergers, consolidations and sales of assets;

•	incurring additional indebtedness;

•	providing guarantees;

•	engaging in different businesses;

•	making investments;

•	making certain dividend, debt and other restricted payments;

•	engaging in certain transactions with affiliates; and

•	entering into certain contractual obligations.
Debt instruments of our and our subsidiaries are subject to financial covenants. Our ability, and that of our subsidiaries, to comply with these covenants will depend on factors outside our control, including refined product margins. We cannot assure you that we and our subsidiaries will satisfy these covenants. If we fail to satisfy the covenants set forth in these facilities or an event of default occurs under the applicable facility, the maturity of the debt instruments could be accelerated or we could be prohibited from borrowing for our working capital needs and issuing letters of credit. A similar result could occur if our subsidiaries fail to satisfy the covenants applicable to them in their respective debt instruments. If our and our subsidiaries' obligations under the debt instruments are accelerated and we do not have sufficient cash on hand to pay all amounts due, we could be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing through equity or debt financings. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all. If we or our subsidiaries cannot borrow or issue letters of credit under our respective credit agreements, we would need to seek additional financing, if available, or curtail our operations.
We have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.
The refining business is characterized by high fixed costs resulting from the significant capital outlays associated with refineries, terminals, pipelines and related facilities. We are dependent on the production and sale of quantities of refined products at refined product margins sufficient to cover operating costs, including any increases in costs resulting from future inflationary pressures or market conditions and increases in costs of fuel and power necessary in operating our facilities. Our short-term working capital needs are primarily crude oil purchase requirements that fluctuate with the pricing and sourcing of crude oil. We also have significant long-term needs for cash, including those to support ongoing capital expenditures and other regulatory compliance. Furthermore, future regulatory requirements or competitive pressures could result in additional capital expenditures that may not produce a return on investment. Such capital expenditures may require significant financial resources that may be contingent on our access to capital markets and commercial bank loans. Additionally, other matters, such as regulatory requirements or legal actions, may restrict our access to funds for capital expenditures.
Our refineries consist of many processing units, a number of which have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. One or more of the units may require unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for such units. Scheduled and unscheduled maintenance could reduce our revenues during the period of time that the units are not operating. We have taken significant measures to expand and upgrade units in our refineries by installing new equipment and redesigning older equipment to improve refinery capacity. The installation and redesign of key equipment at our refineries involves significant uncertainties, including the following: our upgraded equipment may not perform at expected throughput levels; the yield and product quality of new equipment may differ from design and/or specifications and redesign or modification of the equipment may be required to correct equipment that does not perform as expected that could require facility shutdowns until the equipment has been redesigned or modified. Any of these risks associated with new equipment, redesigned older equipment or repaired equipment could lead to lower revenues or higher costs or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs or liabilities. Any significant interruptions in the operations of any of our refineries could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Our refining activities are conducted at our El Paso refinery in Texas, our Gallup refinery in New Mexico and the St. Paul Park refinery in Minnesota. The refineries constitute a significant portion of our operating assets, and our refineries supply a significant portion of our fuel to our wholesale and retail operations. Because of the significance to us of our refining operations, the occurrence of any of the events described above could significantly disrupt our production and distribution of refined products and any sustained disruption could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Severe weather could interrupt the supply of some of our feedstocks.
Crude oil supplies for the El Paso refinery come from the Permian Basin in Texas and New Mexico and therefore are generally not subject to interruption from severe weather, such as hurricanes. However, we obtain certain of our feedstocks for the El Paso refinery and some refined products we purchase for resale, by pipeline from Gulf Coast refineries. Crude oil supplies for the St. Paul Park refinery are from the Bakken Shale of North Dakota and from western Canada. As a result, the St. Paul Park refinery may be disproportionately exposed to the impact of delays or interruptions of supply from that region caused by natural disasters or adverse weather conditions. An interruption to our supply of feedstocks for the El Paso or the St. Paul Park refineries could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our operations involve environmental risks that could give rise to material liabilities.
Our operations, and those of prior owners or operators of our properties, have previously resulted in spills, discharges, or other releases of petroleum or hazardous substances into the environment, and such spills, discharges or releases could also happen in the future. Past or future spills related to any of our operations, including our refineries, product terminals, convenience stores or transportation of refined products or hazardous substances from those facilities, may give rise to liability (including strict liability, or liability without fault, and clean-up responsibility) to governmental entities or private parties under federal, state, or local environmental laws, as well as under common law. For example, we could be held strictly liable under the Comprehensive Environmental Responsibility, Compensation and Liability Act ("CERCLA") for contamination of properties that we currently own or operate and facilities to which we transported or arranged for the transportation of wastes or by-products for use, treatment, storage or disposal, without regard to fault or whether our actions were in compliance with law at the time. Our liability could also increase if other responsible parties, including prior owners or operators of our facilities, fail to complete their clean-up obligations. For example, NTI has performed and will continue to perform remediation of the contamination at the St. Paul Park refinery until the appropriate regulatory standards have been achieved. These remediation efforts are being overseen by the Minnesota Pollution Control Agency pursuant to a remediation settlement agreement entered into by the former owner and the MPCA in 2007. Based on current information, we do not believe these liabilities are likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. In the event that new spills, discharges, or other releases of petroleum or hazardous substances occur or are discovered or there are other changes in facts or in the level of contributions being made by other responsible parties, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We may incur significant costs to comply with environmental, health and safety laws and regulations.
Our operations and properties are subject to extensive federal, state and local environmental, health and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, waste management, characteristics and composition of gasoline, diesel and other fuels and the monitoring, reporting and control of greenhouse gas emissions. If we fail to comply with these regulations, we may be subject to administrative, civil and criminal proceedings by governmental authorities, as well as civil proceedings by environmental groups and other entities and individuals. A failure to comply, and any related proceedings, including lawsuits, could result in significant costs and liabilities, penalties, judgments against us or governmental or court orders that could alter, limit or stop our operations.
In addition, new environmental laws and regulations, including new regulations relating to alternative energy sources and increased vehicle fuel economy, new state regulations relating to fuel quality, and the risk of global climate change regulation, as well as new interpretations of existing laws and regulations, increased governmental enforcement, or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. We are not able to predict the impact of new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted, or enforced. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. To the extent that the costs associated with meeting any or all of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.
The EPA has issued rules pursuant to the Clean Air Act that require refiners to reduce the sulfur content of gasoline and diesel fuel and reduce the benzene content of gasoline by various specified dates. We incurred, and continue to incur, substantial costs to comply with the EPA’s low sulfur and low benzene rules. Our strategy for complying with low sulfur gasoline and low benzene gasoline regulations at our refineries relies partially on purchasing credits. If credits are not available or are too costly, we may not be able to meet the EPA’s deadlines using a credit strategy. Failure to meet the EPA’s clean fuels mandates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Pursuant to the Energy Acts of 2005 and 2007, the EPA has issued RFS implementing mandates to blend renewable fuels into the petroleum fuels produced at our refineries. Our El Paso and Gallup refineries and the St. Paul Park refinery are subject to RFS. Annually, the EPA establishes a volume of renewable fuels that obligated refineries must blend into their refined petroleum fuels. The obligated volume increases over time until 2022. Blending renewable fuels into refined petroleum fuels will displace an increasing volume of a refinery’s product pool. Alternatively, refineries can meet their RFS obligations by purchasing RINs. We currently purchase RINS for some fuel categories on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. If sufficient valid RINs are unavailable for purchase, or if we are otherwise unable to meet the EPA’s RFS mandates, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Certain states have renewable fuel mandates that further displace volume of a refinery's product pool. Minnesota law currently requires that all diesel sold in the state for combustion in internal combustion engines, with limited exceptions, must contain at least 5% biodiesel. Under the statute, the minimum biodiesel percentage will increase to 10% between April 1 and October 31 of every year beginning as of July 1, 2014. Pending certification by state agencies that certain statutory preconditions are satisfied, the minimum will increase to 20% between April 1 and October 31 of every year beginning as of May 1, 2015. Minnesota law also currently requires, with limited exceptions, that all gasoline sold or offered for sale in the state must contain the maximum amount of ethanol allowed under federal law for use in all gasoline powered motor vehicles. Federal law currently allows a maximum of 15% ethanol for cars and light trucks manufactured since 2001, and 10% ethanol for all other vehicles.
The EPA required that fuel and fuel additive manufacturers take certain steps before introducing gasoline containing 15% ethanol (“E15”) into the market, including developing and obtaining EPA approval of a plan to minimize the potential for E15 to be used in vehicles and engines not covered by the partial waiver. The EPA has taken several recent actions to authorize the introduction of E15 into the market, including approving, on June 15, 2012, the first plans to minimize the potential for E15 to be used in vehicles and engines not covered by the partial waiver. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of its refinery’s product pool, potentially resulting in lower earnings.

We could incur significant costs to comply with greenhouse gas emissions regulation or legislation.
The EPA has recently adopted and implemented regulations to restrict emissions of greenhouse gases under certain provisions of the Clean Air Act. One of the rules adopted by the EPA requires permitting of certain emissions of greenhouse gases from large stationary sources, such as refineries, effective January 2, 2011. A number of legal challenges have been presented regarding these proposed greenhouse gas regulations but no legal limitation on the EPA implementing these rules has occurred to date. The EPA has also adopted rules requiring refiners to report greenhouse gas emissions on an annual basis beginning in 2011 for emissions occurring after January 1, 2010. Further, the United States Congress has considered legislation related to the reduction of greenhouse gases through “cap and trade” programs. To the extent these EPA rules and regulations continue to be implemented or cap and trade legislation is enacted by federal or state governments, our operating costs, including capital expenditures, will increase and additional operating restrictions could be imposed on our business; all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business, financial condition, results of operations and cash flows may be materially adversely affected by a continued economic downturn.
The domestic economy, economic slowdowns and the scarcity of credit has led to lack of consumer confidence, increased market volatility and widespread reduction of business activity generally in the United States and abroad. The economic downturn may continue to adversely affect the liquidity, businesses and/or financial conditions of our customers that has resulted, and may continue to result, not only in decreased demand for our products, but also increased delinquencies in our accounts receivable. The disruptions in the financial markets could also lead to a reduction in available trade credit due to counterparties’ liquidity concerns. If we or our subsidiaries are unable to obtain borrowings or letters of credit under our debt instruments, our business, financial condition, results of operations and cash flows could be materially adversely affected.
We could experience business interruptions caused by pipeline shutdown.
Our El Paso refinery is our largest refinery and is dependent on a pipeline owned by Kinder Morgan Energy Partners, LP ("Kinder Morgan") for the delivery of all of our crude oil. Because our crude oil refining capacity at the El Paso refinery is approaching the delivery capacity of the pipeline, our ability to offset lost production due to disruptions in supply with increased future production is limited due to this crude oil supply constraint. In addition, we will be unable to take advantage of further expansion of the El Paso refinery’s production without securing additional crude oil supplies or pipeline expansion. We also deliver a substantial percentage of the refined products produced at our El Paso refinery through three principal product pipelines.
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
NTI’s St. Paul Park refinery receives all of its crude oil and delivers a portion of its refined products through pipelines. NTI distributes a portion of its transportation fuels through pipelines owned and operated by Magellan Pipeline Company, L.P. (“Magellan”), including the Aranco Pipeline that Magellan leases from NTI. In addition, NTI is dependent on the Minnesota Pipeline system that is the supply route for crude oil and has transported all of the crude oil used at the refinery. Because NTI only has a minority equity interest in the pipeline, it does not have significant influence over or control of the performance of the pipeline.
Certain of the pipelines we utilize are subject to common carrier regulatory obligations applicable to interstate oil pipelines that requires that capacity must be prorated among shippers in an equitable manner in accordance with the tariff then in effect in the event there are nominations in excess of capacity. Nominations by new shippers or increased nominations by existing shippers may reduce the capacity available to us. Any extended, non-excused downtime at our refineries could, under certain circumstances, cause us to lose line space on the refined products pipelines used by such refinery, if we cannot otherwise utilize our pipeline allocations.
As a result, we could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil, blended stocks or refined products is disrupted because of accidents, weather interruption, governmental regulation, terrorism, other third-party action, or any other events beyond our control. A prolonged inability to receive crude oil or transport refined products on pipelines that we currently utilize could have a material adverse effect on our business, financial condition, results of operations and cash flows.
A material decrease in the supply of crude oil available to our refineries could significantly reduce our production levels.
We continually contract with third-party crude oil suppliers to maintain a sufficient supply of crude oil for production at our refineries. A material decrease in crude oil production from the fields, that supply our refineries as a result of economic, regulatory, or natural influences, availability of equipment, facilities, personnel or services, plant closures for scheduled maintenance, or transportation problems, or an increase in crude oil transport capacities out of the regions that supply our refineries, could result in a decline in the volume of crude oil available to our refineries. In addition, the future growth of our operations may depend in part on whether we can contract for additional supplies of crude oil at a greater rate than the rate of decline in our current supplies. If we are unable to secure sufficient crude oil supplies to our refineries, we may not be able to take full advantage of current and future expansion of our refineries' production capacities. A decline in available crude oil to our refineries or an inability to secure additional crude oil supplies to meet the needs of current or future refinery expansions could result in an overall decline in volumes of refined products produced by our refineries and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations.
Our operations require numerous permits and authorizations under various laws and regulations, including environmental and health and safety laws. These authorizations and permits are subject to revocation, renewal, or modification and can require operational changes that may involve significant costs, to limit impacts or potential impacts on the environment, health and safety and /or our and our subsidiaries’ permits and licenses relating to the sale of alcohol and tobacco products. A violation of these authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or refinery shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Competition in the refining, marketing and retail industries is intense and an increase in competition in the areas in which we sell our refined products could adversely affect our sales and profitability.
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
We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. Certain of our competitors, however, obtain a portion of their feedstocks from their own production. Competitors that have their own production are at times able to offset losses from refining operations with profits from production, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual consumers. If we are unable to compete effectively with these competitors, both within and outside of our industry, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Newer or upgraded refineries will often be more efficient than some of our refineries that may put us at a competitive disadvantage. While we have taken measures to maintain and upgrade units in our refineries by installing new equipment and repairing equipment to improve our operations, these actions involve significant uncertainties, since upgraded equipment may not perform at expected throughput levels, the yield and product quality of new equipment may differ from design specifications and modifications may be needed to correct equipment that does not perform as expected. Any of these risks associated with new equipment, redesigned older equipment or repaired equipment could lead to lower revenues or higher costs or otherwise have an adverse effect on our business, financial condition, results of operations and cash flows. Over time, our refineries may become obsolete, or be unable to compete, because of the construction of new, more efficient facilities by our competitors.
Our retail operations compete with numerous convenience stores, gasoline service stations, supermarket chains, drug stores, fast food operations and other retail outlets. Increasingly, national high-volume grocery and dry-goods retailers are entering the gasoline retailing business. Because of their diversity, integration of operations and greater resources, these companies may be better able to withstand volatile market conditions or levels of low or no profitability. Additionally, our convenience stores could lose market share, relating to both gasoline and merchandise, to these and other retailers that could adversely affect our business, results of operations and cash flows. Our convenience stores compete in large part based on their ability to offer convenience to customers. Consequently, changes in traffic patterns, the type and number and location of competing stores and promotional pricing or discounts by our competitors could result in the loss of customers and reduced sales and profitability at affected stores.
If we and our subsidiaries are unable to make and integrate acquisitions or complete or manage divestitures on economically acceptable terms, our future growth would be limited, and any acquisitions we and our subsidiaries may make may cause our actual growth or results of operations to differ adversely compared with our expectations.
A portion of our strategy to grow our business is dependent on our ability to make selective acquisitions. We acquire assets such as refineries, pipelines, terminals and retail fuel and convenience stores that complement our existing assets and/or broaden our geographic presence. For example, in November 2013, we completed the NTI acquisition that consists of the 89,500 bpd St. Paul Park refinery, 164 convenience stores and 75 franchised convenience stores. In addition, during 2013 we formed WNRL to develop and acquire terminals, storage tanks, pipelines and other logistics assets. WNRL’s acquisition strategy is based, in large part, on its expectation of ongoing divestitures of gathering, transportation and storage assets by industry participants, including Western. Any acquisition involves potential risks, including, among other things:

•	we may not be able to identify attractive acquisition candidates or negotiate acceptable purchase contracts or we are outbid by competitors;

•	during the acquisition process, we may fail to or be unable to discover some of the liabilities of companies or businesses that we acquire;

•	we may not be able to obtain financing for these acquisitions on economically acceptable terms;

•	we may have mistaken assumptions about the overall costs of equity or debt;

•
as a public company, we are subject to reporting obligations, internal controls and other accounting requirements with respect to any business we acquire, which may prevent or negatively affect the valuation of some acquisitions we might otherwise deem favorable or increase our acquisition costs;

•	we may have mistaken assumptions about revenues and costs, including synergies;

•	we may fail to successfully integrate or manage acquired businesses or assets;

•	any acquisition may cause the diversion of management’s attention from other business concerns;

•	any acquisition may involve unforeseen difficulties operating in new product areas or new geographic areas; and

•	we may have customer or key employee losses at the acquired businesses.
We and our subsidiaries may also not be able to complete any divestitures on acceptable terms to us or at all. Further, as divestitures may reduce our and our subsidiaries’ direct control over certain aspects of our business, any failure to maintain good relations with divested businesses may adversely impact our results of operations or performance.
There can be no assurance that any acquisition, including our recent NTI acquisition, is successfully integrated into our operations. Furthermore, our capitalization and results of operations may change significantly as a result of any such acquisitions. The occurrence of any of these factors could adversely affect our growth strategy and cause our actual growth or results of operations to differ adversely compared with our expectations.
Our insurance policies do not cover all losses, costs, or liabilities that we may experience.
Our insurance coverage does not cover all potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of our existing insurance coverage. Our ability to obtain and maintain adequate insurance may be adversely affected by conditions in the insurance market over which we have no control. In addition, if we experience any more insurable events, our annual premiums could increase further or insurance may not be available at all. The occurrence of an event that is not fully covered by insurance or the loss of insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We could be subject to damages based on claims brought against us by our customers or lose customers as a result of a failure of our products to meet certain quality specifications.
The products we sell are required to meet certain quality specifications. If certain of our quality control measures were to fail, we could supply products to our customers that do not meet these specifications. This type of incident could result in liability claims regarding damages caused by our products or could impact our ability to retain existing customers or acquire new customers, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A substantial portion of our refining workforce is unionized and we may face labor disruptions that would interfere with our operations.
As of February 21, 2014, we employed approximately 3,800 people, with collective bargaining agreements covering about 430 of those employees. As of December 31, 2013, NTI employed 2,896 people, including 483 employees associated with its refining operations and 2,326 employees associated with its retail operations. NTI is party to collective bargaining agreements covering approximately 187 of the 483 employees associated with its refining operations and 24 of 2,326 associated with its retail operations. During 2011, we successfully renegotiated a collective bargaining agreement covering employees at our Gallup refinery that expires in 2014. We also successfully negotiated a new collective bargaining agreement covering employees at our El Paso refinery, renewing the collective bargaining agreement that was set to expire in 2012. The new collective bargaining agreement covering the El Paso refinery employees expires in 2015. We also have collective bargaining agreement that expires in December 2016 associated with the operations of the St. Paul Park refining operations and another collective bargaining agreement associated with NTI’s retail operations that expires in August 2014. While our El Paso and Gallup collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could cause disruptions in our business and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In order to test long-lived and both amortizable intangible assets and intangible assets with indefinite lives for recoverability, management must make estimates of projected cash flows related to the asset being evaluated that include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life and future expenditures necessary to maintain its existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected volumes, margins, cash flows, investment rates, interest/equity rates and growth rates that could significantly impact the fair value of the asset being tested for impairment.
Our operating results are seasonal and generally lower in the first and fourth quarters of the year.
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest. In addition, unseasonably cool weather in summer months and/or unseasonably warm weather in winter months in the markets in which we sell our refined products can impact the demand for gasoline and diesel.
Seasonal fluctuations in traffic also affect sales of motor fuels and merchandise in our retail fuel and convenience stores. As a result, the operating results of our retail business are generally lower for the first quarter of the year. Weather conditions in our operating area also have a significant effect on our retail operating results. Customers are more likely to purchase higher profit margin items at our retail fuel and convenience stores, such as fast foods, fountain drinks and other beverages and more gasoline during the spring and summer months, thereby typically generating higher revenues and gross margins for us in these periods. Unfavorable weather conditions during these months and a resulting lack of the expected seasonal upswings in traffic and sales could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
WNRL and NTI are dependent upon the earnings and cash flow generated by their respective operations in order to meet their debt service obligations and to allow each of them to make cash distributions to us. The operating and financial restrictions and covenants in their respective debt instruments and any future financing agreements could restrict each of their, and our, ability to finance future operations or capital needs, or to expand or pursue business activities, which may, in turn, limit their ability to make cash distributions to us and our ability to make cash distributions to stockholders. For example, WNRL’s revolving credit facility restricts it from among other things, making certain cash distributions, incurring certain indebtedness, creating certain liens, making certain investments, merging or selling all or substantially all of its assets. NTI’s asset-based revolving credit facility and the indenture governing its 7.125% senior secured notes due 2020 also contain restrictive covenants.
To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our business, or otherwise fund and conduct our business could be materially limited.
In addition, our ability to pay dividends to our stockholders is subject to certain restrictions in our debt instruments and such restrictions could restrict our ability to pay dividends in the future. In addition, our payment of dividends will depend upon our ability to generate sufficient cash flows. Our board of directors will review our dividend policy periodically in light of the factors referred to above, and we cannot assure you of the amount of dividends, if any, that may be paid in the future.
Our controlling stockholders may have conflicts of interest with other stockholders in the future.
Mr. Paul Foster, our Executive Chairman, and Messrs. Jeff Stevens (our Chief Executive Officer and President and a current director), Ralph Schmidt (our former Chief Operating Officer and a current director) and Scott Weaver (our Vice President and Assistant Secretary and a current director) own approximately 28.0% of our common stock as of February 21, 2014. As a result, Mr. Foster and the other members of this group may strongly influence or effectively control the election of our directors, our corporate and management policies, and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. The interests of Mr. Foster and the other members of this group may not coincide with the interests of other holders of our common stock.
Loss of any of our key personnel could negatively impact our ability to manage our business and continue our growth.
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
Terrorist attacks, cyber-attacks, threats of war, or actual war may negatively affect our operations, financial condition, results of operations, cash flows and prospects.
Terrorist attacks in the U.S. as well as events occurring in response to or in connection with them, may adversely affect our operations, financial condition, results of operations, cash flows and prospects. Energy related assets (that could include refineries and terminals such as ours or pipelines such as the ones on which we depend for our crude oil supply and refined product distribution) may be at greater risk of future terrorist attacks than other possible targets. A direct attack on our assets or assets used by us could have a material adverse effect on our operations, financial condition, results of operations, cash flows and prospects. In addition, any terrorist attack could have an adverse impact on energy prices, including prices for our crude oil and refined products and an adverse impact on the margins from our refining and marketing operations. In addition, disruption or significant increases in energy prices could result in government imposed price controls. While we currently maintain some insurance that provides coverage against terrorist attacks, such insurance has become increasingly expensive and difficult to obtain. As a result, insurance providers may not continue to offer this coverage to us on terms that we consider affordable, or at all.
We have exposure to concentrations of credit risk related to the ability of our counterparties to meet their contractual payment obligations and the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price.
We and our subsidiaries are exposed to credit risk of counterparties with whom we do business. Adverse economic conditions or financial difficulties experienced by these counterparties could impair the ability of these counterparties to pay for our and our subsidiaries’ services or fulfill their contractual obligations, including performance and payment of damages. We and our subsidiaries depend on these counterparties to remit payments and perform services timely. Counterparties could fail or delay the performance of their contractual obligations for a number of reasons, including the effect of regulations on their operations. Any delay or default in payment or performance of contractual obligations and an adverse change in our counterparties’ business, results of operations or financial condition could adversely affect their respective ability to perform each of these obligations that could consequently have a material adverse effect on our business, results of operations or liquidity.
Our operations could be disrupted if our information systems fail, causing increased expenses and loss of sales.
Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools and credit and debit card sales at our retail stores and within our wholesale group. We process a large number of transactions and transmit confidential credit and debit card information securely over public networks on a daily basis and rely upon the proper functioning of computer systems. If a key system were to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events. To the extent that these information systems are under our control, we have implemented measures such as virus protection software, intrusion detection systems and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation. Our formal disaster recovery plan may not prevent delays or other complications that could arise from an information systems failure. Further, our business interruption insurance may not compensate us adequately for losses that may occur.
Our pipeline interests are subject to federal and/or state rate regulation that could reduce its profitability.
Certain of our pipelines, are subject to regulation by multiple governmental agencies, and compliance with such regulation increases our cost of doing business and affects our profitability.
Kinder Morgan's East Line, the Plains pipeline to Albuquerque and the Minnesota Pipeline, used by NTI, are common carrier pipelines providing interstate transportation service that is subject to regulation by FERC under the Interstate Commerce Act (the “ICA”). The ICA requires that tariff rates for interstate petroleum pipelines transportation service be just and reasonable and that the rates and terms of service of such pipelines not be unduly discriminatory or unduly preferential. Because NTI currently does not operate the Minnesota Pipeline or control the board of managers of the Minnesota Pipe Line Company, NTI does not control how the Minnesota Pipeline’s tariff is applied.
FERC can also impose conditions it considers appropriate, impose penalties limit or set rates retroactively, declare pipeline-related facilities to be common carrier facilities and require that common carrier access be provided or otherwise alter the terms of service and/or rates of such facilities. Rate regulation or a successful challenge to the rates we charge, including on our regulated pipelines could adversely affect the pipeline revenue we generate, Conversely, reduced rates on our regulated pipelines would reduce the rates for transportation of crude oil into our refineries.
Two of our subsidiaries act as the general partner of two publicly traded master limited partnerships that may involve a greater exposure to legal liability than our historic business operations.
Western Refining Logistics GP, LLC and Northern Tier Energy GP, LLC act as the general partners of WNRL and NTI, two publicly traded master limited partnerships, respectively. Our control of the general partner of WNRL and NTI may increase the possibility of claims of breach of fiduciary duties including claims of conflicts of interest related to WNRL. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.
The adoption of derivatives legislation by Congress could have an adverse impact on our customers’ ability to hedge risks associated with their business.
The U.S. Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 (the “Dodd-Frank Act”). This comprehensive financial reform legislation establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The legislation was signed into law by the President on July 21, 2010 and requires the Commodity Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has adopted regulations to set position limits for certain futures and option contracts in the major energy markets and has also proposed to establish minimum capital requirements, although it is not possible at this time to predict whether or when the CFTC will adopt these rules as proposed or include comparable provisions in its rulemaking under the Dodd-Frank Act. The Dodd-Frank Act may also require compliance with margin requirements and with certain clearing and trade-execution requirements in connection with certain derivative activities, although the application of those provisions is uncertain at this time. The legislation may also require the counterparties to our commodity derivative contracts to spin-off some of their derivatives activities to a separate entity that may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements that could result in increased costs to counterparties such as us.

The new legislation and regulations promulgated thereunder could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of counterparties available to us or to our customers.
Our retail business is vulnerable to risks including changes in consumer preferences and economic conditions, competitive environment, supplier concentration, franchising operations and other trends and factors that could harm our business, financial condition, results of operations or cash flows.
Our retail business is subject to changes in our consumer preferences, national, regional and local economic conditions, demographic trends and consumer confidence in the economy. Factors such as traffic patterns, weather conditions, local demographics and the number and locations of competing retail service stations and convenience stores also affect the performance of our retail stores. NTI's retail operations in the Upper Great Plains region depends on one principal supplier for a substantial portion of its merchandise inventory. NTI franchises some of its retail stores and as a result NTI's retail operations partly depends on the retail store franchisees who are independent business operators that could take actions that harm NTI's brand, reputation or goodwill. Adverse changes in any of these trends or factors could reduce our retail customer traffic or sales, or impose limits on our pricing that could adversely affect our business, financial condition, results of operations and cash flows.
Our business depends on the protection of our intellectual property and may suffer if we are unable to adequately protect such intellectual property.
We rely on patent laws, trademark and trade secret protection to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. There are events that are outside of our control that pose a threat to our intellectual property rights as well as to our products and services. For example, some or all of our and our subsidiaries’ current and future trademarks, service marks and trade dress may not be enforceable, even if registered, against any prior users of similar intellectual property or our competitors who seek to use similar intellectual property in areas where we and our subsidiaries operate or intend to conduct operations. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business and our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. In addition, we could encounter claims from prior users of similar intellectual property in areas where we or our subsidiaries operate or intend to conduct operations that could result in additional expenditures and divert our management’s time and attention from our operations. Conversely, competing businesses could infringe on our intellectual property that would necessarily require us to defend our intellectual property possibly at a significant cost to us. Any of these consequences could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal properties are described under Item 1. Business and the information is incorporated herein by reference. As of December 31, 2013, we were a party to a number of cancelable and non-cancelable leases for certain properties, including our corporate headquarters in El Paso and administrative offices in Tempe, Arizona. See Note 25, Leases and Other Commitments, in the Notes to Consolidated Financial Statements included elsewhere in this annual report.

Item 3.	Legal Proceedings
In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 23, Contingencies, in the Notes to Consolidated Financial Statements included elsewhere in this annual report.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “WNR.” As of February 21, 2014, we had 58 holders of record of our common stock. The following table summarizes the high and low sales prices of our common stock as reported on the NYSE Composite Tape for the quarterly periods in the past two fiscal years and dividends declared on our common stock for the same periods:

	High	Low	Dividends per Common Share
2013:
First quarter	$38.82	$26.94	$0.12
Second quarter	34.99	26.89	0.12
Third quarter	31.45	26.51	0.18
Fourth quarter	42.41	29.73	0.22
2012:
First quarter	$20.07	$13.98	$0.04
Second quarter	22.27	17.51	0.04
Third quarter	27.97	22.11	0.08
Fourth quarter (1)	31.04	23.96	2.58

(1)	Dividends for the fourth quarter of 2012 included special dividends of $1.00 per common share and $1.50 per common share.
Our payment of dividends is limited under the terms of our Western Revolving Credit Agreement, our Senior Unsecured Notes and our Term Loan Credit Agreement, and in part, depends on our ability to satisfy certain financial covenants. Also, as a holding company, we rely on dividends or advances from our subsidiaries to fund any dividends. The ability of our subsidiaries including WNRL and NTI to pay us dividends are restricted by covenants in their respective debt instruments and any future financing agreements. Throughout 2013, our board of directors approved and we declared quarterly cash dividends totaling $52.5 million paid on various dates throughout the year. On January 28, 2014, our board of directors approved a cash dividend for the first quarter of 2014 of $0.26 per share of common stock in an aggregate payment of $20.7 million that was paid on February 27, 2014.
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
The following graph compares the cumulative 60-month total stockholder return on our common stock relative to the cumulative total stockholder returns of the Standard & Poor’s ("S&P, 500") index and a customized peer group of six companies that includes: Alon USA Energy, Inc., CVR Energy, Inc., Delek US Holdings Inc., HollyFrontier Corp., Tesoro Corp. and Valero Energy Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and peer group on December 31, 2008. The index on December 31, 2013, and its relative performance are tracked through this date. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(Tabular representation of data in graph above)

December 2008 - June 2011	Dec	Dec	Dec	Dec	Dec	Dec
	2008	2009	2010	2011	2012	2013
Western Refining, Inc.	$100.00	$60.70	$136.34	$171.26	$402.4	$617.84
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	89.88	128.37	133.68	253.65	354.96
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
As of December 31, 2013, our board of directors authorized two separate share repurchase programs of up to $200 million under each program (the "July 2012 Program" and the "April 2013 Program"). Through December 31, 2013, we have purchased approximately 11.4 million shares of our common stock under both programs. On January 28, 2014, our board of directors authorized an additional $200 million share repurchase program (the "January 2014 Program"). Through February 21, 2014, we have utilized the entire $200 million authorized under the July 2012 Program, $135.1 million under the April 2013 Program and none of the authorized amount under the January 2014 Program. The April 2013 Program and the January 2014 Program will expire on the earlier of April 30, 2014 or January 28, 2015, respectively, or the expenditure of all remaining funds authorized under each program.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. Our board of directors may discontinue the share repurchase program at any time.

The following table presents shares repurchased, by month, during 2013.

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the programs (In thousands)
January 1 - January 31	—	$—	—	$117,730
February 1 - February 28	—	—	—	117,730
March 1 - March 31	2,071,882	35.10	2,071,882	44,962
April 1 - April 30	2,855,660	31.15	2,855,660	155,955
May 1 - May 31	1,006,708	30.21	1,006,708	125,526
June 1 - June 30	1,279,133	28.33	1,279,133	89,260
July 1 - July 31	199,340	26.41	199,340	83,992
August 1 - August 31	—	—	—	83,992
September 1 - September 30	667,305	28.61	667,305	64,889
October 1 - October 31	—	—	—	64,889
November 1 - November 30	—	—	—	64,889
December 1 - December 31	—	—	—	64,889
	8,080,028	$31.27	8,080,028
(1) Average price per share excludes commissions.

Item 6.	Selected Financial Data
The following tables set forth a summary of our historical financial and operating data for the periods indicated. The summary results of operations and financial position data as of and for the five years ended December 31, 2013, have been derived from the consolidated financial statements of Western Refining, Inc. and its subsidiaries.
The information presented includes the results of operations of NTI beginning November 12, 2013, the date of acquisition, through December 31, 2013. The information presented also includes the financial results for WNRL from October 16, 2013 forward. In addition to the impact of the non-controlling interest in net income of NTI and WNRL, refinery margins have decreased due to additional fees paid by Western to WNRL for logistic services and refining direct operating expenses have decreased for the costs associated with WNRL that are no longer included in refining direct operating costs. Consequently, our results of operations for 2013 are not fully comparable with prior periods.

The information presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data
Net sales	$10,086,070	$9,503,134	$9,071,037	$7,965,053	$6,807,368
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	8,690,222	8,054,385	7,532,423	7,155,967	5,944,128
Direct operating expenses (exclusive of depreciation and amortization)	523,836	483,070	463,563	444,531	486,164
Selling, general and administrative expenses	137,031	114,628	105,768	84,175	109,697
(Gain) loss and impairments on disposal of assets, net	(4,989)	(1,891)	447,166	13,038	52,788
Goodwill impairment loss	—	—	—	—	299,552
Maintenance turnaround expense	50,249	47,140	2,443	23,286	8,088
Depreciation and amortization	117,848	93,907	135,895	138,621	145,981
Total operating costs and expenses	9,514,197	8,791,239	8,687,258	7,859,618	7,046,398
Operating income (loss)	571,873	711,895	383,779	105,435	(239,030)
Other income (expense):
Interest income	746	696	510	441	248
Interest expense and other financing costs	(68,040)	(81,349)	(134,601)	(146,549)	(121,321)
Amortization of loan fees	(6,541)	(6,860)	(8,926)	(9,739)	(6,870)
Write-off of unamortized loan fees	—	—	—	—	(9,047)
Loss on extinguishment of debt	(46,773)	(7,654)	(34,336)	—	—
Other, net	2,214	359	(3,898)	7,286	(15,184)
Income (loss) before income taxes	453,479	617,087	202,528	(43,126)	(391,204)
Provision for income taxes	(153,925)	(218,202)	(69,861)	26,077	40,583
Net income (loss)	299,554	398,885	132,667	(17,049)	(350,621)
Less net income attributed to non-controlling interest (3)	23,560	—	—	—	—
Net income (loss) attributable to Western Refining, Inc. shareholders	$275,994	$398,885	$132,667	$(17,049)	$(350,621)
Basic earnings (loss) per share	$3.35	$4.42	$1.46	$(0.19)	$(4.43)
Diluted earnings (loss) per share	2.79	3.71	1.34	(0.19)	(4.43)
Dividends declared per common share	$0.64	$2.74	$—	$—	$—
Weighted average basic shares outstanding	82,248	89,270	88,981	88,204	79,163
Weighted average dilutive shares outstanding	104,904	111,822	109,792	88,204	79,163

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cash Flow Data
Net cash provided by (used in):
Operating activities	$441,153	$916,353	$508,200	$134,456	$140,841
Investing activities	(895,885)	18,506	(72,194)	(73,777)	(115,361)
Financing activities	468,835	(651,721)	(325,089)	(75,657)	(30,407)
Other Data
Adjusted EBITDA (2)	$754,839	$1,083,669	$786,239	$287,770	$192,948
Capital expenditures	205,677	202,157	83,809	78,095	115,854
Balance Sheet Data (at end of period)
Cash and cash equivalents	$468,070	$453,967	$170,829	$59,912	$74,890
Restricted cash	—	—	220,355	—	—
Working capital	448,667	559,213	544,981	272,750	311,254
Total assets	5,512,965	2,480,407	2,570,344	2,628,146	2,824,654
Total debt and lease financing obligations	1,411,517	499,863	803,990	1,069,531	1,116,664
Total equity	2,570,587	909,070	819,828	675,593	688,452

(1)	The net effect of commodity hedging gains and losses included in cost of products sold for the periods presented was as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Realized commodity hedging gain (loss), net	$15,868	$(144,448)	$(76,033)	$(9,770)	$(20,184)
Unrealized commodity hedging gain (loss), net	(16,898)	(229,672)	183,286	337	(1,510)
Total realized and unrealized commodity hedging gain (loss), net	$(1,030)	$(374,120)	$107,253	$(9,433)	$(21,694)

(2)
Adjusted EBITDA represents earnings before interest expense and other financing costs, amortization of loan fees, provision for income taxes, depreciation, amortization, maintenance turnaround expense and certain other non-cash income and expense items. However, Adjusted EBITDA is not a recognized measurement under United States generally accepted accounting principles ("GAAP"). Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, the accounting effects of significant turnaround activities (that many of our competitors capitalize and thereby exclude from their measures of EBITDA) and certain non-cash charges that are items that may vary for different companies for reasons unrelated to overall operating performance.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net income (loss) attributable to Western Refining, Inc. shareholders	$275,994	$398,885	$132,667	$(17,049)	$(350,621)
Net income attributed to non-controlling interest	23,560	—	—	—	—
Interest expense and other financing costs	68,040	81,349	134,601	146,549	121,321
Amortization of loan fees	6,541	6,860	8,926	9,739	6,870
Provision for income taxes	153,925	218,202	69,861	(26,077)	(40,583)
Depreciation and amortization	117,848	93,907	135,895	138,621	145,981
Maintenance turnaround expense	50,249	47,140	2,443	23,286	8,088
Loss (gain) and impairments on disposal of assets, net (a)	(4,989)	—	450,796	13,038	52,788
Goodwill impairment loss	—	—	—	—	299,552
Loss on extinguishment of debt	46,773	7,654	34,336	—	—
Write-off of unamortized loan fees	—	—	—	—	9,047
Net change in lower of cost or market inventory reserve	—	—	—	—	(61,005)
Unrealized loss (gain) on commodity hedging transactions, net (b)	16,898	229,672	(183,286)	(337)	1,510
Adjusted EBITDA	$754,839	$1,083,669	$786,239	$287,770	$192,948
(a) The calculation of Adjusted EBITDA for the year ended December 31, 2011, includes the add-back of net gains and losses of $450.8 million incurred from the sale of the Yorktown refining and certain pipeline assets.
(b) Adjusted EBITDA has been adjusted for the impact of net non-cash unrealized gains and losses related to our commodity hedging transactions. We believe the inclusion of this component of net income provides a better representation of Adjusted EBITDA given the non-cash and potentially volatile nature of commodity hedging.

(3)	Net income attributed to non-controlling interest for the year ended December 31, 2013, consisted of income from NTI and WNRL in the amount of $20.6 million and $3.0 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this annual report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I — Item 1A. Risk Factors and elsewhere in this report. You should read such Risk Factors and Forward-Looking Statements in this report. In this Item 7, all references to “Western Refining,” “the Company,” “Western,” “we,” “us” and “our” refer to Western Refining, Inc. and its subsidiaries, unless the context otherwise requires or where otherwise indicated.
Company Overview
We are an independent crude oil refiner and marketer of refined products incorporated in September 2005 under Delaware law with principal offices located in El Paso, Texas. Our stock trades on the New York Stock Exchange ("NYSE") under the symbol “WNR.” We own certain operating assets directly; the controlling general partner interest and a 65.3% limited partner interest in Western Refining Logistics, LP (“WNRL”) and the controlling general partner interest and a 38.7% limited partner interest in Northern Tier Energy LP (“NTI”). We refer to the combined assets of these three entities as our Consolidated Asset Portfolio.
We own and operate two refineries; our 128,000 barrel per day ("bpd") refinery in El Paso, Texas and our 25,000 bpd refinery near Gallup, New Mexico. We also have wholesale petroleum products operations and a retail convenience store network of 228 retail sites. Our primary areas of operation include Arizona, Colorado, the Mid-Atlantic region, New Mexico and west Texas. WNRL is primarily involved in providing logistical services to our refineries in the Southwest and NTI owns and operates a refinery and a network of convenience retail stores that serves the Upper Great Plains region.
During 2013, we formed WNRL, a fee-based Delaware master limited partnership, to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets. On October 10, 2013, WNRL's common partnership units began trading on the NYSE. On October 16, 2013, WNRL completed its offering of common units representing limited partner interests to the public. We own a 65.3% limited partner interest in WNRL and the public has a 34.7% limited partner interest. We control WNRL through our 100% ownership of the general partner of WNRL and through control of the majority of outstanding common partnership units.
On November 12, 2013, Western and Northern Tier Holdings LLC (“NTH”) entered into a purchase agreement whereby we purchased from NTH all of NTH’s interests in NT InterHoldCo LLC, a wholly-owned subsidiary of NTH that holds all of the membership interests in Northern Tier Energy GP LLC, the general partner of NTI and common partnership units representing a 38.7% limited partner interest in NTI. NTI owns and operates an 89,500 bpd refinery in St. Paul Park, Minnesota. NTI also operates 164 convenience stores and supports 75 franchised convenience stores. NTI's primary areas of operation include Minnesota, South Dakota and Wisconsin. We control NTI through our 100% ownership of the general partner of NTI.
We report our operating results in five business segments: the refining group, the wholesale group, the retail group, WNRL and NTI.

•
Our refining group operates two refineries owned by Western that process crude oil and other feedstocks primarily into gasoline, diesel fuel, jet fuel and asphalt. We market refined products to a diverse customer base including wholesale distributors and retail chains.

•
Our wholesale group includes a fleet of crude oil and refined product truck transports and wholesale petroleum product operations in the Southwest, Northeast and Mid-Atlantic regions. The wholesale group also markets refined products in the Northeast and Mid-Atlantic regions. Wholesale receives its product supply from the refining group and third-party suppliers.

•	Our retail group operates retail convenience stores that sell gasoline, diesel fuel and convenience store merchandise.

•	WNRL owns and operates terminal, storage and transportation assets and provides related services primarily to our refining group in the Southwest.

•
NTI owns and operates refining and transportation assets and operates retail convenience store assets and supports franchised retail convenience stores primarily in the Upper Great Plains region of the U.S.

See Note 3, Segment Information in the Notes to Consolidated Financial Statements included in this annual report for detailed information on our operating results by business segment.

Major Influences on Results of Operations
Refining. Our net sales fluctuate significantly with movements in commodity values such as refined product prices and the cost of crude oil and other feedstocks. The spread between our cost of crude oil and our sales prices for refined products is the primary factor affecting our earnings and cash flows from operations. Factors driving the movement in petroleum based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; production levels; logistics constraints; availability of imports; marketing of competitive fuels; price differentials between heavy and sour crude oils and light sweet crude oils, known as the heavy light crude oil differential; and government regulation. Our refining results of operations for 2011 reflect additional negative impact of various impairment charges and a loss on the disposal of certain refining assets. Discussion of these charges and loss follows below under Long-lived Asset Impairment Losses.
Other impacts to our overall refinery gross margins include the sale of lower value products such as residuum and propane as well as refinery production loss. Higher crude costs tend to have a narrowing effect on the margin for lower value product sales. Our refinery product yield volume is less than our total refinery throughput volume; a higher yield loss negatively impacts our gross margin. Also affecting refining margins within refinery cost of products sold is the impact of our economic hedging activity entered into primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product and blendstock inventories. Net realized and unrealized commodity hedging losses of $1.0 million for 2013 and net realized and unrealized commodity hedging losses of $374.1 million for 2012 were included within our consolidated cost of products sold. The majority of this activity relates to our refining segment and the remainder relates to our wholesale segment. Our refining cost of products sold includes $0.8 million in net realized and unrealized economic hedging gains for the year ended December 31, 2013, and $350.5 million in net realized and unrealized economic hedging losses for the year ended December 31, 2012. Our results of operations are also significantly affected by our refineries’ direct operating expenses, especially the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
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
Safety, reliability and the environmental performance of our refineries’ operations are critical to our financial performance. Unplanned downtime of our refineries generally results in lost refinery gross margin opportunity, increased maintenance costs and a temporary increase in working capital investment and inventory. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or a major maintenance project, through a planning process that considers product availability, the margin environment and the availability of resources to perform the required maintenance.
Periodically we have planned maintenance turnarounds at our refineries that are expensed as incurred. We completed a refinery maintenance turnaround at our Gallup refinery during October 2012. In the first quarter of 2013, we completed a scheduled maintenance turnaround for the north side units of the El Paso refinery, and we completed a scheduled maintenance turnaround for the south side units of the El Paso refinery during the first quarter of 2014. In addition to planned outages, we occasionally experience unplanned downtime due to circumstances outside of our control. Certain of these outages qualify for reimbursement as business interruption losses, and we record these reimbursements as revenues. Net sales for the year ended December 31, 2013, includes $22.2 million in business interruption recoveries related to processing outages that occurred during the first and fourth quarters of 2011. For the year ended December 31, 2012, we received $4.0 million in business interruption recoveries related to the 2011 first quarter processing outage at our El Paso refinery.
The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory of crude oil and the majority of our refined products are valued at the lower of cost or market under the last-in, first-out ("LIFO") inventory valuation methodology. If the market values of our inventories decline below our cost basis, we would record a write-down of our inventories resulting in a non-cash charge to our cost of products sold. Under the LIFO inventory valuation method, this write-down is subject to recovery in future periods to the extent the market values of our inventories equal our cost basis relative to any LIFO inventory valuation write-downs previously recorded. We have also experienced LIFO liquidations based on decreased levels in our inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $3.2 million and $22.3 million for the years ended December 31, 2013, and 2011, respectively, and an increase in cost of products sold of $4.0 million for the year ended December 31, 2012. See Note 5, Inventories, in the Notes to Consolidated Financial Statements included in this annual report for detailed information on the impact of LIFO inventory accounting.

Wholesale. Earnings and cash flows from our wholesale business segment are primarily affected by the sales volumes and margins of gasoline, diesel fuel and lubricants sold. These margins are equal to the sales price, net of discounts less total cost of sales and are measured on a cents per gallon ("cpg") basis. Factors that influence margins include local supply, demand and competition.
Prior to August 31, 2012, we purchased refined products to sell through our wholesale group in the Mid-Atlantic region from various third parties. On August 31, 2012, we entered into an exclusive supply and marketing agreement with a third party covering activities related to our refined product supply, hedging and sales in the Mid-Atlantic region. Under the supply agreement, we receive monthly distribution amounts from the supplier equal to one-half of the amount by which our refined product sales exceeds the supplier's costs of acquiring, transporting and hedging the refined product. To the extent our refined product sales do not exceed the refined product costs during any month, we pay one-half of that amount to the supplier. Our payments to the supplier are limited to an aggregate annual amount of $2.0 million.
Retail. Earnings and cash flows from our retail business segment are primarily affected by the sales volumes and margins of gasoline and diesel fuel and by the sales and margins of merchandise sold at our retail stores. Margins for gasoline and diesel fuel sales are equal to the sales price less the delivered cost of the fuel and motor fuel taxes, and are measured on a cpg basis. Fuel margins are impacted by competition, local and regional supply and demand. Margins for retail merchandise sold are equal to retail merchandise sales less the delivered cost of the merchandise, net of supplier discounts and inventory shrinkage and are measured as a percentage of merchandise sales. Merchandise sales are impacted by convenience or location, branding and competition. Our retail sales reflect seasonal trends such that operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year.
WNRL. WNRL generates substantially all of its revenues under fee-based agreements with Western. These contracts should generate stable and predictable cash flows, and limit WNRL's direct exposure to commodity price fluctuations to the loss allowance provisions in such commercial agreements. Pursuant to its contracts with Western, WNRL generally does not have exposure to variability in the prices of the hydrocarbons and other products it handles, although these risks indirectly influence its activities and results of operations over the long term. WNRL's terminal throughput volumes depend primarily on the volume of refined and other products produced at Western’s refineries that, in turn, is ultimately dependent on Western’s refining margins.
Refining margins depend on both the price of crude oil or other feedstock and the price of refined products. Factors driving the prices of petroleum based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation. Please read “Risk Factors" under Item 1A in this Form 10-K.
WNRL may acquire additional logistics assets from Western or third parties. Under the omnibus agreement entered into in connection with its initial public offering, subject to certain exceptions, WNRL has rights of first offer on certain logistics assets retained by Western to the extent Western decides to sell, transfer or otherwise dispose of any of those assets. WNRL also has rights of first offer to acquire additional logistics assets in the Permian Basin or the Four Corners area that Western may construct or acquire in the future. In addition, WNRL plans to pursue strategic asset acquisitions from third parties to the extent such acquisitions complement our or Western’s existing asset base or provide attractive potential returns in new areas within its geographic footprint.
NTI. NTI's earnings and cash flows are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. NTI is primarily a refining operation and therefore a margin-based operation. NTI can be impacted by the same refining market dynamics that affect Western, subject to differences due to its geographic areas of operations and different customer base. NTI is subject to many of the same federal government regulations as Western.
NTI is currently planning a partial turnaround to occur during 2014 for its gas oil hydrotreater unit at an estimated cost of $10.0 million to $15.0 million. The refinery is currently expected to have reduced throughputs during the period that is required to complete this partial turnaround.
NTI's operations experience seasonal effects. Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic. Decreased demand during the winter months can lower gasoline prices. As a result, NTI's operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year.
Long-lived Asset Impairment Losses. We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized in an amount that its carrying amount exceeds its fair value.

In connection with the suspension of refining operations at our Bloomfield refinery during 2009, we recorded additional impairment charges of $11.7 million and $9.1 million, respectively, resulting from our fourth quarters of 2011 and 2010 analyses of specific assets that we had previously planned to relocate from our Bloomfield facility to our Gallup refinery. We include non-cash impairment losses under (Gain) loss and impairments on disposal of assets, net in the Consolidated Statements of Operations.
In connection with the execution of the agreements to sell the Yorktown refining and terminal assets on December 29, 2011, we recorded a loss of $465.6 million, including transaction costs of $1.2 million. We have included this loss in (Gain) loss and impairments on disposal of assets, net in the Consolidated Statement of Operations for the year ended December 31, 2011. In a separate transaction with the third-party buyer of the Yorktown facility, we also sold an 82 mile section of our 16" TexNew Mex Pipeline. The sale of this segment of pipeline resulted in a gain of $26.6 million, offset by transaction costs of $0.1 million. We have included this gain in (Gain) loss and impairments on disposal of assets, net in our Consolidated Statement of Operations for the year ended December 31, 2011. We performed an impairment analysis on the remaining 342 miles of our pipeline in connection with the sale and determined that no impairment of our remaining pipeline system existed as of December 31, 2011.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.
WNRL Initial Public Offering
During 2013, we formed WNRL, a fee-based growth-oriented master limited partnership, to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets. On October 10, 2013, WNRL's common partnership units began trading on the NYSE under the symbol "WNRL." On October 16, 2013, WNRL completed the offering of 15,812,500 common units representing limited partner interests to the public at a price of $22.00 per unit that included a 2,062,500 common partnership unit over-allotment option exercised by the underwriters. We own a 65.3% limited partner interest in WNRL and the public owns a 34.7% limited partner interest. We are WNRL's primary customer for its terminalling and storage activities and we record the fees we pay to WNRL for its services within cost of products sold. Prior to WNRL's operations, we did not operate our logistics assets for the purpose of generating revenue, therefore our cost of products sold and reported refining margins are not entirely comparable period over period.
See Note 29, Western Refining Logistics, LP, in the Notes to Consolidated Financial Statements included in this annual report for more detailed information.
NTI Acquisition
On November 12, 2013, Western purchased all of NTH’s interests in NT InterHoldCo LLC, a wholly-owned subsidiary of Northern Tier Holdings LLC that holds all of the membership interests in Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP and 35,622,500 common units representing a 38.7% limited partner interest in Northern Tier Energy LP for a purchase price of $775 million. Northern Tier Energy LP's assets are located in the Upper Great Plains region and include a refinery in St. Paul Park, Minnesota that has an 89,500 barrel per day refining capacity. The partnership also includes convenience stores under the SuperAmerica brand that are located in Minnesota, South Dakota and Wisconsin and sells gasoline, convenience store merchandise and in some locations, diesel fuel.
See Note 30, Acquisitions, in the Notes to Consolidated Financial Statements included in this annual report for more detailed information.
Debt and Equity Transactions
During 2009, we issued $600.0 million in senior secured notes consisting of $325.0 million 11.25% Senior Secured Notes due 2017 ("Western 2017 Senior Secured Notes) and $275.0 million Senior Secured Floating Rate Notes due 2014 (“Western 2014 Senior Unsecured Notes”). In 2009 we also issued $215.5 million of 5.75% Convertible Senior Unsecured Notes ("Western 2014 Unsecured Notes"). The conversion rate for the Western 2014 Unsecured Notes at December 31, 2013, was 104.5105 for each $1,000 of principal amount. Including the original issue discount, we reported annual interest costs related to the Western 2017 Senior Secured Notes, Western 2014 Senior Unsecured Notes and the Western 2014 Senior Unsecured Notes at rates ranging from 13.0% to 13.8%. In December 2011, we redeemed the entire $275.0 million of Western 2014 Senior Unsecured Notes at a premium to par of 5.0%.
We made regularly scheduled interest and principal payments under our term loan maturing in 2017 ("Western 2017 Term Loan Credit Facility") through the first quarter of 2012. In addition to scheduled payments, we made non-mandatory prepayments of $30.0 million and $291.8 million during the first and second quarters of 2012, respectively, reducing the principal balance to zero.

During the first and second quarters of 2013, we redeemed or otherwise purchased and canceled all outstanding 11.25% Senior Secured Notes for $349.4 million, including $24.4 million in redemption fees, resulting in a loss on extinguishment of debt of $46.7 million including the write-off of $4.2 million of unamortized loan fees.
On March 25, 2013, we entered into an indenture (the "Western 2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the "Western 2021 Unsecured Notes"). The Western 2021 Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of our wholly-owned domestic restricted subsidiaries that guarantee any of our indebtedness under our (a) Western Revolving Credit Facility or (b) any other Credit Facilities (as each such term is defined in the Western 2021 Indenture), or any capital markets debt, in the case of clause (b), in a principal amount of at least $150.0 million. The Western 2021 Unsecured Notes and the guarantees are our and each guarantor's general obligations and will rank equally and ratably with all of our existing and future senior indebtedness and senior to our and the Guarantors’ subordinated indebtedness. The Western 2021 Unsecured Notes will be effectively subordinated in right of payment to all secured indebtedness (including secured indebtedness under the Western Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. We pay interest on the Western 2021 Unsecured Notes semi-annually in cash in arrears on April 1 and October 1 of each year. The Western 2021 Unsecured Notes will mature on April 1, 2021. We used the proceeds from the offering primarily to redeem the 11.25% Senior Secured Notes. We incurred transaction and other financing fees of $7.5 million related to the issuance of the Western 2021 Unsecured Notes.
On November 12, 2013, we entered into a Term Loan Credit Agreement ("Western 2020 Term Loan Credit Facility") with Bank of America, N.A., as administrative agent, and the lenders party thereto. The Western 2020 Term Loan Credit Facility provides for loans of $550.0 million and matures on November 12, 2020. The Western 2020 Term Loan Credit Facility bears interest at a rate based either on the Base Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 2.50% or the Eurodollar Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 3.50% (with a Euro dollar rate floor of 1.00%). The Western 2020 Term Loan Credit Facility is fully and unconditionally guaranteed, on a joint and several basis, by substantially all material restricted subsidiaries of the Company. The Western 2020 Term Loan Credit Facility contains customary restrictive covenants, including limitations on debt, investments and restricted payments.
As a result of the redemptions listed above, we recognized losses on extinguishment of debt of $46.8 million, $7.7 million and $34.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. These losses are included in Loss on extinguishment of debt in the Consolidated Statements of Operations.
As of December 31, 2013, our board of directors authorized two separate share repurchase programs of up to $200 million under each program (the "July 2012 Program" and the "April 2013 Program"). Through December 31, 2013, we have purchased approximately 11.4 million shares of our common stock under both programs. On January 28, 2014, our board of directors authorized an additional $200 million share repurchase program (the "January 2014 Program"). Through February 21, 2014, we have utilized the entire $200 million authorized under the July 2012 Program, $135.1 million under the April 2013 Program and none under the January 2014 Program. The April 2013 Program and the January 2014 Program will expire on the earlier of April 30, 2014 or January 28, 2015, respectively, or the expenditure of all remaining funds authorized under each program.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. Our board of directors may discontinue the share repurchase program at any time.
See Note 15, Long-Term Debt, and Note 20, Shareholders' Equity, in the Notes to Consolidated Financial Statements included in this annual report for more detailed information.
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
During the fourth quarter of 2011, we recorded additional impairment charges of $11.7 million resulting from our 2011 fourth quarter analysis of specific assets that we had previously planned to relocate from our Bloomfield facility to our Gallup refinery. Non-cash impairment losses are included in (Gain) loss and impairments on disposal of assets, net in our Consolidated Statements of Operations.

Employee Benefit Plans
Through December 31, 2013, we had distributed $25.7 million ($0.02 million in 2013, $5.7 million in 2012, $7.2 million in 2011 and $12.8 million in 2010) from plan assets to plan participants as a result of the idling of Yorktown refining operations in 2010 and resultant termination of several participants of the Yorktown cash balance plan. We contributed $1.3 million and $1.5 million to the Yorktown pension plan during 2013 and 2012, respectively. We received regulatory approval to terminate the defined benefit plan covering certain previous Yorktown refinery employees and did so during the second quarter of 2013. We recorded a termination loss of $1.8 million, including $0.6 million reclassified from other comprehensive income during 2013.
Commodity Hedging Activities, Property Taxes and Other
Our operating results for the years ended December 31, 2013 and 2012 included realized and unrealized net losses from our commodity hedging activities of $1.0 million and $374.1 million, respectively, and realized and unrealized net gains from our commodity hedging activities of $107.3 million for the year ended December 31, 2011. Since 2011, the primary source of this activity is our entry into swap contracts intended to fix margins on a portion of our future gasoline and distillate production. NTI engages in periodic hedging of gasoline and distillate production, and had no open positions on future refinery production or raw materials inventories at December 31, 2013. For the period following our acquisition of NTI through December 31, 2013, NTI operations included $1.8 million in realized commodity hedging losses that are included in the consolidated net activity noted above. See Note 18, Crude Oil and Refined Product Risk Management, in the Notes to Consolidated Financial Statements included in this annual report for further discussion on our commodity hedging activities.
During the latter half of 2012, we increased our annual property tax accrual estimate by $11.6 million resulting from an increased appraisal from the El Paso Central Appraisal District for 2012. We were successful in having the appraised property values revised and have reduced our current period accrual for property tax expense accordingly.
Our income tax provisions include the effects of a decrease in our valuation allowance of $2.8 million for the year ended December 31, 2013 and an increase in our valuation allowance of $2.8 million and $23.7 million for the years ended December 31, 2012 and 2011, respectively, against the deferred tax assets for Virginia and Maryland generated through the operations of the Yorktown facility prior to the sale of the facility in December 2011.
Planned Maintenance Turnaround
During the years ended December 31, 2013, 2012 and 2011, we incurred costs of $50.2 million, $47.1 million and $2.4 million, respectively, for maintenance turnarounds. In the first quarter of 2013, we completed a scheduled maintenance turnaround for the north side units of the El Paso refinery. We also incurred turnaround expense during 2013 in preparation for a planned 2014 turnaround at the El Paso refinery. Costs incurred during 2012 and 2011 related primarily to the planned 2012 turnaround for the Gallup refinery. We began a refinery maintenance turnaround at our Gallup refinery during September 2012 that was completed during October 2012. We expense the cost of maintenance turnarounds when the expense is incurred, while most of our competitors capitalize and amortize maintenance turnarounds.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. GAAP. Note 2 to our Consolidated Financial Statements contains a summary of our significant accounting policies, many that require the use of estimates and assumptions. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex, subjective assumptions by management that can materially impact reported results. Changes in these estimates or assumptions, or actual results that are different, could materially impact our financial condition, results of operations and cash flows.
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
Retail refined product (fuel) inventory values are determined using the first-in, first-out ("FIFO") inventory valuation method. Retail merchandise inventory value is determined under the retail inventory method. Wholesale refined product, lubricant and related inventories are determined using the FIFO inventory valuation method. Refined product inventories originate from either our refineries or from third-party purchases.

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
We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized in an amount that its carrying amount exceeds its fair value.
In order to test our long-lived assets for recoverability, we must make estimates of projected cash flows related to the asset being evaluated that include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life and future expenditures necessary to maintain its existing service potential. In order to determine fair value, we must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates and growth rates that could significantly impact the estimated fair value of the asset being tested for impairment.
Goodwill. Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost. We test goodwill for impairment at the reporting unit level annually. In addition, goodwill of that reporting unit is tested for impairment if any events or circumstances arise during a quarter that indicates goodwill of a reporting unit might be impaired. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner that the business is managed. We do not amortize goodwill for financial reporting purposes.
The estimates and assumptions used in determining fair value of each reporting unit require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The market capitalization model is sensitive to changes in NTI's traded unit price. The EBITDA and complexity barrel models are sensitive to changes in recent historical results of operations within the refining industry. We compare and contrast the results of the various valuation models to determine if impairment exists. Declines in NTI's market capitalization could be an early indication that goodwill may become impaired in the future.
Intangible Assets. We amortize intangible assets, such as rights-of-way, licenses and permits over their economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s economic useful life is determined to be indefinite, then that asset is not amortized. We consider factors such as the asset’s history, our plans for that asset and the market for products associated with the asset when the intangible asset is acquired. We consider these same factors when reviewing the economic useful lives of our existing intangible assets as well. We review the economic useful lives of our intangible assets at least annually.
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
Financial Instruments and Fair Value. We are exposed to various market risks, including changes in commodity prices. We use commodity future contracts, price swaps and options to reduce price volatility, to fix margins for refined products and to protect against price declines associated with our crude oil and blendstock inventories. We recognize all commodity hedge transactions that we enter as either assets or liabilities in the Consolidated Balance Sheets and those instruments are measured at fair value. For instruments used to mitigate the change in value of volumes subject to market prices, we elected not to pursue hedge accounting treatment for financial accounting purposes, generally because of the difficulty of establishing and maintaining the required documentation that would allow for hedge accounting. The swap contracts used to fix the margin on a portion of our future gasoline and distillate production do not qualify for hedge accounting treatment. Therefore, changes in the fair value of these commodity hedging instruments are included in income in the period of change. Net gains or losses associated with these transactions are recognized within cost of products sold using mark-to-market accounting.
Other Postretirement Obligations. Other postretirement plan expenses and liabilities are determined based on actuarial valuations. Inherent in these valuations are key assumptions including discount rates, future compensation increases, expected return on plan assets, health care cost trends and demographic data. Changes in our actuarial assumptions are primarily influenced by factors outside of our control and can have a significant effect on our other postretirement liability and cost. A defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or liability for the plan’s underfunded status, (b) measure the plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year, but are not recognized as components of net periodic benefit cost.
Recent Accounting Pronouncements
The accounting provisions covering items reclassified from comprehensive income were amended to require disclosure about the nature of the reclassification. These provisions are effective beginning January 1, 2013. The adoption of this guidance did not affect our financial position, results of operations or cash flows because these requirements only affected disclosures.
The accounting provisions covering balance sheet offsetting related to certain derivative items were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These provisions are effective beginning January 1, 2013. The revised provisions did not affect our financial position, results of operations or cash flows.

Results of Operations
A discussion and analysis of our consolidated and operating segment financial data and key operating statistics for the three years ended December 31, 2013, is presented below:
Consolidated

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

	Year Ended December 31,
	2013 (2)	2012	Change
	(In thousands)
Net sales (1)	$10,086,070	$9,503,134	$582,936
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	8,690,222	8,054,385	635,837
Direct operating expenses (exclusive of depreciation and amortization) (1)	523,836	483,070	40,766
Selling, general and administrative expenses	137,031	114,628	22,403
Gain on disposal of assets, net	(4,989)	(1,891)	(3,098)
Maintenance turnaround expense	50,249	47,140	3,109
Depreciation and amortization	117,848	93,907	23,941
Total operating costs and expenses	9,514,197	8,791,239	722,958
Operating income	571,873	711,895	(140,022)
Other income (expense):
Interest income	746	696	50
Interest expense and other financing costs	(68,040)	(81,349)	13,309
Amortization of loan fees	(6,541)	(6,860)	319
Loss on extinguishment of debt	(46,773)	(7,654)	(39,119)
Other, net	2,214	359	1,855
Income before income taxes	453,479	617,087	(163,608)
Provision for income taxes	(153,925)	(218,202)	64,277
Net income	299,554	398,885	(99,331)
Less net income attributed to non-controlling interest (3)	23,560	—	23,560
Net income attributable to Western Refining, Inc.	$275,994	$398,885	$(122,891)

	Year Ended December 31,
	2013 (2)	2012	Change
	(In thousands, except per share data)
Economic hedging activities recognized within cost of products sold
Realized hedging gain (loss), net	$15,868	$(144,448)	$160,316
Unrealized hedging loss, net	(16,898)	(229,672)	212,774
Total hedging gain (loss), net	$(1,030)	$(374,120)	$373,090

Operations
Weighted average basic common shares	82,248	89,270	(7,022)
Basic earnings per common share	$3.35	$4.42	$(1.07)
Weighted average diluted common shares	104,904	111,822	(6,918)
Diluted earnings per share	$2.79	$3.71	$(0.92)

(1)
Excludes $4,277.8 million and $4,909.4 million of intercompany sales; $4,265.0 million and $4,901.5 million of intercompany cost of products sold; and $12.8 million and $7.9 million of intercompany direct operating expenses for the years ended December 31, 2013 and 2012, respectively.

(2)
The information presented includes the results of operations of NTI beginning November 12, 2013, the consummation date of the purchase transactions. Additionally, the information presented includes the financial results for WNRL from the period beginning October 16, 2013 through the year ended December 31, 2013.

(3)	Net income attributed to non-controlling interest for the year ended December 31, 2013 consisted of income from NTI and WNRL in the amount of $20.6 million and $3.0 million, respectively.
Overview. The decrease in net income from 2012 to 2013 was primarily due to declined refining margins and increased maintenance turnaround expense, depreciation expense and losses on extinguishment of debt. These negative impacts to net income were offset by the difference in the results from commodity hedging activities between periods and by decreases in interest and other financing costs. We discuss refining margins and economic hedging gains and losses in greater detail within our refining segment analysis under Refinery Gross Margin.
At a consolidated level, net of intercompany eliminations, our margins decreased from 2012 to 2013 by $52.9 million, due largely to a decrease in our refining margins of $157.7 million which is a reflection of the overall industry wide decline in refining margins offset by our reduced losses from unrealized commodity hedging activity from a 2012 unrealized loss of $229.7 million to an unrealized loss of $16.9 million in 2013. Our retail segment recognized a margin increase of $0.4 million and our wholesale segment recognized a margin decrease of $0.1 million. Additionally, the gross margin for the NTI and WNRL segments during 2013 was $94.9 million and $1.7 million, respectively, net of intercompany transactions that eliminate in consolidation, with no comparable data in prior periods.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses from 2012 to 2013 was primarily a result of the new NTI segment that had direct operating expenses of $35.1 million with no comparable data in prior periods. Also contributing was an increase in direct operating expenses of our retail segment of $5.2 million.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses from 2012 to 2013 resulted from an increase in corporate overhead, refining segment, wholesale segments and our retail segment of $7.1 million, $1.3 million, $1.0 million and $0.2 million, respectively. Additionally, the new NTI and WNRL segments had selling, general and administrative expenses during 2013 of $11.7 million and $1.1 million, respectively, with no comparable activity in prior periods. The increase of $7.1 million in corporate overhead was primarily due to increased professional and legal expenses associated with the NTI acquisition ($6.1 million), information technology expenses ($1.8 million) and employee expenses ($1.4 million) partially offset by decreased lease expense ($3.0 million).
(Gain) Loss and Impairments on Disposal of Assets, Net. The net gain for 2013 was the result of the sale of certain idle Bloomfield refinery assets offset by the loss from the abandonment of certain capital projects. The net gain for 2012 related to sales of various assets from our refining segment.
Maintenance Turnaround Expense. During 2013, we incurred turnaround expenses primarily associated with the turnaround of the north side units of our El Paso refinery that was completed in the first quarter of 2013 and the planned first quarter 2014 El Paso turnaround. Turnaround expenses incurred during 2012 related primarily to the 2012 turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.
Depreciation and Amortization. The increase from 2012 to 2013 was primarily due to additional depreciation at our Gallup refinery ($4.8 million) resulting from additional assets capitalized during the third and fourth quarters of 2012 and at our El Paso refinery ($2.9 million) related to first quarter of 2013 capital additions. Also, there was additional depreciation associated with WNRL logistics assets ($0.5 million) due to the ongoing expansion of our Delaware Basin logistics system. Also, we incurred depreciation associated with the NTI assets acquired during November 2013 ($10.7 million).
Operating Income. The decrease from 2012 to 2013 was primarily due to lower refining margins, higher maintenance turnaround expenses and higher depreciation and amortization expense. Partially offsetting the decrease was the difference in results from our commodity hedging activities between periods, a total impact of $373.1 million.
Interest Income. Interest income remained relatively unchanged.
Interest Expense. The decrease from 2012 to 2013 was attributable to lower average debt levels and lower average cost of borrowing during the year ended December 31, 2013 compared to 2012.
Amortization of Loan Fees. Amortization of loan fees decreased from 2012 to 2013 due to the retirement of our Term Loan and Senior Secured Notes and resultant write-off of related loan fees.
Loss on extinguishment of debt. We recorded a loss on extinguishment of debt for the year ended December 31, 2013 resulting from the retirement of our Senior Secured Notes. The loss on extinguishment of debt for the year ended December 31, 2012 was the result of the prepayment of our Term Loan.
Other, Net. Other, net during 2012 included amounts primarily related to a distribution from a one-time transaction that occurred through a partnership investment we hold ($1.4 million).

Provision for Income Taxes. We recorded income tax expense for the year ended December 31, 2013 using an effective tax rate of 33.9% compared to the federal statutory rate of 35%. Our 2013 income tax provision includes a $2.8 million decrease in our valuation allowance from December 31, 2012.
We recorded income tax expense for the year ended December 31, 2012 using an estimated effective tax rate of 35.4%, compared to the federal statutory rate of 35%. Our 2012 income tax provision includes a $2.8 million increase in our valuation allowance from December 31, 2011.
See additional analysis under the refining segment, wholesale segment, retail segment, WNRL segment and NTI segment.
Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011	Change
	(In thousands)
Net sales (1)	$9,503,134	$9,071,037	$432,097
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	8,054,385	7,532,423	521,962
Direct operating expenses (exclusive of depreciation and amortization) (1)	483,070	463,563	19,507
Selling, general and administrative expenses	114,628	105,768	8,860
Loss and impairments on disposal of assets, net	(1,891)	447,166	(449,057)
Maintenance turnaround expense	47,140	2,443	44,697
Depreciation and amortization	93,907	135,895	(41,988)
Total operating costs and expenses	8,791,239	8,687,258	103,981
Operating income	711,895	383,779	328,116
Other income (expense):
Interest income	696	510	186
Interest expense and other financing costs	(81,349)	(134,601)	53,252
Amortization of loan fees	(6,860)	(8,926)	2,066
Loss on extinguishment of debt	(7,654)	(34,336)	26,682
Other, net	359	(3,898)	4,257
Income before income taxes	617,087	202,528	414,559
Provision for income taxes	(218,202)	(69,861)	(148,341)
Net income	398,885	132,667	266,218
Less net income attributed to non-controlling interest	—	—	—
Net income attributable to Western Refining, Inc.	$398,885	$132,667	$266,218

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

Share data
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
We analyze segment margins as a function of net sales less cost of products sold (exclusive of depreciation and amortization). At a consolidated level, our margin decreased from 2011 to 2012 by $89.9 million, due largely to a decrease in our refining margins of $125.3 million that is a reflection of unrealized commodity hedging gains and losses recorded within cost of products sold. In 2011, we reported an unrealized commodity hedging gain compared to a loss in 2012. Excluding the impact of this activity, refining margins improved over 2011 as a result of our improving crude oil cost advantage in refining. Both our wholesale and retail groups recognized margin increases of $7.9 million and $35.4 million, respectively, net of intercompany transactions that eliminate in consolidation.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses from 2011 to 2012 resulted from an increase from our retail and wholesale groups of $22.3 million and $5.3 million, respectively, offset by a decrease from our refining group of $8.2 million, net of intercompany transactions that eliminate in consolidation.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses from 2011 to 2012 resulted from an increase in corporate overhead and our retail group of $9.1 million and $0.8 million, respectively, offset by a decrease from our refining and wholesale groups of $0.3 million and $0.8 million, respectively. The increase of $9.1 million in corporate overhead was primarily due to increased lease expense ($2.0 million), wages ($1.8 million), charitable contributions ($1.2 million) and commitment fees ($0.9 million). The increase in lease expense was the direct result of lease buy-outs of long-term operating leases. The increase in wages was the result of annual pay raises coupled with an increase in annual incentive compensation.
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
See additional analysis under the refining segment, wholesale segment and retail segment.

Refining Segment
The following tables set forth our summary and individual refining operating results and throughput and production data. El Paso and Gallup Refineries and Related Operations summary tables include summary operating results and throughput and production data for both of our refineries for the periods presented. We do not allocate corporate selling, general and administrative expenses to the individual refineries or other related refinery operations.
Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012
El Paso and Gallup Refineries and Related Operations

	Year Ended December 31,
	2013	2012	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$7,693,829	$8,340,178	$(646,349)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (5)	6,656,778	7,133,308	(476,530)
Direct operating expenses (exclusive of depreciation and amortization)	312,497	320,659	(8,162)
Selling, general and administrative expenses	28,485	27,136	1,349
Gain on disposal of assets, net	(4,999)	(1,382)	(3,617)
Maintenance turnaround expense	50,249	47,140	3,109
Depreciation and amortization	85,712	77,575	8,137
Total operating costs and expenses	7,128,722	7,604,436	(475,714)
Operating income	$565,107	$735,742	$(170,635)
Key Operating Statistics
Total sales volume (bpd) (1)	176,653	184,086	(7,433)
Total refinery production (bpd)	147,793	147,461	332
Total refinery throughput (bpd) (2)	150,429	149,809	620
Per barrel of throughput:
Refinery gross margin (3) (5)	$18.89	$22.01	$(3.12)
Refinery gross margin excluding hedging activities (3) (5)	18.87	28.40	(9.53)
Gross profit (3) (5)	17.33	20.60	(3.27)
Direct operating expenses (4)	5.69	5.85	(0.16)

El Paso and Gallup Refineries

	Year Ended December 31,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	78,568	76,536	2,032
Diesel and jet fuel	59,580	61,224	(1,644)
Residuum	5,445	5,655	(210)
Other	4,200	4,046	154
Total refinery production (bpd)	147,793	147,461	332
Refinery throughput (bpd):
Sweet crude oil	117,289	115,345	1,944
Sour or heavy crude oil	25,195	24,792	403
Other feedstocks and blendstocks	7,945	9,672	(1,727)
Total refinery throughput (bpd) (2)	150,429	149,809	620

El Paso Refinery

	Year Ended December 31,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	61,893	61,669	224
Diesel and jet fuel	52,600	54,600	(2,000)
Residuum	5,445	5,655	(210)
Other	3,442	3,280	162
Total refinery production (bpd)	123,380	125,204	(1,824)
Refinery throughput (bpd):
Sweet crude oil	93,654	94,404	(750)
Sour crude oil	25,195	24,792	403
Other feedstocks and blendstocks	6,488	7,734	(1,246)
Total refinery throughput (bpd) (2)	125,337	126,930	(1,593)
Total sales volume (bpd) (1)	141,894	151,352	(9,458)
Per barrel of throughput:
Refinery gross margin (3) (5)	$18.74	$28.25	$(9.51)
Direct operating expenses (4)	4.30	4.50	(0.20)

Gallup Refinery

	Year Ended December 31,
	2013	2012	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	16,675	14,867	1,808
Diesel and jet fuel	6,980	6,624	356
Other	758	766	(8)
Total refinery production (bpd)	24,413	22,257	2,156
Refinery throughput (bpd):
Sweet crude oil	23,635	20,941	2,694
Other feedstocks and blendstocks	1,457	1,938	(481)
Total refinery throughput (bpd) (2)	25,092	22,879	2,213
Total sales volume (bpd) (1)	34,759	32,718	2,041
Per barrel of throughput:
Refinery gross margin (3) (5)	$18.94	$28.25	$(9.31)
Direct operating expenses (4)	10.13	9.60	0.53

(1)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 14.44% and 13.83% of our total consolidated sales volumes for the years ended December 31, 2013 and 2012, respectively. The majority of the purchased refined products are distributed through our wholesale refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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
The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Year Ended December 31,
	2013	2012	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$7,693,829	$8,340,178	$(646,349)
Cost of products sold (exclusive of depreciation and amortization)	6,656,778	7,133,308	(476,530)
Depreciation and amortization	85,712	77,575	8,137
Gross profit	951,339	1,129,295	(177,956)
Plus depreciation and amortization	85,712	77,575	8,137
Refinery gross margin	$1,037,051	$1,206,870	$(169,819)
Refinery gross margin per refinery throughput barrel	$18.89	$22.01	$(3.12)
Gross profit per refinery throughput barrel	$17.33	$20.60	$(3.27)

(4)
Refining's direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization. Refining direct operating expenses in the current year are not entirely comparable to the prior year since refining operations no longer include terminalling, transportation and other similar operating expenses now recorded by WNRL.

(5)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin, but are not included in those measures for the individual refineries.

	Year Ended December 31,
	2013	2012	Change
	(In thousands)
Realized hedging gain (loss), net	$17,714	$(120,805)	$138,519
Unrealized hedging loss, net	(16,898)	(229,672)	212,774
Total hedging gain (loss), net	$816	$(350,477)	$351,293
Overview. The decrease in operating income from 2012 to 2013, excluding commodity hedging activities, was primarily attributable to lower refining margins influenced by the weaker margin environment and crude oil discounts. Operating income in the current year was negatively impacted by increased turnaround expenses and lower throughput and sales volumes associated with the turnaround of the north side units of our El Paso refinery that was completed during the first quarter of 2013. The lower sales volumes resulting from the planned north side shutdown reduced our overall refining margins.
Refinery Gross Margin. Refinery gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Refinery gross margin decreased from 2012 to 2013 due primarily to industry trends in crude pricing. Excluding the impact of our hedging activities, refining margin per throughput barrel declined period over period. The cost advantage we have for the discount of WTI crude oil to Brent crude oil was less in 2013 than 2012. The Gulf Coast benchmark 3:2:1 crack spread decreased from $28.79 in 2012 to $19.97 in 2013. We base all of our crude oil purchases on pricing tied to WTI, and we continue to realize the positive impact from the discount of WTI crude oil to Brent crude oil and the additional discount of WTI Midland crude oil to WTI Cushing crude oil. While they remain positive, neither of these discounts were as wide in 2013 as they were in 2012. The WTI/Brent discount decreased from a per barrel average of $17.48 to $10.67 year over year and has been difficult to predict during this period with volatile fluctuations due in part to new and proposed crude oil pipeline capacity additions in the Permian Basin and at Cushing, Oklahoma. For our El Paso refinery, the WTI Midland/Cushing differential averaged $1.70 per barrel for 2013 compared to $4.06 in 2012. This differential fluctuates based on local crude oil production, crude oil outflow at Cushing and regional refining throughputs. Permian Basin crude oil production continues to increase and provide additional cost-advantaged crude oil for our El Paso refinery. This production contributes to the discount we receive on WTI Midland crude oil.
During 2013 we recognized a net realized and unrealized gain from economic hedging activities compared to a loss in the prior year. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin.
We also recognized the negative margin impact of the higher cost of RINs at $30.5 million for the year ended December 31, 2013 compared to $4.0 million for the year ended December 31, 2012. The cost to purchase third-party RINs increased during 2013. Total refinery throughput increased marginally from 2012 to 2013 primarily due to Gallup refinery operational efficiencies gained from the October 2012 turnaround. Gallup's increase in throughput was partially offset by lower El Paso throughput due to a scheduled turnaround of the north side units during the first quarter of 2013. Also, our refined product sales volume decreased from 67.4 million barrels in 2012 to 64.5 million barrels in 2013.
Concurrent with the closing of its initial public offering on October 16, 2013, we entered into fee-based commercial and service agreements with WNRL under which WNRL operates assets that we contributed for the purpose of generating fee‑based revenues. Under these agreements, WNRL provides various pipeline, gathering, transportation, terminalling and storage services to us. We pay fees for these services based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity. We recorded all of the fees that we paid to WNRL within refining cost of products sold, and for the year ended December 31, 2013, our cost of products sold for the combined refining segment includes WNRL fees of $26.5 million with no comparable activity in prior periods.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased period over period primarily due to lower property tax expense ($19.9 million) resulting from a corrected property appraisal for 2013 taxes and the refund of property taxes in 2013 paid for 2012, lower maintenance expenses ($13.7 million) and employee expenses ($2.8 million). Direct operating expenses also decreased due to WNRL commencing operations following its initial public offering on October 16, 2013, and its subsequent accounting for certain expenses related to the assets that we contributed. Prior to WNRL's offering we recorded all direct operating expenses that are now a part of WNRL operations within the refining segment. Therefore, refining direct operating expenses no longer include terminalling, transportation and other similar operating expenses related to the assets transferred to WNRL subsequent to WNRL's offering and are not entirely comparable to prior periods.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from 2012 to 2013 primarily due to greater outside support services ($0.9 million), professional and legal services ($0.6 million) and employee expenses ($0.5 million) associated with overall wage increases and higher headcount in our refining's supply and trading and purchasing departments. These increases were partially offset by a decrease in selling, general and administrative expenses due to WNRL's initial public offering as discussed above.
(Gain) Loss and Impairments on Disposal of Assets, Net. The net gain during 2013 was the result of the sale of certain idle Bloomfield refinery assets. The net gain during 2012 was primarily the result of transactions relating to the sale of catalyst from our refineries.
Maintenance Turnaround Expense. During the year ended December 31, 2013, we incurred turnaround expenses associated with a turnaround of the north side units of our El Paso refinery completed during the first quarter of 2013 as well as expenses associated with a planned 2014 turnaround of the south side units. During the year ended December 31, 2012, we incurred turnaround expenses in connection with the planned turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012.
Depreciation and Amortization. Depreciation and amortization increased from 2013 to 2012 due to additional depreciation at our Gallup refinery ($4.8 million) and El Paso refinery ($2.9 million) primarily resulting from assets capitalized during the third and fourth quarters of 2012 in Gallup and the first quarter of 2013 in El Paso.

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

El Paso and Gallup Refineries and Related Operations

	Year Ended December 31,
	2012 (5)	2011 (5)	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$8,340,178	$8,399,698	$(59,520)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (6)	7,133,308	7,059,210	74,098
Direct operating expenses (exclusive of depreciation and amortization)	320,659	329,237	(8,578)
Selling, general and administrative expenses	27,136	27,451	(315)
Loss and impairments on disposal of assets, net	(1,382)	447,166	(448,548)
Maintenance turnaround expense	47,140	2,443	44,697
Depreciation and amortization	77,575	119,057	(41,482)
Total operating costs and expenses	7,604,436	7,984,564	(380,128)
Operating income	$735,742	$415,134	$320,608
Key Operating Statistics
Total sales volume (bpd) (1)	184,086	189,339	(5,253)
Total refinery production (bpd)	147,461	140,124	7,337
Total refinery throughput (bpd) (2)	149,809	142,257	7,552
Per barrel of throughput:
Refinery gross margin (3) (6)	$22.01	$25.82	$(3.81)
Refinery gross margin excluding hedging activities (3) (6)	28.40	23.83	4.57
Gross profit (3) (6)	20.60	23.52	(2.92)
Direct operating expenses (4)	5.85	6.34	(0.49)

El Paso and Gallup with Related Operations

	Year Ended December 31,
	2012 (5)	2011 (5)	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$8,339,492	$8,383,594	$(44,102)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (6)	7,137,486	7,048,140	89,346
Direct operating expenses (exclusive of depreciation and amortization)	320,659	285,800	34,859
Selling, general and administrative expenses	27,136	27,451	(315)
(Gain) loss and impairments on disposal of assets, net	(1,382)	(14,829)	13,447
Maintenance turnaround expense	47,140	2,443	44,697
Depreciation and amortization	77,575	76,254	1,321
Total operating costs and expenses	7,608,614	7,425,259	183,355
Operating income	$730,878	$958,335	$(227,457)
Key Operating Statistics
Total sales volume (bpd) (1)	184,070	189,007	(4,937)
Total refinery production (bpd)	147,461	140,124	7,337
Total refinery throughput (bpd) (2)	149,809	142,257	7,552
Per barrel of throughput:
Refinery gross margin (3) (6)	$21.92	$25.72	$(3.80)
Refinery gross margin excluding hedging activities (3) (6)	28.31	23.73	4.58
Gross profit (3) (6)	20.51	24.25	(3.74)
Direct operating expenses (4)	5.85	5.50	0.35

El Paso and Gallup Refineries

	Year Ended December 31,
	2012	2011	Change
Key Operating Statistics
Refinery product yields (bpd)
Gasoline	76,536	74,224	2,312
Diesel and jet fuel	61,224	57,037	4,187
Residuum	5,655	5,219	436
Other	4,046	3,644	402
Total refinery production (bpd)	147,461	140,124	7,337
Refinery throughput (bpd)
Sweet crude oil	115,345	113,347	1,998
Sour or heavy crude oil	24,792	19,876	4,916
Other feedstocks and blendstocks	9,672	9,034	638
Total refinery throughput (bpd) (2)	149,809	142,257	7,552

El Paso Refinery

	Year Ended December 31,
	2012	2011	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	61,669	58,236	3,433
Diesel and jet fuel	54,600	50,211	4,389
Residuum	5,655	5,219	436
Other	3,280	2,882	398
Total refinery production (bpd)	125,204	116,548	8,656
Refinery throughput (bpd):
Sweet crude oil	94,404	91,589	2,815
Sour crude oil	24,792	19,876	4,916
Other feedstocks and blendstocks	7,734	6,680	1,054
Total refinery throughput (bpd) (2)	126,930	118,145	8,785
Total sales volume (bpd) (1)	151,352	155,196	(3,844)
Per barrel of throughput:
Refinery gross margin (3) (6)	$28.25	$23.18	$5.07
Direct operating expenses (4)	4.50	4.50	—

Gallup Refinery

	Year Ended December 31,
	2012	2011	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	14,867	15,988	(1,121)
Diesel and jet fuel	6,624	6,826	(202)
Other	766	762	4
Total refinery production (bpd)	22,257	23,576	(1,319)
Refinery throughput (bpd):
Sweet crude oil	20,941	21,758	(817)
Other feedstocks and blendstocks	1,938	2,354	(416)
Total refinery throughput (bpd) (2)	22,879	24,112	(1,233)
Total sales volume (bpd) (1)	32,718	33,811	(1,093)
Per barrel of throughput:
Refinery gross margin (3) (6)	$28.25	$26.05	$2.20
Direct operating expenses (4)	9.60	8.27	1.33

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

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Net realized and net non‑cash unrealized economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. Refinery gross margin in the current year is not entirely comparable to the prior year as a result of fees paid by our Refining segment to WNRL.
The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Year Ended December 31,
	2012	2011	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$8,340,178	$8,399,698	$(59,520)
Cost of products sold (exclusive of depreciation and amortization)	7,133,308	7,059,210	74,098
Depreciation and amortization	77,575	119,057	(41,482)
Gross profit	1,129,295	1,221,431	(92,136)
Plus depreciation and amortization	77,575	119,057	(41,482)
Refinery gross margin	$1,206,870	$1,340,488	$(133,618)
Refinery gross margin per refinery throughput barrel (4)	$22.01	$25.82	$(3.81)
Gross profit per refinery throughput barrel (4)	$20.60	$23.52	$(2.92)
The following table reconciles gross profit for our Southwest refineries to combined gross margin for our Southwest refineries for the periods presented:

	Year Ended December 31,
	2012	2011	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$8,339,492	$8,383,594	$(44,102)
Cost of products sold (exclusive of depreciation and amortization)	7,137,486	7,048,140	89,346
Depreciation and amortization	77,575	76,254	1,321
Gross profit	1,124,431	1,259,200	(134,769)
Plus depreciation and amortization	77,575	76,254	1,321
Refinery gross margin	$1,202,006	$1,335,454	$(133,448)
Refinery gross margin per refinery throughput barrel (4)	$21.92	$25.72	$(3.80)
Gross profit per refinery throughput barrel (4)	$20.51	$24.25	$(3.74)

(4)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

(5)
The difference between the total refining financial data and our refining financial data represents the sale of refined products associated with the Yorktown operations. We sold 5,707 barrels of feedstocks during 2012 and 120,783 barrels during 2011.

(6)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin, but are not included in those measures for the individual refineries.

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
Refinery Gross Margin. Refinery gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Refinery gross margin decreased from 2011 to 2012 due to an increase in net realized and unrealized economic hedging losses and lower sales volumes. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. We record unrealized mark-to-market gains and losses related to our economic hedging instruments based on the difference between forward crack spreads and the fixed margins that result from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. We recognize hedging gains and losses within cost of product sold that directly impacts our refining gross margin. Our 2012 refining gross margin included significant net realized and unrealized commodity hedging losses compared to net hedging gains in 2011. Also, our refined product sales volume decreased from 69.1 million barrels in 2011 to 67.4 million barrels in 2012.
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
Direct Operating Expenses (exclusive of depreciation and amortization). The decrease in direct operating expenses primarily resulted from decreased energy expenses of $16.1 million due to the Yorktown sale and the decrease in price of natural gas for the El Paso and Gallup refineries. On December 29, 2011, we completed the sale of the Yorktown refining and terminal assets, therefore, certain direct operating expenses associated with the Yorktown facility that were incurred during 2011 were not incurred in 2012. Also, maintenance expenses and chemicals and catalyst expenses decreased $4.8 million and $2.3 million, respectively, that primarily related to the Yorktown sale. These decreases were partially offset by increased property tax expense of $11.6 million resulting from an increase in appraised property values for our El Paso refinery and increased outside support services of $4.0 million for inspections, outside engineering and technical services at the El Paso refinery and the Jal storage facility.
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively unchanged from 2012 to 2011.
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
Maintenance Turnaround Expense. During the years ended December 31, 2012, and December 31, 2011, we incurred costs in connection with the planned turnaround at our Gallup refinery. The Gallup turnaround began during the third quarter of 2012 and was completed in October 2012. Additionally, turnaround costs were incurred during 2012 for the planned turnaround of the north side units of our El Paso refinery planned for the first quarter of 2013.
Depreciation and Amortization. Depreciation and amortization decreased from 2012 to 2011 due to the disposal of the Yorktown facility in December 2011.

Wholesale Segment
Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change
	(In thousands, except per gallon data)
Net sales (including intersegment sales)	$4,779,489	$4,860,291	$(80,802)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,667,371	4,748,077	(80,706)
Direct operating expenses (exclusive of depreciation and amortization)	67,137	67,491	(354)
Selling, general and administrative expenses	11,385	10,407	978
Gain on disposal of assets, net	—	(509)	509
Depreciation and amortization	4,057	3,814	243
Total operating costs and expenses	4,749,950	4,829,280	(79,330)
Operating income	$29,539	$31,011	$(1,472)
Key Operating Data
Fuel gallons sold	1,550,154	1,520,581	29,573
Fuel gallons sold to retail	254,907	244,906	10,001
Average fuel sales price per gallon	$3.20	$3.32	$(0.12)
Average fuel cost per gallon	3.15	3.27	(0.12)
Fuel margin per gallon (2)	0.06	0.07	(0.01)

Lubricant gallons sold	11,793	11,492	301
Average lubricant sales price per gallon	$11.28	$11.15	$0.13
Average lubricant cost per gallon	10.07	10.05	0.02
Lubricant margin (1)	10.8%	9.9%	0.9%

Realized hedging loss	$—	$(23,643)	$23,643
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Year Ended December 31,
	2013	2012	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales (including intersegment sales)	$4,965,856	$5,054,987	$(89,131)
Excise taxes included in fuel sales	(355,865)	(355,957)	92
Lubricant sales	133,082	128,171	4,911
Other sales (including intersegment sales)	36,416	33,090	3,326
Net Sales	$4,779,489	$4,860,291	$(80,802)
Cost of Products Sold
Fuel cost of products sold	$4,882,430	$4,970,965	$(88,535)
Excise taxes included in fuel cost of products sold	(355,865)	(355,957)	92
Lubricant cost of products sold	118,744	115,540	3,204
Other cost of products sold	22,062	17,529	4,533
Cost of Products Sold	$4,667,371	$4,748,077	$(80,706)
Fuel margin per gallon (2)	$0.06	$0.07	$(0.01)

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

Overview. Operating income decreased $1.5 million from 2012 to 2013. The decrease in operating income was primarily due to higher selling, general and administrative expenses in the current period and the gain on disposal of assets, net in 2012.
Wholesale Gross Margin. We analyze gross margin as a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Wholesale gross margin decreased by $0.1 million from 2012 to 2013 primarily due to lower fuel margins in the southwest and northeast. This decrease was partially offset by higher fuel volumes in both the southwest and northeast. In addition, lubricant margin per gallon increased year over year due to the increased sales price of lubricants without corresponding increases in the cost.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased due to lower terminalling fees for our northeast region operations ($6.0 million) partially offset by increased employee expense ($3.6 million).
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased due to higher employee expenses ($1.1 million).
Gain on Disposal of Asset, Net. Gain on disposal of assets for the year ended December 31, 2012, was related primarily to gains on lease buy-outs and subsequent sale of 17 fuel tanker trucks.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011	Change
	(In thousands, except per gallon data)
Net sales (including intersegment sales)	$4,860,291	$4,753,790	$106,501
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	4,748,077	4,645,851	102,226
Direct operating expenses (exclusive of depreciation and amortization)	67,491	65,829	1,662
Selling, general and administrative expenses	10,407	11,177	(770)
Gain on disposal of assets, net	(509)	—	(509)
Depreciation and amortization	3,814	4,312	(498)
Total operating costs and expenses	4,829,280	4,727,169	102,111
Operating income	$31,011	$26,621	$4,390
Key Operating Data
Fuel gallons sold	1,520,581	1,543,173	(22,592)
Fuel gallons sold to retail	244,906	213,137	31,769
Average fuel sales price per gallon	$3.32	$3.22	$0.10
Average fuel cost per gallon	3.27	3.17	0.10
Fuel margin per gallon (2)	0.07	0.06	0.01

Lubricant gallons sold	11,492	10,823	669
Average lubricant sales price per gallon	$11.15	$10.85	$0.30
Average lubricant cost per gallon	10.05	9.60	0.45
Lubricant margin (1)	9.9%	11.5%	(1.6)%

Realized hedging gain (loss)	$(23,643)	$2,962	$(26,605)
Unrealized hedging gain	—	943	(943)
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Year Ended December 31,
	2012	2011	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales (including intersegment sales)	$5,054,987	$4,971,199	$83,788
Excise taxes included in fuel sales	(355,957)	(366,393)	10,436
Lubricant sales	128,171	117,478	10,693
Other sales (including intersegment sales)	33,090	31,506	1,584
Net Sales	$4,860,291	$4,753,790	$106,501
Cost of Products Sold
Fuel cost of products sold	$4,970,965	$4,895,302	$75,663
Excise taxes included in fuel cost of products sold	(355,957)	(366,393)	10,436
Lubricant cost of products sold	115,540	103,925	11,615
Other cost of products sold	17,529	13,017	4,512
Cost of Products Sold	$4,748,077	$4,645,851	$102,226
Fuel margin per gallon (2)	$0.07	$0.06	$0.01

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

Overview. Operating income increased $4.4 million from 2011 to 2012. The increase was primarily due to increased fuel margins from our wholesale operations in the southwest offset by decreased margins from our northeast wholesale operations. Our margins in the northeast were mainly affected by the increase in realized economic hedging losses year over year. On August 31, 2012 our wholesale segment entered into a supply and marketing agreement with a third party covering activities related to refined product supply, hedging and sales in the Mid-Atlantic region. Under the agreement we will receive one-half of the amount our refined product sales exceed the supplier's cost of acquiring, transporting and hedging the refined products and we will pay one-half the amount our refined product sales do not exceed the refined product costs, with an annual limit of $2.0 million.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from 2011 to 2012 due to a decrease in wages based on lower 2012 employee headcount and decreased bad debt expense due to improved collections.
Gain on Disposal of Asset, Net. Gain on disposal of assets for the year ended December 31, 2012, was related primarily to gains on lease buy-outs and subsequent sale of 17 fuel tanker trucks.
Depreciation and Amortization. Depreciation and amortization decreased $0.5 million from 2011 to 2012.

Retail Segment
Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change
	(In thousands, except per gallon data)
Net sales (including intersegment sales)	$1,177,098	$1,212,070	$(34,972)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,039,130	1,074,532	(35,402)
Direct operating expenses (exclusive of depreciation and amortization)	107,950	102,793	5,157
Selling, general and administrative expenses	8,401	8,161	240
Depreciation and amortization	11,514	10,473	1,041
Total operating costs and expenses	1,166,995	1,195,959	(28,964)
Operating income	$10,103	$16,111	$(6,008)
Key Operating Data
Fuel gallons sold	302,759	291,244	11,515
Average fuel sales price per gallon	$3.41	$3.56	$(0.15)
Average fuel cost per gallon	3.23	3.36	(0.13)
Fuel margin per gallon (2)	0.18	0.20	(0.02)

Merchandise sales	$253,096	$248,023	$5,073
Merchandise margin (1)	28.8%	29.0%	(0.2)%
Operating retail outlets at period end	228	222	6
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Year Ended December 31,
	2013	2012	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales (including intersegment sales)	$1,032,478	$1,036,404	$(3,926)
Excise taxes included in fuel sales	(118,015)	(111,805)	(6,210)
Merchandise sales	253,096	248,023	5,073
Other sales (3)	9,539	39,448	(29,909)
Net Sales	$1,177,098	$1,212,070	$(34,972)
Cost of Products Sold
Fuel cost of products sold	$976,589	$978,979	$(2,390)
Excise taxes included in fuel cost of products sold	(118,015)	(111,805)	(6,210)
Merchandise cost of products sold	180,284	176,215	4,069
Other cost of products sold (3)	272	31,143	(30,871)
Cost of Products Sold	$1,039,130	$1,074,532	$(35,402)
Fuel margin per gallon (2)	$0.18	$0.20	$(0.02)

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

(3)
Lottery sales are shown net of lottery cost of sales within other sales for the year ended December 31, 2013. In 2012, lottery sales were reported gross within other sales and lottery cost of sales were reported in other cost of products sold.

Overview. During 2012, we added 13 stores to our retail network primarily in the second quarter. Our results of operations for the year ending December 31, 2013, reflect the activity generated by these additional stores for the full year in 2013 as opposed to only a partial period in 2012. Additionally, we added seven new stores in the fourth quarter of 2013 that do not have comparable activity in 2012. As such, we have segregated the same store activity from the new retail outlets within the following analysis of results of operations. The decrease in operating income from 2012 to 2013 was primarily due to decreased same store operating margins and increased direct operating expenses. The effect of the new retail outlets added during 2012 was an increase in operating income of $0.6 million and the effect of the new retail outlets added during 2013 was a reduction in operating income of $0.3 million.
Retail Gross Margin. Retail gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The effect of the new retail outlets added during 2012 was an increase in retail gross margin of $3.2 million and the effect of the new retail outlets added during 2013 was an increase in retail gross margin of $0.4 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses from 2012 to 2013 was primarily due to $2.3 million of current year expenses generated by retail outlets added during 2012 and $0.6 million of current year expenses generated by retail outlets added during the fourth quarter of 2013. The addition of the new outlets resulted in increased employee expense, credit card processing fees resulting from the increase in credit sales, property taxes, lease expense and utilities.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses from 2012 to 2013 was primarily due to increased field and back office support personnel required to support the addition of new retail outlets during 2012.
Depreciation and Amortization. The increase in depreciation and amortization was primarily due to accelerated depreciation of certain assets. The majority of the retail outlets added during 2012 was through operating leases and are therefore not depreciated.
Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011	Change
	(In thousands, except per gallon data)
Net sales (including intersegment sales)	$1,212,070	$940,395	$271,675
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,074,532	838,247	236,285
Direct operating expenses (exclusive of depreciation and amortization)	102,793	80,458	22,335
Selling, general and administrative expenses	8,161	7,329	832
Depreciation and amortization	10,473	9,653	820
Total operating costs and expenses	1,195,959	935,687	260,272
Operating income	$16,111	$4,708	$11,403
Key Operating Data
Fuel gallons sold (in thousands)	291,244	230,429	60,815
Average fuel sales price per gallon	$3.56	$3.44	$0.12
Average fuel cost per gallon	3.36	3.27	0.09
Fuel margin per gallon (2)	0.20	0.17	0.03

Merchandise sales	$248,023	$204,998	$43,025
Merchandise margin (1)	29.0%	28.0%	1.0%
Operating retail outlets at period end	222	209	13

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Year Ended December 31,
	2012	2011	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales (including intersegment sales)	$1,036,404	$792,502	$243,902
Excise taxes included in fuel revenues	(111,805)	(83,255)	(28,550)
Merchandise sales	248,023	204,998	43,025
Other sales	39,448	26,150	13,298
Net Sales	$1,212,070	$940,395	$271,675
Cost of Products Sold
Fuel cost of products sold	$978,979	$753,487	$225,492
Excise taxes included in fuel cost of products sold	(111,805)	(83,255)	(28,550)
Merchandise cost of products sold	176,215	147,692	28,523
Other cost of products sold	31,143	20,323	10,820
Cost of Products Sold	$1,074,532	$838,247	$236,285
Fuel margin per gallon (2)	$0.20	$0.17	$0.03

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
Retail Gross Margin. Retail gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The increase in retail gross margin from 2011 to 2012 was primarily due to higher realized fuel margins per gallon, increased merchandise sales and margins and the positive result of the additional retail outlets added during 2012 and 2011. Fuel margin per gallon improved over 2011 due to small improvements in the general economy and relatively stable retail fuel sales pricing among our competition. The effect of the new retail outlets added during 2012 was an increase of retail gross margin of $4.2 million and the effect of new retail outlets added during 2011 was an increase of retail gross margin of $24.4 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses from 2011 to 2012 was primarily due to retail outlets added in 2012 and in late 2011. The addition of the new outlets resulted in increased employee expense, credit card processing fees resulting from the increase in credit sales, property taxes, lease expense and utilities. The new retail outlets added in 2012 required additional costs of $4.7 million and the new retail outlets added in 2011 required additional costs of $18.4 million.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses from 2011 to 2012 was primarily due to increased field and back office support personnel required to support the addition of new retail outlets during 2012 and 2011.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged over 2011. The majority of the retail outlets added during 2012 and 2011 were through operating leases.

WNRL
The following table sets forth the summary operating results for WNRL. The selected historical financial data for the 2013 period presented below represents the financial results from the period beginning October 16, 2013, through December 31, 2013. WNRL recognizes revenue for crude oil and refined petroleum product pipeline transportation and for crude oil and refined petroleum product terminalling and storage based on contractual rates and agreements. WNRL derived a substantial portion of its revenue from service revenues charged to Western. Prior to the Offering, Western did not charge or record revenue for intercompany gathering, pipeline transportation, terminalling and storage services. Therefore, there is no comparable activity prior to WNRL's commencement of operations on October 16, 2013.

Period Ended December 31,
2013
(In thousands)
Revenues:
Affiliate	$25,942
Third-party	698
Total revenues	26,640
Operating costs and expenses:
Operating and maintenance expenses	13,940
General and administrative expenses	1,107
Depreciation and amortization	2,676
Total operating costs and expenses	17,723
Operating income	$8,917
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	3,258
Four Corners system (1)	38,091
Gathering (truck offloading):
Permian/Delaware Basin system	10,169
Four Corners system	8,814
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	367,208

(1)
Some barrels of crude oil movements to Western’s Gallup refinery are transported on more than one of our mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline.

NTI
The following table sets forth the summary operating results for NTI. The selected historical financial data for the 2013 period presented below represents the financial results from the period beginning November 12, 2013, through the period ended December 31, 2013. We acquired the general partner and a 38.7% limited partner interest in NTI on November 12, 2013. There is no comparable activity in prior periods.

Period Ended December 31,
2013
(In thousands, except key operating statistics)
Net sales	$686,824
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	591,942
Direct operating expenses (exclusive of depreciation and amortization)	35,123
Selling, general and administrative expenses	11,651
Loss on disposal of assets, net	10
Depreciation and amortization	10,740
Total operating costs and expenses	649,466
Operating income	$37,358
Key Operating Statistics
Total sales volume (bpd)	84,028
Total refinery production (bpd)	82,758
Total refinery throughput (bpd) (2)	82,261
Per barrel of throughput:
Refinery gross margin (1) (3)	$18.06
Refinery gross margin excluding hedging activities (1) (3)	18.50
Gross profit (1) (3)	15.79
Direct operating expenses (4)	5.05
Retail fuel gallons sold (in thousands)	40,031
Retail fuel margin per gallon (5)	$17.36
Merchandise sales	27,958
Merchandise margin (6)	25.0%

Company-operated retail outlets at period end	164
Franchised retail outlets at period end	75

(1)
Cost of products sold for NTI includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging losses are also included in the combined gross profit and refinery gross margin.

Period Ended December 31,
2013
(In thousands)
Realized hedging loss, net	$(1,846)
Unrealized hedging loss, net	—
Total hedging loss, net	$(1,846)

(2)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refinery's total throughput volumes for the respective period presented. The net realized and net non‑cash unrealized economic hedging losses included in NTI's gross margin are not allocated to the refinery. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.
The following table reconciles gross profit for the St. Paul Park refinery to gross margin for the St. Paul Park refinery for the period presented:

Period Ended December 31,
2013
(In thousands, except per barrel data)
Net sales (including intersegment sales)	$633,201
Cost of products sold (exclusive of depreciation and amortization)	557,453
Depreciation and amortization	9,485
Gross profit	66,263
Plus depreciation and amortization	9,485
Refinery gross margin	$75,748
Refinery gross margin per refinery throughput barrel	$18.06
Gross profit per refinery throughput barrel	$15.79

(4)
NTI's direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

(5)
Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales and fuel cost of products sold by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the retail industry to measure operating results related to fuel sales.

(6)
Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the retail industry to measure operating results related to merchandise sales.

Outlook
Our refining margins, excluding net realized and net non-cash unrealized gain or loss on hedging activities, were weaker in 2013 compared to 2012. The Gulf Coast benchmark 3:2:1 crack spread declined from an average of $28.79 in 2012 to an average of $19.97 in 2013. Western's and NTI's refining margins in recent years have benefited from the price relationship between WTI crude oil and Brent crude oil. Western and NTI both base their crude oil purchases on pricing tied to WTI, and during 2013 the discount of WTI crude oil to Brent crude oil declined to an average of $10.67 for the year ended December 31, 2013, compared to $17.48 in 2012. However, the WTI/Brent discount has been volatile recently due to continued strong growth of inland crude production and new and proposed crude oil pipeline capacity additions in the Permian Basin and in Cushing, Oklahoma. The WTI/Brent discount year-to-date through February 25, 2014, has averaged $11.19. The Gulf Coast benchmark 3:2:1 crack spread year-to-date through February 25, 2014 has averaged $16.86. During the second quarter of 2013, we completed the first two phases of our Delaware Basin logistics system that includes truck offloading, storage and pipeline assets. The addition of these assets will increase our capacity to deliver cost advantaged crude oil from the Delaware Basin to our El Paso refinery. NTI’s location also allows them direct access, via the Minnesota Pipeline, to cost-advantaged crude oil from the Bakken Shale in North Dakota and other Canadian crude oils that may price at substantial discounts to WTI.
During 2013, we experienced significant volatility in the pricing of ethanol RINs as refiners essentially achieved full utilization of ethanol in gasoline blends. We expect this volatility to continue as the industry strives to meet Renewable Fuel Standards obligations.

Liquidity and Capital Resources
Our primary sources of liquidity are from cash from operations, cash on hand, availability under the Western Revolving Credit Facility and distributions attributable to us from NTI and WNRL. To a lesser extent, we also generate liquidity from the issuance of securities.
We ended 2013 with cash and cash equivalents of $468.1 million including WNRL cash of $84.0 million and NTI cash of $85.8 million and had no direct borrowings under any of the Western, NTI or WNRL Revolving Credit Facilities. As a result, Western had $744.5 million in total liquidity as of December 31, 2013, defined as Western’s cash and cash equivalents plus net availability under the Western Revolving Credit Facility.
As of December 31, 2013, our board of directors authorized two separate share repurchase programs of up to $200 million under each program (the "July 2012 Program" and the "April 2013 Program"). Through December 31, 2013, we have utilized the entire $200 million authorized under the July 2012 Program and $135.1 million under the April 2013 Program. The total share repurchase amount during 2013 between the July 2012 Program and the April 2013 Program was 8,080,028 shares at a cost of $252.8 million. Since inception of the programs through December 31, 2013, we have repurchased a total of 11,404,163 shares at a cost of $335.1 million under both programs. On January 28, 2014, our board of directors authorized an additional $200 million share repurchase program (the "January 2014 Program"). From December 31, 2013, to February 21, 2014, we did not purchase any additional shares. As of February 21, 2014, we had $64.9 million and $200.0 million remaining in authorized expenditures under the April 2013 Program and the January 2014 Program, respectively.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase program may be discontinued at any time by our board of directors.
Cash Flows
Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change
	(In thousands)
Cash flows provided by operating activities	$441,153	$916,353	$(475,200)
Cash flows provided by (used in) investing activities	(895,885)	18,506	(914,391)
Cash flows provided by (used in) financing activities	468,835	(651,721)	1,120,556
Net increase in cash and cash equivalents	$14,103	$283,138	$(269,035)
The decrease in net cash from operating activities from 2012 to 2013 was primarily the result of the following net changes between years:
•Net income ($122.9 million decrease);
•Net unrealized commodity hedging activity ($212.8 million decrease);
•Inventories ($42.0 million increase);
•Deferred income taxes ($6.3 million decrease);
•Prepaid expenses ($112.8 million decrease);
•Gain on disposal of assets ($3.1 million decrease);
•Stock-based compensation ($2.3 million decrease);
•Other assets ($2.2 million increase);
•Accounts receivable ($130.9 million decrease);
•Depreciation ($23.9 million increase); and
•Loss on extinguishment of debt ($39.1 million increase).
The changes in components making up net income and results of our commodity hedging activity occurred for reasons discussed above. The decrease in prepaid expenses was primarily due to the timing of prepayments for crude oil to certain of our suppliers. The changes in deferred income taxes resulted primarily from the change in our net unrealized hedging activity between periods. The change in accounts payable and accrued liabilities was a matter of timing primarily driven by accruals related to the El Paso refinery turnaround during the first quarter of 2013. Major contributors to financing and investing activities include the net cash used to acquire NTI of $698.8 million and net proceeds generated from the WNRL Offering of $323.1 million, respectively.
Cash flows provided by operating activities for the year ended December 31, 2013, combined with $900.0 million from the issuance of long-term debt were primarily used for the following investing and financing activities:
•Fund capital expenditures ($205.7 million);
•Repayment of debt ($349.8 million);
•Debt retirement fees ($24.4 million);
•Payment of cash dividends ($52.5 million); and
•Purchase of treasury stock ($252.8 million).
Fiscal Year Ended December 31, 2012, Compared to Fiscal Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011	Change
	(In thousands)
Cash flows provided by operating activities	$916,353	$508,200	$408,153
Cash flows provided by (used in) investing activities	18,506	(72,194)	90,700
Cash flows provided by (used in) financing activities	(651,721)	(325,089)	(326,632)
Net increase in cash and cash equivalents	$283,138	$110,917	$172,221
The increase in net cash from operating activities from 2011 to 2012 was primarily the result of the following net changes between years:
•Net unrealized commodity hedging activity ($413.0 million increase);
•Net income ($266.2 million increase);
•Prepaid expenses ($179.6 million increase);
•Inventories ($35.9 million increase);
•Impairments and losses on disposal of assets ($449.1 million decrease);
•Depreciation ($42.0 million decrease); and
•Loss on extinguishment of debt ($26.7 million decrease).
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

Working Capital
Total working capital at December 31, 2013, was $448.7 million, consisting of $1,847.7 million in current assets and $1,399.1 million in current liabilities. Working capital at December 31, 2012, was $559.2 million, consisting of $1,292.4 million in current assets and $733.2 million in current liabilities. Our working capital at December 31, 2013, was as follows:

December 31,
2013
(In thousands)
Western	$256,262
NTI	107,223
WNRL	85,182
Total	$448,667
Indebtedness
Our capital structure at December 31, 2013, and 2012 was as follows:

	December 31,
	2013	2012
	(In thousands)
Debt, including current maturities:
Western obligations:
Revolving Credit Facility due 2018	$—	$—
Term Loan Credit Facility due 2020	550,000	—
11.25% Senior Secured Notes due 2017, net of unamortized discount of $19,001	—	305,999
6.25% Senior Unsecured Notes due 2021	350,000	—
5.75% Convertible Senior Unsecured Notes due 2014, net of conversion feature of $7,362 and $22,105 for 2013 and 2012, respectively	207,925	193,345
5.50% promissory note due 2015	313	519
Total	1,108,238	499,863

WNRL obligations:
WNRL Revolving Credit Facility	—	—
Total	—	—

NTI obligations:
7.125% Senior Secured Notes, due November 2020	278,369	—
NTI Revolving Credit Facility	—	—
Total	278,369	—

Long-term debt	1,386,607	499,863

Equity	2,570,587	909,070
Total capitalization	$3,957,194	$1,408,933
Western Obligations
Revolving Credit Facility
On April 11, 2013, we entered into the Second Amended and Restated Revolving Credit Agreement ("Western Revolving Credit Facility"). Lenders under the Western Revolving Credit Facility extended $900.0 million in commitments that mature on April 11, 2018, and incorporate a borrowing base tied to eligible accounts receivable and inventory. The Western Revolving Credit Facility also provides for letters of credit and swing line loans and provides for a quarterly commitment fee ranging from

0.25% to 0.50% per annum subject to adjustment based upon the average utilization ratio and letter of credit fees ranging from 1.75% to 2.25% per annum, payable quarterly, subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 0.75% to 1.25% or LIBOR loans plus a margin ranging from 1.75% to 2.25% subject to adjustment based upon the average excess availability under the Western Revolving Credit Facility. Prior to April 11, 2013, the credit facility that was replaced with the Western Revolving Credit Facility included commitments of $1.0 billion maturing on September 22, 2016. Interest rates ranged from 2.50% to 3.25% over LIBOR or 1.50% to 2.25% over the base rate. The majority of our restricted subsidiaries fully and unconditionally guarantee the Western Revolving Credit Facility on a joint and several basis. The Western Revolving Credit Facility is secured by our cash and cash equivalents, accounts receivable and inventory. We paid $4.8 million in amendment and other financing fees related to the Western Revolving Credit Facility that are being amortized over the term of the Western Revolving Credit Facility.
The Western Revolving Credit Facility contains certain covenants, including, but not limited to limitations on debt, investments and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances. If an event of default under the Western Revolving Credit Facility occurs and is continuing, the administrative agent at the request of lenders holding a specified percentage of commitments, shall, or with such lenders' consent, may terminate the obligations of the lenders to make loans and the obligations of the issuing banks to issue letters of credit, declare the obligations outstanding under the Western Revolving Credit Facility to be immediately due and payable and/or exercise legal and contractual rights and remedies.
As of December 31, 2013, we had no direct borrowings under the Western Revolving Credit Facility, with gross availability of $660.7 million, of which $214.4 million was used for outstanding letters of credit.
Term Loan Credit Agreements
On November 12, 2013, we entered into a Term Loan Credit Agreement (the “Western 2020 Term Loan Credit Facility”) with Bank of America, N.A., as Administrative Agent, and the lenders party thereto. The Western 2020 Term Loan Credit Facility provides for loans of $550.0 million and matures on November 12, 2020. The Western 2020 Term Loan Credit Facility bears interest at a rate based either on the Base Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 2.50% or the Eurodollar Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 3.50% (with a Euro dollar rate floor of 1.00%). The Western 2020 Term Loan Credit Facility that is secured by a first priority lien on both the El Paso and Gallup refineries, is fully and unconditionally guaranteed, on a joint and several basis, by most subsidiaries of the Company. The Western 2020 Term Loan Credit Facility contains customary restrictive covenants, including limitations on debt, investments and dividends, and does not contain any financial maintenance covenants.
We made regularly scheduled interest and principal payments under our term loan maturing in 2017 ("Western 2017 Term Loan Credit Facility") through the first quarter of 2012. In addition to scheduled payments, we made non-mandatory prepayments of $30.0 million and $291.8 million during the first and second quarter of 2012, respectively, reducing the principal balance to zero. As a result of the retirement, we recorded a loss on extinguishment of debt of $7.7 million.
11.25% Senior Secured Notes
During the first and second quarters of 2013, we redeemed or otherwise purchased and canceled all outstanding Western 2017 Senior Secured Notes for $349.4 million, including $24.4 million in redemption fees. This resulted in a loss on extinguishment of debt of $46.7 million including the write-off of $4.2 million of unamortized loan fees.
6.25% Senior Unsecured Notes
On March 25, 2013, we entered into an indenture (the "Western 2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the “Western 2021 Unsecured Notes”). The Western 2021 Unsecured Notes are guaranteed on a senior unsecured basis by each of our wholly-owned domestic restricted subsidiaries that guarantee any of our indebtedness under our (a) Western Revolving Credit Facility or (b) any other Credit Facilities (as each such term is defined in the Western 2021 Indenture), or any capital markets debt, in the case of clause (b), in a principal amount of at least $150.0 million. The Western 2021 Unsecured Notes and the guarantees are our and each guarantor's general obligations and will rank equally and ratably with all of our existing and future senior indebtedness and senior to our and the guarantors’ subordinated indebtedness. The Western 2021 Unsecured Notes will be effectively subordinated in right of payment to all secured indebtedness (including secured indebtedness under the Western Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. We will pay interest on the Western 2021 Unsecured Notes semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on October 1, 2013. The Western 2021 Unsecured Notes will mature on April 1, 2021. We used the proceeds from the offering primarily to redeem the Western 2017 Senior Secured Notes. We incurred transaction and other financing fees of $7.5 million related to the issuance of the Western 2021 Unsecured Notes.

The Western 2021 Indenture contains covenants that limit our ability to, among other things: pay dividends or make other distributions in respect of our capital stock or make other restricted payments; make certain investments; sell certain assets; incur additional debt or issue certain preferred shares; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; restrict dividends or other payments from restricted subsidiaries; and enter into certain transactions with our affiliates. The Western 2021 Indenture also provides for events of default that if any of them occurs would permit or require the principal, premium, if any, and interest on all the then outstanding Western 2021 Unsecured Notes to be due and payable immediately.
In connection with the issuance of the Western 2021 Unsecured Notes, we entered into a registration rights agreement, dated March 25, 2013 (the “Western Registration Rights Agreement”), with the initial purchasers. Under the Western Registration Rights Agreement, we agreed to register notes having substantially identical terms as the Western 2021 Unsecured Notes with the U.S. Securities and Exchange Commission as part of an offer to exchange freely tradable exchange notes for the Western 2021 Unsecured Notes. We filed a related Form S-4 on June 14, 2013. On July 27, 2013, we exchanged all of the previously issued Western 2021 Unsecured Notes for new notes due 2021 that are registered under the U.S. Securities Act.
5.75% Convertible Senior Unsecured Notes
The 5.75% Convertible Senior Unsecured Notes (the "Western 2014 Unsecured Notes") are presently convertible at the option of the holder. The conversion rate as of December 31, 2013, was 104.5105 for each $1,000 of principal amount of the Western 2014 Unsecured Notes. The Western 2014 Unsecured Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds 130% of the applicable conversion price in effect for the Western 2014 Unsecured Notes on the last trading day of the immediately preceding calendar quarter for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any Western 2014 Unsecured Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash or a combination thereof. At our option, we may fund the retirement of the Western 2014 Unsecured Notes in June 2014 through a cash payment, the delivery of shares of our common stock or cash and delivery of shares of our common stock (net share settlement).
During the year ended December 31, 2013, $0.2 million in Western 2014 Unsecured Notes were converted and settled in cash. The loss on extinguishment of debt was nominal. As of December 31, 2013, the if-converted value of the Western 2014 Unsecured Notes exceeded its principal amount by $738.9 million.
Term Loan
In addition to our scheduled payment under the Western Term Loan Credit Agreement ("2016 Term Loan Credit Facility") payment of $0.8 million made during the first quarter of 2012, we made non-mandatory prepayments of $30.0 million and $291.8 million during the first and second quarters of 2012, respectively. As a result of the retirement of our 2016 Term Loan Credit Facility in the second quarter of 2012, we recorded a loss on extinguishment of debt of $7.7 million.
WNRL Obligations
Revolving Credit Facility
On October 16, 2013, WNRL entered into a $300.0 million senior secured revolving credit agreement ("WNRL Revolving Credit Facility") with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The WNRL Revolving Credit Facility can be increased by up to $200.0 million for a total facility size of up to $500.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The WNRL Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and a $10.0 million sublimit for swing line loans. Obligations under the WNRL Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of WNRL's subsidiaries and, with certain exceptions, will be guaranteed by any to-be-formed or acquired subsidiaries, and are secured by a first priority lien on substantially all of WNRL's or such subsidiaries' material assets. The WNRL Revolving Credit Facility will mature on October 16, 2018. Borrowings under the WNRL Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon WNRL's Consolidated Total Leverage Ratio, as defined in the WNRL Revolving Credit Facility. WNRL had no borrowings under the WNRL Revolving Credit Facility as of December 31, 2013.
The WNRL Revolving Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature that, among other things, limit or restrict WNRL's ability to incur or guarantee debt, grant liens on its assets, make investments, make cash distributions, redeem or repurchase units, amend material contracts, engage in business activities (other than WNRL's business as described herein), engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets or enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length. Additionally, the WNRL Revolving Credit Facility has requirements to maintain certain financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (other than the Senior Secured Leverage Ratio that shall be tested on a quarterly basis only after WNRL or a finance subsidiary thereof issues notes in an amount equal to or exceeding $100 million).
The WNRL Revolving Credit Facility contains events of default customary for revolving credit facilities of this nature, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the WNRL Revolving Credit Facility or related documentation, any representation or warranty made in the WNRL Revolving Credit Facility or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in our ownership or the ownership or board composition of WNRL's general partner and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the WNRL Revolving Credit Facility, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against us and the collateral as may be available to the lenders under the WNRL Revolving Credit Facility and related documentation or applicable law.
NTI Obligations
Revolving Credit Facility
On December 1, 2010, NTI entered into a revolving credit facility agreement ("NTI Revolving Credit Facility"). On July 17, 2012, NTI amended the NTI Revolving Credit Facility. The NTI Revolving Credit Facility that matures on July 17, 2017, provides for an aggregate principal amount of up to $300 million (of which $150 million may be utilized for the issuance of letters of credit and up to $30 million may be short‑term borrowings upon same-day notice) and may be increased up to a maximum aggregate principal amount of $450 million, subject to lender approval. Availability under the NTI Revolving Credit Facility at any time is the lesser of (a) the aggregate commitments under the NTI Revolving Credit Facility and (b) the borrowing base, less any outstanding borrowings and letters of credit. The borrowing base is calculated based on a percentage of eligible accounts receivable, petroleum inventory and other assets.
Borrowings under the NTI Revolving Credit Facility bear interest at either (a) an alternative base rate, plus an applicable margin (ranging between 1.00% and 1.50%) or (b) a LIBOR rate plus an applicable margin (ranging between 2.00% and 2.50%). The alternative base rate is the greater of (a) the prime rate, (b) the Federal Funds Effective Rate plus 50 basis points or (c) the one-month LIBOR rate plus 100 basis points and a spread of up to 150 basis points based upon percentage utilization of this facility. In addition to paying interest on outstanding borrowings, NTI is also required to pay an annual commitment fee ranging from 0.375% to 0.500% and letter of credit fees.
As of December 31, 2013, the availability under the NTI Revolving Credit Facility was $134.6 million. This availability is net of $34.2 million in outstanding letters of credit. NTI had no borrowings under the NTI Revolving Credit Facility at December 31, 2013.
Oligations under the NTI Revolving Credit Facility are collateralized by substantially all of NTI’s assets. Indebtedness under the NTI Revolving Credit Facility is recourse to Northern Tier Energy GP LLC, its general partner, and is guaranteed by NTI and certain of their subsidiaries. NTI’s creditors have no recourse to the Western or WNRL assets. Furthermore, the Western or WNRL creditors have no recourse to the assets of NTI and its consolidated subsidiaries.
7.125% Secured Notes
On November 8, 2012, Northern Tier Energy LLC, its wholly owned subsidiary (“NTI LLC”), and Northern Tier Finance Corporation (together with NTI LLC, the “NTI 2020 Notes Issuers”), issued $275 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the "NTI 2020 Secured Notes").
The NTI 2020 Notes Issuers’ obligations under the NTI 2020 Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Northern Tier Energy LP and on a senior secured basis by (i) all of NTI LLC’s restricted subsidiaries that borrow, or guarantee obligations, under the NTI Revolving Credit Facility or any other indebtedness of NTI LLC or another subsidiary of NTI LLC that guarantees the NTI 2020 Secured Notes and (ii) all other material wholly owned domestic subsidiaries of NTI LLC. The NTI 2020 Secured Notes and the subsidiary note guarantees are secured, subject to permitted liens, on a pari passu basis with certain hedging agreements by (a) a first-priority security interest in substantially all present and hereinafter acquired tangible and intangible assets of the NTI 2020 Notes Issuers and each of the subsidiary guarantors in which liens have been granted in relation to the NTI 2020 Secured Notes (other than those items described in clause (b) below) (the “NTI 2020 Secured Notes Priority Collateral”) and (b) a second-priority security interest in the (i) inventory, (ii) accounts receivable, (iii) investment property, general intangibles, deposit accounts, cash and cash equivalents and other assets to the extent related to the assets described in clauses (i) and (ii), (iv) books and records relating to the foregoing and (v) all proceeds of and supporting obligations, including letter of credit rights, with respect to the foregoing and all collateral security and guarantees of any person with respect to the foregoing (the “NTI Revolving Credit Facility Priority Collateral”), in each case owned or hereinafter acquired by the NTI 2020 Notes Issuers and each of the subsidiary guarantors.

The NTI 2020 Secured Notes are the NTI 2020 Notes Issuers’ general senior secured obligations that are effectively subordinated to the NTI 2020 Notes Issuers’ obligations under NTI's Revolving Credit Facility to the extent of the value of the NTI Revolving Credit Facility Priority Collateral that secures such obligations on a first-priority basis, effectively senior to the NTI 2020 Notes Issuers’ obligations under the NTI Revolving Credit Facility to the extent of the NTI 2020 Notes Priority Collateral that secures the NTI 2020 Secured Notes on a first-priority basis, structurally subordinated to any existing and future indebtedness and claims of holders of preferred stock and other liabilities of the NTI 2020 Notes Issuers’ direct or indirect subsidiaries that are not guarantors of the NTI 2020 Secured Notes (other than Northern Tier Finance Corporation), and pari passu in right of payment with all of the NTI 2020 Notes Issuers’ existing and future indebtedness that is not subordinated. The NTI 2020 Secured Notes rank effectively senior to all of the NTI 2020 Notes Issuers’ existing and future unsecured indebtedness to the extent of the value of the collateral, effectively equal to the obligations under certain hedge agreements and any future indebtedness that is permitted to be secured on a pari passu basis with the NTI 2020 Secured Notes to the extent of the value of the collateral and senior in right of payment to any future subordinated indebtedness of the NTI 2020 Notes Issuers.
The indenture governing the NTI 2020 Secured Notes contains certain covenants that, among other things, limit the ability of NTI LLC and NTI LLC’s restricted subsidiaries to, among other things: make restricted payments; make certain investments; sell certain assets; incur additional debt or issue certain preferred shares; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; restrict dividends or other payments from restricted subsidiaries; and enter into certain transactions with its affiliates.
The NTI 2020 Secured Notes also provide for events of default that if any of them occurs would permit or require the principal of and accrued interest on such notes to become or to be declared to be due and payable.
Indebtedness under the NTI 2020 Secured Notes involves recourse to Northern Tier Energy GP LLC, its general partner, and is guaranteed by NTI and certain of their subsidiaries. However, any recourse to the general partner would be limited to the extent of Northern Tier Energy GP LLC’s assets that other than its investment in NTI are not significant. NTI’s creditors have no other recourse to its assets. Furthermore, NTI's creditors have no recourse to the assets of NTI and its consolidated subsidiaries.
Capital Spending
Capital expenditures totaled $205.7 million for the year ended December 31, 2013, and included improvement and regulatory projects for our refining group and several smaller projects for our wholesale, retail and corporate groups. Capital expenditures included $1.9 million of capitalized interest for 2013.
The following table summarizes the spending allocation between sustaining, discretionary and regulatory projects for 2014:

	Western (1)	WNRL (2)	NTI	Totals
	(In thousands)
Sustaining	$72,294	$4,340	$23,975	$100,609
Discretionary	144,800	25,000	25	169,825
Regulatory	13,979	2,831	10,800	27,610
Total	$231,073	$32,171	$34,800	$298,044

(1)
Western's capital expenditure budget for 2014 is $231.0 million, of which $205.5 million is for our refining group, $11.2 million for our wholesale group, $10.1 million for our retail group and $4.2 million for other general projects.

(2)	WNRL's 2014 budget was approved for up to $25.0 million is discretionary growth projects.
Sustaining Projects. Sustaining maintenance capital expenditures are those related to minor replacement of assets, refurbishing and replacement of components, fire protection, process safety management and other recurring and safety related capital expenditures.
Discretionary Projects. Discretionary capital expenditures are those driven primarily by the economic returns that such projects can generate for us. Our discretionary projects include crude oil logistics projects, such as the new 70 miles of pipeline project in the Permian Basin of southeast New Mexico that we expect to complete in the first quarter of 2015, as well as improvements on existing pipeline in San Juan Basin in northwest New Mexico also projected to be completed in the first quarter of 2015. WNRL’s discretionary projects include improvement projects at the on-site refined product distribution terminals at the El Paso and Gallup refineries and the continued expansion of the Mason Station pipeline system.
Regulatory Projects. Regulatory projects are undertaken to comply with various regulatory requirements, including those related to environmental, health and safety matters. Our low sulfur fuel and low benzene gasoline projects are regulatory investments driven primarily by fuels regulations. The deadline for compliance with the final phase of the ultra low sulfur diesel regulations to reduce sulfur in locomotive and marine diesel was June 2012 and affects our El Paso refinery only. EPA regulation allows the one-time use of credits to extend the June 2012 deadline by up to 24 months. Our compliance strategy includes use of credits purchased in 2010 and utilization of our expanded El Paso diesel hydrotreater. We completed the following regulatory projects in 2013: EPA Initiative projects at our El Paso refinery, low benzene gasoline project at our Gallup refinery, upgraded wastewater treatment plant project at our Gallup refinery and expansion of our El Paso diesel hydrotreater.
The actual capital expenditures for the regulatory projects described above for the past three years are summarized in the table below:

	2013	2012	2011
	(In millions)
EPA Initiative projects	$3.8	$47.7	$11.0
Low benzene gasoline	0.1	2.5	2.0
Wastewater Treatment Plant	0.7	17.0	17.0
DHT expansion in El Paso	2.6	1.3	—
Total	$7.2	$68.5	$30.0
In 2012, the EPA finalized revisions to New Source Performance Standards ("NSPS") Subpart Ja that affected flares. Flares subject to the revised subpart have three years to comply. The revised subpart impacts the way flares at our refineries are designed and/or operated. We are planning capital projects at our refineries related to flare compliance with NSPS Ja that are expected to be implemented by 2015.
The estimated capital expenditures for the regulatory projects described above and for other regulatory requirements for the next three years are summarized in the table below:

	2014	2015	2016
	(In millions)
Control room upgrades - El Paso and Gallup	$5.0	$11.0	$—
Flare upgrades - El Paso and Gallup	2.0	4.0	—
Low sulfur gasoline - El Paso	1.0	2.8	11.2
Various other projects	6.0	5.0	7.0
Total	$14.0	$22.8	$18.2
Contractual Obligations and Commercial Commitments
Information regarding our contractual obligations of the types described below as of December 31, 2013, is set forth in the following table:

	Payments Due by Period
	Totals	2014	2015 and 2016	2017 and 2018	2019 and Beyond
	(In thousands)
Long-term debt obligations (1)	$1,768,595	$299,519	$149,378	$129,654	$1,190,044
Capital lease obligations	28,619	1,355	2,751	2,857	21,656
Operating lease obligations	544,124	50,986	94,261	81,396	317,481
Purchase obligations (2)	3,346,002	558,041	1,115,422	1,115,422	557,117
Environmental reserves (3)	10,192	3,605	3,207	1,027	2,353
Uncertain tax positions (4)	11,106	11,106	—	—	—
Other obligations (5)(6)	229,239	16,618	33,136	32,210	147,275
Total obligations (7)	$5,937,877	$941,230	$1,398,155	$1,362,566	$2,235,926

(1)	Includes minimum principal payments and interest calculated using interest rates at December 31, 2013.

(2)
Purchase obligations include agreements to buy crude oil and other raw materials. Amounts included in the table were calculated using the pricing at December 31, 2013, multiplied by the contract volumes.

(3)	Our environmental liabilities are discussed in Note 13, Accrued and Other Long-Term Liabilities, in the Notes to Consolidated Financial Statements included elsewhere in this annual report.

(4)	Includes accrued interest and penalties.

(5)
Other commitments include agreements for sulfuric acid regeneration and sulfur gas processing, throughput and distribution, storage services and professional consulting. The minimum payment commitments are included in the table.

(6)
We are obligated to make future expenditures related to our pension and postretirement obligations. These payments are not fixed and cannot be reasonably determined beyond 2019. As a result, our obligations beyond 2019 related to these plans are not included in the table. Our pension and postretirement obligations are discussed in Note 17, Retirement Plans, in the Notes to Consolidated Financial Statements included elsewhere in this annual report.

(7)	Total contractual obligations include $693.6 million related to NTI including long-term debt, operating leases and environmental reserves.
Dividends and Distributions
We anticipate paying future quarterly dividends, subject to approval by our board of directors and compliance with our outstanding financing agreements. On January 28, 2014, our board of directors approved a cash dividend for the first quarter of 2014 of $0.26 per share of common stock in an aggregate payment of $20.7 million that was paid on February 27, 2014.
Within 60 days after the end of each quarter, beginning with the quarter ended December 31, 2013, WNRL intends to distribute to the holders of its common and subordinated units, on a quarterly basis, at least the minimum quarterly distribution of $0.2875 per unit, or $1.15 on an annualized basis, to the extent that WNRL has sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates. However, there is no guarantee that WNRL will pay the minimum quarterly distribution on its units in any quarter. The amount of distributions paid under WNRL's cash distribution policy and the decision to make any distribution will be determined by its general partner, taking into consideration the terms of its partnership agreement.

Within 60 days after the end of each quarter, NTI expects to make distributions to unitholders of record as of the applicable record date. The board of directors of NTI's general partner adopted a policy whereby NTI will distribute cash on its units, each quarter, equal to the amount of available cash generated during the quarter. The General Partner's board of directors will determine the available cash for each quarter following the end of the quarter and the available quarterly amount will generally equal NTI's quarterly cash flow from operations, excluding working capital changes, less cash required for maintenance capital expenditures, reimbursement of expenses incurred by the general partner and its affiliates, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of NTI's general partner deems necessary or appropriate, including reserves for turnaround and related expenses.
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
We maintain inventories of crude oil, other feedstocks and blendstocks and refined products with values that are subject to wide fluctuations in market prices driven by worldwide economic conditions, regional and global inventory levels and seasonal conditions.
At December 31, 2013, we held approximately 6.8 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $70.05 per barrel. At December 31, 2013, the excess of the current cost of our crude oil, refined product and other feedstock and blendstock inventories over aggregated LIFO costs was $193.6 million.
At December 31, 2012, we held approximately 5.8 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $62.57 per barrel. At December 31, 2012, the excess of the current cost of our crude oil, refined product and other feedstock and blendstock inventories over aggregated LIFO costs was $148.3 million.
All commodity futures contracts, price swaps and options are recorded at fair value and any changes in fair value between periods are recorded under cost of products sold in our Condensed Consolidated Statements of Operations.
We selectively utilize commodity hedging instruments to manage our price exposure to our LIFO inventory positions or to fix margins on certain future sales volumes. The commodity hedging instruments may take the form of futures contracts, price and crack spread swaps or options, and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for financial accounting purposes on instruments used to manage price exposure to inventory positions. The financial instruments used to fix margins on future sales volumes do not qualify for hedge accounting. Therefore, changes in the fair value of these hedging instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected within cost of products sold at the end of each period.
The following tables summarize our economic hedging activity recognized within cost of products sold for the three years ended December 31, 2013, and open commodity hedging positions as of December 31, 2013, and December 31, 2012:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Economic hedging activities recognized within cost of products sold
Realized hedging gain (loss), net	$15,868	$(144,448)	$(76,033)
Unrealized hedging gain (loss), net	(16,898)	(229,672)	183,286
Total hedging gain (loss), net	$(1,030)	$(374,120)	$107,253

	December 31, 2013	December 31, 2012
	(In thousands)
Open commodity hedging instruments (bbls)
Crude futures	(768)	588
Refined product price and crack spread swaps	(25,721)	26,683
Total open commodity hedging instruments	(26,489)	27,271

Fair value of outstanding contracts, net
Other current assets	$8,791	$3,918
Other assets	7	228
Accrued liabilities	(17,386)	(35,901)
Other long-term liabilities	(55,869)	(15,804)
Fair value of outstanding contracts - unrealized loss, net	$(64,457)	$(47,559)
During the three years ended December 31, 2013, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, for Western Refining, Inc. and its subsidiaries other than Northern Tier Energy LP and its subsidiaries that we acquired in November 2013. Management excluded from its assessment the internal control over financial reporting at Northern Tier Energy LP, which was acquired on November 12, 2013 and whose financial statements constitute 38% of total assets, 7% of revenues and 6% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting. This report appears on page 76 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Western Refining, Inc.
El Paso, Texas

We have audited the internal control over financial reporting of Western Refining, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management's Report on Internal Control Over Financial Reporting,” management excluded from its assessment the internal control over financial reporting at Northern Tier Energy LP, which was acquired on November 12, 2013 and whose financial statements constitute 38 % of total assets, 7 % of revenues, and 6 % of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Northern Tier Energy LP. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche
Phoenix, Arizona
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Western Refining, Inc.
El Paso, Texas

We have audited the accompanying consolidated balance sheets of Western Refining, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and of cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Western Refining, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche
Phoenix, Arizona
March 3, 2014

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$468,070	$453,967
Accounts receivable, trade, net of a reserve for doubtful accounts of $906 and $1,166, respectively	599,930	273,087
Inventories	557,388	409,970
Prepaid expenses	112,137	74,041
Other current assets	110,211	81,338
Total current assets	1,847,736	1,292,403
Equity method investment	101,560	—
Property, plant and equipment, net	2,125,029	1,112,484
Goodwill	1,297,043	—
Intangible assets, net	78,098	41,624
Other assets, net	63,499	33,896
Total assets	$5,512,965	$2,480,407
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$879,019	$439,168
Accrued liabilities	275,915	266,106
Deferred income tax liability, net	30,493	27,710
Current portion of long-term debt	213,642	206
Total current liabilities	1,399,069	733,190
Long-term liabilities:
Long-term debt, less current portion	1,172,965	499,657
Lease financing obligation	24,910	10,158
Deferred income tax liability, net	252,489	282,339
Other liabilities	92,945	45,993
Total long-term liabilities	1,543,309	838,147
Commitments and contingencies (Note 23)
Equity:
Western shareholders' equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 91,827,731 and 90,960,640 shares issued, respectively	918	910
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	625,825	612,339
Retained earnings	624,213	400,708
Accumulated other comprehensive loss, net of tax	(350)	(1,174)
Treasury stock, 12,102,169 and 4,022,141 shares, respectively at cost	(356,554)	(103,713)
Total Western shareholders' equity	894,052	909,070
Non-controlling interest	1,676,535	—
Total equity	2,570,587	909,070
Total liabilities and equity	$5,512,965	$2,480,407
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales	$10,086,070	$9,503,134	$9,071,037
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	8,690,222	8,054,385	7,532,423
Direct operating expenses (exclusive of depreciation and amortization)	523,836	483,070	463,563
Selling, general and administrative expenses	137,031	114,628	105,768
(Gain) loss and impairments on disposal of assets, net	(4,989)	(1,891)	447,166
Maintenance turnaround expense	50,249	47,140	2,443
Depreciation and amortization	117,848	93,907	135,895
Total operating costs and expenses	9,514,197	8,791,239	8,687,258
Operating income	571,873	711,895	383,779
Other income (expense):
Interest income	746	696	510
Interest expense and other financing costs	(68,040)	(81,349)	(134,601)
Amortization of loan fees	(6,541)	(6,860)	(8,926)
Loss on extinguishment of debt	(46,773)	(7,654)	(34,336)
Other, net	2,214	359	(3,898)
Income before income taxes	453,479	617,087	202,528
Provision for income taxes	(153,925)	(218,202)	(69,861)
Net income	299,554	398,885	132,667
Less net income attributed to non-controlling interest	23,560	—	—
Net income attributable to Western Refining, Inc.	$275,994	$398,885	$132,667

Net earnings per share:
Basic	$3.35	$4.42	$1.46
Diluted	$2.79	$3.71	$1.34
Weighted average common shares outstanding:
Basic	82,248	89,270	88,981
Diluted	104,904	111,822	109,792

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$299,554	$398,885	$132,667
Other comprehensive income items:
Benefit plans:
Reclassification of loss to income	47	48	4
Pension plan termination adjustment	217	978	1,537
Actuarial gain (loss)	1,195	(13)	(1,211)
Other comprehensive income before tax	1,459	1,013	330
Income tax	(418)	(375)	(202)
Other comprehensive income, net of tax	1,041	638	128
Comprehensive income	300,595	399,523	132,795
Less comprehensive income attributed to non-controlling interest	23,777	—	—
Comprehensive income attributable to Western Refining, Inc. shareholders	$276,818	$399,523	$132,795

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

					Accumulated
	Common Stock				Other
			Additional		Comprehensive			Non-
	Shares	Par	Paid-In	Retained	Loss,	Treasury Stock		Controlling
	Issued	Value	Capital	Earnings	Net of Tax	Shares	Cost	Interest	Total
Balance at December 31, 2010	89,025,010	$890	$588,215	$109,871	$(1,940)	(698,006)	$(21,443)	$—	$675,593
Stock-based compensation	—	—	8,173	—	—	—	—	—	8,173
Restricted share vesting	976,527	10	(10)	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	3,267	—	—	—	—	—	3,267
Net income	—	—	—	132,667	—	—	—	—	132,667
Other comprehensive loss, net of tax benefit of $202	—	—	—	—	128	—	—	—	128
Balance at December 31, 2011	90,001,537	900	599,645	242,538	(1,812)	(698,006)	(21,443)	—	819,828
Stock-based compensation	—	—	8,291	—	—	—	—	—	8,291
Restricted share vesting	959,103	10	(10)	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	4,413	—	—	—	—	—	4,413
Cash dividends declared	—	—	—	(240,715)	—	—	—	—	(240,715)
Net income	—	—	—	398,885	—	—	—	—	398,885
Other comprehensive loss, net of tax of $375	—	—	—	—	638	—	—	—	638
Treasury stock, at cost	—	—	—	—	—	(3,324,135)	(82,270)	—	(82,270)
Balance at December 31, 2012	90,960,640	910	612,339	400,708	(1,174)	(4,022,141)	(103,713)	—	909,070
Net proceeds from issuance of common units - WNRL	—	—	—	—	—	—	—	323,146	323,146
Stock-based compensation	—	—	5,489	—	—	—	—	484	5,973
Restricted share and share unit vesting	867,091	8	(8)	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	8,362	—	—	—	—	—	8,362
Cash dividends declared	—	—	—	(52,489)	—	—	—	—	(52,489)
Net income	—	—	—	275,994	—	—	—	23,560	299,554
Other comprehensive loss, net of tax of $418	—	—	—	—	824	—	—	217	1,041
Convertible debt redemption	—	—	(357)	—	—	—	—	—	(357)
Acquisition of non-controlling interest in NTI	—	—	—	—	—	—	—	1,357,703	1,357,703
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(28,575)	(28,575)
Treasury stock, at cost	—	—	—	—	—	(8,080,028)	(252,841)	—	(252,841)
Balance at December 31, 2013	91,827,731	$918	$625,825	$624,213	$(350)	(12,102,169)	$(356,554)	$1,676,535	$2,570,587
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$299,554	$398,885	$132,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,848	93,907	135,895
Changes in fair value - commodity hedging instruments	16,899	229,672	(183,286)
Reserve for doubtful accounts	1,015	1,049	2,306
Amortization of loan fees and original issue discount	21,975	22,928	27,197
Loss on extinguishment of debt	46,773	7,654	34,336
Stock-based compensation expense	5,973	8,291	8,173
Deferred income taxes	(64,347)	(57,998)	(52,174)
Excess tax benefit from stock-based compensation	(8,362)	4,413	3,267
Loss (gain) and impairments on disposal of assets, net	(4,989)	(1,891)	447,166
Changes in operating assets and liabilities:
Accounts receivable	(129,531)	1,342	(8,188)
Inventories	37,803	(4,216)	(40,081)
Prepaid expenses	(23,342)	89,489	(90,139)
Other assets	(4,020)	(6,213)	(22,421)
Accounts payable and accrued liabilities	126,120	117,460	121,158
Other long-term liabilities	1,784	11,581	(7,676)
Net cash provided by operating activities	441,153	916,353	508,200
Cash flows from investing activities:
Capital expenditures	(205,677)	(202,157)	(83,809)
Proceeds from the sale of assets	7,475	308	231,970
Return of capital on equity investment	1,140	—	—
Northern Tier Energy acquisition, net of cash acquired	(698,823)	—	—
Decrease (increase) in restricted cash	—	220,355	(220,355)
Net cash provided by (used in) investing activities	(895,885)	18,506	(72,194)
Cash flows from financing activities:
Additions to long-term debt	900,000	—	—
Payments on long-term debt	(325,369)	(322,908)	(302,524)
Repayments of revolving credit facility	(50,000)	—	—
Distribution to non-controlling interest holders	(28,575)	—	—
Debt retirement fees	(24,396)	(1,415)	(13,750)
Deferred financing costs	(28,646)	—	(7,281)
Proceeds from financing arrangement	—	—	12,322
Payment on financing arrangement	—	—	(10,589)
Purchase of treasury stock	(252,841)	(82,270)	—
Dividends paid	(52,489)	(240,715)	—
Convertible debt redemption	(357)	—	—
Net proceeds from issuance of Western Refining Logistics, LP common units	323,146	—	—
Excess tax benefit from stock-based compensation	8,362	(4,413)	(3,267)
Net cash used in financing activities	468,835	(651,721)	(325,089)
Net increase in cash and cash equivalents	14,103	283,138	110,917
Cash and cash equivalents at beginning of year	453,967	170,829	59,912
Cash and cash equivalents at end of year	$468,070	$453,967	$170,829

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation
"Western," "we," "us," "our," and the "Company" refer to Western Refining, Inc. and, unless the context otherwise requires, our subsidiaries. Western Refining, Inc. was formed on September 16, 2005, as a holding company prior to our initial public offering and is incorporated in Delaware.
We are an independent crude oil refiner and marketer of refined products and also operate retail convenience stores that sell various grades of gasoline, diesel fuel and convenience store merchandise. We own and operate two refineries: one in El Paso, Texas and one near Gallup in the Four Corners region of northern New Mexico. During 2013, we formed Western Refining Logistics, LP ("WNRL") and acquired control of Northern Tier Energy LP ("NTI") through our acquisition of Northern Tier Energy GP LLC, NTI's general partner. WNRL gathers, transports and stores crude oil and refined product through their pipeline and gathering assets and terminalling, transportation, asphalt and storage assets. Our refineries in El Paso and Gallup utilize WNRL for our refining logistic needs. NTI's assets are located in the Upper Great Plains region and include one refinery in St. Paul Park, Minnesota with an 89,500 barrel per day ("bpd") refining capacity. NTI also operates a number of retail convenience stores.
We own a 65.3% limited partner interest in WNRL and 100% of WNRL's general partner, Western Refining Logistics GP, LLC. We also own a 38.7% limited partner interest in NTI and we control NTI through our 100% ownership of Northern Tier Energy GP LLC, NTI's general partner. See Note 29, Western Refining Logistics, LP for further discussion on WNRL and Note 30, Acquisitions for further discussion on NTI.
Primarily, we operate in Arizona, Colorado, the Mid-Atlantic region, New Mexico, the Upper Great Plains region and west Texas. In addition to the refineries, we also own and operate stand-alone refined product distribution terminals in Bloomfield and Albuquerque, New Mexico, as well as asphalt terminals in Phoenix and Tucson, Arizona; Albuquerque; and El Paso. As of December 31, 2013, we also operate 228 retail convenience stores in Arizona, Colorado, New Mexico and Texas; a fleet of crude oil and refined product truck transports; and a wholesale petroleum products distributor that operates in Arizona, California, Colorado, Georgia, Maryland, Nevada, New Mexico, Texas and Virginia.
Our operations include five business segments: the refining segment, the wholesale segment, the retail segment, the WNRL segment and the Northern Tier Energy LP segment. See Note 3, Segment Information, for further discussion of our business segments.
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest. During 2009 and 2010, extreme volatility in domestic refining margins limited the effect of these seasonal trends on our results of operations. During 2013, the volatility in crude oil prices and refining margins also contributed to the variability of our results of operations for the four calendar quarters.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X as it relates to quarterly information included in Note 28, Quarterly Financial Information.

2. Summary of Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Western and our subsidiaries. All intercompany accounts and transactions have been eliminated for all periods presented.
Our consolidated financial statements include WNRL and NTI, neither wholly-owned. As the general partner of WNRL and NTI, we have the sole ability to direct the activities of WNRL and NTI that most significantly impact their respective economic performance.
WNRL gathers, transports and stores crude oil and refined product through their pipeline and gathering assets and terminalling, transportation, asphalt and storage assets. We are WNRL's primary customer and are also considered to be WNRL's primary beneficiary for accounting purposes. Under our long-term pipeline and terminalling agreements with WNRL (See Note 29, Western Refining Logistics, LP for further discussion), transactions with us accounted for 97.4% of WNRL's total revenues for the year ended December 31, 2013.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NTI is an independent crude oil refiner and marketer of refined products and also operates retail convenience stores that sell various grades of gasoline, diesel fuel and convenience store merchandise in the Upper Great Plains region. NTI also owns and operates various storage and transportation assets, including a light products terminal, a heavy products terminal, storage tanks, rail loading/unloading facilities and a Mississippi River dock. NTI also owns a 17% interest in Minnesota Pipe Line Company, LLC ("MPL") that owns and operates the Minnesota Pipeline and a 455,000 bpd crude oil pipeline system that transports crude oil from the Enbridge pipeline hub at Clearbrook, Minnesota to NTI's St. Paul Park refinery. NTI's operations are separate from those of Western.
We have non-controlling interests for WNRL and NTI of $326.2 million and $1,350.4 million, respectively, in our Consolidated Balance Sheet as of December 31, 2013.
Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable are due from a diverse customer base including companies in the petroleum industry, railroads, airlines and the federal government and is stated net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Credit is extended based on an evaluation of our customer’s financial condition. In addition, a portion of the sales at our retail stores are on credit terms generally through major credit card companies. Past due or delinquency status of our trade accounts receivable are generally based on contractual arrangements with our customers.
Uncollectible accounts receivable are charged against the reserve for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Reserves for doubtful accounts related to trade receivables were $0.9 million, $1.2 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Additions, deductions and balances for the reserve for doubtful accounts for the three years ended December 31, 2013, are presented below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at January 1	$1,166	$1,884	$3,896
Additions (1)	1,015	1,049	2,306
Reductions	(1,275)	(1,767)	(4,318)
Balance at December 31	$906	$1,166	$1,884
(1) Includes $0.2 million of additions to reserve for doubtful accounts for NTI as of December 31, 2013.
Inventories
Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market ("LCM"). Cost is determined principally under the last-in, first-out (“LIFO”) valuation method to reflect a better matching of costs and revenues for refining inventories. Costs include both direct and indirect expenditures incurred in bringing an item or product to its existing condition and location, but not unusual/non-recurring costs or research and development costs. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of products sold in the period recorded. In subsequent periods, a new LCM determination is made based upon current circumstances. We determine market value inventory adjustments by evaluating crude oil, refined products and other inventories on an aggregate basis by geographic region.
Wholesale refined product, lubricants and related inventories are determined using the first-in, first-out ("FIFO") inventory valuation method. Refined product inventories originate from either our refineries or from third-party purchases. Retail refined product (fuel) inventory values are determined using the FIFO inventory valuation method. Retail merchandise inventory value is determined under the retail inventory method.
Other Current Assets
Other current assets primarily consist of commodity hedging activity receivables, materials and chemicals inventories, taxes receivable and exchange receivables.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity Method Investment
NTI's common equity interest in MPL is accounted for using the equity method of accounting. Equity income from MPL represents our proportionate share of net income available to common equity owners generated by MPL.
The equity method investment is assessed for impairment whenever changes in facts or circumstances indicate a loss in value has occurred. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in net income. See Note 8, Equity Method Investment for further disclosures.
MPL Investments Inc. ("MPLI") owns all of the preferred membership units of MPL. NTI's 17% interest in MPLI provides NTI no significant influence over MPLI and is accounted for as a cost method investment. The investment in MPLI is carried at a cost of $7.9 million as of December 31, 2013, and is included in other non-current assets in our Consolidated Balance Sheets.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. We capitalize interest on expenditures for capital projects in process greater than one year and greater than $5 million until such projects are ready for their intended use.
Depreciation is provided on the straight-line method at rates based upon the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for such assets are as follows:

Refinery facilities and related equipment	3	—	25	years
Pipelines, terminals and transportation equipment	5	—	20	years
Wholesale facilities and related equipment	3	—	20	years
Retail facilities and related equipment	3	—	30	years
Other	3	—	10	years
Leasehold improvements are depreciated on the straight-line method over the shorter of the lease term or the improvement’s estimated useful life.
Expenditures for periodic maintenance and repair costs, including major turnaround expenses, are expensed when incurred. Such expenses are reported in direct operating expenses in our Consolidated Statements of Operations.
Goodwill
Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost. We do not amortize goodwill for financial reporting purposes. We test goodwill for impairment at the reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed.
Our policy is to test goodwill for impairment annually at June 30, or more frequently if indications of impairment exist. The testing of our goodwill for impairment is based on the estimated fair value of our reporting units that is determined based on consideration given to discounted expected future cash flows using a weighted-average cost of capital rate. An assumed terminal value is used to project future cash flows beyond base years. In addition, various market-based methods including market capitalization and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples are considered. The estimates and assumptions used in determining fair value of a reporting unit require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The market capitalization model is sensitive to changes in traded partnership unit price. The EBITDA model is sensitive to changes in recent historical results of operations within the refining industry. We compare and contrast the results of the various valuation models to determine if impairment exists at the end of a reporting period. Any declines in the market capitalization of NTI after December 31, 2013, could be an early indication that goodwill may become impaired in the future.
See Note 10, Goodwill for further disclosures.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets
Intangible assets, net, consist of both amortizable intangible assets, net of accumulated amortization, and intangible assets with indefinite lives. These intangible assets are primarily comprised of licenses, permits and rights-of-way related to our refining and retail operations. We amortize our intangible assets, such as rights-of-way, licenses and permits over their estimated economic useful lives, unless the economic useful lives of the assets are indefinite. If an intangible asset’s economic useful life is determined to be indefinite, then that asset is not amortized. We consider factors such as the asset’s history, our plans for that asset and the market for products associated with the asset when the intangible asset is acquired. We consider these same factors when reviewing the economic useful lives of our existing intangible assets as well. We evaluate the remaining useful lives of our intangible assets with indefinite lives at least annually at June 30. If events or circumstances no longer support an indefinite useful life, the intangible asset is tested for impairment and prospectively amortized over its remaining useful life.
Both amortizable intangible assets and intangible assets with indefinite lives must be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Amortizable intangible assets are not recoverable if their carrying amount exceeds the sum of the undiscounted cash flows expected to result from their use and eventual disposition. If an amortizable intangible asset is not recoverable, an impairment loss is recognized in an amount that its carrying amount exceeds its fair value generally based on discounted estimated net cash flows.
In order to test amortizable intangible assets for recoverability, management must make estimates of projected cash flows related to the asset being evaluated that include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life and future expenditures necessary to maintain its existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected volumes, margins, cash flows, investment rates, interest/equity rates and growth rates, that could significantly impact the fair value of the asset being tested for impairment.
The risk of intangible asset impairment losses may increase to the extent that our results of operations or cash flows decline. Impairment losses may result in a material, non-cash write-down of intangible assets. Furthermore, impairment losses could have a material effect on our results of operations and shareholders’ equity.
Other Assets
Other assets consist primarily of commodity hedging activities receivable, loan origination fees and various other assets that are related to our general operation and are stated at cost. Amortization of loan origination fees is provided on a straight‑line basis over the term of the agreement that approximates the effective interest method.
Impairment of Long-Lived Assets
We review the carrying values of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized in an amount that its carrying amount exceeds its fair value.
In order to test long-lived assets for recoverability, we must make estimates of projected cash flows related to the asset being evaluated that include, but are not limited to, assumptions about the use or disposition of the asset, its estimated remaining life and future expenditures necessary to maintain its existing service potential. In order to determine fair value, we must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected volumes, margins, cash flows, investment rates, interest/equity rates and growth rates that could significantly impact the estimated fair value of the asset being tested for impairment.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition
Revenues for products sold are recorded upon delivery of the products to customers; the point at which title is transferred, the customer has the assumed risk of loss and when payment has been received or collection is reasonably assured. Transportation, shipping and handling costs incurred are included in cost of products sold. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenues.
Cost Classifications
Refining cost of products sold includes cost of crude oil, other feedstocks and blendstocks, the costs of purchased refined products, transportation and distribution costs and realized and unrealized gains and losses related to our commodity hedging activities. Wholesale cost of products sold includes the cost of fuel and lubricants, transportation and distribution costs, service parts and labor and realized gains and losses related to our commodity hedging activities. Retail cost of products sold includes costs for motor fuels and for merchandise. Motor fuel cost of products sold represents net cost for purchased fuel. Net cost of purchased fuel excludes transportation and motor fuel taxes. Merchandise cost of products sold includes merchandise purchases, net of merchandise rebates and inventory shrinkage.
Refining direct operating expenses include direct costs of labor, maintenance materials and services, chemicals and catalysts, natural gas, utilities and other direct operating expenses. Wholesale direct operating expenses include direct costs of labor, transportation expense, maintenance materials and services, utilities and other direct operating expenses. Retail direct operating expenses include direct costs of labor, maintenance materials and services, outside services, bank charges, rent expense, utilities and other direct operating expenses. WNRL operating and maintenance expenses include direct costs of labor, maintenance materials and services, natural gas, additives, utilities, insurance expense, property taxes and other direct operating expenses. NTI's direct operating expenses include employee and contract labor, maintenance and energy expenses consisting primarily of natural gas and electricity.
Maintenance Turnaround Expense
Refinery process units require periodic maintenance and repairs that are commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit, but generally is every two to six years depending on the processing unit involved. Turnaround costs are expensed as incurred.
Stock-Based Compensation
The cost of employee services received in exchange for an award of equity instruments granted under the Western Refining 2006 Long-Term Incentive Plan and 2010 Incentive Plan of Western Refining, Inc. is measured based on the grant date fair value of the award. Awards may be in the form of restricted shares or restricted share units. The fair value of each restricted share or restricted share unit awarded was measured based on the market price of a share at closing as of the measurement date and is amortized on a straight-line basis over the respective vesting periods.
Recipients of restricted shares have voting and dividend rights on these shares from the date of grant.
Recipients of restricted share units do not have voting or dividend rights on the shares underlying these units until the units have vested, and if applicable, the underlying shares have been issued. Upon vesting, the recipient will be entitled to receive, at the Compensation Committee’s election, the number of shares underlying the restricted share units, a cash payment equal to the share value at the vesting date or a combination of both.
NTI recognizes compensation expense for equity-based awards issued under it 2012 Long-Term Incentive Plan ("NTI LTIP") over the requisite service period. Equity-based compensation costs are measured at the date of grant, based on the fair value of the award. The NTI LTIP permits the award of unit options, restricted units, phantom units, unit appreciation rights and other awards that derive their value from the market price of NTI LP’s common units. The restricted units are contingent upon NTI's achievement of a “cash available for distribution” target (as defined in the award agreement). The number of units ultimately issued under these grants can fluctuate above or below the target units (as defined in the award agreement) depending on actual cash available for distribution during the period.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial Instruments and Fair Value
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable. Kroger Company was the only external customer at a consolidated level that accounted for more than 10% of our consolidated net sales in 2013. We believe that our credit risk is minimized as a result of the credit quality of our customer base. Our financial instruments include cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, debt, capital lease obligations and commodity derivative contracts. The estimated fair values of these financial instruments approximate their carrying amounts, except for certain debt as discussed in Note 4, Fair Value Measurement.
We enter into crude oil forward contracts to facilitate the supply of crude oil to the refinery. These contracts qualify for the normal purchases and normal sales exception because we physically receive and deliver the crude oil under the contracts and when we enter into these contracts, the quantities are expected to be used or sold over a reasonable period of time in the normal course of business. These transactions are reflected in cost of products sold in the period that delivery of the crude oil takes place.
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
See Note 4, Fair Value Measurement; Note 17, Retirement Plans and Note 18, Crude Oil and Refined Product Risk Management for further fair value disclosures.
Pension and Other Postretirement Obligations
Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates and demographic data.
Pension and other postretirement plan expenses and liabilities are determined based on actuarial valuations. Inherent in these valuations are key assumptions including discount rates, future compensation increases, expected return on plan assets, health care cost trends and demographic data. Changes in our actuarial assumptions are primarily influenced by factors outside of our control and can have a significant effect on our pension and other postretirement liabilities and costs. A defined benefit postretirement plan sponsor must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or liability for the plan’s underfunded status, (b) measure the plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year, but are not recognized as components of net periodic benefit cost. See Note 17, Retirement Plans.
Asset Retirement Obligations
We recognize the fair value of a liability for an asset retirement obligation (“ARO”) in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in the ARO due to the passage of time is recorded as an operating expense (accretion expense). See Note 14, Asset Retirement Obligations.
Environmental and Other Loss Contingencies
We record liabilities for loss contingencies, including environmental remediation costs when such losses are probable and can be reasonably estimated. Loss contingency accruals, including those for environmental remediation are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Where the available information is sufficient to estimate the amount of liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range is used. See Note 23, Contingencies.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Liabilities for future remediation costs are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated, generally on an undiscounted basis. Environmental liabilities acquired in a business combination may be discounted dependent upon specific circumstances related to each environmental liability acquired. The majority of our environmental obligations are recorded on an undiscounted basis. The timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Current regulations are applied in determining environmental liabilities and are based on best estimates of probable undiscounted future costs over the estimated period of time expected to complete the remediation activities using currently available technology as well as our internal environmental policies. Environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible remediation and the timing of such remediation. Such estimates are subject to change due to many factors, including the identification of new sites requiring remediation, changes in environmental laws and regulations and their interpretation, additional information related to the extent and nature of remediation efforts and potential improvements in remediation technologies. Amounts recorded for environmental liabilities are not reduced by possible recoveries from third parties. Recoveries of environmental remediation costs from other parties are recorded as assets when we deem their receipt probable.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized to reflect temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes. Generally, deferred tax assets represent future income tax reductions while deferred tax liabilities represent income taxes that we expect to pay in the future. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods that the temporary differences become deductible or before any net operating loss and tax credit carryforwards expire. If recovery of deferred tax assets is not likely, our provision for taxes is increased by recording a valuation allowance against the deferred tax assets that management estimates will not ultimately be recoverable. As changes occur in management's assessments regarding our ability to recover our deferred tax assets, the tax provision is increased in any period that we determine that the recovery is not probable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
We consolidate 100% of the activity of WNRL and NTI due to our ownership of the respective general partners. WNRL and NTI are both publicly held master limited partnerships, neither of which are taxable for federal income tax. We record income taxes on the portion of income or loss attributable to our respective ownership of WNRL and NTI.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We applied acquisition accounting for the purchase of NTI, with Western as the accounting acquirer. In accordance with the acquisition method of accounting, the price we paid for NTI has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the purchase price over fair value of the net assets acquired represents goodwill that was allocated at the reporting unit level.
We performed our purchase price allocation for the acquisition of NTI on November 12, 2013. The estimated fair values of the assets acquired and liabilities assumed were based on the valuation of an independent appraisal as well as management’s evaluations of those assets and liabilities. See Note 30, Acquisitions, for a summary of the purchase price allocation.
Recent Accounting Pronouncements
The accounting provisions covering items reclassified from comprehensive income were amended to require disclosure about the nature of the reclassification. These provisions are effective beginning January 1, 2013. The adoption of this guidance did not affect our financial position, results of operations or cash flows because these requirements only affected disclosures.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accounting provisions covering balance sheet offsetting related to certain derivative items were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These provisions are effective beginning January 1, 2013. The revised provisions did not affect our financial position, results of operations or cash flows.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We believe that recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations or cash flows when implemented.

3. Segment Information
Our operations are organized into five operating segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes and our types of customers. These segments are the refining group, the wholesale group, the retail group, WNRL and NTI. See Note 24, Concentration of Risk, for a discussion on significant customers. A description of each segment and the principal products follows:
Refining Group. Our refining group currently operates two refineries: one in El Paso, Texas (the “El Paso refinery”) and one near Gallup, New Mexico (the “Gallup refinery”). Our refineries make various grades of gasoline, diesel fuel and other products from crude oil, other feedstocks and blending components. We purchase crude oil, other feedstocks and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products through our wholesale group, our retail stores, other independent wholesalers and retailers, commercial accounts and sales and exchanges with major oil companies. Net sales for the years ended December 31, 2013, and 2012, include $22.2 million and $4.0 million, respectively, in business interruption recoveries related to processing outages that occurred during the first and fourth quarters of 2011 at our El Paso refinery. Refining segment operating income for the year ended December 31, 2013, includes a loss related to the abandonment of certain portions of a capital project of $2.0 million offset by a gain of $7.0 million related to the disposal of refining assets that were fully impaired during 2011. The resulting net gain has been included in (Gain) loss and impairments on disposal of assets, net in our Consolidated Statement of Operations for the year ended December 31, 2013.
In connection with the execution of the agreements to sell the Yorktown refining and terminal assets on December 29, 2011, we recorded a loss of $465.6 million, including transaction costs of $1.2 million. This loss has been included in (Gain) loss and impairments on disposal of assets, net in the Consolidated Statement of Operations for the year ended December 31, 2011. In a separate transaction with the third-party buyer of the Yorktown facility, we also sold an 82 mile section of the TexNew Mex 16" Pipeline. The sale of the segment of pipeline resulted in a gain of $26.6 million, including transaction costs of $0.1 million. We performed an impairment analysis on the remaining 342 miles of the pipeline in connection with the sale and determined that no impairment of the remaining pipeline system existed as of December 31, 2011. This gain has been included in (Gain) loss and impairments on disposal of assets, net in our Consolidated Statement of Operations for the year ended December 31, 2011.
During the fourth quarter of 2011, we recorded an impairment charge of $11.7 million resulting from changes in our plans regarding specific assets that we had previously planned to relocate from the Bloomfield facility to the Gallup refinery. Based on the operations of the Gallup refinery, we determined that all three of the assets set aside for relocation to Gallup were no longer required. Non-cash impairment losses of $11.7 million related to the long-lived assets and certain intangible assets are included under (Gain) loss and impairments on disposal of assets, net in our Consolidated Statements of Operations for the year ended December 31, 2011.
Wholesale Group. Our wholesale group includes several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations and a fleet of refined product and lubricant delivery trucks. Our wholesale group distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico, Maryland, Texas and Virginia. The wholesale group purchases petroleum fuels and lubricants from our refining group and from third-party suppliers.
Prior to September 2012, the refined products sold by our wholesale group in the Mid-Atlantic region were purchased from various third parties. On August 31, 2012, we transferred all of our Northeast wholesale inventories to a third party and entered into an exclusive supply and marketing agreement with the third party covering activities related to our refined product supply, hedging and sales in the Mid-Atlantic region. We accounted for the refined product inventory transfer as a product exchange with the net difference in settlement recorded in cost of products sold. This supply agreement did not have a significant impact on our results of operations for the years ended December 31, 2013 or 2012. Related to this supply agreement, we had an asset of $2.3 million at December 31, 2012 and a liability of $0.1 million at December 31, 2012 recorded

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in our Consolidated Balance Sheets.  The amounts recorded included $2.7 million and $0.5 million in net hedging gains for the years ended December 31, 2013 and 2012, respectively.
Retail Group. Our retail stores sell various grades of gasoline, diesel fuel, convenience store merchandise and beverage and food products to the general public. Our wholesale group supplies the majority of gasoline and diesel fuel that our retail group sells. We purchase general merchandise and beverage and food products from various third-party suppliers.
Our retail group added 7 stores during the fourth quarter of 2013, 13 stores during the first and second quarters of 2012 and 59 stores during the second, third and fourth quarters of 2011. The additional stores were added, primarily under various operating leases. The operations of the additional retail stores did not have a significant impact on the operating income of the retail group in the year of addition.
At December 31, 2013, our retail group operated 228 retail locations in Arizona, Colorado, New Mexico and Texas.
WNRL Group. Our WNRL group gathers, transports and stores crude oil and refined product through their pipeline and gathering assets and terminalling, transportation, asphalt and storage assets. WNRL owns approximately 300 miles of crude oil pipeline and gathering systems extending from the Gallup refinery to the Delaware Basin of the Permian Basin. WNRL operations also include one asphalt plant in El Paso, four asphalt terminals in El Paso, Albuquerque and Phoenix and Tucson, Arizona. WNRL also owns stand-alone refined product terminals in Albuquerque and Bloomfield. The Bloomfield product distribution terminal is permitted to operate at 19,000 bpd. This terminal has approximately 251,000 barrels of refined product tankage and a truck loading rack with three loading spots. WNRL utilizes a pipeline connection and a long-term exchange agreement to supply barrels to the Bloomfield product distribution terminal. The Albuquerque product distribution terminal is permitted to operate at 27,500 bpd. This terminal has approximately 170,000 barrels of refined product tankage and a truck loading rack with two loading spots. This terminal receives product deliveries via truck or pipeline, including deliveries from the El Paso and Gallup refineries. Western is WNRL's primary customer. WNRL began its operations in October 2013 (see Note 29, Western Refining Logistics, LP for further discussion). WNRL's accounting predecessor's operations were included in our refining group's operations and were not considered to be a separate reporting segment prior to October 2013.
Northern Tier Energy Group. During the fourth quarter of 2013, we acquired a controlling interest in NTI (see Note 30, Acquisitions for further discussion). Our December 31, 2013, consolidated statements of operations and consolidated balance sheets include the operating results and financial position of NTI beginning as of November 12, 2013, through December 31, 2013. NTI's assets are located in the Upper Great Plains region and include one 89,500 bpd refinery in St. Paul Park, Minnesota, various terminal and pipeline operations and a network of retail convenience stores. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold to markets primarily located in the Upper Great Plains region.
As of December 31, 2013, our Northern Tier Energy group operated 164 retail convenience stores under the SuperAmerica brand and supported 75 franchised retail convenience stores, also operated under the SuperAmerica brand. These convenience stores are located primarily in Minnesota and Wisconsin. NTI's refinery supplies substantially all of the gasoline and diesel sold in these convenience stores.
Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general and administrative expenses; net impact of the disposal of assets; maintenance turnaround expense and depreciation and amortization. Cost of products sold includes net realized and unrealized gains and losses related to our commodity hedging activities and reflects current costs adjusted, where appropriate, for LIFO and LCM inventory adjustments. Intersegment revenues are reported at prices that approximate market.
Activities of our business that are not included in the five segments mentioned above are included in the "Other" category. These activities consist primarily of corporate staff operations and other items that are not specific to the normal business of any one of our five operating segments. We do not allocate certain items of other income and expense, including income taxes, to the individual segments. WNRL and NTI are primarily pass-through entities with respect to income taxes.
The total assets of each segment consist primarily of cash and cash equivalents; inventories; net accounts receivable; net property, plant and equipment and other assets directly associated with the individual segment’s operations. Included in the total assets of the corporate operations are cash and cash equivalents; various net accounts receivable; prepaid expenses; other current assets; net deferred income tax items; net property, plant and equipment and other long-term assets.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three years ended December 31, 2013, are presented below:

	Year Ended December 31, 2013
	Refining	Wholesale	Retail	WNRL (3)	NTI (4)	Other	Consolidated
	(In thousands)
Net sales to external customers	$4,315,432	$3,926,042	$1,156,029	$1,743	$686,824	$—	$10,086,070
Intersegment revenues (1)	3,374,208	853,447	21,069	29,086	—	—	—
Operating income (loss) (2)	$631,833	$29,539	$10,103	$(59,113)	$37,358	$(77,847)	$571,873
Other income (expense), net							(118,394)
Income before income taxes							$453,479

Depreciation and amortization	$75,346	$4,057	$11,514	$13,042	$10,740	$3,149	$117,848
Capital expenditures	98,042	11,872	7,775	75,007	7,884	5,097	205,677
Goodwill at December 31, 2013	—	—	—	—	1,297,043	—	1,297,043
Total assets at December 31, 2013	1,628,140	229,668	190,945	226,427	2,109,407	1,128,378	5,512,965

(1)	Intersegment revenues of $4,277.8 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining group as a component of cost of products sold. Refining and NTI cost of products sold include $0.8 million in net realized and unrealized economic hedging gains and $1.8 million in realized economic hedging losses, respectively, for the year ended December 31, 2013.

(3)
The financial data for WNRL includes WNRL's predecessor historical financial results for the period beginning January 1, 2013, through October 15, 2013, as well as the financial results of WNRL for the period of October 16, 2013, through December 31, 2013.

(4)	The financial data for NTI represents the financial results for the period beginning November 12, 2013, through December 31, 2013.

	Year Ended December 31, 2012
	Refining	Wholesale	Retail	WNRL (3)	Other	Consolidated
	(In thousands)
Net sales to external customers	$4,303,322	$4,011,148	$1,187,986	$678	$—	$9,503,134
Intersegment revenues (1)	4,033,011	849,143	24,084	3,167	—	—
Operating income (loss) (2)	$804,993	$31,011	$16,111	$(71,004)	$(69,216)	$711,895
Other income (expense), net						(94,808)
Income before income taxes						$617,087

Depreciation and amortization	$65,955	$3,814	$10,473	$11,620	$2,045	$93,907
Capital expenditures	186,489	4,255	7,774	—	3,639	202,157
Total assets at December 31, 2012	1,608,624	187,689	186,668	—	497,426	2,480,407

(1)	Intersegment revenues of $4,909.4 million have been eliminated in consolidation.

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

(3)	The financial data for WNRL represents the predecessor historical financial results for the year ended December 31, 2012.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2011
	Refining	Wholesale	Retail	WNRL (3)	Other	Consolidated
	(In thousands)
Net sales to external customers	$4,123,287	$4,032,790	$913,968	$992	$—	$9,071,037
Intersegment revenues (1)	4,272,980	721,000	26,427	2,439	—	—
Operating income (loss) before asset disposals	$927,792	$26,621	$4,708	$(67,074)	$(61,102)	$830,945
Gain (loss) and impairments on disposal of assets, net	(473,853)	—	—	26,687	—	(447,166)
Operating income (loss) (2)	$453,939	$26,621	$4,708	$(40,387)	$(61,102)	$383,779
Other income (expense), net						(181,251)
Income before income taxes						$202,528

Depreciation and amortization	$106,363	$4,312	$9,653	$12,694	$2,873	$135,895
Capital expenditures	63,794	3,459	14,876	—	1,680	83,809
Total assets at December 31, 2011	1,673,745	279,463	178,155	—	438,981	2,570,344

(1)	Intersegment revenues of $5,022.8 million have been eliminated in consolidation.

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

(3)	The financial data for WNRL represents the predecessor historical financial results for the year ended December 31, 2011.

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

Level 3	Inputs are derived from valuation techniques that one or more significant inputs or value drivers are unobservable and cannot be corroborated by market data or other entity-specific inputs.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, all of which we classify as Level 1 assets, approximated their fair values at December 31, 2013 and 2012, due to their short-term maturities. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments (less than one percent of our account receivables and payables are outstanding for greater than 90 days) and the expected future insignificance of bad debt expense that includes an evaluation of counterparty credit risk.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, and the basis for that measurement:

	Carrying Value at December 31, 2013	Fair Value Measurement at December 31, 2013 Using				Net Fair Value at December 31, 2013
		Level 1	Level 2	Level 3	Netting Adjustments
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$14,344	$—	$14,082	$262	$(5,553)	$8,791
Other assets - commodity hedging contracts	183	—	183	—	(176)	7
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(22,939)	—	(22,215)	(724)	5,553	(17,386)
Other long-term liabilities - commodity hedging contracts	(56,045)	—	(54,572)	(1,473)	176	(55,869)
	$(64,457)	$—	$(62,522)	$(1,935)	$—	$(64,457)

	Carrying Value at December 31, 2012	Fair Value Measurement at December 31, 2012 Using				Net Fair Value at December 31, 2012
		Level 1	Level 2	Level 3	Netting Adjustments
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$5,369	$—	$5,369	$—	$(1,451)	$3,918
Other assets - commodity hedging contracts	1,375	—	1,360	15	(1,147)	228
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(37,352)	—	(37,352)	—	1,451	(35,901)
Other long-term liabilities - commodity hedging contracts	(16,951)	—	(15,289)	(1,662)	1,147	(15,804)
	$(47,559)	$—	$(45,912)	$(1,647)	$—	$(47,559)
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
Carrying amounts of commodity hedging contracts reflected as financial assets are included in both current and non‑current other assets in the Condensed Consolidated Balance Sheets. Carrying amounts of commodity hedging contracts reflected as financial liabilities are included in both accrued and other long-term liabilities in the Condensed Consolidated Balance Sheets. Included in the carrying amounts of commodity hedging contracts are fair value adjustments, respective to each counterparty with whom we enter into contracts, called credit valuation adjustments ("CVA"). CVAs are intended to adjust the fair value of counterparty contracts as a function of a counterparty's credit rating and reflect the credit quality of each counterparty to arrive at contract fair values.
We added $1,297.0 million in goodwill during the year ended December 31, 2013, measured at fair value on a non‑recurring basis using unobservable inputs (Level 3) as further described in Note 10, Goodwill.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the changes in fair value of our Level 3 assets and liabilities, excluding goodwill (all related to commodity price swap contracts) for the years ended December 31, 2013 and 2012.

	December 31,
	2013	2012
	(In thousands)
Asset (liability) amount at beginning of period	$(1,647)	$2,631
Change in fair value of Level 3 trades open at the beginning of the period	(753)	(3,073)
Fair value of trades entered into during the period	359	(1,205)
Fair value reclassification from Level 3 to Level 2	106	—
Liability balance at end of period	$(1,935)	$(1,647)
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in an estimated fair value change of $0.2 million.
As of December 31, 2013 and 2012, the carrying amount and estimated fair value of our debt was as follows:

	December 31,
	2013	2012
	(In thousands)
Western obligations
Carrying amount	$1,108,238	$499,863
Fair value	1,865,015	984,831
NTI obligations
Carrying amount	$278,369	$—
Fair value	291,060	—
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

5. Inventories
Inventories were as follows:

	December 31,
	2013	2012
	(In thousands)
Refined products (1)	$275,865	$190,147
Crude oil and other raw materials	227,187	189,249
Lubricants	16,032	13,379
Retail store merchandise	38,304	17,195
Inventories	$557,388	$409,970

(1)
Includes $24.1 million and $15.1 million of inventory valued using the FIFO valuation method at December 31, 2013 and 2012, respectively. NTI inventories of $157.9 million are included in the December 31, 2013, balances.

We value our refinery inventories of crude oil, other raw materials and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by our wholesale and retail groups, refined products inventories are valued under the LIFO valuation method. Lubricants and retail store merchandise are valued under the FIFO valuation method.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013 and 2012, refined products valued under the LIFO method and crude oil and other raw materials totaled 6.8 million barrels and 5.8 million barrels, respectively. At December 31, 2013, the excess of the current cost of our crude oil, refined product and other feedstock and blendstock inventories over LIFO cost was $193.6 million. At December 31, 2012, the excess of the current cost of these crude oil, refined product and other feedstock and blendstock inventories over LIFO cost was $148.3 million. The non-cash impact of changes in our LIFO reserves decreased our cost of products sold for the years ended December 31, 2013 and 2012, by $45.3 million and $65.4 million, respectively, and increased our cost of products sold for the year ended December 31, 2011, by $44.2 million.
The net effect of inventory reductions that resulted in the liquidation of LIFO inventory levels are summarized in the table below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amount)
Increase (decrease) in operating income	$3,207	$(4,040)	$22,290
Increase (decrease) net income	2,119	(2,612)	14,600
Increase (decrease) in earnings per diluted share	$0.02	$(0.02)	$0.13
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of December 31, 2013 and 2012, was as follows:

	December 31,
	2013			2012
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	3,320	$251,763	$75.83	2,404	$175,097	$72.84
Crude oil and other	3,517	227,187	64.60	3,419	189,249	55.35
	6,837	$478,950	70.05	5,823	$364,346	62.57

6. Prepaid Expenses
Prepaid expenses were as follows:

	December 31,
	2013	2012
	(In thousands)
Prepaid crude oil and other raw materials inventories	$76,544	$47,858
Prepaid insurance and other	35,593	26,183
Prepaid expenses	$112,137	$74,041
The majority of the increase in prepaid expenses is due to the acquisition of NTI that had prepaid expenses of $21.3 million at December 31, 2013.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Other Current Assets
Other current assets were as follows:

	December 31,
	2013	2012
	(In thousands)
Material and chemical inventories	$45,427	$27,533
Excise and other taxes receivable	27,337	14,955
Margin account deposits	19,457	29,669
Unrealized hedging gains	8,791	3,918
Exchange and other receivables	9,199	5,263
Other current assets	$110,211	$81,338
The majority of the increase in other current assets is due to the acquisition of NTI that had other current assets of $15.3 million at December 31, 2013.

8. Equity Method Investment
NTI owns a 17% common equity interest in MPL. The carrying value of this equity method investment was $101.6 million at December 31, 2013.
Summarized financial information for MPL for the period from November 12, 2013, through December 31, 2013, and as of December 31, 2013, was as follows:

Period Ended December 31,
2013
(In thousands)
Net income	$9,524
Net income attributable to MPL unitholders	8,174

December 31, 2013
(In thousands)
Current assets	$26,061
Noncurrent assets	462,891
Total assets	$488,952

Current liabilities	$19,767
Noncurrent liabilities	—
Total liabilities	$19,767

Equity	$469,185
As of December 31, 2013, the carrying amount of the equity method investment was $21.8 million higher than the underlying net assets of the investee. We are amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline). There is no market for the common units of MPL and, accordingly, no quoted market price is available.
Distributions received from MPL were $2.6 million for the period beginning November 12, 2013, and ending December 31, 2013. Equity income from MPL was $1.4 million for the period beginning November 12, 2013, and ending December 31, 2013, and has been included in other, net in the accompanying Consolidated Statement of Operations for the year ended December 31, 2013.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	December 31,
	2013	2012
	(In thousands)
Refinery facilities and related equipment	$2,051,759	$1,179,418
Pipelines, terminals and transportation equipment	281,530	76,037
Wholesale and retail facilities and related equipment	310,295	221,674
Other	35,122	23,238
	2,678,706	1,500,367
Accumulated depreciation	(648,624)	(451,490)
	2,030,082	1,048,877
Construction in progress	94,947	63,607
Property, plant and equipment, net	$2,125,029	$1,112,484
The majority of the increase in property, plant and equipment, net is due to the acquisition of NTI that had net property, plant and equipment of $914.1 million at December 31, 2013.
Depreciation expense was $114.7 million, $90.6 million and $131.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense for the year ended December 31, 2013, included $10.7 million of depreciation and amortization related to NTI between November 12, 2013, and December 31, 2013.

10. Goodwill
At December 31, 2013, we had goodwill of $1,297 million relating to the NTI acquisition that was effected on November 12, 2013. Declines in NTI's market capitalization could be an early indication that goodwill may become impaired in the future.
We test goodwill for impairment annually or more frequently if indications of impairment exist. Our testing for impairment of goodwill is based on the estimated fair value of the related reporting units that is determined based on consideration given to discounted expected future cash flows using a weighted-average cost of capital rate. An assumed terminal value is used to project future cash flows beyond base years. Various market-based methods including market capitalization, EBITDA multiples and refining complexity barrels are considered. The estimates and assumptions used in determining fair value of each reporting unit require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The market capitalization model is sensitive to changes in NTI's traded unit price. The EBITDA and complexity barrel models are sensitive to changes in recent historical results of operations within the refining industry. We compare and contrast the results of the various valuation models to determine if impairment exists.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Intangible Assets, Net
A summary of intangible assets, net is presented in the table below:

	December 31, 2013			December 31, 2012			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(10,558)	$9,869	$20,427	$(8,971)	$11,456	6.3
Customer relationships	7,551	(2,810)	4,741	7,300	(2,278)	5,022	8.5
Rights-of-way and other	5,922	(2,916)	3,006	7,120	(3,401)	3,719	5.1
	33,900	(16,284)	17,616	34,847	(14,650)	20,197
Unamortizable assets:
Franchise rights	22,900	—	22,900	—	—	—
Trademarks	20,000	—	20,000	4,800	—	4,800
Liquor licenses	17,582	—	17,582	16,627	—	16,627
Intangible assets, net	$94,382	$(16,284)	$78,098	$56,274	$(14,650)	$41,624
The majority of the increase in intangible assets is due to the acquisition of NTI that had franchise rights of $22.9 million, trademarks of $15.2 million and other amortizable intangible assets of $0.1 million at December 31, 2013.
Intangible asset amortization expense was $2.8 million, $3.0 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, based upon estimates of useful lives ranging from 3 to 23 years. Estimated amortization expense for the next five fiscal years is as follows (in thousands):

2014	$2,885
2015	2,406
2016	2,236
2017	2,295
2018	2,317

12. Other Assets, Net
Other assets, net of amortization, were as follows:

	December 31,
	2013	2012
	(In thousands)
Unamortized loan fees	$40,320	$22,701
Cost method investment	7,925	—
Unrealized hedging gains	7	228
Other	15,247	10,967
Other assets, net of amortization	$63,499	$33,896
The majority of the increase in other assets, net is due to the increase in unamortized loan fees from the new Western 2020 Term Loan of $14.9 million and due to the acquisition of NTI that had other assets, net of $10.8 million at December 31, 2013.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Accrued and Other Long-Term Liabilities
Accrued liabilities were as follows:

	December 31,
	2013	2012
	(In thousands)
Payroll and related costs	$66,177	$45,989
Income taxes	57,316	72,900
Professional and other	36,503	21,126
Excise taxes	58,313	54,727
Fair value of open commodity hedging positions, net	17,386	35,901
Property taxes	16,258	25,819
Customer deposits	9,662	—
Interest	8,579	2,176
Environmental reserves	3,605	3,932
Banking fees and other financing	2,116	2,841
Short-term pension obligation	—	695
Accrued liabilities	$275,915	$266,106
During 2012, we increased our annual property tax accrual estimate by $11.6 million resulting from an increased appraisal from the El Paso Central Appraisal District for 2012. We were successful in having the appraised property values revised during 2013 and reduced our accrual for property tax expense accordingly. Due to the acquisition of NTI, accrued liabilities include $68.2 million of accrued liabilities from NTI at December 31, 2013.
Other long-term liabilities were as follows:

	December 31,
	2013	2012
	(In thousands)
Fair value of open commodity hedging positions, net	$55,869	$15,804
Unrecognized tax benefits	11,106	9,572
Environmental reserves	6,587	3,904
Asset retirement obligations	7,327	5,088
Retiree plan obligations	4,776	6,228
Other	7,280	5,397
Other long-term liabilities	$92,945	$45,993
The table below summarizes changes in our environmental liability accruals:

	December 31, 2012	Increase (Decrease)	Payments	December 31, 2013
	(In thousands)
Discounted liabilities	$1,292	$(1,233)	$(59)	$—
Undiscounted liabilities	6,544	4,947	(1,299)	10,192
Total environmental liabilities	$7,836	$3,714	$(1,358)	$10,192
Due to the acquisition of NTI, other long-term liabilities include $4.6 million of other long-term liabilities from NTI at December 31, 2013.

14. Asset Retirement Obligations
We determine the estimated fair value of our AROs based on the estimated current cost escalated by an inflation rate and discounted at a credit adjusted risk free rate. This liability is capitalized as part of the cost of the related asset and amortized using the straight-line method. The liability accretes until we have accrued the total estimated retirement obligation or we settle the liability.
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
The following table reconciles the beginning and ending aggregate carrying amount of our AROs for the three years ended December 31, 2013:

	December 31,
	2013	2012	2011
	(In thousands)
Liability, beginning of period	$5,088	$4,736	$5,485
Liabilities incurred	11	43	44
Liabilities acquired	1,786	—	—
Liabilities settled	(145)	(33)	(1,160)
Accretion expense	587	342	367
Liability, end of period	$7,327	$5,088	$4,736
The ARO liability acquired during 2013 relates to the acquisition of NTI and excludes $0.1 million of ARO classified as other accrued liabilities.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Long-Term Debt
Long-term debt was as follows:

	December 31,
	2013	2012
	(In thousands)
Western obligations:
Revolving Credit Facility due 2018	$—	$—
Term Loan Credit Facility due 2020	550,000	—
11.25% Senior Secured Notes due 2017, net of unamortized discount of $19,001	—	305,999
6.25% Senior Unsecured Notes due 2021	350,000	—
5.75% Convertible Senior Unsecured Notes due 2014, net of conversion feature of $7,362 and $22,105 for 2013 and 2012, respectively	207,925	193,345
5.50% promissory note due 2015	313	519
Total	1,108,238	499,863

WNRL obligations:
Revolving Credit Facility	—	—
Total	—	—

NTI obligations:
Revolving Credit Facility	—	—
7.125% Senior Secured Notes, due November 2020	278,369	—
Total	278,369	—

Long-term debt	1,386,607	499,863

Current portion of long-term debt	(213,642)	(206)
Long-term debt, net of current portion	$1,172,965	$499,657

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Outstanding amounts under the Revolving Credit Agreement, if any, are included in the current portion of long-term debt.
Interest expense and other financing costs were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Contractual interest:
Western Obligations
Revolving Credit Facility due 2018	$—	$—	$631
Term Loan Credit Facility due 2020	3,500	—	—
11.25% Senior Secured Notes due 2017	10,115	36,563	36,563
6.25% Senior Unsecured Notes due 2021	16,771	—	—
Senior Secured Floating Rate Notes	—	—	29,152
5.75% Convertible Senior Unsecured Notes due 2014	12,382	12,388	12,388
Western Term Loan Credit Facility (extinguished 2012)	—	9,458	27,224
NTI Obligations
7.125% Senior Secured Notes due 2020	4,883	—	—
	47,651	58,409	105,958
Amortization of original issuance discount:
Term Loan Credit Facility due 2020	—	—	—
11.25% Senior Secured Notes due 2017	770	2,986	2,632
Senior Secured Floating Rate Notes	—	—	4,004
5.75% Convertible Senior Unsecured Notes due 2014	14,732	12,894	11,286
Western Term Loan Credit Facility (extinguished 2012)	—	188	349
	15,502	16,068	18,271
Other interest expense	6,835	9,231	12,330
Capitalized interest	(1,948)	(2,359)	(1,958)
Interest expense and other financing costs	$68,040	$81,349	$134,601
We amortize original issue discounts using the effective interest method over the respective term of the debt.
Western Obligations
Our payment of dividends is limited under the terms of our Revolving Credit Agreement, our Senior Unsecured Notes and our Term Loan Credit Agreement, and in part, depends on our ability to satisfy certain financial covenants.
Revolving Credit Facility
On April 11, 2013, we entered into the Second Amended and Restated Revolving Credit Agreement ("Western Revolving Credit Facility"). Lenders under the Western Revolving Credit Facility extended $900.0 million in commitments that mature on April 11, 2018, and incorporate a borrowing base tied to eligible accounts receivable and inventory. The Western Revolving Credit Facility also provides for letters of credit and swing line loans and provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum subject to adjustment based upon the average utilization ratio and letter of credit fees ranging from 1.75% to 2.25% per annum, payable quarterly, subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 0.75% to 1.25% or LIBOR loans plus a margin ranging from 1.75% to 2.25%, in each case subject to adjustment based upon the average excess availability under the Western Revolving Credit Facility. Prior to April 11, 2013, the credit facility that was replaced with the Western Revolving Credit Facility included commitments of $1.0 billion maturing on September 22, 2016. Interest rates ranged from 2.50% to 3.25% over LIBOR or 1.50% to 2.25% over the base rate. The majority of our restricted subsidiaries fully and unconditionally guarantee the Western Revolving Credit Facility on a joint and several basis. The Western Revolving Credit Facility is secured by our cash and cash equivalents, accounts receivable and inventory. We paid $4.8 million in amendment and other financing fees related to the Western Revolving Credit Facility that are being amortized over the term of the Western Revolving Credit Facility.
The Western Revolving Credit Facility contains certain covenants including, but not limited to, limitations on debt, investments and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances. If an event

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of default under the Western Revolving Credit Facility occurs and is continuing, the administrative agent at the request of lenders holding a specified percentage of commitments, shall, or with such lenders' consent, may terminate the obligations of the lenders to make loans and the obligations of the issuing banks to issue letters of credit, declare the obligations outstanding under the Western Revolving Credit Facility to be immediately due and payable and/or exercise legal and contractual rights and remedies.
On September 22, 2011, we entered into a $1.0 billion revolving credit facility that was scheduled to mature on September 22, 2016, and incorporated a borrowing base tied to eligible accounts receivable and inventory. The facility provided for a quarterly commitment fee of either 0.375% or 0.50% per annum subject to adjustment based upon the average excess availability under the facility and quarterly letter of credit fees ranging from 2.50% to 3.25% per annum subject to adjustment based upon the average excess availability. Borrowings were either base rate loans plus a margin ranging from 1.50% to 2.25% or LIBOR loans plus a margin ranging from 2.50% to 3.25%, in each case subject to adjustment based upon the average excess availability under the facility. We paid $5.9 million in fees to effect the September 22, 2011, amendment and restatement to the Revolving Credit Agreement.
Prior to September 22, 2011, the revolving credit facility included commitments of $800.0 million composed of a $145.0 million tranche that matured on May 31, 2012, and $655.0 million tranche scheduled to mature on January 1, 2015. Interest rates for the $145.0 million tranche were based on our consolidated leverage ratio and ranged from 3.75% to 4.50% over LIBOR. Interest rates for the $655.0 million tranche were based on our borrowing base capacity and ranged from 3.00% to 3.75% over LIBOR.
As of December 31, 2013, we had net availability under the Western Revolving Credit Facility of $446.3 million consisting of $660.7 million in gross availability and $214.4 million in outstanding letters of credit.
Term Loan Credit Agreement
On November 12, 2013, we entered into a Term Loan Credit Agreement (the “Western 2020 Term Loan Credit Facility”) with Bank of America, N.A., as administrative agent, and the lenders party thereto. The Western 2020 Term Loan Credit Facility provides for loans of $550.0 million and matures on November 12, 2020. The Western 2020 Term Loan Credit Facility bears interest at a rate based either on the Base Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 2.50% or the Eurodollar Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 3.50% (with a Euro dollar rate floor of 1.00%). The Western 2020 Term Loan Credit Facility that is secured by both the El Paso and Gallup refineries, is fully and unconditionally guaranteed, on a joint and several basis, by substantially all material subsidiaries of the Company. The Western 2020 Term Loan Credit Facility contains customary restrictive covenants including limitations on debt, investments and dividends, and does not contain any financial maintenance covenants.
Senior Secured Floating Rate Notes
On December 21, 2011, we redeemed the Senior Secured Floating Rate Notes at a repurchase price of $288.8 million, representing a premium on redemption of the notes of 5.0% above the face value of $275.0 million. As a result of this redemption, we recorded a $29.7 million loss on extinguishment of debt including a $3.2 million write-off of unamortized loan fees in our Consolidated Statement of Operations for the year ended December 31, 2011. Prior to December 21, 2011, the Senior Secured Floating Rate Notes paid interest quarterly at a per annum rate equal to the three-month LIBOR rate (subject to a LIBOR floor of 3.25%) plus 7.50%. The interest rate on the Senior Secured Floating Rate Notes as of December 21, 2011, was 10.75%. The Senior Secured Floating Rate Notes became redeemable at our option beginning on December 15, 2011, at a premium of 5.0%.
11.25% Senior Secured Notes
During the first and second quarters of 2013, we redeemed or otherwise purchased and canceled all outstanding Western Senior Secured Notes for $349.4 million, including $24.4 million in redemption fees, resulting in a loss on extinguishment of debt of $46.7 million including the write-off of $4.2 million of unamortized loan fees.
6.25% Senior Unsecured Notes
On March 25, 2013, we entered into an indenture (the "Western 2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the “Western 2021 Unsecured Notes”). The Western 2021 Unsecured Notes are guaranteed on a senior unsecured basis by each of our wholly-owned domestic restricted subsidiaries that guarantee any of our indebtedness under our (a) Western Revolving Credit Facility or (b) any other Credit Facilities (as each such term is defined in the Western 2021 Indenture), or any capital markets debt, in the case of clause (b), in a principal amount of at least $150.0 million. The Western 2021 Unsecured Notes and the guarantees are our and each guarantor's general obligations and will rank equally and ratably with all of our existing and future senior indebtedness and

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

senior to our and the guarantors’ subordinated indebtedness. The Western 2021 Unsecured Notes will be effectively subordinated in right of payment to all secured indebtedness (including secured indebtedness under the Western Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. We will pay interest on the Western 2021 Unsecured Notes semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on October 1, 2013. The Western 2021 Unsecured Notes will mature on April 1, 2021. We used the proceeds from the offering primarily to redeem the Western 2017 Senior Secured Notes. We incurred transaction and other financing fees of $7.5 million related to the issuance of the Western 2021 Unsecured Notes.
The Western 2021 Indenture contains covenants that limit our ability to, among other things, pay dividends or make other distributions in respect of our capital stock or make other restricted payments; make certain investments; sell certain assets; incur additional debt or issue certain preferred shares; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; restrict dividends or other payments from restricted subsidiaries; and enter into certain transactions with our affiliates. The Western 2021 Indenture also provides for events of default that, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding Western 2021 Unsecured Notes to be due and payable immediately.
In connection with the sale of the Western 2021 Unsecured Notes, we entered into a registration rights agreement, dated March 25, 2013 (the “Western Registration Rights Agreement”), with the initial purchasers. Under the Western Registration Rights Agreement, we agreed to register notes having substantially identical terms as the Western 2021 Unsecured Notes with the U.S. Securities and Exchange Commission as part of an offer to exchange freely tradable exchange notes for the Western 2021 Unsecured Notes. We filed a related Form S-4 on June 14, 2013. On July 27, 2013, we exchanged all of the previously issued Western 2021 Unsecured Notes for new notes due 2021 that are registered under the U.S. Securities Act.
5.75% Convertible Senior Unsecured Notes
The 5.75% Convertible Senior Unsecured Notes (the "Western 2014 Unsecured Notes") are presently convertible at the option of the holder. The conversion rate as of December 31, 2013, was 104.5105 for each $1,000 of principal amount of the Western 2014 Unsecured Notes. The Western 2014 Unsecured Notes will also be convertible in any future calendar quarter (prior to maturity) whenever the last reported sale price of our common stock exceeds 130% of the applicable conversion price in effect for the Western 2014 Unsecured Notes on the last trading day of the immediately preceding calendar quarter for twenty days in the thirty consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter. If any Western 2014 Unsecured Notes are surrendered for conversion, we may elect to satisfy our obligations upon conversion through the delivery of shares of our common stock, in cash or a combination thereof. At our option, we may fund the retirement of the Western 2014 Unsecured Notes in June 2014 through payment of cash, the delivery of shares of our common stock or cash and delivery of shares of our common stock (net share settlement).
During the year ended December 31, 2013, $0.2 million of the Western 2014 Unsecured Notes were converted and settled in cash. The loss on extinguishment of debt was nominal. As of December 31, 2013, the if-converted value of the Western 2014 Unsecured Notes exceeded its principal amount by $738.9 million.
Term Loan
In addition to our scheduled payment under the Western Term Loan Credit Agreement ("2016 Term Loan Credit Facility") payment of $0.8 million made during the first quarter of 2012, we made non-mandatory prepayments of $30.0 million and $291.8 million during the first and second quarters of 2012, respectively. As a result of the retirement of our 2016 Term Loan Credit Facility in the second quarter of 2012, we recorded a loss on extinguishment of debt of $7.7 million.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

WNRL Obligations
Revolving Credit Facility
On October 16, 2013, WNRL entered into a $300.0 million senior secured revolving credit agreement ("WNRL Revolving Credit Facility") with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The WNRL Revolving Credit Facility has the ability to be increased by up to $200.0 million for a total facility size of up to $500.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The WNRL Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the WNRL Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of WNRL's subsidiaries and, with certain exceptions, will be guaranteed by any to-be-formed or acquired subsidiaries, and are secured by a first priority lien on substantially all of WNRL's or such subsidiaries' material assets. The WNRL Revolving Credit Facility will mature on October 16, 2018. Borrowings under the WNRL Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon WNRL's Consolidated Total Leverage Ratio, as defined in the WNRL Revolving Credit Facility. WNRL had no borrowings under the WNRL Credit Facility as of December 31, 2013.
The WNRL Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature that, among other things, limit or restrict WNRL's ability to incur or guarantee debt, grant liens on its assets, make investments, make cash distributions, redeem or repurchase units, amend material contracts, engage in business activities (other than WNRL's business as described herein), engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets or enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length. Additionally, the WNRL Revolving Credit Facility has requirements to maintain certain financial ratios that are tested on a quarterly basis for the immediately preceding four quarter period then ended (other than the Senior Secured Leverage Ratio that shall be tested on a quarterly basis only after WNRL or a finance subsidiary thereof issues notes in an amount equal to or exceeding $100 million).
The WNRL Revolving Credit Facility contains events of default customary for revolving credit facilities of this nature, including, but not limited to (and subject to grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the WNRL Revolving Credit Facility or related documentation, any representation or warranty made in the WNRL Revolving Credit Facility or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in our ownership or the ownership or board composition of WNRL's general partner and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the WNRL Revolving Credit Facility, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against us and the collateral as may be available to the lenders under the WNRL Revolving Credit Facility and related documentation or applicable law.
NTI Obligations
Revolving Credit Facility
On December 1, 2010, NTI entered into a revolving credit facility ("NTI Revolving Credit Facility") with JP Morgan Chase Bank, N.A. as administrative agent and collateral agent (the “ABL Agent”), Bank of America, N.A., as syndication agent, and lenders party thereto. On July 17, 2012, NTI amended the NTI Revolving Credit Facility. The NTI Revolving Credit Facility provides for revolving credit financing through July 17, 2017, in an aggregate principal amount of up to $300 million of which we may utilize $150 million for the issuance of letters of credit and up to $30 million for short-term borrowings upon same-day notice (referred to as swingline loans), and may be increased up to a maximum aggregate principal amount of $450 million, subject to borrowing base availability and lender approval. Availability under the NTI Revolving Credit Facility at any time is the lesser of (a) the aggregate commitments under the NTI Revolving Credit Facility and (b) the borrowing base, less any outstanding borrowings and letters of credit. The borrowing base calculation is based on a percentage of eligible accounts receivable, petroleum inventory and other assets.
Borrowings under the NTI Revolving Credit Facility bear interest at either (a) an alternative base rate, plus an applicable margin (ranging between 1.00% and 1.50%) or (b) a LIBOR rate plus an applicable margin (ranging between 2.00% and 2.50%). The alternative base rate is the greater of (a) the prime rate, (b) the Federal Funds Effective Rate plus 50 basis points or (c) the one-month LIBOR rate plus 100 basis points and a spread of up to 150 basis points based upon percentage utilization of this facility. In addition to paying interest on outstanding borrowings, NTI is also required to pay an annual commitment fee ranging from 0.375% to 0.500% and letter of credit fees.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013, the availability under the NTI Revolving Credit Facility was $134.6 million. This availability is net of $34.2 million in outstanding letters of credit. NTI had no borrowings under the NTI Revolving Credit Facility at December 31, 2013.
Obligations under the NTI Revolving Credit Facility are collateralized by substantially all of NTI’s assets. Indebtedness under the NTI Revolving Credit Facility is recourse to Northern Tier Energy GP LLC, its general partner, and is guaranteed by NTI and certain of their subsidiaries. NTI’s creditors have no recourse to the Western or WNRL assets. Furthermore, the Western or WNRL creditors have no recourse to the assets of NTI and its consolidated subsidiaries.
7.125% Secured Notes
On November 8, 2012, Northern Tier Energy LLC, its wholly owned subsidiary (“NTI LLC”), and Northern Tier Finance Corporation (together with NTI LLC, the “NTI 2020 Notes Issuers”), issued $275 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the "NTI 2020 Secured Notes").
The NTI 2020 Notes Issuers’ obligations under the NTI 2020 Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Northern Tier Energy LP and on a senior secured basis by (i) all of NTI LLC’s restricted subsidiaries that borrow, or guarantee obligations, under the NTI Revolving Credit Facility or any other indebtedness of NTI LLC or another subsidiary of NTI LLC that guarantees the NTI 2020 Secured Notes and (ii) all other material wholly owned domestic subsidiaries of NTI LLC. The NTI 2020 Secured Notes and the subsidiary note guarantees are secured, subject to permitted liens, on a pari passu basis with certain hedging agreements by (a) a first-priority security interest in substantially all present and hereinafter acquired tangible and intangible assets of the NTI 2020 Notes Issuers and each of the subsidiary guarantors in which liens have been granted in relation to the NTI 2020 Secured Notes (other than those items described in clause (b) below) (the “NTI 2020 Secured Notes Priority Collateral”), and (b) a second-priority security interest in the (i) inventory, (ii) accounts receivable, (iii) investment property, general intangibles, deposit accounts, cash and cash equivalents and other assets to the extent related to the assets described in clauses (i) and (ii), (iv) books and records relating to the foregoing and (v) all proceeds of and supporting obligations, including letter of credit rights, with respect to the foregoing, and all collateral security and guarantees of any person with respect to the foregoing (the “NTI Revolving Credit Facility Priority Collateral”), in each case owned or hereinafter acquired by the NTI 2020 Notes Issuers and each of the subsidiary guarantors.
The NTI 2020 Secured Notes are the NTI 2020 Notes Issuers’ general senior secured obligations that are effectively subordinated to the NTI 2020 Notes Issuers’ obligations under NTI's Revolving Credit Facility to the extent of the value of the NTI Revolving Credit Facility Priority Collateral that secures such obligations on a first-priority basis, effectively senior to the NTI 2020 Notes Issuers’ obligations under the NTI Revolving Credit Facility to the extent of the NTI 2020 Notes Priority Collateral that secures the NTI 2020 Secured Notes on a first-priority basis, structurally subordinated to any existing and future indebtedness and claims of holders of preferred stock and other liabilities of the NTI 2020 Notes Issuers’ direct or indirect subsidiaries that are not guarantors of the NTI 2020 Secured Notes (other than Northern Tier Finance Corporation), and pari passu in right of payment with all of the NTI 2020 Notes Issuers’ existing and future indebtedness that is not subordinated. The NTI 2020 Secured Notes rank effectively senior to all of the NTI 2020 Notes Issuers’ existing and future unsecured indebtedness to the extent of the value of the collateral, effectively equal to the obligations under certain hedge agreements and any future indebtedness that is permitted to be secured on a pari passu basis with the NTI 2020 Secured Notes to the extent of the value of the collateral and senior in right of payment to any future subordinated indebtedness of the NTI 2020 Notes Issuers.
The indenture governing the NTI 2020 Secured Notes contains certain covenants that, among other things, limit the ability of NTI LLC and NTI LLC’s restricted subsidiaries to, among other things: make restricted payments; make certain investments; sell certain assets; incur additional debt or issue certain preferred shares; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; restrict dividends or other payments from restricted subsidiaries; and enter into certain transactions with its affiliates.
The NTI 2020 Secured Notes also provide for events of default that if any of them occurs would permit or require the principal of and accrued interest on such notes to become or to be declared to be due and payable.
Indebtedness under the NTI 2020 Secured Notes involves recourse to Northern Tier Energy GP LLC, its general partner, and is guaranteed by NTI and certain of their subsidiaries. However, any recourse to the general partner would be limited to the extent of Northern Tier Energy GP LLC’s assets that other than its investment in NTI are not significant. NTI’s creditors have no other recourse to its assets. Furthermore, NTI's creditors have no recourse to the assets of NTI and its consolidated subsidiaries.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Income Taxes
The following is an analysis of our consolidated income tax expense for the three years ended December 31, 2013:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$193,719	$242,016	$106,386
State	25,578	34,184	13,268
Total current	219,297	276,200	119,654
Deferred:
Federal	(62,954)	(52,606)	(48,085)
State	(2,418)	(5,392)	(1,708)
Total deferred	(65,372)	(57,998)	(49,793)
Provision for income taxes	$153,925	$218,202	$69,861
We paid income tax, net of refunds, of $223.6 million, $237.6 million and $70.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following is a reconciliation of total income tax expense to income taxes computed by applying the 35% statutory federal income tax rate to income before income taxes for the three years ended December 31, 2013:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Taxes at the federal statutory rate	$158,718	$215,980	$70,885
State income taxes, net of federal tax benefit (1)	17,666	15,330	(15,863)
Valuation allowance for state net operating losses	(2,776)	2,791	23,700
Domestic Activity Production deduction	(12,763)	(15,059)	(8,309)
Non-controlling interest	(8,383)	—	—
Federal tax credit for increasing research activities (1)	(999)	(2,154)	—
Federal tax credit for production of ultra low sulfur diesel	—	—	(109)
Other, net	2,462	1,314	(443)
Total income tax expense	$153,925	$218,202	$69,861

(1)
The federal tax credit for increasing research activities includes $1.0 million in unrecognized tax benefits for the year ended December 31, 2013. State income taxes, net of federal tax benefit, and federal tax credit for increasing research activities include $7.4 million and $2.2 million, respectively, in unrecognized tax benefits for the year ended December 31, 2012.

The effective tax rates for 2013, 2012 and 2011 were 33.9%, 35.4% and 34.5%, respectively, as compared to the federal statutory rate of 35% in all years.
The Internal Revenue Service (the "IRS") is in the final stages of an examination of our tax year ending December 31, 2011, and has proposed no material adjustments. The IRS has completed examinations of our tax years ending December 31, 2010, 2009, 2008 and 2007. For these years, we have agreed to all IRS adjustments. Due to statutory requirements, the tax years ending December 31, 2007 and 2008 require a review by the U.S. Joint Committee of Taxation prior to finalizing the audits. We do not believe the results of any of these examinations will have a material adverse effect on our financial position, results of operations or cash flows, but the timing and the results of final determinations on these matters remains uncertain.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of unrecognized tax benefits for the three years ended December 31, 2013:

	December 31,
	2013	2012	2011
	(In thousands)
Unrecognized tax benefits at beginning of year	$9,572	$—	$—
Increases related to current year tax positions	999	9,572	—
Increases related to prior year tax positions	—	—	—
Decreases related to settlements with taxing authorities	—	—	—
Decreases resulting from the expiration of the statute of limitations	—	—	—
Unrecognized tax benefits at end of year	$10,571	$9,572	$—
The unrecognized tax benefit as of December 31, 2013 of $10.6 million would affect our effective tax rate if recognized. We have accrued interest or penalties of $0.5 million with respect to the unrecognized tax benefit. It is reasonably possible that a decrease of $3.2 million in our unrecognized tax benefit obligations will occur within 12 months of December 31, 2013 due to the finalization of IRS audits.
The tax years of 2007 through 2014 remain open to examination by the major tax jurisdictions to which we are subject (U.S. Federal, Texas, Virginia, Maryland, New Mexico, Arizona and California).
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2013			2012
	Assets	Liabilities	Net	Assets	Liabilities	Net
	(In thousands)
Current deferred taxes:
Inventories	$—	$(40,287)	$(40,287)	$—	$(44,138)	$(44,138)
Stock-based compensation	1,445	—	1,445	2,095	—	2,095
Commodity hedging activities	3,334	—	3,334	17,847	—	17,847
Debt discount	—	(2,820)	(2,820)	—	—	—
Other current, net	7,835	—	7,835	—	(3,514)	(3,514)
Current deferred taxes	12,614	(43,107)	(30,493)	19,942	(47,652)	(27,710)
Non-current deferred taxes:
Property, plant and equipment	—	(273,767)	(273,767)	—	(278,424)	(278,424)
Investment in WNRL	38,938	—	38,938	—	—	—
Investment in NTI	—	(44,127)	(44,127)	—	—	—
Postretirement obligations	1,072	—	1,072	2,006	—	2,006
Debt discount	—	—	—	—	(8,249)	(8,249)
Commodity hedging activities	21,395	—	21,395	—	—	—
Environmental and retirement obligations	2,736	—	2,736	788	—	788
Other non-current, net	1,036	—	1,036	1,234	—	1,234
Net operating loss and tax credit carryforwards	23,943	—	23,943	26,797	—	26,797
Valuation allowance	(23,715)	—	(23,715)	(26,491)	—	(26,491)
Non-current deferred taxes	65,405	(317,894)	(252,489)	4,334	(286,673)	(282,339)
Net deferred taxes	$78,019	$(361,001)	$(282,982)	$24,276	$(334,325)	$(310,049)

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2013, we had the following credits and net operating loss (“NOL”) carryforwards:

Type of Credit	Gross Amount	Tax Effected Amount	Expiration
	(In thousands)
State NOL carryforwards:
Colorado	$(6,152)	$(228)	2014
Virginia and Maryland	(6,458)	(290)	2023
Virginia and Maryland	(20,852)	(864)	2024
Virginia and Maryland	(610)	(25)	2026
Virginia and Maryland	(37,848)	(1,568)	2027
Virginia and Maryland	(68,907)	(2,854)	2028
Virginia and Maryland	(119,192)	(4,936)	2029
Virginia and Maryland	(160,734)	(6,657)	2030
Virginia and Maryland	(158,160)	(6,520)	2031
Total state NOL carryforwards	(578,913)	(23,942)
Less valuation allowance for operating loss carryforwards	572,761	23,715
Total credits and NOL carryforwards	$(6,152)	$(227)
In assessing the realizability of deferred tax assets, we determined that a valuation allowance of $23.7 million was appropriate against the deferred tax assets relating to the NOL carryforwards for Virginia and Maryland at December 31, 2013. We have decreased the valuation allowance for the NOL carryforwards by $2.8 million from December 31, 2012.
Subsequent to December 31, 2013, certain tax laws were enacted that will have an impact on taxable income for 2013; however, changes in tax law are effected in the year of enactment. As such, the impact of these changes in tax law will be reflected during 2014. None of the changes in tax law will have a material impact on our business, financial condition, results of operations or cash flows.

17. Retirement Plans
We fully recognize the obligations associated with our single-employer defined benefit pension, retiree healthcare and other postretirement plans in our financial statements.
Pensions
Through December 31, 2013, we had distributed $25.7 million ($0.02 million in 2013, $5.7 million in 2012, $7.2 million in 2011 and $12.8 million in 2010) from plan assets to plan participants as a result of the idling of Yorktown refining operations in 2010 and resultant termination of several participants of the Yorktown cash balance plan. We contributed $1.3 million and $1.5 million to the Yorktown pension plan during 2013 and 2012, respectively. We received regulatory approval to terminate the defined benefit plan covering certain previous Yorktown refinery employees and did so during the second quarter of 2013. We recorded a termination loss of $1.8 million, including $0.6 million reclassified from other comprehensive income during 2013.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth significant information about our pension plan for certain previous employees of the Yorktown refinery. The reconciliation of the benefit obligation, plan assets, funded status and significant assumptions are based upon an annual measurement date of December 31:

	As of December 31,
	2013	2012
	(In thousands)
Benefit obligation at beginning of year	$1,277	$7,274
Interest cost	10	141
Termination benefits paid	(16)	(5,732)
Actuarial (gain) loss	559	(406)
Settlement	(1,830)	—
Benefit obligation at end of year	$—	$1,277
Fair value of plan assets at beginning of year	$582	$4,813
Company contribution	1,265	1,500
Actual return on plan assets	(1)	1
Termination benefits paid	(16)	(5,732)
Settlement	(1,830)	—
Fair value of plan assets at end of year	$—	$582
Current liabilities	$—	$695
Noncurrent liabilities	—	—
Unfunded status recognized in the consolidated balance sheets	$—	$695
Accumulated benefit obligation	$—	$1,277

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net periodic benefit cost includes:
Interest cost	$10	$141	$450
Expected return on assets	(3)	(61)	(119)
Amortization of net actuarial loss	2	6	—
Recognized settlement expense	—	978	1,537
Net periodic benefit cost	$9	$1,064	$1,868
Pre-tax unrecognized net loss included in accumulated other comprehensive loss at beginning of year	$219	$1,550	$3,641
Net actuarial (gain) loss	563	(347)	(554)
Recognition of loss due to settlement	(780)	(978)	(1,537)
Amortization of net actuarial loss	(2)	(6)	—
Pre-tax unrecognized net loss included in accumulated other comprehensive loss at end of year	$—	$219	$1,550

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2013	2012	2011
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	3.79%	3.79%	3.67%
Rate of compensation increase	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.79	3.67	4.63
Expected long-term return on assets	1.90	1.90	1.90
Rate of compensation increase	—	—	—
Pensions - Northern Tier Energy, LP
NTI sponsors a defined benefit cash balance pension plan (the “Cash Balance Plan”) for eligible employees. Employer contributions are made to the cash account of the participants equal to 5.0% of eligible compensation. Participants’ cash accounts also receive interest credits each year based upon the average thirty year United States Treasury bond rate published in September preceding the respective plan year. Participants become fully vested in their accounts after three years of service.
NTI also sponsors a plan to provide retirees with health care benefits prior to age 65 (the “Retiree Medical Plan”) for eligible employees. Eligible employees may participate in the health care benefits after retirement subject to cost-sharing features. To be eligible for the Retiree Medical Plan, employees must have completed at least 10 years of service and be between the ages of 55 and 65 years old.
The following tables set forth significant information about the Cash Balance Plan and the Retiree Medical Plan (the "Plans"). The reconciliation of the benefit obligation, plan assets, funded status and significant assumptions are based upon an annual measurement date of December 31, 2013:

As of December 31,
2013
(In thousands)
Benefit obligation at beginning of period	$4,716
Service cost	2,203
Interest cost	275
Actuarial loss	(354)
Plan participants' contributions	8
Benefits paid	(175)
Benefit obligation at end of period	$6,673
Fair value of plan assets at beginning of period	$2,101
Employer contribution	2,517
Actual return on plan assets	115
Benefits paid	(175)
Plan participants' contributions	8
Fair value of plan assets at end of period	$4,566
Current liabilities	$—
Non-current liabilities	2,107
Unfunded status recognized in the consolidated balance sheets	$2,107
Accumulated benefit obligation	$6,673

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31,
2013
(In thousands)
Net periodic benefit cost includes:
Service cost	$2,203
Interest cost	275
Expected return on assets	(115)
Recognized net actuarial loss	40
Amortization of prior service cost	161
Net periodic benefit cost	$2,564
Changes recognized in other comprehensive income:
Net actuarial gain	$(354)
Pre-tax unrecognized net loss included in accumulated other comprehensive income at end of period	$(354)

As of December 31,
2013
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.00%
Rate of compensation increase	4.00
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.00
Expected long-term return on assets	4.25
Rate of compensation increase	4.00
The health care cost trend rate for the Retiree Medical Plan for 2013 is 7.00% trending to 5.00% in five years. The assumptions used in the determination of our obligations and benefit cost are based upon management’s best estimates as of the annual measurement date. The discount rate utilized was based upon bond portfolio curves over a duration similar to the Cash Balance Plan’s and Retiree Medical Plan’s respective expected future cash flows as of the measurement date. The expected long-term rate of return on plan assets is the weighted average rate of earnings expected of the funds invested or to be invested based upon the targeted investment strategy for the plan. The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees.
Employer contributions to the Cash Balance Plan of $2.5 million were made during the period ended December 31, 2013. These contributions were invested into equity and bond mutual funds and money market funds that are deemed Level 1 assets as described in Note 4, Fair Value Measurement. NTI expects funding requirements of approximately $2.2 million during the year ended December 31, 2014.
The following benefit payments (in thousands) are expected to be paid in the years indicated:

2014	$160
2015	292
2016	429
2017	542
2018	665
2019-2023	6,183
A 1%-point change in the assumed health care cost trend rate for the Plans will have the following effect:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	1%-points
	Increase (1)	Decrease
	(In thousands)
Effect on total service cost and interest cost	$75	$(61)
Postretirement Obligations
The following tables set forth significant information about our retiree medical plans for certain El Paso and Yorktown employees. Unlike the pension plans, we are not required to fund the retiree medical plans on an annual basis. Based on an annual measurement date of December 31, and discount rates of 4.88% and 4.33% at December 31, 2013 and 2012, respectively, to determine the benefit obligation, the components of the postretirement obligation were:

	As of December 31,
	2013	2012
	(In thousands)
Benefit obligation at beginning of year	$6,492	$5,965
Service cost	115	119
Interest cost	254	261
Benefits paid	(216)	(214)
Actuarial (gain) loss	(852)	361
Benefit obligation at end of year	$5,793	$6,492
Unfunded status	$(5,793)	$(6,492)
Current liabilities	$(286)	$(265)
Non-current liabilities	(5,507)	(6,227)
Unfunded status recognized in the consolidated balance sheets	$(5,793)	$(6,492)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net periodic benefit cost includes:
Service cost	$115	$119	$84
Interest cost	254	261	257
Amortization of net actuarial loss	34	42	4
Net periodic benefit cost	$403	$422	$345
Pre-tax unrecognized net (gain) loss included in accumulated other comprehensive gain at beginning of year	$1,670	$1,351	$(410)
Net actuarial (gain) loss	(852)	361	1,765
Amortization of net actuarial loss	(34)	(42)	(4)
Pre-tax unrecognized net loss included in accumulated other comprehensive gain at end of year	$784	$1,670	$1,351
The weighted average discount rates used to determine net periodic benefit costs were 4.14%, 4.37% and 5.64% for 2013, 2012 and 2011, respectively. The following benefit payments (in thousands) are expected to be paid in the year indicated:

2014	$292
2015	313
2016	339
2017	369
2018	371
2019 - 2023	1,666

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The health care cost trend rate for the plan covering El Paso employees for 2013 and future years is capped at 4.00%. The health care cost trend rate for the plan covering Yorktown employees for 2013 is 4.50% trending to 4.50% in 2015. A 1%-point change in the assumed health care cost trend rate for both plans will have the following effect:

	1%-points
	Increase (1)	Decrease
	(In thousands)
Effect on total service cost and interest cost	$1	$(47)
Effect on accumulated benefit obligation	15	(480)

(1)	There is no impact for a 1%-point increase in the El Paso plan because the plan covers up to a 4% increase per year. Any increase in health care costs in excess of 4% is absorbed by the participant.
The following table presents the fair values of the assets of our pension plans as of December 31, 2012, by level of the fair value hierarchy. We terminated the defined benefit plan covering certain previous Yorktown refinery employees during the second quarter of 2013, therefore, there are no assets associated with our pension plans as of December 31, 2013. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on quotations from national securities exchanges. Assets categorized in Level 2 of the hierarchy are measured at net asset value as a practical expedient for fair value. As noted above, our other postretirement benefit plans are funded on a pay-as-you-go basis and have no assets.

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

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning of period balance	$(1,174)	$(1,812)	$(1,940)
Current period changes	824	638	128
End of period balance	$(350)	$(1,174)	$(1,812)
Defined Contribution Plans
We sponsor a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. We make a Safe Harbor matching contribution to the account of each participant who is covered under the collective bargaining agreement with the International Union of Operating Engineers in El Paso and has completed 12 months of service equal to 250% of the first 4% of compensation beginning February 1, 2012. During January 2012, the safe harbor matching contribution was 200% of the first 4% of compensation. In addition, participants who were covered by the settlement agreement with the International Union of Operating Engineers in El Paso received a contribution equal to 3% of the compensation paid between January 1, 2012, and January 31, 2012. For all other employees, we matched 1% up to a maximum of 4% of eligible compensation for each 1% of eligible compensation contributed provided the participant had a minimum of one year of service with Western. We expensed $8.5 million, $5.9 million and $5.8 million in connection with this plan for the years ended December 31, 2013, 2012 and 2011, respectively.
NTI sponsors qualified defined contribution plans (collectively, the “Retirement Savings Plans”) for eligible employees. Eligibility is based upon a minimum age requirement and a minimum level of service. Participants may make contributions for a percentage of their annual compensation subject to Internal Revenue Service limits. NTI provides a matching contribution at the rate of 100% of up to between 4.5% and 7.0% (depending on the participant group) of a participant’s contribution. NTI also provides a non-elective fixed annual contribution of 2.0% to 3.5% of eligible compensation depending on the participant group. Total contributions to the Retirement Savings Plans were $6.1 million for the period ended December 31, 2013.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During 2013, 2012 and 2011, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
We use crude oil and refined products futures, swap contracts or options to mitigate the change in value for a portion of our LIFO inventory volumes subject to market price fluctuations, and swap contracts to fix the margin on a portion of our future gasoline and distillate production. The physical volumes are not exchanged, and these contracts are net settled with cash. For instruments used to mitigate the change in value of volumes subject to market prices, we elected not to pursue hedge accounting treatment for financial accounting purposes, generally because of the difficulty of establishing and maintaining the required documentation that would allow for hedge accounting. The swap contracts used to fix the margin on a portion of our future gasoline and distillate production do not qualify for hedge accounting treatment.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three years ended December 31, 2013, and open commodity hedging positions as of December 31, 2013, and December 31, 2012:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Economic hedging activities recognized within cost of products sold:
Realized hedging gain (loss), net	$15,868	$(144,448)	$(76,033)
Unrealized hedging gain (loss), net	(16,898)	(229,672)	183,286
Total hedging gain (loss), net	$(1,030)	$(374,120)	$107,253

	December 31, 2013	December 31, 2012
	(In thousands)
Open commodity hedging instruments (bbls):
Crude futures	(768)	588
Refined product price and crack spread swaps	(25,721)	26,683
Total open commodity hedging instruments	(26,489)	27,271

Fair value of outstanding contracts, net:
Other current assets	$8,791	$3,918
Other assets	7	228
Accrued liabilities	(17,386)	(35,901)
Other long-term liabilities	(55,869)	(15,804)
Fair value of outstanding contracts - unrealized loss, net	$(64,457)	$(47,559)
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents offsetting information regarding Western's derivative instruments as of December 31, 2013, and December 31, 2012:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of December 31, 2013
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$14,344	$(5,553)	$8,791
Other assets - commodity hedging contracts	183	(176)	7
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(22,939)	5,553	(17,386)
Other long-term liabilities - commodity hedging contracts	(56,045)	176	(55,869)
	$(64,457)	$—	$(64,457)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of December 31, 2012
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$5,369	$(1,451)	$3,918
Other assets - commodity hedging contracts	1,375	(1,147)	228
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(37,352)	1,451	(35,901)
Other long-term liabilities - commodity hedging contracts	(16,951)	1,147	(15,804)
	$(47,559)	$—	$(47,559)
Our commodity hedging activities are initiated within guidelines established by management and approved by our board of directors. Commodity hedging transactions are executed centrally on behalf of all of our operating segments to minimize transaction costs, monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors. Due to mark-to-market accounting during the term of the various commodity hedging contracts, significant unrealized, non‑cash net gains and losses could be recorded in our results of operations. Additionally, we may be required to collateralize any mark-to-market losses on outstanding commodity hedging contracts.
As of December 31, 2013, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our unleaded gasoline crack spread swaps range from $12.75 to $21.03 per contract. Settlement prices for our distillate crack spread swaps range from $26.29 to $27.01 per contract. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2014	2015	2016
Inventory positions (futures and swaps):
Crude oil and refined products - net short positions	(768)	—	—
Natural gas - net (short) long positions	(150)	515	659
Refined product positions (crack spread swaps):
Distillate - net short positions	(8,604)	(11,361)	(4,680)
Unleaded gasoline - net short positions	(2,100)	—	—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. Stock-Based Compensation
The Western Refining 2006 Long-Term Incentive Plan (the “2006 LTIP”) and the 2010 Incentive Plan of Western Refining, Inc. (the “2010 Incentive Plan”) allow for restricted share awards and restricted share unit awards. As of December 31, 2013, there were 14,311 and 3,004,229 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of December 31, 2013, there were 3,842 and 442,887 restricted shares and restricted share units not vested, respectively, outstanding.
The components of stock compensation expense were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Direct operating expenses	$61	$310	$887
Selling, general and administrative expenses	5,428	7,981	7,286
Total stock compensation expense	$5,489	$8,291	$8,173
As of December 31, 2013, the aggregate fair value at grant date of outstanding restricted shares and restricted share units was $0.1 million and $11.0 million, respectively. The aggregate intrinsic value of restricted shares and restricted share units was $0.2 million and $18.8 million, respectively. The unrecognized compensation cost of outstanding restricted shares and restricted share units was $0.01 million and $7.3 million, respectively. Unrecognized compensation cost for restricted shares and restricted share units will be recognized over a weighted average period of approximately 0.23 years and 3.01 years, respectively.
The following table summarizes our restricted share unit and restricted share activity for the three years ended December 31, 2013:

	Restricted Share Units		Restricted Shares
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	—	$—	2,438,147	$6.73
Awards granted	316,917	16.09	52,033	11.71
Awards vested	—	—	(976,527)	7.64
Awards forfeited	—	—	(2,411)	12.30
Non-vested at December 31, 2011	316,917	16.09	1,511,242	6.29
Awards granted	269,406	19.45	—	—
Awards vested	(142,483)	15.78	(816,620)	6.64
Awards forfeited	(2,980)	16.78	—	—
Non-vested at December 31, 2012	440,860	18.24	694,622	5.93
Awards granted	178,338	34.37	—	—
Awards vested	(176,311)	18.16	(690,780)	5.87
Awards forfeited	—	—	—	—
Non-vested at December 31, 2013	442,887	24.79	3,842	16.78
Western Refining Logistics, LP 2013 Long-Term Incentive Plan
The Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "LTIP Plan") was adopted by the Western Refining GP, LLC Board of Directors in connection with the completion of the Offering. The LTIP Plan provides for grants of (1) Restricted Units, (2) unit appreciation rights, referred to as UARs, (3) unit options, referred to as Options, (4) Phantom Units, (5) Unit Awards, (6) substitute awards, (7) other Unit-Based Awards, (8) cash awards, (9) performance awards and (10) distribution equivalent rights, referred to as DERs.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On October 15, 2013, WNRL issued phantom unit awards to certain directors under the LTIP Plan in connection with the completion of the Offering. The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. WNRL incurred a nominal amount of unit-based compensation expense as of December 31, 2013.
The fair value at grant date of non-vested phantom units outstanding as of December 31, 2013, was $0.2 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $0.2 million as of December 31, 2013, that is expected to be recognized over a weighted-average period of approximately 0.99 years.
A summary of WNRL's unit award activity for the year ended December 31, 2013, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	—	$—
Awards granted	10,908	22.00
Awards vested	—	—
Awards forfeited	—	—
Non-vested at December 31, 2013	10,908	22.00
NTI 2012 Long-Term Incentive Plan
Approximately 9.2 million NTI common units are reserved for issuance under the NTI LTIP. The NTI LTIP permits the award of unit options, restricted units, phantom units, unit appreciation rights and other awards that derive their value from the market price of NTI LP’s common units. As of December 31, 2013, approximately 0.3 million units were outstanding under the LTIP; all were restricted units. NTI recognizes the expense on these restricted units ratably from the grant date until all units become unrestricted.
NTI granted contingently issuable unit awards under the NTI LTIP to certain members of management. These NTI LTIP awards are in the form of restricted units and are contingent upon NTI's achievement of a “cash available for distribution” target (as defined in the award agreement). The number of units ultimately issued under these grants can fluctuate above or below the target units (as defined in the award agreement) depending on actual cash available for distribution during 2013. NTI incurred $0.4 million of unit-based compensation expense between November 12, 2013, and December 31, 2013.
A summary of the LTIP unit activity is set forth below:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at November 12, 2013	323,392	$26.99
Awards granted	1,000	24.60
Awards vested	(17,873)	26.38
Awards forfeited	—	—
Non-vested at December 31, 2013	306,519	27.02
As of December 31, 2013, the total unrecognized compensation cost for NTI LTIP restricted units was $6.1 million.
20. Shareholders' Equity
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to 2010, we repurchased 698,006 shares of our common stock to cover payroll withholding taxes for certain employees pursuant to the vesting of restricted shares awarded under the Western Refining Long-Term Incentive Plan. The aggregate cost paid for these shares was $21.4 million. We recorded these repurchases as treasury stock.
As of December 31, 2013, our board of directors had authorized two separate share repurchase programs of up to $200 million under each program (the "July 2012 Program" and "April 2013 Program"). On January 28, 2014, our board of directors authorized another $200 million share repurchase program (the "January 2014 Program"). We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. Our board of directors may discontinue the share repurchase program at any time.
The following table summarizes our share repurchase activity for the two share repurchase programs:

	July 2012 Program		April 2013 Program
	Number of shares purchased	Cost of share purchases (In thousands)	Number of shares purchased	Cost of share purchases (In thousands)
Shares purchased at December 31, 2011	—	$—	—	$—
Shares purchased during 2012	3,324,135	82,270	—	—
Shares purchased at December 31, 2012	3,324,135	82,270	—	—
Shares purchased during 2013	3,462,230	117,730	4,617,798	135,111
Shares purchased at December 31, 2013	6,786,365	$200,000	4,617,798	$135,111
As of December 31, 2013, we had $64.9 million remaining in authorized expenditures under the April 2013 Program. On January 28, 2014, our board of directors authorized the January 2014 Program. As of February 21, 2014, we had utilized the entire $200 million authorized under the July 2012 Program and we had $64.9 million and $200.0 million remaining in authorized expenditures under the April 2013 Program and January 2014 Program, respectively. The April 2013 Program will expire on the earlier of April 30, 2014, or the expenditure of all remaining funds authorized under the program. Through December 31, 2013, we have purchased 11.4 million shares of our common stock under our share repurchase programs.
Our ability to pay dividends to our shareholders is subject to certain restrictions in our Revolving Credit Agreement and the indenture governing our Senior Unsecured Notes, including pro forma compliance with a fixed charge coverage ratio test and an excess availability test under our Revolving Credit Agreement and compliance with an incurrence-based test subject to a formula-based maximum under the indenture governing our Senior Unsecured Notes. These factors could restrict our ability to pay dividends in the future. In addition, our payment of dividends will depend upon our ability to generate sufficient cash flows.

21. Earnings per Share
We follow the provisions related to the accounting treatment of certain participating securities for the purpose of determining earnings per share. These provisions address share-based payment awards that have not vested and that contain non-forfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 19, Stock-Based Compensation, we have granted shares of restricted stock to certain employees and outside directors. Although ownership of these shares does not transfer to the recipients until the shares have vested, recipients have voting and non-forfeitable dividend rights on these shares from the date of grant. Accordingly, we utilize the two-class method to determine our earnings per share.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The computation of basic and diluted earnings per share under the two-class method is presented below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income attributable to Western Refining, Inc. shareholders	$275,994	$398,885	$132,667
Distributed earnings	(52,489)	(240,715)	—
Income allocated to participating securities	(814)	(1,645)	(2,673)
Distributed earnings allocated to participating securities	191	2,504	—
Undistributed income available to Western Refining, Inc. shareholders	$222,882	$159,029	$129,994

Weighted average number of common shares outstanding (1)	82,248	89,270	88,981
Basic earnings per common share:
Distributed earnings per share	$0.64	$2.67	$—
Undistributed earnings per share	2.71	1.75	1.46
Basic earnings per common share	$3.35	$4.42	$1.46
(1) Excludes the weighted average number of common shares outstanding associated with participating securities of 300 thousand, 938 thousand and 1,830 thousand shares for the years ended December 31, 2013, 2012 and 2011, respectively.

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Diluted earnings per common share:
Net income attributable to Western Refining, Inc. shareholders	$275,994	$398,885	$132,667
Tax effected interest related to convertible debt	16,864	15,726	14,787
Net income available to Western Refining, Inc. shareholders, assuming dilution	$292,858	$414,611	$147,454

Weighted average number of diluted shares outstanding	104,904	111,822	109,792

Diluted earnings per common share	$2.79	$3.71	$1.34
The computation of the weighted average number of diluted shares outstanding is presented below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Weighted average number of common shares outstanding	82,248	89,270	88,981
Common equivalent shares from Convertible Senior Notes	22,500	22,057	19,949
Restricted shares	156	495	862
Weighted average number of diluted shares outstanding	104,904	111,822	109,792
A shareholder's interest in our common stock could become diluted as a result of vestings of restricted shares and restricted share units and the conversion of our Convertible Senior Notes into actual shares of our common stock. In calculating our fully diluted earnings per common share, we consider the impact of restricted shares and restricted share units that have not vested and common equivalent shares related to our Convertible Senior Notes. We include restricted shares and restricted share units that have not vested in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price. Common equivalent shares from our Convertible Senior Notes are generally included in our

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

diluted earnings calculation when net income exceeds certain thresholds above which the effect of the shares becomes dilutive. We calculate the volume of these shares by applying the current conversion rate of 104.5105 to each $1,000 of principal amount of Convertible Senior Notes. As of December 31, 2012, the conversion rate was 102.3750.
The table below summarizes our cash dividends declared and paid through December 31, 2013:

	2013
	Declaration Date	Record Date	Payment Date	Dividend per common share	Total Payment (in thousands)
First quarter	January 15	January 30	February 14	$0.12	$10,516
Second quarter	April 8	April 23	May 8	0.12	9,963
Third quarter	July 17	July 31	August 15	0.18	14,470
Fourth quarter	October 15	October 30	November 14	0.22	17,540
Total					$52,489
On January 28, 2014, our board of directors approved a cash dividend for the first quarter of 2014 of $0.26 per share of common stock in an aggregate payment of $20.7 million that was paid on February 27, 2014.
Total dividends declared were $0.64 per common share for the twelve months ended December 31, 2013, and $2.74 per common share, including those declared related to participating securities, for the twelve months ended December 31, 2012.

22. Cash Flows
Supplemental disclosures of cash flow information were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income taxes paid	$223,594	$237,551	$70,171
Interest paid, excluding amounts capitalized	48,751	68,735	121,282
Non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Increase in debt from modification of long-term debt agreement	$—	$—	$8,193
Reduction of long-term debt for original issue discount	—	—	3,250
Reduction of debt proceeds to pay accrued interest	—	—	1,250
Assets acquired through capital lease obligations and promissory note	—	7,064	4,391
Debt costs incurred for modification of long-term debt agreement	—	—	3,693

23. Contingencies
Environmental Matters
Like other petroleum refiners, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent and the cost of compliance can be expected to increase over time. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.
Periodically, we receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

appropriate corrective action. We do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations or cash flows.
El Paso Refinery
Prior spills, releases and discharges of petroleum or hazardous substances have impacted the groundwater and certain solid waste management units and other areas at and adjacent to the El Paso refinery. We are currently in the remediation process, in conjunction with Chevron U.S.A., Inc. (“Chevron”), for these areas in accordance with certain agreed administrative orders with the Texas Commission on Environmental Quality (the “TCEQ”; previously known as the Texas Natural Resources Conservation Commission). Pursuant to our purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate its solid waste management units in accordance with its Resource Conservation Recovery Act (“RCRA”) permit that Chevron has fulfilled. Chevron also retained control of and liability for certain groundwater remediation responsibilities that are ongoing.
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
On June 30, 2011, the U.S. Environmental Protection Agency (the “EPA”) filed notice with the federal district court in El Paso that we and the EPA entered into a proposed Consent Decree under the Petroleum Refinery Enforcement Initiative (“EPA Initiative”). On September 2, 2011, the court entered the Consent Decree. Under the EPA Initiative, the EPA is investigating industry-wide non-compliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into similar consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. The Consent Decree does not require any soil or groundwater remediation or clean-up.
We have completed our capital expenditures to address the Consent Decree issues totalling $43.2 million, including $15.2 million for the installation of a flare gas recovery system completed in 2007 and $28.0 million for nitrogen oxides (“NOx”) emission controls on heaters and boilers completed in 2013. Under the terms of the Consent Decree, we paid a civil penalty of $1.5 million in September 2011.
In 2004 and 2005, the El Paso refinery applied for and was issued a Texas Flexible Permit by the TCEQ. In December 2012, we received a permit amendment obtaining a State Implementation Plan ("SIP"), approved state air quality permit to address concerns raised by the EPA about all flexible permits. No additional capital expenditures are required by the permit amendment.
In November 2012, we proposed to TCEQ that we settle unresolved air enforcement issued to our El Paso refinery between 2004 and April 2008 and in July 2013 the TCEQ proposed two Agreed Orders with penalties totaling $0.2 million to settle the enforcement. We signed the orders in September 2013 and paid $0.1 million in penalties. Approval of the orders is pending before the TCEQ Commissioners after which $0.1 million in additional penalties will be paid to fund a Supplemental Environmental Project benefiting El Paso County. The proposed orders do not require any soil or groundwater remediation or clean-up. Based on current information, we do not believe the requirements of the orders will have a material effect on our business, financial condition or results of operations.
Four Corners Refineries
Four Corners 2005 Consent Agreements. In July 2005, as part of the EPA Initiative, Giant reached an administrative settlement with the New Mexico Environment Department (the “NMED”) and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico (the “2005 NMED Agreement”). In January 2009, we and the NMED agreed to an amendment of the 2005 administrative settlement with the NMED (the “2009 NMED Amendment”) that altered certain deadlines and allowed for alternative air pollution controls.
In November 2009, we indefinitely suspended refining operations at the Bloomfield refinery. We currently operate the site, including certain remaining tanks and equipment, as a stand-alone products distribution terminal and crude storage facility for our Gallup refinery. An amendment to the 2009 NMED Amendment that became effective June 25, 2012, reflects the indefinite suspension as of 2009.
Based on current information and the 2009 NMED Amendment as amended in June 2012 to reflect the indefinite suspension of refining operations at our Bloomfield facility and to delay NOx controls on heaters, boilers and Fluid Catalytic

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cracking Unit (the "FCCU") at our Gallup refinery, we estimated $51.0 million in total capital expenditures after January 2009. We expended $11.3 million through 2011 and $37.6 million during 2012. During 2013, we spent an additional $1.9 million to complete the project. These capital expenditures were primarily for installation of emission controls on the heaters, boilers and FCCU, and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx and particulate matter from our Gallup refinery. We will incur additional capital expenditures to implement one or more FCCU off-set projects to be completed by the end of 2017. The 2009 NMED Amendment also provided for a $2.3 million penalty. We completed payment of the penalty between November 2009 and September 2010 to fund Supplemental Environmental Projects. We paid an additional penalty of $0.4 million in July 2012 associated with the June 2012 amendment. We do not expect implementation of the requirements in the 2009 NMED Amendment, as amended in June 2012, to result in any soil or groundwater remediation or clean-up costs.
Bloomfield 2007 NMED Remediation Order. In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures and implement corrective measures. Prior to July 2007, with the approval of the NMED and the New Mexico Oil Conservation Division, we placed into operation certain remediation measures that remain operational. As of December 31, 2013, we have expended $3.6 million and have accrued the remaining estimated costs of $3.7 million for implementing the investigation, interim measures and the reasonably known corrective actions of the order.
Gallup 2007 Resource Conservational Recovery Act (“RCRA”) Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (the “Gallup 2007 RCRA Inspection”) to determine compliance with the EPA’s hazardous waste regulations promulgated in accordance with the RCRA. We reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. Between September 2010 and July 2012, the EPA demanded and we have paid penalties totaling $0.2 million in accordance with the settlement. We do not expect implementation of the requirements in the final settlement will result in any additional soil or groundwater remediation or clean-up costs not otherwise required. We estimated capital expenditures of approximately $38.8 million to upgrade the wastewater treatment plant at the Gallup refinery in accordance to the requirements of the final settlement. We expended $20.8 million during 2011, $17.1 million during 2012 on the upgrade of the wastewater treatment plant and $0.7 million during 2013. The final settlement deadline was modified in September 2010 to establish May 31, 2012, as the deadline for completing startup of the upgraded plant. After negotiating an extension of this deadline with the EPA, we completed startup on August 12, 2012.
Gallup 2013 Risk Management Plan General Duty Settlement. In July 2013, we entered a final settlement with the EPA for five alleged violations of the Clean Air Act Risk Management Plan 112(r) General Duty clause at our Gallup refinery and paid a total penalty of $0.2 million. The settlement will not result in any groundwater remediation or clean-up costs.
Northern Tier Energy, LP
At December 31, 2013, liabilities for remediation by NTI totaled $1.5 million. These liabilities are expected to be settled over at least the next 10 years. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Furthermore, environmental remediation costs may vary from estimates because of changes in laws, regulations and their interpretation; additional information on the extent and nature of site contamination; and improvements in technology. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.1 million at December 31, 2013.
Yorktown Refinery
Yorktown 1991 and 2006 Orders. In December 2011, our subsidiaries sold the Yorktown refinery, an adjacent parcel of land and all other related real estate and assets. As part of this transaction, the purchaser agreed to assume all obligations and remaining work required by the EPA under the 2006 soil and groundwater remediation on order. The purchaser agreed to indemnify us for costs associated with the EPA order, following the sale, with the exception of the completion and related liability for construction of the second phase of the Corrective Action Measures Unit (the "CAMU"). We have completed construction of this phase of the CAMU and received EPA acceptance in August 2013. We and the purchaser agreed that the purchaser would replace Giant as the respondent under the EPA order. The replacement is pending the EPA's agreement.
Tax Matters
See Note 16, Income Taxes, to these consolidated financial statements for additional information on tax examinations.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Legal Matters
In 2009 a lawsuit was filed in the Federal District Court for the District of New Mexico by certain Plaintiffs who alleged that the Bureau of Indian Affairs (the “BIA”) acted improperly in approving certain rights-of-way on land allotted to the individual Plaintiffs (each, an "Allottee") by the Navajo Nation, Arizona, New Mexico and Utah (the “Navajo Nation”). The lawsuit named us and numerous other defendants (“Rights-of-Way Defendants”) and sought imposition of a constructive trust and asserted these Rights-of-Way Defendants are in trespass on the Allottee’s lands. In April 2010, the Court dismissed Plaintiffs’ claims in this matter. In May 2010, Plaintiffs filed a notice of appeal within the Department of Interior that the Regional Director, Navajo Regional Office, BIA found deficient because it did not meet the minimum requirements under the applicable regulations. In September 2010, Plaintiffs again appealed. In April 2011, the Regional Director found that the second appeal had not been properly perfected. Since 2010, Plaintiffs have been attempting to appeal this dismissal within the Department of Interior.
Regarding the claim asserted against us referenced above, potentially applicable factual and legal issues have not been resolved; and we have yet to determine if a liability is probable. We do not believe the potential resolution of any of the asserted claim discussed above would have a material adverse effect on our financial condition, results of operations or cash flows; however, we cannot reasonably estimate the range of any loss associated with this matter. Accordingly, we have not recorded a liability for these pending lawsuits.
Union Matters
During 2011, we successfully negotiated a collective bargaining agreement covering employees at the Gallup refinery that expires in 2014. We also successfully negotiated a new collective bargaining agreement covering employees at the El Paso refinery, renewing the collective bargaining agreement that was set to expire in April 2012. The new collective bargaining agreement covering the El Paso refinery employees expires in April 2015. While all of the collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse effect on our business, financial condition and results of operations.
During 2012, we recognized a union as the bargaining representative for finished product and lube drivers and warehouse employees at one of our Albuquerque, New Mexico facilities. Negotiations related to a collective bargaining agreement are on‑going related to these covered employees.

NTI's refining business has 187 employees associated with its operations that are covered by a collective bargaining agreement that expires in December 2016. NTI's retail business has 24 employees associated with its operations that are covered by a collective bargaining agreement that expires in August 2014. In August 2012, NTI locked out the unionized drivers at the Supermom’s bakery for six days when the parties were unable to come to terms on a new union contract.
Other Matters
The EPA has issued Renewable Fuels Standards ("RFS"), implementing mandates to blend renewable fuels into the petroleum fuels produced at our refineries. Annually, the EPA establishes a volume of renewable fuels that refineries must blend into their refined petroleum fuels. To the extent we are unable to blend at the applicable rate, we must purchase Renewable Identification Numbers ("RIN"). We internally accumulated most of the RINs required to meet our 2013 obligations, including a carryover from 2012, by blending renewable fuels into our products. The volatility of the RIN market is such that the impact of the RINs that we do purchase on our cost of products sold in 2013 is greater than in 2012. The net cost of meeting our obligations through RIN purchases was $30.5 million, $4.0 million and $16.5 million for the three years ended December 31, 2013, 2012 and 2011, respectively. No significant liability or asset has been recorded for RINs at December 31, 2013, or 2012.
In late 2011 and late 2013, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. We purchased RINs to satisfy a portion of our obligations under the Renewable Fuels Standard program for calendar years 2010 and 2011 and had purchased some RINs the EPA considered invalid. In April 2012, we entered into an administrative settlement with the EPA that required us to pay a penalty of less than $0.1 million. We expect to enter a second settlement with the EPA in 2014. We continue to purchase RINs to satisfy our obligations under the RFS program, and we understand the EPA continues to investigate invalid RINs. While we do not know if the EPA will identify other RINs we have purchased as being invalid or what actions the EPA would take, at this time we do not expect any such action would have a material effect on our financial condition, results of operations or cash flows.
On July 2, 2013, the Office of the Navajo Tax Commission (the “Commission”) informed Giant Four Corners, Inc. (“Four Corners”) that it was seeking to impose penalties in the total amount of $1.5 million for allegedly operating 15 retail

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

convenience stores on the Navajo Nation without a Fuel Retailer's License for the week of January 1-7, 2013. Four Corners believes these penalties are inappropriate, has challenged these penalties and has received a stay of payment while the challenge is resolved. We have not accrued any amounts for this matter as of December 31, 2013.
On July 24, 2013, the Commission informed Western Refining Wholesale, Inc. (“Western Wholesale”) that it was seeking to impose penalties in the total amount of $4.1 million for allegedly transporting and distributing fuel on the Navajo Nation without a Fuel Distributor's License or a Fuel Carrier's License for the week of January 1-7, 2013. Western Wholesale believes these penalties are inappropriate, has challenged these penalties and has received a stay of payment while the challenge is resolved. We have not accrued any amounts for this matter as of December 31, 2013.
We are party to various other claims and legal actions arising in the normal course of business. We believe that the resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.

24. Concentration of Risk
Significant Customers
We sell a variety of refined products to a diverse customer base. When aggregated over all operating segments, sales to Kroger Company accounted for 11.4% of consolidated net sales for the year ended December 31, 2013. Consolidated net sales included WNRL sales from October 16, 2013, and NTI sales from November 12, 2013, through December 31, 2013.
Sales by Product
All sales were domestic sales in the United States, except for sales of gasoline and diesel fuel for export into Mexico. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company, and accounted for approximately 8.5%, 7.5% and 6.2% of consolidated sales during the years ended December 31, 2013, 2012 and 2011, respectively.

25. Leases and Other Commitments
We have commitments under various operating leases with initial terms greater than one year for buildings, warehouses, card locks, railcars and other facilities. These leases have terms that will expire on various dates through 2036.
We expect that in the normal course of business, these leases will be renewed or replaced by other leases. Certain of our lease agreements provide for the fair value purchase of the leased asset at the end of the lease. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease is recognized on a straight-line basis.
In the normal course of business, we also have long-term commitments to purchase services, such as natural gas, electricity, water and transportation services for use by our refineries at market-based rates. We are also party to various refined product and crude oil supply and exchange agreements.
Under a sulfuric acid regeneration and sulfur gas processing agreement with E.I. du Pont de Nemours ("DuPont"), DuPont constructed and operates two sulfuric acid regeneration plants on property we leased to DuPont within our El Paso refinery.
Our subsidiary is a party to a ten-year lease agreement for an administrative office building in Scottsdale, Arizona that ended in 2013. During 2008, we entered into an agreement to sublease a portion of this property for $0.3 million annually from February 15, 2009, through October 31, 2013. The rental payments for this property have been included as part of our estimated rental payments in the table below.
In November 2007, our subsidiary entered into a ten-year lease agreement for an office space in downtown El Paso. The building serves as our headquarters. In December 2007, our subsidiary entered into an eleven-year lease agreement for an office building in Tempe, Arizona. The building centralized our operational and administrative offices in the Phoenix area.
We are party to nineteen capital leases, initial terms of 20 years, expiring in 2017 through 2033. The current portion of our capital lease obligation of $0.6 million is included in accrued liabilities and the non-current portion of $24.9 million is included in lease financing obligations in the accompanying Consolidated Balance Sheets as of December 31, 2013. These capital leases were discounted using annual rates of 3.24% to 10.51%. Total remaining interest related to these leases was $20.1 million at December 31, 2013. Annual payments net of interest for the next five years are approximately $2.4 million annually with the remaining $28.8 million due through 2033.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands):

2014	$50,986
2015	48,616
2016	45,645
2017	42,137
2018	39,259
2019 and thereafter	317,481
$544,124
Total rental expense was $23.6 million, $25.5 million and $19.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Contingent rentals and subleases were not significant in any year.

26. Related Party Transactions
Effective November 30, 2012, an entity controlled by one of our officers purchased the building and related lease agreement of certain office space that we and other commercial tenants occupy in El Paso, Texas. The lease agreement expires in May 2017. Under the terms of the lease, we make annual payments of $0.2 million. For the years ended December 31, 2013, and 2012, we made rental payments under this lease to the related party of $0.2 million and $0.02 million, respectively. We have no amounts due as of December 31, 2013, related to this lease agreement.

27. Condensed Consolidating Financial Information
Separate condensed consolidating financial information of Western Refining, Inc. (the “Parent”), subsidiary guarantors and non-guarantors are presented below. At December 31, 2013, the Parent and certain subsidiary guarantors have fully and unconditionally guaranteed our Western 2021 Unsecured Notes on a joint and several basis. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information that should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
WNRL, NTI and Navajo Convenient Stores Co., LLC ("Navajo") are subsidiaries that have not guaranteed our Unsecured Notes. WNRL was not a subsidiary of the Parent during the years ended December 31, 2012, and 2011 because Western formed the entity in 2013. Additionally, NTI was not a subsidiary of the Parent during the years ended December 31, 2012, and 2011 because it was purchased on November 12, 2013. Separate condensed financial statements for Navajo were not disclosed in prior years because Navajo was considered a minor subsidiary and is not material to the consolidated financial statements. Therefore, no financial information is presented for non-guarantors in the condensed consolidating financial statements for the years ended December 31, 2012 and 2011.
WNRL and NTI are publicly held master limited partnerships. As of December 31, 2013, we owned a 65.3% limited partnership interest in WNRL and a 38.7% limited partnership interest in NTI, and the non-financial general partner interests of both entities. We are the primary beneficiary of WNRL's earnings and cash flows. We exercise control of both WNRL and NTI through our 100% ownership of the respective general partners. Accordingly, WNRL and NTI are consolidated with the other accounts of Western.
Our transactions with WNRL including fees paid under our pipeline, terminalling and services agreements with WNRL are eliminated and have no significant impact on our consolidated financial statements. Through December 31, 2013, there have been no significant intercompany accounts or transactions between Western and NTI. All intercompany accounts and transactions with WNRL and NTI are eliminated in our consolidated financial statements.
Western is WNRL’s primary customer. WNRL generates revenues by charging fees and tariffs for transporting crude oil through its pipelines and refined and other products through its terminals and pipelines and for providing storage in its storage tanks and at its terminals. Under our long-term pipeline and terminalling agreements with WNRL (see Note 29, Western Refining Logistics, LP), we accounted for 97.4% of WNRL’s total revenues for the period beginning October 16, 2013, and ended December 31, 2013. We do not provide financial or equity support through any liquidity arrangements and/or debt guarantees to WNRL.
WNRL has a senior secured revolving credit agreement. With the exception of the assets of Western Refining Logistic GP, LLC, creditors have no recourse to our assets. Any recourse to WNRL’s general partner would be limited to the extent of Western Refining Logistic GP, LLC’s assets that other than its investment in WNRL are not significant. Furthermore, our

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

creditors have no recourse to the assets of WNRL and its consolidated subsidiaries. See Note 15, Long-Term Debt, for a description of WNRL’s debt obligations.
NTI has 7.125% Secured Notes and a secured ABL facility. With the exception of the assets of Northern Tier Energy GP LLC, creditors have no recourse to our assets. Any recourse to NTI’s general partner would be limited to the extent of Northern Tier Energy GP LLC’s assets that other than its investment in NTI are not significant. Furthermore, our creditors have no recourse to the assets of NTI and its consolidated subsidiaries. See Note 15, Long-Term Debt, for a description of NTI’s debt obligations.
WNRL and NTI have risks associated with their respective operations. WNRL’s risks are directly associated with our operations. NTI’s risks, while similar to ours because it experiences similar industry dynamics, are not associated with our operations. If we suffer significant decreases in our throughput or fail to meet desired shipping or throughput levels for an extended period of time, WNRL revenues would be reduced and WNRL could suffer substantial losses.
In the event that WNRL or NTI incur a loss, our operating results will reflect WNRL’s or NTI’s loss, net of intercompany eliminations, to the extent of our ownership interests in WNRL and NTI at that point in time.
The following condensed consolidating financial information is provided as an alternative to providing separate financial statements for guarantor subsidiaries. Separate financial statements of Western’s subsidiary guarantors are not included because the guarantees are full and unconditional and these subsidiary guarantors are 100% owned and jointly and severally liable for the Parent’s outstanding debt. The information is presented using the equity method of accounting for investments in subsidiaries.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$298,235	$169,814	$—	$468,070
Accounts receivable, trade, net of a reserve for doubtful accounts	—	360,365	242,033	(2,468)	599,930
Accounts receivable, affiliate	—	1,329,155	—	(1,329,155)	—
Inventories	—	399,492	157,896	—	557,388
Prepaid expenses	—	89,951	22,186	—	112,137
Other current assets	—	101,170	28,153	(19,112)	110,211
Deferred income tax asset, net	—	—	—	—	—
Total current assets	21	2,578,368	620,082	(1,350,735)	1,847,736
Equity method investment	—	—	101,560	—	101,560
Property, plant and equipment, net	—	1,065,361	1,059,668	—	2,125,029
Goodwill	—	—	1,297,043	—	1,297,043
Intangible assets, net	—	39,898	38,200	—	78,098
Investment in subsidiaries	1,854,645	431,642	(775,000)	(1,511,287)	—
Other assets, net	20,591	29,515	13,393	—	63,499
Total assets	$1,875,257	$4,144,784	$2,354,946	$(2,862,022)	$5,512,965
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$532,841	$348,646	$(2,468)	$879,019
Accounts payable, affiliate	1,144,727	—	—	(1,144,727)	—
Accrued liabilities	6,056	210,035	78,936	(19,112)	275,915
Current deferred income tax liability, net	—	30,398	95	—	30,493
Current portion of long-term debt	213,425	217	—	—	213,642
Total current liabilities	1,364,208	773,491	427,677	(1,166,307)	1,399,069
Long-term liabilities:
Long-term debt, less current portion	894,500	96	278,369	—	1,172,965
Lease financing obligation	—	16,462	8,448	—	24,910
Deferred income tax liability, net	—	215,209	37,280	—	252,489
Other liabilities	—	87,237	5,708	—	92,945
Total long-term liabilities	894,500	319,004	329,805	—	1,543,309
Equity:
Equity - Western	(383,451)	3,052,289	(79,071)	(1,695,715)	894,052
Equity - Non-controlling interest	—	—	1,676,535	—	1,676,535
Total equity	(383,451)	3,052,289	1,597,464	(1,695,715)	2,570,587
Total liabilities and equity	$1,875,257	$4,144,784	$2,354,946	$(2,862,022)	$5,512,965

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$453,946	$—	$—	$453,967
Accounts receivable, trade, net of a reserve for doubtful accounts	—	273,215	—	(128)	273,087
Accounts receivable, affiliate	(718,353)	902,781	—	(184,428)	—
Inventories	—	409,970	—	—	409,970
Prepaid expenses	—	74,041	—	—	74,041
Other current assets	—	81,338	—	—	81,338
Total current assets	(718,332)	2,195,291	—	(184,556)	1,292,403
Property, plant and equipment, net	—	1,112,484	—	—	1,112,484
Intangible assets, net	—	41,624	—	—	41,624
Investment in subsidiaries	1,146,861	462,797	—	(1,609,658)	—
Other assets, net	5,712	28,184	—	—	33,896
Total assets	$434,241	$3,840,380	$—	$(1,794,214)	$2,480,407
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$439,296	$—	$(128)	$439,168
Accrued liabilities	2,211	263,895	—	—	266,106
Current deferred income tax liability, net	—	27,710	—	—	27,710
Current portion of long-term debt	—	206	—	—	206
Total current liabilities	2,211	731,107	—	(128)	733,190
Long-term liabilities:
Long-term debt, less current portion	499,344	313	—	—	499,657
Lease financing obligation	—	10,158	—	—	10,158
Deferred income tax liability, net	—	282,339	—	—	282,339
Other liabilities	—	45,993	—	—	45,993
Total long-term liabilities	499,344	338,803	—	—	838,147
Total equity	(67,314)	2,770,470	—	(1,794,086)	909,070
Total liabilities and equity	$434,241	$3,840,380	$—	$(1,794,214)	$2,480,407

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$14,025,696	$713,464	$(4,653,090)	$10,086,070
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	12,738,559	591,942	(4,640,279)	8,690,222
Direct operating expenses (exclusive of depreciation and amortization)	—	487,584	49,063	(12,811)	523,836
Selling, general and administrative expenses	185	124,088	12,758	—	137,031
Loss (gain) on disposal of assets, net	—	(4,999)	10	—	(4,989)
Maintenance turnaround expense	—	50,249	—	—	50,249
Depreciation and amortization	—	104,432	13,416	—	117,848
Total operating costs and expenses	185	13,499,913	667,189	(4,653,090)	9,514,197
Operating income (loss)	(185)	525,783	46,275	—	571,873
Other income (expense):
Interest income	—	704	42	—	746
Interest expense and other financing costs	(56,322)	(6,645)	(5,073)	—	(68,040)
Amortization of loan fees	(6,432)	—	(109)	—	(6,541)
Loss on extinguishment of debt	—	(46,773)	—	—	(46,773)
Other, net	—	530	1,684	—	2,214
Income (loss) before income taxes	(62,939)	473,599	42,819	—	453,479
Provision for income taxes	—	(153,830)	(95)	—	(153,925)
Net income (loss)	(62,939)	319,769	42,724	—	299,554
Less net income attributed to non-controlling interest	—	—	23,560	—	23,560
Net income (loss) attributable to Western Refining, Inc. shareholders	$(62,939)	$319,769	$19,164	$—	$275,994
Comprehensive income	$(62,939)	$320,456	$19,301	$—	$276,818

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$14,783,852	$—	$(5,280,718)	$9,503,134
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	13,327,230	—	(5,272,845)	8,054,385
Direct operating expenses (exclusive of depreciation and amortization)	—	490,943	—	(7,873)	483,070
Selling, general and administrative expenses	92	114,536	—	—	114,628
Loss (gain) on disposal of assets, net	—	(1,891)	—	—	(1,891)
Maintenance turnaround expense	—	47,140	—	—	47,140
Depreciation and amortization	—	93,907	—	—	93,907
Total operating costs and expenses	92	14,071,865	—	(5,280,718)	8,791,239
Operating income (loss)	(92)	711,987	—	—	711,895
Other income (expense):
Interest income	—	696	—	—	696
Interest expense and other financing costs	(72,119)	(9,230)	—	—	(81,349)
Amortization of loan fees	(6,860)	—	—	—	(6,860)
Loss on extinguishment of debt	—	(7,654)	—	—	(7,654)
Other, net	—	359	—	—	359
Income (loss) before income taxes	(79,071)	696,158	—	—	617,087
Provision for income taxes	—	(218,202)	—	—	(218,202)
Net income (loss)	(79,071)	477,956	—	—	398,885
Comprehensive income	$(79,071)	$478,594	$—	$—	$399,523

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$14,441,318	$—	$(5,370,281)	$9,071,037
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	12,890,743	—	(5,358,320)	7,532,423
Direct operating expenses (exclusive of depreciation and amortization)	—	475,524	—	(11,961)	463,563
Selling, general and administrative expenses	(20)	105,788	—	—	105,768
Loss (gain) and impairments on disposal of assets, net	—	447,166	—	—	447,166
Maintenance turnaround expense	—	2,443	—	—	2,443
Depreciation and amortization	—	135,895	—	—	135,895
Total operating costs and expenses	(20)	14,057,559	—	(5,370,281)	8,687,258
Operating income	20	383,759	—	—	383,779
Other income (expense):
Interest income	—	510	—	—	510
Interest expense and other financing costs	(10,401)	(124,200)	—	—	(134,601)
Amortization of loan fees	(8,926)	—	—	—	(8,926)
Loss on extinguishment of debt	—	(34,336)	—	—	(34,336)
Other, net	—	(3,898)	—	—	(3,898)
Income (loss) before income taxes	(19,307)	221,835	—	—	202,528
Provision for income taxes	—	(69,861)	—	—	(69,861)
Net income (loss)	(19,307)	151,974	—	—	132,667
Comprehensive income (loss)	$(19,307)	$152,102	$—	$—	$132,795

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$395,306	$45,847	$—	$441,153
Cash flows from investing activities:
Northern Tier Energy acquisition	—	(775,000)	76,177	—	(698,823)
Capital expenditures	—	(135,794)	(69,883)	—	(205,677)
Equity investment, net	—	1,140	—	—	1,140
Proceeds from affiliate	—	—	120,602	(120,602)	—
Proceeds from the sale of assets	—	7,475	—	—	7,475
Net cash used in investing activities	—	(902,179)	126,896	(120,602)	(895,885)
Cash flows from financing activities:
Additions to long-term debt	—	900,000	—	—	900,000
Payments on long-term debt	—	(325,369)	—	—	(325,369)
Prepayment fee on early retirement	—	(24,396)	—	—	(24,396)
Contributions to affiliate	—	(120,602)	—	120,602	—
Revolving credit facility, net	—	—	(50,000)	—	(50,000)
Distribution to non-controlling interest holders	—	—	(28,575)	—	(28,575)
Deferred financing costs	—	(26,030)	(2,616)	—	(28,646)
Dividends paid	—	(52,489)	—	—	(52,489)
Repurchases of common stock	—	(252,841)	—	—	(252,841)
Convertible debt redemption	—	(357)	—	—	(357)
Net proceeds from issuance of Western Refining Logistics, LP common units	—	—	323,146	—	323,146
Distribution to Western Refining Southwest, Inc.	—	134,267	(134,267)	—	—
Distribution to Western Refining Company, L.P.	—	110,617	(110,617)	—	—
Excess tax benefit from stock-based compensation	—	8,362	—	—	8,362
Net cash provided by (used in) financing activities	—	351,162	(2,929)	120,602	468,835
Net increase (decrease) in cash and cash equivalents	—	(155,711)	169,814	—	14,103
Cash and cash equivalents at beginning of year	21	453,946	—	—	453,967
Cash and cash equivalents at end of year	$21	$298,235	$169,814	$—	$468,070

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$916,353	$—	$—	$916,353
Cash flows from investing activities:
Capital expenditures	—	(202,157)	—	—	(202,157)
Proceeds from the sale of assets	—	308	—	—	308
Net increase in restricted cash	—	220,355	—	—	220,355
Net cash used in investing activities	—	18,506	—	—	18,506
Cash flows from financing activities:
Payments on long-term debt	—	(322,908)	—	—	(322,908)
Prepayment fee on early retirement	—	(1,415)	—	—	(1,415)
Repurchases of common stock	—	(82,270)	—	—	(82,270)
Dividends paid	—	(240,715)	—	—	(240,715)
Excess tax benefit from stock-based compensation	—	(4,413)	—	—	(4,413)
Net cash provided by (used in) financing activities	—	(651,721)	—	—	(651,721)
Net increase (decrease) in cash and cash equivalents	—	283,138	—	—	283,138
Cash and cash equivalents at beginning of year	21	170,808	—	—	170,829
Cash and cash equivalents at end of year	$21	$453,946	$—	$—	$453,967

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$508,200	$—	$—	$508,200
Cash flows from investing activities:
Capital expenditures	—	(83,809)	—	—	(83,809)
Proceeds from the sale of assets	—	231,970	—	—	231,970
Net increase in restricted cash	—	(220,355)	—	—	(220,355)
Net cash used in investing activities	—	(72,194)	—	—	(72,194)
Cash flows from financing activities:
Payments on long-term debt	—	(302,524)	—	—	(302,524)
Prepayment fee on early retirement	—	(13,750)	—	—	(13,750)
Deferred financing costs	—	(7,281)	—	—	(7,281)
Payment on financing arrangement	—	(10,589)	—	—	(10,589)
Proceeds from financing arrangement	—	12,322	—	—	12,322
Excess tax benefit from stock-based compensation	—	(3,267)	—	—	(3,267)
Net cash provided by (used in) financing activities	—	(325,089)	—	—	(325,089)
Net increase (decrease) in cash and cash equivalents	—	110,917	—	—	110,917
Cash and cash equivalents at beginning of year	21	59,891	—	—	59,912
Cash and cash equivalents at end of year	$21	$170,808	$—	$—	$170,829

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

28. Quarterly Financial Information (Unaudited)
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. The effects of seasonal demand for gasoline are partially offset by increased demand during the winter months for diesel fuel in the Southwest. During 2013, the volatility in crude oil prices and refining margins also contributed to the variability of our results of operations for the four calendar quarters.
The financial data for the fourth quarter of 2013 includes the results of operations of NTI beginning November 12, 2013, the consummation date of the purchase transactions. Additionally, the fourth quarter financial data includes the financial results for WNRL from the period beginning October 16, 2013, through the year ended December 31, 2013.
During the third and fourth quarters of 2012, we increased our accruals for estimated property taxes by $8.7 million and $2.9 million, respectively, resulting from an increased appraisal from the El Paso Central Appraisal District for 2012. We were successful in having the appraised property values revised during 2013 and reduced our accrual for property tax expense accordingly.
The quarterly financial data for the years ended December 31, 2013, and 2012 is presented below.

	Year Ended December 31, 2013
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands, except for share data)
Net sales	$2,186,217	$2,429,962	$2,447,610	$3,022,281
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,797,184	1,986,883	2,177,623	2,728,532
Direct operating expenses (exclusive of depreciation and amortization)	121,860	113,861	123,474	164,641
Selling, general and administrative expenses	26,552	29,450	28,777	52,252
Loss (gain) on disposal of assets, net	—	—	(7,024)	2,035
Maintenance turnaround expense	43,168	35	2,895	4,151
Depreciation and amortization	24,332	27,143	27,735	38,638
Total operating costs and expenses	2,013,096	2,157,372	2,353,480	2,990,249
Operating income	173,121	272,590	94,130	32,032
Other income (expense):
Interest income	151	235	155	205
Interest expense and other financing costs	(17,988)	(14,681)	(13,432)	(21,939)
Amortization of loan fees	(1,604)	(1,515)	(1,523)	(1,899)
Loss on extinguishment of debt	(22,047)	(24,719)	(6)	(1)
Other, net	197	101	94	1,822
Income before income taxes	131,830	232,011	79,418	10,220
Provision for income taxes	(48,111)	(82,752)	(29,074)	6,012
Net income	83,719	149,259	50,344	16,232
Less net income attributed to non-controlling interest	—	—	—	23,560
Net income (loss) attributable to Western Refining, Inc. shareholders	$83,719	$149,259	$50,344	$(7,328)
Basic earnings (loss) per common share	$0.96	$1.81	$0.63	$(0.09)
Diluted earnings (loss) per common share	$0.81	$1.46	$0.53	$(0.09)

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2012
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands, except for share data)
Net sales	$2,339,212	$2,469,348	$2,446,317	$2,248,257
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,236,502	1,899,684	2,207,424	1,710,775
Direct operating expenses (exclusive of depreciation and amortization)	115,581	116,792	127,884	122,813
Selling, general and administrative expenses	25,781	27,316	26,986	34,545
Gain on disposal of assets, net	(1,891)	—	—	—
Maintenance turnaround expense	450	1,862	31,065	13,763
Depreciation and amortization	22,764	22,767	23,577	24,799
Total operating costs and expenses	2,399,187	2,068,421	2,416,936	1,906,695
Operating income (loss)	(59,975)	400,927	29,381	341,562
Other income (expense):
Interest income	193	202	165	136
Interest expense and other financing costs	(24,122)	(21,808)	(18,000)	(17,419)
Amortization of loan fees	(1,807)	(1,771)	(1,641)	(1,641)
Loss on extinguishment of debt	—	(7,654)	—	—
Other, net	1,562	(279)	(646)	(278)
Income (loss) before income taxes	(84,149)	369,617	9,259	322,360
Provision for income taxes	30,645	(131,113)	(2,961)	(114,773)
Net income (loss)	(53,504)	238,504	6,298	207,587
Less net income attributed to non-controlling interest	—	—	—	—
Net income (loss) attributable to Western Refining, Inc. shareholders	$(53,504)	$238,504	$6,298	$207,587
Basic earnings (loss) per common share	$(0.60)	$2.63	$0.07	$2.35
Diluted earnings (loss) per common share	$(0.60)	$2.19	$0.07	$1.92

29. Western Refining Logistics, LP
WNRL is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Headquartered in El Paso, Texas, WNRL's assets consist of pipeline and gathering assets and terminalling, transportation and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 7.9 million barrels of active storage capacity, as well as other assets. Most of WNRL's assets are integral to the operations of Western's refineries located in El Paso, Texas and near Gallup, New Mexico.
Initial Public Offering
On October 10, 2013, the common partnership units of WNRL began trading on the New York Stock Exchange under the symbol "WNRL." On October 16, 2013, WNRL completed its initial public offering of 15,812,500 common units representing limited partner interests at a price of $22.00 per unit that included a 2,062,500 common partnership unit over‑allotment option that was fully exercised by the underwriters.
On October 16, 2013, in exchange for assets contributed at historical cost, Western received:

•	6,998,500 common partnership units and 22,811,000 subordinated partnership units, representing an aggregate 65.3% limited partner interest;

•	All WNRL's incentive distribution rights; and

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	An aggregate cash distribution of $244.9 million to certain of Western's wholly-owned subsidiaries.
A summary of the proceeds received and the use of proceeds was as follows (in thousands):

Proceeds received from sale of common units	$347,875

Use of proceeds:
Underwriting discounts and commissions	$20,873
Structuring fees	1,739
Offering expenses	2,117
Retained for working capital	75,683
Distributed to Western Refining, Inc.	244,884
Revolving credit agreement closing costs	2,579
Total	$347,875
We entered into the following agreements with WNRL in connection with the completion of the public offering on October 16, 2013:

•
Omnibus Agreement - provides for right of first refusal for the purchase of certain of Western's assets and provides for reimbursement to Western for the provision of various administrative services and Western’s indemnification of WNRL for certain matters;

•	Services Agreement - provides certain Western personnel to provide operational services to WNRL in support of its assets;

•	Pipeline and Gathering Services Agreement - provides mainline movement services, truck offloading services, gathering and injection services and storage services to Western; and

•
Terminalling, Transportation and Storage Services Agreement - provides product and asphalt storage services, product and asphalt throughput services, product additive and blending services and asphalt processing and blending services at product terminals to Western.

WNRL entered into a credit agreement that provides for a $300 million senior secured revolving credit facility, expiring October 16, 2018. The revolving credit facility will be available to fund working capital, acquisitions, distributions, capital expenditures and for other general partnership purposes. Borrowings under the revolving credit facility will bear interest at either a base rate, plus an applicable margin ranging from 0.75% to 1.75%, or a Eurodollar rate, plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon the Consolidated Total Leverage Ratio, as defined in the Credit Agreement. In addition, the unused portion of the revolving credit facility will be subject to a commitment fee ranging from 0.30% to 0.50%, based on the Consolidated Total Leverage Ratio.
On January 31, 2014, WNRL's general partner's board of directors declared a quarterly cash distribution of $0.2407 per unit for the prorated period of October 16, 2013, through December 31, 2013. WNRL paid the distribution on February 24, 2014, to all unitholders of record on February 14, 2014. WNRL paid no distributions prior to this date.

30. Acquisitions
On November 12, 2013, Western purchased all of NTH’s interests in NT InterHoldCo LLC, a wholly-owned subsidiary of NTH that holds all of the membership interests in NTI and 35,622,500 common units representing a 38.7% limited partner interest in NTI for a purchase price of $775 million. The purchase price, including transaction expenses, was funded by a $550 million term loan and $242 million in cash.
NTI's assets are located in the Upper Great Plains region and include a refinery in St. Paul Park, Minnesota that has an 89,500 barrel per day refining capacity. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold to markets primarily located in the Upper Great Plains of the United States. NTI also operates convenience stores under the SuperAmerica brand that are primarily located in Minnesota and Wisconsin and sells gasoline, merchandise and in some locations, diesel fuel.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The allocation of the purchase price was based upon a preliminary valuation. Our estimates and assumptions are subject to change during the purchase price allocation period. The preliminary allocation of the aggregate purchase price of NTI as of December 31, 2013, is summarized as follows (in thousands):

Net working capital	$95,937
Property, plant and equipment	916,705
Intangible assets	38,200
Other assets	114,000
Long-term debt	(278,438)
Other liabilities	(50,743)
Non-controlling interest	(1,357,704)
Fair value of net assets acquired	(522,043)
Goodwill	1,297,043
Purchase price	$775,000
The consolidated statements of operations include the results of NTI’s operations beginning on November 12, 2013. The following unaudited pro forma information assumes that (i) the acquisition of NTI occurred on January 1, 2012; (ii) $550.0 million was borrowed to fund the NTI acquisition on January 1, 2012, resulting in increased financing costs of $23.9 million and $24.0 million for the years ended December 31, 2013 and 2012, respectively; (iii) $36.7 million increased depreciation and amortization expense in both years for the increased estimated fair values of assets acquired beginning January 1, 2012; and (iv) income tax expense increased as a result of the increased operating income offset by increased depreciation, amortization and interest expense of $22.1 million and $12.9 million, for the years ended December 31, 2013 and 2012, respectively.

	Unaudited Pro Forma for the Years Ended December 31,
	2013	2012
	(In thousands, except per share data)
Net sales	$14,044,131	$13,856,934
Operating income	746,699	966,765
Net income	413,375	522,879

Basic earnings per share	$3.56	$4.79
Diluted earnings per share	2.96	3.79
On February 7, 2014, the Board of Directors of Northern Tier Energy GP LLC, the general partner of NTI, announced that NTI's quarterly cash distribution for the quarter ended December 31, 2013, was $0.41 per unit. NTI paid the distribution on February 28, 2014, to all unitholders of record on February 21, 2014.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NTI is consolidated into our consolidated financial statements. Through December 31, 2013, there have been no significant intercompany accounts or transactions between Western and NTI. All intercompany accounts and transactions with WNRL and NTI are eliminated in our consolidated financial statements. The NTI condensed consolidated balance sheet as of December 31, 2013, as presented below, is included in the consolidated balance sheet of Western.

December 31, 2013
(In thousands)
ASSETS
Current assets	$522,718
Property, plant and equipment, net	914,050
Goodwill and other assets	1,447,639
Total assets	$2,884,407
LIABILITIES AND EQUITY
Current liabilities	$415,495
Long-term debt	278,369
Other long-term liabilities	51,431
Equity	2,139,112
Total liabilities and equity	$2,884,407

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013 (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Included herein under the caption "Management’s Report on Internal Control Over Financial Reporting" on page 75 of this report.
Attestation Report of the Registered Public Accounting Firm. Included herein under the caption "Report of Independent Registered Public Accounting Firm" on page 76 of this report.
Changes in internal control over financial reporting. We are in the process of integrating NTI (which we acquired in November 2013) into our overall internal control over financial reporting processes. Other than this ongoing integration, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
Certain information required in this Part III is incorporated by reference to Western Refining, Inc.’s Definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in accordance to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s Definitive Proxy Statement under the headings “Election of Directors” and “Executive Compensation and Other Information.”

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s Definitive Proxy Statement under the heading “Executive Compensation and Other Information.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	442,887	—	3,018,540
Equity compensation plans not approved by security holders	—	—	—
Total	442,887	—	3,018,540

(1)	Represents 442,887 shares underlying restricted share unit awards.

(2)	Restricted share unit awards do not have an exercise price.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s Definitive Proxy Statement under the heading “Certain Relationships and Related Transactions.”

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
Exhibit Index**

Number	Exhibit Title

2.1
Agreement and Plan of Merger, dated August 26, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 28, 2006).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated November 12, 2006, by and among Western Refining, Inc., New Acquisition Corporation and Giant Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 13, 2006).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 24, 2006).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K, filed with the SEC on March 24, 2006).
4.1
Specimen of Company Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1/A (File No. 333-128629), filed with the SEC on December 5, 2005).

4.2
Registration Rights Agreement, dated January 24, 2006, by and between the Company and each of the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2006).

4.3
Indenture dated June 10, 2009 between Western Refining, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2009).

4.4
Supplemental Indenture dated June 10, 2009 between Western Refining, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 10, 2009).

4.5	Form of Convertible Senior Note (included in Exhibit 4.4).
4.6
Indenture dated March 25, 2013 among Western Refining, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 25, 2013).

4.7	Form of 6.25% Senior Note (included in Exhibit 4.6).
4.8
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

4.9
Indenture, dated as of November 8, 2012, by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, Northern Tier Energy LP, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of Northern Tier Energy LP's Current Report on Form 8-K, filed with the SEC on November 13, 2012).

4.10	Form of 7.125% Senior Secured Note (included in Exhibit 4.9).
10.1
Registration Rights Agreement, dated November 8, 2012, by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, Northern Tier Energy LP, the subsidiary guarantors party thereto, Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 4.2 to Northern Tier Energy GP's Current Report on Form 8-K filed with the SEC on November 13, 2012).

10.2
Second Amended and Restated Revolving Credit Agreement dated as of April 11, 2013 by and among Western Refining, Inc., the several lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 15, 2013).

10.3*	Term Loan Credit Agreement dated as of November 12, 2013, among Western Refining, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto.

10.4
Credit Agreement dated as of October 16, 2013, among WNRL, the lenders from time to time party thereto and Well Fargo Bank, National Association, as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.5
First Amendment to the Credit Agreement, dated as of July 17, 2012, by and among the financial institutions party thereto, as the lenders, J.P. Morgan Chase Bank, N.A., as administrative agent and collateral agent, Bank of America, N.A., as syndication agent, and Macquarie Capital (USA) Inc. and SunTrust Bank, as co-documentation agents, and Northern Tier Energy LLC and certain subsidiaries of Northern Tier Energy LLC party thereto (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to Northern Tier Energy LP’s Registration Statement on Form S-1 (File No. 333-178457), filed with the SEC on July 18, 2012).

10.6
Purchase Agreement, dated as of November 12, 2013, by and between Northern Tier Investors LLC and Western Refining, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 14, 2013).

10.7
Operating Agreement, dated May 6, 1993, by and between Western Refining LP and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1/A, filed with the SEC on November 3, 2005).

10.8
Purchase and Sale Agreement, dated May 29, 2003, by and among Chevron U.S.A. Inc., Chevron Pipe Line Company, Western Refining LP and Kaston Pipeline Company, L.P. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1/A (File No. 333-128629), filed with the SEC on November 3, 2005).

10.9
Asset Purchase Agreement by and between Western Refining Yorktown, Inc., and Western Refining Yorktown Holding Company as Seller and Plains Marketing, L.P., as Buyer Dated November 30, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 2, 2011).

10.10
Asset Purchase Agreement by and between Western Refining Pipeline Company as Seller and Plains Pipeline, L.P., as Buyer Dated November 30, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 2, 2011).

10.11
Contribution, Conveyance and Assumption Agreement by and among WNRL, Western Refining GP, LLC, Western Refining Southwest, Inc., San Juan Refining Company, LLC, Western Refining Pipeline, LLC, Western Refining Terminals, LLC, Western Refining Company, L.P. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.12
Omnibus Agreement by and among WNRL, Western Refining Logistics GP LLC, the Company, Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Wholesale, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.13
Services Agreement by and among WNRL, Western Refining Company, L.P. and Western Refining Southwest, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.14
Pipeline and Gathering Services Agreement by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Pipeline, LLC (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.15
Terminalling, Transportation and Storage Services Agreement by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Terminals, LLC (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

10.16†
Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Paul L. Foster (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2006).

10.16.1†
First Amendment to the Employment Agreement referred to in Exhibit 10.16, dated December 28, 2006 (incorporated by reference to Exhibit 10.1.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 8, 2007).

10.16.2†
Second Amendment to the Employment Agreement referred to in Exhibit 10.16, dated December 31, 2008 (incorporated by reference to Exhibit 10.1.2 to the Company's Annual Report on Form 10-K, filed with the SEC on March 13, 2009).

10.17†
Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Jeff A. Stevens (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2006).

10.17.1†
First Amendment to the Employment Agreement referred to in Exhibit 10.17, dated December 28, 2006 (incorporated by reference to Exhibit 10.2.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 8, 2007).

10.17.2†
Second Amendment to the Employment Agreement referred to in Exhibit 10.17, dated December 31, 2008 (incorporated by reference to Exhibit 10.2.2 to the Company's Annual Report on Form 10-K, filed with the SEC on March 13, 2009).

10.18†
Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Scott D. Weaver (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2006).

10.18.1†
First Amendment to the Employment Agreement referred to in Exhibit 10.18, dated December 28, 2006 (incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 8, 2007).

10.18.2†
Letter of Termination of Employment Agreement dated December 31, 2007, between Western Refining GP, LLC and Scott D. Weaver (incorporated by reference to Exhibit 10.3.2 to the Company's Annual Report on Form 10-K, filed with the SEC on February 29, 2008).

10.19†
Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Gary R. Dalke (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2006).

10.19.1†
First Amendment to the Employment Agreement referred to in Exhibit 10.19, dated December 31, 2008 (incorporated by reference to Exhibit 10.4.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 13, 2009).

10.20†
Employment Agreement, dated January 24, 2006, by and between Western Refining GP, LLC and Lowry Barfield (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2006).

10.20.1†
First Amendment to the Employment Agreement referred to in Exhibit 10.20, dated December 31, 2008 (incorporated by reference to Exhibit 10.5.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 13, 2009).

10.21†
Employment agreement, effective August 28, 2006, made by and between Western Refining GP, LLC and Mark J. Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 16, 2006).

10.21.1†
First Amendment to the Employment Agreement referred to in Exhibit 10.21, dated December 31, 2008 (incorporated by reference to Exhibit 10.27.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 13, 2009).

10.22†
Employment agreement, dated November 4, 2008, made by and between Western Refining GP, LLC and William R. Jewell (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2008).

10.23†
Employment agreement, dated March 9, 2010, made by and between Western Refining GP, LLC and Jeffrey S. Beyersdorfer (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K, filed with the SEC on March 12, 2010).

10.24†
Form of Indemnification Agreement, by and between the Company and each director and officer of the Company party thereto (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2006).

10.25†	Western Refining Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed with the SEC on March 24, 2006).
10.25.1†
First Amendment to the Western Refining Long-Term Incentive Plan referred to in Exhibit 10.25, dated December 4, 2007 (incorporated by reference to Exhibit 10.19.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 13, 2009).

10.25.2†
Second Amendment to the Western Refining Long-Term Incentive Plan referred to in Exhibit 10.25, dated November 20, 2008 (incorporated by reference to Exhibit 10.19.2 to the Company's Annual Report on Form 10-K, filed with the SEC on March 13, 2009).

10.26†
Form of Restricted Stock Grant Agreement under the Western Refining Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1/A (File No.333-128629), filed with the SEC on December 5, 2005).

10.27†
Form of Nonqualified Stock Option Agreement under the Western Refining Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1/A (File No.333-128629), filed with the SEC on December 5, 2005).

10.28†	2010 Incentive Plan of Western Refining, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 27, 2010).
10.29†
Form of Performance Unit Award Agreement between the Company and Participant under the 2010 Incentive Plan of Western Refining, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K, filed with the SEC on March 8, 2011).

10.30†
Form of Western Refining, Inc. Restricted Share Unit Award Agreement between the Company and Participant under the 2010 Incentive Plan of Western Refining, Inc. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K, filed with the SEC on March 8, 2011).

10.31†
Form of Western Refining, Inc. Restricted Share Unit Award Agreement between the Company and Non-Employee Director under the 2010 Incentive Plan of Western Refining, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2013).

10.32†
Form No. 2 of Western Refining, Inc. Restricted Share Unit Award Agreement between the Company and Participant under the 2010 Incentive Plan of Western Refining, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2013).

10.33†
Form of Western Refining, Inc. Restricted Share Unit Award Agreement (DE) between the Company and Non-Employee Director under the 2010 Incentive Plan of Western Refining, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2013).

10.34†	Western Refining, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2013).
10.34.1†
Western Refining, Inc. Non-Employee Director Deferred Compensation Plan Adoption Agreement, dated as of January 1, 2009 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K, filed with the SEC on March 1, 2013).

10.35†	Western Refining Logistics, LP 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on October 22, 2013).
10.36†
Form of Phantom Unit Award Agreement (time-based vesting) (incorporated by reference to Exhibit 10.8 to Western Refining Logistics, LP’s Form S-1 Registration Statement (File No. 333-190135), filed on September 27, 2013).

10.37†
Form of Phantom Unit Award Agreement (performance-based vesting) (incorporated by reference to Exhibit 10.9 to Western Refining Logistics, LP’s Form S-1 Registration Statement (File No. 333-190135), filed on September 27, 2013).

10.38†	Northern Tier Energy LP 2012 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Northern Tier Energy LP’s Current Report on Form 8-K (File No. 001-35612), filed on July 30, 2012).
10.39†
Form of Northern Tier Energy LP 2012 Long Term Incentive Plan Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Northern Tier Energy LP’s Current Report on Form 8-K (File No. 001-35612), filed on December 17, 2012).

12.1*	Statements of Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP, dated February 28, 2014.
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
_______________________________________

*	Filed herewith.
* *	Reports filed by the Company under the Securities Exchange Act of 1934, as amended, (Form 10-K, Form 10-Q and Form 8-K) are under File No. 001-32721.
†	Management contract or compensatory plan or arrangement.

(c)
All financial statement schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

Our 2013 Annual Report is available upon request. Stockholders may obtain a copy of any exhibits to this Form 10-K at a charge of $0.10 per page. Requests should be made to: Investor Relations, Western Refining, Inc., 123 W. Mills Ave., Suite 200, El Paso, Texas 79901.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date
	Chief Executive Officer and	March 3, 2014
Jeff A. Stevens	President
________________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer, President and Director	March 3, 2014
Jeff A. Stevens	(Principal Executive Officer)

/s/ Gary R. Dalke	Chief Financial Officer	March 3, 2014
Gary R. Dalke	(Principal Financial Officer)

/s/ Paul L. Foster	Executive Chairman and Director	March 3, 2014
Paul L. Foster

/s/ Scott D. Weaver	Vice President and Director	March 3, 2014
Scott D. Weaver

/s/ William R. Jewell	Chief Accounting Officer	March 3, 2014
William R. Jewell	(Principal Accounting Officer)

/s/ Carin M. Barth	Director	March 3, 2014
Carin M. Barth

/s/ Sigmund L. Cornelius	Director	March 3, 2014
Sigmund L. Cornelius

/s/ L. Frederick Francis	Director	March 3, 2014
L. Frederick Francis

/s/ Brian J. Hogan	Director	March 3, 2014
Brian J. Hogan

/s/ William D. Sanders	Director	March 3, 2014
William D. Sanders

/s/ Ralp A. Schmidt	Director	March 3, 2014
Ralph A. Schmidt