Form 10-Q
period 2014-03-31
Western Refining, Inc.
filed 2014-05-12
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Registrant’s telephone number, including area code: (915) 534-1400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2014, there were 79,789,339 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements give our current expectations; contain projections of results of operations or of financial condition or forecasts of future events. These forward-looking statements relate to matters such as our industry, business strategy, future operations, our expectations for margins and crack spreads, the discount between West Texas Intermediate ("WTI") crude oil and Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, cost advantages of Bakken Shale and Canadian crude oil, new and proposed additions to pipeline capacity in the Permian Basin and at Cushing, Oklahoma, expected share repurchases and dividends, volatility in pricing of Renewable Identification Numbers ("RINs"), taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words "anticipate," "assume," "believe," "budget," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "forecast," "position," "predict," "project," "strategy," "will," "future" and similar terms and phrases to identify forward-looking statements in this report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many that are beyond our control that could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. When considering these forward-looking statements, you should consider the risk factors and other cautionary statements in this report and in the other reports to which we have referred you. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in crack spreads;

•	changes in the spread between WTI crude oil and West Texas Sour crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Brent crude oil and between WTI Cushing crude oil and WTI Midland crude oil;

•	effects of and exposure to risks related to our commodity hedging strategies, transactions and other risk management programs;

•	availability and costs of renewable fuels for blending and RINs to meet Renewable Fuel Standards ("RFS") obligations;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	construction of new, or expansion of existing, product or crude pipelines, including in the Permian Basin and at Cushing, Oklahoma;

•	changes in the underlying demand for our refined products;

•	instability and volatility in the financial markets;

•	changes in general economic conditions;

•	adverse changes in the credit ratings assigned to our and our subsidiaries' debt instruments;

•	changes in the availability and cost of capital;

•	actions of customers and competitors;

i

•	successful integration and future performance of acquired assets, businesses or third-party product supply and processing relationships;

•	actions of third-party operators, processors and transporters;

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems on our operations;

•	contractual creditworthiness of, and performance by, our counterparties;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

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

•
other factors discussed in more detail under Part I — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 10‑K") that are incorporated herein by this reference.

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
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$431,637	$468,070
Accounts receivable, trade, net of a reserve for doubtful accounts of $648 and $906, respectively	632,155	599,930
Inventories	616,288	557,388
Prepaid expenses	134,506	112,137
Other current assets	133,799	110,211
Total current assets	1,948,385	1,847,736
Equity method investment	103,012	101,560
Property, plant and equipment, net	2,144,152	2,125,029
Goodwill	1,297,043	1,297,043
Intangible assets, net	77,404	78,098
Other assets, net	60,735	63,499
Total assets	$5,630,731	$5,512,965
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$945,040	$879,019
Accrued liabilities	241,045	275,915
Deferred income tax liability, net	36,039	30,493
Current portion of long-term debt	5,720	213,642
Total current liabilities	1,227,844	1,399,069
Long-term liabilities:
Long-term debt, less current portion	1,383,132	1,172,965
Lease financing obligation	24,751	24,910
Deferred income tax liability, net	282,687	252,489
Other liabilities	53,401	92,945
Total long-term liabilities	1,743,971	1,543,309
Commitments and contingencies (Notes 17 and 18)
Equity:
Western shareholders' equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 91,882,986 and 91,827,731 shares issued, respectively	919	918
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	626,428	625,825
Retained earnings	689,029	624,213
Accumulated other comprehensive loss, net of tax	(316)	(350)
Treasury stock, 12,101,538 and 12,102,169 shares, respectively at cost	(356,535)	(356,554)
Total Western shareholders' equity	959,525	894,052
Non-controlling interest	1,699,391	1,676,535
Total equity	2,658,916	2,570,587
Total liabilities and equity	$5,630,731	$5,512,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$3,725,143	$2,186,217
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,160,737	1,797,184
Direct operating expenses (exclusive of depreciation and amortization)	198,349	121,860
Selling, general and administrative expenses	58,732	26,552
Acquisition related severance costs	9,399	—
Loss on disposal of assets, net	886	—
Maintenance turnaround expense	46,446	43,168
Depreciation and amortization	46,410	24,332
Total operating costs and expenses	3,520,959	2,013,096
Operating income	204,184	173,121
Other income (expense):
Interest income	195	151
Interest expense and other financing costs	(26,860)	(17,988)
Amortization of loan fees	(2,097)	(1,604)
Loss on extinguishment of debt	(8)	(22,047)
Other, net	1,482	197
Income before income taxes	176,896	131,830
Provision for income taxes	(49,199)	(48,111)
Net income	127,697	83,719
Less net income attributed to non-controlling interest	42,151	—
Net income attributable to Western Refining, Inc.	$85,546	$83,719

Net earnings per share:
Basic	$1.07	$0.96
Diluted	0.88	0.81
Weighted average common shares outstanding:
Basic	79,729	86,726
Diluted	102,522	109,097

Cash dividends declared per common share	$0.26	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$127,697	$83,719
Other comprehensive income items:
Benefit plans:
Amortization of net prior service cost	81	—
Reclassification of loss to income	5	12
Other comprehensive income before tax	86	12
Income tax	(2)	(5)
Other comprehensive income, net of tax	84	7
Comprehensive income	127,781	83,726
Less comprehensive income attributable to non-controlling interest	42,201	—
Comprehensive income attributable to Western Refining, Inc.	$85,580	$83,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$127,697	$83,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	46,410	24,332
Changes in fair value of commodity hedging instruments	(73,972)	1,723
Reserve for doubtful accounts	258	28
Amortization of loan fees and original issue discount	6,020	5,914
Loss on extinguishment of debt	8	22,047
Stock-based compensation expense	8,812	1,897
Deferred income taxes	35,839	3,082
Excess tax benefit from stock-based compensation	(254)	7,130
Income from equity method investment	(1,512)	—
Loss on disposal of assets, net	886	308
Changes in operating assets and liabilities:
Accounts receivable	(33,413)	(139,745)
Inventories	(58,900)	11,997
Prepaid expenses	(22,369)	(44,671)
Other assets	2,141	(8,313)
Accounts payable and accrued liabilities	27,601	(3,568)
Other long-term liabilities	(1,220)	(1,513)
Net cash provided by (used in) operating activities	64,032	(35,633)
Cash flows from investing activities:
Capital expenditures	(50,598)	(65,625)
Proceeds from the sale of assets	149	49
Increase in escrow deposit for redemption of long-term debt	—	(195,847)
Net cash used in investing activities	(50,449)	(261,423)
Cash flows from financing activities:
Additions to long-term debt	—	350,000
Payments on long-term debt	(1,680)	(148,883)
Debt retirement fees	—	(11,847)
Deferred financing costs	—	(7,402)
Purchase of treasury stock	—	(72,768)
Distribution to non-controlling interest holders	(27,072)	—
Dividends paid	(20,730)	(10,516)
Convertible debt redemption	(788)	—
Excess tax benefit from stock-based compensation	254	(7,130)
Net cash provided by (used in) financing activities	(50,016)	91,454
Net decrease in cash and cash equivalents	(36,433)	(205,602)
Cash and cash equivalents at beginning of period	468,070	453,967
Cash and cash equivalents at end of period	$431,637	$248,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization
"Western," "we," "us," "our" and the "Company" refer to Western Refining, Inc. and, unless the context otherwise requires, our subsidiaries. Western Refining, Inc. was formed on September 16, 2005 as a holding company and is incorporated in Delaware.
We are an independent crude oil refiner and marketer of refined products. We market refined products on a wholesale basis in Arizona, Colorado, the Mid-Atlantic region, New Mexico, the Upper Great Plains region and West Texas through bulk and rack marketing networks and we sell refined products through two retail networks with a total of 472 company-owned and franchised retail sites in the U.S. We produce refined products at three refineries: one in El Paso, Texas, one near Gallup in the Four Corners region of northern New Mexico and one in St. Paul Park, Minnesota.
During 2013, we formed Western Refining Logistics, LP ("WNRL") and acquired control of Northern Tier Energy LP ("NTI") through our acquisition of Northern Tier Energy GP LLC, NTI's general partner. WNRL gathers, transports and stores crude oil and refined product through its pipeline and gathering assets and terminalling, transportation, asphalt and storage assets, primarily for the benefit of Western. NTI's assets are located in the Upper Great Plains region and include one refinery in St. Paul Park, Minnesota and a number of retail convenience stores.
Our operations include five business segments: the refining segment, the wholesale segment, the retail segment, the WNRL segment and the NTI segment. See Note 3, Segment Information, for further discussion of our business segments.
2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.
The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
The condensed consolidated financial statements include the accounts of Western Refining, Inc. and subsidiaries in which we have a controlling interest. We own a 65.3% limited partner interest in WNRL and a 38.7% limited partner interest in NTI. We own 100% of WNRL's and NTI's respective general partners. As the general partner of WNRL and NTI, we have the ability to direct the activities of WNRL and NTI that most significantly impact their respective economic performance.
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. During 2013 and continuing into 2014, the volatility in crude oil prices and refining margins contributed to the variability of our results of operations.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Western and subsidiaries in which we have a controlling interest. All intercompany accounts and transactions have been eliminated for all periods presented. Investments in significant non-controlled entities are accounted for using the equity method.
We have reported non-controlling interests for WNRL and NTI of $326.4 million and $1,373.0 million, respectively, in our Condensed Consolidated Balance Sheet as of March 31, 2014.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition
Revenues for products, crude oil and feedstocks sold are recorded upon delivery of the products, crude oil or feedstocks to customers; the point at which title is transferred, the customer has the assumed risk of loss and when payment has been received or collection is reasonably assured. Transportation, shipping and handling costs incurred are included in cost of products sold. Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenues.
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
Cost Classifications
Refining cost of products sold includes cost of crude oil, other feedstocks and blendstocks, the costs of purchased refined products, transportation and distribution costs and realized and unrealized gains and losses related to our commodity hedging activities. Wholesale cost of products sold includes the cost of fuel and lubricants, transportation and distribution costs and service parts and labor. Retail cost of products sold includes costs for motor fuels and for merchandise. Motor fuel cost of products sold represents net cost for purchased fuel. Net cost of purchased fuel excludes transportation and motor fuel taxes. Merchandise cost of products sold includes merchandise purchases, net of merchandise rebates and inventory shrinkage.
Refining direct operating expenses include direct costs of labor, maintenance materials and services, chemicals and catalysts, natural gas, utilities and other direct operating expenses. Wholesale direct operating expenses include direct costs of labor, transportation expense, maintenance materials and services, utilities and other direct operating expenses. Retail direct operating expenses include direct costs of labor, maintenance materials and services, outside services, bank charges, rent expense, utilities and other direct operating expenses. WNRL operating and maintenance expenses include labor costs, maintenance materials and services, natural gas, additives, utilities, insurance expense, property taxes and other operating expenses. NTI's direct operating expenses include direct costs of labor, maintenance materials and services, outside services, bank charges, rent expense, chemicals and catalysts, natural gas, utilities and other direct operating expenses.
Maintenance Turnaround Expense
Refinery process units require periodic maintenance and repairs that are commonly referred to as "turnarounds." The required frequency of the maintenance varies by unit, but generally is every two to six years depending on the processing unit involved. Turnaround costs are expensed as incurred.
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
3. Segment Information
Our operations are organized into five reportable segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes and our types of customers. These are the refining segment, the wholesale segment, the retail segment, WNRL and NTI. A description of each segment and the principal products follows:
Refining. We report the operations of two refineries in our refining segment: one in El Paso, Texas (the "El Paso refinery") with a 128,000 barrel per day ("bpd") capacity and one near Gallup, New Mexico (the "Gallup refinery") with a 25,000 bpd capacity. Our refineries make various grades of gasoline, diesel fuel and other products from crude oil, other feedstocks and blending components. We purchase crude oil, other feedstocks and blending components from various third-party suppliers. We

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products through our wholesale segment, our retail segment, other independent wholesalers and retailers, commercial accounts and sales and exchanges with major oil companies.
Wholesale. Our wholesale segment includes the operations of several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations and a fleet of refined product and lubricant delivery trucks. Our wholesale segment distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Maryland, Nevada, New Mexico, Texas and Virginia. The wholesale segment purchases petroleum fuels and lubricants from our refining segment and from third-party suppliers. We have an exclusive supply and marketing agreement with a third party covering activities related to our refined product supply, hedging and sales in the Mid-Atlantic region. We recorded $6.9 million and $2.3 million in assets at March 31, 2014 and December 31, 2013, respectively, related to this supply agreement in our Condensed Consolidated Balance Sheets. The revenues and costs recorded under the supply agreement included $0.1 million in net hedging gains and $2.5 million in net hedging losses for the three months ended March 31, 2014 and 2013, respectively.
Retail. Through retail convenience stores, our retail segment sells various grades of gasoline, diesel fuel, convenience store merchandise and beverage and food products to the general public. Our wholesale segment supplies the majority of gasoline and diesel fuel that our retail segment sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At March 31, 2014, the retail segment operated 229 service stations and convenience stores or kiosks located in Arizona, Colorado, New Mexico and Texas compared to 222 service stations and convenience stores or kiosks at March 31, 2013.
WNRL. WNRL is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. WNRL's assets consist of pipeline and gathering assets and terminalling, transportation and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 7.9 million barrels of active storage capacity, as well as other assets. The majority of WNRL's assets are integral to the operations of Western's refineries located in El Paso, Texas and near Gallup, New Mexico. WNRL began its operations in October 2013. WNRL's accounting predecessor's operations were historically included in our refining segment's operations and were not considered to be a separate reporting segment prior to October 2013.
NTI. Through our acquisition of Northern Tier Energy GP LLC, NTI's general partner, Western acquired control of NTI during November 2013. NTI includes an independent crude oil refiner and marketer of refined products with one 89,500 bpd refinery and also operates a network of retail convenience stores selling various grades of gasoline, diesel fuel and convenience store merchandise in the Upper Great Plains region. NTI's operations are separate from those of Western. The refined products are sold primarily in the Upper Great Plains region. As of March 31, 2014, NTI included the operations of 164 retail convenience stores and supported 79 franchised retail convenience stores. These convenience stores are located primarily in Minnesota and Wisconsin. NTI's refinery supplies substantially all of the gasoline and diesel sold through these convenience stores. NTI's results of operations for the three months ended March 31, 2014 includes $9.4 million in severance payments related to Western's acquisition of the general partner.
Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general and administrative expenses; net impact of the disposal of assets; maintenance turnaround expense and depreciation and amortization. Cost of products sold includes net realized and unrealized gains and losses related to our commodity hedging activities and reflects current costs adjusted, where appropriate, for "last-in, first-out" ("LIFO") and lower of cost or market inventory adjustments. Intersegment revenues are reported at prices that approximate market.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2014 and 2013, are presented below:

	For the Three Months Ended March 31, 2014
	Refining Segment	Wholesale Segment	Retail Segment	WNRL Segment	NTI Segment	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,225,494	$967,890	$274,664	$701	$1,256,394	$—	$3,725,143
Intersegment sales (1)	815,705	204,528	4,913	32,056	984	—
Operating income (loss) (2)	$135,736	$10,507	$(2,103)	$11,403	$67,330	$(18,689)	$204,184
Other income (expense), net							(27,288)
Income before income taxes							$176,896

Depreciation and amortization	$19,468	$1,172	$2,732	$3,244	$18,985	$809	$46,410
Capital expenditures	33,620	2,475	1,341	5,904	7,181	77	50,598
Goodwill at March 31, 2014	—	—	—	—	1,297,043	—	1,297,043
Total assets at March 31, 2014	1,734,299	259,375	191,630	228,500	2,949,498	267,429	5,630,731

(1)	Intersegment sales of $1,058.2 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining segment and NTI segment as a component of cost of products sold. Refining cost of products sold includes $90.6 million in net realized and unrealized economic hedging gains. NTI cost of products sold includes $0.9 million in net realized and unrealized economic hedging losses.

	For the Three Months Ended March 31, 2013
	Refining Segment	Wholesale Segment	Retail Segment	Other	Consolidated
	(In thousands)
Net sales to external customers	$978,683	$926,994	$280,540	$—	$2,186,217
Intersegment sales (1)	797,403	206,723	5,013	—
Operating income (loss) (2)	$181,883	$8,759	$(2,154)	$(15,367)	$173,121
Other income (expense), net					(41,291)
Income before income taxes					$131,830

Depreciation and amortization	$20,254	$965	$2,672	$441	$24,332
Capital expenditures	61,037	1,664	859	2,065	65,625
Total assets at March 31, 2013	1,770,198	259,993	190,517	473,646	2,694,354

(1)	Intersegment sales of $1,009.1 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining segment as a component of cost of products sold. Refining cost of products sold includes $30.5 million in net realized and unrealized economic hedging losses.

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, all of which we consider Level 1 assets and liabilities, approximated their fair values at March 31, 2014 and December 31, 2013 due to their short-term maturities. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments (less than one percent of our account receivables and payables are outstanding for greater than 90 days) and the expected future insignificance of bad debt expense that includes an evaluation of counterparty credit risk.
We have deposited cash with various counterparties to support hedging and trading activities. The cash deposits are required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default. Certain of our commodity derivative contracts under master netting arrangements include both asset and liability positions. We have elected to offset the fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty, including any related cash collateral asset or obligation under the column "Netting Adjustments" below, however, fair value amounts by hierarchy level are presented on a gross basis in the tables below.
The following tables represent our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and the basis for that measurement:

	Carrying Value at March 31, 2014	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at March 31, 2014
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets - commodity hedging contracts	$38,370	$—	$35,012	$3,358	$(4,270)	$34,100
Other assets - commodity hedging contracts	1,199	—	1,195	4	(1,169)	30
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(11,568)	—	(11,568)	—	4,269	(7,299)
Other long-term liabilities - commodity hedging contracts	(18,486)	—	(18,356)	(130)	1,170	(17,316)
	$9,515	$—	$6,283	$3,232	$—	$9,515

	Carrying Value at December 31, 2013	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at December 31, 2013
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets - commodity hedging contracts	$14,344	$—	$14,082	$262	$(5,553)	$8,791
Other assets - commodity hedging contracts	183	—	183	—	(176)	7
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(22,939)	—	(22,215)	(724)	5,553	(17,386)
Other long-term liabilities - commodity hedging contracts	(56,045)	—	(54,572)	(1,473)	176	(55,869)
	$(64,457)	$—	$(62,522)	$(1,935)	$—	$(64,457)
Commodity hedging contracts designated as Level 3 financial assets are jet fuel crack spread swaps. Ultra-low sulfur diesel ("ULSD") pricing has had a strong historical correlation to jet fuel crack spread swaps. We estimate the fair value of our

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Carrying amounts of commodity hedging contracts reflected as financial assets are included in both current and non-current other assets in the Condensed Consolidated Balance Sheets. Carrying amounts of commodity hedging contracts reflected as financial liabilities are included in both accrued and other long-term liabilities in the Condensed Consolidated Balance Sheets. Fair value adjustments called credit valuation adjustments ("CVA") are included in the carrying amounts of commodity hedging contracts. CVAs are intended to adjust the fair value of counterparty contracts as a function of a counterparty's credit rating and reflect the credit quality of each counterparty to arrive at contract fair values.
The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to commodity price swap contracts) for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Liability balance at beginning of period	$(1,935)	$(1,647)
Change in fair value	5,232	(889)
Fair value of trades entered into during the period	—	—
Fair value reclassification from Level 3 to Level 2	(65)	—
Asset (liability) balance at end of period	$3,232	$(2,536)
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in a $0.3 million change in the estimated fair value.
As of March 31, 2014 and December 31, 2013, the carrying amount and estimated fair value of our debt was as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Carrying amount	$1,388,852	$1,386,607
Fair value	2,082,570	2,156,075
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventories
Inventories were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Refined products (1)	$299,912	$275,865
Crude oil and other raw materials	264,316	227,187
Lubricants	15,327	16,032
Retail store merchandise	36,733	38,304
Inventories	$616,288	$557,388

(1)	Includes $24.0 million and $24.1 million of inventory valued using the first-in, first-out ("FIFO") valuation method at March 31, 2014 and December 31, 2013, respectively.
We value our refinery inventories of crude oil, other raw materials and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by our wholesale and retail segments, refined products inventories are valued under the LIFO valuation method. Lubricants and retail store merchandise are valued under the FIFO valuation method.
As of March 31, 2014 and December 31, 2013, refined products valued under the LIFO method and crude oil and other raw materials totaled 7.6 million barrels and 6.8 million barrels, respectively. At March 31, 2014 and December 31, 2013, the excess of the current cost of these crude oil, refined product and other feedstock and blendstock inventories over LIFO cost was $212.2 million and $193.6 million, respectively.
During the three months ended March 31, 2014 and 2013, cost of products sold included net non-cash charges of $18.6 million and $40.8 million, respectively, from changes in our LIFO reserves.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of March 31, 2014 and December 31, 2013, was as follows:

	March 31, 2014			December 31, 2013
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	3,595	$275,857	$76.73	3,320	$251,763	$75.83
Crude oil and other	4,029	264,316	65.60	3,517	227,187	64.60
	7,624	$540,173	70.85	6,837	$478,950	70.05
6. Equity Method Investment
NTI owns a 17% common equity interest in Minnesota Pipe Line Company, LLC ("MPL"). The carrying value of this equity method investment was $103.0 million and $101.6 million at March 31, 2014 and December 31, 2013, respectively.
There were no distributions received from MPL during the three months ended March 31, 2014. Equity income from MPL for the three months ended March 31, 2014 was $1.5 million and has been included in other, net in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2014.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Property, plant and equipment, gross	$2,835,930	$2,773,653
Accumulated depreciation	(691,778)	(648,624)
Property, plant and equipment, net	$2,144,152	$2,125,029
Depreciation expense was $45.3 million and $23.6 million for the three months ended March 31, 2014 and 2013, respectively. Depreciation expense for the three months ended March 31, 2014 included $18.7 million of depreciation related to NTI.
8. Intangible Assets, Net
Intangible assets, net was as follows:

	March 31, 2014			December 31, 2013			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(10,954)	$9,473	$20,427	$(10,558)	$9,869	6.0
Customer relationships	7,551	(2,949)	4,602	7,551	(2,810)	4,741	8.3
Rights-of-way and other	5,922	(3,075)	2,847	5,922	(2,916)	3,006	4.9
	33,900	(16,978)	16,922	33,900	(16,284)	17,616
Unamortizable assets:
Franchise rights and trademarks	42,900	—	42,900	42,900	—	42,900
Liquor licenses	17,582	—	17,582	17,582	—	17,582
Intangible assets, net	$94,382	$(16,978)	$77,404	$94,382	$(16,284)	$78,098
Intangible asset amortization expense for the three months ended March 31, 2014 was $0.7 million based on estimated useful lives ranging from 5 to 23 years. Intangible asset amortization expense for the three months ended March 31, 2013 was $0.7 million based on estimated useful lives ranging from 2 to 23 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2014	$2,170
2015	2,415
2016	2,244
2017	2,303
2018	2,303
2019	1,658

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt
Long-term debt was as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Western obligations:
Revolving Credit Facility due 2018	$—	$—
Term Loan Credit Facility due 2020	548,625	550,000
6.25% Senior Unsecured Notes due 2021	350,000	350,000
5.75% Convertible Senior Unsecured Notes due 2014, net of conversion feature of $3,309 and $7,362 for 2014 and 2013, respectively	211,720	207,925
5.50% promissory note due 2015	260	313
Total	1,110,605	1,108,238
WNRL obligations:
Revolving Credit Facility due 2018	—	—
Total	—	—
NTI obligations:
Revolving Credit Facility due 2017	—	—
7.125% Senior Secured Notes due 2020	278,247	278,369
Total	278,247	278,369
Long-term debt	1,388,852	1,386,607
Current portion of long-term debt	(5,720)	(213,642)
Long-term debt, net of current portion	$1,383,132	$1,172,965
Outstanding amounts under the Revolving Credit Agreement, if any, are included in the current portion of long-term debt.
Interest expense and other financing costs were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Contractual interest:
Western obligations	$15,267	$12,309
WNRL obligations	225	—
NTI obligations	5,335	—
	20,827	12,309
Amortization of original issuance discount	4,044	4,310
Other interest expense	2,205	1,924
Capitalized interest	(216)	(555)
Interest expense and other financing costs	$26,860	$17,988
We amortize original issue discounts and financing fees using the effective interest method over the respective term of the debt.
Western Obligations
Our payment of dividends is limited under the terms of our Revolving Credit Agreement, our Senior Unsecured Notes and our Term Loan Credit Agreement, and in part, depends on our ability to satisfy certain financial covenants.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facility
On April 11, 2013, we entered into the Second Amended and Restated Revolving Credit Agreement ("Western Revolving Credit Facility"). Lenders under the Western Revolving Credit Facility extended $900.0 million in commitments that mature on April 11, 2018 and incorporate a borrowing base tied to eligible accounts receivable and inventory. The Western Revolving Credit Facility also provides for letters of credit and swing line loans and provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum subject to adjustment based upon the average utilization ratio and letter of credit fees ranging from 1.75% to 2.25% per annum, payable quarterly, subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 0.75% to 1.25% or LIBOR loans plus a margin ranging from 1.75% to 2.25%, in each case subject to adjustment based upon the average excess availability under the Western Revolving Credit Facility. Interest rates ranged from 2.50% to 3.25% over LIBOR or 1.50% to 2.25% over the base rate. The majority of Western's restricted subsidiaries fully and unconditionally guarantee the Western Revolving Credit Facility on a joint and several basis. The Western Revolving Credit Facility is secured by our cash and cash equivalents, accounts receivable and inventory.
As of March 31, 2014, we had no direct borrowings under the Revolving Credit Agreement, with gross availability of $833.5 million, of which $206.0 million was used for outstanding letters of credit.
Term Loan Credit Agreement
On November 12, 2013, we entered into a Term Loan Credit Agreement (the "Western 2020 Term Loan Credit Facility"). The Western 2020 Term Loan Credit Facility provides for loans of $550.0 million, matures on November 12, 2020 and provides for quarterly principal payments of $1.4 million until September 30, 2020, with the remaining balance due on the maturity date. The Western 2020 Term Loan Credit Facility bears interest at a rate based either on the base rate (as defined in the Western 2020 Term Loan Credit Facility) plus 2.25% or the Eurodollar Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 3.25% (with a Euro dollar rate floor of 1.00%). The Western 2020 Term Loan Credit Facility is secured by both the El Paso and Gallup refineries and is fully and unconditionally guaranteed on a joint and several basis by substantially all of Western's material subsidiaries.
11.25% Senior Secured Notes
During the first and second quarters of 2013 we redeemed or otherwise purchased and canceled all outstanding Western Senior Secured Notes for $349.4 million, including $24.4 million in redemption fees, resulting in a loss on extinguishment of debt of $46.7 million including the write-off of $4.2 million of unamortized loan fees.
6.25% Senior Unsecured Notes
On March 25, 2013, we entered into an indenture (the "Western 2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the "Western 2021 Unsecured Notes"). The Western 2021 Unsecured Notes are guaranteed on a senior unsecured basis by each of our wholly-owned domestic restricted subsidiaries. We pay interest on the Western 2021 Unsecured Notes semi-annually in arrears on April 1 and October 1 of each year. The Western 2021 Unsecured Notes mature on April 1, 2021.
5.75% Convertible Senior Unsecured Notes
The 5.75% Convertible Senior Unsecured Notes (the "Western 2014 Unsecured Notes") are presently convertible at the option of the holder. The conversion rate as of March 31, 2014 was 105.2394 for each $1,000 of principal amount of the Western 2014 Unsecured Notes. On March 7, 2014, Western announced that, beginning March 20, 2014, any requested conversion by holders of the Western 2014 Unsecured Notes would be satisfied with delivery of shares of Western’s common stock (and cash in lieu of any fractional shares).
During the three months ended March 31, 2014, $0.3 million of the Western 2014 Unsecured Notes were converted and settled in common shares and cash. The loss on extinguishment of debt was nominal. As of March 31, 2014, the if-converted value of the Western 2014 Unsecured Notes exceeded its principal amount by $658.5 million.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

WNRL Obligations
Revolving Credit Facility
On October 16, 2013, WNRL entered into a $300.0 million senior secured revolving credit agreement ("WNRL Revolving Credit Agreement"). WNRL has the ability to increase the total commitment of the revolving credit facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to certain conditions. The WNRL Revolving Credit Agreement includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the WNRL Revolving Credit Agreement and certain cash management and hedging obligations are guaranteed by all of WNRL's subsidiaries. Obligations under the WNRL Revolving Credit Agreement are secured by a first priority lien on substantially all of WNRL's or its subsidiaries' significant assets. The revolving credit facility will mature on October 16, 2018. Borrowings under the WNRL Revolving Credit Agreement bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon WNRL's Consolidated Total Leverage Ratio, as defined in the WNRL Revolving Credit Agreement. WNRL had no borrowings or outstanding letters of credit under the revolving credit facility as of March 31, 2014.
The WNRL Credit Agreement contains covenants that limit or restrict WNRL's ability to make cash distributions. WNRL is required to maintain certain financial ratios that are tested on a quarterly basis for the immediately preceding four quarter period.
NTI Obligations
NTI’s creditors have no recourse to Western or WNRL assets. Western or WNRL creditors have no recourse to the assets of NTI or its consolidated subsidiaries.
Revolving Credit Facility
On July 17, 2012, NTI amended its $300.0 million senior secured Revolving Credit Facility, (the "NTI Revolving Credit Facility"). The NTI Revolving Credit Facility, which matures on July 17, 2017, provides for up to $150.0 million for the issuance of letters of credit and up to $30.0 million for short-term borrowings. The NTI Revolving Credit Facility may be increased up to a maximum aggregate principal amount of $450.0 million, subject to borrowing base availability. Obligations under the NTI Revolving Credit Facility are secured by substantially all of NTI’s assets. Indebtedness under the NTI Revolving Credit Facility is recourse to Northern Tier Energy GP LLC, its general partner, and is guaranteed by NTI and certain of its subsidiaries. Borrowings under the NTI Revolving Credit Facility bear interest at either (a) an alternative base rate, plus an applicable margin (ranging between 1.00% and 1.50%) or (b) a LIBOR rate plus an applicable margin (ranging between 2.00% and 2.50%). The alternative base rate is the greater of (a) the prime rate, (b) the Federal Funds Effective Rate plus 50 basis points or (c) the one-month LIBOR rate plus 100 basis points and a spread of up to 150 basis points based upon percentage utilization of this facility. In addition to paying interest on outstanding borrowings, NTI is also required to pay an annual commitment fee ranging from 0.375% to 0.500% and letter of credit fees.
As of March 31, 2014, the availability under the NTI Revolving Credit Facility was $200.3 million. This availability is net of $28.1 million in outstanding letters of credit. NTI had no borrowings under the NTI Revolving Credit Facility at March 31, 2014.
7.125% Secured Notes
On November 8, 2012, Northern Tier Energy LLC, its wholly owned subsidiary ("NTI LLC"), and Northern Tier Finance Corporation (together with NTI LLC, the "NTI 2020 Notes Issuers"), issued $275.0 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the "NTI 2020 Secured Notes"). The obligations under the NTI 2020 Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Northern Tier Energy LP and on a senior secured basis by (i) all of NTI LLC’s restricted subsidiaries that borrow, or guarantee obligations, under the NTI Revolving Credit Facility or any other indebtedness of NTI LLC or another subsidiary of NTI LLC that guarantees the NTI 2020 Secured Notes and (ii) all other material wholly owned domestic subsidiaries of NTI LLC.
The indenture governing the NTI 2020 Secured Notes contains covenants that limit or restrict dividends or other payments from restricted subsidiaries.
Indebtedness under the NTI 2020 Secured Notes is recourse to Northern Tier Energy GP LLC, its general partner, and is guaranteed by NTI and certain of their subsidiaries. However, any recourse to the general partner would be limited to the extent of Northern Tier Energy GP LLC’s assets that other than its investment in NTI are not significant. NTI’s creditors have no other recourse to its assets. Furthermore, NTI's creditors have no recourse to the assets of NTI and its consolidated subsidiaries.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Equity
Changes to equity during the three months ended March 31, 2014 were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2013	$894,052	$1,676,535	$2,570,587
Net income	85,546	42,151	127,697
Convertible debt redemption	(807)	—	(807)
Convertible debt redemption - treasury stock issuance in APIC	6	—	6
Other comprehensive income, net of tax	34	50	84
Dividends	(20,730)	—	(20,730)
Stock-based compensation	1,151	7,661	8,812
Excess tax benefit from stock-based compensation	254	—	254
Distributions to non-controlling interest	—	(27,072)	(27,072)
Offering costs	—	66	66
Treasury stock issuance	19	—	19
Balance at March 31, 2014	$959,525	$1,699,391	$2,658,916
Our board of directors has authorized three separate share repurchase programs of up to $200 million under each program (the "July 2012 Program," the "April 2013 Program" and the "January 2014 Program"). Through May 2, 2014, we have utilized the entire $200.0 million authorized under the July 2012 Program, $135.1 million under the April 2013 Program and none of the authorized amount under the January 2014 Program. Through March 31, 2014 we have purchased 11.4 million shares of our common stock under the programs.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. Our board of directors may discontinue the share repurchase program at any time.
The following table summarizes our share repurchase activity for the three share repurchase programs:

	July 2012 Program		April 2013 Program		January 2014 Program
	Number of shares purchased	Cost of share purchases (In thousands)	Number of shares purchased	Cost of share purchases (In thousands)	Number of shares purchased	Cost of share purchases (In thousands)
Shares purchased at December 31, 2013	6,786,365	$200,000	4,617,798	$135,111	—	$—
Shares purchased during Q1, 2014	—	—	—	—	—	—
Shares purchased at March 31, 2014	6,786,365	$200,000	4,617,798	$135,111	—	$—
As of March 31, 2014, we had $64.9 million and $200.0 million remaining in authorized expenditures under the April 2013 Program and January 2014 Program, respectively. The April 2013 Program expired on April 30, 2014, eliminating authorization of $64.9 million in unused repurchase availability. Through May 2, 2014, no additional shares had been purchased under the January 2014 Program.
11. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rate for the three months ended March 31, 2014 was 27.8%. The effective tax rate for the three months ended March 31, 2014 was lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in WNRL and NTI. Compared to the federal statutory rate of 35%, our effective tax rate for the three months ended March 31, 2013 was 36.5% primarily due to state tax obligations offset by the Domestic Production Activity Deduction.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Internal Revenue Service (the "IRS") has finalized an examination of our tax year ending December 31, 2011 with no material adjustments. The IRS has completed examinations of our tax years ending December 31, 2010, 2009, 2008 and 2007. For these years, we have agreed to all IRS adjustments. Due to statutory requirements, the tax years ending December 31, 2007 and 2008 require a review by the U.S. Joint Committee of Taxation prior to finalizing the audits. We do not believe the results of any of these examinations will have a material adverse effect on our financial position, results of operations or cash flows, but the timing and the results of final determinations on these matters remains uncertain.
We believe that it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $23.7 million was provided against the deferred tax assets relating to these NOL carryforwards at March 31, 2014. There was no change in the valuation allowance for the Yorktown NOL carryforwards from December 31, 2013.
As of March 31, 2014, we have recorded a liability of $10.0 million for unrecognized tax benefits, of which $10.0 million would affect our effective tax rate if recognized. We recognized $0.1 million in interest and penalties for the three months ended March 31, 2014.
12. Retirement Plans
We fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in our financial statements.
Pensions
The net periodic benefit cost associated with our pension plans for the three months ended March 31, 2014 and 2013 was $0.63 million and $0.01 million, respectively.
Postretirement Obligations
The net periodic benefit cost associated with our postretirement medical benefit plans for both the three months ended March 31, 2014 and 2013 was $0.1 million, respectively.
Our benefit obligation at December 31, 2013 for our postretirement medical benefit plans was $5.8 million. We fund our medical benefit plans on an as-needed basis.
The following table presents cumulative changes in other comprehensive income related to our benefit plans included as a component of equity for the periods presented, net of income tax. The related expenses are included in direct operating expenses in the Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Beginning of period balance	$(350)	$(1,174)
Current period changes	34	7
End of period balance	$(316)	$(1,167)
Defined Contribution Plan
We sponsor a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. For the three months ended March 31, 2014 and 2013, we expensed $1.6 million and $1.7 million, respectively, in connection with this plan.
NTI sponsors qualified defined contribution plans for eligible employees. For the three months ended March 31, 2014, NTI expensed $2.4 million in connection with its qualified defined contribution plans.
13. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the three months ended March 31, 2014, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We also use crude oil and refined products futures, swap contracts or options to mitigate the change in value for a portion of our LIFO inventory volumes subject to market price fluctuations and swap contracts to fix the margin on a portion of our future gasoline and distillate production. The physical volumes are not exchanged; these contracts are net settled with cash. For instruments used to mitigate the change in value of volumes subject to market prices, we elected not to pursue hedge accounting treatment for financial accounting purposes, generally because of the difficulty of establishing and maintaining the required documentation that would allow for hedge accounting. The swap contracts used to fix the margin on a portion of our future gasoline and distillate production do not qualify for hedge accounting treatment.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three months ended March 31, 2014 and 2013 and open commodity hedging positions as of March 31, 2014 and December 31, 2013:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Economic hedging results
Realized hedging gain (loss), net	$15,744	$(28,819)
Unrealized hedging gain (loss), net	73,972	(1,723)
Total hedging gain (loss), net	$89,716	$(30,542)

	March 31, 2014	December 31, 2013
	(In thousands)
Open commodity hedging instruments (barrels)
Crude and refined product futures, net (short) long positions	427	(768)
Refined product crack spread swaps, net short positions	(22,594)	(25,721)
Total open barrels commodity hedging instruments, net short positions	(22,167)	(26,489)

Fair value of outstanding contracts, net
Other current assets	$34,100	$8,791
Other assets	30	7
Accrued liabilities	(7,299)	(17,386)
Other long-term liabilities	(17,316)	(55,869)
Fair value of outstanding contracts - unrealized gain (loss), net	$9,515	$(64,457)
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents offsetting information regarding Western's derivative instruments as of March 31, 2014 and December 31, 2013:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of March 31, 2014
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$38,370	$(4,270)	$34,100
Other assets - commodity hedging contracts	1,199	(1,169)	30
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(11,568)	4,269	(7,299)
Other long-term liabilities - commodity hedging contracts	(18,486)	1,170	(17,316)
	$9,515	$—	$9,515

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of December 31, 2013
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$14,344	$(5,553)	$8,791
Other assets - commodity hedging contracts	183	(176)	7
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(22,939)	5,553	(17,386)
Other long-term liabilities - commodity hedging contracts	(56,045)	176	(55,869)
	$(64,457)	$—	$(64,457)
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
As of March 31, 2014, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our unleaded gasoline crack spread swaps range from $18.55 to $21.01 per contract. Settlement prices for our distillate crack spread swaps range from $25.14 to $27.01 per contract. The information below presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2014	2015	2016
Inventory positions (futures and swaps):
Crude oil and refined products — net short positions	(1,363)	—	—
Natural gas futures — net (short) long positions	(110)	1,241	659
Refined product positions (crack spread swaps):
Distillate — net short positions	(3,103)	(13,086)	(5,505)
Unleaded gasoline — net short positions	(900)	—	—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Stock-Based Compensation
The Western Refining 2006 Long-Term Incentive Plan (the "2006 LTIP") and the 2010 Incentive Plan of Western Refining (the "2010 Incentive Plan") allow for restricted share awards and restricted share unit awards. As of March 31, 2014, there were 14,311 and 2,911,184 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of March 31, 2014, there were 484,519 unvested restricted share units outstanding. All outstanding restricted share grant awards vested during the three months ended March 31, 2014.
The components of stock compensation expense were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Direct operating expenses	$—	$60
Selling, general and administrative expenses	1,151	1,837
Total stock compensation expense	$1,151	$1,897
As of March 31, 2014, the aggregate fair value at grant date of outstanding restricted share units was $13.2 million. The aggregate intrinsic value of outstanding restricted share units was $18.7 million. The unrecognized compensation cost of unvested restricted share units was $9.7 million. Unrecognized compensation costs for restricted share units will be recognized over a weighted average period of approximately 3.76 years.
The following table summarizes our restricted share unit and restricted share activity for the three months ended March 31, 2014:

	Restricted Share Units		Restricted Shares
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Not vested at December 31, 2013	442,887	$24.79	3,842	$16.78
Awards granted	93,045	38.94	—	—
Awards vested	(51,413)	27.71	(3,842)	16.78
Awards forfeited	—	—	—	—
Not vested at March 31, 2014	484,519	27.20	—	—
Western Refining Logistics, LP 2013 Long-Term Incentive Plan
The Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "WNRL LTIP") was adopted by the Western Refining GP, LLC board of directors in connection with the completion of the Offering. The WNRL LTIP provides for grants of (1) Restricted Units, (2) unit appreciation rights, referred to as UARs, (3) unit options, referred to as Options, (4) Phantom Units, (5) Unit Awards, (6) substitute awards, (7) other Unit-Based Awards, (8) cash awards, (9) performance awards and (10) distribution equivalent rights, referred to as DERs.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. WNRL incurred unit-based compensation expense of $0.2 million for the three months ended March 31, 2014.
The fair value at grant date of non-vested phantom units outstanding as of March 31, 2014 was $5.8 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $5.5 million as of March 31, 2014 that is expected to be recognized over a weighted-average period of approximately 4.87 years.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of WNRL's unit award activity for the three months ended March 31, 2014 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2013	10,908	$22.00
Awards granted	200,975	27.60
Awards vested	—	—
Awards forfeited	—	—
Not vested at March 31, 2014	211,883	27.31
NTI 2012 Long-Term Incentive Plan
Approximately 9.2 million NTI common units are reserved for issuance under the NTI 2012 Long-Term Incentive Plan ("NTI LTIP"). The NTI LTIP permits the award of unit options, restricted units, phantom units, unit appreciation rights and other awards that derive their value from the market price of NTI LP’s common units. As of March 31, 2014, approximately 0.5 million units were outstanding under the NTI LTIP; all were restricted units. NTI recognizes the expense on these restricted units ratably from the grant date until all units become unrestricted.
NTI granted contingently issuable unit awards under the NTI LTIP to certain members of management. These NTI LTIP awards are in the form of restricted units and are contingent upon NTI's achievement of a "cash available for distribution" target (as defined in the award agreement). The number of units ultimately issued under these grants can fluctuate above or below the target units (as defined in the award agreement) depending on actual cash available for distribution during 2014. NTI incurred $7.4 million of unit-based compensation expense for the three months ended March 31, 2014.
A summary of the NTI LTIP unit activity is set forth below:

	Number of Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2013	306,519	$27.02
Awards granted	482,764	24.28
Awards vested	(277,083)	25.68
Awards forfeited	(1,893)	26.52
Not vested at March 31, 2014	510,307	25.15
As of March 31, 2014, the total unrecognized compensation cost for NTI LTIP restricted units was $9.7 million.
15. Earnings per Share
We follow the provisions related to the accounting treatment of certain participating securities for the purpose of determining earnings per share. These provisions address share-based payment awards that have not vested and that contain non-forfeitable rights to dividends or dividend equivalents and states that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 14, Stock-Based Compensation, we granted shares of restricted stock to certain employees and outside directors. Although ownership of these shares does not transfer to the recipients until the shares have vested, recipients have voting and nonforfeitable dividend rights on these shares from the date of grant. Accordingly, we utilize the two-class method to determine our earnings per share.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income attributable to Western Refining, Inc.	$85,546	$83,719
Distributed earnings	(20,730)	(10,516)
Income allocated to participating securities	(128)	(555)
Distributed earnings allocated to participating securities	41	80
Undistributed income available to Western Refining, Inc.	$64,729	$72,728

Weighted average number of common shares outstanding (1)	79,729	86,726
Basic earnings per common share:
Distributed earnings per share	$0.26	$0.12
Undistributed earnings per share	0.81	0.84
Basic earnings per common share	$1.07	$0.96
(1) Excludes the weighted average number of common shares outstanding associated with participating securities of 158 thousand and 663 thousand shares for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share data)
Diluted earnings per common share:
Net income attributable to Western Refining, Inc.	$85,546	$83,719
Tax effected interest related to convertible debt	4,404	4,128
Net income available to Western Refining, Inc., assuming dilution	$89,950	$87,847

Weighted average diluted common shares outstanding:	102,522	109,097

Diluted earnings per common share:	$0.88	$0.81
The computation of the weighted average number of diluted shares outstanding is presented below:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Weighted average number of common shares outstanding	79,729	86,726
Common equivalent shares from Convertible Senior Unsecured Notes	22,630	22,145
Restricted shares	163	226
Weighted average number of diluted shares outstanding	102,522	109,097
A shareholder's interest in our common stock could become diluted as a result of vestings of restricted shares and restricted share units and the conversion of our Convertible Senior Unsecured Notes into actual shares of our common stock. In calculating our fully diluted earnings per common share, we consider the impact of restricted shares and restricted share units

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

that have not vested and common equivalent shares related to our Convertible Senior Unsecured Notes. We include unvested restricted shares and restricted share units in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price. Common equivalent shares from our Convertible Senior Unsecured Notes are generally included in our diluted earnings calculation when net income exceeds certain thresholds above which the effect of the shares becomes dilutive. We calculate the volume of these shares by applying the current conversion rate of 105.2394 to each $1,000 of principal amount of Convertible Senior Unsecured Notes. At March 31, 2013, the conversion rate was 102.7870.
The table below summarizes our 2014 cash dividend declarations, payments and scheduled payments through May 2, 2014:

	2014
	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	January 28	February 12	February 27	$0.26	$20,730
Second quarter (1)	April 21	May 6	May 21	0.26
Total					$20,730
(1) The second quarter 2014 cash dividend of $0.26 per common share will result in an aggregate payment of $20.7 million.
Total dividends declared were $0.26 and $0.12 per common share, including those declared related to participating securities, for the three months ended March 31, 2014 and 2013, respectively.
16. Cash Flows
Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Income taxes paid	$21,603	$47,486
Interest paid, excluding amounts capitalized	9,025	6,794
Non-cash investing and financing activities were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Accrued capital expenditures	$14,792	$—
Issuance of common shares for settlement of convertible debt redemption	19	—

17. Commitments
We have commitments under various operating leases with initial terms greater than one year for retail convenience stores, office space, warehouses, card locks, railcars and other facilities. These leases have terms that will expire on various dates through 2036.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under a sulfuric acid regeneration and sulfur gas processing agreement with E.I. du Pont de Nemours ("DuPont"), DuPont constructed and operates two sulfuric acid regeneration plants on property we leased to DuPont within our El Paso refinery.
In November 2007, our subsidiary entered into a ten-year lease agreement for an office space in downtown El Paso, Texas. The building serves as our headquarters. In December 2007, our subsidiary entered into an eleven-year lease agreement for an office building in Tempe, Arizona. The building centralized our operational and administrative offices in the Phoenix, Arizona area.
We are party to nineteen capital leases with initial terms of 20 years, expiring in 2017 through 2033. The current portion of our capital lease obligations of $0.6 million and $0.6 million is included in accrued liabilities and the non-current portion of $24.8 million and $24.9 million is included in lease financing obligations in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively. These capital leases were discounted using annual rates of 3.24% to 10.51%. Total remaining interest related to these leases was $19.7 million and $20.1 million at March 31, 2014 and December 31, 2013, respectively. Annual payments net of interest average $2.3 million annually through the end of 2018 with the remaining $28.8 million due through 2033. Of the nineteen capital leases, twelve are NTI obligations with annual lease payments net of interest that average $0.9 million annually through the end of 2018 with the remaining $7.2 million due through 2033. There is no recourse to Western on the NTI capital leases.
The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of March 31, 2014:

Remaining 2014	$38,239
2015	48,616
2016	45,645
2017	42,137
2018	39,259
2019 and thereafter	317,481
$531,377
Total rental expense was $13.6 million and $5.6 million for the three months ended March 31, 2014 and 2013, respectively. Contingent rentals and subleases were not significant in any period.

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
El Paso Refinery
Prior spills, releases and discharges of petroleum or hazardous substances have impacted the groundwater and certain solid waste management units and other areas at and adjacent to the El Paso refinery. We are currently in the remediation process, in conjunction with Chevron U.S.A., Inc. ("Chevron"), for these areas in accordance with certain agreed administrative orders with the Texas Commission on Environmental Quality (the "TCEQ"; previously known as the Texas Natural Resources Conservation Commission). Pursuant to our purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate its solid waste management units in accordance with its Resource Conservation Recovery Act

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

("RCRA") permit that Chevron has fulfilled. Chevron also retained control of and liability for certain groundwater remediation responsibilities that are ongoing.
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
On June 30, 2011, the U.S. Environmental Protection Agency (the "EPA") filed notice with the federal district court in El Paso that we and the EPA entered into a proposed Consent Decree under the Petroleum Refinery Enforcement Initiative ("EPA Initiative"). On September 2, 2011, the court entered the Consent Decree. Under the EPA Initiative, the EPA is investigating industry-wide non-compliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into similar consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. The Consent Decree does not require any soil or groundwater remediation or clean-up.
We have completed our capital expenditures to address the Consent Decree issues totaling $43.2 million, including $15.2 million for the installation of a flare gas recovery system completed in 2007 and $28.0 million for nitrogen oxides ("NOx") emission controls on heaters and boilers completed in 2013. Under the terms of the Consent Decree, we paid a civil penalty of $1.5 million in September 2011.
In 2004 and 2005, the El Paso refinery applied for and was issued a Texas Flexible Permit by the TCEQ. In December 2012, we received a permit amendment obtaining a State Implementation Plan, approved state air quality permit to address concerns raised by the EPA about all flexible permits. No additional capital expenditures are required by the permit amendment.
In November 2012, we proposed to TCEQ that we settle unresolved air enforcement issued to our El Paso refinery between 2004 and April 2008 and in July 2013 the TCEQ proposed two Agreed Orders with penalties totaling $0.2 million to settle the enforcement. We signed the orders in September 2013 and paid $0.1 million in penalties. The TCEQ Commissioners approved the orders on April 30, 2014 and we will pay $0.1 million in additional penalties to fund a Supplemental Environmental Project benefiting El Paso County. The orders do not require any soil or groundwater remediation or clean-up. We do not believe the requirements of the orders will have a material effect on our business, financial condition or results of operations.
Four Corners Refineries
Four Corners 2005 Consent Agreements. In July 2005, as part of the EPA Initiative, Giant reached an administrative settlement with the New Mexico Environment Department (the "NMED") and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico (the "2005 NMED Agreement"). In January 2009, we and the NMED agreed to an amendment of the 2005 administrative settlement with the NMED (the "2009 NMED Amendment") that altered certain deadlines and allowed for alternative air pollution controls.
In November 2009, we indefinitely suspended refining operations at the Bloomfield refinery. We currently operate the site, including certain remaining tanks and equipment, as a stand-alone products distribution terminal and crude storage facility for our Gallup refinery. An amendment to the 2009 NMED Amendment that became effective June 25, 2012, reflects the indefinite suspension as of 2009.
Based on current information and the 2009 NMED Amendment as amended in June 2012 to reflect the indefinite suspension of refining operations at our Bloomfield facility and to delay NOx controls on heaters, boilers and a Fluid Catalytic Cracking Unit (the "FCCU") at our Gallup refinery, we estimated $51.0 million in total capital expenditures after January 2009. We expended $11.3 million through 2011, $37.6 million during 2012 and $1.9 million during 2013 to complete the project. These capital expenditures were primarily for installation of emission controls on the heaters, boilers and FCCU and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx and particulate matter from our Gallup refinery. We will incur additional capital expenditures to implement one or more FCCU off-set projects to be completed by the end of 2017. The 2009 NMED Amendment also provided for a $2.3 million penalty. We completed payment of the penalty between November 2009 and September 2010 to fund supplemental environmental projects. We paid an additional penalty of $0.4 million in July 2012 associated with the June 2012 amendment. Implementation of the requirements in the 2009 NMED Amendment, as amended in June 2012, will not result in any soil or groundwater remediation or clean-up costs.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Bloomfield 2007 NMED Remediation Order. In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures and implement corrective measures. Prior to July 2007, with the approval of the NMED and the New Mexico Oil Conservation Division, we placed into operation certain remediation measures that remain operational. As of March 31, 2014, we have expended $3.6 million and have accrued the remaining estimated costs of $3.7 million for implementing the investigation, interim measures and the reasonably known corrective actions of the order.
Gallup 2007 Resource Conservation Recovery Act ("RCRA") Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED (the "Gallup 2007 RCRA Inspection") to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. We reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. Between September 2010 and July 2012, the EPA demanded and we have paid penalties totaling $0.2 million in accordance with the settlement. We do not expect implementation of the requirements in the final settlement will result in any additional soil or groundwater remediation or clean-up costs not otherwise required. We estimated capital expenditures of approximately $38.8 million to upgrade the wastewater treatment plant at the Gallup refinery in accordance with the requirements of the final settlement. We expended $20.8 million through 2011, $17.1 million during 2012 on the upgrade of the wastewater treatment plant and $0.7 million during 2013. The final settlement deadline was modified in September 2010 to establish May 31, 2012 as the deadline for completing startup of the upgraded plant. After negotiating an extension of this deadline with the EPA, we completed startup on August 12, 2012.
Gallup 2013 Risk Management Plan General Duty Settlement. In July 2013, we entered a final settlement with the EPA for five alleged violations of the Clean Air Act Risk Management Plan 112(r) General Duty clause at our Gallup refinery and paid a total penalty of $0.2 million. The settlement will not result in any groundwater remediation or clean-up costs.
Gallup 2014 Environment Protection Division of NMED Settlement. In March 2014, we received a revised notice of violation and offer of settlement from the NMED Air Quality Bureau for alleged violations of the Clean Air Act. We agreed to settle and will pay a penalty of $0.1 million.
NTI
At March 31, 2014 and December 31, 2013, liabilities for remediation by NTI totaled $1.5 million, respectively for both periods. These liabilities are expected to be settled over at least the next 10 years. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets and others were $0.1 million at March 31, 2014 and December 31, 2013, respectively.
Yorktown Refinery
Yorktown 1991 and 2006 Orders. In December 2011, our subsidiaries sold the Yorktown refinery, an adjacent parcel of land and all other related real estate and assets. As part of this transaction, the purchaser agreed to assume all obligations and remaining work required by the EPA under the 2006 soil and groundwater remediation order. The purchaser agreed to indemnify us for costs associated with the EPA order, following the sale, with the exception of the completion and related liability for construction of the second phase of the Corrective Action Measures Unit (the "CAMU"). We have completed construction of this phase of the CAMU and received EPA acceptance in August 2013. We and the purchaser agreed that the purchaser would replace Giant as the respondent under the EPA order. The replacement is pending the EPA's agreement.
Other Matters
The EPA has issued Renewable Fuels Standards ("RFS"), implementing mandates to blend renewable fuels into the petroleum fuels produced at our refineries. Annually, the EPA establishes a volume of renewable fuels that refineries must blend into their refined petroleum fuels. To the extent we are unable to blend at the applicable rate, we must purchase Renewable Identification Numbers ("RIN"). The volatility of the RIN market is such that the cost of RINs that we purchased to cover our estimated RIN shortfall from blending is greater in 2014 than in 2013. The net cost of meeting our renewable volume obligations, including sales and purchases of RINs, was $10.0 million for the three months ended March 31, 2014 and $4.6 million for the three months ended March 31, 2013. We have recorded a liability of $1.1 million for our estimated RIN shortfall at March 31, 2014.
The EPA has initiated various enforcement proceedings against companies it believes produced invalid RINs and we understand the EPA continues to investigate invalid RINs. We routinely purchase RINs to satisfy a portion of our obligation under the RFS program and may have purchased RINs the EPA will consider invalid. We expect to enter into a settlement with the EPA in 2014 for previously purchased invalid RINs. While we do not know if the EPA will identify other RINs we have

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

purchased as being invalid or what actions the EPA would take, at this time we do not expect any such action would have a material effect on our financial condition, results of operations or cash flows.
We are party to various other claims and legal actions arising in the normal course of business. We believe that the resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
19. Related Party Transactions
Effective November 30, 2012, an entity controlled by one of our officers purchased the building and related lease agreement of certain office space that we and other commercial tenants occupy in El Paso, Texas. The lease agreement expires in May 2017. Under the terms of the lease, we make annual payments of $0.2 million. For the three months ended March 31, 2014 and 2013, we made rental payments under this lease to the related party of $0.05 million, respectively. We have no amounts due as of March 31, 2014 related to this lease agreement.

20. Condensed Consolidating Financial Information
Separate condensed consolidating financial information of Western Refining, Inc. (the "Parent"), subsidiary guarantors and non-guarantors are presented below. At March 31, 2014, the Parent and certain subsidiary guarantors have fully and unconditionally guaranteed our Western 2021 Unsecured Notes on a joint and several basis. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information that should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
WNRL, NTI and Navajo Convenient Stores Co., LLC ("Navajo") are subsidiaries that have not guaranteed our Unsecured Notes. WNRL was not a subsidiary of the Parent during the three months ended March 31, 2013 because Western formed the entity in the fourth quarter of 2013. Additionally, NTI was not a subsidiary of the Parent during the three months ended March 31, 2013 because it was purchased on November 12, 2013. Separate condensed financial statements for Navajo were not disclosed in prior years because Navajo was considered a minor subsidiary and is not material to the consolidated financial statements. Therefore, no financial information is presented for non-guarantors in the condensed consolidating financial statements for the three months ended March 31, 2013.
WNRL and NTI are publicly held master limited partnerships. As of March 31, 2014, we owned a 65.3% limited partnership interest in WNRL and a 38.7% limited partnership interest in NTI and the non-financial general partner interests of both entities. We are the primary beneficiary of WNRL's earnings and cash flows. We exercise control of both WNRL and NTI through our 100% ownership of the respective general partners. Accordingly, WNRL and NTI are consolidated with the other accounts of Western.
Our transactions with WNRL including fees paid under our pipeline, terminalling and services agreements with WNRL are eliminated and have no significant impact on our consolidated financial statements. During the three months ended March 31, 2014, there have been no significant intercompany accounts or transactions between Western and NTI. All intercompany accounts and transactions with WNRL and NTI are eliminated in our consolidated financial statements.
Western is WNRL’s primary customer. WNRL generates revenues by charging fees and tariffs for transporting crude oil through its pipelines and refined and other products through its terminals and pipelines and for providing storage in its storage tanks and at its terminals. Under our long-term pipeline and terminalling agreements with WNRL (see Note 21, Western Refining Logistics, LP), we accounted for 97.9% of WNRL’s total revenues for the three months ended March 31, 2014. We do not provide financial or equity support through any liquidity arrangements and/or debt guarantees to WNRL.
WNRL has a senior secured revolving credit agreement. WNRL creditors under the revolving credit agreement should have no recourse to our assets, except to the extent of the assets of Western Refining Logistic GP, LLC, the general partner of WNRL that we wholly own. Any recourse to WNRL’s general partner would be limited to the extent of the general partner’s assets that other than its investment in WNRL are not significant. Furthermore, our creditors have no recourse to the assets of WNRL's general partner, WNRL and its consolidated subsidiaries. See Note 9, Long-Term Debt, for a description of WNRL’s debt obligations.
NTI has 7.125% Secured Notes and a secured ABL facility. NTI creditors under the 7.125% Secured Notes and secured ABL facility should have no recourse to the Parent's assets except to the extent of the assets of Northern Tier Energy GP LLC, the general partner of NTI that we wholly own. Any recourse to NTI’s general partner would be limited to the extent of the general partner’s assets that other than its investment in NTI are not significant. Furthermore, the Parent's creditors have no recourse to the assets of NTI's general partner, NTI and its consolidated subsidiaries. See Note 9, Long-Term Debt, for a description of NTI’s debt obligations.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
We restated the Condensed Consolidating Balance Sheet as of December 31, 2013 to correct immaterial errors in the presentation of the non-guarantors' investment in NTI, the Parent’s and the Guarantor Subsidiaries' Investment in Subsidiaries and the Parent’s and the Guarantor Subsidiaries' Equity. We previously presented $775.0 million as investment in NTI in the Investment in Subsidiaries line item in the non-guarantor column of the Condensed Consolidating Balance Sheets as of December 31, 2013. We have reclassified this amount into the Equity - Western line item in the non-guarantor column. We have also corrected the Parent’s equity in the earnings of subsidiaries by changing the previously reported Investment in Subsidiaries and Equity - Western of $1,854.6 million and $383.5 million, respectively, to $3,237.3 million and $894.1 million, respectively, in the Parent column. We made similar changes in the Guarantor Subsidiaries column by changing previously reported amounts of $431.6 million and $3,052.3 million, respectively to $(92.8) million and $2,448.6 million, respectively. We adjusted all of these amounts in the eliminations column. These errors did not have an impact on the consolidated balance sheet as of December 31, 2013, and we believe these corrections are not material to our previously issued annual or interim consolidated financial statements.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$219,262	$212,354	$—	$431,637
Accounts receivable, trade, net of a reserve for doubtful accounts	—	396,087	236,068	—	632,155
Accounts receivable and due from affiliate	—	1,258,069	5,637	(1,263,706)	—
Inventories	—	412,375	203,913	—	616,288
Prepaid expenses	—	122,956	11,550	—	134,506
Other current assets	—	117,121	16,678	—	133,799
Total current assets	21	2,525,870	686,200	(1,263,706)	1,948,385
Equity method investment	—	—	103,012	—	103,012
Property, plant and equipment, net	—	1,090,429	1,053,723	—	2,144,152
Goodwill	—	—	1,297,043	—	1,297,043
Intangible assets, net	—	39,207	38,197	—	77,404
Investment in subsidiaries	3,328,542	—	—	(3,328,542)	—
Other assets, net	19,636	28,552	12,547	—	60,735
Total assets	$3,348,199	$3,684,058	$3,190,722	$(4,592,248)	$5,630,731
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$559,240	$385,800	$—	$945,040
Accounts payable and due to affiliate	1,263,706	—	—	(1,263,706)	—
Accrued liabilities	14,623	156,002	70,420	—	241,045
Current deferred income tax liability, net	—	36,039	—	—	36,039
Current portion of long-term debt	5,500	220	—	—	5,720
Total current liabilities	1,283,829	751,501	456,220	(1,263,706)	1,227,844
Long-term liabilities:
Long-term debt, less current portion	1,104,845	40	278,247	—	1,383,132
Lease financing obligation	—	16,370	8,381	—	24,751
Deferred income tax liability, net	—	245,407	37,280	—	282,687
Deficit in subsidiaries	—	92,830	—	(92,830)	—
Other liabilities	—	47,719	5,682	—	53,401
Total long-term liabilities	1,104,845	402,366	329,590	(92,830)	1,743,971
Equity:
Equity - Western	959,525	2,530,191	705,521	(3,235,712)	959,525
Equity - Non-controlling interest	—	—	1,699,391	—	1,699,391
Total equity	959,525	2,530,191	2,404,912	(3,235,712)	2,658,916
Total liabilities and equity	$3,348,199	$3,684,058	$3,190,722	$(4,592,248)	$5,630,731

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$298,235	$169,814	$—	$468,070
Accounts receivable, trade, net of a reserve for doubtful accounts	—	357,897	242,033	—	599,930
Accounts receivable and due from affiliate	—	1,246,142	3,751	(1,249,893)	—
Inventories	—	399,492	157,896	—	557,388
Prepaid expenses	—	89,951	22,186	—	112,137
Other current assets	—	93,489	16,722	—	110,211
Total current assets	21	2,485,206	612,402	(1,249,893)	1,847,736
Equity method investment	—	—	101,560	—	101,560
Property, plant and equipment, net	—	1,065,361	1,059,668	—	2,125,029
Goodwill	—	—	1,297,043	—	1,297,043
Intangible assets, net	—	39,898	38,200	—	78,098
Investment in subsidiaries	3,237,314	—	—	(3,237,314)	—
Other assets, net	20,591	29,515	13,393	—	63,499
Total assets	$3,257,926	$3,619,980	$3,122,266	$(4,487,207)	$5,512,965
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$530,373	$348,646	$—	$879,019
Accounts payable and due to affiliate	1,249,893	—	—	(1,249,893)	—
Accrued liabilities	6,056	198,603	71,256	—	275,915
Current deferred income tax liability, net	—	30,398	95	—	30,493
Current portion of long-term debt	213,425	217	—	—	213,642
Total current liabilities	1,469,374	759,591	419,997	(1,249,893)	1,399,069
Long-term liabilities:
Long-term debt, less current portion	894,500	96	278,369	—	1,172,965
Lease financing obligation	—	16,462	8,448	—	24,910
Deferred income tax liability, net	—	215,209	37,280	—	252,489
Deficit in subsidiaries	—	92,799	—	(92,799)	—
Other liabilities	—	87,237	5,708	—	92,945
Total long-term liabilities	894,500	411,803	329,805	(92,799)	1,543,309
Equity:
Equity - Western	894,052	2,448,586	695,929	(3,144,515)	894,052
Equity - Non-controlling interest	—	—	1,676,535	—	1,676,535
Total equity	894,052	2,448,586	2,372,464	(3,144,515)	2,570,587
Total liabilities and equity	$3,257,926	$3,619,980	$3,122,266	$(4,487,207)	$5,512,965

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$3,585,244	$1,290,135	$(1,150,236)	$3,725,143
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	3,239,666	1,067,390	(1,146,319)	3,160,737
Direct operating expenses (exclusive of depreciation and amortization)	—	118,950	83,316	(3,917)	198,349
Selling, general and administrative expenses	46	29,606	29,080	—	58,732
Acquisition related severance costs	—	—	9,399	—	9,399
Loss (gain) on disposal of assets, net	—	898	(12)	—	886
Maintenance turnaround expense	—	46,446	—	—	46,446
Depreciation and amortization	—	24,181	22,229	—	46,410
Total operating costs and expenses	46	3,459,747	1,211,402	(1,150,236)	3,520,959
Operating income (loss)	(46)	125,497	78,733	—	204,184
Other income (expense):
Equity in earnings of subsidiaries	105,802	7,144	—	(112,946)	—
Interest income	—	107	88	—	195
Interest expense and other financing costs	(18,234)	(2,269)	(6,357)	—	(26,860)
Amortization of loan fees	(1,968)	—	(129)	—	(2,097)
Loss on extinguishment of debt	(8)	—	—	—	(8)
Other, net	—	206	1,276	—	1,482
Income before income taxes	85,546	130,685	73,611	(112,946)	176,896
Provision for income taxes	—	(49,080)	(119)	—	(49,199)
Net income	85,546	81,605	73,492	(112,946)	127,697
Less net income attributed to non-controlling interest	—	—	42,151	—	42,151
Net income attributable to Western Refining, Inc. shareholders	$85,546	$81,605	$31,341	$(112,946)	$85,546
Comprehensive income	$85,546	$81,608	$31,372	$(112,946)	$85,580

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$3,284,407	$—	$(1,098,190)	$2,186,217
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	2,893,241	—	(1,096,057)	1,797,184
Direct operating expenses (exclusive of depreciation and amortization)	—	123,993	—	(2,133)	121,860
Selling, general and administrative expenses	46	26,506	—	—	26,552
Maintenance turnaround expense	—	43,168	—	—	43,168
Depreciation and amortization	—	24,332	—	—	24,332
Total operating costs and expenses	46	3,111,240	—	(1,098,190)	2,013,096
Operating income (loss)	(46)	173,167	—	—	173,121
Other income (expense):
Equity in earnings of subsidiaries	123,481	—	—	(123,481)	—
Interest income	—	151	—	—	151
Interest expense and other financing costs	(16,065)	(1,923)	—	—	(17,988)
Amortization of loan fees	(1,604)	—	—	—	(1,604)
Loss on extinguishment of debt	(22,047)	—	—	—	(22,047)
Other, net	—	197	—	—	197
Income before income taxes	83,719	171,592	—	(123,481)	131,830
Provision for income taxes	—	(48,111)	—	—	(48,111)
Net income	83,719	123,481	—	(123,481)	83,719
Less net income attributed to non-controlling interest	—	—	—	—	—
Net income attributable to Western Refining, Inc. shareholders	$83,719	$123,481	$—	$(123,481)	$83,719
Comprehensive income	$83,719	$123,488	$—	$(123,481)	$83,726

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$7,132	$(25,652)	$104,332	$(21,780)	$64,032
Cash flows from investing activities:
Capital expenditures	—	(37,513)	(13,085)	—	(50,598)
Contributions to affiliate	—	(16,013)	—	16,013	—
Proceeds from the sale of assets	—	4	145	—	149
Net cash used in investing activities	—	(53,522)	(12,940)	16,013	(50,449)
Cash flows from financing activities:
Payments on long-term debt	(1,627)	(53)	—	—	(1,680)
Distribution to affiliate	—	—	(21,780)	21,780	—
Distribution to non-controlling interest holders	—	—	(27,072)	—	(27,072)
Dividends paid	(20,730)	—	—	—	(20,730)
Convertible debt redemption	(788)	—	—	—	(788)
Contributions from affiliates	16,013	—	—	(16,013)	—
Excess tax benefit from stock-based compensation	—	254	—	—	254
Net cash provided by (used in) financing activities	(7,132)	201	(48,852)	5,767	(50,016)
Net increase (decrease) in cash and cash equivalents	—	(78,973)	42,540	—	(36,433)
Cash and cash equivalents at beginning of year	21	298,235	169,814	—	468,070
Cash and cash equivalents at end of year	$21	$219,262	$212,354	$—	$431,637

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(107,667)	$72,034	$—	$—	$(35,633)
Cash flows from investing activities:
Capital expenditures	—	(65,625)	—	—	(65,625)
Proceeds from the sale of assets	—	49	—	—	49
Contributions to affiliate	—	(9,033)	—	9,033	—
Increase in escrow deposit for redemption of long-term debt	—	(195,847)	—	—	(195,847)
Net cash used in investing activities	—	(270,456)	—	9,033	(261,423)
Cash flows from financing activities:
Additions to long-term debt	350,000	—	—	—	350,000
Payments on long-term debt	(148,833)	(50)	—	—	(148,883)
Prepayment fee on early retirement	(11,847)	—	—	—	(11,847)
Deferred financing costs	(7,402)	—	—	—	(7,402)
Dividends paid	(10,516)	—	—	—	(10,516)
Repurchases of common stock	(72,768)	—	—	—	(72,768)
Contributions from affiliates	9,033	—	—	(9,033)	—
Excess tax benefit from stock-based compensation	—	(7,130)	—	—	(7,130)
Net cash provided by (used in) financing activities	107,667	(7,180)	—	(9,033)	91,454
Net decrease in cash and cash equivalents	—	(205,602)	—	—	(205,602)
Cash and cash equivalents at beginning of year	21	453,946	—	—	453,967
Cash and cash equivalents at end of year	$21	$248,344	$—	$—	$248,365

21. Western Refining Logistics, LP
WNRL is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. WNRL's assets consist of pipeline and gathering assets and terminalling, transportation and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 7.9 million barrels of active storage capacity, as well as other assets. The majority of WNRL's assets are integral to the operations of Western's refineries located in El Paso, Texas and near Gallup, New Mexico.
We held a 65.3% limited partner interest in WNRL at March 31, 2014, including a non-economic general partner interest. This interest includes 6,998,500 common partnership units and 22,811,000 subordinated partnership units. All intercompany transactions with WNRL are eliminated upon consolidation.
WNRL generates revenue by charging fees for gathering, transporting and storing crude oil and for terminalling, transporting and storing crude oil and refined products. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to WNRL.
WNRL provides us with various pipeline transportation, terminal distribution and storage services under long-term, fee‑based commercial agreements expiring in 2023. These agreements contain minimum volume commitments. Each agreement has fees that are indexed for inflation and provides us with options to renew for two additional five-year terms.
In addition to commercial agreements, we are also party to an omnibus agreement with WNRL that among other things provides for reimbursement to us for various general and administrative services provided to WNRL. We are also party to an operational services agreement with WNRL, under which we are reimbursed personnel services provided by Western in support of WNRL's operations of its pipelines, terminals and storage facilities.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

WNRL entered into a credit agreement that provides for a $300 million senior secured revolving credit facility, expiring October 16, 2018. The revolving credit facility will be available to fund working capital, acquisitions, distributions, capital expenditures and for other general partnership purposes. See Note 9, Long-Term Debt for additional disclosure.
On January 31, 2014, WNRL's general partner's board of directors declared a quarterly cash distribution of $0.2407 per unit for the prorated period of October 16, 2013 through December 31, 2013 and corresponds to the prorated minimum quarterly distribution of $0.2875 per unit. WNRL paid the distribution on February 24, 2014 to all unitholders of record on February 14, 2014. WNRL paid no distributions prior to this date. On May 2, 2014, our general partner's board of directors declared a quarterly cash distribution of $0.2975 per unit for the period January 1, 2014 through March 31, 2014. We have scheduled payment of the distribution for May 26, 2014.

22. Acquisitions
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
NTI's assets are located in the Upper Great Plains region and include a refinery in St. Paul Park, Minnesota that has an 89,500 barrel per day refining capacity. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold to markets primarily located in the Upper Great Plains of the United States. NTI also operates convenience stores under the SuperAmerica brand that are primarily located in Minnesota and Wisconsin and sell gasoline, merchandise and in some locations, diesel fuel.
The allocation of the purchase price was based upon a preliminary valuation. Our estimates and assumptions are subject to change during the purchase price allocation period that will end in the third quarter of 2014. The preliminary allocation of the aggregate purchase price of NTI as of March 31, 2014, is summarized as follows (in thousands):

Net working capital	$95,937
Property, plant and equipment	916,705
Intangible assets	38,200
Other assets	114,000
Long-term debt	(278,438)
Other liabilities	(50,743)
Non-controlling interest	(1,357,704)
Fair value of net assets acquired	(522,043)
Goodwill	1,297,043
Purchase price	$775,000

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The consolidated statements of operations include the results of NTI’s operations for the three months ended March 31, 2014. The following unaudited pro forma information assumes that (i) the acquisition of NTI occurred on January 1, 2012; (ii) $550.0 million was borrowed to fund the NTI acquisition on January 1, 2012, resulting in increased financing costs of $5.5 million for the three months ended March 31, 2013; (iii) $8.9 million increased depreciation and amortization expense for the three months ended March 31, 2013 for the increased estimated fair values of assets acquired beginning January 1, 2012; and (iv) income tax expense increased as a result of the increased operating income offset by increased depreciation, amortization and interest expense of $16.4 million for the three months ended March 31, 2013.

Three Months Ended
March 31,
2013
(In thousands, except per share data)
Net sales	$3,230,417
Operating income	2,945,005
Net income	171,832

Basic earnings per share	$1.17
Diluted earnings per share	0.93
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
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K") and elsewhere in this report. You should read such "Risk Factors" and "Forward-Looking Statements" in this report. In this Item 2, all references to "Western Refining," "the Company," "Western," "we," "us," and "our" refer to Western Refining, Inc. and its subsidiaries, unless the context otherwise requires or where otherwise indicated.
Company Overview
We are an independent crude oil refiner and marketer of refined products incorporated in September 2005 under Delaware law with principal offices located in El Paso, Texas. Our stock trades on the New York Stock Exchange ("NYSE") under the symbol "WNR". We own certain operating assets directly; the controlling general partner interest and a 65.3% limited partner interest in Western Refining Logistics, LP ("WNRL") and the controlling general partner interest and a 38.7% limited partner interest in Northern Tier Energy LP ("NTI"). WNRL and NTI common partnership units trade on the NYSE under symbols "WNRL" and "NTI," respectively.
We sell refined products on a wholesale basis in Arizona, Colorado, the Mid-Atlantic region, New Mexico, the Upper Great Plains region and West Texas through bulk and rack marketing networks and we sell refined products through two retail networks with a total of 472 company-owned and franchised retail sites in the U.S. Our refined products are produced by three refineries: one in El Paso, Texas (128,000 barrel per day, or bpd), one near Gallup in the Four Corners region of northern New Mexico (25,000 bpd) and a third in St. Paul Park, Minnesota (89,500 bpd).
During 2013, we formed WNRL, a fee-based Delaware master limited partnership, to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets. On October 10, 2013, WNRL's common partnership units began trading on the NYSE. On October 16, 2013, WNRL completed its initial public offering (the "Offering") of common units representing limited partner interests to the public. We own a 65.3% limited partner interest in WNRL and the public has a 34.7% limited partner interest. We control WNRL through our 100% ownership of the general partner of WNRL and through control of the majority of outstanding common partnership units. WNRL is primarily involved in providing logistical services to our refineries in the Southwest.
On November 12, 2013, Western and Northern Tier Holdings LLC ("NTH") entered into a purchase agreement whereby we purchased from NTH all of NTH’s interests in NT InterHoldCo LLC, a wholly-owned subsidiary of NTH that holds all of the membership interests in Northern Tier Energy GP LLC, the general partner of NTI and common partnership units representing a 38.7% limited partner interest in NTI. NTI owns and operates an 89,500 bpd refinery in St. Paul Park, Minnesota. NTI operates 164 convenience stores and supports 79 franchised convenience stores. NTI's primary areas of operation include Minnesota, South Dakota and Wisconsin. We control NTI through our 100% ownership of the general partner of NTI.
We report our operating results in five business segments: the refining segment, the wholesale segment, the retail segment, WNRL and NTI.

•
Our refining segment operates two refineries in the Southwest owned by Western that process crude oil and other feedstocks primarily into gasoline, diesel fuel, jet fuel and asphalt. We market refined products to a diverse customer base including wholesale distributors and retail chains.

•
Our wholesale segment includes a fleet of crude oil and refined product truck transports and wholesale petroleum product operations in the Southwest region. The wholesale segment also sells refined products in the Mid-Atlantic region. Wholesale receives its product supply from the refining segment and third-party suppliers.

•	Our retail segment operates retail convenience stores located in the Southwest that sell gasoline, diesel fuel and convenience store merchandise.

•	WNRL owns and operates terminal, storage and transportation assets and provides related services primarily to our refining segment in the Southwest.

•
NTI owns and operates refining and transportation assets and operates retail convenience store assets and supports franchised retail convenience stores primarily in the Upper Great Plains region of the U.S.

See Note 3, Segment Information, in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for detailed information on our operating results by business segment.
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
Other impacts to our overall refinery gross margins include the sale of lower value products such as residuum and propane as well as refinery production loss. Higher crude costs tend to have a narrowing effect on the margin for lower value product sales. Our refinery product yield volume is less than our total refinery throughput volume; a higher yield loss negatively impacts our gross margin. Also affecting refining margins within refinery cost of products sold is the impact of our economic hedging activity entered into primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product and blendstock inventories. Consolidated cost of products sold for the three months ended March 31, 2014 includes $89.7 million of realized and non-cash unrealized net gains from our economic hedging activities that are recorded in refining cost of products sold. The non-cash unrealized net gains included in this total were $74.0 million for the period. Our results of operations are also significantly affected by our refineries’ direct operating expenses, especially the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
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
Periodically we have planned maintenance turnarounds at our refineries that are expensed as incurred. We completed a refinery maintenance turnaround at our Gallup refinery during October 2012. In the first quarter of 2013, we completed a scheduled maintenance turnaround for the north side units of the El Paso refinery and we completed a scheduled maintenance turnaround for the south side units of the El Paso refinery during the first quarter of 2014.
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
Prior to August 31, 2012, we purchased refined products to sell through our wholesale segment in the Mid-Atlantic region from various third parties. On August 31, 2012, we entered into an exclusive supply and marketing agreement with a third party covering activities related to our refined product supply, hedging and sales in the Mid-Atlantic region. Under the supply agreement, we receive monthly distribution amounts from the supplier equal to one-half of the amount by which our refined product sales exceeds the supplier's costs of acquiring, transporting and hedging the refined product. To the extent our refined product sales do not exceed the refined product costs during any month, we pay one-half of that amount to the supplier. Our payments to the supplier are limited to an aggregate annual amount of $2.0 million.
Retail. Earnings and cash flows from our retail business segment are primarily affected by the sales volumes and margins of gasoline and diesel fuel and by the sales and margins of merchandise sold at our retail stores. Margins for gasoline and diesel fuel sales are equal to the sales price less the delivered cost of the fuel and motor fuel taxes and are measured on a cpg basis. Fuel margins are impacted by competition, local and regional supply and demand. Margins for retail merchandise sold are equal to retail merchandise sales less the delivered cost of the merchandise, net of supplier discounts and inventory shrinkage and are measured as a percentage of merchandise sales. Merchandise sales are impacted by convenience or location, branding and competition. Our retail sales reflect seasonal trends such that operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year.
WNRL. WNRL generates substantially all of its revenues under fee-based agreements with Western. These contracts should generate stable and predictable cash flows and limit WNRL's direct exposure to commodity price fluctuations to the loss allowance provisions in such commercial agreements. Pursuant to its contracts with Western, WNRL generally does not have exposure to variability in the prices of the hydrocarbons and other products it handles, although these risks indirectly influence its activities and results of operations over the long term. WNRL's terminal throughput volumes depend primarily on the volume of refined and other products produced at Western’s refineries that, in turn, is ultimately dependent on Western’s refining margins.
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
WNRL may acquire additional logistics assets from Western or third parties. Under the omnibus agreement entered into in connection with its initial public offering, subject to certain exceptions, WNRL has rights of first offer on certain logistics assets retained by Western to the extent Western decides to sell, transfer or otherwise dispose of any of those assets. WNRL also has rights of first offer to acquire additional logistics assets in the Permian Basin or the Four Corners area that Western may construct or acquire in the future. In addition, WNRL plans to pursue strategic asset acquisitions from third parties to the extent such acquisitions complement WNRL's or Western’s existing asset base or provide attractive potential returns in new areas within its geographic footprint.
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
NTI is currently planning a partial maintenance turnaround to occur during 2014 for its gas oil hydrotreater unit at an estimated cost of $10.0 million to $15.0 million. The refinery is currently expected to have reduced throughputs during the period that is required to complete this partial turnaround.
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
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.
Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have a significant impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations and cash flows when implemented.

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three months ended March 31, 2014 and 2013. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.
The information presented includes the results of operations of NTI and WNRL for the three months ended March 31, 2014 without comparable information for the prior period. NTI was acquired on November 12, 2013. WNRL's operations began on October 16, 2013. In addition to the impact of the non-controlling interest in net income of NTI and WNRL, refinery margins have decreased due to additional fees paid by Western to WNRL for logistic services and refining direct operating expenses have decreased for the costs associated with WNRL that are no longer included in refining direct operating costs. Consequently, our results of operations for 2014 are not fully comparable with prior periods.

Consolidated
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	Three Months Ended
	March 31,
	2014	2013	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$3,725,143	$2,186,217	$1,538,926
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	3,160,737	1,797,184	1,363,553
Direct operating expenses (exclusive of depreciation and amortization) (1)	198,349	121,860	76,489
Selling, general and administrative expenses	58,732	26,552	32,180
Acquisition related severance costs	9,399	—	9,399
Loss on disposal of assets, net	886	—	886
Maintenance turnaround expense	46,446	43,168	3,278
Depreciation and amortization	46,410	24,332	22,078
Total operating costs and expenses	3,520,959	2,013,096	1,507,863
Operating income	204,184	173,121	31,063
Other income (expense):
Interest income	195	151	44
Interest expense and other financing costs	(26,860)	(17,988)	(8,872)
Amortization of loan fees	(2,097)	(1,604)	(493)
Loss on extinguishment of debt	(8)	(22,047)	22,039
Other, net	1,482	197	1,285
Income before income taxes	176,896	131,830	45,066
Provision for income taxes	(49,199)	(48,111)	(1,088)
Net income	127,697	83,719	43,978
Less net income attributed to non-controlling interest (2)	42,151	—	42,151
Net income attributable to Western Refining, Inc.	$85,546	$83,719	$1,827

Basic earnings per share	$1.07	$0.96	$0.11
Diluted earnings per share	$0.88	$0.81	$0.07
Dividends declared per common share	$0.26	$0.12	$0.14
Weighted average basic shares outstanding	79,729	86,726	(6,997)
Weighted average dilutive shares outstanding	102,522	109,097	(6,575)

(1)
Excludes $1,058.2 million and $1,009.1 million of intercompany sales; $1,054.3 million and $1,007.0 million of intercompany cost of products sold; and $3.9 million and $2.1 million of intercompany direct operating expenses for the three months ended March 31, 2014 and 2013, respectively.

(2)	Net income attributed to non-controlling interest for the three months ended March 31, 2014 consisted of income from NTI and WNRL in the amount of $38.4 million and $3.8 million, respectively.

	Three Months Ended
	March 31,
	2014	2013	Change
	(In thousands)
Economic Hedging Activities Recognized Within Cost of Products Sold
Realized hedging gain (loss), net	$15,744	$(28,819)	$44,563
Unrealized hedging gain (loss), net	73,972	(1,723)	75,695
Total hedging gain (loss), net	$89,716	$(30,542)	$120,258

Cash Flow Data
Net cash provided by (used in):
Operating activities	$64,032	$(35,633)	$99,665
Investing activities	(50,449)	(261,423)	210,974
Financing activities	(50,016)	91,454	(141,470)

Other Data
Adjusted EBITDA (1)	$225,631	$242,692	$(17,061)
Capital expenditures	50,598	65,625	(15,027)

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

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA.

	Three Months Ended
	March 31,
	2014	2013	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$85,546	$83,719	$1,827
Net income attributed to non-controlling interest	42,151	—	42,151
Interest expense and other financing costs	26,860	17,988	8,872
Provision for income taxes	49,199	48,111	1,088
Amortization of loan fees	2,097	1,604	493
Loss on disposal of assets, net	886	—	886
Depreciation and amortization	46,410	24,332	22,078
Maintenance turnaround expense	46,446	43,168	3,278
Loss on extinguishment of debt	8	22,047	(22,039)
Unrealized (gain) loss on commodity hedging transactions	(73,972)	1,723	(75,695)
Adjusted EBITDA	$225,631	$242,692	$(17,061)
Overview. Net income attributable to Western Refining, Inc. is a consolidated total that includes our portion of the income generated by NTI. Excluding this source of income that is not comparable to the first quarter of the prior year, net income decreased by $40.0 million. The decrease in net income was primarily due to lower refining margins partially offset by economic hedging activities. We discuss economic hedging and refining margins in detail within our Refining Segment analysis under Refinery Gross Margin.
We analyze segment margins as a function of net sales less cost of products sold (exclusive of depreciation and amortization). At a consolidated level, our margin increased by $175.4 million due to current period margins for NTI of $189.9 million and additional revenue contribution from WNRL of $0.7 million, with no comparable activity in the prior period, and increases of $4.5 million and $1.9 million from our wholesale and retail segments, respectively, offset by a decrease of $21.6 million from our refining segment, net of intercompany transactions that eliminate in consolidation.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to NTI direct operating expenses of $67.2 million for the three months ended March 31, 2014 with no comparable activity in the prior period. The increase also resulted from increases of $2.6 million and $1.5 million from our wholesale and retail segments, respectively.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses resulted from $27.1 million of selling, general and administrative expenses from our NTI segment for the three months ended March 31, 2014 with no comparable activity in the prior period. The increase was also due to an increase of $2.5 million in corporate overhead. WNRL operations, our acquisition of NTI's general partner and other systems implementations increased our corporate overhead through higher professional and legal services and information technology expenses during the current quarter.
Acquisition Severance Costs. The acquisition severance costs are related to severance payments related to Western's acquisition of NTI's general partner.
Loss on Disposal of Assets, Net. The net loss during the three months ended March 31, 2014 was from the sale of certain refinery assets.
Maintenance Turnaround Expense. During the three months ended March 31, 2014, we incurred turnaround expenses for a turnaround of the south side units of the El Paso refinery. During the three months ended March 31, 2013, we incurred turnaround expenses in connection with the turnaround of the north side units of the El Paso refinery.
Depreciation and Amortization. The increase between periods is primarily due to additional depreciation associated with NTI assets of $19.0 million with no comparable activity in the prior period. There was also additional depreciation resulting from assets capitalized during the first quarter of 2013 for the north side units of the El Paso refinery and additional depreciation associated with our logistics assets related to the ongoing expansion of our Delaware Basin logistics system.

Operating Income. The increase was primarily the result of economic hedging activity offset by lower refining margins. NTI's operating income for the three months ended March 31, 2014 was $67.3 million with no comparable activity in the prior period. Increased El Paso turnaround expenses in the current year partially offset the increase in operating income.
Interest Income. Interest income for the three months ended March 31, 2014 and 2013 remained relatively unchanged.
Interest Expense and Other Financing Costs. The increase in interest expense from prior periods was attributable to higher debt levels in the current quarter resulting from the issuance of senior unsecured notes on March 25, 2013, and the term loan agreement entered into on November 12, 2013 and the additional interest related to the NTI Senior Secured Notes.
Amortization of Loan Fees. The increase in amortization of loan fees was due to the issuance of senior unsecured notes on March 25, 2013 and the term loan agreement entered into on November 12, 2013.
Loss on Extinguishment of Debt. The loss recorded for the three months ended March 31, 2013 was attributable to the tender offer for our Senior Secured Notes.
Other, Net. Other income, net, for the three months ended March 31, 2014 is related to equity investment income.
Provision for Income Taxes. We recorded income tax expense for the three months ended March 31, 2014 and 2013. The effective tax rates for the three months ended March 31, 2014 and 2013 were 27.8% and 36.5%, respectively, compared to the federal statutory rate of 35%. The effective tax rate for the three months ended March 31, 2014 was lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in WNRL and NTI. The effective tax rate for the three months ended March 31, 2013 was higher than the statutory tax rate primarily due to state obligations offset by the Domestic Production Activity Deduction.
See additional analysis under the Refining, Wholesale, Retail, WNRL and NTI segments.

Refining Segment
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	Three Months Ended
	March 31,
	2014	2013	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales) (1)	$2,041,199	$1,776,086	$265,113
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	1,759,198	1,442,152	317,046
Direct operating expenses (exclusive of depreciation and amortization)	72,737	81,875	(9,138)
Selling, general and administrative expenses	7,130	6,754	376
Loss on disposal of assets, net	484	—	484
Maintenance turnaround expense	46,446	43,168	3,278
Depreciation and amortization	19,468	20,254	(786)
Total operating costs and expenses	1,905,463	1,594,203	311,260
Operating income	$135,736	$181,883	$(46,147)
Key Operating Statistics
Total sales volume (bpd) (1)	200,750	160,633	40,117
Total refinery production (bpd)	135,000	120,712	14,288
Total refinery throughput (bpd) (3)	137,486	122,373	15,113
Per barrel of throughput:
Refinery gross margin (2) (4)	$22.79	$30.32	$(7.53)
Refinery gross margin excluding hedging activities (2) (4)	15.47	33.09	(17.62)
Gross profit (2) (4)	21.22	28.48	(7.26)
Direct operating expenses (5)	5.88	7.43	(1.55)
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries (El Paso and Gallup)

	Three Months Ended
	March 31,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	66,918	67,613	(695)
Diesel and jet fuel	56,102	45,040	11,062
Residuum	4,349	4,083	266
Other	7,631	3,976	3,655
Total refinery production (bpd)	135,000	120,712	14,288
Refinery throughput (bpd):
Sweet crude oil	113,443	100,123	13,320
Sour crude oil	19,106	21,368	(2,262)
Other feedstocks and blendstocks	4,937	882	4,055
Total refinery throughput (bpd) (3)	137,486	122,373	15,113

El Paso Refinery

	Three Months Ended
	March 31,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	49,365	51,522	(2,157)
Diesel and jet fuel	47,666	37,948	9,718
Residuum	4,349	4,083	266
Other	5,820	3,235	2,585
Total refinery production (bpd)	107,200	96,788	10,412
Refinery throughput (bpd):
Sweet crude oil	87,863	77,068	10,795
Sour crude oil	19,106	21,368	(2,262)
Other feedstocks and blendstocks	2,171	(490)	2,661
Total refinery throughput (bpd) (3)	109,140	97,946	11,194
Total sales volume (bpd) (1)	127,496	128,494	(998)
Per barrel of throughput:
Refinery gross margin (2) (4)	$15.78	$34.57	$(18.79)
Direct operating expenses (5)	4.89	6.10	(1.21)

Gallup Refinery

	Three Months Ended
	March 31,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	17,553	16,091	1,462
Diesel and jet fuel	8,436	7,092	1,344
Other	1,811	741	1,070
Total refinery production (bpd)	27,800	23,924	3,876
Refinery throughput (bpd):
Sweet crude oil	25,580	23,055	2,525
Other feedstocks and blendstocks	2,766	1,372	1,394
Total refinery throughput (bpd) (3)	28,346	24,427	3,919
Total sales volume (bpd) (1)	33,198	32,139	1,059
Per barrel of throughput:
Refinery gross margin (2) (4)	$13.56	$26.77	$(13.21)
Direct operating expenses (5)	8.44	10.07	(1.63)

(1)
Refining net sales for the three months ended March 31, 2014 include $354.4 million representing 40,056 bpd in crude oil sales to third-parties without comparable activity in 2013. The majority of the crude oil sales resulted from the purchase of barrels in excess of what was required for production purposes in the El Paso and Gallup refineries.

(2)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Three Months Ended
	March 31,
	2014	2013	Change
	(In thousands)
Realized hedging gain (loss), net	$16,484	$(28,819)	$45,303
Unrealized hedging gain (loss), net	74,138	(1,723)	75,861
Total hedging gain (loss), net	$90,622	$(30,542)	$121,164

(3)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(4)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refineries’ total throughput volumes for the respective periods presented. Net realized and net non‑cash unrealized economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Refinery sales and cost of products sold are direct components of our Condensed Consolidated Statement of Operations that includes the netting effect of intercompany sales and cost eliminations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

The following table reconciles combined gross profit for all refineries to combined gross margin for all refineries for the periods presented:

	Three Months Ended
	March 31,
	2014	2013	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,041,199	$1,776,086	$265,113
Cost of products sold (exclusive of depreciation and amortization)	1,759,198	1,442,152	317,046
Depreciation and amortization	19,468	20,254	(786)
Gross profit	262,533	313,680	(51,147)
Plus depreciation and amortization	19,468	20,254	(786)
Refinery gross margin	$282,001	$333,934	$(51,933)
Refinery gross margin per refinery throughput barrel	$22.79	$30.32	$(7.53)
Gross profit per refinery throughput barrel	$21.22	$28.48	$(7.26)

(5)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Overview. The decrease in operating income, excluding commodity hedging activities, resulted from lower refining margins influenced by weaker industry crack spreads compared to historically high refining cracks experienced in the first quarter of 2013 and lower crude oil discounts during the current quarter compared to the prior year.

During the current quarter, our margins were affected by the negative impact of the narrowing differential between WTI crude oil and Brent crude oil. This impact was offset somewhat at our El Paso refinery by the widening discount between WTI Midland crude oil compared to WTI Cushing crude oil. We discuss these discounts further under Refinery Gross Margin below. Lower quarter over quarter direct operating expenses caused a slight offset to the operating income decrease. Higher throughput volumes at both refineries were the result of the capacity increases gained through completion of the north side crude unit turnaround at El Paso in the first quarter of 2013 and process improvements at our Gallup refinery. Our El Paso refinery experienced lower throughput volume average in both quarters due to turnaround activity in both periods.
Refinery Gross Margin. Refinery gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Excluding the impact of hedging activities, refining margin per throughput barrel decreased in a manner consistent with the decrease in industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread fell to $16.60 in the first quarter of 2014 from $28.34 in the first quarter of 2013. Our crude oil purchases are based on pricing tied to WTI that in recent quarters has traded at a significant discount to Brent crude oil. During the first quarter this differential declined to an average of $9.52 per barrel and, while it positively impacted our margins, the benefit was less than in the same period in 2013 when the discount averaged $18.28 per barrel. During 2013 and through the first three months of 2014 our refining margins reflected the positive impact of the price differential between WTI Cushing crude oil and WTI Midland crude oil. During the first quarter of 2014 our El Paso refinery averaged a WTI Midland/Cushing discount of $6.06 per barrel compared to $3.37 for the first quarter of 2013 that helped to somewhat offset the impact of the narrowing of cracks and the WTI/Brent differential.
Refinery gross margin was also affected by first quarter 2014 net realized and unrealized economic hedging gains versus net losses in the prior year's first quarter. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging gains when forward spreads are valued beneath our fixed contract margins. We record hedging gains or losses in cost of product sold that directly impacts our refining gross margin.
Our refining margins were also affected by the higher cost of Renewable Identification Numbers ("RINs"). The net cost of RINs was $10.0 million for the three months ended March 31, 2014 compared to $4.6 million for the three months ended March 31, 2013. Total refinery throughput increased by 1.4 million barrels quarter over quarter primarily due to increased intermediate feedstock runs subsequent to the turnaround of the south side units of our El Paso refinery during the first quarter of 2014. Our refined product sales volume increased to 18.1 million barrels during the first quarter of 2014 from 14.5 million barrels during the first quarter of 2013.
Concurrent with the closing of its initial public offering on October 16, 2013, we entered into fee-based commercial and service agreements with WNRL under which WNRL operates assets that we contributed for the purpose of generating fee‑based revenues. Under these agreements, WNRL provides various pipeline, gathering, transportation, terminalling and storage services to us. We pay fees for these services based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity. We recorded all of the fees that we paid to WNRL within refining cost of products sold and for the three months ended March 31, 2014. Our cost of products sold for the combined refining segment includes WNRL fees of $31.7 million with no comparable activity in prior periods.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased quarter over quarter primarily due to WNRL commencing operations following its initial public offering on October 16, 2013 and its subsequent accounting for certain expenses related to the assets that we contributed. Prior to WNRL's offering we recorded all direct operating expenses that are now a part of WNRL operations within the refining segment. Therefore, refining direct operating expenses no longer include terminalling, transportation and other similar operating expenses related to the assets transferred to WNRL subsequent to WNRL's offering and are not entirely comparable to prior periods.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the quarter due to increases in professional and legal services ($0.2 million), outside support services ($0.2 million) and information technology expenses ($0.1 million). These increases were offset by the impact of WNRL's initial public offering as discussed above.
Loss on Disposal of Assets, Net. The loss on disposal of assets for the three months ended March 31, 2014 resulted from the sale of certain refinery assets.
Maintenance Turnaround Expense. During the three months ended March 31, 2014, we incurred turnaround expenses for a 2014 turnaround for the south side units of the El Paso refinery. During the three months ended March 31, 2013, we incurred turnaround expenses in connection with the turnaround for the north side units of the El Paso refinery.

Depreciation and Amortization. Depreciation and amortization decreased due to WNRL's initial public offering as discussed above. This decrease was partially offset by additional depreciation at our El Paso refinery ($1.2 million) primarily resulting from assets capitalized during the first quarter of 2013 for the north side units of the El Paso refinery.

Wholesale Segment
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	Three Months Ended
	March 31,
	2014	2013	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$1,172,418	$1,133,717	$38,701
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,139,235	1,105,024	34,211
Direct operating expenses (exclusive of depreciation and amortization)	18,630	16,064	2,566
Selling, general and administrative expenses	2,878	2,905	(27)
Gain on disposal of assets, net	(4)	—	(4)
Depreciation and amortization	1,172	965	207
Total operating costs and expenses	1,161,911	1,124,958	36,953
Operating income	$10,507	$8,759	$1,748
Key Operating Data
Fuel gallons sold	384,728	355,633	29,095
Fuel gallons sold to retail (included in fuel gallons sold)	61,594	61,428	166
Average fuel sales price per gallon	$3.15	$3.31	$(0.16)
Average fuel cost per gallon	3.09	3.24	(0.15)
Fuel margin per gallon (1)	0.07	0.08	(0.01)

Lubricant gallons sold	3,024	2,900	124
Average lubricant sales price per gallon	$11.67	$11.00	$0.67
Average lubricant cost per gallon	10.54	9.91	0.63
Lubricant margin (2)	9.7%	9.9%	(0.2)%
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Three Months Ended
	March 31,
	2014	2013	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$1,210,937	$1,176,037	$34,900
Excise taxes included in fuel sales	(87,243)	(83,237)	(4,006)
Lubricant sales	35,292	31,893	3,399
Other sales	13,432	9,024	4,408
Net sales	$1,172,418	$1,133,717	$38,701
Cost of Products Sold
Fuel cost of products sold	$1,188,044	$1,153,357	$34,687
Excise taxes included in fuel cost of products sold	(87,243)	(83,237)	(4,006)
Lubricant cost of products sold	31,885	28,743	3,142
Other cost of products sold	6,549	6,161	388
Cost of products sold	$1,139,235	$1,105,024	$34,211
Fuel margin per gallon (1)	$0.07	$0.08	$(0.01)

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

Overview. The increase in operating income was primarily due to increased truck freight revenue from trucking activity in the Permian Basin area.
Wholesale Gross Margin. We analyze gross margin as a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Wholesale gross margin increased by $4.5 million consistent with increased overall industry trends in addition to truck freight revenue from crude oil gathering activity in the Permian Basin area.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter due to an increase in employee expenses ($1.6 million), operating materials and supplies ($0.5 million), leases expense ($0.4 million) offset by decreased remediation expenses ($0.4 million).
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively unchanged quarter over quarter.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged quarter over quarter.

Retail Segment
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	Three Months Ended
	March 31,
	2014	2013	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$279,577	$285,553	$(5,976)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	249,183	257,014	(7,831)
Direct operating expenses (exclusive of depreciation and amortization)	27,583	26,054	1,529
Selling, general and administrative expenses	2,182	1,967	215
Depreciation and amortization	2,732	2,672	60
Total operating costs and expenses	281,680	287,707	(6,027)
Operating income	$(2,103)	$(2,154)	$51
Key Operating Data
Fuel gallons sold	73,387	72,882	505
Average fuel sales price per gallon	$3.34	$3.38	$(0.04)
Average fuel cost per gallon	3.20	3.24	(0.04)
Fuel margin per gallon (1)	0.14	0.14	—

Merchandise sales	$60,470	$57,826	$2,644
Merchandise margin (2)	28.9%	28.3%	0.6%
Operating retail outlets at period end	229	222	7
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Three Months Ended
	March 31,
	2014	2013	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales	$244,990	$246,098	$(1,108)
Excise taxes included in fuel sales	(28,702)	(28,623)	(79)
Merchandise sales	60,470	57,826	2,644
Other sales	2,819	10,252	(7,433)
Net sales	$279,577	$285,553	$(5,976)
Cost of Products Sold
Fuel cost of products sold	$234,816	$236,125	$(1,309)
Excise taxes included in fuel cost of products sold	(28,702)	(28,623)	(79)
Merchandise cost of products sold	42,976	41,457	1,519
Other cost of products sold	93	8,055	(7,962)
Cost of products sold	$249,183	$257,014	$(7,831)
Fuel margin per gallon (1)	$0.14	$0.14	$—

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

Overview. We added seven new stores in the fourth quarter of 2013 and one new store in the first quarter of 2014 to our retail network that do not have comparable activity in 2013. Additionally, we closed one store in the fourth quarter of 2013. The increase in operating income was primarily due to increased operating margins coupled with higher fuel sales volumes.
Retail Gross Margin. Retail gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The increase in retail gross margin quarter over quarter was primarily the result of increased merchandise gross margin and increased other sales gross margin. The effect of the new retail outlets added during the fourth quarter of 2013 and the first quarter of 2014 was an increase in retail gross margin of $1.2 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses quarter over quarter was primarily due to increased same store credit card processing fees ($0.1 million), maintenance expense ($0.1 million) and employee expense ($0.4 million). The addition of the new outlets generated an additional $1.0 million in current quarter's expenses.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily due to an increase in first quarter's accrual for annual bonus for 2014 versus 2013.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged quarter over quarter.

WNRL
The following table sets forth the summary operating results for WNRL. WNRL recognizes revenue for crude oil and refined petroleum product pipeline transportation and for crude oil and refined petroleum product terminalling and storage based on contractual rates and agreements. WNRL derived a substantial portion of its revenue from service revenues charged to Western. Prior to the Offering, Western did not charge or record revenue for intercompany gathering, pipeline transportation, terminalling and storage services. Therefore, there is no comparable activity prior to WNRL's commencement of operations on October 16, 2013.

Three Months Ended
March 31,
2014
(In thousands, except key operating statistics)
Revenues:
Affiliate	$32,056
Third-party	701
Total revenues	32,757
Operating costs and expenses:
Operating and maintenance expenses	16,135
General and administrative expenses	1,975
Depreciation and amortization	3,244
Total operating costs and expenses	21,354
Operating income	$11,403
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	15,343
Four Corners system (1)	41,015
Gathering (truck offloading):
Permian/Delaware Basin system	22,164
Four Corners system	11,400
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	340,588

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

Three Months Ended
March 31,
2014
(In thousands, except per barrel data)
Net sales	$1,257,378
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,067,390
Direct operating expenses (exclusive of depreciation and amortization)	67,181
Selling, general and administrative expenses	27,105
Gain on disposal of assets, net	(12)
Depreciation and amortization	18,985
Total operating costs and expenses	1,180,649
Operating income	$76,729
Key Operating Statistics
Total sales volume (bpd)	89,162
Total refinery production (bpd)	92,932
Total refinery throughput (bpd) (2)	92,628
Per barrel of throughput:
Refinery gross margin (1) (3)	$18.07
Refinery gross margin excluding hedging activities (1) (3)	18.18
Gross profit (1) (3)	16.02
Direct operating expenses (4)	4.49
Retail fuel gallons sold (in thousands)	73,039
Retail fuel margin per gallon (5)	$0.19
Merchandise sales	78,548
Merchandise margin (6)	25.9%

Company-operated retail outlets at period end	164
Franchised retail outlets at period end	79

(1)
Cost of products sold for NTI includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging losses are also included in the combined gross profit and refinery gross margin.

Three Months Ended
March 31,
2014
(In thousands)
Realized hedging loss, net	$(739)
Unrealized hedging loss, net	(167)
Total hedging loss, net	$(906)

(2)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

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
The following table reconciles gross profit to gross margin for the St. Paul Park refinery for the period presented:

Three Months Ended
March 31,
2014
(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,243,595
Cost of products sold (exclusive of depreciation and amortization)	1,092,931
Depreciation and amortization	17,090
Gross profit	133,574
Plus depreciation and amortization	17,090
Refinery gross margin	$150,664
Refinery gross margin per refinery throughput barrel	$18.07
Gross profit per refinery throughput barrel	$16.02

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

Outlook
Our refining margins, excluding net realized and net non-cash unrealized gain or loss on hedging activities, were weaker in the first quarter of 2014 compared to the first quarter of 2013. The Gulf Coast benchmark 3:2:1 crack spread declined from an average of $28.34 for the three months ended March 31, 2013 to an average of $16.60 for the three months ended March 31, 2014. Western's and NTI's refining margins in recent years have benefited from the price relationship between WTI crude oil and Brent crude oil. Western and NTI both base their crude oil purchases on pricing tied to WTI and during the first quarter of 2014, the discount of WTI crude oil to Brent crude oil declined to an average of $9.52 per barrel for the quarter from an average of $18.28 per barrel for the first quarter of 2013. However, the WTI/Brent discount has been volatile recently due to continued strong growth of inland crude production and new and proposed crude oil pipeline capacity additions in the Permian Basin and in Cushing, Oklahoma. The WTI/Brent discount year-to-date through May 2, 2014 has averaged $8.53 per barrel. The Gulf Coast benchmark 3:2:1 crack spread year-to-date through May 2, 2014 has averaged $17.57 per barrel. NTI’s location also allows them direct access, via pipeline, to cost-advantaged crude oil from the Bakken Shale in North Dakota and other Canadian crude oils that may price at substantial discounts to WTI.
During 2013 and the first quarter of 2014, we experienced significant volatility in the pricing of ethanol RINs as refiners essentially achieved full utilization of ethanol in gasoline blends. We expect this volatility to continue as the industry strives to meet Renewable Fuel Standard obligations.

Liquidity and Capital Resources
Our primary sources of liquidity are from cash from operations, cash on hand, availability under the Western Revolving Credit Facility and distributions attributable to us from NTI and WNRL. To a lesser extent, we also generate liquidity from the issuance of securities.
As of March 31, 2014, we had cash and cash equivalents of $431.6 million including WNRL cash of $83.0 million and NTI cash of $129.4 million and had no direct borrowings under any of the Western, NTI or WNRL Revolving Credit Facilities. As a result, Western had $846.7 million in total liquidity as of March 31, 2014, defined as Western’s cash and cash equivalents plus net availability under the Western Revolving Credit Facility.
Our board of directors has authorized three separate share repurchase programs of up to $200 million under each program (the "July 2012 Program," "April 2013 Program" and "January 2014 Program"). Through May 2, 2014, we have utilized the entire $200.0 million authorized under the July 2012 Program, $135.1 million under the April 2013 Program and none of the authorized amount under the January 2014 Program. The April 2013 Program expired on April 30, 2014. The January 2014 Program will expire on January 28, 2015. Through May 2, 2014, we have purchased 11.4 million shares of our common stock under the programs.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase program may be discontinued at any time by our board of directors.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013	Change
	(In thousands)
Net cash provided by (used in) operating activities	$64,032	$(35,633)	$99,665
Net cash used in investing activities	(50,449)	(261,423)	210,974
Net cash provided by (used in) financing activities	(50,016)	91,454	(141,470)
Net decrease in cash and cash equivalents	$(36,433)	$(205,602)	$169,169
The increase in net cash from operating activities period over period was primarily the result of the following net changes between years:
•Accounts receivable ($106.3 million increase);
•Net income ($44.0 million increase);
•Accounts payable and accrued liabilities ($31.2 million increase);
•Deferred income taxes ($32.8 million increase);
•Prepaid expenses ($22.3 million increase);
•Depreciation and amortization ($22.1 million increase);
•Net unrealized commodity hedging activity ($75.7 million decrease);
•Inventories ($70.9 million decrease); and
•Loss on extinguishment of debt ($22.0 million decrease).
The changes in components making up net income and results of our commodity hedging activity occurred for reasons discussed above. The change in accounts payable and accrued liabilities was a matter of timing primarily driven by accruals related to the El Paso refinery turnaround during the first quarter of 2014. The changes in deferred income taxes resulted primarily from the change in our net unrealized hedging activity between periods. The increase in prepaid expenses was primarily due to the timing of prepayments for crude oil to certain of our suppliers.
Cash flows from operating activities for the three months ended March 31, 2014 were primarily used for the following investing and financing activities:
•Fund capital expenditures ($50.6 million);

•Payment of distributions to non-controlling interest holders ($27.1 million); and
•Payment of cash dividends ($20.7 million).
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
Future Capital Expenditures
Our 2014 budget included approximately $298.0 million (excluding capitalized interest) in capital expenditures for the year. The following table summarizes the spending allocation between sustaining, discretionary and regulatory projects for 2014:

	Western (1)	WNRL (2)	NTI	Totals
	(In thousands)
Sustaining	$72,294	$4,340	$23,975	$100,609
Discretionary	144,800	25,000	25	169,825
Regulatory	13,979	2,831	10,800	27,610
Total	$231,073	$32,171	$34,800	$298,044

(1)
Western's capital expenditure budget for 2014 is $231.1 million, of which $205.5 million is for our refining segment, $11.2 million for our wholesale segment, $10.1 million for our retail segment and $4.2 million for other general projects.

(2)	WNRL's 2014 budget was approved for up to $25.0 million in discretionary growth projects.
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

Indebtedness
Our capital structure at March 31, 2014 and 2013 was as follows:

	March 31, 2014	March 31, 2013
	(In thousands)
Debt, including current maturities:
Western obligations:
Revolving Credit Facility due 2018	$—	$—
Term Loan Credit Facility due 2020	548,625	—
6.25% Senior Unsecured Notes due 2021	350,000	350,000
11.25% Senior Secured Notes, due 2017, net of unamortized discount of $9,882 for 2013	—	166,285
5.75% Convertible Senior Unsecured Notes due 2014, net of conversion feature of $3,309 and $7,362 for 2014 and 2013, respectively	211,720	196,885
5.50% promissory note due 2015	260	469
Total	1,110,605	713,639
WNRL obligations:
Revolving Credit Facility	—	—
Total	—	—
NTI obligations:
Revolving Credit Facility	—	—
7.125% Senior Secured Notes due 2020	278,247	—
Total	278,247	—
Long-term debt	1,388,852	713,639
Equity	2,658,916	918,539
Total capitalization	$4,047,768	$1,632,178
Western Obligations
Revolving Credit Facility
On April 11, 2013, we entered into the Second Amended and Restated Revolving Credit Agreement ("Western Revolving Credit Facility"). Lenders under the Western Revolving Credit Facility extended $900.0 million in commitments that mature on April 11, 2018 and incorporate a borrowing base tied to eligible accounts receivable and inventory. The Western Revolving Credit Facility also provides for letters of credit and swing line loans and provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum subject to adjustment based upon the average utilization ratio and letter of credit fees ranging from 1.75% to 2.25% per annum, payable quarterly, subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 0.75% to 1.25% or LIBOR loans plus a margin ranging from 1.75% to 2.25% subject to adjustment based upon the average excess availability under the Western Revolving Credit Facility. Prior to April 11, 2013, the credit facility that was replaced with the Western Revolving Credit Facility included commitments of $1.0 billion maturing on September 22, 2016. Interest rates ranged from 2.50% to 3.25% over LIBOR or 1.50% to 2.25% over the base rate. The majority of our restricted subsidiaries fully and unconditionally guarantee the Western Revolving Credit Facility on a joint and several basis. The Western Revolving Credit Facility is secured by our cash and cash equivalents, accounts receivable and inventory.
As of March 31, 2014, we had no direct borrowings under the Revolving Credit Agreement, with gross availability of $833.5 million, of which $206.0 million was used for outstanding letters of credit.
Term Loan Credit Agreements
On November 12, 2013, we entered into a Term Loan Credit Agreement (the "Western 2020 Term Loan Credit Facility"). The Western 2020 Term Loan Credit Facility provides for loans of $550.0 million, matures on November 12, 2020 and provides for quarterly principal payments of $1.4 million until September 30, 2020, with the remaining balance due on the maturity date. The Western 2020 Term Loan Credit Facility bears interest at a rate based either on the Base Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 2.25% or the Eurodollar Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 3.25% (with a Euro dollar rate floor of 1.00%). The Western 2020 Term Loan Credit Facility is secured by both the

El Paso and Gallup refineries and is fully and unconditionally guaranteed, on a joint and several basis, by substantially all of Western's material subsidiaries.
11.25% Senior Secured Notes
During the first and second quarters of 2013, we redeemed or otherwise purchased and canceled all outstanding Western 2017 Senior Secured Notes for $349.4 million, including $24.4 million in redemption fees. This resulted in a loss on extinguishment of debt of $46.7 million including the write-off of $4.2 million of unamortized loan fees.
6.25% Senior Unsecured Notes
On March 25, 2013, we entered into an indenture (the "Western 2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the "Western 2021 Unsecured Notes"). The Western 2021 Unsecured Notes are guaranteed on a senior unsecured basis by each of our wholly-owned domestic restricted subsidiaries. We pay interest on the Western 2021 Unsecured Notes semi-annually in cash in arrears on April 1 and October 1 of each year. The Western 2021 Unsecured Notes matures on April 1, 2021.
5.75% Convertible Senior Unsecured Notes
The 5.75% Convertible Senior Unsecured Notes (the "Western 2014 Unsecured Notes") are presently convertible at the option of the holder. The conversion rate as of March 31, 2014 was 105.2394 for each $1,000 of principal amount of the Western 2014 Unsecured Notes. On March 7, 2014, Western announced that, beginning March 20, 2014, any requested conversion by holders of the Western 2014 Unsecured Notes would be satisfied with delivery of shares of Western’s common stock (and cash in lieu of any fractional shares).
During the three months ended March 31, 2014, $0.3 million in Western 2014 Unsecured Notes were converted and settled in common shares and cash. The loss on extinguishment of debt was nominal. As of March 31, 2014, the if-converted value of the Western 2014 Unsecured Notes exceeded its principal amount by $658.5 million.
WNRL Obligations
Revolving Credit Facility
On October 16, 2013, WNRL entered into a $300.0 million senior secured revolving credit agreement ("WNRL Revolving Credit Agreement"). WNRL has the ability to increase the total commitment of the revolving credit facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to certain conditions. The WNRL Revolving Credit Agreement includes a $25.0 million sublimit for standby letters of credit and a $10.0 million sublimit for swing line loans. Obligations under the WNRL Revolving Credit Agreement and certain cash management and hedging obligations are guaranteed by all of WNRL's subsidiaries. Obligations under the WNRL Revolving Credit Agreement are secured by a first priority lien on substantially all of WNRL's or its subsidiaries' significant assets. The revolving credit facility matures on October 16, 2018. Borrowings under the WNRL Revolving Credit Agreement bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon WNRL's Consolidated Total Leverage Ratio, as defined in the WNRL Revolving Credit Agreement. WNRL had no borrowings or outstanding letters of credit under the revolving credit facility as of March 31, 2014.
NTI Obligations
Revolving Credit Facility
The NTI Revolving Credit Facility provides for revolving credit financing through July 17, 2017 in an aggregate principal amount of up to $300.0 million of which $150.0 million may be utilized for the issuance of letters of credit and up to $30.0 million may be short‑term borrowings and may be increased up to a maximum aggregate principal amount of $450.0 million, subject to borrowing base availability. Obligations under the NTI Revolving Credit Facility are collateralized by substantially all of NTI’s assets. Indebtedness under the NTI Revolving Credit Facility is recourse to Northern Tier Energy GP LLC, its general partner, and is guaranteed by NTI and certain of its subsidiaries. Borrowings under the NTI Revolving Credit Facility bear interest at either (a) an alternative base rate, plus an applicable margin (ranging between 1.00% and 1.50%) or (b) a LIBOR rate plus an applicable margin (ranging between 2.00% and 2.50%). The alternative base rate is the greater of (a) the prime rate, (b) the Federal Funds Effective Rate plus 50 basis points or (c) the one-month LIBOR rate plus 100 basis points and a spread of up to 150 basis points based upon percentage utilization of this facility. In addition to paying interest on outstanding borrowings, NTI is also required to pay an annual commitment fee ranging from 0.375% to 0.500% and letter of credit fees.
As of March 31, 2014, the availability under the NTI Revolving Credit Facility was $200.3 million. This availability is net of $28.1 million in outstanding letters of credit. NTI had no borrowings under the NTI Revolving Credit Facility at March 31, 2014.

7.125% Secured Notes
On November 8, 2012, Northern Tier Energy LLC, its wholly owned subsidiary ("NTI LLC"), and Northern Tier Finance Corporation (together with NTI LLC, the "NTI 2020 Notes Issuers"), issued $275.0 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the "NTI 2020 Secured Notes"). The obligations under the NTI 2020 Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Northern Tier Energy LP and on a senior secured basis by (i) all of NTI LLC’s restricted subsidiaries that borrow, or guarantee obligations, under the NTI Revolving Credit Facility or any other indebtedness of NTI LLC or another subsidiary of NTI LLC that guarantees the NTI 2020 Secured Notes and (ii) all other material wholly owned domestic subsidiaries of NTI LLC.
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
Contractual Obligations and Commercial Commitments
We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2013 in our 2013 Form 10-K under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments.

Dividends
On January 28, 2014, we declared a first quarter 2014 cash dividend of $0.26 per share on our common stock. We paid the aggregate dividend of $20.7 million on February 27, 2014 to stockholders of record as of February 12, 2014. On April 21, 2014, we declared a second quarter 2014 cash dividend of $0.26 per share on our common stock. We are scheduled to pay the aggregate dividend of $20.7 million on May 21, 2014 to stockholders of record at the close of business on May 6, 2014. We anticipate paying future quarterly dividends, subject to the board of directors' approval and compliance with our outstanding financing agreements.
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
At March 31, 2014, we held approximately 7.6 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $70.85 per barrel. At March 31, 2014, the excess of the current cost of our crude oil, refined products and other feedstocks and blendstocks inventories over aggregated LIFO costs was $212.2 million.
All commodity futures contracts, price swaps and options are recorded at fair value and any changes in fair value between periods are recorded under cost of products sold in our Condensed Consolidated Statements of Operations.
We selectively utilize commodity hedging instruments to manage our price exposure to our LIFO inventory positions or to fix margins on certain future sales volumes. The commodity hedging instruments may take the form of futures contracts, price and crack spread swaps or options and are entered into with counterparties that we believe to be creditworthy. We elected not to pursue hedge accounting treatment for financial accounting purposes on instruments used to manage price exposure to inventory positions. The financial instruments used to fix margins on future sales volumes do not qualify for hedge accounting. Therefore, changes in the fair value of these hedging instruments are included in income in the period of change. Net gains or losses associated with these transactions are reflected within cost of products sold at the end of each period.
The following tables summarize our economic hedging activity recognized within cost of products sold for the three months ended March 31, 2014 and 2013 and open commodity hedging positions as of March 31, 2014 and December 31, 2013:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Economic hedging results
Realized hedging gain (loss), net	$15,744	$(28,819)
Unrealized hedging gain (loss), net	73,972	(1,723)
Total hedging gain (loss), net	$89,716	$(30,542)

	March 31, 2014	December 31, 2013
	(In thousands)
Open commodity hedging instruments (barrels)
Crude and refined product futures, net short positions	427	(768)
Refined product crack spread swaps, net short positions	(22,594)	(25,721)
Total open barrels commodity hedging instruments, net short positions	(22,167)	(26,489)

Fair value of outstanding contracts, net
Other current assets	$34,100	$8,791
Other assets	30	7
Accrued liabilities	(7,299)	(17,386)
Other long-term liabilities	(17,316)	(55,869)
Fair value of outstanding contracts - unrealized gain (loss), net	$9,515	$(64,457)
During the three months ended March 31, 2014 and 2013, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information
Item 1A. Risk Factors
We discuss the risks we face in our 2013 annual report on Form 10-K under Part I, Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our board of directors has authorized three separate share repurchase programs of up to $200 million under each program (the "July 2012 Program," "April 2013 Program" and "January 2014 Program"). Through May 2, 2014, we have utilized the entire $200.0 million authorized under the July 2012 Program, $135.1 million under the April 2013 Program and none of the authorized amount under the January 2014 Program. The April 2013 Program expired on April 30, 2014. The January 2014 Program will expire on January 28, 2015. We did not purchase any shares of our common stock during the three months ended March 31, 2014. Through May 2, 2014, we have purchased 11.4 million shares of our common stock under the programs.
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

Item 6. Exhibits
Exhibit Index***

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are under File No. 001-32721.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	May 9, 2014
Gary R. Dalke	(Principal Financial Officer)