Form 10-Q
period 2014-06-30
Western Refining, Inc.
filed 2014-08-07
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2014, there were 101,087,370 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements give our current expectations; contain projections of results of operations or of financial condition or forecasts of future events. These forward-looking statements relate to matters such as our industry, business strategy, future operations, our expectations for margins and crack spreads, the discount between West Texas Intermediate Cushing ("WTI") crude oil and Brent crude oil as well as the discount between WTI and WTI Midland crude oils, cost advantages of Bakken Shale and Canadian crude oil, attractiveness of our refined product locations, new and proposed additions to inland crude oil pipeline capacity, expected share repurchases and dividends, volatility in pricing of Renewable Identification Numbers ("RINs"), taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words "anticipate," "assume," "believe," "budget," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "forecast," "position," "predict," "project," "strategy," "will," "future" and similar terms and phrases to identify forward-looking statements in this report.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in crack spreads;

•	changes in the spread between WTI crude oil and West Texas Sour crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Brent crude oil and between WTI crude oil and WTI Midland crude oil;

•	effects of and exposure to risks related to our commodity hedging strategies, transactions and other risk management programs;

•	availability and costs of renewable fuels for blending and RINs to meet Renewable Fuel Standards ("RFS") obligations;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	construction of new, or expansion of existing, product or crude oil pipelines, including in the Permian Basin and at Cushing, Oklahoma;

•	changes in the underlying demand for our refined products;

•	instability and volatility in the financial markets;

•	changes in general economic and political conditions;

•	adverse changes in the credit ratings assigned to our and our subsidiaries' debt instruments;

•	changes in the availability and cost of capital;

•	actions of customers and competitors;

i

•	successful integration and future performance of acquired assets, businesses or third-party product supply and processing relationships;

•	actions of third-party operators, processors and transporters;

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems on our operations;

•	contractual creditworthiness of, and performance by, our counterparties;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

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
Although we believe the forward-looking statements we make in this report related to our plans, intentions and expectations are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. The forward-looking statements included herein are made only as of the date of this report and we do not undertake any obligation to (and expressly disclaim any obligation to) update any forward-looking statements to reflect events or circumstances after the date such statements were made, or to reflect the occurrence of unanticipated events.

ii

Part I
Financial Information

Item 1.	Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$531,813	$468,070
Accounts receivable, trade, net of a reserve for doubtful accounts of $571 and $906, respectively	717,172	599,930
Inventories	546,472	557,388
Prepaid expenses	190,996	112,137
Other current assets	134,792	110,211
Total current assets	2,121,245	1,847,736
Equity method investment	99,142	101,560
Property, plant and equipment, net	2,127,719	2,125,029
Goodwill	1,297,043	1,297,043
Intangible assets, net	76,741	78,098
Other assets, net	74,878	63,499
Total assets	$5,796,768	$5,512,965
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$969,385	$879,019
Accrued liabilities	269,698	275,915
Deferred income tax liability, net	37,262	30,493
Current portion of long-term debt	5,706	213,642
Total current liabilities	1,282,051	1,399,069
Long-term liabilities:
Long-term debt, less current portion	1,169,875	1,172,965
Lease financing obligations	24,590	24,910
Deferred income tax liability, net	301,865	252,489
Other liabilities	36,747	92,945
Total long-term liabilities	1,533,077	1,543,309
Commitments and contingencies
Equity:
Western shareholders' equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 102,632,884 and 91,827,731 shares issued, respectively	1,026	918
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	485,594	625,825
Retained earnings	824,981	624,213
Accumulated other comprehensive loss, net of tax	(313)	(350)
Treasury stock, 453,332 and 12,102,169 shares, respectively at cost	(17,271)	(356,554)
Total Western shareholders' equity	1,294,017	894,052
Non-controlling interest	1,687,623	1,676,535
Total equity	2,981,640	2,570,587
Total liabilities and equity	$5,796,768	$5,512,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$4,351,290	$2,429,962	$8,076,433	$4,616,179
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,731,169	1,986,883	6,891,906	3,784,067
Direct operating expenses (exclusive of depreciation and amortization)	203,463	113,861	401,812	235,721
Selling, general and administrative expenses	54,640	29,450	113,372	56,002
Affiliate severance costs	3,479	—	12,878	—
Loss on disposal of assets, net	119	—	1,005	—
Maintenance turnaround expense	—	35	46,446	43,203
Depreciation and amortization	47,848	27,143	94,258	51,475
Total operating costs and expenses	4,040,718	2,157,372	7,561,677	4,170,468
Operating income	310,572	272,590	514,756	445,711
Other income (expense):
Interest income	221	235	416	386
Interest expense and other financing costs	(25,722)	(14,681)	(52,582)	(32,669)
Amortization of loan fees	(2,079)	(1,515)	(4,176)	(3,119)
Loss on extinguishment of debt	(1)	(24,719)	(9)	(46,766)
Other, net	983	101	2,465	298
Income before income taxes	283,974	232,011	460,870	363,841
Provision for income taxes	(93,407)	(82,752)	(142,606)	(130,863)
Net income	190,567	149,259	318,264	232,978
Less net income attributed to non-controlling interests	33,871	—	76,022	—
Net income attributable to Western Refining, Inc.	$156,696	$149,259	$242,242	$232,978

Net earnings per share:
Basic	$1.88	$1.81	$2.97	$2.74
Diluted	1.56	1.46	2.44	2.26
Weighted average common shares outstanding:
Basic	83,556	82,390	81,653	84,546
Diluted	102,657	104,729	102,655	106,942

Cash dividends declared per common share	$0.26	$0.12	$0.52	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014		2013
Net income	$190,567	$149,259	$318,264		$232,978
Other comprehensive income items:
Benefit plans:
Amortization of net prior service cost	—	—	81	—	—
Pension plan termination adjustment	—	217	—		217
Reclassification of loss to income	5	13	10		25
Other comprehensive income before tax	5	230	91		242
Income tax	(2)	(87)	(4)		(92)
Other comprehensive income, net of tax	3	143	87		150
Comprehensive income	190,570	149,402	318,351		233,128
Less comprehensive income attributable to non-controlling interests	33,871	—	76,072		—
Comprehensive income attributable to Western Refining, Inc.	$156,699	$149,402	$242,279		$233,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$318,264	$232,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,258	51,475
Changes in fair value of commodity hedging instruments	(119,350)	(57,968)
Reserve for doubtful accounts	294	77
Amortization of loan fees and original issue discount	11,285	11,014
Loss on extinguishment of debt	9	46,766
Stock-based compensation expense	13,142	3,102
Deferred income taxes	56,145	30,306
Excess tax benefit from stock-based compensation	(1,099)	8,146
Loss from equity method investment	939	—
Loss on disposal of assets, net	1,005	55
Changes in operating assets and liabilities:
Accounts receivable	(117,536)	(78,913)
Inventories	10,916	75,399
Prepaid expenses	(78,859)	(49,505)
Other assets	9,568	18,209
Accounts payable and accrued liabilities	80,557	(30,868)
Other long-term liabilities	(1,151)	(949)
Net cash provided by operating activities	278,387	259,324
Cash flows from investing activities:
Capital expenditures	(90,619)	(101,854)
Return of capital from equity method investment	1,360	—
Proceeds from the sale of assets	810	434
Net cash used in investing activities	(88,449)	(101,420)
Cash flows from financing activities:
Additions to long-term debt	—	350,000
Payments on long-term debt	(3,116)	(325,157)
Debt retirement fees	—	(24,396)
Deferred financing costs	—	(12,445)
Purchase of treasury stock	(5,930)	(198,789)
Distribution to non-controlling interest holders	(75,964)	—
Dividends paid	(41,475)	(20,479)
Convertible debt redemption	(809)	(124)
Excess tax benefit from stock-based compensation	1,099	(8,146)
Net cash used in financing activities	(126,195)	(239,536)
Net increase (decrease) in cash and cash equivalents	63,743	(81,632)
Cash and cash equivalents at beginning of period	468,070	453,967
Cash and cash equivalents at end of period	$531,813	$372,335

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
We are an independent crude oil refiner and marketer of refined products. We market refined products on a wholesale basis in Arizona, Colorado, California, the Mid-Atlantic region, New Mexico, the Upper Great Plains region and West Texas through bulk and rack marketing networks and we sell refined products through two retail networks with a total of 474 company-owned and franchised retail sites in the U.S. We produce refined products at three refineries: one in El Paso, Texas, one near Gallup in the Four Corners region of northern New Mexico and one in St. Paul Park, Minnesota.
During 2013, we formed Western Refining Logistics, LP ("WNRL") and acquired control of Northern Tier Energy LP ("NTI") through our acquisition of Northern Tier Energy GP LLC, NTI's general partner. WNRL gathers, transports and stores crude oil and refined product through its pipeline and gathering assets and terminalling, transportation, asphalt and storage assets, primarily for the benefit of Western. NTI's assets are located in the Upper Great Plains region and include one refinery and supporting assets in St. Paul Park, Minnesota and retail convenience stores. Both WNRL and NTI are publicly traded limited partnerships.
Our operations include five business segments: refining, wholesale, retail, WNRL and NTI. See Note 3, Segment Information, for further discussion of our business segments.
2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period.
The Condensed Consolidated Balance Sheet at December 31, 2013, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
We have reported non-controlling interests for WNRL and NTI of $325.9 million and $1,361.7 million, respectively, in our Condensed Consolidated Balance Sheet as of June 30, 2014. We have reported non-controlling interest for WNRL and NTI of $326.2 million and $1,350.4 million, respectively, in our Condensed Consolidated Balance Sheet as of December 31, 2013.

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
Goodwill and Other Unamortizable Intangible Assets
Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost. We do not amortize goodwill for financial reporting purposes. We test goodwill for impairment at the reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. Our policy is to test goodwill and other unamortizable intangible assets for impairment annually at June 30, or more frequently if indications of impairment exist.
We conducted our annual goodwill and intangible asset valuation analysis as of June 30, 2014, noting no indications of impairment.
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
Recent Accounting Pronouncements
Recent changes in the accounting and reporting requirements for disposals when such disposal represents a strategic shift that will have a significant impact on the entity’s operations and financial results are effective for the first interim or annual period beginning after December 15, 2014. Among other new disclosure requirements, an entity will be required to make certain disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. These new requirements will be applied prospectively. Early adoption is permitted provided the disposal was not previously disclosed. Our adoption of these changes is not expected to have a material impact on our financial position, results of operations or cash flows.
The accounting provisions covering the recognition and reporting of revenues were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

be entitled in exchange for those goods or services. These provisions are effective for the first interim or annual period beginning after December 15, 2016, and are to be applied retrospectively, with early adoption not permitted. We do not expect the adoption of this guidance to materially affect our financial position, results of operations or cash flows.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We believe that other recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations or cash flows when implemented.
3. Segment Information
Our operations are organized into five reportable segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes and our types of customers. These segments are refining, wholesale, retail, WNRL and NTI. A description of each segment's activities and principal products follows:
Refining. We report the operations of two refineries in our refining segment: one in El Paso, Texas (the "El Paso refinery") with a 128,000 barrels per day (bpd) capacity and one near Gallup, New Mexico (the "Gallup refinery") with a 25,000 bpd capacity. Our refineries make various grades of gasoline, diesel fuel and other products from crude oil, other feedstocks and blending components. We purchase crude oil, other feedstocks and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products through our wholesale and retail segments, other independent wholesalers and retailers, commercial accounts and sales and exchanges with major oil companies.
Wholesale. Our wholesale segment includes the operations of several lubricant and bulk petroleum distribution plants, unmanned fleet fueling operations and a fleet of refined product and lubricant delivery trucks. Our wholesale segment distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Maryland, Nevada, New Mexico, Texas and Virginia. The wholesale segment purchases petroleum fuels and lubricants from our refining segment and from third-party suppliers. We have an exclusive supply and marketing agreement with a third party covering activities related to our refined product supply, hedging and sales in the Mid-Atlantic region. We recorded $1.5 million in liabilities and $2.3 million in assets at June 30, 2014, and December 31, 2013, respectively, related to this supply agreement in our Condensed Consolidated Balance Sheets. The revenues and costs recorded under the supply agreement included $9.5 million and $9.4 million in net hedging losses and $4.9 million and $2.3 million in net hedging gains for the three and six months ended June 30, 2014 and 2013, respectively.
Retail. Through retail convenience stores, our retail segment sells various grades of gasoline, diesel fuel, convenience store merchandise and beverage and food products to the general public. Our wholesale segment supplies the majority of gasoline and diesel fuel that our retail segment sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At June 30, 2014, the retail segment operated 229 service stations and convenience stores or kiosks located in Arizona, Colorado, New Mexico and Texas compared to 222 service stations and convenience stores or kiosks at June 30, 2013.
WNRL. WNRL was formed to own, operate, develop and acquire logistics assets and related businesses. WNRL's assets consist of pipeline and gathering assets and terminalling, transportation and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 7.9 million barrels of active storage capacity, as well as other assets. The majority of WNRL's assets are integral to the operations of Western's refineries located in El Paso, Texas and near Gallup, New Mexico. WNRL began its operations in October 2013. WNRL's accounting predecessor's operations were historically included in our refining segment's operations and were not considered to be a separate reporting segment prior to October 2013.
NTI. Through our acquisition of Northern Tier Energy GP LLC, NTI's general partner, Western acquired control of NTI during November 2013. NTI is an independent crude oil refiner and marketer of refined products with one 96,500 bpd refinery and also operates a network of retail convenience stores selling various grades of gasoline, diesel fuel and convenience store merchandise in the Upper Great Plains region. NTI's operations are separate from those of Western. The refined products are sold primarily in the Upper Great Plains region. As of June 30, 2014, NTI included the operations of 164 retail convenience stores and supported 81 franchised retail convenience stores. These convenience stores are located primarily in Minnesota and Wisconsin. NTI's refinery supplies the majority of the gasoline and diesel sold through these convenience stores. NTI's results of operations for the three and six months ended June 30, 2014, includes severance payments totaling $3.5 million and $12.9 million, respectively, related to Western's acquisition of NTI's general partner.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2014 and 2013, are presented below:

	Three Months Ended June 30, 2014
	Refining	Wholesale	Retail	WNRL	NTI	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,085,190	$465,343	$310,877	$657	$1,489,223	$—	$4,351,290
Intersegment sales (1)	344,811	842,279	5,138	34,324	10,098	—
Operating income (loss) (2)	$250,848	$5,726	$1,558	$11,417	$58,606	$(17,583)	$310,572
Other income (expense), net							(26,598)
Income before income taxes							$283,974

Depreciation and amortization	$20,397	$1,248	$2,616	$3,467	$19,362	$758	$47,848
Capital expenditures	21,924	1,234	2,030	2,773	11,209	851	40,021

(1)	Intersegment sales of $1,236.7 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and NTI segments as a component of cost of products sold. Refining cost of products sold includes $49.1 million in net realized and unrealized economic hedging gains. NTI cost of products sold includes $1.9 million in net realized and unrealized economic hedging losses.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2014
	Refining	Wholesale	Retail	WNRL	NTI	Other	Consolidated
	(In thousands)
Net sales to external customers	$3,310,684	$1,433,233	$585,541	$1,358	$2,745,617	$—	$8,076,433
Intersegment sales (1)	1,160,516	1,046,807	10,051	66,380	11,082	—
Operating income (loss) (2)	$386,584	$16,233	$(545)	$22,820	$125,936	$(36,272)	$514,756
Other income (expense), net							(53,886)
Income before income taxes							$460,870

Depreciation and amortization	$39,865	$2,420	$5,348	$6,711	$38,347	$1,567	$94,258
Capital expenditures	55,544	3,709	3,371	8,677	18,390	928	90,619
Goodwill at June 30, 2014	—	—	—	—	1,297,043	—	1,297,043
Total assets at June 30, 2014	1,780,957	265,022	194,692	228,662	2,965,655	361,780	5,796,768

(1)	Intersegment sales of $2,294.8 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and NTI segments as a component of cost of products sold. Refining cost of products sold includes $139.7 million in net realized and unrealized economic hedging gains. NTI cost of products sold includes $2.8 million in net realized and unrealized economic hedging losses.

	Three Months Ended June 30, 2013
	Refining	Wholesale	Retail	WNRL (3)	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,094,854	$1,023,208	$311,608	$292	$—	$2,429,962
Intersegment sales (1)	905,329	219,123	5,312	1,007	—
Operating income (loss) (2)	$296,277	$9,161	$5,872	$(21,241)	$(17,479)	$272,590
Other income (expense), net						(40,579)
Income before income taxes						$232,011

Depreciation and amortization	$19,625	$1,000	$2,685	$2,886	$947	$27,143
Capital expenditures	16,741	2,171	2,517	13,941	859	36,229

(1)	Intersegment sales of $1,130.8 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining segment as a component of cost of products sold. Refining cost of products sold includes $78.0 million in net realized and unrealized economic hedging gains.

(3)	The financial data for WNRL includes WNRL's predecessor historical financial results for the period beginning January 1, 2013, through June 30, 2013.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2013
	Refining	Wholesale	Retail	WNRL (3)	Other	Consolidated
	(In thousands)
Net sales to external customers	$2,073,309	$1,950,202	$592,149	$519	$—	$4,616,179
Intersegment sales (1)	1,701,821	425,846	10,324	1,919	—
Operating income (loss) (2)	$496,174	$17,920	$3,718	$(39,640)	$(32,461)	$445,711
Other income (expense), net						(81,870)
Income before income taxes						$363,841

Depreciation and amortization	$36,949	$1,965	$5,357	$5,816	$1,388	$51,475
Capital expenditures	55,716	3,835	3,375	36,004	2,924	101,854
Total assets at June 30, 2013	1,657,222	265,052	193,058	—	395,559	2,510,891

(1)	Intersegment sales of $2,139.9 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining segment as a component of cost of products sold. Refining cost of products sold includes $47.5 million in net realized and unrealized economic hedging gains.

(3)	The financial data for WNRL includes WNRL's predecessor historical financial results for the period beginning January 1, 2013, through June 30, 2013.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, all of which we consider Level 1 assets and liabilities, approximated their fair values at June 30, 2014, and December 31, 2013, due to their short-term maturities. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments (less than one percent of our account receivables and payables are outstanding for greater than 90 days) and the expected future insignificance of bad debt expense that includes an evaluation of counterparty credit risk.
We maintain cash deposits with various counterparties in support of our hedging and trading activities. These deposits are required by counterparties as collateral and cannot be offset against the fair value of open contracts except in the event of default. Certain of our commodity derivative contracts under master netting arrangements include both asset and liability positions. We have elected to offset the fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty under the column "Netting Adjustments" below, however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. See Note 13, Crude Oil and Refined Product Risk Management, for further discussion of master netting arrangements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and the basis for that measurement:

	Carrying Value at June 30, 2014	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at June 30, 2014
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets - commodity hedging contracts	$53,134	$—	$49,554	$3,580	$(5,332)	$47,802
Other assets - commodity hedging contracts	16,229	—	16,064	165	(540)	15,689
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(13,650)	—	(13,650)	—	5,332	(8,318)
Other long-term liabilities - commodity hedging contracts	(819)	—	(819)	—	540	(279)
	$54,894	$—	$51,149	$3,745	$—	$54,894

	Carrying Value at December 31, 2013	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at December 31, 2013
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets - commodity hedging contracts	$14,344	$—	$14,082	$262	$(5,553)	$8,791
Other assets - commodity hedging contracts	183	—	183	—	(176)	7
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(22,939)	—	(22,215)	(724)	5,553	(17,386)
Other long-term liabilities - commodity hedging contracts	(56,045)	—	(54,572)	(1,473)	176	(55,869)
	$(64,457)	$—	$(62,522)	$(1,935)	$—	$(64,457)
Commodity hedging contracts designated as Level 3 financial assets consist of jet fuel crack spread swaps. Ultra-low sulfur diesel ("ULSD") pricing has had a strong historical correlation to jet fuel crack spread swaps. We estimate the fair value of our Level 3 instruments based on the differential between quoted market settlement prices on ULSD futures and quoted market settlement prices on jet fuel futures for settlement dates corresponding to each of our outstanding Level 3 jet fuel crack spread swaps. As quoted prices for similar assets or liabilities in an active market are available, we reclassify the underlying financial asset or liability and designate them as Level 2 prior to final settlement.
Carrying amounts of commodity hedging contracts reflected as financial assets are included in both current and non-current other assets in the Condensed Consolidated Balance Sheets. Carrying amounts of commodity hedging contracts reflected as financial liabilities are included in both accrued and other long-term liabilities in the Condensed Consolidated Balance Sheets. Fair value adjustments referred to as credit valuation adjustments ("CVA") are included in the carrying amounts of commodity hedging contracts. CVAs are intended to adjust the fair value of counterparty contracts as a function of a counterparty's credit rating and reflect the credit quality of each counterparty to arrive at contract fair values.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to commodity price swap contracts) for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Asset (liability) balance at beginning of period	$3,232	$(2,536)	$(1,935)	$(1,647)
Change in fair value	2,226	4,982	5,987	4,093
Fair value of trades entered into during the period	(238)	—	(238)	—
Fair value reclassification from Level 3 to Level 2	(1,475)	—	(69)	—
Asset balance at end of period	$3,745	$2,446	$3,745	$2,446
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in a $0.4 million change in the estimated fair value.
As of June 30, 2014 and December 31, 2013, the carrying amount and estimated fair value of our debt was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Carrying amount	$1,175,581	$1,386,607
Fair value	1,220,554	2,156,075
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
5. Inventories
Inventories were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Refined products (1)	$271,660	$275,865
Crude oil and other raw materials	219,608	227,187
Lubricants	16,687	16,032
Retail store merchandise	38,517	38,304
Inventories	$546,472	$557,388

(1)	Includes $23.0 million and $24.1 million of inventory valued using the first-in, first-out ("FIFO") valuation method at June 30, 2014, and December 31, 2013, respectively.
We value our refinery inventories of crude oil, other raw materials and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by our wholesale and retail segments, refined products inventories are valued under the LIFO valuation method. Lubricants and retail store merchandise are valued under the FIFO valuation method.
As of June 30, 2014, and December 31, 2013, refined products valued under the LIFO method and crude oil and other raw materials totaled 7.1 million barrels and 6.8 million barrels, respectively. At June 30, 2014, and December 31, 2013, the excess of the current cost of these crude oil, refined product and other feedstock and blendstock inventories over LIFO cost was $219.7 million and $193.6 million, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended June 30, 2014 and 2013, cost of products sold included net non-cash charges of $7.5 million and $18.5 million, respectively, from changes in our LIFO reserves. During the six months ended June 30, 2014, and 2013, cost of products sold included net non-cash charges of $26.2 million and $59.2 million, respectively, from changes in our LIFO reserves.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of June 30, 2014, and December 31, 2013, was as follows:

	June 30, 2014			December 31, 2013
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	3,314	$248,674	$75.04	3,320	$251,763	$75.83
Crude oil and other	3,769	219,608	58.27	3,517	227,187	64.60
	7,083	$468,282	66.11	6,837	$478,950	70.05
6. Equity Method Investment
NTI owns a 17% common equity interest in Minnesota Pipe Line Company, LLC ("MPL"). The carrying value of this equity method investment was $99.1 million and $101.6 million at June 30, 2014, and December 31, 2013, respectively.
Distributions from MPL during the three and six months ended June 30, 2014, were $1.4 million. Equity income from MPL for the three months ended March 31, 2014, was $1.5 million and equity loss from MPL for the three months ended June 30, 2014, was $2.4 million resulting in net equity loss from MPL of $0.9 million for the six months ended June 30, 2014. Equity income (loss) has been included in other, net in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Property, plant and equipment	$2,863,859	$2,773,653
Accumulated depreciation	(736,140)	(648,624)
Property, plant and equipment, net	$2,127,719	$2,125,029
Depreciation expense was $46.8 million and $92.2 million for the three and six months ended June 30, 2014, respectively, and $26.4 million and $49.9 million for the three and six months ended June 30, 2013, respectively. Depreciation expense included $19.1 million and $37.9 million, respectively, of depreciation related to NTI for the three and six months ended June 30, 2014.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Intangible Assets, Net
Intangible assets, net was as follows:

	June 30, 2014			December 31, 2013			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(11,355)	$9,072	$20,427	$(10,558)	$9,869	5.8
Customer relationships	7,551	(3,088)	4,463	7,551	(2,810)	4,741	8.0
Rights-of-way and other	5,990	(3,266)	2,724	5,922	(2,916)	3,006	4.2
	33,968	(17,709)	16,259	33,900	(16,284)	17,616
Unamortizable assets:
Franchise rights and trademarks	42,900	—	42,900	42,900	—	42,900
Liquor licenses	17,582	—	17,582	17,582	—	17,582
Intangible assets, net	$94,450	$(17,709)	$76,741	$94,382	$(16,284)	$78,098
Intangible asset amortization expense for the three and six months ended June 30, 2014, was $0.7 million and $1.4 million, respectively, based on estimated useful lives ranging from 1 to 23 years. Intangible asset amortization expense for the three and six months ended June 30, 2013 was $0.7 million and $1.4 million, respectively, based on estimated useful lives ranging from 2 to 23 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2014	$1,480
2015	2,415
2016	2,244
2017	2,303
2018	2,303
2019	1,658

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt
Long-term debt was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Western obligations:
Revolving Credit Facility	$—	$—
Term Loan Credit Facility due 2020	547,250	550,000
6.25% Senior Unsecured Notes due 2021	350,000	350,000
5.75% Convertible Senior Unsecured Notes due 2014, net of conversion feature of $7,362 for 2013	—	207,925
5.50% promissory note due 2015	206	313
Total Western obligations	897,456	1,108,238
WNRL obligations:
Revolving Credit Facility due 2018	—	—
Total WNRL obligations	—	—
NTI obligations:
Revolving Credit Facility due 2017	—	—
7.125% Senior Secured Notes due 2020	278,125	278,369
Total NTI obligations	278,125	278,369
Long-term debt	1,175,581	1,386,607
Current portion of long-term debt	(5,706)	(213,642)
Long-term debt, net of current portion	$1,169,875	$1,172,965
Outstanding amounts under Revolving Credit Agreements, if any, are included in the current portion of long-term debt.
Interest expense and other financing costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Contractual interest:
Western obligations	$14,778	$9,773	$30,044	$22,082
WNRL obligations	227	—	452	—
NTI obligations	5,372	—	10,708	—
	20,377	9,773	41,204	22,082
Amortization of original issuance discount	3,308	3,581	7,352	7,891
Other interest expense	2,148	1,651	4,353	3,575
Capitalized interest	(111)	(324)	(327)	(879)
Interest expense and other financing costs	$25,722	$14,681	$52,582	$32,669
We amortize original issue discounts and financing fees using the effective interest method over the respective term of the debt.
Western Obligations
Our payment of dividends is limited under the terms of our Revolving Credit Agreement, our Senior Unsecured Notes and our Term Loan Credit Facility, and in part, depends on our ability to satisfy certain financial covenants.

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
As of June 30, 2014, we had no direct borrowings under the Revolving Credit Agreement, with gross availability of $851.4 million, of which $164.2 million was used for outstanding letters of credit.
Term Loan Credit Agreement
On November 12, 2013, we entered into a term loan credit agreement (the "Western 2020 Term Loan Credit Facility"). The Western 2020 Term Loan Credit Facility provides for loans of $550.0 million, matures on November 12, 2020 and provides for quarterly principal payments of $1.4 million until September 30, 2020, with the remaining balance then outstanding due on the maturity date. The Western 2020 Term Loan Credit Facility bears interest at a rate based either on the base rate (as defined in the Western 2020 Term Loan Credit Facility) plus 2.25% or the Eurodollar Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 3.25% (with a Euro dollar rate floor of 1.00%). The Western 2020 Term Loan Credit Facility is secured by both the El Paso and Gallup refineries and is fully and unconditionally guaranteed on a joint and several basis by substantially all of Western's material subsidiaries.
11.25% Senior Secured Notes
During the first and second quarters of 2013, we redeemed or otherwise purchased and canceled all outstanding Western Senior Secured Notes for $349.4 million, including $24.4 million in redemption fees, resulting in a loss on extinguishment of debt of $46.7 million including the write-off of $4.2 million of unamortized loan fees.
6.25% Senior Unsecured Notes
On March 25, 2013, we entered into an indenture (the "Western 2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the "Western 2021 Senior Unsecured Notes"). The Western 2021 Senior Unsecured Notes are guaranteed on a senior unsecured basis by each of our wholly-owned domestic restricted subsidiaries. We pay interest on the Western 2021 Senior Unsecured Notes semi-annually in arrears on April 1 and October 1 of each year. The Western 2021 Senior Unsecured Notes mature on April 1, 2021.
5.75% Convertible Senior Unsecured Notes
On March 7, 2014, we provided notice to the Trustee and the holders (the “Noteholders”) of our 5.75% Convertible Senior Unsecured Notes (the "Western Convertible Notes") informing the Trustee and the Noteholders of our election, with respect to all conversions requested by Noteholders in accordance with the terms of the Indenture received by the conversion agent on or after March 20, 2014, to settle conversions of the Western Convertible Notes through the issuance of shares of our common stock. On various dates between March 26, 2014, and June 2, 2014, we delivered an aggregate of 9,155 shares of common stock to Noteholders to satisfy the conversion of $87,000 aggregate principal amount of Western Convertible Notes based on conversion rates, dependent on conversion date, of 105.2394 or 105.8731 shares of common stock for each $1,000 of principal amount of Western Convertible Notes converted. On June 16, 2014, we delivered 22,750,088 shares of common stock to Noteholders, to satisfy the conversion of $214,881,000 aggregate principal amount of Western Convertible Notes, based on a conversion rate of 105.8731 shares of common stock for each $1,000 of principal amount of Western Convertible Notes converted.
In addition to these conversions, we paid cash for the remainder of the outstanding amount of the Western Convertible Notes with a nominal loss on extinguishment of debt.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

WNRL Obligations
Revolving Credit Facility
On October 16, 2013, WNRL entered into a $300.0 million senior secured revolving credit facility ("WNRL Revolving Credit Facility"). WNRL has the ability to increase the total commitment of the revolving credit facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to certain conditions. The WNRL Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the WNRL Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of WNRL's subsidiaries. Obligations under the WNRL Revolving Credit Facility are secured by a first priority lien on substantially all of WNRL's and its subsidiaries' significant assets. WNRL creditors under the WNRL Revolving Credit Facility have no recourse to Western's assets, except to the extent of the assets of Western Refining Logistic GP, LLC, the general partner of WNRL that Western wholly owns. The WNRL Revolving Credit Facility will mature on October 16, 2018. Borrowings under the WNRL Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon WNRL's Consolidated Total Leverage Ratio, as defined in the WNRL Revolving Credit Facility. WNRL had no direct or swing line borrowings or outstanding letters of credit under the revolving credit facility as of June 30, 2014.
The WNRL Credit Facility contains covenants that limit or restrict WNRL's ability to make cash distributions. WNRL is required to maintain certain financial ratios that are tested on a quarterly basis for the immediately preceding four quarter period.
NTI Obligations
NTI’s creditors have no recourse to Western or WNRL assets. Western or WNRL creditors have no recourse to the assets of NTI or its consolidated subsidiaries.
Revolving Credit Facility
On July 17, 2012, NTI amended its $300.0 million senior secured Revolving Credit Facility, (the "NTI Revolving Credit Facility"). The NTI Revolving Credit Facility, which matures on July 17, 2017, provides for up to $150.0 million for the issuance of letters of credit and up to $30.0 million for short-term borrowings. The NTI Revolving Credit Facility may be increased up to a maximum aggregate principal amount of $450.0 million, subject to borrowing base availability. Obligations under the NTI Revolving Credit Facility are secured by substantially all of NTI’s assets. Indebtedness under the NTI Revolving Credit Facility is recourse to Northern Tier Energy GP LLC, its general partner, and is guaranteed by NTI and certain of its subsidiaries. Borrowings under the NTI Revolving Credit Facility bear interest at either (a) an alternative base rate plus an applicable margin (ranging between 1.00% and 1.50%) or (b) a LIBOR rate plus an applicable margin (ranging between 2.00% and 2.50%). The alternative base rate is the greater of (a) the prime rate, (b) the Federal Funds Effective Rate plus 50 basis points or (c) the one-month LIBOR rate plus 100 basis points and a spread of up to 150 basis points based upon percentage utilization of this facility. In addition to paying interest on outstanding borrowings, NTI is also required to pay an annual commitment fee ranging from 0.375% to 0.500% and letter of credit fees.
As of June 30, 2014, the availability under the NTI Revolving Credit Facility was $244.0 million. This availability is net of $35.2 million in outstanding letters of credit. NTI had no borrowings under the NTI Revolving Credit Facility at June 30, 2014.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Equity
Changes to equity during the six months ended June 30, 2014, were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2013	$894,052	$1,676,535	$2,570,587
Net income	242,242	76,022	318,264
Convertible debt redemption	(809)	—	(809)
Convertible debt settlement - treasury stock issuance in additional paid-in capital	(142,640)	—	(142,640)
Other comprehensive income, net of tax	37	50	87
Dividends	(41,475)	—	(41,475)
Stock-based compensation	2,228	10,914	13,142
Excess tax benefit from stock-based compensation	1,099	—	1,099
Distributions to non-controlling interest	—	(75,964)	(75,964)
Offering costs	—	66	66
Treasury stock purchases	(18,325)	—	(18,325)
Treasury stock issuance	357,608	—	357,608
Balance at June 30, 2014	$1,294,017	$1,687,623	$2,981,640
Since 2012, our board of directors has approved three separate share repurchase programs authorizing us to repurchase up to $200 million, per program, of our outstanding common stock. Our board of directors approved our current share repurchase program in January of 2014 (the "January 2014 Program"). The January 2014 Program will expire on January 28, 2015, and through August 1, 2014, we have used $61.5 million of the authorized amount. Since the inception of the initial share repurchase program in July 2012 through June 30, 2014, we purchased 11.9 million shares of our common stock under the programs. Between March 26, 2014, and June 16, 2014, in connection with the settlement of conversions of the Western Convertible Notes, we utilized 12.1 million shares of treasury stock, consisting of treasury shares acquired prior to the three share repurchase programs and shares purchased under the programs through June 10, 2014, to satisfy a portion of these conversions.
Subject to market conditions as well as corporate, regulatory and other considerations, we will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise. Our board of directors may discontinue the share repurchase program at any time.
The following table summarizes our share repurchase activity for the January 2014 Program:

	Number of shares purchased	Cost of share purchases (In thousands)
Shares purchased at December 31, 2013	—	$—
Shares purchased during Q1, 2014	—	—
Shares purchased at March 31, 2014	—	$—
Shares purchased during Q2, 2014 (1)	480,362	18,325
Shares purchased at June 30, 2014	480,362	$18,325
(1) The shares purchased during the second quarter of 2014 included 27,030 shares that we subsequently used to settle conversions of the Convertible Notes.
As of June 30, 2014, we had $181.7 million remaining in authorized expenditures under the January 2014 Program. Through August 1, 2014, we purchased an additional 1,092,182 shares under the January 2014 Program at a cost of $43.2 million.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rates for the three and six months ended June 30, 2014, were 32.9% and 30.9%, respectively. The effective tax rates for the three and six months ended June 30, 2014, were lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in WNRL and NTI. Compared to the federal statutory rate of 35%, our effective tax rates for the three and six months ended June 30, 2013, were 35.7% and 36.0%, respectively, primarily due to state tax obligations offset by the Domestic Production Activity Deduction.
The Internal Revenue Service (the "IRS") has finalized an examination of our tax year ending December 31, 2011, with no material adjustments. The IRS has completed examinations of our tax years ending December 31, 2010, 2009, 2008 and 2007. For these years, we have agreed to all IRS adjustments. Due to statutory requirements, the tax years ending December 31, 2007 and 2008 require a review by the U.S. Joint Committee of Taxation prior to finalizing the audits. We do not believe the results of any of these examinations will have a material effect on our financial position, results of operations or cash flows, but the timing and the results of final determinations on these matters remains uncertain.
We believe that it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $23.7 million was provided against the deferred tax assets relating to these NOL carryforwards at June 30, 2014. There was no change in the valuation allowance for the Yorktown NOL carryforwards from December 31, 2013.
As of June 30, 2014, we have recorded a liability of $10.1 million for unrecognized tax benefits, of which $10.1 million would affect our effective tax rate if recognized. We recognized $0.1 million and $0.2 million in interest and penalties for the three and six months ended June 30, 2014, respectively.
12. Retirement Plans
We fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in our financial statements.
Pensions
The net periodic benefit cost associated with our pension plans for the three and six months ended June 30, 2014 and 2013 was $0.5 million, $1.1 million, $0.8 million and $0.8 million, respectively.
Postretirement Obligations
The net periodic benefit cost associated with our postretirement medical benefit plans for both the three and six months ended June 30, 2014 and 2013 was $0.2 million, $0.4 million, $0.1 million and $0.2 million, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Beginning of period balance	$(316)	$(1,167)	$(350)	$(1,174)
Current period changes	3	143	37	150
End of period balance	$(313)	$(1,024)	$(313)	$(1,024)
Defined Contribution Plan
Western sponsors a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. For the three and six months ended June 30, 2014 and 2013, we expensed $2.3 million, $3.9 million, $2.3 million and $4.3 million, respectively, in connection with this plan.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NTI sponsors qualified defined contribution plans for eligible employees. For the three and six months ended June 30, 2014, NTI expensed $1.7 million and $4.1 million, respectively, in connection with its qualified defined contribution plans.
13. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the six months ended June 30, 2014, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three and six months ended June 30, 2014 and 2013 and open commodity hedging positions as of June 30, 2014, and December 31, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Economic hedging results
Realized hedging gain (loss), net	$1,812	$18,329	$17,556	$(10,489)
Unrealized hedging gain, net	45,379	59,691	119,350	57,968
Total hedging gain, net	$47,191	$78,020	$136,906	$47,479

	June 30, 2014	December 31, 2013
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil and refined product futures, net (short) long positions	945	(768)
Refined product crack spread swaps, net short positions	(19,693)	(25,721)
Total open barrels commodity hedging instruments, net short positions	(18,748)	(26,489)

Fair value of outstanding contracts, net
Other current assets	$47,802	$8,791
Other assets	15,689	7
Accrued liabilities	(8,318)	(17,386)
Other long-term liabilities	(279)	(55,869)
Fair value of outstanding contracts - unrealized gain (loss), net	$54,894	$(64,457)
Offsetting Assets and Liabilities
Western's derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives; however, Western does not offset the fair value amounts recorded for derivative instruments under these agreements in the Condensed Consolidated Balance Sheets. We have posted margin collateral with various counterparties

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to support hedging and trading activities. The margin collateral posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default.
The following table presents offsetting information regarding Western's derivative instruments as of June 30, 2014, and December 31, 2013:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of June 30, 2014
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$53,134	$(5,332)	$47,802
Other assets - commodity hedging contracts	16,229	(540)	15,689
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(13,650)	5,332	(8,318)
Other long-term liabilities - commodity hedging contracts	(819)	540	(279)
	$54,894	$—	$54,894

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of December 31, 2013
	(In thousands)
Gross financial assets:
Current assets - commodity hedging contracts	$14,344	$(5,553)	$8,791
Other assets - commodity hedging contracts	183	(176)	7
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(22,939)	5,553	(17,386)
Other long-term liabilities - commodity hedging contracts	(56,045)	176	(55,869)
	$(64,457)	$—	$(64,457)
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
As of June 30, 2014, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our unleaded gasoline crack spread swaps were an average of $18.90 per contract. Settlement prices for our distillate crack spread swaps range from $26.28 to $28.74 per contract. The information below presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2014	2015	2016
Inventory positions (futures and swaps):
Crude oil and refined products — net short positions	(722)	—	—
Natural gas futures — net (short) long positions	(69)	1,077	659
Refined product positions (crack spread swaps):
Distillate — net short positions	(927)	(12,036)	(6,030)
Unleaded gasoline — net short positions	(700)	—	—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Stock-Based Compensation
The Western Refining 2006 Long-Term Incentive Plan (the "2006 LTIP") and the 2010 Incentive Plan of Western Refining (the "2010 Incentive Plan") allow for restricted share awards and restricted share unit awards. As of June 30, 2014, there were 14,311 and 2,887,778 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of June 30, 2014, there were 382,526 unvested restricted share units outstanding. The final vesting for remaining restricted share awards occurred during the first quarter of 2014.
The components of stock compensation expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Direct operating expenses	$—	$—	$—	$61
Selling, general and administrative expenses	1,078	1,205	2,228	3,041
Total stock compensation expense	$1,078	$1,205	$2,228	$3,102
As of June 30, 2014, the aggregate fair value at grant date of outstanding restricted share units was $11.4 million. The aggregate intrinsic value of outstanding restricted share units was $14.4 million. The unrecognized compensation cost of unvested restricted share units was $9.4 million. Unrecognized compensation costs for restricted share units will be recognized over a weighted average period of approximately 3.49 years.
The following table summarizes our restricted share unit and restricted share activity for the three and six months ended June 30, 2014:

	Restricted Share Units		Restricted Shares
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Not vested at December 31, 2013	442,887	$24.79	3,842	$16.78
Awards granted	93,045	38.94	—	—
Awards vested	(51,413)	27.71	(3,842)	16.78
Awards forfeited	—	—	—	—
Not vested at March 31, 2014	484,519	27.20	—	—
Awards granted	23,406	38.45	—	—
Awards vested	(119,854)	20.74	—	—
Awards forfeited	(5,545)	26.69	—	—
Not vested at June 30, 2014	382,526	29.92	—	—
Western Refining Logistics, LP 2013 Long-Term Incentive Plan
The Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "WNRL LTIP") was adopted by the Western Refining GP, LLC board of directors in connection with the completion of its initial public offering. The WNRL LTIP provides for grants of phantom units and distribution equivalent rights ("DERs"). As of June 30, 2014, there were 4.3 million phantom units reserved for future grants under the WNRL LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. WNRL incurred unit-based compensation expense of $0.4 million and $0.6 million for the three and six months ended June 30, 2014, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value at grant date of non-vested phantom units outstanding as of June 30, 2014, was $7.0 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $6.3 million as of June 30, 2014, that is expected to be recognized over a weighted-average period of approximately 4.70 years.
A summary of WNRL's unit award activity for the three and six months ended June 30, 2014 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2013	10,908	$22.00
Awards granted	200,975	27.60
Awards vested	—	—
Awards forfeited	—	—
Not vested at March 31, 2014	211,883	27.31
Awards granted	36,170	32.30
Awards vested	—	—
Awards forfeited	—	—
Not vested at June 30, 2014	248,053	28.04
NTI 2012 Long-Term Incentive Plan
Approximately 9.2 million NTI common units are reserved for issuance under the NTI 2012 Long-Term Incentive Plan ("NTI LTIP"). NTI has awarded both restricted units and phantom units under the NTI LTIP. As of June 30, 2014, approximately 0.8 million units were outstanding under the NTI LTIP consisting of 0.4 million restricted units and 0.4 million phantom units. NTI recognizes the expense on these awards ratably from the grant date until all units become unrestricted.
NTI incurred $2.9 million and $10.3 million of unit-based compensation expense for the three and six months ended June 30, 2014, respectively.
A summary of the NTI LTIP unit activity is set forth below:

	Restricted Units		Phantom Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2013	306,519	$27.02	—	$—
Awards granted	482,764	24.30	—	—
Awards vested	(277,083)	25.70	—	—
Awards forfeited	(1,893)	26.54	—	—
Not vested at March 31, 2014	510,307	25.15	—	—
Awards granted	4,129	28.20	347,145	27.01
Awards vested	(84,526)	27.04	—	—
Awards forfeited	—	—	(985)	27.01
Not vested at June 30, 2014	429,910	24.81	346,160	27.01
As of June 30, 2014, the total unrecognized compensation cost for units awarded under the NTI LTIP was $15.7 million.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Earnings per Share
We follow the provisions related to the accounting treatment of certain participating securities for the purpose of determining earnings per share. These provisions address share-based payment awards that have not vested and that contain nonforfeitable rights to dividend equivalents and state that they are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As discussed in Note 14, Stock-Based Compensation, we granted shares of restricted stock to certain employees and outside directors. Although ownership of these shares did not transfer to the recipients until the shares vested, recipients had voting and nonforfeitable dividend rights on these shares from the date of grant. Accordingly, we utilize the two-class method to determine our earnings per share. The final vesting for remaining restricted stock awards occurred during the first quarter of 2014.
Diluted earnings per common share includes the effects of potentially dilutive shares that consist of unvested restricted share units. These awards are non-participating securities due to the forfeitable nature of their associated dividend equivalent rights, prior to vesting, and we do not consider the restricted share units in the two-class method when calculating earnings per share.
The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income attributable to Western Refining, Inc.	$156,696	$149,259	$242,242	$232,978
Distributed earnings	(20,745)	(9,963)	(41,475)	(20,479)
Income allocated to participating securities	—	(360)	(4)	(1,092)
Distributed earnings allocated to participating securities	—	26	1	105
Undistributed income available to Western Refining, Inc.	$135,951	$138,962	$200,764	$211,512

Weighted average number of common shares outstanding (1)	83,556	82,390	81,653	84,546
Basic earnings per common share:
Distributed earnings per share	$0.25	$0.12	$0.51	$0.24
Undistributed earnings per share	1.63	1.69	2.46	2.50
Basic earnings per common share	$1.88	$1.81	$2.97	$2.74
(1) Excludes the weighted average number of common shares outstanding associated with participating securities of 2 thousand shares for the six months ended June 30, 2014, and 213 thousand shares and 437 thousand shares for the three and six months ended June 30, 2013, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Diluted earnings per common share:
Net income attributable to Western Refining, Inc.	$156,696	$149,259	$242,242	$232,978
Tax effected interest related to convertible debt	3,606	4,154	8,010	8,282
Net income available to Western Refining, Inc., assuming dilution	$160,302	$153,413	$250,252	$241,260

Weighted average diluted common shares outstanding	102,657	104,729	102,655	106,942

Diluted earnings per common share:	$1.56	$1.46	$2.44	$2.26
The computation of the weighted average number of diluted shares outstanding is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Weighted average number of common shares outstanding	83,556	82,390	81,653	84,546
Common equivalent shares from Western Convertible Notes	19,001	22,227	20,870	22,227
Restricted shares and share units	100	112	132	169
Weighted average number of diluted shares outstanding	102,657	104,729	102,655	106,942
A shareholder's interest in our common stock could become diluted as a result of vestings of restricted share units and prior to the redemption of the Western Convertible Notes during the second quarter of 2014 (see Note 9, Long-Term Debt for further discussion) into actual shares of our common stock. In calculating our fully diluted earnings per common share, we consider the impact of restricted share units that have not vested and common equivalent shares related to the Western Convertible Notes. We include unvested restricted share units in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price. Common equivalent shares from the Western Convertible Notes are generally included in our diluted earnings calculation when net income exceeds certain thresholds above which the effect of the shares becomes dilutive. The Western Convertible Notes were converted into actual shares of our common stock during the first six months of 2014.
The table below summarizes our 2014 cash dividend declarations, payments and scheduled payments through August 1, 2014:

	2014
	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	January 28	February 12	February 27	$0.26	$20,730
Second quarter	April 21	May 6	May 21	0.26	20,745
Third quarter (1)	July 15	July 30	August 14	0.26	—
Total					$41,475
(1) The third quarter 2014 cash dividend of $0.26 per common share will result in an aggregate payment of $26.3 million.
Total dividends declared were $0.26, $0.52, $0.12 and $0.24 per common share, including those declared related to participating securities, for the three and six months ended June 30, 2014 and 2013, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Cash Flows
Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Income taxes paid	$65,846	$128,636
Interest paid, excluding amounts capitalized	45,733	22,176
Non-cash investing and financing activities were as follows:

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Issuance of common shares for redemption of Western Convertible Notes	$357,608	$—
Treasury stock purchased, not yet settled	12,395	29,681
Accrued capital expenditures	1,368	—

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
In the normal course of business, we also have long-term commitments to purchase services, such as natural gas, electricity, water and transportation services for use by our refineries and logistic assets at market-based rates. We are also party to various refined product and crude oil supply and exchange agreements.
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
We are party to nineteen capital leases, with initial terms of 20 years, expiring in 2017 through 2033. The current portion of our capital lease obligations of $0.6 million and $0.6 million is included in accrued liabilities and the non-current portion of $24.6 million and $24.9 million is included in lease financing obligations in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013, respectively. These capital leases were discounted using annual interest rates of 3.24% to 10.51%. Total remaining interest related to these leases was $19.3 million and $20.1 million at June 30, 2014, and December 31, 2013, respectively. Annual payments net of interest average $2.3 million through the end of 2018 with the remaining $28.8 million due through 2033. Of the nineteen capital leases, twelve are NTI obligations with annual lease payments net of interest that average $0.9 million annually through the end of 2018 with the remaining $7.2 million due through 2033. There is no recourse to Western on the NTI capital leases.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of June 30, 2014:

Remaining 2014	$25,495
2015	48,616
2016	45,645
2017	42,137
2018	39,259
2019 and thereafter	317,481
$518,633
Total rental expense was $13.9 million and $27.5 million, respectively, for the three and six months ended June 30, 2014, and $6.1 million and $11.7 million, respectively, for the the three and six months ended June 30, 2013. Contingent rentals and subleases were not significant in any period.

18. Contingencies
Environmental Matters
Similar to other petroleum refiners, our operations are subject to extensive and periodically changing federal and state environmental regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Many of these regulations are becoming increasingly stringent and the cost of compliance can be expected to increase over time. Our policy is to accrue environmental and clean-up related costs of a non-capital nature when it is probable that a liability has been incurred and the amount can be reasonably estimated. Such estimates may be subject to revision in the future as regulations and other conditions change.
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
El Paso Refinery
Prior spills, releases and discharges of petroleum or hazardous substances have impacted the groundwater and certain solid waste management units and other areas at and adjacent to our El Paso refinery. We are currently remediating, in conjunction with Chevron U.S.A., Inc. ("Chevron"), these areas in accordance with certain agreed administrative orders with the Texas Commission on Environmental Quality (the "TCEQ"; previously known as the Texas Natural Resources Conservation Commission). Pursuant to our purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate its solid waste management units in accordance with its Resource Conservation Recovery Act ("RCRA") permit that Chevron has fulfilled. Chevron also retained control of and liability for certain groundwater remediation responsibilities that are ongoing.
In May 2000, we entered into an Agreed Order with the TCEQ for remediation of the south side of our El Paso refinery property. We purchased a non-cancelable Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy that covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20.0 million. In addition, a subsidiary of Chevron is obligated under a settlement agreement to pay 60% of any Agreed Order environmental clean-up costs that exceed the $20.0 million policy coverage.
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
In 2004 and 2005, our El Paso refinery applied for and was issued a Texas Flexible Permit by the TCEQ. In December 2012, we received a permit amendment obtaining a State Implementation Plan approved state air quality permit to address concerns raised by the EPA about all flexible permits. No additional capital expenditures are required by the permit amendment.
In April 2014, we entered two Agreed Orders with TCEQ to settle unresolved air enforcement issued to our El Paso refinery between 2004 and April 2008. We completed payment of $0.2 million in penalties in May 2014 that included funding a Supplemental Environmental Project benefiting El Paso County. The orders do not require any soil or groundwater remediation or clean-up or capital expenditures.
Four Corners Refineries
Four Corners 2005 Consent Agreements. In July 2005, as part of the EPA Initiative, Giant Industries, Inc., our wholly-owned subsidiary, reached an administrative settlement with the New Mexico Environment Department (the "NMED") and the EPA in the form of consent agreements that resolved certain alleged violations of air quality regulations at the Gallup and Bloomfield refineries in the Four Corners area of New Mexico. In January 2009 and June 2012, we and the NMED agreed to amendments of the 2005 administrative settlement (the "2005 NMED Amended Agreement") that altered certain deadlines and allowed for alternative air pollution controls.
We incurred $50.8 million in total capital expenditures between 2009 and 2013 to address the requirements of the 2005 NMED Amended Agreement. These capital expenditures were primarily for installation of emission controls on the heaters, boilers and FCCU and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx and particulate matter from our Gallup refinery. We will incur additional capital expenditures to implement one or more FCCU off-set projects to be completed by the end of 2017. We paid penalties between 2009 and 2012 totaling $2.7 million. Implementation of the requirements in the 2005 NMED Amended Agreement will not result in any soil or groundwater remediation or clean-up costs.
Bloomfield 2007 NMED Remediation Order. In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures and implement corrective measures. Prior to July 2007, with the approval of the NMED and the New Mexico Oil Conservation Division, we placed into operation certain remediation measures that remain operational. As of June 30, 2014, we have expended $3.7 million and have accrued the remaining estimated costs of $3.6 million for implementing the investigation, interim measures and the reasonably known corrective actions of the order.
Gallup 2007 Resource Conservation Recovery Act ("RCRA") Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. We reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. Between September 2010 and July 2012, the EPA demanded and we paid penalties totaling $0.2 million in accordance with the settlement. Implementation of the requirements in the final settlement will not result in any additional soil or groundwater remediation or clean-up costs not otherwise required. We incurred a total of $38.6 million in capital expenditures between 2010 and 2013 to upgrade the wastewater treatment plant at the Gallup refinery in accordance with the requirements, and there are no further capital requirements, under the final settlement.
Gallup 2013 Risk Management Plan General Duty Settlement. In July 2013, we entered a final settlement with the EPA for five alleged violations of the Clean Air Act Risk Management Plan 112(r) General Duty clause at our Gallup refinery and paid a total penalty of $0.2 million. No capital expenditures are required under the settlement.
Gallup 2014 Environment Protection Division of NMED Settlement. In March 2014, we received a revised notice of violation and offer of settlement from the NMED Air Quality Bureau for alleged violations of the Clean Air Act. We agreed to settle and paid a penalty of $0.1 million in May, 2014. No capital expenditures are required under the settlement.
NTI
At June 30, 2014, and December 31, 2013, liabilities for remediation by NTI totaled $3.0 million and $1.5 million, respectively. These liabilities are expected to be settled over at least the next 25 years. Receivables for recoverable costs from

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets and others were $0.1 million at June 30, 2014, and December 31, 2013, respectively.
On June 3, 2014, NTI was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency relating to its upgraded waste water treatment plant at its St. Paul Park refinery. This permit requires NTI to conduct additional testing of its remaining lagoon. NTI is currently planning to perform this testing as soon as water table conditions permit. Following this testing, NTI may be required to incur future remediation costs and/or capital spending, relating to this lagoon and associated fire water resources, some of which may be recoverable from Marathon Petroleum Company LP ("Marathon") under an agreement entered into in connection with NTI's December 2010 acquisition of the St. Paul Park refinery, among other assets, from Marathon.
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
Other Matters
The EPA has issued Renewable Fuels Standards ("RFS"), that require us and other refiners to blend renewable fuels into the refined products produced at our refineries. Annually, the EPA is required to establish a volume of renewable fuels that refineries must blend into their refined petroleum fuels. However, the EPA has not established the final renewable blending volume level for 2014. To the extent we are unable to blend at the rate necessary to satisfy the EPA mandated volume, we purchase Renewable Identification Numbers ("RIN"). The purchase price for RINs is volatile and may vary significantly from period to period. Historically, the cost of purchased RINs has not had a significant impact on our operating results. We anticipate 2014 will be consistent with this history.
The EPA has initiated various enforcement proceedings against companies it believes produced invalid RINs and we understand the EPA continues to investigate invalid RINs. We routinely purchase RINs to satisfy a portion of our obligation under the RFS program and may have purchased RINs the EPA will consider invalid. We entered into a settlement with the EPA in 2012 and 2014 for previously purchased invalid RINs and are completing penalty payments totaling less than $0.1 million in the third quarter of 2014. While we do not know if the EPA will identify other RINs we have purchased as being invalid or what actions the EPA would take, at this time we do not expect any such action would have a material effect on our financial condition, results of operations or cash flows.
We are party to various other claims and legal actions arising in the normal course of business. We believe that the resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
19. Related Party Transactions
Effective November 30, 2012, an entity controlled by one of our officers purchased the building and related lease agreement of certain office space that we and other commercial tenants occupy in El Paso, Texas. The lease agreement expires in May 2017. Under the terms of the lease, we make annual payments of $0.2 million. For the three and six months ended June 30, 2014, we made rental payments under this lease to the related party of $0.06 million and $0.12 million, respectively. For the three and six months ended June 30, 2013, we made rental payments under this lease to the related party of $0.07 million and $0.11 million, respectively. We have no amounts due as of June 30, 2014 related to this lease agreement.

20. Condensed Consolidating Financial Information
Separate condensed consolidating financial information of Western Refining, Inc. (the "Parent") and subsidiary guarantors and non-guarantors are presented below. At June 30, 2014, the Parent and certain subsidiary guarantors have fully and unconditionally guaranteed our Western 2021 Unsecured Notes on a joint and several basis. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information that should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
WNRL, NTI and Navajo Convenient Stores Co., LLC ("Navajo") are subsidiaries that have not guaranteed our Unsecured Notes. WNRL was not a subsidiary of the Parent during the six months ended June 30, 2013, because Western formed the entity in the fourth quarter of 2013. Additionally, NTI was not a subsidiary of the Parent during the six months ended June 30, 2013

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

because it was purchased on November 12, 2013. Separate condensed financial statements for Navajo were not disclosed in prior years because Navajo was considered a minor subsidiary and is not material to the consolidated financial statements in any period presented. Therefore, no financial information is presented for non-guarantors in the condensed consolidating financial statements for the six months ended June 30, 2013.
WNRL and NTI are publicly held master limited partnerships. As of June 30, 2014, we owned a 65.3% limited partnership interest in WNRL and a 38.7% limited partnership interest in NTI and the non-financial general partner interests of both entities. We are the primary beneficiary of WNRL's earnings and cash flows. We exercise control of both WNRL and NTI through our 100% ownership of the respective general partners. Accordingly, WNRL and NTI are consolidated with the other accounts of Western.
Our transactions with WNRL including fees paid under our pipeline, terminalling and services agreements with WNRL are eliminated and have no significant impact on our consolidated financial statements. During the six months ended June 30, 2014, there have been no significant intercompany accounts or transactions between Western and NTI. All intercompany accounts and transactions with WNRL and NTI are eliminated in our consolidated financial statements.
Western is WNRL’s primary customer. WNRL generates revenues by charging fees and tariffs for transporting crude oil through its pipelines and refined and other products through its terminals and pipelines and for providing storage in its storage tanks and at its terminals. Under our long-term pipeline and terminalling agreements with WNRL (see Note 21, Western Refining Logistics, LP), we accounted for 98.1% and 98.0% of WNRL’s total revenues for the three and six months ended June 30, 2014, respectively. We do not provide financial or equity support through any liquidity arrangements and/or debt guarantees to WNRL.
WNRL has a senior secured revolving credit agreement. WNRL creditors under the revolving credit agreement have no recourse to our assets, except to the extent of the assets of Western Refining Logistic GP, LLC, the general partner of WNRL that we wholly own. Any recourse to WNRL’s general partner would be limited to the extent of the general partner’s assets that other than its investment in WNRL are not significant. Furthermore, our creditors have no recourse to the assets of WNRL's general partner, WNRL and its consolidated subsidiaries. See Note 9, Long-Term Debt, for a description of WNRL’s debt obligations.
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
We restated the Condensed Consolidating Balance Sheet as of December 31, 2013, to correct immaterial errors in the presentation of the non-guarantors' investment in NTI, the Parent’s and the Guarantor Subsidiaries' Investment in Subsidiaries and the Parent’s and the Guarantor Subsidiaries' Equity. We previously presented $775.0 million as investment in NTI in the Investment in Subsidiaries line item in the non-guarantor column of the Condensed Consolidating Balance Sheets as of December 31, 2013. We have reclassified this amount into the Equity - Western line item in the non-guarantor column. We have also corrected the Parent’s equity in the earnings of subsidiaries by changing the previously reported Investment in Subsidiaries and Equity - Western of $1,854.6 million and $383.5 million, respectively, to $3,237.3 million and $894.1 million, respectively, in the Parent column. We made similar changes in the Guarantor Subsidiaries column by changing previously reported amounts of $431.6 million and $3,052.3 million, respectively to $(92.8) million and $2,448.6 million, respectively. We adjusted all of these amounts in the eliminations column. These errors did not have an impact on the consolidated balance sheet as of December 31, 2013, and we believe these corrections are not material to our previously issued annual or interim consolidated financial statements.
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

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$345,455	$186,337	$—	$531,813
Accounts receivable, trade, net of a reserve for doubtful accounts	—	415,297	301,875	—	717,172
Accounts receivable and due from affiliate	—	1,290,118	8,884	(1,299,002)	—
Inventories	—	364,212	182,260	—	546,472
Prepaid expenses	—	173,624	17,372	—	190,996
Other current assets	—	115,867	18,925	—	134,792
Total current assets	21	2,704,573	715,653	(1,299,002)	2,121,245
Equity method investment	—	—	99,142	—	99,142
Property, plant and equipment, net	—	1,084,218	1,043,501	—	2,127,719
Goodwill	—	—	1,297,043	—	1,297,043
Intangible assets, net	—	38,546	38,195	—	76,741
Investment in subsidiaries	3,476,893	—	—	(3,476,893)	—
Other assets, net	18,711	42,779	13,388	—	74,878
Total assets	$3,495,625	$3,870,116	$3,206,922	$(4,775,895)	$5,796,768
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$554,475	$414,910	$—	$969,385
Accounts payable and due to affiliate	1,298,873	—	129	(1,299,002)	—
Accrued liabilities	5,485	188,780	75,433	—	269,698
Current deferred income tax liability, net	—	37,262	—	—	37,262
Current portion of long-term debt	5,500	206	—	—	5,706
Total current liabilities	1,309,858	780,723	490,472	(1,299,002)	1,282,051
Long-term liabilities:
Long-term debt, less current portion	891,750	—	278,125	—	1,169,875
Lease financing obligation	—	16,276	8,314	—	24,590
Deferred income tax liability, net	—	264,585	37,280	—	301,865
Deficit in subsidiaries	—	94,527	—	(94,527)	—
Other liabilities	—	30,963	5,784	—	36,747
Total long-term liabilities	891,750	406,351	329,503	(94,527)	1,533,077
Equity:
Equity - Western	1,294,017	2,683,042	699,324	(3,382,366)	1,294,017
Equity - Non-controlling interest	—	—	1,687,623	—	1,687,623
Total equity	1,294,017	2,683,042	2,386,947	(3,382,366)	2,981,640
Total liabilities and equity	$3,495,625	$3,870,116	$3,206,922	$(4,775,895)	$5,796,768

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$4,108,590	$1,534,302	$(1,291,602)	$4,351,290
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	3,689,494	1,328,824	(1,287,149)	3,731,169
Direct operating expenses (exclusive of depreciation and amortization)	—	123,455	84,461	(4,453)	203,463
Selling, general and administrative expenses	47	29,818	24,775	—	54,640
Affiliate severance costs	—	—	3,479	—	3,479
Loss (gain) on disposal of assets, net	—	208	(89)	—	119
Depreciation and amortization	—	25,019	22,829	—	47,848
Total operating costs and expenses	47	3,867,994	1,464,279	(1,291,602)	4,040,718
Operating income (loss)	(47)	240,596	70,023	—	310,572
Other income (expense):
Equity in earnings of subsidiaries	175,780	7,171	—	(182,951)	—
Interest income	—	132	89	—	221
Interest expense and other financing costs	(17,096)	(2,227)	(6,399)	—	(25,722)
Amortization of loan fees	(1,949)	—	(130)	—	(2,079)
Loss on extinguishment of debt	8	(9)	—	—	(1)
Other, net	—	510	473	—	983
Income before income taxes	156,696	246,173	64,056	(182,951)	283,974
Provision for income taxes	—	(93,322)	(85)	—	(93,407)
Net income	156,696	152,851	63,971	(182,951)	190,567
Less net income attributed to non-controlling interest	—	—	33,871	—	33,871
Net income attributable to Western Refining, Inc. shareholders	$156,696	$152,851	$30,100	$(182,951)	$156,696
Comprehensive income	$156,696	$152,854	$30,100	$(182,951)	$156,699

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$7,693,834	$2,824,437	$(2,441,838)	$8,076,433
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	6,929,160	2,396,214	(2,433,468)	6,891,906
Direct operating expenses (exclusive of depreciation and amortization)	—	242,405	167,777	(8,370)	401,812
Selling, general and administrative expenses	93	59,424	53,855	—	113,372
Affiliate severance costs	—	—	12,878	—	12,878
Loss (gain) on disposal of assets, net	—	1,106	(101)	—	1,005
Maintenance turnaround expense	—	46,446	—	—	46,446
Depreciation and amortization	—	49,200	45,058	—	94,258
Total operating costs and expenses	93	7,327,741	2,675,681	(2,441,838)	7,561,677
Operating income (loss)	(93)	366,093	148,756	—	514,756
Other income (expense):			—
Equity in earnings of subsidiaries	281,582	14,315	—	(295,897)	—
Interest income	—	239	177	—	416
Interest expense and other financing costs	(35,330)	(4,496)	(12,756)	—	(52,582)
Amortization of loan fees	(3,917)	—	(259)	—	(4,176)
Loss on extinguishment of debt	—	(9)	—	—	(9)
Other, net	—	716	1,749	—	2,465
Income before income taxes	242,242	376,858	137,667	(295,897)	460,870
Provision for income taxes	—	(142,402)	(204)	—	(142,606)
Net income	242,242	234,456	137,463	(295,897)	318,264
Less net income attributed to non-controlling interest	—	—	76,022	—	76,022
Net income attributable to Western Refining, Inc. shareholders	$242,242	$234,456	$61,441	$(295,897)	$242,242
Comprehensive income	$242,242	$234,462	$61,472	$(295,897)	$242,279

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$3,658,154	$—	$(1,228,192)	$2,429,962
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	3,211,989	—	(1,225,106)	1,986,883
Direct operating expenses (exclusive of depreciation and amortization)	—	116,947	—	(3,086)	113,861
Selling, general and administrative expenses	47	29,403	—	—	29,450
Maintenance turnaround expense	—	35	—	—	35
Depreciation and amortization	—	27,143	—	—	27,143
Total operating costs and expenses	47	3,385,517	—	(1,228,192)	2,157,372
Operating income (loss)	(47)	272,637	—	—	272,590
Other income (expense):
Equity in earnings of subsidiaries	188,569	—	—	(188,569)	—
Interest income	—	235	—	—	235
Interest expense and other financing costs	(13,029)	(1,652)	—	—	(14,681)
Amortization of loan fees	(1,515)	—	—	—	(1,515)
Loss on extinguishment of debt	(24,719)	—	—	—	(24,719)
Other, net	—	101	—	—	101
Income before income taxes	149,259	271,321	—	(188,569)	232,011
Provision for income taxes	—	(82,752)	—	—	(82,752)
Net income	149,259	188,569	—	(188,569)	149,259
Less net income attributed to non-controlling interest	—	—	—	—	—
Net income attributable to Western Refining, Inc. shareholders	$149,259	$188,569	$—	$(188,569)	$149,259
Comprehensive income	$149,259	$188,712	$—	$(188,569)	$149,402

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$6,942,561	$—	$(2,326,382)	$4,616,179
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	6,105,230	—	(2,321,163)	3,784,067
Direct operating expenses (exclusive of depreciation and amortization)	—	240,940	—	(5,219)	235,721
Selling, general and administrative expenses	93	55,909	—	—	56,002
Maintenance turnaround expense	—	43,203	—	—	43,203
Depreciation and amortization	—	51,475	—	—	51,475
Total operating costs and expenses	93	6,496,757	—	(2,326,382)	4,170,468
Operating income (loss)	(93)	445,804	—	—	445,711
Other income (expense):
Equity in earnings of subsidiaries	312,050	—	—	(312,050)	—
Interest income	—	386	—	—	386
Interest expense and other financing costs	(29,094)	(3,575)	—	—	(32,669)
Amortization of loan fees	(3,119)	—	—	—	(3,119)
Loss on extinguishment of debt	(46,766)	—	—	—	(46,766)
Other, net	—	298	—	—	298
Income before income taxes	232,978	442,913	—	(312,050)	363,841
Provision for income taxes	—	(130,863)	—	—	(130,863)
Net income	232,978	312,050	—	(312,050)	232,978
Less net income attributed to non-controlling interest	—	—	—	—	—
Net income attributable to Western Refining, Inc. shareholders	$232,978	$312,050	$—	$(312,050)	$232,978
Comprehensive income	$232,978	$312,200	$—	$(312,050)	$233,128

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,855	$154,764	$175,845	$(58,077)	$278,387
Cash flows from investing activities:
Capital expenditures	—	(63,552)	(27,067)	—	(90,619)
Return of capital from equity method investment	—	—	1,360	—	1,360
Contributions to affiliate	—	(45,368)	—	45,368	—
Proceeds from the sale of assets	—	384	426	—	810
Net cash provided by (used in) investing activities	—	(108,536)	(25,281)	45,368	(88,449)
Cash flows from financing activities:
Payments on long-term debt	(3,009)	(107)	—	—	(3,116)
Distribution to affiliate	—	—	(58,077)	58,077	—
Distribution to non-controlling interest holders	—	—	(75,964)	—	(75,964)
Dividends paid	(41,475)	—	—	—	(41,475)
Repurchases of common stock	(5,930)	—	—	—	(5,930)
Convertible debt redemption	(809)	—	—	—	(809)
Contributions from affiliates	45,368	—	—	(45,368)	—
Excess tax benefit from stock-based compensation	—	1,099	—	—	1,099
Net cash provided by (used in) financing activities	(5,855)	992	(134,041)	12,709	(126,195)
Net increase in cash and cash equivalents	—	47,220	16,523	—	63,743
Cash and cash equivalents at beginning of year	21	298,235	169,814	—	468,070
Cash and cash equivalents at end of year	$21	$345,455	$186,337	$—	$531,813

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$215,082	$44,242	$—	$—	$259,324
Cash flows from investing activities:
Capital expenditures	—	(101,854)	—	—	(101,854)
Proceeds from the sale of assets	—	434	—	—	434
Contributions to affiliate	—	(11,398)	—	11,398	—
Net cash provided by (used in) investing activities	—	(112,818)	—	11,398	(101,420)
Cash flows from financing activities:
Additions to long-term debt	350,000	—	—	—	350,000
Payments on long-term debt	(325,056)	(101)	—	—	(325,157)
Prepayment fee on early retirement	(24,396)	—	—	—	(24,396)
Deferred financing costs	(7,636)	(4,809)	—	—	(12,445)
Dividends paid	(20,479)	—	—	—	(20,479)
Repurchases of common stock	(198,789)	—	—	—	(198,789)
Convertible debt redemption	(124)	—	—	—	(124)
Contributions from affiliates	11,398	—	—	(11,398)	—
Excess tax benefit from stock-based compensation	—	(8,146)	—	—	(8,146)
Net cash used in financing activities	(215,082)	(13,056)	—	(11,398)	(239,536)
Net decrease in cash and cash equivalents	—	(81,632)	—	—	(81,632)
Cash and cash equivalents at beginning of year	21	453,946	—	—	453,967
Cash and cash equivalents at end of year	$21	$372,314	$—	$—	$372,335

21. Western Refining Logistics, LP
WNRL is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets and logistics related businesses. WNRL's assets consist of pipeline and gathering assets and terminalling, transportation and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 7.9 million barrels of active storage capacity, as well as other assets. The majority of WNRL's assets are integral to the operations of Western's refineries located in El Paso, Texas and near Gallup, New Mexico.
We held a 65.3% limited partner interest in WNRL at June 30, 2014, including a non-economic general partner interest. This interest includes 6,998,500 common partnership units and 22,811,000 subordinated partnership units. All intercompany transactions with WNRL are eliminated upon consolidation.
WNRL generates revenue by charging fees for gathering, transporting and storing crude oil on their pipeline systems and for terminalling, transporting and storing crude oil and refined products at their terminals. We do not provide financial or equity support through any liquidity arrangements or financial guarantees to WNRL.
WNRL provides us with various pipeline transportation, terminal distribution and storage services under long-term, fee‑based commercial agreements expiring in 2023. These agreements contain minimum volume commitments. Each agreement has fees that are indexed for inflation and provides us with options to renew for two additional five-year terms.
In addition to commercial agreements, we are also party to an omnibus agreement with WNRL that among other things provides for reimbursement to us for various general and administrative services provided to WNRL. We are also party to an operational services agreement with WNRL, under which we are reimbursed for personnel services provided by Western in support of WNRL's operations of its pipelines, terminals and storage facilities.

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
On January 31, 2014, the board of directors of WNRL's general partner declared a quarterly cash distribution of $0.2407 per unit for the prorated period of October 16, 2013, through December 31, 2013, and corresponds to the prorated minimum quarterly distribution of $0.2875 per unit. WNRL paid the distribution on February 24, 2014, to all unitholders of record on February 14, 2014. WNRL paid no distributions prior to this date.
The table below summarizes WNRL's 2014 quarterly distribution declarations, payments and scheduled payments through August 25, 2014:

	2014
	Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
First quarter	May 2	May 16	May 26	$0.2975
Second quarter	August 1	August 15	August 25	0.3075
Total				$0.6050
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
NTI's assets are located in the Upper Great Plains region and include a refinery in St. Paul Park, Minnesota that has a 96,500 bpd refining capacity. Refining operations include crude oil fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold to markets primarily located in the Upper Great Plains of the United States. NTI also operates convenience stores under the SuperAmerica brand that are primarily located in Minnesota and Wisconsin and sell gasoline, merchandise and in some locations, diesel fuel.
The allocation of the purchase price was based upon a preliminary valuation. Our estimates and assumptions are subject to change during the purchase price allocation period that will end in the third quarter of 2014. The preliminary allocation of the aggregate purchase price of NTI as of June 30, 2014, is summarized as follows (in thousands):

Net working capital	$95,937
Property, plant and equipment	916,705
Intangible assets	38,200
Other assets	114,000
Long-term debt	(278,438)
Other liabilities	(50,743)
Non-controlling interest	(1,357,704)
Fair value of net assets acquired	(522,043)
Goodwill	1,297,043
Purchase price	$775,000

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The consolidated statements of operations include the results of NTI’s operations for the three and six months ended June 30, 2014. The following unaudited pro forma information assumes that (i) the acquisition of NTI occurred on January 1, 2012; (ii) $550.0 million was borrowed to fund the NTI acquisition on January 1, 2012, resulting in increased financing costs of $5.7 million and $11.1 million for the three and six months ended June 30, 2013, respectively; (iii) $9.2 million and $17.8 million increased depreciation and amortization expense for the three and six months ended June 30, 2013, respectively, for the increased estimated fair values of assets acquired beginning January 1, 2012; and (iv) income tax expense increased as a result of the increased operating income offset by increased depreciation, amortization and interest expense of $5.1 million and $21.5 million for the three and six months ended June 30, 2013.

	Three Months Ended	Six Months Ended
	June 30,
	2013
	(In thousands, except per share data)
Net sales	$3,490,062	$6,720,479
Operating income	335,781	621,193
Net income	193,208	365,040

Basic earnings per share	$1.78	$2.95
Diluted earnings per share	1.42	2.36
On February 7, 2014, the board of directors of Northern Tier Energy GP LLC, the general partner of NTI, announced that NTI's quarterly cash distribution for the quarter ended December 31, 2013, was $0.41 per unit. NTI paid the distribution on February 28, 2014, to all unitholders of record on February 21, 2014. On May 6, 2014, NTI's general partner's declared a quarterly cash distribution of $0.77 per unit for the quarter ended March 31, 2014. NTI paid the distribution on May 30, 2014. Effective August 5, 2014, NTI's general partner declared a quarterly cash distribution of $0.53 per unit, for the quarter ended June 30, 2014, to all common unit and phantom unit holders of record as of August 18, 2014.

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
Company Overview
We are an independent crude oil refiner and marketer of refined products incorporated in September 2005 under Delaware law with principal offices located in El Paso, Texas. Our stock trades on the New York Stock Exchange ("NYSE") under the symbol "WNR". We own certain operating assets directly; the controlling general partner interest and a 65.3% limited partner interest in Western Refining Logistics, LP ("WNRL") and the controlling general partner interest and a 38.7% limited partner interest in Northern Tier Energy LP ("NTI"). WNRL and NTI common partnership units trade on the NYSE under the symbols "WNRL" and "NTI", respectively.
We sell refined products on a wholesale basis in Arizona, Colorado, the Mid-Atlantic region, New Mexico, the Upper Great Plains region and West Texas through bulk and rack marketing networks and we sell refined products through two retail networks with a total of 474 company-owned and franchised retail sites in the U.S. Our refined products are produced by three refineries: one in El Paso, Texas (128,000 barrels per day, or bpd), one near Gallup in the Four Corners region of northern New Mexico (25,000 bpd) and a third in St. Paul Park, Minnesota (96,500 bpd).
During 2013, we formed WNRL, a fee-based Delaware master limited partnership, to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets and related logistics businesses. On October 10, 2013, WNRL's common partnership units began trading on the NYSE. On October 16, 2013, WNRL completed its initial public offering (the "Offering") of common units representing limited partner interests to the public. We own a 65.3% limited partner interest in WNRL and the public has a 34.7% limited partner interest. We control WNRL through our 100% ownership of the general partner of WNRL and through control of the majority of outstanding common partnership units. WNRL is primarily involved in providing logistical services to our refineries in the Southwest.
On November 12, 2013, Western and Northern Tier Holdings LLC ("NTH") entered into a purchase agreement whereby we purchased from NTH all of NTH’s interests in NT InterHoldCo LLC, a wholly-owned subsidiary of NTH that holds all of the membership interests in Northern Tier Energy GP LLC, the general partner of NTI and common partnership units representing a 38.7% limited partner interest in NTI. NTI owns and operates a 96,500 bpd refinery in St. Paul Park, Minnesota. NTI operates 164 convenience stores and supports 81 franchised convenience stores. NTI's primary areas of operation include Minnesota, South Dakota and Wisconsin. We control NTI through our 100% ownership of the general partner of NTI.
We report our operating results in five business segments: refining, wholesale, retail, WNRL and NTI.

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
Other impacts to our overall refinery gross margins include the sale of lower value products such as residuum and propane as well as refinery production loss. Higher crude costs tend to have a narrowing effect on the margin for lower value product sales. Our refinery product yield volume is less than our total refinery throughput volume; a higher yield loss negatively impacts our gross margin. Also affecting refining margins within refinery cost of products sold is the impact of our economic hedging activity entered into primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product and blendstock inventories. Consolidated cost of products sold for the six months ended June 30, 2014, includes $136.9 million of realized and non-cash unrealized net gains from our economic hedging activities that are recorded in refining cost of products sold. The non-cash unrealized net gains included in this total were $119.4 million for the period. Our results of operations are also significantly affected by our refineries’ direct operating expenses, especially the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
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
Wholesale. Earnings and cash flows from our wholesale business are primarily affected by the sales volumes and margins of gasoline, diesel fuel and lubricants sold. These margins are equal to the sales price, net of discounts less total cost of sales and are measured on a cents per gallon ("cpg") basis. Factors that influence margins include local supply, demand and competition.
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

Retail. Earnings and cash flows from our retail business are primarily affected by the sales volumes and margins of gasoline and diesel fuel and by the sales and margins of merchandise sold at our retail stores. Margins for gasoline and diesel fuel sales are equal to the sales price less the delivered cost of the fuel and motor fuel taxes and are measured on a cpg basis. Fuel margins are impacted by competition, local and regional supply and demand. Margins for retail merchandise sold are equal to retail merchandise sales less the delivered cost of the merchandise, net of supplier discounts and inventory shrinkage and are measured as a percentage of merchandise sales. Merchandise sales are impacted by convenience or location, branding and competition. Our retail sales reflect seasonal trends such that operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year.
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
WNRL may acquire additional logistics assets from Western or third parties. Under the omnibus agreement entered into in connection with the Offering, subject to certain exceptions, WNRL has rights of first offer on certain logistics assets retained by Western to the extent Western decides to sell, transfer or otherwise dispose of any of those assets. WNRL also has rights of first offer to acquire additional logistics assets in the Permian Basin or the Four Corners area that Western may construct or acquire in the future. In addition, WNRL plans to pursue strategic asset acquisitions from third parties to the extent such acquisitions complement WNRL's or Western’s existing asset base or provide attractive potential returns in new areas within its geographic footprint.
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
NTI is currently planning a partial maintenance turnaround to occur in the fall of 2014 for its gas oil hydrotreater unit at an estimated cost of $10.0 million to $15.0 million. The refinery is currently expected to have reduced throughputs during the period that is required to complete this partial turnaround.
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
Recent changes in the accounting and reporting requirements for disposals when such disposal represents a strategic shift that will have a significant impact on the entity’s operations and financial results are effective for the first interim or annual period beginning after December 15, 2014. Among other new disclosure requirements, an entity will be required to make certain disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. These new requirements will be applied prospectively. Early adoption is permitted provided the disposal was not previously disclosed. Our adoption of these changes is not expected to have a material impact on our financial position, results of operations or cash flows.
The accounting provisions covering the recognition and reporting of revenues were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These provisions are effective for the first interim or annual period beginning after December 15, 2016, and are to be applied retrospectively, with early adoption not permitted. We do not expect the adoption of this guidance to materially affect our financial position, results of operations or cash flows.

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and six months ended June 30, 2014 and 2013. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.
The information presented includes the results of operations of NTI and WNRL for the three and six months ended June 30, 2014, without comparable information for the prior period. NTI was acquired on November 12, 2013. WNRL's operations began on October 16, 2013. In addition to the impact of the non-controlling interest in net income of NTI and WNRL, refinery margins have decreased due to additional fees paid by Western to WNRL for logistic services and refining direct operating expenses have decreased for the costs associated with WNRL that are no longer included in refining direct operating costs. Consequently, our results of operations for 2014 are not fully comparable with prior periods.
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

Consolidated
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	Three Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$4,351,290	$2,429,962	$1,921,328
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	3,731,169	1,986,883	1,744,286
Direct operating expenses (exclusive of depreciation and amortization) (1)	203,463	113,861	89,602
Selling, general and administrative expenses	54,640	29,450	25,190
Affiliate severance costs	3,479	—	3,479
Loss on disposal of assets, net	119	—	119
Maintenance turnaround expense	—	35	(35)
Depreciation and amortization	47,848	27,143	20,705
Total operating costs and expenses	4,040,718	2,157,372	1,883,346
Operating income	310,572	272,590	37,982
Other income (expense):
Interest income	221	235	(14)
Interest expense and other financing costs	(25,722)	(14,681)	(11,041)
Amortization of loan fees	(2,079)	(1,515)	(564)
Loss on extinguishment of debt	(1)	(24,719)	24,718
Other, net	983	101	882
Income before income taxes	283,974	232,011	51,963
Provision for income taxes	(93,407)	(82,752)	(10,655)
Net income	190,567	149,259	41,308
Less net income attributed to non-controlling interest (2)	33,871	—	33,871
Net income attributable to Western Refining, Inc.	$156,696	$149,259	$7,437

Basic earnings per share	$1.88	$1.81	$0.07
Diluted earnings per share	$1.56	$1.46	$0.10
Dividends declared per common share	$0.26	$0.12	$0.14
Weighted average basic shares outstanding	83,556	82,390	1,166
Weighted average dilutive shares outstanding	102,657	104,729	(2,072)

(1)
Excludes $1,236.7 million and $1,130.8 million of intercompany sales; $1,232.2 million and $1,127.7 million of intercompany cost of products sold; and $4.4 million and $3.1 million of intercompany direct operating expenses for the three months ended June 30, 2014 and 2013, respectively.

(2)	Net income attributed to non-controlling interest for the three months ended June 30, 2014, consisted of income from NTI and WNRL in the amount of $30.1 million and $3.8 million, respectively.

	Three Months Ended
	June 30,
	2014	2013	Change
	(In thousands)
Economic Hedging Activities Recognized Within Cost of Products Sold
Realized hedging gain, net	$1,812	$18,329	$(16,517)
Unrealized hedging gain, net	45,379	59,691	(14,312)
Total hedging gain, net	$47,191	$78,020	$(30,829)

Cash Flow Data
Net cash provided by (used in):
Operating activities	$214,355	$294,957	$(80,602)
Investing activities	(38,000)	160,003	(198,003)
Financing activities	(76,179)	(330,990)	254,811

Other Data
Adjusted EBITDA (1)	$314,364	$240,413	$73,951
Capital expenditures	40,021	36,229	3,792
(1)The following table reconciles Adjusted EBITDA to net income for the periods presented.

	Three Months Ended
	June 30,
	2014	2013	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$156,696	$149,259	$7,437
Net income attributed to non-controlling interest	33,871	—	33,871
Interest expense and other financing costs	25,722	14,681	11,041
Provision for income taxes	93,407	82,752	10,655
Amortization of loan fees	2,079	1,515	564
Loss on disposal of assets, net	119	—	119
Depreciation and amortization	47,848	27,143	20,705
Maintenance turnaround expense	—	35	(35)
Loss on extinguishment of debt	1	24,719	(24,718)
Unrealized gain on commodity hedging transactions	(45,379)	(59,691)	14,312
Adjusted EBITDA	$314,364	$240,413	$73,951
Overview. Net income attributable to Western Refining, Inc. is a consolidated total that includes our portion of the income generated by NTI. Excluding this source of income that is not comparable to the second quarter of the prior year, net income decreased by $28.3 million. The decrease in net income was primarily due to lower refining margins and economic hedging activities. We discuss refining margins and economic hedging in detail within our Refining Segment analysis under Refinery Gross Margin.
We analyze segment margins as a function of net sales less cost of products sold (exclusive of depreciation and amortization). At a consolidated level, our margin increased by $177.0 million due to current period margins for NTI of $170.5 million and additional revenue contribution from WNRL of $0.4 million, with no comparable activity in the prior period, and an increase of $7.5 million and $0.4 million from our refining and wholesale segments, respectively, partially offset by a decrease of $1.7 million from our retail segment, net of intercompany transactions that eliminate in consolidation.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to NTI and WNRL direct operating expenses of $66.5 million and $13.5 million, respectively, for the three months ended June 30, 2014, with no comparable activity in the prior period. The increase also resulted from increases of $4.0 million, $3.3 million and $2.3 million from our refining, wholesale and retail segments, respectively.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses resulted from $22.6 million of selling, general and administrative expenses from our NTI segment for the three months ended June 30, 2014 with no comparable activity in the prior period and expenses from our WNRL segment of $2.1 million.
Affiliate Severance Costs. The severance costs are related to severance payments related to Western's acquisition of NTI's general partner.
Loss on Disposal of Assets, Net. The net loss during the three months ended June 30, 2014, was from the sale of certain refinery assets.
Maintenance Turnaround Expense. During the three months ended June 30, 2013, we incurred turnaround expenses in connection with the 2014 turnaround of the south side units of the El Paso refinery.
Depreciation and Amortization. The increase between periods is primarily due to additional depreciation associated with NTI assets of $19.4 million with no comparable activity in the prior period. There was also additional depreciation associated with our logistics assets related to the ongoing expansion of our Delaware Basin logistics system.
Operating Income. The increase was primarily the result of NTI's operating income for the three months ended June 30, 2014, of $58.6 million with no comparable activity in the prior period. This increase was partially offset by economic hedging activity and lower refining margins.
Interest Income. Interest income for the three months ended June 30, 2014 and 2013 remained relatively unchanged.
Interest Expense and Other Financing Costs. The increase in interest expense from prior periods was attributable to higher debt levels in the current quarter resulting from the term loan agreement entered into on November 12, 2013 and the additional interest related to the NTI Senior Secured Notes.
Amortization of Loan Fees. The increase in amortization of loan fees was due to the term loan agreement entered into on November 12, 2013.
Loss on Extinguishment of Debt. The loss recorded for the three months ended June 30, 2013 was attributable to the tender offer for our Senior Secured Notes.
Other, Net. Other income, net, remained relatively unchanged quarter over quarter.
Provision for Income Taxes. We recorded income tax expense for the three months ended June 30, 2014 and 2013. The effective tax rates for the three months ended June 30, 2014 and 2013 were 32.9% and 35.7%, respectively, compared to the federal statutory rate of 35%. The effective tax rate for the three months ended June 30, 2014, was lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in WNRL and NTI. The effective tax rate for the three months ended June 30, 2013, was higher than the statutory tax rate primarily due to state obligations offset by the Domestic Production Activity Deduction.
See additional analysis under the Refining, Wholesale, Retail, WNRL and NTI segments.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Six Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$8,076,433	$4,616,179	$3,460,254
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	6,891,906	3,784,067	3,107,839
Direct operating expenses (exclusive of depreciation and amortization) (1)	401,812	235,721	166,091
Selling, general and administrative expenses	113,372	56,002	57,370
Affiliate severance costs	12,878	—	12,878
Loss on disposal of assets, net	1,005	—	1,005
Maintenance turnaround expense	46,446	43,203	3,243
Depreciation and amortization	94,258	51,475	42,783
Total operating costs and expenses	7,561,677	4,170,468	3,391,209
Operating income	514,756	445,711	69,045
Other income (expense):
Interest income	416	386	30
Interest expense and other financing costs	(52,582)	(32,669)	(19,913)
Amortization of loan fees	(4,176)	(3,119)	(1,057)
Loss on extinguishment of debt	(9)	(46,766)	46,757
Other, net	2,465	298	2,167
Income before income taxes	460,870	363,841	97,029
Provision for income taxes	(142,606)	(130,863)	(11,743)
Net income	318,264	232,978	85,286
Less net income attributed to non-controlling interest (2)	76,022	—	76,022
Net income attributable to Western Refining, Inc.	$242,242	$232,978	$9,264

Basic earnings per share	$2.97	$2.74	$0.23
Diluted earnings per share	$2.44	$2.26	$0.18
Dividends declared per common share	$0.52	$0.24	$0.28
Weighted average basic shares outstanding	81,653	84,546	(2,893)
Weighted average dilutive shares outstanding	102,655	106,942	(4,287)

(1)
Excludes $2,294.8 million and $2,139.9 million of intercompany sales; $2,286.5 million and $2,134.7 million of intercompany cost of products sold; and $8.3 million and $5.2 million of intercompany direct operating expenses for the six months ended June 30, 2014 and 2013, respectively.

(2)	Net income attributed to non-controlling interest for the six months ended June 30, 2014, consisted of income from NTI and WNRL in the amount of $68.4 million and $7.6 million, respectively.

	Six Months Ended
	June 30,
	2014	2013	Change
	(In thousands)
Economic Hedging Activities Recognized Within Cost of Products Sold
Realized hedging gain (loss), net	$17,556	$(10,489)	$28,045
Unrealized hedging gain, net	119,350	57,968	61,382
Total hedging gain, net	$136,906	$47,479	$89,427

Cash Flow Data
Net cash provided by (used in):
Operating activities	$278,387	$259,324	$19,063
Investing activities	(88,449)	(101,420)	12,971
Financing activities	(126,195)	(239,536)	113,341

Other Data
Adjusted EBITDA (1)	$539,996	$483,105	$56,891
Capital expenditures	90,619	101,854	(11,235)
(1)The following table reconciles Adjusted EBITDA to net income for the periods presented.

	Six Months Ended
	June 30,
	2014	2013	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$242,242	$232,978	$9,264
Net income attributed to non-controlling interest	76,022	—	76,022
Interest expense and other financing costs	52,582	32,669	19,913
Provision for income taxes	142,606	130,863	11,743
Amortization of loan fees	4,176	3,119	1,057
Loss on disposal of assets, net	1,005	—	1,005
Depreciation and amortization	94,258	51,475	42,783
Maintenance turnaround expense	46,446	43,203	3,243
Loss on extinguishment of debt	9	46,766	(46,757)
Unrealized gain on commodity hedging transactions	(119,350)	(57,968)	(61,382)
Adjusted EBITDA	$539,996	$483,105	$56,891
Overview. Net income attributable to Western Refining, Inc. is a consolidated total that includes our portion of the income generated by NTI. Excluding this source of income that is not comparable to the first six months of the prior year, net income decreased by $68.3 million. The decrease in net income was primarily due to lower refining margins partially offset by economic hedging activities. We discuss economic hedging and refining margins in detail within our Refining Segment analysis under Refinery Gross Margin.
We analyze segment margins as a function of net sales less cost of products sold (exclusive of depreciation and amortization). At a consolidated level, our margin increased by $352.4 million due to current period margins for NTI of $360.4 million and additional revenue contribution from WNRL of $0.8 million, with no comparable activity in the prior period, and increases of $4.8 million and $0.1 million from our wholesale and retail segments, respectively, offset by a decrease of $13.8 million from our refining segment, net of intercompany transactions that eliminate in consolidation.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to NTI and WNRL direct operating expenses of $133.7 million and $25.8 million, respectively, for the six months ended June 30, 2014, with no comparable activity in the prior period. The increase also resulted from increases of $5.9 million and $3.8 million from our wholesale and retail segments, respectively, partially offset by a decrease of $3.0 million from our refining segment.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses resulted from $49.7 million of selling, general and administrative expenses from our NTI segment for the six months ended June 30, 2014 with no comparable activity in the prior period. The increase was also due to an increase of $2.4 million at the corporate level. The administration of WNRL, our acquisition of NTI's general partner and other systems implementations increased our professional and legal services and information technology expenses during the current quarter.
Affiliate Severance Costs. The severance costs are related to severance payments related to Western's acquisition of NTI's general partner.
Loss on Disposal of Assets, Net. The net loss during the six months ended June 30, 2014, was from the sale of certain refinery assets.
Maintenance Turnaround Expense. During the six months ended June 30, 2014, we incurred turnaround expenses for a turnaround of the south side units of the El Paso refinery. During the six months ended June 30, 2013, we incurred turnaround expenses in connection with the turnaround of the north side units of the El Paso refinery.
Depreciation and Amortization. The increase between periods is primarily due to additional depreciation associated with NTI assets of $38.3 million with no comparable activity in the prior period. There was also additional depreciation resulting from assets capitalized during the first quarter of 2013 for the north side units of the El Paso refinery and additional depreciation associated with our logistics assets related to the ongoing expansion of our Delaware Basin logistics system.
Operating Income. The increase was primarily the result of NTI's operating income for the six months ended June 30, 2014, of $125.9 million with no comparable activity in 2013 and increased economic hedging gains in the current period. This increase was partially offset by lower refining margins. Increased El Paso turnaround expenses in the current year partially offset the increase in operating income.
Interest Income. Interest income for the six months ended June 30, 2014 and 2013 remained relatively unchanged.
Interest Expense and Other Financing Costs. The increase in interest expense from prior periods was attributable to higher debt levels in the current quarter resulting from the issuance of senior unsecured notes on March 25, 2013 and the term loan agreement entered into on November 12, 2013, and the additional interest related to the NTI Senior Secured Notes.
Amortization of Loan Fees. The increase in amortization of loan fees was due to the issuance of senior unsecured notes on March 25, 2013 and the term loan agreement entered into on November 12, 2013.
Loss on Extinguishment of Debt. The loss recorded for the six months ended June 30, 2013 was attributable to the tender offer for our Senior Secured Notes.
Other, Net. Other income, net, for the six months ended June 30, 2014, is associated with NTI.
Provision for Income Taxes. We recorded income tax expense for the six months ended June 30, 2014 and 2013. The effective tax rates for the six months ended June 30, 2014 and 2013 were 30.9% and 36.0%, respectively, compared to the federal statutory rate of 35%. The effective tax rate for the six months ended June 30, 2014, was lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in WNRL and NTI. The effective tax rate for the six months ended June 30, 2013, was higher than the statutory tax rate primarily due to state obligations offset by the Domestic Production Activity Deduction.
See additional analysis under the Refining, Wholesale, Retail, WNRL and NTI segments.

Refining Segment
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	Three Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales) (1)	$2,430,001	$2,001,482	$428,519
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	2,076,946	1,622,728	454,218
Direct operating expenses (exclusive of depreciation and amortization)	74,268	73,338	930
Selling, general and administrative expenses	7,354	7,358	(4)
Loss on disposal of assets, net	188	—	188
Maintenance turnaround expense	—	35	(35)
Depreciation and amortization	20,397	22,511	(2,114)
Total operating costs and expenses	2,179,153	1,725,970	453,183
Operating income	$250,848	$275,512	$(24,664)
Key Operating Statistics
Total sales volume (bpd) (1) (3)	227,313	184,248	43,065
Total refinery production (bpd)	163,567	158,650	4,917
Total refinery throughput (bpd) (4)	165,641	161,985	3,656
Per barrel of throughput:
Refinery gross margin (2) (5)	$23.42	$25.69	$(2.27)
Direct operating expenses (6)	4.93	4.98	(0.05)
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries (El Paso and Gallup)

	Three Months Ended
	June 30,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	84,773	83,885	888
Diesel and jet fuel	69,080	65,096	3,984
Residuum	5,792	5,869	(77)
Other	3,922	3,800	122
Total refinery production (bpd)	163,567	158,650	4,917
Refinery throughput (bpd):
Sweet crude oil	126,797	118,336	8,461
Sour crude oil	29,019	27,867	1,152
Other feedstocks and blendstocks	9,825	15,782	(5,957)
Total refinery throughput (bpd) (4)	165,641	161,985	3,656

El Paso Refinery

	Three Months Ended
	June 30,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	68,566	65,805	2,761
Diesel and jet fuel	60,693	58,263	2,430
Residuum	5,792	5,869	(77)
Other	2,462	3,021	(559)
Total refinery production (bpd)	137,513	132,958	4,555
Refinery throughput (bpd):
Sweet crude oil	102,162	93,992	8,170
Sour crude oil	29,019	27,867	1,152
Other feedstocks and blendstocks	8,060	13,777	(5,717)
Total refinery throughput (bpd) (4)	139,241	135,636	3,605
Total sales volume (bpd) (3)	150,728	148,271	2,457
Per barrel of throughput:
Refinery gross margin (2) (5)	$20.95	$19.46	$1.49
Direct operating expenses (6)	3.86	3.30	0.56

Gallup Refinery

	Three Months Ended
	June 30,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	16,207	18,080	(1,873)
Diesel and jet fuel	8,387	6,833	1,554
Other	1,460	779	681
Total refinery production (bpd)	26,054	25,692	362
Refinery throughput (bpd):
Sweet crude oil	24,635	24,344	291
Other feedstocks and blendstocks	1,765	2,005	(240)
Total refinery throughput (bpd) (4)	26,400	26,349	51
Total sales volume (bpd) (3)	33,839	35,977	(2,138)
Per barrel of throughput:
Refinery gross margin (2) (5)	$15.34	$24.26	$(8.92)
Direct operating expenses (6)	9.03	10.41	(1.38)

(1)
Refining net sales for the three months ended June 30, 2014, includes $399.0 million representing 42,747 bpd in crude oil sales to third parties without comparable activity in 2013. The majority of the crude oil sales resulted from the purchase of barrels in excess of what was required for production purposes in the El Paso and Gallup refineries.

(2)
Cost of products sold for the refining segment includes the segment's net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Three Months Ended
	June 30,
	2014	2013	Change
	(In thousands)
Realized hedging gain, net	$4,177	$18,329	$(14,152)
Unrealized hedging gain, net	44,918	59,691	(14,773)
Total hedging gain, net	$49,095	$78,020	$(28,925)

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 17.1% of our total consolidated sales volumes for the three months ended June 30, 2014. The majority of the purchased refined products are distributed through our wholesale refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

(4)	Total refinery throughput includes crude oil and other feedstocks and blendstocks.

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

The following table reconciles combined gross profit for both refineries to combined gross margin for both refineries for the periods presented:

	Three Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,430,001	$2,001,482	$428,519
Cost of products sold (exclusive of depreciation and amortization)	2,076,946	1,622,728	454,218
Depreciation and amortization	20,397	22,511	(2,114)
Gross profit	332,658	356,243	(23,585)
Plus depreciation and amortization	20,397	22,511	(2,114)
Refinery gross margin	$353,055	$378,754	$(25,699)
Refinery gross margin per refinery throughput barrel	$23.42	$25.69	$(2.27)
Gross profit per refinery throughput barrel	$22.07	$24.17	$(2.10)

(6)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Overview. The decrease in operating income, excluding commodity hedging activities, resulted from lower refining margins influenced by weaker industry crack spreads compared to historically high refining cracks experienced in the second quarter of 2013 and lower crude oil discounts during the current quarter compared to the prior year.

During the current quarter, our margins were affected by the negative impact of the narrowing differential between West Texas Intermediate Cushing (WTI) crude oil and Brent crude oil. This impact was offset somewhat at our El Paso refinery by the widening discount between West Texas Intermediate crude oil pricing sourced through Midland, Texas compared to Cushing, Oklahoma, known as the WTI Midland/Cushing discount. We discuss these discounts further under Refinery Gross Margin below. Higher quarter over quarter direct operating expenses also contributed to the operating income decrease. Higher throughput volumes at both refineries were the result of the capacity increases gained through completion of the north side crude oil unit turnaround at El Paso in the first quarter of 2013 and process improvements at our Gallup refinery. Our El Paso refinery experienced lower throughput volume average in both quarters due to turnaround activity in both periods.
Refinery Gross Margin. Refinery gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Excluding the impact of hedging activities, refining margin per throughput barrel decreased in a manner consistent with the decrease in industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread fell to $19.14 in the second quarter of 2014 from $23.61 in the second quarter of 2013. Our crude oil purchases are based on pricing tied to WTI which, in recent quarters, has traded at a significant discount to Brent crude oil. During the second quarter of 2014 this differential declined to an average of $6.62 per barrel from an average of $8.36 per barrel for the second quarter of 2013. During 2013 and through the first six months of 2014 our refining margins reflected the positive impact of the WTI Midland/Cushing discount. During the second quarter of 2014 our El Paso refinery averaged a WTI Midland/Cushing discount of $8.40 per barrel compared to $0.13 for the second quarter of 2013, offsetting the impact of the reduced crack spreads and decreased WTI/Brent crude oil discount.
Refinery gross margin was also affected by lower second quarter 2014 net realized and unrealized economic hedging gains compared to the second quarter of 2013. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging gains when forward spreads are valued beneath our fixed contract margins. We record hedging gains or losses in cost of product sold that directly impacts our refining gross margin.
Other impacts to margin include the net cost of Renewable Identification Numbers ("RIN"), which was $1.3 million for the three months ended June 30, 2014 compared to $8.3 million for the three months ended June 30, 2013. Total refinery throughput increased by 0.3 million barrels quarter over quarter primarily due to increased intermediate feedstock runs subsequent to the turnaround of the south side units of our El Paso refinery during the second quarter of 2014. Our refined product sales volume increased to 20.7 million barrels during the second quarter of 2014 from 16.8 million barrels during the second quarter of 2013.
Concurrent with closing of the Offering on October 16, 2013, we entered into fee-based commercial and service agreements with WNRL under which WNRL operates assets that we contributed for the purpose of generating fee‑based revenues. Under these agreements, WNRL provides various pipeline, gathering, transportation, terminalling and storage services to us. We pay fees for these services based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity. We recorded fees paid to WNRL within refining cost of products sold. Our cost of products sold for the combined refining segment includes WNRL fees of $34.2 million with no comparable activity in prior periods.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter primarily due to higher property tax expense of $10.7 million. The increase in property tax expense was the result of a revised property appraisal and resultant refund of property taxes paid for 2012 that occurred during the second quarter of 2013. This increase was partially offset by WNRL commencing operations following the Offering on October 16, 2013 and its subsequent accounting for certain expenses related to the assets that we contributed. Prior to the Offering we recorded all direct operating expenses that are now a part of WNRL operations within the refining segment. Therefore, refining direct operating expenses no longer include terminalling, transportation and other similar operating expenses related to the assets transferred to WNRL subsequent to the Offering and are not entirely comparable to prior periods.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the quarter due to the impact of the Offering as discussed above. This decrease was offset by increases in information technology expenses ($0.5 million) and professional and legal services ($0.3 million).
Loss on Disposal of Assets, Net. The loss on disposal of assets for the three months ended June 30, 2014, resulted from the sale of certain refinery assets.
Maintenance Turnaround Expense. During the three months ended June 30, 2013, we incurred turnaround expenses in connection with the turnaround for the north side units of the El Paso refinery.

Depreciation and Amortization. Depreciation and amortization decreased due to the Offering as discussed above. This decrease was partially offset by additional depreciation at our El Paso refinery ($0.8 million) primarily resulting from assets capitalized during the first quarter of 2014 for the south side units of the El Paso refinery.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Six Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales) (1)	$4,471,200	$3,777,568	$693,632
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	3,836,144	3,064,880	771,264
Direct operating expenses (exclusive of depreciation and amortization)	147,005	155,213	(8,208)
Selling, general and administrative expenses	14,484	14,112	372
Loss on disposal of assets, net	672	—	672
Maintenance turnaround expense	46,446	43,203	3,243
Depreciation and amortization	39,865	42,765	(2,900)
Total operating costs and expenses	4,084,616	3,320,173	764,443
Operating income	$386,584	$457,395	$(70,811)
Key Operating Statistics
Total sales volume (bpd) (1) (3)	214,105	172,506	41,599
Total refinery production (bpd)	149,362	139,787	9,575
Total refinery throughput (bpd) (4)	151,642	142,288	9,354
Per barrel of throughput:
Refinery gross margin (2) (5)	$23.14	$27.67	$(4.53)
Direct operating expenses (6)	5.36	6.03	(0.67)
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries (El Paso and Gallup)

	Six Months Ended
	June 30,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	75,894	75,794	100
Diesel and jet fuel	62,626	55,124	7,502
Residuum	5,075	4,981	94
Other	5,767	3,888	1,879
Total refinery production (bpd)	149,362	139,787	9,575
Refinery throughput (bpd):
Sweet crude oil	120,157	109,280	10,877
Sour crude oil	24,090	24,635	(545)
Other feedstocks and blendstocks	7,395	8,373	(978)
Total refinery throughput (bpd) (4)	151,642	142,288	9,354

El Paso Refinery

	Six Months Ended
	June 30,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	59,018	58,703	315
Diesel and jet fuel	54,215	48,162	6,053
Residuum	5,075	4,981	94
Other	4,132	3,127	1,005
Total refinery production (bpd)	122,440	114,973	7,467
Refinery throughput (bpd):
Sweet crude oil	95,052	85,577	9,475
Sour crude oil	24,090	24,635	(545)
Other feedstocks and blendstocks	5,132	6,683	(1,551)
Total refinery throughput (bpd) (4)	124,274	116,895	7,379
Total sales volume (bpd) (3)	139,176	138,437	739
Per barrel of throughput:
Refinery gross margin (2) (5)	$18.70	$25.76	$(7.06)
Direct operating expenses (6)	4.31	4.47	(0.16)

Gallup Refinery

	Six Months Ended
	June 30,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	16,876	17,091	(215)
Diesel and jet fuel	8,411	6,962	1,449
Other	1,635	761	874
Total refinery production (bpd)	26,922	24,814	2,108
Refinery throughput (bpd):
Sweet crude oil	25,105	23,703	1,402
Other feedstocks and blendstocks	2,263	1,690	573
Total refinery throughput (bpd) (4)	27,368	25,393	1,975
Total sales volume (bpd) (3)	33,520	34,069	(549)
Per barrel of throughput:
Refinery gross margin (2) (5)	$14.42	$25.46	$(11.04)
Direct operating expenses (6)	8.73	10.25	(1.52)

(1)
Refining net sales for the six months ended June 30, 2014, includes $753.4 million representing 41,409 bpd in crude oil sales to third parties without comparable activity in 2013. The majority of the crude oil sales resulted from the purchase of barrels in excess of what was required for production purposes in the El Paso and Gallup refineries.

(2)
Cost of products sold for the refining segment includes the segment's net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Six Months Ended
	June 30,
	2014	2013	Change
	(In thousands)
Realized hedging gain (loss), net	$20,661	$(10,489)	$31,150
Unrealized hedging gain, net	119,056	57,968	61,088
Total hedging gain, net	$139,717	$47,479	$92,238

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 15.2% of our total consolidated sales volumes for the six months ended June 30, 2014. The majority of the purchased refined products are distributed through our wholesale refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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

The following table reconciles combined gross profit for both refineries to combined gross margin for both refineries for the periods presented:

	Six Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$4,471,200	$3,777,568	$693,632
Cost of products sold (exclusive of depreciation and amortization)	3,836,144	3,064,880	771,264
Depreciation and amortization	39,865	42,765	(2,900)
Gross profit	595,191	669,923	(74,732)
Plus depreciation and amortization	39,865	42,765	(2,900)
Refinery gross margin	$635,056	$712,688	$(77,632)
Refinery gross margin per refinery throughput barrel	$23.14	$27.67	$(4.53)
Gross profit per refinery throughput barrel	$21.69	$26.01	$(4.32)

(6)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Overview. The decrease in operating income, excluding commodity hedging activities, resulted from lower refining margins influenced by weaker industry crack spreads compared to historically high refining cracks experienced in the first six months of 2013 and lower crude oil discounts during the current quarter compared to the prior year.

During the period, our margins were affected by the negative impact of the narrowing differential between WTI crude oil and Brent crude oil. This impact was offset somewhat at our El Paso refinery by the widening WTI Midland/Cushing discount. We discuss these discounts further under Refinery Gross Margin below. Lower direct operating expenses caused a slight offset to the operating income decrease. Higher throughput volumes at both refineries were the result of the capacity increases gained through completion of the north side crude oil unit turnaround at El Paso in the first quarter of 2013 and process improvements at our Gallup refinery. Our El Paso refinery experienced lower throughput volume average in both years due to turnaround activity in both periods.
Refinery Gross Margin. Refinery gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Excluding the impact of hedging activities, refining margin per throughput barrel decreased in a manner consistent with the decrease in industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread fell to $17.89 in the first six months of 2014 from $25.90 in the first six months of 2013. Our crude oil purchases are based on pricing tied to WTI that in recent quarters has traded at a significant discount to Brent crude oil. During the first six months, this differential declined to an average of $8.02 per barrel from an average of $13.33 per barrel in the same period of 2013. During 2013 and through the first six months of 2014, our refining margins reflected the positive impact of the WTI Midland/Cushing discount. During the first six months of 2014, our El Paso refinery averaged, on a trade month basis, a WTI Midland/Cushing discount of $5.95 per barrel compared to $3.97 for the first six months of 2013, somewhat offsetting the impact of the reduced crack spreads and decreased WTI/Brent crude oil discount.
Refinery gross margin was also affected by higher 2014 net realized and unrealized economic hedging gains versus the prior year. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging gains when forward spreads are valued beneath our fixed contract margins. We record hedging gains or losses in cost of product sold that directly impacts our refining gross margin.
Other impacts to margin include the net cost of Renewable Identification Numbers ("RINs"), which was $11.3 million for the six months ended June 30, 2014, compared to $12.8 million for the six months ended June 30, 2013. Total refinery throughput increased by 1.7 million barrels quarter over quarter primarily due to increased intermediate feedstock runs subsequent to the turnaround of the south side units of our El Paso refinery during the first six months of 2014. Our refined product sales volume increased to 38.8 million barrels during the first six months of 2014 from 31.2 million barrels during the first six months of 2013.
Concurrent with the closing of the Offering on October 16, 2013, we entered into fee-based commercial and service agreements with WNRL under which WNRL operates assets that we contributed for the purpose of generating fee‑based revenues. Under these agreements, WNRL provides various pipeline, gathering, transportation, terminalling and storage services to us. We pay fees for these services based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity. We recorded fees paid to WNRL within refining cost of products sold. Our cost of products sold for the combined refining segment includes WNRL fees of $66.0 million with no comparable activity in prior periods.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased primarily due to WNRL commencing operations following the Offering on October 16, 2013, and its subsequent accounting for certain expenses related to the assets that we contributed. Prior to the Offering we recorded all direct operating expenses that are now a part of WNRL operations within the refining segment. Therefore, refining direct operating expenses no longer include terminalling, transportation and other similar operating expenses related to the assets transferred to WNRL subsequent to the Offering and are not entirely comparable to prior periods.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased due to increases in information technology expenses ($0.6 million), professional and legal services ($0.5 million) and outside support services ($0.2 million). These increases were offset by the impact of the Offering as discussed above.
Loss on Disposal of Assets, Net. The loss on disposal of assets for the six months ended June 30, 2014, resulted from the sale of certain refinery assets.
Maintenance Turnaround Expense. During the six months ended June 30, 2014, we incurred turnaround expenses for a 2014 turnaround for the south side units of the El Paso refinery. During the six months ended June 30, 2013, we incurred turnaround expenses in connection with the turnaround for the north side units of the El Paso refinery.
Depreciation and Amortization. Depreciation and amortization decreased due to the Offering as discussed above. This decrease was partially offset by additional depreciation at our El Paso refinery ($2.0 million) primarily resulting from assets capitalized during the first six months of 2014 for the south side units of the El Paso refinery.

Wholesale Segment
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	Three Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$1,307,622	$1,242,331	$65,291
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,277,258	1,212,326	64,932
Direct operating expenses (exclusive of depreciation and amortization)	20,032	16,724	3,308
Selling, general and administrative expenses	3,341	3,120	221
Loss on disposal of assets, net	17	—	17
Depreciation and amortization	1,248	1,000	248
Total operating costs and expenses	1,301,896	1,233,170	68,726
Operating income	$5,726	$9,161	$(3,435)
Key Operating Data
Fuel gallons sold	415,499	402,696	12,803
Fuel gallons sold to retail (included in fuel gallons sold)	65,095	64,330	765
Average fuel sales price per gallon, net of excise taxes	$3.02	$2.98	$0.04
Average fuel cost per gallon, net of excise taxes	2.98	2.92	0.06
Fuel margin per gallon (1)	0.05	0.07	(0.02)

Lubricant gallons sold	3,068	3,053	15
Average lubricant sales price per gallon	$11.80	$11.18	$0.62
Average lubricant cost per gallon	10.57	9.87	0.70
Lubricant margin (2)	10.4%	11.7%	(1.3)%
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Three Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales, net of excise taxes	$1,255,107	$1,199,207	$55,900
Lubricant sales	36,207	34,124	2,083
Other sales	16,308	9,000	7,308
Net sales	$1,307,622	$1,242,331	$65,291
Cost of Products Sold
Fuel cost of products sold, net of excise taxes	$1,237,298	$1,176,738	$60,560
Lubricant cost of products sold	32,430	30,118	2,312
Other cost of products sold	7,530	5,470	2,060
Cost of products sold	$1,277,258	$1,212,326	$64,932
Fuel margin per gallon (1)	$0.05	$0.07	$(0.02)

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

Overview. The decrease in operating income was primarily due to increased direct operating expenses.
Wholesale Gross Margin. We analyze gross margin as a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Wholesale gross margin increased by $0.4 million primarily due to truck freight revenue from crude oil gathering activity in the Permian Basin area.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter due to an increase in employee expenses ($2.2 million), operating materials and supplies ($0.8 million) and lease expense ($0.4 million).
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively unchanged quarter over quarter.
Depreciation and Amortization. Depreciation and amortization increased due to the addition of crude oil tanker trailers during latter half of 2013 and the first six months of 2014.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Six Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$2,480,040	$2,376,048	$103,992
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,416,493	2,317,350	99,143
Direct operating expenses (exclusive of depreciation and amortization)	38,662	32,788	5,874
Selling, general and administrative expenses	6,219	6,025	194
Loss on disposal of assets, net	13	—	13
Depreciation and amortization	2,420	1,965	455
Total operating costs and expenses	2,463,807	2,358,128	105,679
Operating income	$16,233	$17,920	$(1,687)
Key Operating Data
Fuel gallons sold	800,227	758,329	41,898
Fuel gallons sold to retail (included in fuel gallons sold)	126,689	125,758	931
Average fuel sales price per gallon, net of excise taxes	$2.97	$3.02	$(0.05)
Average fuel cost per gallon, net of excise taxes	2.92	2.96	(0.04)
Fuel margin per gallon (1)	0.06	0.07	(0.01)

Lubricant gallons sold	6,092	5,953	139
Average lubricant sales price per gallon	$11.74	$11.09	$0.65
Average lubricant cost per gallon	10.56	9.89	0.67
Lubricant margin (2)	10.0%	10.8%	(0.8)%

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Six Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales, net of excise taxes	$2,378,801	$2,292,007	$86,794
Lubricant sales	71,499	66,017	5,482
Other sales	29,740	18,024	11,716
Net sales	$2,480,040	$2,376,048	$103,992
Cost of Products Sold
Fuel cost of products sold, net of excise taxes	$2,338,099	$2,246,858	$91,241
Lubricant cost of products sold	64,315	58,861	5,454
Other cost of products sold	14,079	11,631	2,448
Cost of products sold	$2,416,493	$2,317,350	$99,143
Fuel margin per gallon (1)	$0.06	$0.07	$(0.01)

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

Overview. The decrease in operating income was primarily due to higher direct operating expenses and lower fuel and lubricant margins, partially offset by increased truck freight revenue from trucking activity in the Permian Basin area.
Wholesale Gross Margin. We analyze gross margin as a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Wholesale gross margin increased by $4.8 million primarily due to truck freight revenue from crude oil gathering activity in the Permian Basin area.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased due to an increase in employee expenses ($3.8 million), operating materials and supplies ($1.3 million) and lease expense ($0.9 million).
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively unchanged quarter over quarter.
Depreciation and Amortization. Depreciation and amortization increased due to the addition of crude oil tanker trailers during the latter half of 2013 and the first six months of 2014.

Retail Segment
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	Three Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$316,015	$316,920	$(905)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	280,338	279,514	824
Direct operating expenses (exclusive of depreciation and amortization)	29,155	26,885	2,270
Selling, general and administrative expenses	2,348	1,964	384
Depreciation and amortization	2,616	2,685	(69)
Total operating costs and expenses	314,457	311,048	3,409
Operating income	$1,558	$5,872	$(4,314)
Key Operating Data
Fuel gallons sold	78,143	76,669	1,474
Average fuel sales price per gallon, net of excise taxes	$3.13	$3.12	$0.01
Average fuel cost per gallon, net of excise taxes	2.96	2.92	0.04
Fuel margin per gallon (1)	0.17	0.20	(0.03)

Merchandise sales	$68,314	$66,126	$2,188
Merchandise margin (2)	28.7%	28.9%	(0.2)%
Operating retail outlets at period end	229	222	7
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Three Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales, net of excise taxes	$244,842	$239,305	$5,537
Merchandise sales	68,314	66,126	2,188
Other sales	2,859	11,489	(8,630)
Net sales	$316,015	$316,920	$(905)
Cost of Products Sold
Fuel cost of products sold, net of excise taxes	$231,385	$223,628	$7,757
Merchandise cost of products sold	48,728	47,046	1,682
Other cost of products sold	225	8,840	(8,615)
Cost of products sold	$280,338	$279,514	$824
Fuel margin per gallon (1)	$0.17	$0.20	$(0.03)

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

Overview. We added seven new stores in the fourth quarter of 2013 and one new store in the first quarter of 2014 to our retail network that do not have comparable activity in 2013. Additionally, we closed one store in the fourth quarter of 2013. The decrease in operating income was primarily due to decreased operating margins and increased direct operating expenses partially offset by higher fuel sales volumes.
Retail Gross Margin. Retail gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The decrease in retail gross margin quarter over quarter was primarily the result of decreased fuel margins partially offset by higher fuel sales volumes. The effect of the new retail outlets added during the fourth quarter of 2013 and the first quarter of 2014 was a decrease in retail gross margin of $1.1 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses quarter over quarter was primarily due to increased same store employee expense ($1.1 million), outside support services ($0.3 million) and maintenance expense ($0.2 million). The addition of the new outlets generated an additional $1.0 million in current quarter's expenses.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily due to increased outside support services ($0.2 million) and a gain from the sale of assets during the three months ended June 30, 2013, without equivalent activity in 2014 ($0.2 million).
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged quarter over quarter.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Six Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$595,592	$602,473	$(6,881)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	529,521	536,528	(7,007)
Direct operating expenses (exclusive of depreciation and amortization)	56,738	52,939	3,799
Selling, general and administrative expenses	4,530	3,931	599
Depreciation and amortization	5,348	5,357	(9)
Total operating costs and expenses	596,137	598,755	(2,618)
Operating income	$(545)	$3,718	$(4,263)
Key Operating Data
Fuel gallons sold	151,530	149,551	1,979
Average fuel sales price per gallon, net of excise taxes	$3.05	$3.05	$—
Average fuel cost per gallon, net of excise taxes	2.89	2.88	0.01
Fuel margin per gallon (1)	0.16	0.17	(0.01)

Merchandise sales	$128,784	$123,952	$4,832
Merchandise margin (2)	28.8%	28.6%	0.2%
Operating retail outlets at period end	229	222	7

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Six Months Ended
	June 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales, net of excise taxes	$461,130	$456,780	$4,350
Merchandise sales	128,784	123,952	4,832
Other sales	5,678	21,741	(16,063)
Net sales	$595,592	$602,473	$(6,881)
Cost of Products Sold
Fuel cost of products sold, net of excise taxes	$437,499	$431,130	$6,369
Merchandise cost of products sold	91,704	88,503	3,201
Other cost of products sold	318	16,895	(16,577)
Cost of products sold	$529,521	$536,528	$(7,007)
Fuel margin per gallon (1)	$0.16	$0.17	$(0.01)

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

Overview. We added seven new stores in the fourth quarter of 2013 and one new store in the first quarter of 2014 to our retail network that do not have comparable activity in 2013. Additionally, we closed one store in the fourth quarter of 2013. The decrease in operating income was primarily due to an increase in direct operating expenses and an increase in selling, general and administrative expenses.
Retail Gross Margin. Retail gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The increase in retail gross margin was primarily the result of increased merchandise gross margin and increased other sales gross margin partially offset by decreased fuel margins. The effect of the new retail outlets added during the fourth quarter of 2013 and the first quarter of 2014 was an increase in retail gross margin of $2.3 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to increased same store employee expense ($1.5 million), maintenance expense ($0.3 million), credit card processing fees ($0.2 million) and utility expense ($0.1 million). The addition of the new outlets generated an additional $2.0 million in direct operating expenses.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily due increased outside support services ($0.2 million ), a gain from the sale of assets during the six months ended June 30, 2013, without equivalent activity in 2014 ($0.2 million) and increased incentive compensation expense period to date for 2014 versus 2013 ($0.1 million).
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged.

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

	Three Months Ended	Six Months Ended
	June 30,
	2014
	(In thousands, except key operating statistics)
Revenues:
Affiliate	$34,324	$66,380
Third-party	657	1,358
Total revenues	34,981	67,738
Operating costs and expenses:
Operating and maintenance expenses	17,954	34,089
General and administrative expenses	2,143	4,118
Depreciation and amortization	3,467	6,711
Total operating costs and expenses	23,564	44,918
Operating income	$11,417	$22,820
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	24,196	19,794
Four Corners system (1)	35,837	38,412
Gathering (truck offloading):
Permian/Delaware Basin system	26,178	24,182
Four Corners system	11,188	11,293
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	406,881	373,918

(1)
Some barrels of crude oil movements to our Gallup refinery are transported on more than one of WNRL's mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline.

NTI
The following table sets forth the summary operating results for NTI. We acquired the general partner and a 38.7% limited partner interest in NTI on November 12, 2013. There is no comparable activity in prior periods.

	Three Months Ended	Six Months Ended
	June 30,
	2014
	(In thousands, except per barrel data)
Net sales	$1,499,321	$2,756,699
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,328,824	2,396,214
Direct operating expenses (exclusive of depreciation and amortization)	66,507	133,688
Selling, general and administrative expenses	22,632	49,737
Severance costs	3,479	12,878
Gain on disposal of assets, net	(89)	(101)
Depreciation and amortization	19,362	38,347
Total operating costs and expenses	1,440,715	2,630,763
Operating income	$58,606	$125,936
Key Operating Statistics
Total sales volume (bpd)	102,409	95,822
Total refinery production (bpd)	93,342	93,139
Total refinery throughput (bpd) (2)	93,022	92,826
Per barrel of throughput:
Refinery gross margin (1) (3)	$15.03	$16.54
Direct operating expenses (4)	4.17	4.33
Retail fuel gallons sold (in thousands)	76,740	149,779
Retail fuel margin per gallon (5)	$0.19	$0.19
Merchandise sales	89,895	168,443
Merchandise margin (6)	26.5%	26.2%

Company-operated retail outlets at period end		164
Franchised retail outlets at period end		81

(1)
Cost of products sold for NTI includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging losses are also included in the combined gross profit and refinery gross margin.

	Three Months Ended	Six Months Ended
	June 30,
	2014
	(In thousands)
Realized hedging loss, net	$(2,365)	$(3,105)
Unrealized hedging gain, net	461	294
Total hedging loss, net	$(1,904)	$(2,811)

(2)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

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
The following table reconciles gross profit to gross margin for the St. Paul Park refinery for the period presented:

	Three Months Ended	Six Months Ended
	June 30,
	2014
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,486,741	$2,730,336
Cost of products sold (exclusive of depreciation and amortization)	1,359,500	2,452,431
Depreciation and amortization	17,398	34,488
Gross profit	109,843	243,417
Plus depreciation and amortization	17,398	34,488
Refinery gross margin	$127,241	$277,905
Refinery gross margin per refinery throughput barrel	$15.03	$16.54
Gross profit per refinery throughput barrel	$12.98	$14.49

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

Outlook
Our refining margins were weaker in the second quarter of 2014 compared to the second quarter of 2013. The Gulf Coast benchmark 3:2:1 crack spread declined from an average of $23.61 for the three months ended June 30, 2013 to an average of $19.14 for the three months ended June 30, 2014. Western's and NTI's refining margins in recent years have benefited from the price relationship between WTI crude oil and Brent crude oil. Western and NTI both base their crude oil purchases on pricing tied to WTI and during the second quarter of 2014, the discount of WTI crude oil to Brent crude oil declined to an average of $6.62 per barrel for the quarter from an average of $8.36 per barrel for the second quarter of 2013. However, the WTI/Brent discount has been volatile recently due to continued strong growth of inland crude oil production and new and proposed crude oil pipeline capacity additions in the Permian Basin and in Cushing, Oklahoma. The Gulf Coast benchmark 3:2:1 crack spread and the WTI/Brent discount for July of 2014 averaged $16.39 and $3.81 per barrel, respectively. Additionally, the WTI Midland/Cushing discount of $8.40 per barrel for the second quarter of 2014 benefited our El Paso refining margins in the quarter compared to $0.13 in the second quarter of 2013. This differential has averaged around $8.50 thus far in the third quarter of 2014. NTI’s location also allows them direct access, via pipeline, to cost-advantaged crude oil from the Bakken Shale in North Dakota and other Canadian crude oils that may price at substantial discounts to WTI.
During 2013 and the first quarter of 2014, we experienced significant volatility in the pricing of ethanol RINs as refiners essentially achieved full utilization of ethanol in gasoline blends. While the second quarter was less volatile than the first, we expect continued volatility as the industry strives to meet Renewable Fuel Standard obligations.

Liquidity and Capital Resources
Our primary sources of liquidity are from cash from operations, cash on hand, availability under the Western Revolving Credit Facility and distributions attributable to us from NTI and WNRL. To a lesser extent, we also generate liquidity from the issuance of securities.

As of June 30, 2014, we had cash and cash equivalents of $531.8 million including WNRL cash of $79.4 million and NTI cash of $106.9 million and had no direct borrowings under any of the Western, NTI or WNRL revolving credit facilities. As a result, Western had $1,032.6 million in total liquidity as of June 30, 2014, defined as Western’s cash and cash equivalents plus net availability under the Western Revolving Credit Facility.
Since 2012, our board of directors has approved three separate share repurchase programs authorizing us to repurchase up to $200 million, per program, of our outstanding common stock. Our board of directors approved our current share repurchase program in January of 2014 (the "January 2014 Program"). The January 2014 Program will expire on January 28, 2015, and through August 1, 2014, we have used $61.5 million of the authorized amount under the January 2014 Program. Through August 1, 2014, we have purchased 13.0 million shares of our common stock under the programs. Between March 26, 2014, and June 16, 2014, we utilized 12.1 million shares of treasury stock, consisting of treasury shares acquired prior to the three share repurchase programs and all shares purchased under the programs through June 10, 2014, to satisfy a portion of the conversions of the Western Convertible Notes.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase program may be discontinued at any time by our board of directors.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2014	2013	Change
	(In thousands)
Net cash provided by operating activities	$278,387	$259,324	$19,063
Net cash used in investing activities	(88,449)	(101,420)	12,971
Net cash used in financing activities	(126,195)	(239,536)	113,341
Net increase (decrease) in cash and cash equivalents	$63,743	$(81,632)	$145,375
The increase in net cash from operating activities period over period was primarily the result of the following net changes between years:
•Net income ($85.3 million increase);
•Depreciation and amortization ($42.8 million increase);
•Accounts payable and accrued liabilities ($111.4 million increase);
•Deferred income taxes ($25.8 million increase);
•Accounts receivable ($38.6 million decrease);
•Inventories ($64.5 million decrease);
•Net unrealized commodity hedging activity ($61.4 million decrease);
•Loss on extinguishment of debt ($46.8 million decrease); and
•Prepaid expenses ($29.4 million decrease).
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
Cash flows from operating activities for the six months ended June 30, 2014 were primarily used for the following investing and financing activities:
•Fund capital expenditures ($90.6 million);
•Payment of distributions to non-controlling interest holders ($76.0 million); and
•Payment of cash dividends ($41.5 million).

Cash flows used in operating activities for the six months ended June 30, 2013, combined with $350.0 million from the issuance of long-term debt were primarily used for the following:
•Payments on long-term debt ($325.2 million);
•Purchase of treasury stock ($198.8 million);
•Fund capital expenditures ($101.9 million);
•Debt retirement fees ($24.4 million); and
•Payment of cash dividends ($20.5 million).
Future Capital Expenditures
Our 2014 budget included approximately $298.0 million (excluding capitalized interest) in capital expenditures for the year that we expect to fund primarily through cash from operations supplemented as needed by borrowings under our revolving credit facilities. The following table summarizes the spending allocation between sustaining, discretionary and regulatory projects for 2014:

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

Indebtedness
Our capital structure at June 30, 2014 and 2013 was as follows:

	June 30, 2014	June 30, 2013
	(In thousands)
Debt, including current maturities:
Western obligations:
Revolving Credit Facility	$—	$—
Term Loan Credit Facility due 2020	547,250	—
6.25% Senior Unsecured Notes due 2021	350,000	350,000
5.75% Convertible Senior Unsecured Notes due 2014, net of conversion feature of $7,362 for 2013	—	200,414
5.50% promissory note due 2015	206	418
Total Western obligations	897,456	550,832
WNRL obligations:
Revolving Credit Facility	—	—
Total WNRL obligations	—	—
NTI obligations:
Revolving Credit Facility	—	—
7.125% Senior Secured Notes due 2020	278,125	—
Total NTI obligations	278,125	—
Long-term debt	1,175,581	550,832
Equity	2,981,640	904,373
Total capitalization	$4,157,221	$1,455,205
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
As of June 30, 2014, we had no direct borrowings under the Revolving Credit Agreement, with gross availability of $851.4 million, of which $164.2 million was used for outstanding letters of credit.
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
6.25% Senior Unsecured Notes
On March 25, 2013, we entered into an indenture (the "Western 2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the "Western 2021 Senior Unsecured Notes"). The Western 2021 Senior Unsecured Notes are guaranteed on a senior unsecured basis by each of our wholly-owned domestic restricted subsidiaries. We pay interest on the Western 2021 Senior Unsecured Notes semi-annually in cash in arrears on April 1 and October 1 of each year. The Western 2021 Senior Unsecured Notes matures on April 1, 2021.
5.75% Convertible Senior Unsecured Notes
On March 7, 2014, we provided notice to the Trustee and the holders (the “Noteholders”) of our 5.75% Convertible Senior Unsecured Notes (the "Western Convertible Notes") informing the Trustee and the Noteholders of our election, with respect to all conversions requested by Noteholders in accordance with the terms of the Indenture received by the conversion agent on or after March 20, 2014, to settle conversions of the Western Convertible Notes through the issuance of shares of our common stock. On various dates between March 26, 2014, and June 2, 2014, we delivered an aggregate of 9,155 shares of common stock to Noteholders to satisfy the conversion of $87,000 aggregate principal amount of Western Convertible Notes based on conversion rates, dependent on conversion date, of 105.2394 or 105.8731 shares of common stock for each $1,000 of principal amount of Western Convertible Notes converted. On June 16, 2014, we delivered 22,750,088 shares of common stock to Noteholders, to satisfy the conversion of $214,881,000 aggregate principal amount of Western Convertible Notes, based on a conversion rate of 105.8731 shares of common stock for each $1,000 of principal amount of Western Convertible Notes converted.
In addition to these conversions, we paid cash for the remainder of the outstanding amount of the Securities with a nominal loss on extinguishment of debt.
WNRL Obligations
Revolving Credit Facility
On October 16, 2013, WNRL entered into a $300.0 million senior secured revolving credit agreement ("WNRL Revolving Credit Facility"). WNRL has the ability to increase the total commitment of the revolving credit facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to certain conditions. The WNRL Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and a $10.0 million sublimit for swing line loans. Obligations under the WNRL Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of WNRL's subsidiaries. Obligations under the WNRL Revolving Credit Facility are secured by a first priority lien on substantially all of WNRL's or its subsidiaries' significant assets. WNRL creditors under the WNRL Revolving Credit Facility have no recourse to Western's assets, except to the extent of the assets of Western Refining Logistic GP, LLC, the general partner of WNRL that Western wholly owns. The revolving credit facility matures on October 16, 2018. Borrowings under the WNRL Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon WNRL's Consolidated Total Leverage Ratio, as defined in the WNRL Revolving Credit Facility. WNRL had no borrowings or outstanding letters of credit under the revolving credit facility as of June 30, 2014.
NTI Obligations
Revolving Credit Facility
The NTI Revolving Credit Facility provides for revolving credit financing through July 17, 2017 in an aggregate principal amount of up to $300.0 million of which $150.0 million may be utilized for the issuance of letters of credit and up to $30.0 million may be short‑term borrowings and may be increased up to a maximum aggregate principal amount of $450.0 million, subject to borrowing base availability. Obligations under the NTI Revolving Credit Facility are collateralized by substantially all of NTI’s assets. Indebtedness under the NTI Revolving Credit Facility is recourse to Northern Tier Energy GP LLC, its general partner, and is guaranteed by NTI and certain of its subsidiaries. Borrowings under the NTI Revolving Credit Facility bear interest at either (a) an alternative base rate plus an applicable margin (ranging between 1.00% and 1.50%) or (b) a LIBOR rate plus an applicable margin (ranging between 2.00% and 2.50%). The alternative base rate is the greater of (a) the prime rate, (b) the Federal Funds Effective Rate plus 50 basis points or (c) the one-month LIBOR rate plus 100 basis points and a spread of up to 150 basis points based upon percentage utilization of this facility. In addition to paying interest on outstanding borrowings, NTI is also required to pay an annual commitment fee ranging from 0.375% to 0.500% and letter of credit fees.

As of June 30, 2014, the availability under the NTI Revolving Credit Facility was $244.0 million. This availability is net of $35.2 million in outstanding letters of credit. NTI had no borrowings under the NTI Revolving Credit Facility at June 30, 2014.
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

Dividends
On January 28, 2014, we declared a first quarter 2014 cash dividend of $0.26 per share on our common stock. We paid the aggregate dividend of $20.7 million on February 27, 2014, to stockholders of record as of February 12, 2014. On April 21, 2014, we declared a second quarter 2014 cash dividend of $0.26 per share on our common stock. We paid the aggregate dividend of $20.7 million on May 21, 2014, to stockholders of record at the close of business on May 6, 2014. On July 15, 2014, we declared a third quarter 2014 cash dividend of $0.26 per share on our common stock. We are scheduled to pay the aggregate dividend of $26.3 million on August 14, 2014, to stockholders of record at the close of business on July 30, 2014. We anticipate paying future quarterly dividends, subject to the board of directors' approval and compliance with our outstanding financing agreements.
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
At June 30, 2014, we held approximately 7.1 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $66.11 per barrel. At June 30, 2014, the excess of the current cost of our crude oil, refined products and other feedstocks and blendstocks inventories over aggregated LIFO costs was $219.7 million.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three and six months ended June 30, 2014 and 2013 and open commodity hedging positions as of June 30, 2014 and December 31, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Economic hedging results
Realized hedging gain (loss), net	$1,812	$18,329	$17,556	$(10,489)
Unrealized hedging gain, net	45,379	59,691	119,350	57,968
Total hedging gain, net	$47,191	$78,020	$136,906	$47,479

	June 30, 2014	December 31, 2013
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil and refined product futures, net (short) long positions	945	(768)
Refined product crack spread swaps, net short positions	(19,693)	(25,721)
Total open barrels commodity hedging instruments, net short positions	(18,748)	(26,489)

Fair value of outstanding contracts, net
Other current assets	$47,802	$8,791
Other assets	15,689	7
Accrued liabilities	(8,318)	(17,386)
Other long-term liabilities	(279)	(55,869)
Fair value of outstanding contracts - unrealized gain (loss), net	$54,894	$(64,457)
During the three and six months ended June 30, 2014 and 2013, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information
Item 1A. Risk Factors
We discuss the risks we face in our 2013 annual report on Form 10-K under Part I, Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Since 2012, our board of directors has approved three separate share repurchase programs authorizing us to repurchase up to $200 million, per program, of our outstanding common stock. Our board of directors approved our current share repurchase program in January of 2014 (the "January 2014 Program"). The January 2014 Program will expire on January 28, 2015, and through August 1, 2014, we have used $61.5 million of the authorized amount under the January 2014 Program. Through August 1, 2014, we have purchased 13.0 million shares of our common stock under the programs. Between March 26, 2014, and June 16, 2014, we utilized 12.1 million shares of treasury stock, consisting of historically owned treasury shares and all shares purchased under the programs through June 10, 2014, to satisfy a portion of the conversion of our Convertible Notes.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase programs may be discontinued at any time by our board of directors.

The following table presents shares repurchased, by month, during the second quarter of 2014:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value that may yet be purchased under the program (In thousands)
April 1 - April 30	—	$—	—	$200,000
May 1 - May 31	12,519	38.96	12,519	199,512
June 1 - June 30	467,843	38.11	467,843	181,675
	480,362	38.13	480,362
(1) Average price per share excludes commissions.
Our payment of dividends is limited under the terms of our Revolving Credit Agreement and our 2021 Notes, and depends, in part, on our ability to satisfy certain financial covenants.

Item 5. Other Information
On August 4, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to declassify the Company’s Board of Directors. As a result of the amendment, each director elected at and after the 2014 Annual Meeting of Shareholders (“Annual Meeting”) will be elected for a one-year term and any director who was elected prior to the Annual Meeting will continue to serve for the remainder of the term for which that director was elected. Upon the effectiveness of the amendment to the Company’s Certificate of Incorporation, the Company’s Bylaws were also amended by the Company’s Board of Directors to reflect the declassification. As previously disclosed, the Company’s shareholders approved the amendment to the Company’s Certificate of Incorporation to declassify the Board of Directors at the Annual Meeting, and the proposal relating to the declassification was included in the Company’s proxy statement mailed to shareholders in April 2014. The Company’s Certificate of Incorporation and Bylaws, each as amended and currently in effect, are filed as Exhibits 3.1 and 3.2, respectively, to this Form 10-Q.

Item 6. Exhibits
Exhibit Index***

Number	Exhibit Title

3.1*	Certificate of Incorporation, as amended, of the Company as currently in effect

3.2*	Bylaws, as amended, of the Company as currently in effect

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are under File No. 001-32721.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	August 6, 2014
Gary R. Dalke	(Principal Financial Officer)