Form 10-Q
period 2014-09-30
Western Refining, Inc.
filed 2014-11-06
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2014, there were 98,613,837 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact should be deemed forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements give our current expectations; contain projections of results of operations or of financial condition or forecasts of future events. These forward-looking statements relate to matters such as our industry, business strategy, future operations, our expectations for margins and crack spreads, the discount between West Texas Intermediate Cushing ("WTI") crude oil and Brent crude oil as well as the discount between WTI and WTI Midland crude oils, cost advantages of Bakken Shale and Canadian crude oil, attractiveness of our refined product locations, new and proposed additions to inland crude oil pipeline capacity, expected share repurchases and dividends, volatility in pricing of Renewable Identification Numbers ("RINs"), taxes, capital expenditures, liquidity (including sources of liquidity) and capital resources and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words "anticipate," "assume," "believe," "budget," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "forecast," "position," "predict," "project," "strategy," "will," "future" and similar terms and phrases to identify forward-looking statements in this report.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in crack spreads;

•	changes in the spread between WTI crude oil and West Texas Sour crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Brent crude oil and between WTI crude oil and WTI Midland crude oil;

•	effects of and exposure to risks related to our commodity hedging strategies, transactions and other risk management programs;

•	availability and costs of renewable fuels for blending and RINs to meet Renewable Fuel Standards ("RFS") obligations;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	construction of and timing for completing new, or expansion of existing, product or crude oil pipelines, including in the Permian Basin and at Cushing, Oklahoma;

•	changes in the underlying demand for our refined products;

•	crude oil and refined petroleum product production levels;

•	instability and volatility in the financial markets;

•	changes in general economic and political conditions;

•	adverse changes in the credit ratings assigned to our and our subsidiaries' debt instruments;

•	changes in the availability and cost of capital;

•	actions of customers and competitors;

i

•	successful integration and future performance of acquired assets, businesses or third-party product supply and processing relationships;

•	actions of third-party operators, processors and transporters;

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems on our operations;

•	contractual creditworthiness of, and performance by, our counterparties;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns and timing projections relating to those projects and failure to realize the expected benefits from those projects;

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
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$650,154	$468,070
Accounts receivable, trade, net of a reserve for doubtful accounts of $594 and $906, respectively	594,008	599,930
Inventories	667,299	557,388
Prepaid expenses	132,773	112,137
Other current assets	122,406	110,211
Total current assets	2,166,640	1,847,736
Equity method investment	97,427	101,560
Property, plant and equipment, net	2,142,116	2,125,029
Goodwill	1,297,043	1,297,043
Intangible assets, net	76,031	78,098
Other assets, net	84,627	63,499
Total assets	$5,863,884	$5,512,965
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$817,726	$879,019
Accrued liabilities	226,675	275,915
Deferred income tax liability, net	38,424	30,493
Current portion of long-term debt	5,651	213,642
Total current liabilities	1,088,476	1,399,069
Long-term liabilities:
Long-term debt, less current portion	1,247,687	1,172,965
Lease financing obligations	26,097	24,910
Deferred income tax liability, net	337,257	252,489
Other liabilities	36,562	92,945
Total long-term liabilities	1,647,603	1,543,309
Commitments and contingencies
Equity:
Western shareholders' equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 102,638,639 and 91,827,731 shares issued, respectively	1,026	918
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	486,633	625,825
Retained earnings	985,437	624,213
Accumulated other comprehensive loss, net of tax	(279)	(350)
Treasury stock, 1,546,514 and 12,102,169 shares, respectively at cost	(60,486)	(356,554)
Total Western shareholders' equity	1,412,331	894,052
Non-controlling interest	1,715,474	1,676,535
Total equity	3,127,805	2,570,587
Total liabilities and equity	$5,863,884	$5,512,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$4,052,324	$2,447,610	$12,128,757	$7,063,789
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,379,555	2,177,623	10,271,461	5,961,690
Direct operating expenses (exclusive of depreciation and amortization)	218,183	123,474	619,995	359,195
Selling, general and administrative expenses	57,206	28,777	170,578	84,779
Affiliate severance costs	—	—	12,878	—
Loss (gain) on disposal of assets, net	(66)	(7,024)	939	(7,024)
Maintenance turnaround expense	1,883	2,895	48,329	46,098
Depreciation and amortization	46,910	27,735	141,168	79,210
Total operating costs and expenses	3,703,671	2,353,480	11,265,348	6,523,948
Operating income	348,653	94,130	863,409	539,841
Other income (expense):
Interest income	483	155	899	541
Interest expense and other financing costs	(16,358)	(13,432)	(68,940)	(46,101)
Amortization of loan fees	(1,892)	(1,523)	(6,068)	(4,642)
Loss on extinguishment of debt	—	(6)	(9)	(46,772)
Other, net	(2,816)	94	(351)	392
Income before income taxes	328,070	79,418	788,940	443,259
Provision for income taxes	(80,713)	(29,074)	(223,319)	(159,937)
Net income	247,357	50,344	565,621	283,322
Less net income attributable to non-controlling interests	60,608	—	136,630	—
Net income attributable to Western Refining, Inc.	$186,749	$50,344	$428,991	$283,322

Net earnings per share:
Basic	$1.85	$0.63	$4.86	$3.40
Diluted	1.84	0.53	4.28	2.80
Weighted average common shares outstanding:
Basic	101,199	80,254	88,240	83,100
Diluted	101,325	102,720	102,207	105,602

Cash dividends declared per common share	$0.26	$0.18	$0.78	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$247,357	$50,344	$565,621	$283,322
Other comprehensive income items:
Benefit plans:
Amortization of net prior service cost	80	—	161	—
Pension plan termination adjustment	—	—	—	217
Reclassification of loss to income	5	11	15	36
Other comprehensive income before tax	85	11	176	253
Income tax	(2)	(4)	(6)	(96)
Other comprehensive income, net of tax	83	7	170	157
Comprehensive income	247,440	50,351	565,791	283,479
Less comprehensive income attributable to non-controlling interests	60,657	—	136,729	—
Comprehensive income attributable to Western Refining, Inc.	$186,783	$50,351	$429,062	$283,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$565,621	$283,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,168	79,210
Changes in fair value of commodity hedging instruments	(136,371)	(83,713)
Reserve for doubtful accounts	210	84
Amortization of loan fees and original issue discount	13,052	16,318
Loss on extinguishment of debt	9	46,772
Stock-based compensation expense	16,613	4,305
Deferred income taxes	91,450	63,841
Excess tax benefit from stock-based compensation	(1,133)	(8,288)
Loss from equity method investment	44	—
Loss (gain) on disposal of assets, net	939	(7,024)
Changes in operating assets and liabilities:
Accounts receivable	5,712	(111,504)
Inventories	(109,911)	143,581
Prepaid expenses	(20,636)	(87,147)
Other assets	27,270	13,146
Accounts payable and accrued liabilities	(100,302)	(3,678)
Other long-term liabilities	323	188
Net cash provided by operating activities	494,058	349,413
Cash flows from investing activities:
Capital expenditures	(147,254)	(147,789)
Return of capital from equity method investment	3,910	—
Proceeds from the sale of assets	1,308	7,467
Net cash used in investing activities	(142,036)	(140,322)
Cash flows from financing activities:
Additions to long-term debt	79,311	350,000
Payments on long-term debt	(4,546)	(325,292)
Debt retirement fees	—	(24,396)
Deferred financing costs	(4,485)	(12,445)
Purchase of treasury stock	(61,540)	(252,841)
Distribution to non-controlling interest holders	(111,235)	—
Dividends paid	(67,767)	(34,949)
Convertible debt redemption	(809)	(282)
Excess tax benefit from stock-based compensation	1,133	8,288
Net cash used in financing activities	(169,938)	(291,917)
Net increase (decrease) in cash and cash equivalents	182,084	(82,826)
Cash and cash equivalents at beginning of period	468,070	453,967
Cash and cash equivalents at end of period	$650,154	$371,141

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
We are an independent crude oil refiner and marketer of refined products. We market refined products on a wholesale basis in Arizona, Colorado, California, the Mid-Atlantic region, New Mexico, the Upper Great Plains region and West Texas through bulk and rack marketing networks and we sell refined products through two retail networks with a total of 477 company-owned and franchised retail sites in the U.S. We produce refined products at three refineries: one in El Paso, Texas, one near Gallup in the Four Corners region of northern New Mexico and one in St. Paul Park, Minnesota.
During 2013, we formed Western Refining Logistics, LP ("WNRL") and acquired control of Northern Tier Energy LP ("NTI") through our acquisition of Northern Tier Energy GP LLC, NTI's general partner. NTI's assets are located in the Upper Great Plains region and include one refinery and supporting assets in St. Paul Park, Minnesota and retail convenience stores. WNRL gathers, transports and stores crude oil and refined product through its pipeline and gathering assets and terminalling, transportation, asphalt and storage assets, primarily for the benefit of Western. Both NTI and WNRL are publicly traded limited partnerships.
Western entered into a Contribution, Conveyance and Assumption Agreement, dated September 25, 2014, as amended by and among Western, Western Refining Southwest, Inc., a wholly-owned subsidiary of Western, WNRL and Western Refining Logistics GP, LLC, the general partner of WNRL (the "Contribution Agreement"). On October 15, 2014 (the "Closing Date"), under the terms of the Contribution Agreement, Western sold all of the outstanding limited liability company interests of Western Refining Wholesale, LLC (“WRW”) to WNRL. The effect of this transaction is not reflected in these Condensed Consolidated Financial Statements. See Note 23, Subsequent Events for additional information on this transaction.
Our operations include five business segments: refining, NTI, WNRL, wholesale and retail. See Note 3, Segment Information, for further discussion of our business segments.
2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period.
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
The condensed consolidated financial statements include the accounts of Western Refining, Inc. and subsidiaries in which we have a controlling interest. We own a 38.7% limited partner interest in NTI and, as of the Closing Date of the Contribution Agreement, we own a 66.2% limited partner interest in WNRL (see Note 23, Subsequent Events for additional information). We own 100% of NTI's and WNRL's respective general partners. As the general partner of NTI and WNRL, we have the ability to direct the activities of NTI and WNRL that most significantly impact their respective economic performance.
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
We have reported non-controlling interests for NTI and WNRL of $1,389.7 million and $325.8 million, respectively, in our Condensed Consolidated Balance Sheet as of September 30, 2014. We have reported non-controlling interest for NTI and WNRL of $1,350.4 million and $326.2 million, respectively, in our Condensed Consolidated Balance Sheet as of December 31, 2013.
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
Refining and logistics direct operating expenses include costs of labor, maintenance materials and services, chemicals and catalysts, natural gas, utilities and other operating expenses. Wholesale direct operating expenses include costs of labor, transportation expense, maintenance materials and services, utilities and other operating expenses. Retail operating expenses include costs of labor, maintenance materials and services, outside services, bank charges, rent expense, utilities and other operating expenses.
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
Recent Accounting Pronouncements
Recent changes in the Accounting Standards Codification ("ASC") related to the accounting and reporting requirements for disposals when such disposal represents a strategic shift that will have a significant impact on the entity’s operations and financial results are effective for the first interim or annual period beginning after December 15, 2014. Among other new disclosure requirements, an entity will be required to make certain disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. These new requirements will be applied prospectively. Early

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adoption is permitted provided the disposal was not previously disclosed. Our adoption of these changes is not expected to have a material impact on our financial position, results of operations or cash flows.
The ASC accounting provisions covering the recognition and reporting of revenues were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These provisions are effective for the first interim or annual period beginning after December 15, 2016, and are to be applied retrospectively, with early adoption not permitted. We do not expect the adoption of this guidance to materially affect our financial position, results of operations or cash flows.
New provisions under the ASC that require management of an entity to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures will become effective for annual periods beginning after December 15, 2016, and interim periods thereafter with early application permitted. The changed requirements are intended to reduce diversity in the timing and content of footnote disclosures. We do not expect the adoption of these new provisions to materially affect our financial position, results of operations or cash flows as they only affect future disclosures.
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
3. Segment Information
Our operations are organized into five reportable segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes and our types of customers. These segments are refining, NTI, WNRL, wholesale and retail. A description of each segment's activities and principal products follows:
Refining. We report the operations of two refineries in our refining segment: one in El Paso, Texas (the "El Paso refinery") with a 128,000 barrel per day (bpd) capacity and one near Gallup, New Mexico (the "Gallup refinery") with a 25,000 bpd capacity. Our refineries make various grades of gasoline, diesel fuel and other products from crude oil, other feedstocks and blending components. We purchase crude oil, other feedstocks and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products through our wholesale and retail segments, other independent wholesalers and retailers, commercial accounts and sales and exchanges with major oil companies. Net sales for the three and nine months ended September 30, 2014, includes $3.4 million in business interruption recoveries related to a weather related processing outage that occurred during the first quarter of 2011 at the El Paso refinery. Net sales for the three and nine months ended September 30, 2013, includes $15.3 million and $22.2 million, respectively, in business interruption recoveries related to processing outages that occurred during the first and fourth quarters of 2011 at the El Paso refinery.
NTI. Through our acquisition of Northern Tier Energy GP LLC, NTI's general partner, Western acquired control of NTI during November 2013. NTI is an independent crude oil refiner and marketer of refined products with one 96,500 bpd refinery and also operates a network of retail convenience stores selling various grades of gasoline, diesel fuel and convenience store merchandise in the Upper Great Plains region. NTI's operations are separate from those of Western. As of September 30, 2014, NTI included the operations of 165 retail convenience stores and supported 82 franchised retail convenience stores. These convenience stores are located primarily in Minnesota and Wisconsin. NTI's refinery supplies the majority of the gasoline and diesel sold through these convenience stores. NTI's results of operations for the nine months ended September 30, 2014, includes severance payments totaling $12.9 million, respectively, related to Western's acquisition of NTI's general partner.
WNRL. WNRL was formed to own, operate, develop and acquire logistics assets and related businesses. WNRL's assets consist of pipeline and gathering assets and terminalling, transportation and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 8.0 million barrels of active storage capacity, as well as other assets. The majority of WNRL's assets are integral to the operations of Western's refineries located in El Paso, Texas and near Gallup, New Mexico. WNRL began its operations in October 2013. WNRL's accounting predecessor's operations were historically included in our refining segment's operations and were not considered to be a separate reporting segment prior to October 2013.
On October 15, 2014, under the terms of the Contribution Agreement, Western sold all of the outstanding limited liability company interests of WRW to WNRL. As of the Closing Date, WNRL purchased substantially all of Western’s southwest

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

wholesale assets including assets and related inventories of WRW's lubricant distributions, southwest bulk petroleum fuels distributions and products transportation. The effect of this transaction is not reflected in these Condensed Consolidated Financial Statements. See Note 23, Subsequent Events for additional information on this transaction.
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
We have an exclusive supply and marketing agreement with a third party covering activities related to our refined product supply, hedging and sales in the Mid-Atlantic region. We recorded $0.5 million in liabilities and $2.3 million in assets at September 30, 2014, and December 31, 2013, respectively, related to this supply agreement in our Condensed Consolidated Balance Sheets. The revenues and costs recorded under the supply agreement included $12.3 million and $2.9 million in net hedging gains and $5.6 million and $3.2 million in net hedging losses for the three and nine months ended September 30, 2014 and 2013, respectively.
Retail. Through retail convenience stores, our retail segment sells various grades of gasoline, diesel fuel, convenience store merchandise and beverage and food products to the general public. Our wholesale segment supplies the majority of gasoline and diesel fuel that our retail segment sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At September 30, 2014, the retail segment operated 230 service stations and convenience stores or kiosks located in Arizona, Colorado, New Mexico and Texas compared to 221 service stations and convenience stores or kiosks at September 30, 2013.
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
Activities of our business that are not included in the five segments mentioned above are included in the "Other" category. These activities consist primarily of corporate staff operations and other items that are not specific to the normal business of any one of our five operating segments. We do not allocate certain items of other income and expense, including income taxes, to the individual segments. NTI and WNRL are primarily pass-through entities with respect to income taxes.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2014 and 2013, are presented below:

	Three Months Ended September 30, 2014
	Refining	NTI	WNRL	Wholesale	Retail	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,357,382	$1,446,462	$686	$927,988	$319,806	$—	$4,052,324
Intersegment sales (1)	905,671	2,571	34,914	244,586	5,236	—
Operating income (loss) (2)	$242,809	$96,799	$12,761	$8,321	$8,524	$(20,561)	$348,653
Other income (expense), net							(20,583)
Income before income taxes							$328,070

Depreciation and amortization	$20,280	$18,482	$3,331	$1,239	$2,846	$732	$46,910
Capital expenditures	33,840	9,237	2,748	2,521	1,394	183	49,923

(1)	Intersegment sales of $1,193.0 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and NTI segments as a component of cost of products sold. Refining cost of products sold includes $36.9 million in net realized and unrealized economic hedging gains. NTI cost of products sold includes $6.8 million in net realized and unrealized economic hedging gains.

	Nine Months Ended September 30, 2014
	Refining	NTI	WNRL	Wholesale	Retail	Other	Consolidated
	(In thousands)
Net sales to external customers	$4,065,184	$4,192,079	$2,044	$2,964,102	$905,348	$—	$12,128,757
Intersegment sales (1)	2,669,069	13,653	101,294	688,512	15,286	—
Operating income (loss) (2)	$629,393	$222,735	$35,581	$24,554	$7,979	$(56,833)	$863,409
Other income (expense), net							(74,469)
Income before income taxes							$788,940

Depreciation and amortization	$60,145	$56,829	$10,042	$3,659	$8,194	$2,299	$141,168
Capital expenditures	89,384	34,339	11,425	6,230	4,765	1,111	147,254
Goodwill at September 30, 2014	—	1,297,043	—	—	—	—	1,297,043
Total assets at September 30, 2014	1,699,865	3,030,830	222,439	212,217	189,561	508,972	5,863,884

(1)	Intersegment sales of $3,487.8 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and NTI segments as a component of cost of products sold. Refining cost of products sold includes $176.6 million in net realized and unrealized economic hedging gains. NTI cost of products sold includes $4.0 million in net realized and unrealized economic hedging gains.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2013
	Refining	WNRL (3)	Wholesale	Retail	Other	Consolidated
	(In thousands)
Net sales to external customers	$1,111,457	$603	$1,019,386	$316,164	$—	$2,447,610
Intersegment sales (1)	883,515	1,067	222,979	5,546	—
Operating income (loss) (2)	$139,406	$(39,640)	$6,273	$5,492	$(17,401)	$94,130
Other income (expense), net						(14,712)
Income before income taxes						$79,418

Depreciation and amortization	$18,519	$4,057	$979	$3,362	$818	$27,735
Capital expenditures	21,977	20,001	2,270	1,529	158	45,935

(1)	Intersegment sales of $1,113.1 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining segment as a component of cost of products sold. Refining cost of products sold includes $38.5 million in net realized and unrealized economic hedging gains.

(3)	The financial data for WNRL includes WNRL's predecessor historical financial results for the period beginning January 1, 2013, through September 30, 2013.

	Nine Months Ended September 30, 2013
	Refining	WNRL (3)	Wholesale	Retail	Other	Consolidated
	(In thousands)
Net sales to external customers	$3,184,766	$1,122	$2,969,588	$908,313	$—	$7,063,789
Intersegment sales (1)	2,585,336	2,986	648,825	15,870	—
Operating income (loss) (2)	$621,351	$(65,051)	$24,193	$9,210	$(49,862)	$539,841
Other income (expense), net						(96,582)
Income before income taxes						$443,259

Depreciation and amortization	$55,468	$9,873	$2,944	$8,719	$2,206	$79,210
Capital expenditures	77,628	56,070	6,105	4,904	3,082	147,789
Total assets at September 30, 2013	1,533,802	180,012	251,858	184,104	399,302	2,549,078

(1)	Intersegment sales of $3,253.0 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining segment as a component of cost of products sold. Refining cost of products sold includes $86.0 million in net realized and unrealized economic hedging gains.

(3)	The financial data for WNRL includes WNRL's predecessor historical financial results for the period beginning January 1, 2013, through September 30, 2013.
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
The carrying amounts of cash and cash equivalents and customer deposits included in accrued liabilities, all of which we consider Level 1 assets and liabilities, approximated their fair values at September 30, 2014, and December 31, 2013, due to their short-term maturities. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and an evaluation of counterparty credit risk.
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
The following tables represent our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and the basis for that measurement:

	Carrying Value at September 30, 2014	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at September 30, 2014
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets - commodity hedging contracts	$56,247	$—	$54,245	$2,002	$(6,175)	$50,072
Other assets - commodity hedging contracts	23,425	—	23,342	83	(1,049)	22,376
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(6,651)	—	(6,651)	—	6,175	(476)
Other long-term liabilities - commodity hedging contracts	(1,107)	—	(1,107)	—	1,049	(58)
	$71,914	$—	$69,829	$2,085	$—	$71,914

	Carrying Value at December 31, 2013	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at December 31, 2013
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets - commodity hedging contracts	$14,344	$—	$14,082	$262	$(5,553)	$8,791
Other assets - commodity hedging contracts	183	—	183	—	(176)	7
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(22,939)	—	(22,215)	(724)	5,553	(17,386)
Other long-term liabilities - commodity hedging contracts	(56,045)	—	(54,572)	(1,473)	176	(55,869)
	$(64,457)	$—	$(62,522)	$(1,935)	$—	$(64,457)
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to commodity price swap contracts) for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Asset (liability) balance at beginning of period	$3,745	$2,446	$(1,935)	$(1,647)
Change in fair value	249	2,004	4,428	6,097
Fair value of trades entered into during the period	—	—	(609)	—
Fair value reclassification from Level 3 to Level 2	(1,909)	—	201	—
Asset balance at end of period	$2,085	$4,450	$2,085	$4,450
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in a $0.2 million change in the estimated fair value.
As of September 30, 2014 and December 31, 2013, the carrying amount and estimated fair value of our debt was as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Carrying amount	$1,253,338	$1,386,607
Fair value	1,272,417	2,156,075
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventories
Inventories were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Refined products (1)	$321,623	$275,865
Crude oil and other raw materials (2)	289,788	227,187
Lubricants	17,394	16,032
Retail store merchandise	38,494	38,304
Inventories	$667,299	$557,388

(1)	Includes $24.1 million of inventory valued using the first-in, first-out ("FIFO") valuation method at both September 30, 2014, and December 31, 2013.

(2)	During the third quarter, NTI terminated a crude oil intermediation agreement and subsequently purchased all the crude oil inventory previously available to NTI under the intermediation agreement.
We value our refinery inventories of crude oil, other raw materials and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by our wholesale and retail segments, refined products inventories are valued under the LIFO valuation method. Wholesale and retail refined products, lubricants and retail store merchandise are valued under the FIFO valuation method.
As of September 30, 2014, and December 31, 2013, refined products valued under the LIFO method and crude oil and other raw materials totaled 8.5 million barrels and 6.8 million barrels, respectively. At September 30, 2014, and December 31, 2013, the excess of the current cost of these crude oil, refined product and other feedstock and blendstock inventories over LIFO cost was $158.1 million and $193.6 million, respectively.
During the three and nine months ended September 30, 2014, cost of products sold included net non-cash credits of $61.6 million and $35.5 million, respectively, from changes in our LIFO reserves. During the three and nine months ended September 30, 2013, cost of products sold included net non-cash charges of $56.1 million and $115.4 million, respectively, from changes in our LIFO reserves.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of September 30, 2014, and December 31, 2013, was as follows:

	September 30, 2014			December 31, 2013
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	3,893	$297,498	$76.42	3,320	$251,763	$75.83
Crude oil and other	4,647	289,788	62.36	3,517	227,187	64.60
	8,540	$587,286	68.77	6,837	$478,950	70.05
6. Equity Method Investment
NTI owns a 17% common equity interest in Minnesota Pipe Line Company, LLC ("MPL"). The carrying value of this equity method investment was $97.4 million and $101.6 million at September 30, 2014 and December 31, 2013, respectively.
Distributions from MPL during the three and nine months ended September 30, 2014, were $2.5 million and $3.9 million, respectively. Equity income (loss) from MPL for the three months ended March 31, 2014, June 30, 2014 and September 30, 2014, was $1.5 million, $(2.5) million and $0.9 million, respectively, resulting in net equity loss from MPL of $(0.04) million for the nine months ended September 30, 2014. Equity income (loss) has been included in other, net in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Property, plant and equipment	$2,923,399	$2,773,653
Accumulated depreciation	(781,283)	(648,624)
Property, plant and equipment, net	$2,142,116	$2,125,029
Depreciation expense was $45.8 million and $138.0 million for the three and nine months ended September 30, 2014, respectively, and $27.0 million and $77.1 million for the three and nine months ended September 30, 2013, respectively. Depreciation expense included $18.2 million and $56.1 million of depreciation related to NTI for the three and nine months ended September 30, 2014, respectively.
8. Intangible Assets, Net
Intangible assets, net was as follows:

	September 30, 2014			December 31, 2013			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(11,753)	$8,674	$20,427	$(10,558)	$9,869	5.5
Customer relationships	7,551	(3,227)	4,324	7,551	(2,810)	4,741	7.8
Rights-of-way and other	5,990	(3,439)	2,551	5,922	(2,916)	3,006	3.9
	33,968	(18,419)	15,549	33,900	(16,284)	17,616
Unamortizable assets:
Franchise rights and trademarks	42,900	—	42,900	42,900	—	42,900
Liquor licenses	17,582	—	17,582	17,582	—	17,582
Intangible assets, net	$94,450	$(18,419)	$76,031	$94,382	$(16,284)	$78,098
Intangible asset amortization expense for the three and nine months ended September 30, 2014, was $0.7 million and $2.1 million, respectively, based on estimated useful lives ranging from 1 to 23 years. Intangible asset amortization expense for the three and nine months ended September 30, 2013 was $0.7 million and $1.9 million, respectively, based on estimated useful lives ranging from 5 to 23 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2014	$740
2015	2,412
2016	2,242
2017	2,301
2018	2,300
2019	1,633

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt
Long-term debt was as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Western obligations:
Revolving Credit Facility	$—	$—
Term Loan Credit Facility due 2020	545,875	550,000
6.25% Senior Unsecured Notes due 2021	350,000	350,000
5.75% Convertible Senior Unsecured Notes due 2014, net of conversion feature of $7,362 for 2013	—	207,925
5.50% promissory note due 2015	151	313
Total Western obligations	896,026	1,108,238
NTI obligations:
Revolving Credit Facility due 2017	—	—
7.125% Senior Secured Notes due 2020	357,312	278,369
Total NTI obligations	357,312	278,369
WNRL obligations:
Revolving Credit Facility due 2018	—	—
Total WNRL obligations	—	—
Long-term debt	1,253,338	1,386,607
Current portion of long-term debt	(5,651)	(213,642)
Long-term debt, net of current portion	$1,247,687	$1,172,965
Outstanding amounts under Revolving Credit Agreements, if any, are included in the current portion of long-term debt.
Interest expense and other financing costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Contractual interest:
Western obligations	$12,381	$8,624	$42,423	$30,705
NTI obligations	5,477	—	16,186	—
WNRL obligations	230	—	683	—
	18,088	8,624	59,292	30,705
Amortization of original issuance discount	—	3,784	7,352	11,674
Other interest expense	(308)	1,597	4,045	5,174
Capitalized interest	(1,422)	(573)	(1,749)	(1,452)
Interest expense and other financing costs	$16,358	$13,432	$68,940	$46,101
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facility
On April 11, 2013, we entered into the Second Amended and Restated Revolving Credit Agreement ("Western Revolving Credit Facility"). Lenders under the Western Revolving Credit Facility extended $900.0 million in commitments that mature on April 11, 2018 and incorporate a borrowing base tied to eligible accounts receivable and inventory. The Western Revolving Credit Facility also provides for letters of credit and swing line loans and provides for a quarterly commitment fee ranging from 0.25% to 0.50% per annum subject to adjustment based upon the average utilization ratio and letter of credit fees ranging from 1.75% to 2.25% per annum, payable quarterly, subject to adjustment based upon the average excess availability. Borrowings can be either base rate loans plus a margin ranging from 0.75% to 1.25% or LIBOR loans plus a margin ranging from 1.75% to 2.25%, in each case subject to adjustment based upon the average excess availability under the Western Revolving Credit Facility. The majority of Western's restricted subsidiaries fully and unconditionally guarantee the Western Revolving Credit Facility on a joint and several basis. The Western Revolving Credit Facility is secured by our cash and cash equivalents, accounts receivable and inventory. As of September 30, 2014, we had no direct borrowings under the Revolving Credit Agreement, with gross availability of $738.0 million, of which $128.5 million was used for outstanding letters of credit.
On October 2, 2014, we entered into a third amendment to the Western Revolving Credit Facility. Lenders committed $900.0 million, all of which will mature on October 2, 2019. The commitments under the Western Revolving Credit Facility may be increased in the future to $1.4 billion, subject to certain conditions (including the agreement of financial institutions, in their sole discretion, to provide such additional commitments). The amended terms of the agreement include revised borrowing rates. Borrowings can be either base rate loans plus a margin ranging from 0.50% to 1.00% or LIBOR loans plus a margin ranging from 1.50% to 2.00%, subject to adjustment based upon the average excess availability. The Western Revolving Credit Facility also provides for a quarterly commitment fee ranging from 0.25% to 0.375% per annum, subject to adjustment based upon the average utilization ratio, and letter of credit fees ranging from 1.50% to 2.00% per annum payable quarterly, subject to adjustment based upon the average excess availability. Borrowing availability under the Western Revolving Credit Facility is tied to the amount of our and our restricted subsidiaries' eligible accounts receivable and inventory. The Western Revolving Credit Facility is guaranteed, on a joint and several basis, by certain of our subsidiaries and will be guaranteed by certain newly acquired or formed subsidiaries, subject to certain limited exceptions. The Western Revolving Credit Facility is secured by our cash and cash equivalents, accounts receivable and inventory. The Western Revolving Credit Facility contains certain covenants, including but not limited to, limitations on debt, investments, and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances.
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
Revolving Credit Facility
On September 29, 2014, NTI amended its senior secured Revolving Credit Facility (the "NTI Revolving Credit Facility"), increasing the aggregate principal amount available prior to the amendment from $300.0 million to $500.0 million. The NTI Revolving Credit Facility, which matures on September 29, 2019, incorporates a borrowing base tied to eligible accounts receivable and inventory and provides for up to $500.0 million for the issuance of letters of credit and up to $45.0 million for swing line loans. The NTI Revolving Credit Facility may be increased up to a maximum aggregate principal amount of $750.0 million, subject to certain conditions. Obligations under the NTI Revolving Credit Facility are secured by substantially all of NTI’s assets. Indebtedness under the NTI Revolving Credit Facility is recourse to Northern Tier Energy GP LLC, its general partner, and is guaranteed by NTI and certain of its subsidiaries. Borrowings under the NTI Revolving Credit Facility bear interest at either (a) an alternative base rate plus an applicable margin (ranging between 0.50% and 1.00%) or (b) a LIBOR rate plus an applicable margin (ranging between 1.50% and 2.00%), in each case based upon the average excess availability. In addition to paying interest on outstanding borrowings, NTI is also required to pay quarterly commitment fees ranging from 0.250% to 0.375% and letter of credit fees ranging from 1.50% to 2.00%. The NTI Revolving Credit Facility contains certain covenants, including but not limited to, limitations on debt, investments and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances. NTI incurred financing costs of $2.6 million associated with the amended NTI Revolving Credit Facility.
As of September 30, 2014, the availability under the NTI Revolving Credit Facility was $282.9 million. This availability is net of $38.1 million in outstanding letters of credit. There were no borrowings under the NTI Revolving Credit Facility at September 30, 2014.
7.125% Secured Notes
On November 8, 2012, Northern Tier Energy LLC, its wholly owned subsidiary ("NTI LLC"), and Northern Tier Finance Corporation (together with NTI LLC, the "NTI 2020 Notes Issuers"), issued $275.0 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the "NTI 2020 Secured Notes").
NTI increased the principal amount of the 2020 Secured Notes in September 2014 through issuance of a private placement of an additional $75.0 million in principal value at a premium of $4.3 million. This offering was issued under the same indenture as the existing 2020 Secured Notes and the new notes issued have the same terms as the existing notes. The offering generated cash proceeds of $79.3 million including an issuance premium of $4.3 million. NTI incurred financing costs of $1.9 million associated with this offering. The issuance premium will be amortized to interest expense over the remaining life of the notes.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

WNRL Obligations
Revolving Credit Facility
On October 16, 2013, WNRL entered into a $300.0 million senior secured revolving credit facility ("WNRL Revolving Credit Facility"). WNRL has the ability to increase the total commitment of the revolving credit facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to certain conditions. The WNRL Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the WNRL Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of WNRL's subsidiaries. Obligations under the WNRL Revolving Credit Facility are secured by a first priority lien on substantially all of WNRL's and its subsidiaries' significant assets. WNRL creditors under the WNRL Revolving Credit Facility have no recourse to Western's assets, except to the extent of the assets of Western Refining Logistics GP, LLC, the general partner of WNRL that Western wholly owns. The WNRL Revolving Credit Facility will mature on October 16, 2018. Borrowings under the WNRL Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon WNRL's Consolidated Total Leverage Ratio, as defined in the WNRL Revolving Credit Facility. WNRL had no direct or swing line borrowings or outstanding letters of credit under the revolving credit facility as of September 30, 2014. On October 15, 2014, to partially fund the purchase of certain assets from Western, WNRL borrowed $269.0 million under the WNRL Revolving Credit Facility. See Note 23, Subsequent Events for additional information on this transaction.
The WNRL Credit Facility contains covenants that limit or restrict WNRL's ability to make cash distributions. WNRL is required to maintain certain financial ratios that are tested on a quarterly basis for the immediately preceding four quarter period.
10. Equity
Changes to equity during the nine months ended September 30, 2014, were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2013	$894,052	$1,676,535	$2,570,587
Net income	428,991	136,630	565,621
Convertible debt redemption	(809)	—	(809)
Convertible debt settlement - treasury stock issuance in additional paid-in capital	(142,642)	—	(142,642)
Other comprehensive income, net of tax	71	99	170
Dividends	(67,767)	—	(67,767)
Stock-based compensation	3,234	13,379	16,613
Excess tax benefit from stock-based compensation	1,133	—	1,133
Distributions to non-controlling interest	—	(111,235)	(111,235)
Offering costs	—	66	66
Treasury stock purchases	(61,540)	—	(61,540)
Treasury stock issuance	357,608	—	357,608
Balance at September 30, 2014	$1,412,331	$1,715,474	$3,127,805

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The formation of WNRL and the acquisition of controlling interest in NTI occurred after September 30, 2013 and we did not consolidate any subsidiaries that were less than wholly owned for periods prior to September 30, 2013. Changes to equity during the nine months ended September 30, 2013, were as follows:

Shareholders' Equity
(In thousands)
Balance at December 31, 2012	$909,070
Net income	283,322
Convertible debt redemption	(282)
Other comprehensive income, net of tax	157
Dividends	(34,949)
Stock-based compensation	4,305
Excess tax benefit from stock-based compensation	8,288
Purchase of treasury stock	(252,841)
Balance at September 30, 2013	$917,070
Since 2012, our board of directors has approved three separate share repurchase programs authorizing us to repurchase up to $200 million, per program, of our outstanding common stock. Our board of directors approved our current share repurchase program in January of 2014 (the "January 2014 Program"). The January 2014 Program will expire on January 28, 2015, and through October 31, 2014, we used $161.5 million of the authorized amount. Since the inception of the initial share repurchase program in July 2012 through September 30, 2014, we purchased 13.0 million shares of our common stock under the programs. Between March 26, 2014, and June 16, 2014, in connection with the settlement of conversions of the Western Convertible Notes, we utilized 12.1 million shares of treasury stock, consisting of treasury shares acquired prior to the three share repurchase programs and shares purchased under the programs through June 10, 2014, to satisfy a portion of these conversions. On November 3, 2014, our board of directors authorized another share repurchase program of up to $200 million.
Subject to market conditions as well as corporate, regulatory and other considerations, we will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise. Our board of directors may discontinue the share repurchase program at any time.
The following table summarizes our share repurchase activity for the January 2014 Program:

	Number of shares purchased	Cost of share purchases (In thousands)
Shares purchased at December 31, 2013	—	$—
Shares purchased during Q1, 2014	—	—
Shares purchased at March 31, 2014	—	$—
Shares purchased during Q2, 2014 (1)	480,362	18,325
Shares purchased at June 30, 2014	480,362	$18,325
Shares purchased during Q3, 2014	1,093,182	43,215
Shares purchased at September 30, 2014	1,573,544	$61,540
(1) The shares purchased during the second quarter of 2014 included 27,030 shares that we subsequently used to settle conversions of the Convertible Notes.
As of September 30, 2014, we had $138.5 million remaining in authorized expenditures under the January 2014 Program. Through October 31, 2014, we purchased an additional 2,478,288 shares under the January 2014 Program at a cost of $100.0 million.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rates for the three and nine months ended September 30, 2014, were 24.6% and 28.3%, respectively. The effective tax rates for the three and nine months ended September 30, 2014, were lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in WNRL and NTI and recognizing a benefit relating to various federal tax credits. Compared to the federal statutory rate of 35%, our effective tax rates for the three and nine months ended September 30, 2013, were 36.6% and 36.1%, respectively, primarily due to state tax obligations offset by the Domestic Production Activity Deduction.
The Internal Revenue Service (the "IRS") has finalized examinations of our tax years ending December 31, 2007, 2008, 2009, 2010 and 2011. Due to statutory requirements, the tax years ending December 31, 2007 and 2008 required a review by the U.S. Joint Committee of Taxation prior to finalizing the audits. Western was notified in the third quarter that this review was completed and recorded a benefit relating to tax credits.
We believe that it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $23.7 million was provided against the deferred tax assets relating to these NOL carryforwards at September 30, 2014. There was no change in the valuation allowance for the Yorktown NOL carryforwards from December 31, 2013.
As of September 30, 2014, we have recorded a liability of $12.1 million for unrecognized tax benefits, of which $12.1 million would affect our effective tax rate if recognized. We recognized a net change of $2.0 million for unrecognized benefits, which includes $0.1 million and $0.3 million in interest and penalties for the three and nine months ended September 30, 2014, respectively.
12. Retirement Plans
We fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in our financial statements.
Pensions
The net periodic benefit cost associated with our pension plans for the three and nine months ended September 30, 2014 was $0.5 million and $1.6 million, respectively, and $0.8 million for the nine months ended September 30, 2013.
Postretirement Obligations
The net periodic benefit cost associated with our postretirement medical benefit plans for both the three and nine months ended September 30, 2014 and 2013 was $0.2 million, $0.6 million, $0.1 million and $0.3 million, respectively.
Our benefit obligation at December 31, 2013, for our postretirement medical benefit plans was $5.8 million. We fund our medical benefit plans on an as-needed basis.
The following table presents cumulative changes in other comprehensive income related to our benefit plans included as a component of equity for the periods presented, net of income tax. The related expenses are included in direct operating expenses in the Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning of period balance	$(313)	$(1,024)	$(350)	$(1,174)
Current period changes	34	7	71	157
End of period balance	$(279)	$(1,017)	$(279)	$(1,017)
Defined Contribution Plan
Western sponsors a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. For the three and nine months ended September 30, 2014 and 2013, we expensed $2.4 million, $6.3 million, $2.1 million and $6.3 million, respectively, in connection with this plan.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NTI sponsors qualified defined contribution plans for eligible employees. For the three and nine months ended September 30, 2014, NTI expensed $1.6 million and $5.7 million, respectively, in connection with its qualified defined contribution plans.
13. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to the refineries. During the nine months ended September 30, 2014, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three and nine months ended September 30, 2014 and 2013 and open commodity hedging positions as of September 30, 2014, and December 31, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Economic hedging results
Realized hedging gain, net	$26,716	$12,739	$44,272	$2,250
Unrealized hedging gain, net	17,020	25,745	136,371	83,713
Total hedging gain, net	$43,736	$38,484	$180,643	$85,963

	September 30, 2014	December 31, 2013
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil and refined product futures, net long (short) positions	3,078	(768)
Refined product crack spread swaps, net short positions	(16,928)	(25,721)
Total open barrels commodity hedging instruments, net short positions	(13,850)	(26,489)

Fair value of outstanding contracts, net
Other current assets	$50,072	$8,791
Other assets	22,376	7
Accrued liabilities	(476)	(17,386)
Other long-term liabilities	(58)	(55,869)
Fair value of outstanding contracts - unrealized gain (loss), net	$71,914	$(64,457)

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Offsetting Assets and Liabilities
Western's derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives; however, Western does not offset the fair value amounts recorded for derivative instruments under these agreements in the Condensed Consolidated Balance Sheets. We have posted margin collateral with various counterparties to support hedging and trading activities. The margin collateral posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default.
The following table presents offsetting information regarding Western's commodity hedging contracts as of September 30, 2014, and December 31, 2013:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of September 30, 2014
	(In thousands)
Gross financial assets:
Current assets	$56,247	$(6,175)	$50,072
Other assets	23,425	(1,049)	22,376
Gross financial liabilities:
Accrued liabilities	(6,651)	6,175	(476)
Other long-term liabilities	(1,107)	1,049	(58)
	$71,914	$—	$71,914

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of December 31, 2013
	(In thousands)
Gross financial assets:
Current assets	$14,344	$(5,553)	$8,791
Other assets	183	(176)	7
Gross financial liabilities:
Accrued liabilities	(22,939)	5,553	(17,386)
Other long-term liabilities	(56,045)	176	(55,869)
	$(64,457)	$—	$(64,457)
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2014, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our unleaded gasoline crack spread swaps were an average of $11.84 per contract. Settlement prices for our distillate crack spread swaps range from $18.44 to $24.37 per contract. The information below presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2014	2015	2016
Inventory positions (futures and swaps):
Crude oil and refined products — net short positions	(21)	(115)	—
Natural gas futures — net long positions	—	2,719	494
Refined product positions (crack spread swaps):
Distillate — net short positions	(212)	(10,611)	(6,030)
Unleaded gasoline — net short positions	(75)	—	—
14. Stock-Based Compensation
The Western Refining 2006 Long-Term Incentive Plan (the "2006 LTIP") and the 2010 Incentive Plan of Western Refining (the "2010 Incentive Plan") allow for restricted share awards and restricted share unit awards. As of September 30, 2014, there were 14,311 and 2,887,778 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over a scheduled vesting period and their market value at the date of the grant is amortized over the restricted period on a straight-line basis.
As of September 30, 2014, there were 376,771 unvested restricted share units outstanding. The final vesting for remaining restricted share awards occurred during the first quarter of 2014.
The components of stock compensation expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Direct operating expenses	$—	$—	$—	$61
Selling, general and administrative expenses	1,006	1,203	3,234	4,244
Total stock compensation expense	$1,006	$1,203	$3,234	$4,305
As of September 30, 2014, the aggregate fair value at grant date of outstanding restricted share units was $11.3 million. The aggregate intrinsic value of outstanding restricted share units was $15.8 million. The unrecognized compensation cost of unvested restricted share units was $8.4 million. Unrecognized compensation costs for restricted share units will be recognized over a weighted average period of approximately 3.37 years.
The following table summarizes our restricted share unit and restricted share activity for the nine months ended September 30, 2014:

	Restricted Share Units		Restricted Shares
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Not vested at December 31, 2013	442,887	$24.79	3,842	$16.78
Awards granted	116,451	38.84	—	—
Awards vested	(177,022)	22.95	(3,842)	16.78
Awards forfeited	(5,545)	26.69	—	—
Not vested at September 30, 2014	376,771	29.97	—	—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NTI 2012 Long-Term Incentive Plan
Approximately 8.0 million NTI common units are reserved for issuance under the NTI 2012 Long-Term Incentive Plan ("NTI LTIP"). NTI has awarded both restricted units and phantom units under the NTI LTIP. As of September 30, 2014, approximately 0.7 million units were outstanding under the NTI LTIP consisting of 0.4 million restricted units and 0.3 million phantom units. NTI recognizes the expense on these awards ratably from the grant date until all units become unrestricted.
NTI incurred $2.0 million and $12.3 million of unit-based compensation expense for the three and nine months ended September 30, 2014, respectively.
A summary of the NTI LTIP unit activity for the nine months ended September 30, 2014 is set forth below:

	Restricted Units		Phantom Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2013	306,519	$27.02	—	$—
Awards granted	486,893	24.31	351,470	26.99
Awards vested	(385,008)	26.03	(923)	27.01
Awards forfeited	(7,194)	25.21	(9,694)	27.01
Not vested at September 30, 2014	401,210	24.71	340,853	26.99
As of September 30, 2014, the total unrecognized compensation cost for units awarded under the NTI LTIP was $13.8 million.
Western Refining Logistics, LP 2013 Long-Term Incentive Plan
The Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "WNRL LTIP") was adopted by the Western Refining GP, LLC board of directors in connection with the completion of its initial public offering. The WNRL LTIP provides for grants of phantom units and distribution equivalent rights ("DERs"). As of September 30, 2014, there were 4.2 million phantom units reserved for future grants under the WNRL LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. WNRL incurred unit-based compensation expense of $0.5 million and $1.1 million for the three and nine months ended September 30, 2014, respectively.
The fair value at grant date of non-vested phantom units outstanding as of September 30, 2014, was $8.0 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $6.7 million as of September 30, 2014, that is expected to be recognized over a weighted-average period of approximately 4.32 years.
A summary of WNRL's unit award activity for the nine months ended September 30, 2014 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2013	10,908	$22.00
Awards granted	281,897	28.43
Awards vested	—	—
Awards forfeited	(13,559)	33.02
Not vested at September 30, 2014	279,246	27.95

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
The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income attributable to Western Refining, Inc.	$186,749	$50,344	$428,991	$283,322
Distributed earnings	(26,292)	(14,470)	(67,767)	(34,949)
Income allocated to participating securities	—	(77)	(5)	(1,035)
Distributed earnings allocated to participating securities	—	31	1	146
Undistributed income available to Western Refining, Inc.	$160,457	$35,828	$361,220	$247,484
Weighted average number of common shares outstanding (1)	101,199	80,254	88,240	83,100
Basic earnings per common share:
Distributed earnings per share	$0.26	$0.18	$0.77	$0.42
Undistributed earnings per share	1.59	0.45	4.09	2.98
Basic earnings per common share	$1.85	$0.63	$4.86	$3.40

Diluted earnings per common share:
Net income attributable to Western Refining, Inc.	$186,749	$50,344	$428,991	$283,322
Tax effected interest related to convertible debt	—	4,278	8,010	12,560
Net income available to Western Refining, Inc., assuming dilution	$186,749	$54,622	$437,001	$295,882
Weighted average diluted common shares outstanding	101,325	102,720	102,207	105,602
Diluted earnings per common share	$1.84	$0.53	$4.28	$2.80
(1) Excludes the weighted average number of common shares outstanding associated with participating securities of 1 thousand shares for the nine months ended September 30, 2014, and 173 thousand shares and 348 thousand shares for the three and nine months ended September 30, 2013, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computation of the weighted average number of diluted shares outstanding is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Weighted average number of common shares outstanding	101,199	80,254	88,240	83,100
Common equivalent shares from Western Convertible Notes	—	22,352	13,837	22,352
Restricted shares and share units	126	114	130	150
Weighted average number of diluted shares outstanding	101,325	102,720	102,207	105,602
A shareholder's interest in our common stock could become diluted as a result of vestings of restricted share units and, prior to the settlement of the Western Convertible Notes during the second quarter of 2014 (see Note 9, Long-Term Debt for further discussion), conversion of the Western Convertible Notes through issuance of shares of our common stock. In calculating our fully diluted earnings per common share, we consider the impact of restricted share units that have not vested and common equivalent shares related to the Western Convertible Notes. We include unvested restricted share units in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price. Common equivalent shares from the Western Convertible Notes are generally included in our diluted earnings calculation when net income exceeds certain thresholds above which the effect of the shares becomes dilutive. The Western Convertible Notes were converted into actual shares of our common stock during the first six months of 2014.
The table below summarizes our 2014 cash dividend declarations, payments and scheduled payments through December 1, 2014:

	2014
	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	January 28	February 12	February 27	$0.26	$20,730
Second quarter	April 21	May 6	May 21	0.26	20,745
Third quarter	July 15	July 30	August 14	0.26	26,292
Fourth quarter (1)	October 14	October 29	November 13	0.30	—
Fourth quarter - special dividend (2)	November 4	November 18	December 1	2.00	—
Total					$67,767
(1) The fourth quarter 2014 cash dividend of $0.30 per common share will result in an aggregate payment of approximately $29.6 million.
(2) The fourth quarter 2014 special cash dividend of $2.00 per common share will result in an aggregate payment of approximately $197.2 million.
Total dividends declared were $0.26, $0.78, $0.18 and $0.42 per common share, including those declared related to participating securities, for the three and nine months ended September 30, 2014 and 2013, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Cash Flows
Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Income taxes paid	$140,482	$168,366
Interest paid, excluding amounts capitalized	51,523	23,641
Non-cash investing and financing activities were as follows:

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Issuance of common shares for redemption of Western Convertible Notes	$357,608	$—
Accrued capital expenditures	19,082	—

17. Commitments
We have commitments under various operating leases with initial terms greater than one year for retail convenience stores, office space, warehouses, card locks, railcars and other facilities; some of which have renewal options and rent escalation clauses. These leases have terms that will expire on various dates through 2036. We expect that in the normal course of business, these leases will be renewed or replaced by other leases. Certain of our lease agreements provide for the fair value purchase of the leased asset at the end of the lease. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease and for renewal periods that are reasonably assured at the inception of the lease is recognized on a straight-line basis over the term of the lease.
In the normal course of business, we also have long-term commitments to purchase products and services, such as natural gas, electricity, water and transportation services for use by our refineries and logistic assets at market-based rates. We are also party to various refined product and crude oil supply and exchange agreements.
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
We are party to nineteen capital leases, with initial terms of 20 years, expiring in 2017 through 2033. The current portion of our capital lease obligations of $0.6 million and $0.6 million is included in accrued liabilities and the non-current portion of $26.1 million and $24.9 million is included in lease financing obligations in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013, respectively. These capital leases were discounted using annual interest rates of 3.24% to 10.51%. Total remaining interest related to these leases was $18.8 million and $20.1 million at September 30, 2014, and December 31, 2013, respectively. Annual payments, net of interest, average $2.3 million through the end of 2018 with the remaining $28.8 million due through 2033. Of the nineteen capital leases, twelve are NTI obligations with annual lease payments net of interest that average $0.9 million annually through the end of 2018 with the remaining $7.2 million due through 2033. There is no recourse to Western on the NTI capital leases. The remaining seven capital leases are held by our retail segment and make up the balance of the annual payments for the periods noted above.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of September 30, 2014:

Remaining 2014	$12,747
2015	48,616
2016	45,645
2017	42,137
2018	39,259
2019 and thereafter	317,481
$505,885
Total rental expense was $14.2 million and $41.7 million, respectively, for the three and nine months ended September 30, 2014, and $6.0 million and $17.4 million, respectively, for the the three and nine months ended September 30, 2013. Contingent rentals and subleases were not significant in any period.

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
Periodically, we receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. We do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations or cash flows. As of September 30, 2014, and December 31, 2013, we had consolidated environmental accruals of $13.3 million and $10.7 million, respectively.
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
We incurred $50.8 million in total capital expenditures between 2009 and 2013 to address the requirements of the 2005 NMED Amended Agreement. These capital expenditures were primarily for installation of emission controls on the heaters, boilers and FCCU and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx and particulate matter from our Gallup refinery. We will incur additional capital expenditures to implement one or more FCCU offset projects to be completed by the end of 2017. We paid penalties between 2009 and 2012 totaling $2.7 million. Implementation of the requirements in the 2005 NMED Amended Agreement will not result in any soil or groundwater remediation or clean-up costs.
Bloomfield 2007 NMED Remediation Order. In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures and implement corrective measures. Prior to July 2007, with the approval of the NMED and the New Mexico Oil Conservation Division, we placed into operation certain remediation measures that remain operational. As of September 30, 2014, we have expended $3.8 million and have accrued the remaining estimated costs of $4.1 million for implementing the investigation, interim measures and the reasonably known corrective actions of the order.
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
Gallup 2014 Environment Protection Division of NMED Settlement. In March 2014, we received a revised notice of violation and offer of settlement from the NMED Air Quality Bureau for alleged violations of the Clean Air Act. We agreed to settle and paid a penalty of $0.1 million in May 2014. No capital expenditures are required under the settlement.
NTI
At September 30, 2014, and December 31, 2013, liabilities for remediation by NTI totaled $3.0 million and $1.5 million, respectively. These liabilities are expected to be settled over at least the next 25 years. Receivables for recoverable costs from

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.1 million at September 30, 2014, and December 31, 2013, respectively.
On June 3, 2014, NTI was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency relating to its upgraded waste water treatment plant at its St. Paul Park refinery. This permit requires NTI to conduct additional testing of its remaining lagoon, and this testing is in progress. Following this testing, NTI may be required to incur future remediation costs and/or capital spending, relating to this lagoon and associated fire water resources, some of which may be recoverable from Marathon Petroleum Company LP ("Marathon") under an agreement entered into in connection with NTI's December 2010 acquisition of the St. Paul Park refinery, among other assets, from Marathon.
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
Other Matters
The EPA has issued Renewable Fuels Standards ("RFS"), that require us and other refiners to blend renewable fuels into the refined products produced at our refineries. Annually, the EPA is required to establish a volume of renewable fuels that refineries must blend into their refined petroleum fuels. However, the EPA has not established the final renewable blending volume level for 2014. To the extent we are unable to blend at the rate necessary to satisfy the EPA mandated volume, we purchase Renewable Identification Numbers ("RINs"). The purchase price for RINs is volatile and may vary significantly from period to period. Historically, the cost of purchased RINs has not had a significant impact on our operating results. We anticipate 2014 will be consistent with this history.
In addition, the EPA has investigated and brought enforcement actions against companies it believes produced invalid RINs. We may have purchased RINs the EPA will determine are invalid. Previously, we have entered into settlements with the EPA regarding RINs we purchased that the EPA ultimately determined were invalid. While we do not know if the EPA will determine that other RINs we have purchased are invalid, at this time we do not expect any settlements we would enter into with the EPA would have a material effect on our financial condition, results of operations or cash flows.
In August 2014, the TCEQ offered an expedited settlement with a proposed penalty of $0.2 million related to a June 2014 enforcement issued to our retail segment. We are currently negotiating the terms of the settlement with TCEQ. We do not anticipate capital expenditures or soil or groundwater remediation or clean-up requirements from the settlement.
We are party to various other claims and legal actions arising in the normal course of business. We believe that the resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
19. Related Party Transactions
Effective November 30, 2012, an entity controlled by one of our officers purchased the building and related lease agreement of certain office space that we and other commercial tenants occupy in El Paso, Texas. The lease agreement expires in May 2017. Under the terms of the lease, we make annual payments of $0.2 million. For the three and nine months ended September 30, 2014, we made rental payments under this lease to the related party of $0.05 million and $0.17 million, respectively. For the three and nine months ended September 30, 2013, we made rental payments under this lease to the related party of $0.05 million and $0.16 million, respectively. We have no amounts due as of September 30, 2014 related to this lease agreement.
Beginning on September 30, 2014, NTI began paying MPL for transportation services at published tariff rates. During the three and nine months ended September 30, 2014, NTI incurred $0.2 million in crude transportation costs with MPL. Prior to September 30, 2014, NTI had a crude oil supply and logistics agreement with a third party and had no direct supply transactions with MPL prior to this date.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20. Condensed Consolidating Financial Information
Separate condensed consolidating financial information of Western Refining, Inc. (the "Parent") and subsidiary guarantors and non-guarantors are presented below. At September 30, 2014, the Parent and certain subsidiary guarantors have fully and unconditionally guaranteed our Western 2021 Unsecured Notes on a joint and several basis. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information that should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
NTI, WNRL and Navajo Convenient Stores Co., LLC ("Navajo") are subsidiaries that have not guaranteed our Unsecured Notes. WNRL was not a subsidiary of the Parent during the nine months ended September 30, 2013, because Western formed the entity in the fourth quarter of 2013. Additionally, NTI was not a subsidiary of the Parent during the nine months ended September 30, 2013 because it was purchased on November 12, 2013. Separate condensed financial statements for Navajo were not disclosed in prior years because Navajo was considered a minor subsidiary and is not material to the consolidated financial statements in any period presented. Therefore, no financial information is presented for non-guarantors in the condensed consolidating financial statements for the nine months ended September 30, 2013.
NTI and WNRL are publicly held master limited partnerships. As of September 30, 2014, we owned a 38.7% limited partnership interest in NTI and a 65.3% limited partnership interest in WNRL and the non-financial general partner interests of both entities. We are the primary beneficiary of WNRL's earnings and cash flows. We exercise control of both NTI and WNRL through our 100% ownership of the respective general partners. Accordingly, NTI and WNRL are consolidated with the other accounts of Western.
During the nine months ended September 30, 2014, there have been no significant intercompany accounts or transactions between Western and NTI. Our transactions with WNRL including fees paid under our pipeline, terminalling and services agreements with WNRL are eliminated and have no significant impact on our consolidated financial statements. All intercompany accounts and transactions with NTI and WNRL are eliminated in our consolidated financial statements.
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
Western is WNRL’s primary customer. WNRL generates revenues by charging fees and tariffs for transporting crude oil through its pipelines and refined and other products through its terminals and pipelines and for providing storage in its storage tanks and at its terminals. Under our long-term pipeline and terminalling agreements with WNRL (see Note 21, Western Refining Logistics, LP), we accounted for 98.1% and 98.0% of WNRL’s total revenues for the three and nine months ended September 30, 2014, respectively. We do not provide financial or equity support through any liquidity arrangements and/or debt guarantees to WNRL.
WNRL has a senior secured revolving credit agreement. WNRL creditors under the revolving credit agreement have no recourse to our assets, except to the extent of the assets of Western Refining Logistic GP, LLC, the general partner of WNRL that we wholly own. Any recourse to WNRL’s general partner would be limited to the extent of the general partner’s assets that, other than its investment in WNRL, are not significant. Furthermore, our creditors have no recourse to the assets of WNRL's general partner, WNRL and its consolidated subsidiaries. See Note 9, Long-Term Debt, for a description of WNRL’s debt obligations.
NTI and WNRL have risks associated with their respective operations. NTI’s risks, while similar to ours because it experiences similar industry dynamics, are not associated with our operations. WNRL’s risks are directly associated with our operations. If we suffer significant decreases in our throughput or fail to meet desired shipping or throughput levels for an extended period of time, WNRL revenues would be reduced and WNRL could suffer substantial losses.
In the event that NTI or WNRL incur a loss, our operating results will reflect NTI's or WNRL’s loss, net of intercompany eliminations, to the extent of our ownership interests in NTI and WNRL at that point in time.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$464,989	$185,144	$—	$650,154
Accounts receivable, trade, net of a reserve for doubtful accounts	—	334,265	259,743	—	594,008
Accounts receivable and due from affiliate	—	1,373,732	1,792	(1,375,524)	—
Inventories	—	362,796	304,503	—	667,299
Prepaid expenses	—	124,752	8,021	—	132,773
Other current assets	—	101,342	21,064	—	122,406
Total current assets	21	2,761,876	780,267	(1,375,524)	2,166,640
Equity method investment	—	—	97,427	—	97,427
Property, plant and equipment, net	—	1,106,911	1,035,205	—	2,142,116
Goodwill	—	—	1,297,043	—	1,297,043
Intangible assets, net	—	37,837	38,194	—	76,031
Investment in subsidiaries	3,662,186	—	—	(3,662,186)	—
Other assets, net	32,487	33,558	18,582	—	84,627
Total assets	$3,694,694	$3,940,182	$3,266,718	$(5,037,710)	$5,863,884
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$455,961	$361,765	$—	$817,726
Accounts payable and due to affiliate	1,375,524	—	—	(1,375,524)	—
Accrued liabilities	10,964	148,436	67,275	—	226,675
Current deferred income tax liability, net	—	38,424	—	—	38,424
Current portion of long-term debt	5,500	151	—	—	5,651
Total current liabilities	1,391,988	642,972	429,040	(1,375,524)	1,088,476
Long-term liabilities:
Long-term debt, less current portion	890,375	—	357,312	—	1,247,687
Lease financing obligation	—	16,178	9,919	—	26,097
Deferred income tax liability, net	—	299,977	37,280	—	337,257
Deficit in subsidiaries	—	95,680	—	(95,680)	—
Other liabilities	—	32,902	3,660	—	36,562
Total long-term liabilities	890,375	444,737	408,171	(95,680)	1,647,603
Equity:
Equity - Western	1,412,331	2,852,473	714,033	(3,566,506)	1,412,331
Equity - Non-controlling interest	—	—	1,715,474	—	1,715,474
Total equity	1,412,331	2,852,473	2,429,507	(3,566,506)	3,127,805
Total liabilities and equity	$3,694,694	$3,940,182	$3,266,718	$(5,037,710)	$5,863,884

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$3,792,271	$1,484,633	$(1,224,580)	$4,052,324
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	3,364,502	1,235,697	(1,220,644)	3,379,555
Direct operating expenses (exclusive of depreciation and amortization)	—	129,176	92,943	(3,936)	218,183
Selling, general and administrative expenses	46	32,540	24,620	—	57,206
Gain on disposal of assets, net	—	(66)	—	—	(66)
Maintenance turnaround expense	—	1,883	—	—	1,883
Depreciation and amortization	—	25,097	21,813	—	46,910
Total operating costs and expenses	46	3,553,132	1,375,073	(1,224,580)	3,703,671
Operating income (loss)	(46)	239,139	109,560	—	348,653
Other income (expense):
Equity in earnings of subsidiaries	200,198	8,014	—	(208,212)	—
Interest income	—	388	95	—	483
Interest expense and other financing costs	(11,643)	(214)	(4,501)	—	(16,358)
Amortization of loan fees	(1,760)	—	(132)	—	(1,892)
Other, net	—	(1,262)	(1,554)	—	(2,816)
Income before income taxes	186,749	246,065	103,468	(208,212)	328,070
Provision for income taxes	—	(80,578)	(135)	—	(80,713)
Net income	186,749	165,487	103,333	(208,212)	247,357
Less net income attributable to non-controlling interest	—	—	60,608	—	60,608
Net income attributable to Western Refining, Inc.	$186,749	$165,487	$42,725	$(208,212)	$186,749
Comprehensive income attributable to Western Refining, Inc.	$186,749	$165,490	$42,756	$(208,212)	$186,783

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$11,486,105	$4,309,070	$(3,666,418)	$12,128,757
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	10,293,662	3,631,911	(3,654,112)	10,271,461
Direct operating expenses (exclusive of depreciation and amortization)	—	371,581	260,720	(12,306)	619,995
Selling, general and administrative expenses	139	91,964	78,475	—	170,578
Affiliate severance costs	—	—	12,878	—	12,878
Loss (gain) on disposal of assets, net	—	1,040	(101)	—	939
Maintenance turnaround expense	—	48,329	—	—	48,329
Depreciation and amortization	—	74,297	66,871	—	141,168
Total operating costs and expenses	139	10,880,873	4,050,754	(3,666,418)	11,265,348
Operating income (loss)	(139)	605,232	258,316	—	863,409
Other income (expense):
Equity in earnings of subsidiaries	485,724	22,329	—	(508,053)	—
Interest income	—	627	272	—	899
Interest expense and other financing costs	(50,908)	(775)	(17,257)	—	(68,940)
Amortization of loan fees	(5,677)	—	(391)	—	(6,068)
Loss on extinguishment of debt	(9)	—	—	—	(9)
Other, net	—	(546)	195	—	(351)
Income before income taxes	428,991	626,867	241,135	(508,053)	788,940
Provision for income taxes	—	(222,980)	(339)	—	(223,319)
Net income	428,991	403,887	240,796	(508,053)	565,621
Less net income attributable to non-controlling interest	—	—	136,630	—	136,630
Net income attributable to Western Refining, Inc.	$428,991	$403,887	$104,166	$(508,053)	$428,991
Comprehensive income attributable to Western Refining, Inc.	$428,991	$403,896	$104,228	$(508,053)	$429,062

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended September 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$3,656,443	$—	$(1,208,833)	$2,447,610
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	3,382,988	—	(1,205,365)	2,177,623
Direct operating expenses (exclusive of depreciation and amortization)	—	126,942	—	(3,468)	123,474
Selling, general and administrative expenses	46	28,731	—	—	28,777
Gain on disposal of assets, net	—	(7,024)	—	—	(7,024)
Maintenance turnaround expense	—	2,895	—	—	2,895
Depreciation and amortization	—	27,735	—	—	27,735
Total operating costs and expenses	46	3,562,267	—	(1,208,833)	2,353,480
Operating income (loss)	(46)	94,176	—	—	94,130
Other income (expense):
Equity in earnings of subsidiaries	65,148	—	—	(65,148)	—
Interest income	—	155	—	—	155
Interest expense and other financing costs	(13,229)	(203)	—	—	(13,432)
Amortization of loan fees	(1,523)	—	—	—	(1,523)
Loss on extinguishment of debt	(6)	—	—	—	(6)
Other, net	—	94	—	—	94
Income before income taxes	50,344	94,222	—	(65,148)	79,418
Provision for income taxes	—	(29,074)	—	—	(29,074)
Net income	50,344	65,148	—	(65,148)	50,344
Less net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Western Refining, Inc.	$50,344	$65,148	$—	$(65,148)	$50,344
Comprehensive income attributable to Western Refining, Inc.	$50,344	$65,155	$—	$(65,148)	$50,351

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$10,599,004	$—	$(3,535,215)	$7,063,789
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	9,488,218	—	(3,526,528)	5,961,690
Direct operating expenses (exclusive of depreciation and amortization)	—	367,882	—	(8,687)	359,195
Selling, general and administrative expenses	139	84,640	—	—	84,779
Gain on disposal of assets, net	—	(7,024)	—	—	(7,024)
Maintenance turnaround expense	—	46,098	—	—	46,098
Depreciation and amortization	—	79,210	—	—	79,210
Total operating costs and expenses	139	10,059,024	—	(3,535,215)	6,523,948
Operating income (loss)	(139)	539,980	—	—	539,841
Other income (expense):
Equity in earnings of subsidiaries	380,362	—	—	(380,362)	—
Interest income	—	541	—	—	541
Interest expense and other financing costs	(45,487)	(614)	—	—	(46,101)
Amortization of loan fees	(4,642)	—	—	—	(4,642)
Loss on extinguishment of debt	(46,772)	—	—	—	(46,772)
Other, net	—	392	—	—	392
Income before income taxes	283,322	540,299	—	(380,362)	443,259
Provision for income taxes	—	(159,937)	—	—	(159,937)
Net income	283,322	380,362	—	(380,362)	283,322
Less net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Western Refining, Inc.	$283,322	$380,362	$—	$(380,362)	$283,322
Comprehensive income attributable to Western Refining, Inc.	$283,322	$380,519	$—	$(380,362)	$283,479

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$86,784	$314,107	$179,291	$(86,124)	$494,058
Cash flows from investing activities:
Capital expenditures	—	(101,490)	(45,764)	—	(147,254)
Return of capital from equity method investment	—	—	3,910	—	3,910
Contributions to affiliate	—	(47,716)	—	47,716	—
Proceeds from the sale of assets	—	882	426	—	1,308
Net cash provided by (used in) investing activities	—	(148,324)	(41,428)	47,716	(142,036)
Cash flows from financing activities:
Additions to long-term debt	—	—	79,311	—	79,311
Payments on long-term debt	(4,384)	(162)	—	—	(4,546)
Deferred financing costs	—	—	(4,485)	—	(4,485)
Distribution to affiliate	—	—	(86,124)	86,124	—
Repurchases of common stock	(61,540)	—	—	—	(61,540)
Distribution to non-controlling interest holders	—	—	(111,235)	—	(111,235)
Dividends paid	(67,767)	—	—	—	(67,767)
Convertible debt redemption	(809)	—	—	—	(809)
Contributions from affiliates	47,716	—	—	(47,716)	—
Excess tax benefit from stock-based compensation	—	1,133	—	—	1,133
Net cash provided by (used in) financing activities	(86,784)	971	(122,533)	38,408	(169,938)
Net increase in cash and cash equivalents	—	166,754	15,330	—	182,084
Cash and cash equivalents at beginning of year	21	298,235	169,814	—	468,070
Cash and cash equivalents at end of year	$21	$464,989	$185,144	$—	$650,154

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$287,301	$62,112	$—	$—	$349,413
Cash flows from investing activities:
Capital expenditures	—	(147,789)	—	—	(147,789)
Proceeds from the sale of assets	—	7,467	—	—	7,467
Contributions to affiliate	—	(12,750)	—	12,750	—
Net cash provided by (used in) investing activities	—	(153,072)	—	12,750	(140,322)
Cash flows from financing activities:
Additions to long-term debt	350,000	—	—	—	350,000
Payments on long-term debt	(325,138)	(154)	—	—	(325,292)
Debt retirement fees	(24,396)	—	—	—	(24,396)
Deferred financing costs	(12,445)	—	—	—	(12,445)
Repurchases of common stock	(252,841)	—	—	—	(252,841)
Dividends paid	(34,949)	—	—	—	(34,949)
Convertible debt redemption	(282)	—	—	—	(282)
Contributions from affiliates	12,750	—	—	(12,750)	—
Excess tax benefit from stock-based compensation	—	8,288	—	—	8,288
Net cash provided by (used in) financing activities	(287,301)	8,134	—	(12,750)	(291,917)
Net decrease in cash and cash equivalents	—	(82,826)	—	—	(82,826)
Cash and cash equivalents at beginning of year	21	453,946	—	—	453,967
Cash and cash equivalents at end of year	$21	$371,120	$—	$—	$371,141

21. Western Refining Logistics, LP
WNRL is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets and logistics related businesses. WNRL's assets consist of pipeline and gathering assets and terminalling, transportation and storage assets in the Southwestern portion of the U.S., including approximately 300 miles of pipelines and approximately 8.0 million barrels of active storage capacity, as well as other assets. The majority of WNRL's assets are integral to the operations of Western's refineries located in El Paso, Texas and near Gallup, New Mexico.
We held a 65.3% limited partner interest in WNRL at September 30, 2014, including a non-economic general partner interest. This interest included 6,998,500 common partnership units and 22,811,000 subordinated partnership units. All intercompany transactions with WNRL are eliminated upon consolidation. Subsequent to September 30, 2014, WNRL issued 1,160,092 common units to us in connection with the purchase of WRW assets. See Note 23, Subsequent Events for additional detail on the transaction.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

operational services agreement with WNRL, under which we are reimbursed for personnel services provided by Western in support of WNRL's operations of its pipelines, terminals and storage facilities.
WNRL entered into a credit agreement that provides for a $300 million senior secured revolving credit facility, expiring October 16, 2018. The revolving credit facility is available to fund working capital, acquisitions, distributions, capital expenditures and for other general partnership purposes. On October 15, 2014, in connection with the closing of the Contribution Agreement, WNRL borrowed $269.0 million against the availability under the WNRL Revolving Credit Facility to fund a portion of the purchase of WRW. See Note 9, Long-Term Debt and Note 23, Subsequent Events for additional disclosure.
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
The table below summarizes WNRL's 2014 quarterly distribution declarations, payments and scheduled payments through November 24, 2014:

	2014
	Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
First quarter	May 2	May 16	May 26	$0.2975
Second quarter	August 1	August 15	August 25	0.3075
Third quarter	October 31	November 14	November 24	0.3175
Total				$0.9225
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
The allocation of the aggregate purchase price of NTI as of September 30, 2014, is summarized as follows (in thousands):

Net working capital	$95,937
Property, plant and equipment	916,705
Intangible assets	38,200
Other assets	114,000
Long-term debt	(278,438)
Other liabilities	(50,743)
Non-controlling interest	(1,357,704)
Fair value of net assets acquired	(522,043)
Goodwill	1,297,043
Purchase price	$775,000

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The consolidated statements of operations include the results of NTI’s operations for the three and nine months ended September 30, 2014. The following unaudited pro forma information assumes that (i) the acquisition of NTI occurred on January 1, 2012; (ii) $550.0 million was borrowed to fund the NTI acquisition on January 1, 2012, resulting in increased financing costs of $5.5 million and $16.6 million for the three and nine months ended September 30, 2013, respectively; (iii) $8.9 million and $26.7 million increased depreciation and amortization expense for the three and nine months ended September 30, 2013, respectively, for the increased estimated fair values of assets acquired beginning January 1, 2012; and (iv) income tax expense increased as a result of the increased operating income offset by increased depreciation, amortization and interest expense of $0.6 million and $22.1 million for the three and nine months ended September 30, 2013.

	Three Months Ended	Nine Months Ended
	September 30,
	2013
	(In thousands, except per share data)
Net sales	$3,796,710	$10,517,189
Operating income	115,621	736,814
Net income	62,031	427,071

Basic earnings per share	$0.57	$3.78
Diluted earnings per share	0.45	2.97
The table below summarizes NTI's 2014 quarterly distribution declarations, payments and scheduled payments through November 25, 2014:

	2014
	Declaration Date	Record Date	Payment Date	Distribution per Unit
First quarter	February 7	February 21	February 28	$0.41
Second quarter	May 6	May 19	May 30	0.77
Third quarter	August 5	August 18	August 29	0.53
Fourth quarter	November 4	November 14	November 25	1.00
Total				$2.71

23. Subsequent Events
On October 15, 2014, pursuant to the terms of the Contribution Agreement, Western sold all of the outstanding limited liability company interests of WRW to WNRL, in exchange for total consideration of $360 million. The WNRL consideration paid to Western consisted of $320 million in cash and 1,160,092 common units representing limited partner interests in WNRL. As of the Closing Date, Western sold substantially all of its southwest wholesale assets including assets and related inventories of WRW's lubricant distributions, southwest bulk petroleum fuels distributions and products transportation to WNRL. The issuance of additional WNRL common units to Western increased Western's limited partner interest in WNRL to 66.2%.
The cash portion of the consideration consisted of $269.0 million in direct borrowings under the WNRL Revolving Credit Facility and $51.0 million from cash on-hand. We did not recognize a gain from the sale of WRW's assets to WNRL as the sale of assets was treated as a reorganization of entities under common control.
We entered into the following agreements with WNRL that each have initial ten year terms in connection with the Contribution Agreement:

•
Product Supply Agreement – Western will supply and WNRL will purchase approximately 79,000 barrels per day of refined products for sale to WNRL’s wholesale customers. The agreement includes product pricing based upon OPIS or Platts indices on the day of delivery.

•
Fuel Distribution and Supply Agreement – Western will purchase a minimum of 645,000 barrels per month of branded and unbranded motor fuels for our retail and cardlock sites at a price equal to WNRL’s product cost at each terminal, plus actual transportation costs, plus a margin of $0.03 per gallon.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Crude Oil Trucking Transportation Services Agreement – Western will utilize WNRL’s crude oil trucks to haul a minimum of 1.525 million barrels of crude oil each month. Western will pay a flat rate per barrel based on the distance between the applicable pick-up and delivery points plus monthly fuel adjustments and customary applicable surcharges.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K") and elsewhere in this report. You should read such "Risk Factors" and "Forward-Looking Statements" in this report. In this Item 2, all references to "Western Refining," "the Company," "Western," "we," "us," and "our" refer to Western Refining, Inc. and its consolidated subsidiaries including NTI and WNRL, unless the context otherwise requires or where otherwise indicated.
Company Overview
We are an independent crude oil refiner and marketer of refined products incorporated in September 2005 under Delaware law with principal offices located in El Paso, Texas. Our stock trades on the New York Stock Exchange ("NYSE") under the symbol "WNR". We own certain operating assets directly; the controlling general partner interest and, as of October 15, 2014, a 66.2% limited partner interest in Western Refining Logistics, LP ("WNRL"), see Note 23, Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in this quarterly report, for additional information. We own the controlling general partner interest and a 38.7% limited partner interest in Northern Tier Energy LP ("NTI"). WNRL and NTI common partnership units trade on the NYSE under the symbols "WNRL" and "NTI", respectively.
Our refined products are produced by three refineries: one in El Paso, Texas (128,000 barrels per day, or bpd), one near Gallup in the Four Corners region of northern New Mexico (25,000 bpd) and a third in St. Paul Park, Minnesota (96,500 bpd). We sell refined products on a wholesale basis in Arizona, Colorado, the Mid-Atlantic region, New Mexico, the Upper Great Plains region and West Texas through bulk and rack marketing networks and we sell refined products through two retail networks with a total of 477 company-owned and franchised retail sites in the U.S.
During 2013, we formed WNRL as a Delaware master limited partnership to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets and related logistics businesses. WNRL's common partnership units began trading on the NYSE on October 10, 2013. WNRL completed its initial public offering (the "Offering") of common units representing limited partner interests to the public on October 16, 2013. We owned a 65.3% limited partner interest in WNRL and the public held a 34.7% limited partner interest at September 30, 2104. On October 15, 2014, in connection with a Contribution, Conveyance and Assumption Agreement dated September 25, 2014, and the transfer of substantially all of our wholesale business to WNRL, our limited partner interest in WNRL increased to 66.2%. See Note 23, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for additional information. We control WNRL through our 100% ownership of the general partner of WNRL and through control of the majority of outstanding common partnership units. WNRL is primarily involved in providing logistical services to our refineries in the Southwest.
Western and Northern Tier Holdings LLC ("NTH") entered into a purchase agreement on November 12, 2013, whereby we purchased from NTH all of NTH’s interests in NT InterHoldCo LLC, a wholly-owned subsidiary of NTH that holds all of the membership interests in Northern Tier Energy GP LLC, the general partner of NTI and common partnership units representing a 38.7% limited partner interest in NTI. NTI owns and operates a 96,500 bpd refinery in St. Paul Park, Minnesota. NTI operates 165 convenience stores and supports 82 franchised convenience stores. NTI's primary areas of operation include Minnesota, South Dakota and Wisconsin. We control NTI through our 100% ownership of the general partner of NTI.
We report our operating results in five business segments: refining, NTI, WNRL, wholesale and retail.

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
Western entered into a Contribution, Conveyance and Assumption Agreement, dated September 25, 2014, as amended by and among Western, Western Refining Southwest, Inc., a wholly-owned subsidiary of Western, WNRL and Western Refining Logistics GP, LLC, the general partner of WNRL (the "Contribution Agreement"). On October 15, 2014 (the "Closing Date"), under the terms of the Contribution Agreement, Western sold all of the outstanding limited liability company interests of Western Refining Wholesale, LLC (“WRW”) to WNRL. As of the Closing Date, WRW owns substantially all of Western’s southwest wholesale assets including assets and related inventories of WRW's lubricant distributions, southwest bulk petroleum fuels distributions and products transportation. The effect of this transaction is not reflected in this quarterly report. See Note 23, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for additional information.
Major Influences on Results of Operations
Refining. The following items have a significant impact on our overall refinery gross margin, results of operations and cash flows:

•	Fluctuations in petroleum based commodity values such as refined product prices and the cost of crude oil and other feedstocks resulting from changes in supply and demand;

•	product yield volumes are less than total refinery throughput volume, resulting in yield loss and lower refinery gross margin;

•	seasonal fluctuations in demand for refined products;

•	the impact of our economic hedging activity;

•	fluctuations in our direct operating expenses, especially the cost of natural gas and the cost of electricity;

•	planned maintenance turnarounds, generally significant in both downtime and cost, are expensed as incurred; and

•	unplanned downtime of our refineries generally leads to increased maintenance costs and a temporary increase in working capital investment.
Key factors driving petroleum based commodities' values include: supply and demand for crude oil, gasoline and other refined products; changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; crude oil and refined petroleum product production levels; logistics constraints; availability of imports; marketing of competitive fuels; price differentials between heavy and sour crude oils and light sweet crude oils; and government regulation. Our economic hedging activity can also have a significant impact on our refining margins. We engage in the hedging activity primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product and blendstock inventories. Consolidated cost of products sold for the nine months ended September 30, 2014, includes $180.6 million of realized and non-cash unrealized net gains from our economic hedging activities of which $176.6 million related to refining. The non-cash unrealized net gains included in this total were $136.4 million of which $135.2 million related to refining for the nine months ended September 30, 2014.
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year.
Safety, reliability and the environmental performance of our refineries’ operations are critical to our financial performance. Unplanned downtime of our refineries generally results in lost refinery gross margin opportunity, increased maintenance costs and a temporary increase in working capital investment and inventory. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or a major maintenance project, through a planning process that considers product availability, the margin environment and the availability of resources to perform the required maintenance. We occasionally experience unplanned downtime due to circumstances outside of our control. Certain of these outages qualify for reimbursement as business interruption losses, and we record these reimbursements as revenues. Net sales for the three and nine months ended September 30, 2014, includes $3.4 million in business interruption recoveries related to processing outages that occurred during the first and fourth quarters of 2011 at the El Paso refinery. Net sales for the three and nine months ended September 30, 2013, includes $15.3 million and $22.2 million, respectively, in business interruption recoveries related to processing outages that occurred during the first and fourth quarters of 2011 at the El Paso refinery.

NTI. NTI's gross margins, results of operations and cash flows are primarily affected by the following:

•	Fluctuations in petroleum based commodity values such as refined product prices and the cost of crude oil and other feedstocks resulting from changes in supply and demand;

•	product yield volumes are less than total refinery throughput volume, resulting in yield loss and lower refinery gross margin;

•	seasonal fluctuations in demand for refined products;

•	fluctuations in its direct operating expenses, especially related to the cost of natural gas and the cost of electricity;

•	planned maintenance turnarounds, generally significant in both downtime and cost, are expensed as incurred; and

•	unplanned downtime of its refineries generally leads to increased maintenance costs and a temporary increase in working capital investment.
NTI's seasonal demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic. Decreased demand during the winter months can lower gasoline prices and margins. As a result, NTI's operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year.
WNRL. As WNRL operations primarily support the operations of Western, its results of operations and cash flows are indirectly affected by operational items that affect Western. WNRL's terminal throughput volumes depend primarily on the volume of refined and other products produced at Western’s refineries that, in turn, is ultimately dependent on supply and demand for refined product, crude oil and other feedstocks and Western’s reaction to such changes in demand and supply.
Wholesale. Earnings and cash flows from our wholesale business are primarily affected by the sales volumes and margins of gasoline, diesel fuel and lubricants sold. These margins are equal to the sales price, net of discounts, less total cost of sales and are measured on a cents per gallon ("cpg") basis. Factors that influence margins include local supply, demand and competition.
Under an exclusive supply agreement with a third party, we receive monthly distribution amounts from the supplier equal to one-half of the amount by which our refined product sales in the Mid-Atlantic exceeds the supplier's costs of acquiring, transporting and hedging the refined product related to such sales. To the extent our refined product sales do not exceed the refined product costs during any month, we pay one-half of that amount to the supplier. Our payments to the supplier are limited to an aggregate annual amount of $2.0 million.
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
Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have a significant impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations and cash flows when implemented. For further discussion on the impact of recent accounting pronouncements, see Note 2, Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements included in this quarterly report.

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and nine months ended September 30, 2014 and 2013. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.
The information presented includes the results of operations of NTI and WNRL for the three and nine months ended September 30, 2014, without comparable information for the prior period. NTI was acquired on November 12, 2013. WNRL's operations began on October 16, 2013. In addition to the impact of the non-controlling interest in net income of NTI and WNRL, refinery margins have decreased due to additional fees paid by Western to WNRL for logistic services and refining direct operating expenses have decreased for the costs associated with WNRL that are no longer included in refining direct operating costs. Consequently, our results of operations for 2014 are not fully comparable with prior periods.
On October 15, 2014, under the terms of the Contribution Agreement, Western sold all of the outstanding limited liability company interests of WRW to WNRL. As of the Closing Date, WRW owns substantially all of Western’s southwest wholesale assets including assets and related inventories of WRW's lubricant distributions, southwest bulk petroleum fuels distributions and products transportation. The effect of this transaction is not reflected in this quarterly report. See Note 23, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for additional information on this transaction.

Consolidated
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	Three Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$4,052,324	$2,447,610	$1,604,714
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	3,379,555	2,177,623	1,201,932
Direct operating expenses (exclusive of depreciation and amortization) (1)	218,183	123,474	94,709
Selling, general and administrative expenses	57,206	28,777	28,429
Gain on disposal of assets, net	(66)	(7,024)	6,958
Maintenance turnaround expense	1,883	2,895	(1,012)
Depreciation and amortization	46,910	27,735	19,175
Total operating costs and expenses	3,703,671	2,353,480	1,350,191
Operating income	348,653	94,130	254,523
Other income (expense):
Interest income	483	155	328
Interest expense and other financing costs	(16,358)	(13,432)	(2,926)
Amortization of loan fees	(1,892)	(1,523)	(369)
Loss on extinguishment of debt	—	(6)	6
Other, net	(2,816)	94	(2,910)
Income before income taxes	328,070	79,418	248,652
Provision for income taxes	(80,713)	(29,074)	(51,639)
Net income	247,357	50,344	197,013
Less net income attributable to non-controlling interest (2)	60,608	—	60,608
Net income attributable to Western Refining, Inc.	$186,749	$50,344	$136,405

Basic earnings per share	$1.85	$0.63	$1.22
Diluted earnings per share	$1.84	$0.53	$1.31
Dividends declared per common share	$0.26	$0.18	$0.08
Weighted average basic shares outstanding	101,199	80,254	20,945
Weighted average dilutive shares outstanding	101,325	102,720	(1,395)

(1)
Excludes $1,193.0 million and $1,113.1 million of intercompany sales; $1,189.0 million and $1,109.6 million of intercompany cost of products sold; and $4.0 million and $3.5 million of intercompany direct operating expenses for the three months ended September 30, 2014 and 2013, respectively.

(2)	Net income attributable to non-controlling interest for the three months ended September 30, 2014, consisted of income from NTI and WNRL in the amount of $56.4 million and $4.3 million, respectively.

	Three Months Ended
	September 30,
	2014	2013	Change
	(In thousands)
Economic Hedging Activities Recognized Within Cost of Products Sold
Realized hedging gain, net	$26,716	$12,739	$13,977
Unrealized hedging gain, net	17,020	25,745	(8,725)
Total hedging gain, net	$43,736	$38,484	$5,252

Cash Flow Data
Net cash provided by (used in):
Operating activities	$208,959	$90,089	$118,870
Investing activities	(46,875)	(38,902)	(7,973)
Financing activities	(43,743)	(52,381)	8,638
Capital expenditures	49,923	45,935	3,988
Overview. Net income attributable to Western Refining, Inc. is a consolidated total that includes our portion of the income generated by NTI and WNRL. Excluding this source of income that is not comparable to the third quarter of the prior year, net income increased by $236.7 million. The increase in net income was primarily due to higher refining margins and economic hedging activities. We discuss refining margins and economic hedging activities in detail within our Refining Segment analysis under Refinery Gross Margin.
We analyze segment margins as a function of net sales less cost of products sold (exclusive of depreciation and amortization). At a consolidated level, our margin increased by $402.8 million due to current period margins for NTI of $213.3 million and margin contribution from WNRL of $0.1 million, with no comparable activity in the prior period, and an increase of $176.7 million, $7.8 million and $4.9 million from our refining, wholesale and retail segments, respectively, net of intercompany transactions that eliminate in consolidation.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to NTI direct operating expenses of $75.9 million for the three months ended September 30, 2014, with no comparable activity in the prior period. The increase also resulted from increases of $4.7 million and $2.3 million from our wholesale and retail segments, respectively. The increase in direct operating expenses was partially offset by a decrease from our refining segment of $1.3 million resulting from the formation of WNRL. Prior to the Offering, we recorded all direct operating expenses that are now a part of WNRL operations within the refining segment. Therefore, refining direct operating expenses no longer include terminalling, transportation and other similar operating expenses related to the assets transferred to WNRL subsequent to the Offering and are not entirely comparable to prior periods. WNRL had direct operating expenses of $17.0 million during the three months ended September 30, 2014.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses resulted from $22.1 million of selling, general and administrative expenses from our NTI segment for the three months ended September 30, 2014 with no comparable activity in the prior period and expenses from our WNRL segment of $2.5 million.
Gain on Disposal of Assets, Net. The net gain during the three months ended September 30, 2014, was from the sale of certain retail assets partially offset by the sale of certain refining assets. The net gain during the three months ended September 30, 2013, was from the sale of certain idle Bloomfield refinery assets.
Maintenance Turnaround Expense. During the three months ended September 30, 2014 and 2013, we reported turnaround expenses in connection with the 2014 turnaround of the south side units of the El Paso refinery.
Depreciation and Amortization. The increase between periods is primarily due to additional depreciation associated with NTI assets of $18.5 million with no comparable activity in the prior period. There was also additional depreciation associated with our logistics assets related to the ongoing expansion of our Delaware Basin logistics system.
Interest Income. Interest income for the three months ended September 30, 2014 and 2013 remained relatively unchanged.
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
Loss on Extinguishment of Debt. The loss recorded for the three months ended September 30, 2013 was attributable to the tender offer for our Senior Secured Notes.
Other, Net. Other expense, net, for the three months ended September 30, 2014, is associated with NTI and the Refining segment.
Provision for Income Taxes. We recorded income tax expense for the three months ended September 30, 2014 and 2013. The effective tax rates for the three months ended September 30, 2014 and 2013 were 24.6% and 36.6%, respectively, compared to the federal statutory rate of 35%. The effective tax rate for the three months ended September 30, 2014, was lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in WNRL and NTI. The effective tax rate for the three months ended September 30, 2013, was higher than the statutory tax rate primarily due to state obligations offset by the Domestic Production Activity Deduction.
See additional analysis under the Refining, NTI, WNRL, Wholesale and Retail segments.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$12,128,757	$7,063,789	$5,064,968
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	10,271,461	5,961,690	4,309,771
Direct operating expenses (exclusive of depreciation and amortization) (1)	619,995	359,195	260,800
Selling, general and administrative expenses	170,578	84,779	85,799
Affiliate severance costs	12,878	—	12,878
Loss (gain) on disposal of assets, net	939	(7,024)	7,963
Maintenance turnaround expense	48,329	46,098	2,231
Depreciation and amortization	141,168	79,210	61,958
Total operating costs and expenses	11,265,348	6,523,948	4,741,400
Operating income	863,409	539,841	323,568
Other income (expense):
Interest income	899	541	358
Interest expense and other financing costs	(68,940)	(46,101)	(22,839)
Amortization of loan fees	(6,068)	(4,642)	(1,426)
Loss on extinguishment of debt	(9)	(46,772)	46,763
Other, net	(351)	392	(743)
Income before income taxes	788,940	443,259	345,681
Provision for income taxes	(223,319)	(159,937)	(63,382)
Net income	565,621	283,322	282,299
Less net income attributable to non-controlling interest (2)	136,630	—	136,630
Net income attributable to Western Refining, Inc.	$428,991	$283,322	$145,669

Basic earnings per share	$4.86	$3.40	$1.46
Diluted earnings per share	$4.28	$2.80	$1.48
Dividends declared per common share	$0.78	$0.42	$0.36
Weighted average basic shares outstanding	88,240	83,100	5,140
Weighted average dilutive shares outstanding	102,207	105,602	(3,395)

(1)
Excludes $3,487.8 million and $3,253.0 million of intercompany sales; $3,475.5 million and $3,244.3 million of intercompany cost of products sold; and $12.3 million and $8.7 million of intercompany direct operating expenses for the nine months ended September 30, 2014 and 2013, respectively.

(2)	Net income attributable to non-controlling interest for the nine months ended September 30, 2014, consisted of income from NTI and WNRL in the amount of $124.8 million and $11.8 million, respectively.

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In thousands)
Economic Hedging Activities Recognized Within Cost of Products Sold
Realized hedging gain, net	$44,272	$2,250	$42,022
Unrealized hedging gain, net	136,371	83,713	52,658
Total hedging gain, net	$180,643	$85,963	$94,680

Cash Flow Data
Net cash provided by (used in):
Operating activities	$494,058	$349,413	$144,645
Investing activities	(142,036)	(140,322)	(1,714)
Financing activities	(169,938)	(291,917)	121,979
Capital expenditures	147,254	147,789	(535)
Overview. Net income attributable to Western Refining, Inc. is a consolidated total that includes our portion of the income generated by NTI and WNRL. Excluding this source of income that is not comparable to the first nine months of the prior year, net income increased by $169.2 million. The increase in net income was primarily due to economic hedging activities and refining margins. We discuss economic hedging and refining margins in detail within our Refining Segment analysis under Refinery Gross Margin.
We analyze segment margins as a function of net sales less cost of products sold (exclusive of depreciation and amortization). At a consolidated level, our margin increased by $755.2 million due to current period margins for NTI of $573.8 million and additional revenue contribution from WNRL of $0.9 million, with no comparable activity in the prior period, and increases of $162.8 million, $12.6 million and $5.0 million from our refining, wholesale and retail segments, respectively, net of intercompany transactions that eliminate in consolidation.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to NTI direct operating expenses of $209.6 million for the nine months ended September 30, 2014, with no comparable activity in the prior period. The increase also resulted from increases of $10.6 million and $6.1 million from our wholesale and retail segments, respectively, partially offset by a decrease of $4.3 million from our refining segment resulting from the formation of WNRL. Prior to the Offering, we recorded all direct operating expenses that are now a part of WNRL operations within the refining segment. Therefore, refining direct operating expenses no longer include terminalling, transportation and other similar operating expenses related to the assets transferred to WNRL subsequent to the Offering and are not entirely comparable to prior periods. WNRL had direct operating expenses of $51.1 million during the three months ended September 30, 2014.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses resulted from $71.9 million of selling, general and administrative expenses from our NTI segment for the nine months ended September 30, 2014 with no comparable activity in the prior period. The increase was also due to an increase of $5.2 million at the corporate level. The administration of WNRL, our acquisition of NTI's general partner and other systems implementations increased our professional and legal services and information technology expenses during the current year.
Affiliate Severance Costs. The severance costs are related to severance payments related to Western's acquisition of NTI's general partner.
Loss (Gain) on Disposal of Assets, Net. The net loss during the nine months ended September 30, 2014, was primarily from the sale of certain refinery and corporate assets partially offset by the sale of certain retail assets. The net gain during the nine months ended September 30, 2013, was from the sale of certain idle Bloomfield refinery assets.
Maintenance Turnaround Expense. During the nine months ended September 30, 2014, we incurred turnaround expenses for a turnaround of the south side units of the El Paso refinery. During the nine months ended September 30, 2013, we incurred turnaround expenses in connection with the turnaround of the north side units of the El Paso refinery.
Depreciation and Amortization. The increase between periods is primarily due to additional depreciation associated with NTI assets of $56.8 million with no comparable activity in the prior period. There was also additional depreciation resulting from assets capitalized during the first quarter of 2013 for the north side units of the El Paso refinery and additional depreciation associated with our logistics assets related to the ongoing expansion of our Delaware Basin logistics system.

Interest Income. Interest income for the nine months ended September 30, 2014 and 2013 remained relatively unchanged.
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
Loss on Extinguishment of Debt. The loss recorded for the nine months ended September 30, 2013 was attributable to the tender offer for our Senior Secured Notes.
Other, Net. Other expense, net, for the nine months ended September 30, 2014, remained relatively unchanged from the prior period.
Provision for Income Taxes. We recorded income tax expense for the nine months ended September 30, 2014 and 2013. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 28.3% and 36.1%, respectively, compared to the federal statutory rate of 35%. The effective tax rate for the nine months ended September 30, 2014, was lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in WNRL and NTI. The effective tax rate for the nine months ended September 30, 2013, was higher than the statutory tax rate primarily due to state obligations offset by the Domestic Production Activity Deduction.
See additional analysis under the Refining, NTI, WNRL, Wholesale and Retail segments.

Adjusted EBITDA
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
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	Three Months Ended
	September 30,
	2014	2013	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$186,749	$50,344	$136,405
Net income attributable to non-controlling interest	60,608	—	60,608
Interest expense and other financing costs	16,358	13,432	2,926
Provision for income taxes	80,713	29,074	51,639
Amortization of loan fees	1,892	1,523	369
Gain on disposal of assets, net	(66)	(7,024)	6,958
Depreciation and amortization	46,910	27,735	19,175
Maintenance turnaround expense	1,883	2,895	(1,012)
Loss on extinguishment of debt	—	6	(6)
Unrealized gain on commodity hedging transactions	(17,020)	(25,745)	8,725
Adjusted EBITDA	$378,027	$92,240	$285,787

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$428,991	$283,322	$145,669
Net income attributable to non-controlling interest	136,630	—	136,630
Interest expense and other financing costs	68,940	46,101	22,839
Provision for income taxes	223,319	159,937	63,382
Amortization of loan fees	6,068	4,642	1,426
Loss (gain) on disposal of assets, net	939	(7,024)	7,963
Depreciation and amortization	141,168	79,210	61,958
Maintenance turnaround expense	48,329	46,098	2,231
Loss on extinguishment of debt	9	46,772	(46,763)
Unrealized gain on commodity hedging transactions	(136,371)	(83,713)	(52,658)
Adjusted EBITDA	$918,022	$575,345	$342,677

Refining Segment
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	Three Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales) (1)	$2,263,053	$1,996,642	$266,411
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	1,912,640	1,787,848	124,792
Direct operating expenses (exclusive of depreciation and amortization)	78,122	82,893	(4,771)
Selling, general and administrative expenses	7,216	7,245	(29)
Loss (gain) on disposal of assets, net	103	(7,024)	7,127
Maintenance turnaround expense	1,883	2,895	(1,012)
Depreciation and amortization	20,280	22,576	(2,296)
Total operating costs and expenses	2,020,244	1,896,433	123,811
Operating income	$242,809	$100,209	$142,600
Key Operating Statistics
Total sales volume (bpd) (1) (3)	219,755	176,675	43,080
Total refinery production (bpd)	156,291	156,431	(140)
Total refinery throughput (bpd) (4)	158,452	159,622	(1,170)
Per barrel of throughput:
Refinery gross margin (2) (5)	$24.04	$14.22	$9.82
Direct operating expenses (6)	5.36	5.64	(0.28)
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries (El Paso and Gallup)

	Three Months Ended
	September 30,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	81,350	80,773	577
Diesel and jet fuel	65,786	65,076	710
Residuum	5,569	6,188	(619)
Other	3,586	4,394	(808)
Total refinery production (bpd)	156,291	156,431	(140)
Refinery throughput (bpd):
Sweet crude oil	122,282	125,875	(3,593)
Sour crude oil	26,319	26,583	(264)
Other feedstocks and blendstocks	9,851	7,164	2,687
Total refinery throughput (bpd) (4)	158,452	159,622	(1,170)

El Paso Refinery

	Three Months Ended
	September 30,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	64,614	63,737	877
Diesel and jet fuel	56,278	57,686	(1,408)
Residuum	5,569	6,188	(619)
Other	2,517	3,645	(1,128)
Total refinery production (bpd)	128,978	131,256	(2,278)
Refinery throughput (bpd):
Sweet crude oil	97,514	101,660	(4,146)
Sour crude oil	26,319	26,583	(264)
Other feedstocks and blendstocks	6,844	5,315	1,529
Total refinery throughput (bpd) (4)	130,677	133,558	(2,881)
Total sales volume (bpd) (3)	138,212	142,151	(3,939)
Per barrel of throughput:
Refinery gross margin (2) (5)	$20.99	$11.56	$9.43
Direct operating expenses (6)	4.32	4.35	(0.03)

Gallup Refinery

	Three Months Ended
	September 30,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	16,736	17,036	(300)
Diesel and jet fuel	9,508	7,390	2,118
Other	1,069	749	320
Total refinery production (bpd)	27,313	25,175	2,138
Refinery throughput (bpd):
Sweet crude oil	24,768	24,215	553
Other feedstocks and blendstocks	3,007	1,849	1,158
Total refinery throughput (bpd) (4)	27,775	26,064	1,711
Total sales volume (bpd) (3)	35,705	34,524	1,181
Per barrel of throughput:
Refinery gross margin (2) (5)	$20.65	$10.63	$10.02
Direct operating expenses (6)	8.29	8.91	(0.62)

(1)
Refining net sales for the three months ended September 30, 2014, includes $410.4 million representing a period average of 45,837 bpd in crude oil sales to third parties without comparable activity in 2013. The majority of the crude oil sales resulted from the purchase of barrels in excess of what was required for production purposes in the El Paso and Gallup refineries.

(2)
Cost of products sold for the refining segment includes the segment's net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Three Months Ended
	September 30,
	2014	2013	Change
	(In thousands)
Realized hedging gain, net	$20,737	$12,739	$7,998
Unrealized hedging gain, net	16,190	25,745	(9,555)
Total hedging gain, net	$36,927	$38,484	$(1,557)

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 12.6% of our total consolidated sales volumes for the three months ended September 30, 2014. The majority of the purchased refined products are distributed through our wholesale refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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

The following table reconciles combined gross profit for the El Paso and Gallup refineries to combined gross margin for both refineries for the periods presented:

	Three Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,263,053	$1,996,642	$266,411
Cost of products sold (exclusive of depreciation and amortization)	1,912,640	1,787,848	124,792
Depreciation and amortization	20,280	22,576	(2,296)
Gross profit	330,133	186,218	143,915
Plus depreciation and amortization	20,280	22,576	(2,296)
Refinery gross margin	$350,413	$208,794	$141,619
Refinery gross margin per refinery throughput barrel	$24.04	$14.22	$9.82
Gross profit per refinery throughput barrel	$22.65	$12.68	$9.97

(6)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Overview. The increase in operating income, excluding commodity hedging activities, resulted from higher refining margins influenced by stronger industry crack spreads compared to the refining cracks experienced in the third quarter of 2013 and higher crude oil discounts during the current quarter compared to the prior year.
During the current quarter, our margins were affected by the differential between West Texas Intermediate Cushing (WTI) crude oil and Brent crude oil and the widening discount between West Texas Intermediate crude oil pricing sourced through Midland, Texas compared to Cushing, Oklahoma, known as the WTI Midland/Cushing discount. We discuss these discounts further under Refinery Gross Margin below. Lower quarter over quarter direct operating expenses also contributed to the operating income increase. Higher throughput volumes at both refineries were the result of the capacity increases gained through completion of the north side crude oil unit turnaround at El Paso in the first quarter of 2013 and process improvements at our Gallup refinery.
Refinery Gross Margin. Refinery gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Excluding the impact of hedging activities, refining margin per throughput barrel increased in a manner consistent with the increase in industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread rose to $18.10 in the third quarter of 2014 from $15.53 in the third quarter of 2013. Our crude oil purchases are based on pricing tied to WTI which, in recent quarters, has traded at a significant discount to Brent crude oil. During the third quarter of 2014 this differential decreased to an average of $4.36 per barrel from an average of $4.51 per barrel for the third quarter of 2013. During 2013 and through the first nine months of 2014 our refining margins reflected the positive impact of the WTI Midland/Cushing discount. During the third quarter of 2014 our El Paso refinery averaged a WTI Midland/Cushing discount of $9.96 per barrel compared to $0.36 for the third quarter of 2013.
Refinery gross margin was also affected by slightly lower third quarter 2014 net realized and unrealized economic hedging gains compared to the third quarter of 2013. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging gains when forward spreads are valued beneath our fixed contract margins. We record hedging gains or losses in cost of product sold that directly impacts our refining gross margin.
Other impacts to margin include the net cost of Renewable Identification Numbers ("RIN"), which was $12.5 million for the three months ended September 30, 2014, compared to $0.9 million for the three months ended September 30, 2013. Total refinery throughput decreased by 0.1 million barrels quarter over quarter. Our refined product sales volume increased to 20.2 million barrels during the third quarter of 2014 from 16.3 million barrels during the third quarter of 2013.
Concurrent with closing of the Offering on October 16, 2013, we entered into fee-based commercial and service agreements with WNRL under which WNRL operates assets that we contributed for the purpose of generating fee‑based revenues. Under these agreements, WNRL provides various pipeline, gathering, transportation, terminalling and storage services to us. We pay fees for these services based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity. We recorded fees paid to WNRL within refining cost of products sold. Our cost of products sold for the combined refining segment includes WNRL fees of $35.0 million with no comparable activity in prior periods.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased quarter over quarter primarily due to lower insurance expense of $1.6 million. This decrease was also impacted by WNRL commencing operations following the Offering on October 16, 2013, and its subsequent accounting for certain expenses related to the assets that we contributed. Prior to the Offering, we recorded all direct operating expenses that are now a part of WNRL operations within the refining segment. Therefore, refining direct operating expenses no longer include terminalling, transportation and other similar operating expenses related to the assets transferred to WNRL subsequent to the Offering and are not entirely comparable to prior periods.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the quarter due to the impact of the Offering as discussed above.
Loss (Gain) on Disposal of Assets, Net. The net loss on disposal of assets for the three months ended September 30, 2014, resulted from the sale of certain refinery assets. The net gain on disposal of assets for the three months ended September 30, 2013, resulted from the sale of certain idle Bloomfield refinery assets.
Maintenance Turnaround Expense. During the three months ended September 30, 2014 and 2013, we reported turnaround expenses in connection with turnarounds for the south and north side units, respectively, of the El Paso refinery.
Depreciation and Amortization. Depreciation and amortization decreased due to the Offering as discussed above.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales) (1)	$6,734,253	$5,774,210	$960,043
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	5,748,784	4,852,728	896,056
Direct operating expenses (exclusive of depreciation and amortization)	225,127	238,106	(12,979)
Selling, general and administrative expenses	21,700	21,357	343
Loss (gain) on disposal of assets, net	775	(7,024)	7,799
Maintenance turnaround expense	48,329	46,098	2,231
Depreciation and amortization	60,145	65,341	(5,196)
Total operating costs and expenses	6,104,860	5,216,606	888,254
Operating income	$629,393	$557,604	$71,789
Key Operating Statistics
Total sales volume (bpd) (1) (3)	216,009	173,911	42,098
Total refinery production (bpd)	151,697	145,395	6,302
Total refinery throughput (bpd) (4)	153,937	148,130	5,807
Per barrel of throughput:
Refinery gross margin (2) (5)	$23.45	$22.79	$0.66
Direct operating expenses (6)	5.36	5.89	(0.53)
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
All Refineries (El Paso and Gallup)

	Nine Months Ended
	September 30,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	77,732	77,471	261
Diesel and jet fuel	63,692	58,477	5,215
Residuum	5,241	5,388	(147)
Other	5,032	4,059	973
Total refinery production (bpd)	151,697	145,395	6,302
Refinery throughput (bpd):
Sweet crude oil	120,873	114,873	6,000
Sour crude oil	24,841	25,292	(451)
Other feedstocks and blendstocks	8,223	7,965	258
Total refinery throughput (bpd) (4)	153,937	148,130	5,807

El Paso Refinery

	Nine Months Ended
	September 30,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	60,904	60,399	505
Diesel and jet fuel	54,911	51,371	3,540
Residuum	5,241	5,388	(147)
Other	3,588	3,302	286
Total refinery production (bpd)	124,644	120,460	4,184
Refinery throughput (bpd):
Sweet crude oil	95,881	90,997	4,884
Sour crude oil	24,841	25,292	(451)
Other feedstocks and blendstocks	5,709	6,222	(513)
Total refinery throughput (bpd) (4)	126,431	122,511	3,920
Total sales volume (bpd) (3)	138,851	139,689	(838)
Per barrel of throughput:
Refinery gross margin (2) (5)	$19.50	$20.54	$(1.04)
Direct operating expenses (6)	4.31	4.43	(0.12)

Gallup Refinery

	Nine Months Ended
	September 30,
	2014	2013	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	16,828	17,072	(244)
Diesel and jet fuel	8,781	7,106	1,675
Other	1,444	757	687
Total refinery production (bpd)	27,053	24,935	2,118
Refinery throughput (bpd):
Sweet crude oil	24,992	23,876	1,116
Other feedstocks and blendstocks	2,514	1,743	771
Total refinery throughput (bpd) (4)	27,506	25,619	1,887
Total sales volume (bpd) (3)	34,257	34,222	35
Per barrel of throughput:
Refinery gross margin (2) (5)	$16.54	$20.38	$(3.84)
Direct operating expenses (6)	8.58	9.79	(1.21)

(1)
Refining net sales for the nine months ended September 30, 2014, includes $1,163.8 million representing a period average of 42,901 bpd in crude oil sales to third parties without comparable activity in 2013. The majority of the crude oil sales resulted from the purchase of barrels in excess of what was required for production purposes in the El Paso and Gallup refineries.

(2)
Cost of products sold for the refining segment includes the segment's net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In thousands)
Realized hedging gain, net	$41,399	$2,250	$39,149
Unrealized hedging gain, net	135,246	83,713	51,533
Total hedging gain, net	$176,645	$85,963	$90,682

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 11.5% of our total consolidated sales volumes for the nine months ended September 30, 2014. The majority of the purchased refined products are distributed through our wholesale refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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

The following table reconciles combined gross profit for both refineries to combined gross margin for both refineries for the periods presented:

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$6,734,253	$5,774,210	$960,043
Cost of products sold (exclusive of depreciation and amortization)	5,748,784	4,852,728	896,056
Depreciation and amortization	60,145	65,341	(5,196)
Gross profit	925,324	856,141	69,183
Plus depreciation and amortization	60,145	65,341	(5,196)
Refinery gross margin	$985,469	$921,482	$63,987
Refinery gross margin per refinery throughput barrel	$23.45	$22.79	$0.66
Gross profit per refinery throughput barrel	$22.02	$21.17	$0.85

(6)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Overview. Excluding the impact of commodity hedging activities, operating income decreased period over period primarily due to weaker industry crack spreads compared to the refining cracks experienced in the first nine months of 2013. This was partially offset by higher crude oil discounts during the current year compared to the prior year.
During the period, our margins were affected by the negative impact of the narrowing differential between WTI crude oil and Brent crude oil. This impact was offset somewhat at our El Paso refinery by the widening WTI Midland/Cushing discount. We discuss these discounts further under Refinery Gross Margin below. Lower direct operating expenses helped offset the operating income decrease. Higher throughput volumes at both refineries were the result of the capacity increases gained through completion of the north side crude oil unit turnaround at El Paso in the first quarter of 2013 and process improvements at our Gallup refinery. Our El Paso refinery experienced lower throughput volume average in both years due to turnaround activity in both periods.
Refinery Gross Margin. Refinery gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Excluding the impact of hedging activities, refining margin per throughput barrel decreased in a manner consistent with the decrease in industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread fell to $17.96 in the first nine months of 2014 from $22.37 in the first nine months of 2013. Our crude oil purchases are based on pricing tied to WTI that in recent quarters has traded at a significant discount to Brent crude oil. During the first nine months, this differential declined to an average of $6.75 per barrel from an average of $10.33 per barrel in the same period of 2013. During 2013 and through the first nine months of 2014, our refining margins reflected the positive impact of the WTI Midland/Cushing discount. During the first nine months of 2014, our El Paso refinery averaged, on a trade month basis, a WTI Midland/Cushing discount of $8.10 per barrel compared to $1.23 for the first nine months of 2013, somewhat offsetting the impact of the reduced crack spreads and decreased WTI/Brent crude oil discount.
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
Other impacts to margin include the net cost of Renewable Identification Numbers ("RINs"), which was $23.8 million for the nine months ended September 30, 2014, compared to $13.7 million for the nine months ended September 30, 2013. Total refinery throughput increased by 1.6 million barrels period over period, primarily due to increased intermediate feedstock runs subsequent to the turnaround of the south side units of our El Paso refinery during the first nine months of 2014. Our refined product sales volume increased to 59.0 million barrels during the first nine months of 2014 from 47.5 million barrels during the first nine months of 2013.
Concurrent with the closing of the Offering on October 16, 2013, we entered into fee-based commercial and service agreements with WNRL under which WNRL operates assets that we contributed for the purpose of generating fee‑based revenues. Under these agreements, WNRL provides various pipeline, gathering, transportation, terminalling and storage services to us. We pay fees for these services based on minimum monthly throughput volumes of crude oil and refined and other products and reserved storage capacity. We recorded fees paid to WNRL within refining cost of products sold. Our cost of products sold for the combined refining segment includes WNRL fees of $100.9 million with no comparable activity in prior periods.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased due to the impact of the Offering as discussed above, partially offset by an increase in information technology expenses ($1.2 million).
Loss (Gain) on Disposal of Assets, Net. The loss on disposal of assets for the nine months ended September 30, 2014, resulted from the sale of certain refinery assets. The net gain on disposal of assets for the nine months ended September 30, 2013, resulted from the sale of certain idle Bloomfield refinery assets.
Maintenance Turnaround Expense. During the nine months ended September 30, 2014, we incurred turnaround expenses for a 2014 turnaround for the south side units of the El Paso refinery. During the nine months ended September 30, 2013, we incurred turnaround expenses in connection with the turnaround for the north side units of the El Paso refinery.

Depreciation and Amortization. Depreciation and amortization decreased due to the Offering as discussed above. This decrease was partially offset by additional depreciation at our El Paso refinery ($0.4 million) primarily resulting from assets capitalized during the first nine months of 2014 for the south side units of the El Paso refinery.

NTI
The following table sets forth the summary operating results for NTI. We acquired the general partner and a 38.7% limited partner interest in NTI on November 12, 2013. There is no comparable activity in prior periods.

	Three Months Ended	Nine Months Ended
	September 30,
	2014
	(In thousands, except per barrel data)
Net sales	$1,449,033	$4,205,732
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,235,697	3,631,911
Direct operating expenses (exclusive of depreciation and amortization)	75,909	209,597
Selling, general and administrative expenses	22,146	71,883
Affiliate severance costs	—	12,878
Gain on disposal of assets, net	—	(101)
Depreciation and amortization	18,482	56,829
Total operating costs and expenses	1,352,234	3,982,997
Operating income	$96,799	$222,735
Key Operating Statistics
Total sales volume (bpd)	100,064	97,252
Total refinery production (bpd)	96,625	94,314
Total refinery throughput (bpd) (2)	96,464	94,054
Per barrel of throughput:
Refinery gross margin (1) (3)	$18.87	$17.35
Direct operating expenses (4)	4.46	4.37
Retail fuel gallons sold (in thousands)	79,674	229,453
Retail fuel margin per gallon (5)	$0.20	$0.20
Merchandise sales	95,647	264,090
Merchandise margin (6)	25.7%	26.0%

Company-operated retail outlets at period end		165
Franchised retail outlets at period end		82

(1)
Cost of products sold for NTI includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging losses are also included in the combined gross profit and refinery gross margin.

	Three Months Ended	Nine Months Ended
	September 30,
	2014
	(In thousands)
Realized hedging gain, net	$5,978	$2,874
Unrealized hedging gain, net	830	1,125
Total hedging gain, net	$6,808	$3,999

(2)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between refining net sales and refining cost of products sold by our refinery's total throughput volumes for the respective period presented. The net realized and net non‑cash unrealized economic hedging losses included in NTI's gross margin are not allocated to the refinery. Cost of products sold does not include any depreciation or amortization. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.
The following table reconciles gross profit to gross margin for the St. Paul Park refinery for the period presented:

	Three Months Ended	Nine Months Ended
	September 30,
	2014
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,425,308	$4,155,644
Cost of products sold (exclusive of depreciation and amortization)	1,257,837	3,710,268
Depreciation and amortization	15,890	50,378
Gross profit	151,581	394,998
Plus depreciation and amortization	15,890	50,378
Refinery gross margin	$167,471	$445,376
Refinery gross margin per refinery throughput barrel	$18.87	$17.35
Gross profit per refinery throughput barrel	$17.08	$15.38

(4)
NTI's direct operating expenses per throughput barrel is calculated by dividing refining direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

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

WNRL
On the Closing Date of the Contribution Agreement, Western sold all of the outstanding limited liability company interests of WRW to WNRL in exchange for total consideration of $360 million. See Note 23, Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in this quarterly report, for additional information on this transaction.
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

	Three Months Ended	Nine Months Ended
	September 30,
	2014
	(In thousands, except key operating statistics)
Revenues:
Affiliate	$34,914	$101,294
Third-party	686	2,044
Total revenues	35,600	103,338
Operating costs and expenses:
Operating and maintenance expenses	17,034	51,123
General and administrative expenses	2,474	6,592
Depreciation and amortization	3,331	10,042
Total operating costs and expenses	22,839	67,757
Operating income	$12,761	$35,581
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	27,382	22,351
Four Corners system (1)	38,623	38,483
Gathering (truck offloading):
Permian/Delaware Basin system	24,250	24,205
Four Corners system	10,979	11,187
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	389,773	379,261

(1)
Some barrels of crude oil movements to our Gallup refinery are transported on more than one of WNRL's mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline.

Wholesale Segment
On the Closing Date of the Contribution Agreement, Western sold all of the outstanding limited liability company interests of WRW to WNRL in exchange for total consideration of $360 million. See Note 23, Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in this quarterly report, for additional information on this transaction.
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	Three Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$1,172,574	$1,242,365	$(69,791)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,138,553	1,216,132	(77,579)
Direct operating expenses (exclusive of depreciation and amortization)	21,282	16,557	4,725
Selling, general and administrative expenses	3,208	2,424	784
Gain on disposal of assets, net	(29)	—	(29)
Depreciation and amortization	1,239	979	260
Total operating costs and expenses	1,164,253	1,236,092	(71,839)
Operating income	$8,321	$6,273	$2,048
Key Operating Data
Fuel gallons sold	390,941	399,291	(8,350)
Fuel gallons sold to retail (included in fuel gallons sold)	68,064	65,705	2,359
Average fuel sales price per gallon, net of excise taxes	$2.86	$3.00	$(0.14)
Average fuel cost per gallon, net of excise taxes	2.81	2.96	(0.15)
Fuel margin per gallon (1)	0.07	0.06	0.01

Lubricant gallons sold	3,071	2,986	85
Average lubricant sales price per gallon	$11.93	$11.27	$0.66
Average lubricant cost per gallon	10.71	10.10	0.61
Lubricant margin (2)	10.2%	10.3%	(0.1)%
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Three Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales, net of excise taxes	$1,119,914	$1,199,765	$(79,851)
Lubricant sales	36,640	33,644	2,996
Other sales	16,020	8,956	7,064
Net sales	$1,172,574	$1,242,365	$(69,791)
Cost of Products Sold
Fuel cost of products sold, net of excise taxes	$1,098,414	$1,180,630	$(82,216)
Lubricant cost of products sold	32,893	30,164	2,729
Other cost of products sold	7,246	5,338	1,908
Cost of products sold	$1,138,553	$1,216,132	$(77,579)
Fuel margin per gallon (1)	$0.07	$0.06	$0.01

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

Overview. The increase in operating income was primarily due to increased truck freight revenue from trucking activity in the Permian Basin area, partially offset by higher direct operating expenses.
Wholesale Gross Margin. We analyze gross margin as a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Wholesale gross margin increased by $7.8 million primarily due to truck freight revenue from crude oil gathering activity in the Permian Basin area.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter due to an increase in employee expenses ($2.9 million), operating materials and supplies ($0.6 million), lease expense ($0.4 million) and maintenance expense ($0.4 million)
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively unchanged compared to the prior period.
Gain on Disposal of Assets, Net. The net gain on disposal of assets for the three months ended September 30, 2014, resulted from the sale of certain wholesale assets.
Depreciation and Amortization. Depreciation and amortization increased due to the addition of crude oil tanker trailers during latter half of 2013 and the first nine months of 2014.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$3,652,614	$3,618,413	$34,201
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,555,046	3,533,482	21,564
Direct operating expenses (exclusive of depreciation and amortization)	59,944	49,345	10,599
Selling, general and administrative expenses	9,427	8,449	978
Gain on disposal of assets, net	(16)	—	(16)
Depreciation and amortization	3,659	2,944	715
Total operating costs and expenses	3,628,060	3,594,220	33,840
Operating income	$24,554	$24,193	$361
Key Operating Data
Fuel gallons sold	1,191,168	1,157,620	33,548
Fuel gallons sold to retail (included in fuel gallons sold)	194,753	191,463	3,290
Average fuel sales price per gallon, net of excise taxes	$2.94	$3.02	$(0.08)
Average fuel cost per gallon, net of excise taxes	2.88	2.96	(0.08)
Fuel margin per gallon (1)	0.06	0.07	(0.01)

Lubricant gallons sold	9,163	8,939	224
Average lubricant sales price per gallon	$11.80	$11.15	$0.65
Average lubricant cost per gallon	10.61	9.96	0.65
Lubricant margin (2)	10.1%	10.7%	(0.6)%
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales, net of excise taxes	$3,498,715	$3,491,772	$6,943
Lubricant sales	108,139	99,661	8,478
Other sales	45,760	26,980	18,780
Net sales	$3,652,614	$3,618,413	$34,201
Cost of Products Sold
Fuel cost of products sold, net of excise taxes	$3,436,513	$3,427,488	$9,025
Lubricant cost of products sold	97,208	89,025	8,183
Other cost of products sold	21,325	16,969	4,356
Cost of products sold	$3,555,046	$3,533,482	$21,564
Fuel margin per gallon (1)	$0.06	$0.07	$(0.01)

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

Overview. The increase in operating income was primarily due to increased truck freight revenue from trucking activity in the Permian Basin area, partially offset by higher direct operating expenses and lower fuel and lubricant margins.
Wholesale Gross Margin. We analyze gross margin as a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Wholesale gross margin increased by $12.6 million primarily due to truck freight revenue from crude oil gathering activity in the Permian Basin area.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased due to an increase in employee expenses ($6.7 million), operating materials and supplies ($2.0 million), lease expense ($1.3 million) and maintenance expense ($0.7 million)
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively unchanged quarter over quarter.
Gain on Disposal of Assets, Net. The net gain on disposal of assets for the nine months ended September 30, 2014, resulted from the sale of certain wholesale assets.
Depreciation and Amortization. Depreciation and amortization increased due to the addition of crude oil tanker trailers during the latter half of 2013 and the first nine months of 2014.

Retail Segment
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	Three Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$325,042	$321,710	$3,332
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	281,706	283,282	(1,576)
Direct operating expenses (exclusive of depreciation and amortization)	29,773	27,492	2,281
Selling, general and administrative expenses	2,333	2,082	251
Gain on disposal of assets, net	(140)	—	(140)
Depreciation and amortization	2,846	3,362	(516)
Total operating costs and expenses	316,518	316,218	300
Operating income	$8,524	$5,492	$3,032
Key Operating Data
Fuel gallons sold	80,705	78,132	2,573
Average fuel sales price per gallon, net of excise taxes	$3.12	$3.12	$—
Average fuel cost per gallon, net of excise taxes	2.86	2.90	(0.04)
Fuel margin per gallon (1)	0.26	0.22	0.04

Merchandise sales	$70,900	$67,398	$3,502
Merchandise margin (2)	28.7%	28.9%	(0.2)%
Operating retail outlets at period end	230	221	9
The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Three Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales, net of excise taxes	$251,709	$244,058	$7,651
Merchandise sales	70,900	67,398	3,502
Other sales	2,433	10,254	(7,821)
Net sales	$325,042	$321,710	$3,332
Cost of Products Sold
Fuel cost of products sold, net of excise taxes	$231,143	$227,241	$3,902
Merchandise cost of products sold	50,531	47,893	2,638
Other cost of products sold	32	8,148	(8,116)
Cost of products sold	$281,706	$283,282	$(1,576)
Fuel margin per gallon (1)	$0.26	$0.22	$0.04

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

Overview. We added seven new stores in the fourth quarter of 2013, one new store in the first quarter of 2014 and one new store in the third quarter of 2014 to our retail network that do not have comparable activity in 2013. Additionally, we closed one store in the fourth quarter of 2013. The increase in operating income was primarily due to increased operating margins coupled with higher fuel sales volumes partially offset by increased direct operating expenses.
Retail Gross Margin. Retail gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The increase in retail gross margin quarter over quarter was primarily the result of increased fuel margins coupled with higher fuel sales volumes and increased merchandise gross margin. The effect of the new retail outlets added during the fourth quarter of 2013 and the first quarter of 2014 was an increase in retail gross margin of $1.3 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses quarter over quarter was primarily due to increased same store employee expense ($1.0 million), property taxes ($0.1 million) and credit card processing expense ($0.1 million). The addition of the new outlets generated an additional $1.2 million in current quarter's expenses.
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively unchanged quarter over quarter.
Gain on Disposal of Assets, Net. The net gain on disposal of assets for the three months ended September 30, 2014, resulted from the sale of certain retail assets.
Depreciation and Amortization. The decrease in depreciation and amortization quarter over quarter was primarily due to the accelerated depreciation of certain assets during the third quarter of 2013 without comparable activity in 2014.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$920,634	$924,183	$(3,549)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	811,227	819,810	(8,583)
Direct operating expenses (exclusive of depreciation and amortization)	86,511	80,431	6,080
Selling, general and administrative expenses	6,863	6,013	850
Gain on disposal of assets, net	(140)	—	(140)
Depreciation and amortization	8,194	8,719	(525)
Total operating costs and expenses	912,655	914,973	(2,318)
Operating income	$7,979	$9,210	$(1,231)
Key Operating Data
Fuel gallons sold	232,236	227,683	4,553
Average fuel sales price per gallon, net of excise taxes	$3.07	$3.08	$(0.01)
Average fuel cost per gallon, net of excise taxes	2.88	2.89	(0.01)
Fuel margin per gallon (1)	0.19	0.19	—

Merchandise sales	$199,684	$191,351	$8,333
Merchandise margin (2)	28.8%	28.7%	0.1%
Operating retail outlets at period end	230	221	9

The following table reconciles fuel sales and cost of fuel sales to net sales and cost of products sold:

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In thousands, except per gallon data)
Net Sales
Fuel sales, net of excise taxes	$712,839	$700,837	$12,002
Merchandise sales	199,684	191,351	8,333
Other sales	8,111	31,995	(23,884)
Net sales	$920,634	$924,183	$(3,549)
Cost of Products Sold
Fuel cost of products sold, net of excise taxes	$668,642	$658,371	$10,271
Merchandise cost of products sold	142,235	136,397	5,838
Other cost of products sold	350	25,042	(24,692)
Cost of products sold	$811,227	$819,810	$(8,583)
Fuel margin per gallon (1)	$0.19	$0.19	$—

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

Overview. We added seven new stores in the fourth quarter of 2013, one new store in the first quarter of 2014 and one new store in the third quarter of 2014 to our retail network that do not have comparable activity in 2013. Additionally, we closed one store in the fourth quarter of 2013. The decrease in operating income was primarily due to an increase in direct operating expenses and an increase in selling, general and administrative expenses which were partially offset by an increase in retail gross margin.
Retail Gross Margin. Retail gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The increase in retail gross margin was primarily the result of increased merchandise gross margin and increased other sales gross margin coupled with an increase in fuel volumes. The effect of the new retail outlets added during the fourth quarter of 2013 and the first quarter of 2014 was an increase in retail gross margin of $3.7 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to increased same store employee expense ($2.4 million), maintenance expense ($0.3 million), credit card processing fees ($0.3 million) and utility expense ($0.2 million). The addition of the new outlets generated an additional $3.3 million in direct operating expenses.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily due to increased outside support services ($0.5 million ) and a gain resulting from the sale of assets during the nine months ended September 30, 2013, without equivalent activity recorded within selling, general and administrative expenses in 2014 ($0.2 million).
Gain on Disposal of Assets, Net. The net gain on disposal of assets for the nine months ended September 30, 2014, resulted from the sale of certain retail assets.
Depreciation and Amortization. The decrease in depreciation and amortization quarter over quarter was primarily due to the accelerated depreciation of certain assets during the third quarter of 2013 without comparable activity in 2014.

Outlook
Our refining margins were stronger in the third quarter of 2014 compared to the third quarter of 2013. The Gulf Coast benchmark 3:2:1 crack spread improved from an average of $15.53 for the three months ended September 30, 2013 to an average of $18.10 for the three months ended September 30, 2014. Western's and NTI's refining margins in recent years have benefited from the price relationship between WTI crude oil and Brent crude oil. Western and NTI both base their crude oil purchases on pricing tied to WTI. During the third quarter of 2014, the discount of WTI crude oil to Brent crude oil averaged $4.36 per barrel for the quarter compared to an average of $4.51 per barrel for the third quarter of 2013. However, the WTI/Brent discount has been volatile recently due to continued strong growth of inland crude oil production and new and proposed crude oil pipeline capacity additions in the Permian Basin and in Cushing, Oklahoma. The Gulf Coast benchmark 3:2:1 crack spread and the WTI/Brent discount for October of 2014 averaged $11.38 and $2.97 per barrel, respectively. Additionally, the WTI Midland/Cushing discount of $9.96 per barrel for the third quarter of 2014 benefited our El Paso refining margins in the quarter compared to $0.36 in the third quarter of 2013. This differential has averaged around $6.50 thus far in the fourth quarter of 2014. NTI’s location also allows them direct access, via pipeline, to cost-advantaged crude oil from the Bakken Shale in North Dakota and other Canadian crude oils that may price at substantial discounts to WTI.
During 2013 and the first nine months of 2014, we experienced significant volatility in the pricing of ethanol RINs as refiners essentially achieved full utilization of ethanol in gasoline blends. While the third quarter was less volatile than the first six months, we expect continued volatility as the industry strives to meet Renewable Fuel Standard obligations.

Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, cash on hand, availability under the Western Revolving Credit Facility and distributions attributable to us from NTI and WNRL. To a lesser extent, we also generate liquidity from the issuance of securities.
As of September 30, 2014, we had cash and cash equivalents of $650.2 million including WNRL cash of $79.1 million and NTI cash of $106.0 million and had no direct borrowings under any of the Western, NTI or WNRL revolving credit facilities. As a result, Western had $1,074.5 million in total liquidity as of September 30, 2014, defined as Western’s cash and cash equivalents plus net availability under the Western Revolving Credit Facility. On September 22, 2014, through a private placement, NTI increased its aggregate principal amount of its 7.125% senior secured notes by $75.0 million, generating cash proceeds of $79.3 million including a premium of $4.3 million. NTI used the proceeds from this offering to purchase crude oil inventories in connection with the wind-down of a crude oil supply and logistics agreement.
Since 2012, our board of directors has approved three separate share repurchase programs authorizing us to repurchase up to $200 million, per program, of our outstanding common stock. Our board of directors approved our current share repurchase program in January of 2014 (the "January 2014 Program"). The January 2014 Program will expire on January 28, 2015, and through October 31, 2014, we used $161.5 million of the authorized amount under the January 2014 Program. Through September 30, 2014, we purchased 13.0 million shares of our common stock under the programs. Between March 26, 2014, and June 16, 2014, we utilized 12.1 million shares of treasury stock, consisting of treasury shares acquired prior to the three share repurchase programs and all shares purchased under the programs through June 10, 2014, to satisfy a portion of the conversions of the Western Convertible Notes. On November 3, 2014, our board of directors authorized another share repurchase program of up to $200 million.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase program may be discontinued at any time by our board of directors.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In thousands)
Net cash provided by operating activities	$494,058	$349,413	$144,645
Net cash used in investing activities	(142,036)	(140,322)	(1,714)
Net cash used in financing activities	(169,938)	(291,917)	121,979
Net increase (decrease) in cash and cash equivalents	$182,084	$(82,826)	$264,910
The increase in net cash from operating activities period over period was primarily the result of the increase in net income and the results of our commodity hedging activity as discussed above offset by changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013. The increase in inventories was primarily due to the termination of a crude oil intermediation agreement and purchase of the related crude oil inventories at NTI. The increase in prepaid expenses was primarily due to the timing of prepayments for crude oil to certain of our suppliers. The change in accounts payable and accrued liabilities was a matter of timing primarily driven by accruals related to the El Paso refinery turnaround during the first quarter of 2014. The changes in deferred income taxes resulted primarily from the change in our net unrealized hedging activity between periods.
Cash flows from operating activities for the nine months ended September 30, 2014, combined with $79.3 million from the issuance of long-term debt were primarily used for the following significant investing and financing activities:
•Fund capital expenditures ($147.3 million);
•Purchase of treasury stock ($61.5 million);
•Payment of distributions to non-controlling interest holders ($111.2 million); and
•Payment of cash dividends ($67.8 million).
Cash flows used in operating activities for the nine months ended September 30, 2013, combined with $350.0 million from the issuance of long-term debt were primarily used for the following significant investing and financing activities:
•Fund capital expenditures ($147.8 million);
•Payments on long-term debt and debt related fees ($362.1 million);
•Purchase of treasury stock ($252.8 million); and
•Payment of cash dividends ($34.9 million).
Future Capital Expenditures
We expect to fund future capital expenditures primarily through cash from operations supplemented as needed by borrowings under our revolving credit facilities. The following table summarizes our 2014 forecasted spending allocation, updated as of October 31, 2014 for full year 2014, between sustaining, discretionary and regulatory projects for 2014:

	Western (1)	NTI	WNRL (2)	Totals
	(In thousands)
Sustaining	$70,793	$23,000	$3,775	$97,568
Discretionary	107,042	15	10,978	118,035
Regulatory	6,356	18,000	2,462	26,818
Total	$184,191	$41,015	$17,215	$242,421

(1)
Western's capital expenditure forecast for the full year 2014 is $184.2 million, of which $164.2 million is for our refining segment, $11.1 million for our wholesale segment, $7.4 million for our retail segment and $1.6 million for other general projects.

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
Indebtedness
Our capital structure at September 30, 2014 and 2013 was as follows:

	September 30, 2014	September 30, 2013
	(In thousands)
Debt, including current maturities:
Western obligations:
Revolving Credit Facility	$—	$—
Term Loan Credit Facility due 2020	545,875	—
6.25% Senior Unsecured Notes due 2021	350,000	350,000
5.75% Convertible Senior Unsecured Notes, due 2014, net of conversion feature of $11,190 for 2013	—	204,121
5.50% promissory note due 2015	151	366
Total Western obligations	896,026	554,487
WNRL obligations:
Revolving Credit Facility	—	—
Total WNRL obligations	—	—
NTI obligations:
Revolving Credit Facility	—	—
7.125% Senior Secured Notes due 2020	357,312	—
Total NTI obligations	357,312	—
Long-term debt	1,253,338	554,487
Equity	3,127,805	917,070
Total capitalization	$4,381,143	$1,471,557
On the Closing Date of the Contribution Agreement WNRL borrowed $269.0 million under the WNRL Revolving Credit Facility to partially fund the purchase of substantially all of Western's southwest wholesale assets. See Note 9, Long-Term Debt and Note 23, Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in this quarterly report for a detailed information on our indebtedness and on the Contribution Agreement.
Contractual Obligations and Commercial Commitments
We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2013 in our 2013 Form 10-K under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments.

Dividends
We anticipate paying future quarterly dividends, subject to the board of directors' approval and compliance with the restrictions in our outstanding financing agreements. The table below summarizes our 2014 cash dividend declarations, payments and scheduled payments through October 31, 2014:

	2014
	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	January 28	February 12	February 27	$0.26	$20,730
Second quarter	April 21	May 6	May 21	0.26	20,745
Third quarter	July 15	July 30	August 14	0.26	26,292
Fourth quarter (1)	October 14	October 29	November 13	0.30	—
Fourth quarter - special dividend (2)	November 4	November 18	December 1	2.00	—
Total					$67,767
(1) The fourth quarter 2014 cash dividend of $0.30 per common share will result in an aggregate payment of approximately $29.6 million.
(2) The fourth quarter 2014 special cash dividend of $2.00 per common share will result in an aggregate payment of approximately $197.2 million.
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
At September 30, 2014, we held approximately 8.5 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $68.77 per barrel. At September 30, 2014, the excess of the current cost of our crude oil, refined products and other feedstocks and blendstocks inventories over aggregated LIFO costs was $158.1 million.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three and nine months ended September 30, 2014 and 2013 and open commodity hedging positions as of September 30, 2014 and December 31, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Economic hedging results
Realized hedging gain, net	$26,716	$12,739	$44,272	$2,250
Unrealized hedging gain, net	17,020	25,745	136,371	83,713
Total hedging gain, net	$43,736	$38,484	$180,643	$85,963

	September 30, 2014	December 31, 2013
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil and refined product futures, net long (short) positions	3,078	(768)
Refined product crack spread swaps, net short positions	(16,928)	(25,721)
Total open barrels commodity hedging instruments, net short positions	(13,850)	(26,489)

Fair value of outstanding contracts, net
Other current assets	$50,072	$8,791
Other assets	22,376	7
Accrued liabilities	(476)	(17,386)
Other long-term liabilities	(58)	(55,869)
Fair value of outstanding contracts - unrealized gain (loss), net	$71,914	$(64,457)
During the three and nine months ended September 30, 2014 and 2013, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information
Item 1A. Risk Factors
We discuss the risks we face in our 2013 annual report on Form 10-K under Part I, Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Since 2012, our board of directors has approved three separate share repurchase programs authorizing us to repurchase up to $200 million, per program, of our outstanding common stock. Our board of directors approved our current share repurchase program in January of 2014 (the "January 2014 Program"). The January 2014 Program will expire on January 28, 2015, and through October 31, 2014, we used $161.5 million of the authorized amount under the January 2014 Program. Through September 30, 2014, we purchased 13.0 million shares of our common stock under the programs. Between March 26, 2014, and June 16, 2014, we utilized 12.1 million shares of treasury stock, consisting of historically owned treasury shares and all shares purchased under the programs through June 10, 2014, to satisfy a portion of the conversion of our Convertible Notes. On November 3, 2014, our board of directors authorized another share repurchase program of up to $200 million.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase programs may be discontinued at any time by our board of directors.

The following table presents shares repurchased, by month, during the third quarter of 2014:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value that may yet be purchased under the program (In thousands)
July 1 - July 31	1,081,620	$38.96	1,081,620	$138,923
August 1 - August 31	11,562	39.98	11,562	138,460
September 1 - September 30	—	—	—	138,460
	1,093,182	39.51	1,093,182
(1) Average price per share excludes commissions.
Our payment of dividends is limited under the terms of our Revolving Credit Agreement and our 2021 Notes, and depends, in part, on our ability to satisfy certain financial covenants.

Item 6. Exhibits
Exhibit Index***

Number	Exhibit Title

2.1
Contribution, Conveyance and Assumption Agreement, dated as of September 25, 2014, by and among Western Refining, Inc., Western Refining Southwest, Inc., Western Refining Logistics GP, LLC and Western Refining Logistics, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2014).

2.2*
Amendment No. 1 to the Contribution, Conveyance and Assumption Agreement, dated as of October 15, 2014, by and among Western Refining, Inc., Western Refining Southwest, Inc., Western Refining Logistics GP, LLC and Western Refining Logistics, LP.

3.1
Certificate of Incorporation, as amended, of the Company as currently in effect (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014)

3.2	Bylaws, as amended, of the Company as currently in effect (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014)

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are under File No. 001-32721.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	November 5, 2014
Gary R. Dalke	(Principal Financial Officer)