Form 10-Q
period 2015-03-31
Western Refining, Inc.
filed 2015-05-07
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2015, there were 95,517,605 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact should be deemed forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, including the regulation of our industry, business strategy, future operations, our expectations for margins and crack spreads, the discount between West Texas Intermediate ("WTI") crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, volatility of crude oil prices, additions to pipeline capacity in the Permian Basin and at Cushing, Oklahoma, expected share repurchases and dividends, volatility in pricing of Renewable Identification Numbers ("RINs"), taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational and maintenance improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect or that are affected by unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. In addition, our business and operations involve numerous risks and uncertainties, many that are beyond our control, that could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows.
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this quarterly report on Form 10-Q. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•	changes in crack spreads;

•	changes in the spread between WTI crude oil and West Texas Sour crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil and between WTI Cushing crude oil and WTI Midland crude oil;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	effects of and exposure to risks related to our commodity hedging strategies and transactions;

•	availability and costs of renewable fuels for blending and RINs to meet Renewable Fuel Standards ("RFS") obligations;

•	construction of new, or expansion of existing, product or crude oil pipelines, including in the Permian Basin, in the San Juan Basin and at Cushing, Oklahoma;

•	changes in the underlying demand for our refined products;

•	instability and volatility in the financial markets, including as a result of potential disruptions caused by economic uncertainties in Europe;

•	a potential economic recession in the United States and/or abroad;

•	adverse changes in the credit ratings assigned to our and our subsidiaries' debt instruments;

•	changes in the availability and cost of capital;

•	actions of customers and competitors;

•	successful integration and future performance of acquired assets, businesses or third-party product supply and processing relationships;

•	actions of third-party operators, processors and transporters;

i

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems on our operations;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

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

•
other factors discussed in more detail under Part I — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 10‑K") that are incorporated herein by this reference.

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
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$463,074	$431,159
Accounts receivable, trade, net of a reserve for doubtful accounts of $547 and $484, respectively	452,297	467,527
Inventories	673,088	629,237
Prepaid expenses	76,506	88,415
Other current assets	159,566	152,125
Total current assets	1,824,531	1,768,463
Restricted cash	123,609	167,009
Equity method investment	95,899	96,080
Property, plant and equipment, net	2,177,786	2,153,189
Goodwill	1,289,443	1,289,443
Intangible assets, net	85,261	85,952
Other assets, net	133,340	122,422
Total assets	$5,729,869	$5,682,558
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$592,332	$681,803
Accrued liabilities	260,697	268,449
Deferred income tax liability, net	28,548	57,949
Current portion of long-term debt	5,500	5,500
Total current liabilities	887,077	1,013,701
Long-term liabilities:
Long-term debt, less current portion	1,544,391	1,515,037
Lease financing obligations	46,266	27,489
Deferred income tax liability, net	331,250	296,860
Other liabilities	41,727	41,827
Total long-term liabilities	1,963,634	1,881,213
Commitments and contingencies
Equity:
Western shareholders' equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 102,700,347 and 102,642,540 shares issued, respectively	1,026	1,026
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	489,086	487,748
Retained earnings	967,744	890,393
Accumulated other comprehensive loss, net of tax	(1,283)	(1,291)
Treasury stock, 7,182,742 and 6,441,883 shares, respectively at cost	(283,168)	(258,168)
Total Western shareholders' equity	1,173,405	1,119,708
Non-controlling interests	1,705,753	1,667,936
Total equity	2,879,158	2,787,644
Total liabilities and equity	$5,729,869	$5,682,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$2,318,730	$3,725,143
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,741,310	3,160,737
Direct operating expenses (exclusive of depreciation and amortization)	215,311	198,349
Selling, general and administrative expenses	55,803	58,732
Affiliate severance costs	—	9,399
Loss on disposal of assets, net	282	886
Maintenance turnaround expense	105	46,446
Depreciation and amortization	49,926	46,410
Total operating costs and expenses	2,062,737	3,520,959
Operating income	255,993	204,184
Other income (expense):
Interest income	163	195
Interest expense and other financing costs	(24,957)	(28,957)
Loss on extinguishment of debt	—	(8)
Other, net	3,206	1,482
Income before income taxes	234,405	176,896
Provision for income taxes	(59,437)	(49,199)
Net income	174,968	127,697
Less net income attributable to non-controlling interests	68,979	42,151
Net income attributable to Western Refining, Inc.	$105,989	$85,546

Net earnings per share:
Basic	$1.11	$1.07
Diluted	1.11	0.88
Weighted average common shares outstanding:
Basic	95,567	79,729
Diluted	95,682	102,522

Cash dividends declared per common share	$0.30	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$174,968	$127,697
Other comprehensive income items:
Benefit plans:
Amortization of net prior service cost	—	81
Reclassification of loss to income	13	5
Other comprehensive income before tax	13	86
Income tax	(5)	(2)
Other comprehensive income, net of tax	8	84
Comprehensive income	174,976	127,781
Less comprehensive income attributable to non-controlling interests	68,979	42,201
Comprehensive income attributable to Western Refining, Inc.	$105,997	$85,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$174,968	$127,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,926	46,410
Changes in fair value of commodity hedging instruments	20,057	(73,972)
Reserve for doubtful accounts	(46)	258
Amortization of loan fees and original issue discount	1,515	6,020
Loss on extinguishment of debt	—	8
Stock-based compensation expense	4,010	8,812
Deferred income taxes	4,989	35,839
Excess tax benefit from stock-based compensation	(337)	(254)
Income from equity method investment	(3,619)	(1,512)
Loss on disposal of assets, net	282	886
Changes in operating assets and liabilities:
Accounts receivable	19,016	(33,413)
Inventories	(43,851)	(58,900)
Prepaid expenses	11,909	(22,369)
Other assets	(33,451)	2,141
Accounts payable and accrued liabilities	(99,041)	27,601
Other long-term liabilities	(1,349)	(1,220)
Net cash provided by operating activities	104,978	64,032
Cash flows from investing activities:
Capital expenditures	(53,195)	(50,598)
Decrease in restricted cash	43,400	—
Proceeds from the sale of assets	624	149
Net cash used in investing activities	(9,171)	(50,449)
Cash flows from financing activities:
Additions to long-term debt	300,000	—
Payments on long-term debt	(1,375)	(1,680)
Payments on revolving credit facility	(269,000)	—
Deferred financing costs	(6,551)	—
Purchase of treasury stock	(25,000)	—
Distribution to non-controlling interest holders	(33,665)	(27,072)
Dividends paid	(28,638)	(20,730)
Convertible debt redemption	—	(788)
Excess tax benefit from stock-based compensation	337	254
Net cash used in financing activities	(63,892)	(50,016)
Net increase (decrease) in cash and cash equivalents	31,915	(36,433)
Cash and cash equivalents at beginning of period	431,159	468,070
Cash and cash equivalents at end of period	$463,074	$431,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization
"Western," "we," "us," "our" and the "Company" refer to Western Refining, Inc. and, unless the context otherwise requires, our subsidiaries. Western Refining, Inc. was formed on September 16, 2005 as a holding company prior to our initial public offering and is incorporated in Delaware.
We produce refined products at three refineries: one in El Paso, Texas, one near Gallup, New Mexico and one in St. Paul Park, Minnesota. We sell refined products primarily in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico; and through bulk distribution terminals and wholesale marketing networks and we sell refined products through two retail networks with a total of 521 company-owned and franchised retail sites in the U.S.
At March 31, 2015, we owned a 38.4% limited partner interest, and 100% of the general partner that grants us control, of Northern Tier Energy LP ("NTI"). NTI owns and operates a refinery in St. Paul Park, Minnesota. NTI has a retail-marketing network of 260 convenience stores. NTI directly operates 165 of these stores and supports 95 stores through franchise agreements. NTI's primary areas of operation include Minnesota and Wisconsin.
At March 31, 2015, we owned a 66.1% limited partner interest in Western Refining Logistics, LP ("WNRL") and the public held a 33.9% limited partner interest. We control WNRL through our 100% ownership of the general partner of WNRL and our majority ownership of WNRL's limited partnership interests. We formed WNRL as a Delaware master limited partnership to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets and related businesses.
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
We changed our reportable segments during the fourth quarter of 2014 due to changes in our organization. Our operations include four business segments: refining, NTI, WNRL and retail. See Note 3, Segment Information, for further discussion of our business segments.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim consolidated financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.
The Condensed Consolidated Balance Sheet at December 31, 2014, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The condensed consolidated financial statements include the accounts of Western Refining, Inc. and subsidiaries in which we have a controlling interest. We own a 38.4% limited partner interest in NTI and we own a 66.1% limited partner interest in WNRL. We own 100% of NTI's and WNRL's respective general partners. As the general partner of NTI and WNRL, we have the ability to direct the activities of NTI and WNRL that most significantly impact their respective economic performance.
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. During 2014 and continuing into 2015, the volatility in crude oil prices and refining margins contributed to the variability of our results of operations.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Western and subsidiaries in which we have a controlling interest. All intercompany accounts and transactions have been eliminated for all periods presented. Investments in significant non-controlled entities are accounted for using the equity method.
We have reported non-controlling interests for NTI and WNRL of $1,705.8 million in our Condensed Consolidated Balance Sheet as of March 31, 2015. We have reported non-controlling interest for NTI and WNRL of $1,667.9 million in our Condensed Consolidated Balance Sheet as of December 31, 2014.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Effective January 1, 2015, we adopted the accounting and reporting requirements included in the Accounting Standards Codification ("ASC") for disposals when such disposal represents a strategic shift that will have a significant impact on the entity’s operations and financial results. These requirements have been applied prospectively. Our adoption of these changes effective January 1, 2015 had no impact on our financial position, results of operations or cash flows.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We are currently evaluating the effect that certain of these new accounting requirements may have on our accounting and related reporting and disclosures in our consolidated financial statements.

•
Recognition and reporting of revenues - the requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These provisions are effective January 1, 2017, and are to be applied retrospectively, with early adoption not permitted.

•
Evaluation of going concern - management of an entity is required to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. The new requirements will become effective for annual periods beginning after December 15, 2016, and interim periods thereafter with early application permitted. The changed requirements are intended to reduce diversity in the timing and content of footnote disclosures.

•
Consolidation considerations - reporting entities are required to evaluate whether certain legal entities should be consolidated effective for interim and annual periods beginning after December 15, 2015.

•	Presentation of debt issuance costs - debt issuance costs are presented as an offset to the related debt and will become effective for interim and annual periods beginning after December 15, 2015.
3. Segment Information
We changed our reportable segments during the fourth quarter of 2014 due to changes in our organization. Assets transferred from Western in the Wholesale Acquisition were treated as a transfer of assets between entities under common control. Accordingly, the financial information for the affected reporting segments has been retrospectively adjusted to include or exclude the historical results of the transferred WRW assets for periods prior to the effective date of the transaction. The primary effects of this reporting reorganization were:

•	Other than unmanned fleet fueling ("cardlock") related activities and product sales activity in the Mid-Atlantic region, the wholesale segment was moved to WNRL;
•Product sales activity in the Mid-Atlantic region was moved to the refining segment; and
•Cardlock related activities were moved to the retail segment.
Our operations are organized into four reportable segments based on manufacturing and marketing criteria, the nature of our products and services, our production processes and our types of customers. Our reportable segments are refining, NTI, WNRL and retail. A description of each segment's activities and principal products follows:

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Refining. We report the operations of two refineries in our refining segment: one in El Paso, Texas (the "El Paso refinery") with a 131,000 barrel per day ("bpd") capacity and one near Gallup, New Mexico (the "Gallup refinery") with a 25,000 bpd capacity. Our refineries make various grades of gasoline, diesel fuel and other products from crude oil, other feedstocks and blending components. We purchase crude oil, other feedstocks and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products through WNRL's wholesale business and our retail business, other independent wholesalers and retailers, commercial accounts and sales and exchanges with major oil companies.
We have an exclusive supply and marketing agreement with a third party covering activities related to our refined product supply, sales and hedging in the Mid-Atlantic region. We recorded $0.3 million and $0.1 million in assets at March 31, 2015, and December 31, 2014, respectively, related to this supply agreement in our Condensed Consolidated Balance Sheets. The revenues and costs recorded under the supply agreement included $21.5 million and $0.1 million in net hedging gains for the three months ended March 31, 2015 and 2014, respectively.
NTI. NTI is an independent crude oil refiner and marketer of refined products with one 97,800 bpd refinery that also operates a network of retail convenience stores selling various grades of gasoline, diesel fuel and convenience store merchandise, primarily in Minnesota and Wisconsin. NTI's operations are separate from those of Western. At March 31, 2015, NTI included the operations of 165 retail convenience stores and supported 95 franchised retail convenience stores. These retail convenience stores are located primarily in Minnesota and Wisconsin. NTI's refinery supplies the majority of the gasoline and diesel fuel sold through its retail convenience stores.
WNRL. WNRL owns and operates certain logistics assets that consist of pipeline and gathering, terminalling, storage and transportation assets, providing related services primarily to our refining segment in the Southwest, including approximately 300 miles of pipelines and approximately 8.1 million barrels of active storage capacity. WNRL also owns a wholesale business that operates primarily in the Southwest. The majority of WNRL's logistics assets are integral to the operations of the El Paso and Gallup refineries. WNRL's wholesale business includes the operations of several lubricant and bulk petroleum distribution plants and a fleet of crude oil, refined product and lubricant delivery trucks. WNRL distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico and Texas. WNRL purchases petroleum fuels and lubricants from our refining segment and from third-party suppliers.
In the Wholesale Acquisition, WNRL purchased substantially all of Western’s southwest wholesale assets including assets and related inventories of WRW's lubricant distributions, southwest bulk petroleum fuels distribution, and crude oil and products transportation businesses.
Retail. Our retail segment located in the Southwest sells various grades of gasoline, diesel fuel, convenience store merchandise and beverage and food products to the general public through retail convenience stores and various grades of gasoline and diesel fuel to commercial vehicle fleets through cardlocks. WNRL supplies the majority of gasoline and diesel fuel that our retail segment sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At March 31, 2015, the retail segment operated 261 service stations and convenience stores or kiosks located in Arizona, Colorado, New Mexico and Texas compared to 229 service stations and convenience stores or kiosks at March 31, 2014. The additional stores were added under various operating and capital leases. At March 31, 2015, the retail segment operated 50 cardlocks located in Arizona, California and New Mexico compared to 52 cardlocks at March 31, 2014.
Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general and administrative expenses; net impact of the disposal of assets; maintenance turnaround expense and depreciation and amortization. Cost of products sold includes net realized and unrealized gains and losses related to our commodity hedging activities and reflects current costs adjusted, where appropriate, for "last-in, first-out" ("LIFO") and lower of cost or market ("LCM") inventory adjustments. Intersegment revenues are reported at prices that approximate market.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2015 and 2014, are presented below:

	Three Months Ended March 31, 2015
	Refining	NTI	WNRL	Retail	Other	Consolidated
	(In thousands)
Net sales to external customers	$948,899	$684,786	$429,147	$255,898	$—	$2,318,730
Intersegment sales (1)	542,542	12,990	178,249	2,704	—
Operating income (loss) (2)	$146,724	$107,987	$19,473	$(441)	$(17,750)	$255,993
Other income (expense), net						(21,588)
Income before income taxes						$234,405

Depreciation and amortization	$21,638	$19,365	$4,738	$3,286	$899	$49,926
Capital expenditures	35,908	6,673	7,914	1,402	1,298	53,195
Goodwill at March 31, 2015	—	1,289,443	—	—	—	1,289,443
Total assets at March 31, 2015	1,763,116	2,263,632	378,395	249,318	1,075,408	5,729,869

(1)	Intersegment sales of $736.5 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and NTI segments as a component of cost of products sold. The cost of products sold within our refining segment includes $3.7 million in net realized and unrealized economic hedging losses. NTI cost of products sold includes $1.2 million in net realized and unrealized economic hedging gains.

	Three Months Ended March 31, 2014
	Refining	NTI	WNRL (3)	Retail (3)	Other (3)	Consolidated
	(In thousands)
Net sales to external customers	$1,510,109	$1,256,394	$628,026	$330,371	$243	$3,725,143
Intersegment sales (1)	815,705	984	236,584	4,913	—
Operating income (loss) (2)	$139,007	$67,330	$16,761	$(830)	$(18,084)	$204,184
Other income (expense), net						(27,288)
Income before income taxes						$176,896

Depreciation and amortization	$19,468	$18,985	$4,152	$2,935	$870	$46,410
Capital expenditures	33,620	7,181	8,379	1,341	77	50,598
Goodwill at March 31, 2014	—	1,297,043	—	—	—	1,297,043
Total assets at March 31, 2014	1,807,484	2,949,498	397,887	207,293	268,569	5,630,731

(1)	Intersegment sales of $1,058.2 million have been eliminated in consolidation.

(2)
The effect of our economic hedging activity is included within operating income of our refining and NTI segments as a component of cost of products sold. The cost of products sold within our refining segment includes $90.6 million in net realized and unrealized economic hedging gains. NTI cost of products sold includes $0.9 million in net realized and unrealized economic hedging losses.

(3)
WNRL's financial data includes the Predecessor's historical financial results and an allocated portion of corporate general and administrative expenses, previously reported as Other, for the three months ended March 31, 2014. Net sales to external customers and intersegment sales for our retail segment include the operating results of cardlock stations that were formerly recorded in our wholesale segment. Other operating results include activity of the wholesale fleet service department that was previously recorded within our wholesale segment.

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
The carrying amounts of cash and cash equivalents, which we consider Level 1 assets and liabilities, approximated their fair values at March 31, 2015 and December 31, 2014, due to their short-term maturities. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and an evaluation of counterparty credit risk. Cash equivalents totaling $70.0 million, consisting of short-term money market deposits and commercial paper, were included in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively.
We maintain cash deposits with various counterparties in support of our hedging and trading activities. These deposits are required by counterparties as collateral and cannot be offset against the fair value of open contracts except in the event of default. Certain of our commodity derivative contracts under master netting arrangements include both asset and liability positions. We have elected to offset the fair value amounts recognized for multiple similar derivative instruments executed with the same counterparty under the column "Netting Adjustments" below; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. See Note 13, Crude Oil and Refined Product Risk Management, for further discussion of master netting arrangements.
The following tables represent our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and the basis for that measurement:

	Carrying Value at March 31, 2015	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at March 31, 2015
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets - commodity hedging contracts	$81,813	$—	$80,794	$1,019	$(7,200)	$74,613
Other assets - commodity hedging contracts	41,103	—	40,412	691	(1,689)	39,414
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(9,573)	—	(9,573)	—	7,200	(2,373)
Other long-term liabilities - commodity hedging contracts	(3,435)	—	(3,435)	—	1,689	(1,746)
	$109,908	$—	$108,198	$1,710	$—	$109,908

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value at December 31, 2014	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at December 31, 2014
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets - commodity hedging contracts	$86,659	$—	$86,329	$330	$(6,937)	$79,722
Other assets - commodity hedging contracts	58,182	—	58,182	—	(1,649)	56,533
Gross financial liabilities:
Accrued liabilities - commodity hedging contracts	(11,826)	—	(11,826)	—	6,937	(4,889)
Other long-term liabilities - commodity hedging contracts	(3,049)	—	(3,049)	—	1,649	(1,400)
	$129,966	$—	$129,636	$330	$—	$129,966
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
The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to commodity price swap contracts) for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Asset (liability) balance at beginning of period	$330	$(1,935)
Change in fair value	—	5,232
Fair value of trades entered into during the period	1,462	—
Fair value reclassification from Level 3 to Level 2	(82)	(65)
Asset balance at end of period	$1,710	$3,232
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in a $0.2 million change in the estimated fair value.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2015 and December 31, 2014, the carrying amount and estimated fair value of our debt was as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Western obligations:
Carrying amount	$893,125	$894,500
Fair value	892,159	878,360
NTI obligations:
Carrying amount	$356,766	$357,037
Fair value	362,250	351,313
WNRL obligations:
Carrying amount	$300,000	$269,000
Fair value	309,000	269,000
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
5. Inventories
Inventories were as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Refined products (1) (2)	$274,306	$257,476
Crude oil and other raw materials (2)	343,194	318,565
Lubricants	14,855	14,265
Retail store merchandise	40,733	38,931
Inventories	$673,088	$629,237

(1)	Includes $17.7 million and $18.2 million of inventory valued using the first-in, first-out ("FIFO") valuation method at March 31, 2015, and December 31, 2014, respectively.

(2)
At March 31, 2015, in order to state our inventories at market prices that were lower than our LIFO cost, we reduced the carrying value of our inventory through a non-cash LCM inventory adjustment of $62.8 million. At December 31, 2014, in order to state our inventories at market prices that were lower than our LIFO cost, we reduced the carrying value of our inventory through a non-cash LCM adjustment of $78.6 million.

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
As of March 31, 2015, and December 31, 2014, refined products valued under the LIFO method and crude oil and other raw materials totaled 9.9 million barrels and 9.3 million barrels, respectively. At March 31, 2015 and December 31, 2014, the excess of the LIFO cost over the current cost of these crude oil, refined product and other feedstock and blendstock inventories was $142.0 million and $28.4 million, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2015, cost of products sold included net non-cash credits of $113.6 million from changes in our LIFO reserves. During the three months ended March 31, 2014, cost of products sold included net non‑cash charges of $18.6 million from changes in our LIFO reserves.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of March 31, 2015, and December 31, 2014, was as follows:

	March 31, 2015			December 31, 2014
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	3,911	$289,942	$74.14	3,707	$283,333	$76.43
Crude oil and other	5,971	372,698	62.42	5,577	355,470	63.74
	9,882	$662,640	67.06	9,284	$638,803	68.81
6. Equity Method Investment
NTI owns a 17% common equity interest in Minnesota Pipe Line Company, LLC ("MPL"). The carrying value of this equity method investment was $95.9 million and $96.1 million at March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015 and December 31, 2014, the carrying amount of the equity method investment was $21.5 million and $21.6 million higher, respectively, than the underlying net assets of the investee. We are amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline).
During the three months ended March 31, 2015, we recognized $3.7 million in declared but unpaid distributions from MPL. There were no distributions received from MPL during the three months ended March 31, 2014. Equity income from MPL for the three months ended March 31, 2015, and 2014 was $3.6 million and $1.5 million, respectively. Equity income has been included in other, net in the accompanying Condensed Consolidated Statement of Operations.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Refinery facilities and related equipment	$2,229,195	$2,217,013
Pipelines, terminals and transportation equipment	404,840	369,080
Retail facilities and related equipment	308,437	288,338
Wholesale facilities and related equipment	59,434	57,158
Corporate	49,464	48,871
	3,051,370	2,980,460
Accumulated depreciation	(873,584)	(827,271)
Property, plant and equipment, net	$2,177,786	$2,153,189
Depreciation expense was $48.9 million and $45.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Intangible Assets, Net
Intangible assets, net was as follows:

	March 31, 2015			December 31, 2014			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(12,544)	$7,883	$20,427	$(12,148)	$8,279	5.0
Customer relationships	7,551	(3,505)	4,046	7,551	(3,366)	4,185	7.3
Rights-of-way and other	7,878	(3,769)	4,109	7,878	(3,613)	4,265	9.3
	35,856	(19,818)	16,038	35,856	(19,127)	16,729
Unamortizable assets:
Franchise rights and trademarks	50,500	—	50,500	50,500	—	50,500
Liquor licenses	18,723	—	18,723	18,723	—	18,723
Intangible assets, net	$105,079	$(19,818)	$85,261	$105,079	$(19,127)	$85,952
Intangible asset amortization expense for the three months ended March 31, 2015, was $0.7 million based on estimated useful lives ranging from 1 to 23 years. Intangible asset amortization expense for the three months ended March 31, 2014 was $0.7 million based on estimated useful lives ranging from 5 to 23 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2015	$1,973
2016	2,620
2017	2,679
2018	2,678
2019	2,011
2020	1,066

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt
Long-term debt was as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan Credit Facility due 2020	543,125	544,500
6.25% Senior Unsecured Notes due 2021	350,000	350,000
Total Western obligations	893,125	894,500
NTI obligations:
Revolving Credit Facility due 2018	—	—
7.125% Senior Secured Notes due 2020, net of unamortized premium of $6,766 and $7,037, respectively	356,766	357,037
Total NTI obligations	356,766	357,037
WNRL obligations:
Revolving Credit Facility due 2018	—	269,000
7.5% Senior Notes due 2023	300,000	—
Total WNRL obligations	300,000	269,000
Long-term debt	1,549,891	1,520,537
Current portion of long-term debt	(5,500)	(5,500)
Long-term debt, net of current portion	$1,544,391	$1,515,037
As of March 31, 2015, annual maturities of long-term debt for the remainder of 2015 are $4.1 million. From 2016 through 2019, long-term debt maturities are $5.5 million. Thereafter, total long-term debt maturities are $1,517.0 million.
Interest expense and other financing costs were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Contractual interest:
Western obligations	$12,007	$15,267
NTI obligations	6,591	5,335
WNRL obligations	3,726	225
	22,324	20,827
Amortization of loan fees	1,786	2,097
Amortization of original issuance discount	—	4,044
Other interest expense	1,075	2,205
Capitalized interest	(228)	(216)
Interest expense and other financing costs	$24,957	$28,957
We amortize original issue discounts and financing fees using the effective interest method over the respective term of the debt. Our creditors have no recourse to the assets owned by either of NTI or WNRL, and the creditors of NTI and WNRL have no recourse to our assets or those of our other subsidiaries.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Western Obligations
Revolving Credit Facility
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
As of and during the three month period ended March 31, 2015, we had no direct borrowings under the Western 2019 Revolving Credit Facility, with availability of $358.4 million. This availability is net of $67.0 million in outstanding letters of credit.
Term Loan Credit Agreement
On November 12, 2013, we entered into a term loan credit agreement (the "Western 2020 Term Loan Credit Facility"). The Western 2020 Term Loan Credit Facility provides for loans of $550.0 million, matures on November 12, 2020 and provides for quarterly principal payments of $1.4 million until September 30, 2020, with the remaining balance then outstanding due on the maturity date. The Western 2020 Term Loan Credit Facility bears interest at a rate based either on the base rate (as defined in the Western 2020 Term Loan Credit Facility) plus 2.25% or the Eurodollar Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 3.25% (with a Eurodollar Rate floor of 1.00%). The Western 2020 Term Loan Credit Facility is secured by both the El Paso and Gallup refineries and is fully and unconditionally guaranteed on a joint and several basis by substantially all of Western's material subsidiaries. The Western 2020 Term Loan Credit Facility contains customary restrictive covenants including limitations of debt, investments and dividends, and does not contain any financial maintenance covenants.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our payment of dividends is limited under the terms of our Revolving Credit Agreement, our Senior Unsecured Notes and our Term Loan Credit Facility, and in part, depends on our ability to satisfy certain financial covenants. Note guarantors will be released if they cease to be a Restricted Subsidiary as the result of a transaction permitted under the terms of the indenture, including through the disposition of capital stock of the guarantor.
NTI Obligations
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
As of March 31, 2015, the availability under the NTI Revolving Credit Facility was $194.6 million. This availability is net of $32.0 million in outstanding letters of credit. There were no borrowings under the NTI Revolving Credit Facility during the three month period ended March 31, 2015.
7.125% Secured Notes
On November 8, 2012, Northern Tier Energy LLC, its wholly owned subsidiary ("NTI LLC"), and Northern Tier Finance Corporation issued $275.0 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the "NTI 2020 Secured Notes").
NTI increased the principal amount of the NTI 2020 Secured Notes in September 2014 through issuance of a private placement of an additional $75.0 million in principal value. This offering was issued under the same indenture and under the same terms as the existing NTI 2020 Secured Notes. The offering generated total cash proceeds of $79.2 million including an issuance premium of $4.2 million. NTI incurred financing costs of $2.5 million associated with this offering. The issuance premium and financing costs will be amortized to interest expense over the remaining life of the notes.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

WNRL Obligations
Revolving Credit Facility
On October 16, 2013, WNRL entered into a $300.0 million senior secured revolving credit facility ("WNRL Revolving Credit Facility"). WNRL has the ability to increase the total commitment of the WNRL Revolving Credit Facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to certain conditions. The WNRL Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the WNRL Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of WNRL's subsidiaries. Obligations under the WNRL Revolving Credit Facility are secured by a first priority lien on substantially all of WNRL's and its subsidiaries' significant assets. WNRL creditors under the WNRL Revolving Credit Facility have no recourse to Western's assets, except to the extent of the assets of Western Refining Logistics GP, LLC, the general partner of WNRL that Western wholly owns. The WNRL Revolving Credit Facility will mature on October 16, 2018. Borrowings under the WNRL Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon WNRL's Consolidated Total Leverage Ratio, as defined in the WNRL Revolving Credit Facility.
During the three months ended March 31, 2015, WNRL repaid its outstanding direct borrowings under the WNRL Revolving Credit Facility with a portion of the proceeds from the issuance of its 7.5% Senior Notes, discussed below, resulting in no direct or swing line borrowings under the WNRL Revolving Credit Facility as of March 31, 2015. As of March 31, 2015, the availability under the WNRL Revolving Credit Facility was $299.3 million. This availability is net of $0.7 million in outstanding letters of credit.
The WNRL Revolving Credit Facility contains covenants that limit or restrict WNRL's ability to make cash distributions. WNRL is required to maintain certain financial ratios that are tested on a quarterly basis for the immediately preceding four quarter period.
7.5% Senior Notes
On February 11, 2015, WNRL entered into an indenture (the “WNRL Indenture”) among WNRL, WNRL Finance Corp., a Delaware corporation and wholly-owned subsidiary of WNRL (“Finance Corp.” and together with WNRL, the “Issuers”), the guarantors named therein and U.S. Bank National Association, as trustee under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes"). WNRL will pay interest on the WNRL 2023 Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The WNRL 2023 Senior Notes will mature on February 15, 2023. WNRL used the proceeds from the notes to repay the full balance due under the WNRL Revolving Credit Facility on February 11, 2015.
The WNRL Indenture contains covenants that limit WNRL’s and its restricted subsidiaries’ ability to, among other things: (i) incur, assume or guarantee additional indebtedness or issue preferred units, (ii) create liens to secure indebtedness, (iii) pay distributions on equity securities, repurchase equity securities or redeem subordinated indebtedness, (iv) make investments, (v) effect distributions, loans or other asset transfers from WNRL’s restricted subsidiaries, (vi) consolidate with or merge with or into, or sell substantially all of WNRL’s properties to, another person, (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries and (viii) enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The WNRL Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding WNRL 2023 Senior Notes to be due and payable immediately.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Equity
Changes to equity during the three months ended March 31, 2015, were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2014	$1,119,708	$1,667,936	$2,787,644
Net income	105,989	68,979	174,968
Other comprehensive income, net of tax	8	—	8
Dividends	(28,638)	—	(28,638)
Stock-based compensation	1,001	2,503	3,504
Excess tax benefit from stock-based compensation	337	—	337
Distributions to non-controlling interests	—	(33,665)	(33,665)
Treasury stock purchases	(25,000)	—	(25,000)
Balance at March 31, 2015	$1,173,405	$1,705,753	$2,879,158
Changes to equity during the three months ended March 31, 2014, were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2013	$894,052	$1,676,535	$2,570,587
Net income	85,546	42,151	127,697
Convertible debt redemption	(807)	—	(807)
Convertible debt settlement - treasury stock issuance in additional paid-in capital	6	—	6
Other comprehensive income, net of tax	34	50	84
Dividends	(20,730)	—	(20,730)
Stock-based compensation	1,151	7,661	8,812
Excess tax benefit from stock-based compensation	254	—	254
Distributions to non-controlling interests	—	(27,072)	(27,072)
Offering costs	—	66	66
Treasury stock issuance	19	—	19
Balance at March 31, 2014	$959,525	$1,699,391	$2,658,916
Share Repurchase Programs
Since 2012, our board of directors has approved four separate share repurchase programs, authorizing us to repurchase up to $200 million, per program, of our outstanding common stock. Our board of directors approved our current share repurchase program in November of 2014 (the "November 2014 Program") that will expire in November of 2015.
Subject to market conditions as well as corporate, regulatory and other considerations, we will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise. Our board of directors may discontinue the share repurchase program at any time.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our share repurchase activity for the November 2014 Program:

	Number of shares purchased	Cost of share purchases (In thousands)
Shares purchased at December 31, 2014	1,492,874	$59,222
Shares purchased during Q1, 2015	740,859	25,000
Shares purchased at March 31, 2015	2,233,733	$84,222
As of March 31, 2015, we had $115.8 million remaining in authorized expenditures under the November 2014 Program.
Dividends
The table below summarizes our 2015 cash dividend declarations, payments and scheduled payments through May 1, 2015:

	2015
	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	February 6	February 20	March 6	$0.30	$28,638
Second quarter (1)	April 21	May 5	May 20	0.34	—
Total					$28,638
(1) The second quarter 2015 cash dividend of $0.34 per common share will result in an aggregate payment of approximately $32.5 million.
Total dividends declared were $0.30 and $0.26 per common share, including those declared related to participating securities, for the three months ended March 31, 2015 and 2014, respectively.
NTI Distributions
On February 5, 2015, NTI declared a quarterly cash distribution of $0.49 per unit for the period October 1, 2014 through December 31, 2014. NTI paid the distribution on February 27, 2015 to all unitholders of record on February 21, 2015.
The table below summarizes NTI's 2015 quarterly distribution declarations, payments and scheduled payments through May 1, 2015:

	2015
	Declaration Date	Record Date	Payment Date	Distribution per Unit
First quarter	May 5	May 18	May 29	$1.08
Total				$1.08
WNRL Distributions
On January 30, 2015, WNRL's general partner's board of directors declared a quarterly cash distribution of $0.3325 per unit for the period October 1, 2014 through December 31, 2014. WNRL paid the distribution on February 23, 2015 to all unitholders of record on February 13, 2015.
The table below summarizes WNRL's 2015 quarterly distribution declarations, payments and scheduled payments through May 1, 2015:

	2015
	Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
First quarter	May 1	May 15	May 26	$0.3475
Total				$0.3475

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rates for the three months ended March 31, 2015, and March 31, 2014 were 25.4% and 27.8%, respectively. The effective tax rates for the three months ended March 31, 2015, and March 31, 2014 were lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in WNRL and NTI and recognizing a benefit relating to various federal tax credits at March 31, 2014.
We are subject to examination by the Internal Revenue Service for tax years ending December 31, 2012 or after and by various state and local taxing jurisdictions for tax years ending December 31, 2011 or after.
We believe that it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $20.8 million was provided against the deferred tax assets relating to these NOL carryforwards at March 31, 2015. There was no change in the valuation allowance for the Yorktown NOL carryforwards from December 31, 2014.
As of March 31, 2015, we have recorded a liability of $13.8 million for unrecognized tax benefits, of which $13.8 million would affect our effective tax rate if recognized. We recognized a net change of $0.1 million for unrecognized benefits, which includes $0.1 million in interest and penalties for the three months ended March 31, 2015.
12. Retirement Plans
We fully recognize the obligations associated with our retiree healthcare and other postretirement plans and NTI's single-employer defined benefit cash balance plan in our financial statements.
Pensions
The net periodic benefit cost associated with NTI's cash balance plan for the three months ended March 31, 2015 and 2014 was $0.6 million and $0.5 million, respectively.
Postretirement Obligations
The net periodic benefit cost associated with our postretirement medical benefit plans for both the three months ended March 31, 2015 and 2014 was $0.2 million, respectively.
Our benefit obligation at December 31, 2014, for our postretirement medical benefit plans was $9.8 million. We fund our medical benefit plans on an as-needed basis.
The following table presents cumulative changes in other comprehensive income related to our benefit plans included as a component of equity for the periods presented, net of income tax. The related expenses are included in direct operating expenses in the Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Beginning of period balance	$(1,291)	$(350)
Amortization of net prior service cost	—	31
Reclassification of loss to income	13	5
Income tax	(5)	(2)
End of period balance	$(1,283)	$(316)
Defined Contribution Plan
Western sponsors a 401(k) defined contribution plan under which Western and WNRL participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. For the three months ended March 31, 2015 and 2014, we expensed $2.0 million and $1.6 million, respectively, in connection with this plan.
NTI sponsors qualified defined contribution plans for eligible employees. For the three months ended March 31, 2015 and 2014, NTI expensed $2.2 million and $2.4 million, respectively, in connection with its qualified defined contribution plans.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to our refineries. During the three months ended March 31, 2015, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
We also use crude oil and refined products futures, swap contracts or options to mitigate the change in value for a portion of our LIFO inventory volumes subject to market price fluctuations and swap contracts to fix the margin on a portion of our future gasoline and distillate production. The physical volumes are not exchanged; these contracts are net settled with cash. These hedging activities do not qualify for hedge accounting treatment.
The fair value of these contracts is reflected in the Condensed Consolidated Balance Sheets and the related net gain or loss is recorded within cost of products sold in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values of the majority of the contracts for the purpose of marking the hedging instruments to market at each period end.
The following tables summarize our economic hedging activity recognized within cost of products sold for the three months ended March 31, 2015 and 2014 and open commodity hedging positions as of March 31, 2015, and December 31, 2014:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Economic hedging results
Realized hedging gain, net	$17,553	$15,744
Unrealized hedging gain (loss), net	(20,057)	73,972
Total hedging gain (loss), net	$(2,504)	$89,716

	March 31, 2015	December 31, 2014
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil and refined product futures, net long (short) positions	3,685	(864)
Refined product crack spread swaps, net short positions	(11,703)	(8,781)
Total open barrels commodity hedging instruments, net short positions	(8,018)	(9,645)

Fair value of outstanding contracts, net
Other current assets	$74,613	$79,722
Other assets	39,414	56,533
Accrued liabilities	(2,373)	(4,889)
Other long-term liabilities	(1,746)	(1,400)
Fair value of outstanding contracts - unrealized gain, net	$109,908	$129,966
Offsetting Assets and Liabilities
Western's derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives; however, Western does not offset the fair value amounts recorded for derivative instruments under these agreements in the Condensed Consolidated Balance Sheets. We have posted or received margin collateral with various counterparties in support of our hedging and trading activities. The margin collateral posted or received is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents offsetting information regarding Western's commodity hedging contracts as of March 31, 2015, and December 31, 2014:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of March 31, 2015
	(In thousands)
Gross financial assets:
Current assets	$81,813	$(7,200)	$74,613
Other assets	41,103	(1,689)	39,414
Gross financial liabilities:
Accrued liabilities	(9,573)	7,200	(2,373)
Other long-term liabilities	(3,435)	1,689	(1,746)
	$109,908	$—	$109,908

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of December 31, 2014
	(In thousands)
Gross financial assets:
Current assets	$86,659	$(6,937)	$79,722
Other assets	58,182	(1,649)	56,533
Gross financial liabilities:
Accrued liabilities	(11,826)	6,937	(4,889)
Other long-term liabilities	(3,049)	1,649	(1,400)
	$129,966	$—	$129,966
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
As of March 31, 2015, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our unleaded gasoline crack spread swaps range from $14.99 to $20.21 per contract. Settlement prices for our distillate crack spread swaps range from $18.12 to $20.46 per contract. The information below presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2015	2016	2017
Inventory positions (futures and swaps):
Crude oil and refined products — net short positions	(27)	(175)	(175)
Natural gas futures — net long positions	2,404	1,658	—
Refined product positions (crack spread swaps):
Distillate — net short positions	(5,598)	(3,930)	(825)
Unleaded gasoline — net short positions	(1,350)	—	—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Stock-Based Compensation
The Western Refining 2006 Long-Term Incentive Plan (the "2006 LTIP") and the 2010 Incentive Plan of Western Refining (the "2010 Incentive Plan") allow for restricted share unit awards among other forms of awards. As of March 31, 2015, there were 19,856 and 2,749,221 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over a scheduled vesting period of either one, three or five years and their market value at the date of the grant is amortized over the vesting period on a straight-line basis. Effective March 25, 2015, our board of directors approved administrative amendments to the 2010 Incentive Plan.
As of March 31, 2015, there were 453,620 unvested restricted share units ("RSUs") outstanding. The final vesting for remaining awards of restricted shares occurred during the first quarter of 2014. We recorded stock compensation of $1.0 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively, which is included in selling, general and administrative expenses.
As of March 31, 2015, the aggregate grant date fair value of outstanding restricted share units was $16.0 million. The aggregate intrinsic value of outstanding restricted share units was $22.4 million. The unrecognized compensation cost of unvested restricted share units was $13.1 million. Unrecognized compensation costs for restricted share units will be recognized over a weighted average period of approximately 4.12 years.
The excess tax benefit related to the restricted share units that vested during the three months ended March 31, 2015, was $0.3 million using a statutory blended rate of 38.1%. The aggregate grant date fair value of the restricted share units that vested during the three months ended March 31, 2015, was $1.9 million. The related aggregate intrinsic value of these restricted share units was $2.8 million at the vesting date.
The excess tax benefit related to the restricted share units and restricted shares that vested during the three months ended March 31, 2014, was $0.3 million using a statutory blended rate of 38.3%. The aggregate grant date fair value of the restricted share units and restricted shares that vested during the three months ended March 31, 2014, was $1.5 million. The related aggregate intrinsic value of these restricted share units and restricted shares was $2.2 million at the vesting date.
The following table summarizes our restricted share unit activity for the three months ended March 31, 2015:

	Number of Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2014	380,695	$30.14
Awards granted	135,284	48.94
Awards vested	(57,807)	33.63
Awards forfeited	(4,552)	40.28
Not vested at March 31, 2015	453,620	35.20
NTI 2012 Long-Term Incentive Plan
Approximately 7.4 million NTI common units are reserved for issuance under the NTI 2012 Long-Term Incentive Plan ("NTI LTIP"). The NTI LTIP permits the award of unit options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights and other awards that derive their value from the market price of NTI's common units. As of March 31, 2015, approximately 1.2 million units were outstanding under the NTI LTIP. NTI recognizes the expense on all NTI LTIP awards ratably from the grant date until all units become unrestricted or vest. Awards generally vest ratably over a three-year period beginning on the award's first anniversary date. Compensation expense related to these restricted units is based on the grant date fair value as determined by the closing market price on the grant date, reduced by the fair value of estimated forfeitures. For awards to employees, NTI estimates a forfeiture rate which is subject to revision depending on the actual forfeiture experience.
As of March 31, 2015, the total unrecognized compensation cost for units awarded under the NTI LTIP was $24.2 million.
NTI incurred $2.6 million and $7.4 million of unit-based compensation expense for the three months ended March 31, 2015 and 2014, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Common Units
As of March 31, 2015, NTI had 0.3 million restricted common units outstanding. Upon vesting, these common units will no longer be restricted. All restricted common units participate in distributions on an equal basis with NTI common units and must be paid no later than 30 days after the distribution date to common unitholders. For restricted common unit awards outstanding at March 31, 2015, the forfeiture rates on NTI LTIP awards ranged from zero to 30%, depending on the employee classification and the length of the award's vesting period. NTI has one restricted common unit award with a clause stating distributions are to be accrued until the underlying units vest; at which time the accrued distributions applicable to those units will be paid to the award holder. The accrued distributions on that award at March 31, 2015 and December 31, 2014 were $0.5 million and $0.4 million, respectively.
Phantom Common Units
Service-based Awards
During 2014, NTI began awarding service-based phantom common units to key employees. As of March 31, 2015, NTI had 0.6 million service-based phantom common units outstanding. Upon vesting, NTI may settle these units in NTI common units or cash at the discretion of NTI's board of directors, or its Compensation Committee. Like the restricted common units, the phantom common units participate in distributions on an equal basis with common units. However, distributions on phantom common units are accrued until the underlying units vest at which time the distributions are paid in cash. In the event that unvested phantom common units are canceled, any accrued distributions on the underlying units are forfeited by the grantee. As of March 31, 2015 and December 31, 2014, NTI had $0.6 million and $0.8 million, respectively, in accrued service-based phantom common unit distributions included in accrued liabilities in the Condensed Consolidated Balance Sheets. For phantom common unit awards outstanding at March 31, 2015, the forfeiture rates on NTI LTIP awards ranged from zero to 20%, depending on the employee classification.
Performance-based Phantom Units
In January 2015, NTI granted 0.3 million Performance-based Phantom Units ("NTI Performance LTIPs"), under the NTI LTIP. Assuming a threshold EBITDA is achieved, participants are entitled an award under the NTI Performance LTIPs based on NTI’s achievement of two criteria compared to the performance peer group over the performance period: (a) return on capital employed, referred to as a performance condition, and (b) total unitholder return, referred to as a market condition. NTI accounts for the performance conditions and market conditions in each NTI Performance LTIPs as separate awards. Each of the performance condition awards and market condition awards represent the right to receive NTI common units or cash, at the discretion of NTI's board of directors or its Compensation Committee, at the end of a three-year performance period, in an amount ranging from 0% to 200% of the original number of units granted depending on NTI’s achievement of the performance conditions and market conditions, respectively.
Performance Condition Awards. The 0.3 million NTI Performance LTIPs include 0.2 million performance condition awards. The fair value of performance condition awards is estimated using the market price of NTI's common units on the grant date and NTI management's assessment of the probability of the number of performance condition awards that will ultimately be awarded. The estimated fair value of these performance condition awards is amortized over a three-year vesting period using the straight-line method.
Market Condition Awards. The 0.3 million NTI Performance LTIPs include 0.1 million market condition awards. The estimated fair value for performance unit awards with market conditions is estimated using a Monte Carlo simulation model as of the grant date and the related expense is amortized over a three-year vesting period using the straight-line method.
Expected volatilities are based on the historical volatility over the most recent three-year period. Expected distribution yield is based on annualized distributions at the date of valuation. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used in the Monte Carlo simulation used to value NTI's market condition performance unit awards as of March 31, 2015 are presented below:

Expected volatility	34.10%
Risk-free interest rate	0.84%
As of March 31, 2015, NTI had $0.1 million in accrued performance-based phantom common unit distributions included in accrued liabilities in the Condensed Consolidated Balance Sheet.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the NTI LTIP common unit activity for the three months ended March 31, 2015, is set forth below:

	Restricted Units		Phantom Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2014	396,109	$24.73	337,693	$26.99
Awards granted	1,026	24.90	694,906	23.22
Awards vested	(49,657)	25.43	(111,170)	27.01
Awards forfeited	—	—	(69,576)	26.92
Not vested at March 31, 2015	347,478	24.63	851,853	23.92
Western Refining Logistics, LP 2013 Long-Term Incentive Plan
The Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "WNRL LTIP") provides, among other awards, for grants of phantom units and DERs. As of March 31, 2015, there were 4.2 million phantom units reserved for future grants under the WNRL LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. WNRL incurred unit-based compensation expense of $0.4 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.
The aggregate grant date fair value of non-vested phantom units outstanding as of March 31, 2015, was $7.8 million. The aggregate intrinsic value of such phantom units was $7.9 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $7.4 million as of March 31, 2015, that is expected to be recognized over a weighted average period of approximately 4.15 years.
A summary of WNRL's common and phantom unit award activity for the three months ended March 31, 2015, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2014	280,251	$28.30
Awards granted	56,485	29.48
Awards vested	(51,951)	27.97
Awards forfeited	(11,913)	30.78
Not vested at March 31, 2015	272,872	28.50
15. Earnings per Share
In periods subsequent to March 31, 2014, we applied the treasury stock method for determining the number of fully dilutive shares outstanding used in our computation of fully diluted earnings per share. In periods prior to April 1, 2014, we followed the provisions related to use of the two-class method for the purpose of determining earnings per share. As discussed in Note 14, Stock-Based Compensation, we previously granted shares of restricted stock to certain employees and outside directors. Although ownership of these shares did not transfer to the recipients until the shares vested, recipients had voting and nonforfeitable dividend rights on these shares from the date of grant. Accordingly, we utilized the two-class method to determine our earnings per share. The final vesting for restricted stock awards occurred during the first quarter of 2014.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income attributable to Western Refining, Inc.	$105,989	$85,546
Distributed earnings	(28,638)	(20,730)
Income allocated to participating securities	—	(128)
Distributed earnings allocated to participating securities	—	41
Undistributed income available to Western Refining, Inc.	$77,351	$64,729
Weighted average number of common shares outstanding (1)	95,567	79,729
Basic earnings per common share:
Distributed earnings per share	$0.30	$0.26
Undistributed earnings per share	0.81	0.81
Basic earnings per common share	$1.11	$1.07

Diluted earnings per common share:
Net income attributable to Western Refining, Inc.	$105,989	$85,546
Tax effected interest related to convertible debt	—	4,404
Net income available to Western Refining, Inc., assuming dilution	$105,989	$89,950
Weighted average diluted common shares outstanding	95,682	102,522
Diluted earnings per common share	$1.11	$0.88
(1) Excludes the weighted average number of common shares outstanding associated with participating securities of 0.2 million shares for the three months ended March 31, 2014.
The computation of the weighted average number of diluted shares outstanding is presented below:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Weighted average number of common shares outstanding	95,567	79,729
Common equivalent shares from Western Convertible Notes	—	22,630
Restricted shares and share units	115	163
Weighted average number of diluted shares outstanding	95,682	102,522
A shareholder's interest in our common stock could become diluted as a result of vestings of restricted share units and, prior to the settlement of the Western Convertible Notes during the second quarter of 2014 (see Note 9, Long-Term Debt for further discussion), conversion of the Western Convertible Notes through issuance of shares of our common stock. In calculating our fully diluted earnings per common share, we consider the impact of restricted share units that have not vested and common equivalent shares related to the Western Convertible Notes. We include unvested restricted share units in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price. Common equivalent shares from the Western Convertible Notes are generally included in our diluted earnings calculation when net income exceeds certain thresholds above which the effect of the shares becomes dilutive. The Western Convertible Notes were converted into actual shares of our common stock during the first six months of 2015.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Cash Flows
Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Income taxes paid	$40,009	$21,603
Interest paid, excluding amounts capitalized	8,959	9,025

Non-cash investing and financing activities were as follows:
Assets acquired through capital lease obligations	19,511	—
Accrued capital expenditures	12,741	14,792
Issuance of common shares for redemption of Western Convertible Notes	—	19
Distributions receivable from equity method investee	3,740	—
17. Leases and Other Commitments
We have commitments under various operating leases with initial terms greater than one year for retail convenience stores, office space, warehouses, cardlocks, railcars and other facilities; some of which have renewal options and rent escalation clauses. These leases have terms that will expire on various dates through 2036. We expect that in the normal course of business, these leases will be renewed or replaced by other leases. Certain of our lease agreements provide for the fair value purchase of the leased asset at the end of the lease. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease and for renewal periods that are reasonably assured at the inception of the lease is recognized on a straight-line basis over the term of the lease.
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
In November 2007, we entered into a ten-year lease agreement for office space in downtown El Paso, Texas. The building serves as our headquarters. In December 2007, we entered into an eleven-year lease agreement for an office building in Tempe, Arizona. The building centralized our operational and administrative offices in the Phoenix, Arizona area.
We are party to thirty capital leases, with initial terms of 20 years, expiring in 2017 through 2034. The current portion of our capital lease obligations of $0.9 million and $0.6 million is included in accrued liabilities and the non-current portion of $46.3 million and $27.5 million is included in lease financing obligations in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014, respectively. These capital leases were discounted using annual interest rates of 3.24% to 10.51%. Total remaining interest related to these leases was $39.5 million and $21.6 million at March 31, 2015, and December 31, 2014, respectively. Annual payments, net of interest, average $4.4 million through the end of 2019 with the remaining $55.8 million due through 2034. Of the thirty capital leases, thirteen are NTI obligations with annual lease payments net of interest that average $1.0 million annually through the end of 2019 with the remaining $3.2 million due through 2034. There is no recourse to Western on the NTI capital leases. The remaining seventeen capital leases are held by our retail segment and make up the balance of the annual payments for the periods noted above.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents our annual minimum rental payments under non-cancelable operating leases that have lease terms of one year or more (in thousands) as of March 31, 2015:

Remaining 2015	$37,596
2016	49,713
2017	46,457
2018	43,230
2019	39,807
2020 and thereafter	328,329
$545,132
Total rental expense was $15.9 million and $13.6 million for the three months ended March 31, 2015, and March 31, 2014, respectively. Contingent rentals and subleases were not significant in any period.
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
Periodically, we receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. We do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations or cash flows. As of March 31, 2015, and December 31, 2014, we had consolidated environmental accruals of $18.9 million and $18.5 million, respectively.
El Paso Refinery
Prior spills, releases and discharges of petroleum or hazardous substances have impacted the groundwater and soils in certain areas at and adjacent to our El Paso refinery. We are currently remediating, in conjunction with Chevron U.S.A., Inc. ("Chevron"), these areas in accordance with certain agreed administrative orders with the Texas Commission on Environmental Quality (the "TCEQ"). Pursuant to our purchase of the north side of the El Paso refinery from Chevron, Chevron retained responsibility to remediate its solid waste management units in accordance with its Resource Conservation Recovery Act ("RCRA") permit that Chevron has fulfilled. Chevron also retained control of and liability for certain groundwater remediation responsibilities that are ongoing.
In May 2000, we entered into an Agreed Order with the TCEQ for remediation of the south side of our El Paso refinery property. We purchased a non-cancelable Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy that covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20.0 million, of which $7.1 million remained as of March 31, 2015. In addition, a subsidiary of Chevron is obligated under a settlement agreement to pay 60% of any Agreed Order environmental clean-up costs that exceed the $20.0 million policy coverage.
In September 2011, we and the U.S. Environmental Protection Agency (the “EPA”) entered into a Consent Decree under the Petroleum Refinery Enforcement Initiative (“EPA Initiative”). Under the EPA Initiative, the EPA is investigating industry-wide non-compliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into similar consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. The Consent Decree does not require any soil or groundwater remediation or clean-up.
We have completed our capital expenditures to address the Consent Decree issues totaling $43.2 million, including $15.2 million for the installation of a flare gas recovery system completed in 2007 and $28.0 million for nitrogen oxides

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

("NOx") emission controls on heaters and boilers completed in 2013. Under the terms of the Consent Decree, we paid a civil penalty of $1.5 million in September 2011.
In April 2014, we entered two Agreed Orders with TCEQ to settle unresolved air enforcement at our El Paso refinery between 2004 and April 2008. We paid $0.2 million in penalties in May 2014 that included funding a Supplemental Environmental Project benefiting El Paso County.
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
We incurred $50.8 million in total capital expenditures between 2009 and 2013 to address the requirements of the 2005 NMED Amended Agreement. These capital expenditures were primarily for installation of emission controls on the heaters, boilers and Fluid Catalytic Cracking Unit ("FCCU") and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx and particulate matter from our Gallup refinery. We will incur additional capital expenditures to implement one or more FCCU offset projects to be completed by the end of 2017. In 2014, we incurred $1.9 million to implement a FCCU emissions offset project. We paid penalties between 2009 and 2012 totaling $2.7 million.
Bloomfield 2007 NMED Remediation Order. In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures and implement corrective measures. Prior to July 2007, with the approval of the NMED and the New Mexico Oil Conservation Division, we placed into operation certain remediation measures that remain operational. As of March 31, 2015, we have expended $4.2 million and have accrued the remaining estimated costs of $3.8 million for implementing the investigation, interim measures and the reasonably known corrective actions of the order.
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
NTI
At March 31, 2015, and December 31, 2014, liabilities for remediation by NTI totaled $8.6 million and $8.7 million, respectively. These liabilities consist of $2.9 million recorded on a discounted basis as of March 31, 2015, and December 31, 2014, respectively. These discounted liabilities are expected to be settled over at least the next 22 years. At March 31, 2015, the estimated future cash flows to settle these discounted liabilities totaled $3.5 million and are discounted at a rate of 2.36%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.2 million at March 31, 2015, and December 31, 2014, respectively.
On June 3, 2014, the St. Paul Park refinery was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency ("MPCA") relating to its upgraded wastewater treatment plant at its St. Paul Park refinery. This permit required the refinery to conduct additional testing of its remaining lagoon. The testing was completed in the fourth quarter of 2014, following NTI's review of the test results and additional discussions with MPCA, NTI

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

now regards the likelihood of future remediation and closure costs related to the lagoon as probable. At March 31, 2015 and December 31, 2014, NTI estimated the remediation and closure costs to be approximately $5.7 million and $5.8 million, respectively, subject to further engineering and methodology studies. Some of this cost may be recoverable from Marathon Petroleum under an agreement entered into in connection with NTI's December 2010 acquisition of the St. Paul Park refinery, among other assets, from Marathon. However, at March 31, 2015 it is unclear how much, if any, of NTI's future costs may be eligible for reimbursement by Marathon, and as such, NTI has not recognized any receivable for this matter.
Other Matters
The EPA has issued Renewable Fuels Standards ("RFS"), that require us and other refiners to blend renewable fuels into the refined products produced at our refineries. Annually, the EPA is required to establish a volume of renewable fuels that refineries must blend into their refined petroleum fuels. However, the EPA has not established the final renewable blending volume level for 2014 or 2015. To the extent we are unable to blend at the rate necessary to satisfy the EPA mandated volume, we purchase Renewable Identification Numbers ("RINs"). The purchase price for RINs is volatile and may vary significantly from period to period. Historically, the cost of purchased RINs has not had a significant impact on our operating results. We anticipate 2014 and 2015 will be consistent with this history. The net cost of meeting our estimated renewable volume obligations, including sales and purchases of RINs, was $6.2 million and $10.0 million for the three months ended March 31, 2015, and 2014, respectively.
In addition, the EPA has investigated and brought enforcement actions against companies it believes produced invalid RINs. We may have purchased RINs the EPA will determine are invalid. Previously, we have entered into settlements, and expect to enter another settlement in 2015, with the EPA regarding RINs we purchased that the EPA ultimately determined were invalid. While we do not know if the EPA will determine that other RINs we have purchased are invalid, at this time we do not expect any settlements we would enter into with the EPA would have a material effect on our financial condition, results of operations or cash flows.
In August 2014, the TCEQ offered an expedited settlement with a proposed penalty of $0.2 million related to enforcement issued to our retail segment. After negotiations, TCEQ issued a revised settlement with a penalty of less than $0.1 million. We have agreed to the settlement and have paid the penalty. The settlement is pending final approval by the TCEQ Commissioners. The settlement requires no capital expenditures or soil or groundwater remediation or clean-up.
In April 2015 we successfully re-negotiated the collective bargaining agreement covering the El Paso refinery employees. The resulting six year labor agreement is scheduled to expire in April of 2021.
We are party to various other claims and legal actions arising in the normal course of business. We believe that the resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
19. Related Party Transactions
We lease certain El Paso, Texas office space in a building owned by an entity that is controlled by one of our officers. The lease agreement expires in May 2017. Under the terms of the lease, we make annual payments of $0.2 million. For the three months ended March 31, 2015 and 2014, we made rental payments under this lease to the related party of $0.06 million and $0.05 million, respectively. We have no amounts due as of March 31, 2015 related to this lease agreement.
Beginning on September 30, 2014, NTI began paying MPL for transportation services at published tariff rates. During the three months ended March 31, 2015, NTI incurred $12.7 million in crude transportation costs with MPL. Prior to September 30, 2014, NTI had a crude oil supply and logistics agreement with a third party and had no direct supply transactions with MPL prior to this date.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20. Condensed Consolidating Financial Information
Separate condensed consolidating financial information of Western Refining, Inc. (the "Parent") and subsidiary guarantors and non-guarantors are presented below. At March 31, 2015, the Parent and certain subsidiary guarantors have fully and unconditionally guaranteed our Western 2021 Unsecured Notes on a joint and several basis. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information that should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
NTI, WNRL and Navajo Convenient Stores Co., LLC are subsidiaries that have not guaranteed our Unsecured Notes. NTI and WNRL are publicly held master limited partnerships. As of March 31, 2015, we owned a 38.4% limited partnership interest in NTI and a 66.1% limited partnership interest in WNRL and the non-financial general partner interests of both entities. We are the primary beneficiary of WNRL's earnings and cash flows. We exercise control of both NTI and WNRL through our 100% ownership of the respective general partners. Accordingly, NTI and WNRL are consolidated with the other accounts of Western.
Due to the change in the guarantor structure resulting from WNRL's Acquisition of the wholesale segment, we have revised the condensed consolidating financial information for the three months ended March 31, 2014.
Our transactions with WNRL including fees paid under our pipeline, terminalling and services agreements with WNRL are eliminated and have no significant impact on our condensed consolidated financial statements. During the three months ended March 31, 2015, there have been no significant intercompany accounts or transactions between Western and NTI. All intercompany accounts and transactions with NTI and WNRL are eliminated in our condensed consolidated financial statements.
NTI's long-term debt is comprised of its NTI 2020 Secured Notes and the NTI Revolving Credit Facility. NTI creditors under the NTI 2020 Secured Notes and the NTI Revolving Credit Facility have no recourse to the Parent's assets except to the extent of the assets of Northern Tier Energy GP LLC, the general partner of NTI that we wholly own. Any recourse to NTI’s general partner would be limited to the extent of the general partner’s assets that other than its investment in NTI are not significant. Furthermore, the Parent's creditors have no recourse to the assets of NTI's general partner, NTI and its consolidated subsidiaries. See Note 9, Long-Term Debt, for a description of NTI’s debt obligations.
WNRL generates revenues by charging fees and tariffs for transporting crude oil through its pipelines and truck fleet, for transporting refined and other products through its terminals and pipelines, for providing storage in its storage tanks and at its terminals and selling refined products through its wholesale distribution network. We do not provide financial or equity support through any liquidity arrangements and/or debt guarantees to WNRL.
WNRL's long-term debt is comprised of the WNRL 2023 Senior Notes and the WNRL Revolving Credit Facility. With the exception of the assets of Western Refining Logistics GP, LLC, the general partner of WNRL, creditors have no recourse to our assets. Any recourse to WNRL’s general partner would be limited to the extent of the Western Refining Logistics GP, LLC's assets which, other than its investment in WNRL, are not significant. Furthermore, our creditors have no recourse to the assets of WNRL and its consolidated subsidiaries. See Note 9, Long-Term Debt, for a description of WNRL’s debt obligations.
NTI and WNRL have risks associated with their respective operations. NTI’s risks, while similar to ours because it experiences similar industry dynamics, are not associated with our operations. WNRL’s risks are directly associated with our operations. If we suffer significant decreases in our throughput or fail to meet desired shipping or throughput levels for an extended period of time, WNRL revenues could be reduced and WNRL could suffer substantial losses.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$256,561	$206,492	$—	$463,074
Accounts receivable, trade, net of a reserve for doubtful accounts	—	188,118	264,179	—	452,297
Accounts receivable and due from affiliate	3,089	1,774,168	1,451	(1,778,708)	—
Inventories	—	398,096	274,992	—	673,088
Prepaid expenses	—	61,721	14,785	—	76,506
Other current assets	—	130,996	28,570	—	159,566
Total current assets	3,110	2,809,660	790,469	(1,778,708)	1,824,531
Restricted cash	—	123,609	—	—	123,609
Equity method investment	—	—	95,899	—	95,899
Property, plant and equipment, net	—	1,127,757	1,050,029	—	2,177,786
Goodwill	—	—	1,289,443	—	1,289,443
Intangible assets, net	—	35,423	49,838	—	85,261
Investment in subsidiaries	3,739,911	—	—	(3,739,911)	—
Other assets, net	31,912	72,619	28,809	—	133,340
Total assets	$3,774,933	$4,169,068	$3,304,487	$(5,518,619)	$5,729,869
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$1,464	$316,549	$274,319	$—	$592,332
Accounts payable and due to affiliate	1,695,961	—	82,747	(1,778,708)	—
Accrued liabilities	10,978	164,080	85,639	—	260,697
Current deferred income tax liability, net	—	28,548	—	—	28,548
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	1,713,903	509,177	442,705	(1,778,708)	887,077
Long-term liabilities:
Long-term debt, less current portion	887,625	—	656,766	—	1,544,391
Lease financing obligation	—	37,789	8,477	—	46,266
Deferred income tax liability, net	—	293,970	37,280	—	331,250
Deficit in subsidiaries	—	354,860	—	(354,860)	—
Other liabilities	—	37,110	4,617	—	41,727
Total long-term liabilities	887,625	723,729	707,140	(354,860)	1,963,634
Equity:
Equity - Western	1,173,405	2,936,162	448,889	(3,385,051)	1,173,405
Equity - Non-controlling interest	—	—	1,705,753	—	1,705,753
Total equity	1,173,405	2,936,162	2,154,642	(3,385,051)	2,879,158
Total liabilities and equity	$3,774,933	$4,169,068	$3,304,487	$(5,518,619)	$5,729,869

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$288,986	$142,152	$—	$431,159
Accounts receivable, trade, net of a reserve for doubtful accounts	—	178,786	288,741	—	467,527
Accounts receivable and due from affiliate	5,035	1,710,015	2,045	(1,717,095)	—
Inventories	—	379,563	249,674	—	629,237
Prepaid expenses	—	69,580	18,835	—	88,415
Other current assets	—	128,564	23,561	—	152,125
Total current assets	5,056	2,755,494	725,008	(1,717,095)	1,768,463
Restricted cash	—	167,009	—	—	167,009
Equity method investment	—	—	96,080	—	96,080
Property, plant and equipment, net	—	1,092,667	1,060,522	—	2,153,189
Goodwill	—	—	1,289,443	—	1,289,443
Intangible assets, net	—	35,974	49,978	—	85,952
Investment in subsidiaries	3,637,607	—	—	(3,637,607)	—
Other assets, net	33,463	67,652	21,307	—	122,422
Total assets	$3,676,126	$4,118,796	$3,242,338	$(5,354,702)	$5,682,558
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$354,223	$327,580	$—	$681,803
Accounts payable and due to affiliate	1,656,412	—	60,683	(1,717,095)	—
Accrued liabilities	5,506	179,926	83,017	—	268,449
Current deferred income tax liability, net	—	57,949	—	—	57,949
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	1,667,418	592,098	471,280	(1,717,095)	1,013,701
Long-term liabilities:
Long-term debt, less current portion	889,000	—	626,037	—	1,515,037
Lease financing obligation	—	18,860	8,629	—	27,489
Deferred income tax liability, net	—	259,581	37,279	—	296,860
Deficit in subsidiaries	—	354,686	—	(354,686)	—
Other liabilities	—	36,530	5,297	—	41,827
Total long-term liabilities	889,000	669,657	677,242	(354,686)	1,881,213
Equity:
Equity - Western	1,119,708	2,857,041	425,880	(3,282,921)	1,119,708
Equity - Non-controlling interest	—	—	1,667,936	—	1,667,936
Total equity	1,119,708	2,857,041	2,093,816	(3,282,921)	2,787,644
Total liabilities and equity	$3,676,126	$4,118,796	$3,242,338	$(5,354,702)	$5,682,558

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$1,783,100	$1,305,172	$(769,542)	$2,318,730
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	1,488,688	1,022,164	(769,542)	1,741,310
Direct operating expenses (exclusive of depreciation and amortization)	—	109,969	105,342	—	215,311
Selling, general and administrative expenses	47	29,554	26,202	—	55,803
Loss (gain) on disposal of assets, net	—	381	(99)	—	282
Maintenance turnaround expense	—	105	—	—	105
Depreciation and amortization	—	25,823	24,103	—	49,926
Total operating costs and expenses	47	1,654,520	1,177,712	(769,542)	2,062,737
Operating income (loss)	(47)	128,580	127,460	—	255,993
Other income (expense):
Equity in earnings of subsidiaries	119,759	10,140	—	(129,899)	—
Interest income	—	97	66	—	163
Interest expense and other financing costs	(13,723)	(507)	(10,727)	—	(24,957)
Other, net	—	45	3,161	—	3,206
Income before income taxes	105,989	138,355	119,960	(129,899)	234,405
Provision for income taxes	—	(59,234)	(203)	—	(59,437)
Net income	105,989	79,121	119,757	(129,899)	174,968
Less net income attributable to non-controlling interest	—	—	68,979	—	68,979
Net income attributable to Western Refining, Inc.	$105,989	$79,121	$50,778	$(129,899)	$105,989
Comprehensive income attributable to Western Refining, Inc.	$105,989	$79,129	$50,778	$(129,899)	$105,997

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$2,690,043	$2,185,336	$(1,150,236)	$3,725,143
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	2,371,501	1,935,555	(1,146,319)	3,160,737
Direct operating expenses (exclusive of depreciation and amortization)	—	101,402	100,864	(3,917)	198,349
Selling, general and administrative expenses	46	27,145	31,541	—	58,732
Affiliate severance costs	—	—	9,399	—	9,399
Gain (loss) on disposal of assets, net	—	898	(12)	—	886
Maintenance turnaround expense	—	46,446	—	—	46,446
Depreciation and amortization	—	23,273	23,137	—	46,410
Total operating costs and expenses	46	2,570,665	2,100,484	(1,150,236)	3,520,959
Operating income (loss)	(46)	119,378	84,852	—	204,184
Other income (expense):
Equity in earnings of subsidiaries	105,802	13,296	—	(119,098)	—
Interest income	—	107	88	—	195
Interest expense and other financing costs	(20,202)	(2,262)	(6,493)	—	(28,957)
Loss on extinguishment of debt	(8)	—	—	—	(8)
Other, net	—	166	1,316	—	1,482
Income before income taxes	85,546	130,685	79,763	(119,098)	176,896
Provision for income taxes	—	(49,080)	(119)	—	(49,199)
Net income	85,546	81,605	79,644	(119,098)	127,697
Less net income attributable to non-controlling interest	—	—	42,151	—	42,151
Net income attributable to Western Refining, Inc.	$85,546	$81,605	$37,493	$(119,098)	$85,546
Comprehensive income attributable to Western Refining, Inc.	$85,546	$81,608	$37,524	$(119,098)	$85,580

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$12,172	$4,194	$116,381	$(27,769)	$104,978
Cash flows from investing activities:
Capital expenditures	—	(38,608)	(15,235)	648	(53,195)
Decrease in restricted cash	—	43,400	—	—	43,400
Contributions to affiliate	—	(42,841)	—	42,841	—
Proceeds from the sale of assets	—	1,093	179	(648)	624
Net cash provided by (used in) investing activities	—	(36,956)	(15,056)	42,841	(9,171)
Cash flows from financing activities:
Additions to long-term debt	—	—	300,000	—	300,000
Payments on long-term debt	(1,375)	—	—	—	(1,375)
Payments on revolving credit facility	—	—	(269,000)	—	(269,000)
Deferred financing costs	—	—	(6,551)	—	(6,551)
Distribution to affiliate	—	—	(27,769)	27,769	—
Repurchases of common stock	(25,000)	—	—	—	(25,000)
Distribution to non-controlling interest holders	—	—	(33,665)	—	(33,665)
Dividends paid	(28,638)	—	—	—	(28,638)
Contributions from affiliates	42,841	—	—	(42,841)	—
Excess tax benefit from stock-based compensation	—	337	—	—	337
Net cash provided by (used in) financing activities	(12,172)	337	(36,985)	(15,072)	(63,892)
Net increase (decrease) in cash and cash equivalents	—	(32,425)	64,340	—	31,915
Cash and cash equivalents at beginning of year	21	288,986	142,152	—	431,159
Cash and cash equivalents at end of year	$21	$256,561	$206,492	$—	$463,074

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(6,681)	$(11,253)	$103,746	$(21,780)	$64,032
Cash flows from investing activities:
Capital expenditures	—	(35,038)	(15,560)	—	(50,598)
Proceeds from the sale of assets	—	4	145	—	149
Contributions to affiliate	—	(32,132)	—	32,132	—
Net cash provided by (used in) investing activities	—	(67,166)	(15,415)	32,132	(50,449)
Cash flows from financing activities:
Payments on long-term debt	(1,627)	—	(53)	—	(1,680)
Distribution to affiliate	—	—	(21,780)	21,780	—
Distribution to non-controlling interest holders	—	—	(27,072)	—	(27,072)
Dividends paid	(20,730)	—	—	—	(20,730)
Convertible debt redemption	(788)	—	—	—	(788)
Contributions from affiliates	29,826	—	2,306	(32,132)	—
Excess tax benefit from stock-based compensation	—	254	—	—	254
Net cash provided by (used in) financing activities	6,681	254	(46,599)	(10,352)	(50,016)
Net increase (decrease) in cash and cash equivalents	—	(78,165)	41,732	—	(36,433)
Cash and cash equivalents at beginning of year	21	296,905	171,144	—	468,070
Cash and cash equivalents at end of year	$21	$218,740	$212,876	$—	$431,637

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K") and elsewhere in this report. You should read "Risk Factors" and "Forward-Looking Statements" in this report. In this Item 2, all references to "Western Refining," "the Company," "Western," "we," "us," and "our" refer to Western Refining, Inc. and its consolidated subsidiaries including Northern Tier Energy LP ("NTI") and Western Refining Logistics, LP ("WNRL"), unless the context otherwise requires or where otherwise indicated.
Company Overview
We are an independent crude oil refiner and marketer of refined products incorporated in September 2005 under Delaware law with principal offices located in El Paso, Texas. Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol “WNR.” We own certain operating assets directly; the controlling general partner interest and a 38.4% limited partner interest in NTI and the controlling general partner interest, Incentive Distribution Rights ("IDRs") and a 66.1% limited partner interest in WNRL. NTI and WNRL common partnership units trade on the NYSE under the symbols "NTI" and "WNRL," respectively.
We produce refined products at our refineries in El Paso, Texas (131,000 barrels per day, or bpd), near Gallup, New Mexico (25,000 bpd) and NTI's refinery in St. Paul Park, Minnesota (97,800 bpd). We sell refined products primarily in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico, through bulk distribution terminals and wholesale marketing networks and we sell refined products through two retail networks with a total of 521 company-owned and franchised retail sites in the U.S.
NTI owns and operates a refinery in St. Paul Park, Minnesota and has a retail-marketing network of 260 convenience stores. NTI directly operates 165 of these stores and supports 95 stores through franchise agreements. NTI's primary areas of operation include Minnesota and Wisconsin.
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
We changed our reportable segments during the fourth quarter of 2014 due to changes in our organization. Our operations include four business segments: refining, NTI, WNRL and retail. See Note 3, Segment Information, for further discussion of our business segments.
A description of our four reportable business segments follows:

•
Refining. Our refining segment owns and operates two refineries in the Southwest that process crude oil and other feedstocks primarily into gasoline, diesel fuel, jet fuel and asphalt. We market refined products to a diverse customer base including wholesale distributors and retail chains. The refining segment also sells refined products in the Mid-Atlantic region and Mexico.

•	NTI. NTI owns and operates refining and transportation assets and operates and supports retail convenience stores primarily in Minnesota and Wisconsin.

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

•
Retail. Our retail segment operates retail convenience stores and unmanned commercial fleet fueling ("cardlock") locations located in the Southwest. The retail convenience stores sell gasoline, diesel fuel and convenience store merchandise.

Major Influences on Results of Operations
Summary of First Quarter 2015

•	We averaged total throughput of 139,302 bpd at the El Paso refinery for the three months ended March 31, 2015, a 27.6% increase from the three months ended March 31, 2014.

•	We averaged total throughput of 27,997 bpd at the Gallup refinery for the three months ended March 31, 2015, a 1.2% decrease from the three months ended March 31, 2014.

•	NTI averaged total throughput of 94,108 bpd at the St. Paul Park refinery for the three months ended March 31, 2015, a 1.6% increase from the three months ended March 31, 2014.

•	We purchased 740,859 shares under our share repurchase programs at an average price of $33.74 per share.

•	We declared and paid dividends of $0.30 per common share for an aggregate payment of $28.6 million.

•	We added 31 retail locations in southern Arizona.

•	NTI declared a quarterly cash distribution of $0.49 per unit.

•	WNRL issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023.

•	WNRL declared and paid a quarterly cash distribution of $0.3325 per unit.
2015 Operating and Financial Highlights
Net income attributable to Western was $106.0 million, or $1.11 per diluted share for the three months ended March 31, 2015, compared to $85.5 million, or $0.88 per diluted share for the three months ended March 31, 2014.
Our operating income increased $51.8 million from March 31, 2014, to March 31, 2015, as shown by segment in the following table:

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands)
Refining	$146,724	$139,007	$7,717
NTI	107,987	67,330	40,657
WNRL	19,473	16,761	2,712
Retail	(441)	(830)	389
Corporate	(17,750)	(18,084)	334
Total operating income	$255,993	$204,184	$51,809
The WNRL financial and operational data presented include the historical results of all assets acquired from Western in the Wholesale Acquisition. This acquisition from Western was a transfer of assets between entities under common control. The financial information for the affected reporting segments has been retrospectively adjusted to include or exclude the historical results of the transferred WRW assets for periods prior to the effective date of the transaction. See Note 3, Segment Information, for further discussion of these retrospective adjustments.
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
Key factors affecting petroleum based commodity values include: supply and demand for crude oil, gasoline and other refined products; changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; crude oil and refined petroleum product production levels; logistics constraints; availability of imports; marketing of competitive fuels; price differentials between heavy and sour crude oils and light sweet crude oils and government regulation.
We engage in hedging activity primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product and blendstock inventories.
Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenues or cost of products sold. In addition to the crude oil that we purchase to supply our refinery production, we also purchase crude oil quantities that are transported to different locations and sold to third parties. We record these sales on a gross basis with the sales price recorded as revenues and the related costs within cost of products sold. Consolidated cost of products sold for the three months ended March 31, 2015, includes $2.5 million of realized and non-cash unrealized net losses from our economic hedging activities including refining segment losses of $3.7 million offset by gains of $1.2 million from NTI activity. The non-cash unrealized net losses included in this total for the three months ended March 31, 2015, were $20.1 million, including $21.2 million related to refining segment losses offset by $1.1 million in NTI gains.
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year.
Safety, reliability and the environmental performance of our refineries’ operations are critical components of our financial performance. Unplanned downtime of our refineries generally results in lost refinery gross margin, increased maintenance costs and a temporary increase in our working capital investment. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or a major maintenance project, through our planning process that considers product availability, the margin environment and the availability of resources to perform the required maintenance. We occasionally experience unplanned downtime due to circumstances outside of our control. Certain of these outages lead to losses that qualify for reimbursement under our business interruption insurance and we record such reimbursements as revenues when received.
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
NTI. NTI's gross margins, results of operations and cash flows are primarily affected by the following:

•	Fluctuations in petroleum based commodity values such as refined product prices and the cost of crude oil and other feedstocks resulting from changes in supply and demand;

•	product yield volumes are less than total refinery throughput volume, resulting in yield loss and lower refinery gross margin;

•	adjustments to reflect the lower of cost or market value of crude oil, finished product and retail last-in, first-out ("LIFO") inventory values;

•	fluctuations in its direct operating expenses, especially related to the cost of natural gas and the cost of electricity;

•	planned maintenance turnarounds, generally significant in both downtime and cost, are expensed as incurred;

•	seasonal fluctuations in demand for refined products; and

•	unplanned refinery downtime generally leads to increased maintenance costs and a temporary increase in working capital investment.
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
Retail. Earnings and cash flows from our retail business are primarily affected by the sales volumes and margins of gasoline and diesel fuel and by the sales and margins of merchandise sold at our retail stores. Margins for gasoline and diesel fuel sales are equal to the sales price less the delivered cost of the fuel and motor fuel taxes and are measured on a cpg basis. Fuel margins are impacted by competition and local and regional supply and demand. Margins for retail merchandise sold are equal to retail merchandise sales less the delivered cost of the merchandise, net of supplier discounts and inventory shrinkage and are measured as a percentage of merchandise sales. Merchandise sales are impacted by convenience or location, branding and competition. Our retail sales reflect seasonal trends such that operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year primarily driven by lower volumes of fuel being sold. Earnings and cash flows from our cardlock business are primarily affected by the sales volumes and margins of gasoline and diesel fuel sold. These margins are equal to the sales price, net of discounts less the delivered cost of the fuel and motor fuel taxes and are measured on a cpg basis. Factors that influence margins include local supply, demand and competition.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.
Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will either have no significant impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations and cash flows when implemented. For further discussion on the impact of recent accounting pronouncements, see Note 2, Basis of Presentation and Significant Accounting Policies.

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three months ended March 31, 2015 and 2014, respectively. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.
Consolidated
Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$2,318,730	$3,725,143	$(1,406,413)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,741,310	3,160,737	(1,419,427)
Direct operating expenses (exclusive of depreciation and amortization) (1)	215,311	198,349	16,962
Selling, general and administrative expenses	55,803	58,732	(2,929)
Affiliate severance costs	—	9,399	(9,399)
Loss on disposal of assets, net	282	886	(604)
Maintenance turnaround expense	105	46,446	(46,341)
Depreciation and amortization	49,926	46,410	3,516
Total operating costs and expenses	2,062,737	3,520,959	(1,458,222)
Operating income	255,993	204,184	51,809
Other income (expense):
Interest income	163	195	(32)
Interest expense and other financing costs	(24,957)	(28,957)	4,000
Loss on extinguishment of debt	—	(8)	8
Other, net	3,206	1,482	1,724
Income before income taxes	234,405	176,896	57,509
Provision for income taxes	(59,437)	(49,199)	(10,238)
Net income	174,968	127,697	47,271
Less net income attributable to non-controlling interests (2)	68,979	42,151	26,828
Net income attributable to Western Refining, Inc.	$105,989	$85,546	$20,443

Basic earnings per share	$1.11	$1.07	$0.04
Diluted earnings per share	$1.11	$0.88	$0.23
Dividends declared per common share	$0.30	$0.26	$0.04
Weighted average basic shares outstanding	95,567	79,729	15,838
Weighted average dilutive shares outstanding	95,682	102,522	(6,840)

(1)
Excludes $736.5 million and $1,058.2 million of intercompany sales; $736.5 million and $1,054.3 million of intercompany cost of products sold; and $3.9 million of intercompany direct operating expenses for the three months ended March 31, 2014.

(2)
Net income attributable to non-controlling interests for the three months ended March 31, 2015, consisted of income from NTI and WNRL in the amount of $63.8 million and $5.2 million, respectively. Net income attributable to non-controlling interests for the three months ended March 31, 2014, consisted of income from NTI and WNRL in the amount of $38.4 million and $3.8 million, respectively.

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands)
Economic Hedging Activities Recognized within Cost of Products Sold
Realized hedging gain, net	$17,553	$15,744	$1,809
Unrealized hedging gain (loss), net	(20,057)	73,972	(94,029)
Total hedging gain (loss), net	$(2,504)	$89,716	$(92,220)

Cash Flow Data
Net cash provided by (used in):
Operating activities	$104,978	$64,032	$40,946
Investing activities	(9,171)	(50,449)	41,278
Financing activities	(63,892)	(50,016)	(13,876)
Capital expenditures	53,195	50,598	2,597
Gross Margin. Gross margin is calculated as net sales less cost of products sold (exclusive of depreciation and amortization). Our consolidated gross margin increased by 2.3% from the three months ended March 31, 2014, to the three months ended March 31, 2015. This increase was primarily due to refining margins and economic hedging activities. We discuss refining margins and economic hedging activities under our refining and NTI segments.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to an increase of $8.6 million, $3.9 million, $2.6 million and $2.0 million in our refining, retail, NTI and WNRL segments, respectively.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses resulted from a decrease of $6.8 million in our NTI segment, partially offset by an increase of $2.4 million, $0.7 million and $0.7 million in our refining, WNRL and retail segments, respectively.
Affiliate Severance Costs. The severance costs incurred during the three months ended March 31, 2014, relate to severance payments resulting from Western's acquisition of NTI's general partner.
Maintenance Turnaround Expense. We reported minimal turnaround expenses during the three months ended March 31, 2015. During the three months ended March 31, 2014, we reported turnaround expenses in connection with the 2014 turnaround of the south side units of the El Paso refinery.
Depreciation and Amortization. The increase between periods is primarily due to additional depreciation at our El Paso refinery primarily resulting from assets capitalized, during the first quarter of 2014, in El Paso and additional depreciation associated with our logistics assets related to the ongoing expansion of our Delaware Basin logistics system.
Interest Expense and Other Financing Costs. The decrease in interest expense from prior periods was attributable to the retirement of the Senior Convertible Notes during the second quarter of 2014. During the current quarter, WNRL issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes") and used most of the proceeds to repay $269.0 million of direct borrowings under the WNRL Revolving Credit Facility.

Results by Segment
The following tables set forth our historical financial data by segment for the periods presented. During the fourth quarter of 2014, we changed our reportable segments due to changes in our organization. Our operations are organized into four operating segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes and our types of customers. These segments are refining, NTI, WNRL and retail. See Note 3, Segment Information, in the notes to the condensed consolidated financial statements included in this quarterly report for more information. The historical financial data was retrospectively adjusted for the periods presented to conform to the current presentation.

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands)
Gross Margin by Segment (excluding intersegment transactions)
Refining	$255,985	$281,434	$(25,449)
NTI	217,313	189,926	27,387
WNRL	65,695	59,793	5,902
Retail	38,427	33,159	5,268
Other	—	94	(94)
Consolidated gross margin	$577,420	$564,406	$13,014
Direct Operating Expenses by Segment (excluding intersegment transactions)
Refining	$77,532	$68,899	$8,633
NTI	69,705	67,119	2,586
WNRL	35,637	33,683	1,954
Retail	32,354	28,455	3,899
Other	83	193	(110)
Consolidated direct operating expenses	$215,311	$198,349	$16,962
Depreciation and Amortization by Segment
Refining	$21,638	$19,468	$2,170
NTI	19,365	18,985	380
WNRL	4,738	4,152	586
Retail	3,286	2,935	351
Other	899	870	29
Consolidated depreciation and amortization	$49,926	$46,410	$3,516
See additional analysis under discussions of our refining, NTI, WNRL and retail segments.

Adjusted EBITDA
Adjusted EBITDA represents earnings before interest expense and other financing costs, provision for income taxes, depreciation, amortization, maintenance turnaround expense and certain other non-cash income and expense items. However, Adjusted EBITDA is not a recognized measurement under United States GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, the accounting effects of significant turnaround activities (that many of our competitors capitalize and thereby exclude from their measures of EBITDA) and certain non-cash charges that are items that may vary for different companies for reasons unrelated to overall operating performance.
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
Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$105,989	$85,546	$20,443
Net income attributable to non-controlling interests	68,979	42,151	26,828
Interest expense and other financing costs	24,957	28,957	(4,000)
Provision for income taxes	59,437	49,199	10,238
Loss on disposal of assets, net	282	886	(604)
Depreciation and amortization	49,926	46,410	3,516
Maintenance turnaround expense	105	46,446	(46,341)
Loss on extinguishment of debt	—	8	(8)
Net change in lower of cost or market inventory reserve	(15,722)	—	(15,722)
Unrealized loss (gain) on commodity hedging transactions	20,057	(73,972)	94,029
Adjusted EBITDA	$314,010	$225,631	$88,379

Refining Segment
Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands, except per barrel data)
Statement of Operations Data:
Net sales (including intersegment sales) (1)	$1,491,441	$2,325,814	$(834,373)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	1,235,456	2,040,525	(805,069)
Direct operating expenses (exclusive of depreciation and amortization)	77,532	72,754	4,778
Selling, general and administrative expenses	9,569	7,130	2,439
Loss on disposal of assets, net	417	484	(67)
Maintenance turnaround expense	105	46,446	(46,341)
Depreciation and amortization	21,638	19,468	2,170
Total operating costs and expenses	1,344,717	2,186,807	(842,090)
Operating income	$146,724	$139,007	$7,717
Key Operating Statistics
Total sales volume (bpd) (1) (3)	233,474	200,750	32,724
Total production (bpd)	164,837	135,000	29,837
Total throughput (bpd)	167,299	137,486	29,813
Per barrel of throughput:
Refinery gross margin (2) (4)	$16.83	$22.79	$(5.96)
Direct operating expenses (5)	5.15	5.88	(0.73)
Mid-Atlantic sales volume (bbls)	1,940	2,382	(442)
Mid-Atlantic margin per barrel	$1.32	$1.38	$(0.06)
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
El Paso and Gallup Refineries

	Three Months Ended
	March 31,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	89,197	66,918	22,279
Diesel and jet fuel	65,109	56,102	9,007
Residuum	4,938	4,349	589
Other	5,593	7,631	(2,038)
Total production (bpd)	164,837	135,000	29,837
Throughput (bpd):
Sweet crude oil	131,182	113,443	17,739
Sour crude oil	23,237	19,106	4,131
Other feedstocks and blendstocks	12,880	4,937	7,943
Total throughput (bpd)	167,299	137,486	29,813

El Paso Refinery

	Three Months Ended
	March 31,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	71,692	49,365	22,327
Diesel and jet fuel	56,726	47,666	9,060
Residuum	4,938	4,349	589
Other	3,980	5,820	(1,840)
Total production (bpd)	137,336	107,200	30,136
Throughput (bpd):
Sweet crude oil	106,359	87,863	18,496
Sour crude oil	23,237	19,106	4,131
Other feedstocks and blendstocks	9,706	2,171	7,535
Total throughput (bpd)	139,302	109,140	30,162
Total sales volume (bpd) (3)	151,812	127,496	24,316
Per barrel of throughput:
Refinery gross margin (2) (4)	$17.47	$15.78	$1.69
Direct operating expenses (5)	4.08	4.89	(0.81)

Gallup Refinery

	Three Months Ended
	March 31,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	17,505	17,553	(48)
Diesel and jet fuel	8,383	8,436	(53)
Other	1,613	1,811	(198)
Total production (bpd)	27,501	27,800	(299)
Throughput (bpd):
Sweet crude oil	24,823	25,580	(757)
Other feedstocks and blendstocks	3,174	2,766	408
Total throughput (bpd)	27,997	28,346	(349)
Total sales volume (bpd) (3)	32,884	33,198	(314)
Per barrel of throughput:
Refinery gross margin (2) (4)	$14.04	$13.56	$0.48
Direct operating expenses (5)	8.06	8.44	(0.38)

(1)
Refining net sales for the three months ended March 31, 2015 and 2014, includes $215.5 million and $354.4 million, respectively, representing a period average of 48,778 bpd and 40,056 bpd, respectively, in crude oil sales to third parties.

(2)
Cost of products sold for the refining segment includes the segment's net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands)
Realized hedging gain, net	$17,455	$16,484	$971
Unrealized hedging gain (loss), net	(21,182)	74,138	(95,320)
Total hedging gain (loss), net	$(3,727)	$90,622	$(94,349)

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 9.1% and 13.1% of our total consolidated sales volumes for the three months ended March 31, 2015 and 2014, respectively. The majority of the purchased refined products are distributed through our refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

(4)Refinery gross margin for the respective periods presented is a per barrel measurement calculated by subtracting cost of products sold from net sales and dividing that difference by our refineries’ total throughput volumes. Net realized and net non-cash unrealized economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Refinery gross margin is a non-GAAP performance measure that we believe is useful for evaluating our refinery performance as a general indication of the excess of the refined product sales amount over the related cost of products sold. Our calculation of refinery gross margin excludes the sales and costs related to our Mid-Atlantic business that we report within the refining segment. The following table reconciles the sales and cost of sales used to calculate refinery gross margin with the total sales and cost of sales reported in the refining statement of operations data above:

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands)
Refinery net sales (including intersegment sales)	$1,355,519	$2,041,199	$(685,680)
Mid-Atlantic sales	135,922	284,615	(148,693)
Net sales (including intersegment sales)	$1,491,441	$2,325,814	$(834,373)

Refinery cost of products sold (exclusive of depreciation and amortization)	$1,102,094	$1,759,198	$(657,104)
Mid-Atlantic cost of products sold	133,362	281,327	(147,965)
Cost of products sold (exclusive of depreciation and amortization)	$1,235,456	$2,040,525	$(805,069)

Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. The following table reconciles combined gross profit for our refineries to combined gross margin for our refineries for the periods presented:

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands, except per barrel data)
Refinery net sales (including intersegment sales)	$1,355,519	$2,041,199	$(685,680)
Refinery cost of products sold (exclusive of depreciation and amortization)	1,102,094	1,759,198	(657,104)
Depreciation and amortization	21,638	19,468	2,170
Gross profit	231,787	262,533	(30,746)
Plus depreciation and amortization	21,638	19,468	2,170
Refinery gross margin	$253,425	$282,001	$(28,576)
Refinery gross margin per throughput barrel	$16.83	$22.79	$(5.96)
Gross profit per throughput barrel	$15.39	$21.22	$(5.83)

(5)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Gross Margin. Refinery gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Excluding the impact of hedging activities, refinery gross margin per throughput barrel increased in a manner consistent with the increase in industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread rose to $17.84 in the first quarter of 2015 from $16.60 in the first quarter of 2014. Our crude oil purchases are based on pricing tied to WTI that in recent quarters has traded at a significant discount to Brent crude oil. During the first quarter of 2015, this differential decreased to an average of $5.44 per barrel from an average of $9.52 per barrel for the first quarter of 2014. During 2014 and through the first three months of 2015, our refining margins reflected the positive impact of the WTI Midland/Cushing discount. During the first quarter of 2015, our El Paso refinery averaged a WTI Midland/Cushing discount of $1.92 per barrel compared to $3.56 for the first quarter of 2014.
Historical refining margin data is presented below. Net realized and net non-cash unrealized economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries.
Refinery gross margin was also affected by first quarter 2015 net realized and unrealized economic hedging losses of $3.7 million compared to net realized and unrealized economic hedging gains of $90.6 million during the first quarter of 2014.

We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on a portion of our future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin.
Other impacts to margin include the net cost of Renewable Identification Numbers ("RIN"), which was $6.2 million for the three months ended March 31, 2015, compared to $10.0 million for the three months ended March 31, 2014. Total refinery throughput increased by 2.7 million barrels quarter over quarter. Our refined product sales volume increased to 21.0 million barrels during the first quarter of 2015 from 14.5 million barrels during the first quarter of 2014. The increase in refinery throughput and refined product sales volume was primarily due to a turnaround for the south side units of the El Paso refinery during the first quarter of 2014, with no similar activity in 2015.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter primarily due to higher maintenance and employee expense of $2.2 million and $1.7 million, respectively.
Maintenance Turnaround Expense. During the three months ended March 31, 2014, we reported turnaround expenses in connection with a turnaround for the south side units of the El Paso refinery.
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation at our El Paso refinery primarily resulting from assets capitalized during the first quarter of 2014 in El Paso.

NTI
The following table sets forth the summary operating results for NTI.

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands, except per barrel data)
Statement of Operations Data:
Net sales	$697,776	$1,257,378	$(559,602)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	480,463	1,067,390	(586,927)
Direct operating expenses (exclusive of depreciation and amortization)	69,705	67,181	2,524
Selling, general and administrative expenses	20,271	27,105	(6,834)
Affiliate severance costs	—	9,399	(9,399)
Gain on disposal of assets, net	(15)	(12)	(3)
Depreciation and amortization	19,365	18,985	380
Total operating costs and expenses	589,789	1,190,048	(600,259)
Operating income	$107,987	$67,330	$40,657
Key Operating Statistics
Total sales volume (bpd)	98,481	89,162	9,319
Total refinery production (bpd)	94,312	92,932	1,380
Total refinery throughput (bpd) (2)	94,108	92,628	1,480
Per barrel of throughput:
Refinery gross margin (1) (3)	$20.77	$18.07	$2.70
Direct operating expenses (4)	4.59	4.49	0.10

Retail fuel gallons sold (in thousands)	71,861	73,039	(1,178)
Retail fuel margin per gallon (5)	$0.21	$0.19	$0.02
Merchandise sales	82,614	78,548	4,066
Merchandise margin (6)	25.9%	25.9%	—%
Company-operated retail outlets at period end	165	164	1
Franchised retail outlets at period end	95	79	16

(1)
Cost of products sold for NTI includes the net realized and net non-cash unrealized hedging activity shown in the table below. Hedging gains and losses are also included in the combined gross profit and refinery gross margin.

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands)
Realized hedging gain (loss), net	$98	$(739)	$837
Unrealized hedging gain (loss), net	1,125	(167)	1,292
Total hedging gain (loss), net	$1,223	$(906)	$2,129

(2)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by the refinery's total throughput volumes for the respective periods presented. Refinery net sales include $21.8 million and $254.7 million related to crude oil sales during the first quarter of 2015 and 2014, respectively. Refinery gross margin is a non-GAAP performance measure that we believe is useful in evaluating refinery performance as a general indication of the excess of the refined product sales amount over the related cost of products sold. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled to corresponding amounts included in the statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. Cost of products sold for the first quarter of 2015 includes a non-cash adjustment of $10.8 million in order to state the inventories value at market prices which were lower than cost.
The following table reconciles gross profit to gross margin for the St. Paul Park refinery for the periods presented:

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands, except per barrel data)
Net refinery sales (including intersegment sales)	$689,530	$1,243,595	$(554,065)
Refinery cost of products sold (exclusive of depreciation and amortization)	513,746	1,092,931	(579,185)
Refinery depreciation and amortization	17,113	17,090	23
Gross profit	158,671	133,574	25,097
Plus depreciation and amortization	17,113	17,090	23
Refinery gross margin	$175,784	$150,664	$25,120
Refinery gross margin per refinery throughput barrel	$20.77	$18.07	$2.70
Gross profit per refinery throughput barrel	$18.73	$16.02	$2.71

(4)
NTI's direct operating expenses per throughput barrel is calculated by dividing refining direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

(5)
Retail fuel margin per gallon is a measurement calculated by dividing the difference between retail fuel sales and retail fuel cost of products sold by the number of gallons sold. Retail fuel margin per gallon is a measure frequently used in the retail industry to measure operating results related to fuel sales.

(6)
Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the retail industry to measure operating results related to merchandise sales.

Gross Margin. Refinery gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). NTI gross margin increased primarily due to increased gross margin per barrel of throughput of 14.9% and increased sales volumes of 10.5% during 2015. Gross margin for the three months ended March 31, 2015, includes a non-cash adjustment of $10.8 million to state NTI's LIFO inventory at market prices, which were lower than LIFO cost.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter due to an increase in higher personnel costs and contractor costs, partially offset by lower natural gas costs during the three months ended March 31, 2015.
Selling, General and Administrative Expenses. This decrease relates primarily to lower equity-based compensation expense and variable compensation expense along with reductions in legal and accounting professional fees.
Affiliate Severance Costs. The severance costs incurred during the three months ended March 31, 2014, relate to severance payments resulting from Western's acquisition of NTI's general partner.
Depreciation and Amortization. Depreciation and amortization increased due primarily to increased refining assets placed in service since March 31, 2014, the most significant of which was NTI's waste water treatment plant.

WNRL
The WNRL financial and operational data presented includes the historical results of all assets acquired from Western in the Wholesale Acquisition. This acquisition from Western was a transfer of assets between entities under common control. We have retrospectively adjusted historical financial and operational data of WNRL, for all periods presented, to reflect the purchase and consolidation of WRW into WNRL.
Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands)
Statement of Operations Data:
Net sales	$607,396	$864,610	$(257,214)
Operating costs and expenses:
Cost of products sold	541,701	804,817	(263,116)
Direct operating expenses	35,637	33,683	1,954
Selling, general and administrative expenses	5,931	5,197	734
Gain on disposal of assets, net	(84)	—	(84)
Depreciation and amortization	4,738	4,152	586
Total operating costs and expenses	587,923	847,849	(259,926)
Operating income	$19,473	$16,761	$2,712

	Three Months Ended
	March 31,
	2015	2014	Change
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	36,512	15,343	21,169
Four Corners system (1)	45,841	41,015	4,826
Gathering (truck offloading):
Permian/Delaware Basin system	22,605	22,164	441
Four Corners system	10,662	11,400	(738)
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	391,318	340,588	50,730
Wholesale:
Fuel gallons sold (in thousands)	303,431	267,814	35,617
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	75,263	61,594	13,669
Fuel margin per gallon (2)	$0.027	$0.023	$0.004
Lubricant gallons sold (in thousands)	2,957	3,024	(67)
Lubricant margin per gallon (3)	$0.66	$0.75	$(0.09)
Crude oil trucking volume (bpd)	43,050	26,969	16,081
Average crude oil revenue per barrel	$2.76	$3.10	$(0.34)

(1)
Some crude oil movements to Western's Gallup refinery are transported on more than one of WNRL's mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline.

(2)
Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales, net of transportation charges, and cost of fuel sales for WNRL's wholesale business by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(3)
Lubricant margin per gallon is a measurement calculated by dividing the difference between lubricant sales, net of transportation charges, and lubricant cost of products sold by number of gallons sold. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). WNRL's gross margin increased by 9.9% primarily due to truck freight revenue from increased crude oil gathering activity in the Permian Basin area.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter due to an increase in employee expenses due to increased headcount primarily to staff the additions to our truck fleet of $1.7 million, increased energy expense specifically due to chemical additives used in the pipeline transportation process of $0.4 million and maintenance expenses of $0.4 million that was primarily due to differences in the timing of the scheduled maintenance during the first quarter of 2015 versus the first quarter of 2014, partially offset by decreased materials and supplies expense due to the decrease in fuel expense for our transportation department of $0.8 million.
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
Depreciation and Amortization. Depreciation and amortization increased due to the expansion of WNRL's Delaware Basin logistics system and the addition of crude oil tanker trailers during 2014.

Retail Segment
Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$258,602	$335,284	$(76,682)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	220,175	302,125	(81,950)
Direct operating expenses (exclusive of depreciation and amortization)	32,354	28,455	3,899
Selling, general and administrative expenses	3,264	2,599	665
Gain on disposal of assets, net	(36)	—	(36)
Depreciation and amortization	3,286	2,935	351
Total operating costs and expenses	259,043	336,114	(77,071)
Operating loss	$(441)	$(830)	$389
Key Operating Statistics
Retail fuel gallons sold	83,824	73,387	10,437
Average retail fuel sales price per gallon (net of excise taxes)	$1.82	$2.95	$(1.13)
Average retail fuel cost per gallon (net of excise taxes)	1.68	2.81	(1.13)
Fuel margin per gallon (1)	0.14	0.14	—
Merchandise sales	$70,887	$60,470	$10,417
Merchandise margin (2)	29.4%	28.9%	0.5%
Operating retail outlets at period end	261	229	32
Cardlock gallons sold	16,120	16,885	(765)
Cardlock margin per gallon	$0.186	$0.160	$0.026
Operating cardlocks at period end	50	52	(2)

The following table reconciles retail fuel sales and cost of retail fuel sales to net sales and cost of products sold:

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands, except per gallon data)
Net Sales
Retail fuel sales (net of excise taxes)	$152,545	$216,288	$(63,743)
Merchandise sales	70,887	60,470	10,417
Cardlock sales	31,994	55,707	(23,713)
Other sales	3,176	2,819	357
Net sales	$258,602	$335,284	$(76,682)
Cost of Products Sold
Retail fuel cost of products sold (net of excise taxes)	$141,122	$206,114	$(64,992)
Merchandise cost of products sold	50,065	42,976	7,089
Cardlock cost of products sold	28,932	52,942	(24,010)
Other cost of products sold	56	93	(37)
Cost of products sold	$220,175	$302,125	$(81,950)
Retail fuel margin per gallon (1)	$0.14	$0.14	$—

(1)
Retail fuel margin per gallon is a measurement calculated by dividing the difference between retail fuel sales and cost of retail fuel sales by the number of gallons sold. Retail fuel margin per gallon is a measure frequently used in the convenience store industry to measure operating results related to retail fuel sales.

(2)
Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the convenience store industry to measure operating results related to merchandise sales.

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The increase in retail gross margin quarter over quarter was primarily the result of increased fuel margins coupled with higher fuel sales volumes and increased merchandise gross margin. The effect of the 31 new retail outlets added during the first quarter of 2015 and two retail outlets added in the third and fourth quarters of 2014 was an increase in retail gross margin of $3.7 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses quarter over quarter was primarily due to the addition of the new outlets which generated an additional $4.0 million in current quarter's expenses.
Selling, general and administrative expenses. The increase in selling, general and administrative expenses quarter over quarter was primarily due to increased cardlock employee expenses ($0.7 million) partially offset by decreased cardlock bad debt expense ($0.1 million).
Depreciation and Amortization. The increase in depreciation and amortization expense quarter over quarter was primarily due to the addition of the new outlets that generated an additional $0.3 million in current quarter's expenses.

Outlook
Our refining margins, excluding hedging activities, were stronger in the first quarter of 2015 compared to the first quarter of 2014. The Gulf Coast benchmark 3:2:1 crack spread improved from an average of $16.60 for the three months ended March 31, 2014, to an average of $17.84 for the three months ended March 31, 2015. Western's and NTI's refining margins in recent years have benefited from the price relationship between WTI crude oil and Brent crude oil. Western and NTI both base their crude oil purchases on pricing tied to WTI. During the first quarter of 2015, the discount of WTI crude oil to Brent crude oil averaged $5.44 per barrel for the quarter compared to an average of $9.52 per barrel for the first quarter of 2014. However, the WTI/Brent discount has been volatile recently due to continued growth of inland crude oil production and new crude oil pipeline capacity additions in the Permian Basin and in Cushing, Oklahoma. The Gulf Coast benchmark 3:2:1 crack spread and the WTI/Brent discount for April of 2015 averaged $21.63 and $5.32 per barrel, respectively. Additionally, the WTI Midland/Cushing discount of $1.92 per barrel for the first quarter of 2015 benefited our El Paso refining margins in the quarter, although it was much lower than the $3.56 Midland/Cushing discount that we realized in the first quarter of 2014. This differential has continued to narrow and has averaged around $0.58 thus far in the second quarter of 2015. NTI’s location also allows them direct access, via pipeline, to cost-advantaged crude oil from the Bakken Shale in North Dakota and other Canadian crude oils that may price at substantial discounts to WTI. Although crude oil differentials narrowed in the first quarter of 2015, our gasoline and asphalt margins improved in the current year quarter that contributed to the stronger refining margins. We expect continued volatility in crude oil pricing differentials and crack spreads given the significant recent drop in Brent and WTI crude oil prices.
During 2014 and the first three months of 2015, we experienced volatility in the pricing of ethanol RINs as refiners essentially achieved full utilization of ethanol in gasoline blends. We expect continued volatility as the industry strives to meet Renewable Fuel Standard obligations.

Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, cash on hand, availability under our revolving credit facilities and distributions attributable to us from NTI and WNRL. To a lesser extent, we also generate liquidity from the issuance of securities.
As of March 31, 2015, we had cash and cash equivalents of $463.1 million, including NTI cash of $118.3 million and WNRL cash of $88.2 million, and had no direct borrowings under the Western, NTI or WNRL revolving credit facilities. We had net availability under our revolving credit facilities of $358.4 million, $194.6 million and $299.3 million, respectively. We also held restricted cash of $123.6 million remaining from the proceeds generated by the sale of WRW. As a result, Western had $738.6 million in total liquidity as of March 31, 2015, defined as Western’s cash and cash equivalents plus restricted cash and net availability under Western's revolving credit facility.
From time to time, our board of directors has approved share repurchase programs authorizing us to repurchase specified dollar amounts of our outstanding common stock. Our board of directors approved our current $200 million share repurchase program in November of 2014 (the "November 2014 Program") that will expire at the earlier of the exhaustion of the authorized amount or November of 2015. We have repurchased 2.2 million shares of our common stock at a cost of $84.2 million under the November 2014 Program. As of March 31, 2015, we had $115.8 million remaining in authorized expenditures under the November 2014 Program.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase program may be modified or discontinued at any time by our board of directors.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014	Change
	(In thousands)
Net cash provided by operating activities	$104,978	$64,032	$40,946
Net cash used in investing activities	(9,171)	(50,449)	41,278
Net cash used in financing activities	(63,892)	(50,016)	(13,876)
Net increase (decrease) in cash and cash equivalents	$31,915	$(36,433)	$68,348
The increase in net cash from operating activities period over period was primarily the result of the increase in net income and the results of our commodity hedging activity as discussed above, offset by changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014.
Cash flows from operating activities for the three months ended March 31, 2015, combined with $300.0 million from the issuance of long-term debt were primarily used for the following investing and financing activities:
•Repayment of revolving credit facility debt ($269.0 million);
•Fund capital expenditures ($53.2 million) including the use of $43.4 million of restricted cash;
•Payment of distributions to non-controlling interest holders ($33.7 million);
•Payment of cash dividends ($28.6 million);
•Purchase of treasury stock ($25.0 million); and
•Payment of deferred financing costs ($6.6 million).
Cash flows used in operating activities for the three months ended March 31, 2014, were primarily used for the following investing and financing activities:
•Fund capital expenditures ($50.6 million);
•Payments of distributions to non-controlling interest holders ($27.1 million); and
•Payment of cash dividends ($20.7 million).
Future Capital Expenditures
We expect to fund future capital expenditures primarily through cash from operations supplemented as needed by borrowings under our revolving credit facilities. The following table summarizes our 2015 forecasted spending allocation, updated as of May 1, 2015 for full year 2015, between sustaining, discretionary and regulatory projects for 2015:

	Western (1)	NTI	WNRL	Totals
	(In thousands)
Sustaining	$45,874	$26,500	$11,010	$83,384
Discretionary	162,129	35,000	31,769	228,898
Regulatory	42,152	8,500	1,387	52,039
Total	$250,155	$70,000	$44,166	$364,321

(1)
Western's capital expenditure forecast for the full year 2015 is $250.2 million, of which $230.3 million is for our refining segment, $16.5 million for our retail segment and $3.4 million for other general projects.

Our discretionary projects include crude oil logistics projects, such as the new 70 mile pipeline project in the Permian Basin of Southeast New Mexico that was completed in the first quarter of 2015, as well as improvements on existing pipeline in the San Juan Basin in Northwest New Mexico also completed in the first quarter of 2015. WNRL’s discretionary projects include improvement projects of the on-site refined product distribution terminals at the El Paso and Gallup refineries and further expansion of the Mason Station pipeline system.

Capital Structure
Our capital structure at March 31, 2015 and 2014 was as follows:

	March 31, 2015	March 31, 2014
	(In thousands)
Debt, including current maturities:
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan Credit Facility due 2020	543,125	548,625
6.25% Senior Unsecured Notes due 2021	350,000	350,000
5.75% Convertible Senior Unsecured Notes, due 2014, net of conversion feature of $3,309 for 2014	—	211,720
5.50% promissory note due 2015	—	260
Total Western obligations	893,125	1,110,605
NTI obligations:
Revolving Credit Facility due 2018	—	—
7.125% Senior Secured Notes due 2020	356,766	278,247
Total NTI obligations	356,766	278,247
WNRL obligations:
Revolving Credit Facility due 2018	—	—
7.5% Senior Notes due 2023	300,000	—
Total WNRL obligations	300,000	—
Long-term debt	1,549,891	1,388,852
Equity	2,879,158	2,658,916
Total capitalization	$4,429,049	$4,047,768
See Note 9, Long-Term Debt and Note 10, Equity, for further information.
Contractual Obligations and Commercial Commitments
In January of 2015, our retail segment entered into leases for 31 additional retail store locations under a master lease agreement. Total average annual commitments for these additional retail store leases are approximately $4.5 million for 20 years. We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2014 in our 2014 Form 10-K under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments.
Dividends
We anticipate paying future quarterly dividends, subject to the board of directors' approval and compliance with the restrictions in our outstanding financing agreements. The table below summarizes our 2015 cash dividend declarations, payments and scheduled payments through May 1, 2015:

	2015
	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	February 6	February 20	March 6	$0.30	$28,638
Second quarter (1)	April 21	May 5	May 20	0.34	—
Total					$28,638

(1)	The second quarter 2015 cash dividend of $0.34 per common share will result in an estimated aggregate payment of $32.5 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
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
At March 31, 2015, we held approximately 9.9 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $67.06 per barrel. At March 31, 2015, the excess of the current cost of our crude oil, refined products and other feedstocks and blendstocks inventories over aggregated LIFO costs was $142.0 million.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three months ended March 31, 2015 and 2014 and open commodity hedging positions as of March 31, 2015 and December 31, 2014:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Economic hedging results
Realized hedging gain, net	$17,553	$15,744
Unrealized hedging gain (loss), net	(20,057)	73,972
Total hedging gain (loss), net	$(2,504)	$89,716

	March 31, 2015	December 31, 2014
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil and refined product futures, net long (short) positions	3,685	(864)
Refined product crack spread swaps, net short positions	(11,703)	(8,781)
Total open barrels commodity hedging instruments, net short positions	(8,018)	(9,645)

Fair value of outstanding contracts, net
Other current assets	$74,613	$79,722
Other assets	39,414	56,533
Accrued liabilities	(2,373)	(4,889)
Other long-term liabilities	(1,746)	(1,400)
Fair value of outstanding contracts - unrealized gain, net	$109,908	$129,966
During the three months ended March 31, 2015 and 2014, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled "Risk Factors" in our 2014 Form 10-K under Part I, Item 1A. Risk Factors.
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
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase programs may be modified or discontinued at any time by our board of directors.

The following table presents shares repurchased, by month, during the first quarter of 2015:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value that may yet be purchased under the program (In thousands)
January 1 - January 31	740,859	$33.72	740,859	$115,778
February 1 - February 28	—	—	—	115,778
March 1 - March 31	—	—	—	115,778
	740,859	33.72	740,859
(1) Average price per share excludes commissions.
Our payment of dividends is limited under the terms of our Revolving Credit Agreement and our 2021 Notes, and depends, in part, on our ability to satisfy certain financial covenants.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibit Index***

Number	Exhibit Title

10.1†	Amended and Restated 2010 Incentive Plan of Western Refining, Inc. (incorporated by reference to Appendix A of the Company’s Proxy Statement, filed with the SEC on April 22, 2015).

10.2†
Termination of Employment Agreement, dated February 27, 2015, by and between Western Refining GP, LLC and Paul L. Foster (incorporated by reference to Exhibit 10.19.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2015).

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
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	May 6, 2015
Gary R. Dalke	(Principal Financial Officer)