Form 10-Q
period 2015-06-30
Western Refining, Inc.
filed 2015-08-06
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Registrant’s telephone number, including area code: (915) 534-1400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2015, there were 95,583,528 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact should be deemed forward-looking statements that represent management’s beliefs and assumptions based upon currently available information. These forward-looking statements relate to matters such as our industry, including the regulation of our industry, business strategy, future operations, our expectations for margins and crack spreads, the discount between West Texas Intermediate ("WTI") crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, volatility of crude oil prices, additions to pipeline capacity in the Permian Basin and at Cushing, Oklahoma, expected share repurchases and dividends, volatility in pricing of Renewable Identification Numbers ("RINs"), taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational and maintenance improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact upon our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this quarterly report on Form 10-Q. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•	changes in crack spreads;

•	changes in the spread between WTI crude oil and West Texas Sour crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil;

•	changes in the spread between WTI Cushing crude oil and WTI Midland crude oil;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	effects of and exposure to risks related to our commodity hedging strategies and transactions;

•	availability and costs of renewable fuels for blending and RINs to meet Renewable Fuel Standards ("RFS") obligations;

•	construction of new, or expansion of existing, product or crude oil pipelines, including in the Permian Basin, in the San Juan Basin and at Cushing, Oklahoma;

•	changes in the underlying demand for our refined products;

•	instability and volatility in the financial markets, including as a result of potential disruptions caused by economic uncertainties in Europe;

•	a potential economic recession in the United States and/or abroad;

•	adverse changes in the credit ratings assigned to our and our subsidiaries' debt instruments;

•	changes in the availability and cost of capital;

•	actions of customers and competitors;

•	successful integration and future performance of acquired assets, businesses or third-party product supply and processing relationships;

i

•	actions of third-party operators, processors and transporters;

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems upon our operations;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

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

Any one of these factors or a combination of these factors could materially affect our financial condition, results of operations or cash flows and could influence whether any forward-looking statements ultimately prove to be accurate. You are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance upon these forward-looking statements.
Although we believe the forward-looking statements we make in this report related to our plans, intentions and expectations are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved. These statements are based upon assumptions made by us based upon our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. The forward-looking statements included herein are made only as of the date of this report and we are not required to (and will not) update any information to reflect events or circumstances that may occur after the date of this report, except as required by applicable law.

ii

Part I
Financial Information

Item 1.	Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$543,936	$431,159
Accounts receivable, trade, net of a reserve for doubtful accounts of $574 and $484, respectively	590,162	467,527
Inventories	687,074	629,237
Prepaid expenses	110,445	88,415
Other current assets	152,565	152,125
Total current assets	2,084,182	1,768,463
Restricted cash	68,275	167,009
Equity method investment	97,976	96,080
Property, plant and equipment, net	2,209,784	2,153,189
Goodwill	1,289,443	1,289,443
Intangible assets, net	84,984	85,952
Other assets, net	118,905	122,422
Total assets	$5,953,549	$5,682,558
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$725,388	$681,803
Accrued liabilities	247,735	268,449
Deferred income tax liability, net	42,338	57,949
Current portion of long-term debt	5,500	5,500
Total current liabilities	1,020,961	1,013,701
Long-term liabilities:
Long-term debt, less current portion	1,542,740	1,515,037
Lease financing obligations	49,397	27,489
Deferred income tax liability, net	304,934	296,860
Other liabilities	37,931	41,827
Total long-term liabilities	1,935,002	1,881,213
Commitments and contingencies
Equity:
Western shareholders' equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 102,766,270 and 102,642,540 shares issued, respectively	1,028	1,026
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	490,742	487,748
Retained earnings	1,069,187	890,393
Accumulated other comprehensive loss, net of tax	(1,234)	(1,291)
Treasury stock, 7,182,742 and 6,441,883 shares, respectively at cost	(283,168)	(258,168)
Total Western shareholders' equity	1,276,555	1,119,708
Non-controlling interests	1,721,031	1,667,936
Total equity	2,997,586	2,787,644
Total liabilities and equity	$5,953,549	$5,682,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$2,828,892	$4,351,290	$5,147,622	$8,076,433
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,177,887	3,731,169	3,919,197	6,891,906
Direct operating expenses (exclusive of depreciation and amortization)	224,723	203,463	440,034	401,812
Selling, general and administrative expenses	59,540	54,640	115,343	113,372
Affiliate severance costs	—	3,479	—	12,878
Loss (gain) on disposal of assets, net	(387)	119	(105)	1,005
Maintenance turnaround expense	593	—	698	46,446
Depreciation and amortization	51,143	47,848	101,069	94,258
Total operating costs and expenses	2,513,499	4,040,718	4,576,236	7,561,677
Operating income	315,393	310,572	571,386	514,756
Other income (expense):
Interest income	201	221	364	416
Interest expense and other financing costs	(27,316)	(27,801)	(52,273)	(56,758)
Loss on extinguishment of debt	—	(1)	—	(9)
Other, net	4,024	983	7,230	2,465
Income before income taxes	292,302	283,974	526,707	460,870
Provision for income taxes	(78,435)	(93,407)	(137,872)	(142,606)
Net income	213,867	190,567	388,835	318,264
Less net income attributable to non-controlling interests	79,948	33,871	148,927	76,022
Net income attributable to Western Refining, Inc.	$133,919	$156,696	$239,908	$242,242

Net earnings per share:
Basic	$1.40	$1.88	$2.51	$2.97
Diluted	1.40	1.56	2.51	2.44
Weighted average common shares outstanding:
Basic	95,539	83,556	95,553	81,653
Diluted	95,626	102,657	95,654	102,655

Cash dividends declared per common share	$0.34	$0.26	$0.64	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$213,867	$190,567	$388,835	$318,264
Other comprehensive income items:
Benefit plans:
Amortization of net prior service cost	107	—	107	81
Reclassification of loss to income	12	5	25	10
Other comprehensive income before tax	119	5	132	91
Income tax	(4)	(2)	(9)	(4)
Other comprehensive income, net of tax	115	3	123	87
Comprehensive income	213,982	190,570	388,958	318,351
Less comprehensive income attributable to non-controlling interests	80,014	33,871	148,993	76,072
Comprehensive income attributable to Western Refining, Inc.	$133,968	$156,699	$239,965	$242,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$388,835	$318,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,069	94,258
Changes in fair value of commodity hedging instruments	42,344	(119,350)
Reserve for doubtful accounts	90	294
Amortization of loan fees and original issue discount	3,151	11,285
Loss on extinguishment of debt	—	9
Stock-based compensation expense	8,541	13,142
Deferred income taxes	(7,537)	56,145
Excess tax benefit from stock-based compensation	(848)	(1,099)
Income from equity method investment	(7,793)	939
Loss (gain) on disposal of assets, net	(105)	1,005
Changes in operating assets and liabilities:
Accounts receivable	(122,725)	(117,536)
Inventories	(57,837)	10,916
Prepaid expenses	(22,030)	(78,859)
Other assets	(34,472)	9,568
Accounts payable and accrued liabilities	4,999	80,557
Other long-term liabilities	(3,638)	(1,151)
Net cash provided by operating activities	292,044	278,387
Cash flows from investing activities:
Capital expenditures	(119,545)	(90,619)
Decrease in restricted cash	98,735	—
Return of capital from equity method investment	5,780	1,360
Proceeds from the sale of assets	897	810
Net cash used in investing activities	(14,133)	(88,449)
Cash flows from financing activities:
Additions to long-term debt	300,000	—
Payments on long-term debt and capital lease obligations	(3,761)	(3,116)
Payments on revolving credit facility	(269,000)	—
Deferred financing costs	(6,820)	—
Purchase of treasury stock	(25,000)	(5,930)
Distribution to non-controlling interest holders	(100,287)	(75,964)
Dividends paid	(61,114)	(41,475)
Convertible debt redemption	—	(809)
Excess tax benefit from stock-based compensation	848	1,099
Net cash used in financing activities	(165,134)	(126,195)
Net increase in cash and cash equivalents	112,777	63,743
Cash and cash equivalents at beginning of period	431,159	468,070
Cash and cash equivalents at end of period	$543,936	$531,813

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
We produce refined products at three refineries: one in El Paso, Texas, one near Gallup, New Mexico and one in St. Paul Park, Minnesota. We sell refined products primarily in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico. Our product sales occur through bulk distribution terminals, wholesale marketing networks and two retail networks with a total of 526 company-owned and franchised retail sites in the U.S.
At June 30, 2015, we owned a 38.4% limited partner interest in Northern Tier Energy LP ("NTI"). We control NTI through our 100% ownership of its general partner. NTI owns and operates a refinery in St. Paul Park, Minnesota. NTI has a retail-marketing network of 264 convenience stores. NTI directly operates 165 of these stores and supports 99 stores through franchise agreements. NTI's primary areas of operation include Minnesota and Wisconsin.
At June 30, 2015, we owned a 66.1% limited partner interest in Western Refining Logistics, LP ("WNRL") and the public held a 33.9% limited partner interest. We control WNRL through our 100% ownership of the general partner of WNRL and our majority ownership of WNRL's limited partnership interests. WNRL owns and operates a wholesale business that operates primarily in the Southwest as well as logistics assets consisting of pipeline and gathering, terminalling, storage and transportation assets. WNRL operates its logistics assets primarily for the benefit of the Company.
On October 15, 2014, in connection with a Contribution, Conveyance and Assumption Agreement (the "Contribution Agreement") dated September 25, 2014, we sold all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") to WNRL. The sale of WRW to WNRL was a reorganization of entities under common control. We have retrospectively adjusted the historical financial and operational data of WNRL, for all periods presented, to reflect the purchase and consolidation of WRW into WNRL. We refer to this transaction as the "Wholesale Acquisition."
We changed our reportable segments during the fourth quarter of 2014 due to changes in our organization. Our operations include four business segments: refining, NTI, WNRL and retail. See Note 3, Segment Information, for further discussion of our business segments.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim consolidated financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.
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
The condensed consolidated financial statements include the accounts of Western Refining, Inc. and subsidiaries in which we have a controlling interest. We own a 38.4% limited partner interest in NTI and a 66.1% limited partner interest in WNRL. We own 100% of NTI's and WNRL's respective general partners. As the general partner of NTI and WNRL, we have the ability to direct the activities of NTI and WNRL that most significantly impact their respective economic performance.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have reported non-controlling interests for NTI and WNRL of $1,721.0 million and $1,667.9 million in our Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively.
Goodwill and Other Unamortizable Intangible Assets
Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost. We do not amortize goodwill for financial reporting purposes. We test goodwill for impairment at the reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. Our policy is to test goodwill and other unamortizable intangible assets for impairment annually at June 30, or more frequently if indications of impairment exist. We conducted our annual goodwill and intangible asset valuation analysis as of June 30, 2015, and we found no indications of impairment.
Use of Estimates and Seasonality
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
Recent Accounting Pronouncements
Effective January 1, 2015, we adopted the accounting and reporting requirements included in the Accounting Standards Codification ("ASC") for disposals when such disposal represents a strategic shift that will have a significant impact on the entity’s operations and financial results. These requirements have been applied prospectively. Our adoption of these changes effective January 1, 2015, had no impact on our financial position, results of operations or cash flows.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We are currently evaluating the effect that certain of these new accounting requirements may have on our accounting and related reporting and disclosures in our consolidated financial statements.

•
Recognition and reporting of revenues - the requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016, and interim periods thereafter.

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

•
Accounting for internal use software licenses - entities will be required to evaluate their accounting for hosted software licenses and service contracts effective for interim and annual periods beginning after December 15, 2015.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Segment Information
We changed our reportable segments during the fourth quarter of 2014 due to changes in our organization. We treated the assets that we sold to WNRL in the Wholesale Acquisition as a transfer of assets between entities under common control. Accordingly, we have retrospectively adjusted the financial information for the affected reporting segments to include or exclude the historical results of the transferred WRW assets for periods prior to the effective date of the transaction. The primary effects of this reporting change were:

•	The wholesale segment moved into the WNRL segment, except for unmanned fleet fueling ("cardlock") operations and product sales activity in the Mid-Atlantic region;
•Mid-Atlantic region product sales activity moved into the refining segment; and
•Cardlock related activity moved into the retail segment.
Our operations are organized into four reportable segments based on manufacturing and marketing criteria, the nature of our products and services, our production processes and our types of customers. Our reportable segments are refining, NTI, WNRL and retail.
Refining. We report the operations of two refineries in our refining segment: one in El Paso, Texas (the "El Paso refinery") with a 131,000 barrel per day ("bpd") capacity and one near Gallup, New Mexico (the "Gallup refinery") with a 25,000 bpd capacity. Our refineries make various grades of gasoline, diesel fuel and other products from crude oil, other feedstocks and blending components. We purchase crude oil, other feedstocks and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products to WNRL, other independent wholesalers and retailers, commercial accounts and sales and exchanges with major oil companies.
We have an exclusive supply and marketing agreement with a third party covering activities related to our refined product supply, sales and hedging in the Mid-Atlantic region. We recorded $0.3 million in liabilities and $0.1 million in assets at June 30, 2015 and December 31, 2014, respectively, related to this supply agreement in our Condensed Consolidated Balance Sheets. The revenues and costs recorded under the supply agreement included $5.5 million and $9.5 million in net hedging losses for the three months ended June 30, 2015 and 2014, respectively, and $16.0 million in net hedging gains and $9.4 million in net hedging losses for the six months ended June 30, 2015 and 2014, respectively.
NTI. NTI is an independent crude oil refiner and marketer of refined products with a 98,000 bpd refinery in St. Paul Park, Minnesota and a network of retail convenience stores selling various grades of gasoline, diesel fuel and convenience store merchandise, primarily in Minnesota and Wisconsin. NTI's operations are separate from those of Western. At June 30, 2015, NTI included the operations of 165 retail convenience stores and supported 99 franchised retail convenience stores. NTI's refinery supplies the majority of the gasoline and diesel fuel sold through its retail convenience stores.
WNRL. WNRL owns and operates certain logistics assets that consist of pipeline and gathering, terminalling, storage and transportation assets, providing related services primarily to our refining segment in the Southwest, including approximately 300 miles of pipelines and 8.1 million barrels of active storage capacity. WNRL also owns a wholesale business that operates primarily in the Southwest. The majority of WNRL's logistics assets are integral to the operations of the El Paso and Gallup refineries. WNRL's wholesale business includes the operations of several lubricant and bulk petroleum distribution plants and a fleet of crude oil, refined product and lubricant delivery trucks. WNRL distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico and Texas. WNRL purchases petroleum fuels and lubricants from our refining segment and from third-party suppliers.
Retail. Our retail segment located in the Southwest sells various grades of gasoline, diesel fuel, convenience store merchandise and beverage and food products to the general public through retail convenience stores and various grades of gasoline and diesel fuel to commercial vehicle fleets through cardlocks. WNRL supplies the majority of gasoline and diesel fuel that our retail segment sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At June 30, 2015, the retail segment operated 262 service stations and convenience stores or kiosks located in Arizona, Colorado, New Mexico and Texas compared to 229 service stations and convenience stores or kiosks at June 30, 2014. The additional stores were added under various operating and capital leases. At June 30, 2015, the retail segment included 52 cardlocks located in Arizona, California and New Mexico compared to 52 cardlocks at June 30, 2014.
Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general and administrative expenses; net impact of the disposal of assets and depreciation and amortization. The refining and NTI segments also include costs related to periodic maintenance turnaround activities. Cost of products sold includes net realized and unrealized gains and losses related to our commodity hedging activities and reflects

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

current costs adjusted, where appropriate, for "last-in, first-out" ("LIFO") and lower of cost or market ("LCM") inventory adjustments. Intersegment revenues are reported at prices that approximate market.
Activities of our business that are not included in the four segments mentioned above are included in the Other category. These activities consist primarily of corporate staff operations and other items that are not specific to the normal business of any one of our four operating segments. We do not allocate certain items of other income and expense, including income taxes, to the individual segments. NTI and WNRL are primarily pass-through entities with respect to income taxes.
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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2015 and 2014, are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014 (3)	2015	2014 (3)
	(In thousands)
Operating Results:
Refining
Net sales	$1,819,032	$2,742,701	$3,310,473	$5,068,515
Intersegment eliminations (1)	665,814	947,693	1,208,356	1,763,398
Net refining sales to external customers	1,153,218	1,795,008	2,102,117	3,305,117
NTI
Net sales	852,820	1,499,321	1,550,596	2,756,699
Intersegment eliminations (1)	16,056	10,098	29,046	11,082
Net NTI sales to external customers	836,764	1,489,223	1,521,550	2,745,617
WNRL
Net sales	734,501	970,337	1,341,897	1,834,947
Intersegment eliminations (1)	210,638	273,721	388,887	510,305
Net WNRL sales to external customers	523,863	696,616	953,010	1,324,642
Retail
Net sales	318,072	375,232	576,674	710,516
Intersegment eliminations (1)	3,025	5,138	5,729	10,051
Net retail sales to external customers	315,047	370,094	570,945	700,465
Other
Net sales	—	349	—	592
Intersegment eliminations (1)	—	—	—	—
Net other sales to external customers	—	349	—	592

Consolidated net sales to external customers	$2,828,892	$4,351,290	$5,147,622	$8,076,433

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014 (3)	2015	2014 (3)
Operating income (loss)
Refining (2)	$184,013	$248,254	$330,737	$387,261
NTI (2)	125,135	58,606	233,122	125,936
WNRL	22,293	17,474	41,766	34,235
Retail	4,657	3,375	4,216	2,545
Other	(20,705)	(17,137)	(38,455)	(35,221)
Operating income from segments (2)	315,393	310,572	571,386	514,756
Other income (expense), net	(23,091)	(26,598)	(44,679)	(53,886)
Income before income taxes	$292,302	$283,974	$526,707	$460,870

Depreciation and amortization
Refining	$21,884	$20,397	$43,522	$39,865
NTI	19,515	19,362	38,880	38,347
WNRL	4,737	4,454	9,475	8,606
Retail	4,031	2,817	7,317	5,752
Other	976	818	1,875	1,688
Consolidated depreciation and amortization	$51,143	$47,848	$101,069	$94,258

Capital expenditures
Refining	$41,980	$21,924	$77,888	$55,544
NTI	11,155	11,209	17,828	18,390
WNRL	7,850	3,708	15,764	12,087
Retail	4,717	2,329	6,119	3,670
Other	648	851	1,946	928
Consolidated capital expenditures	$66,350	$40,021	$119,545	$90,619

Total assets
Refining			$1,853,598	$1,863,784
NTI (including $1,289,443 and $1,297,043 of goodwill, respectively)			2,402,056	2,965,655
WNRL			382,028	394,224
Retail			251,977	210,127
Other			1,063,890	362,978
Consolidated total assets (including $1,289,443 and $1,297,043 of goodwill, respectively)			$5,953,549	$5,796,768

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
Intersegment sales of $895.5 million, $1,632.0 million, $1,236.7 million and $2,294.8 million have been eliminated in consolidation for the three and six months ended June 30, 2015 and 2014, respectively.

(2)
The effect of our economic hedging activity is included within operating income of our refining and NTI segments as a component of cost of products sold. The cost of products sold within our refining segment includes $12.1 million and $15.8 million in net realized and unrealized economic hedging losses for the three and six months ended June 30, 2015, respectively, and $49.1 million and $139.7 million in net realized and unrealized economic hedging gains for the three and six months ended June 30, 2014, respectively. NTI cost of products sold includes $2.4 million, $1.1 million, $1.9 million and $2.8 million in net realized and unrealized economic hedging losses for the three and six months ended June 30, 2015 and 2014, respectively.

(3)
WNRL's financial data includes the Predecessor's historical financial results and an allocated portion of corporate general and administrative expenses, previously reported as Other, for the three and six months ended June 30, 2014. Refining operating results include activity of our Mid-Atlantic business that was previously recorded within our wholesale segment. Net sales to external customers and intersegment sales for our retail segment include the operating results of cardlock stations that were formerly recorded in our wholesale segment. Other operating results include activity of the wholesale fleet service department that was previously recorded within our wholesale segment.

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
The carrying amounts of cash and cash equivalents, which we consider Level 1 assets and liabilities, approximated their fair values at June 30, 2015 and December 31, 2014, due to their short-term maturities. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and an evaluation of counterparty credit risk. Cash equivalents totaling $70.0 million consisting of short-term money market deposits and commercial paper, were included in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent our assets and liabilities for Western's commodity hedging contracts measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and the basis for that measurement:

	Carrying Value at June 30, 2015	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at June 30, 2015
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$78,285	$—	$77,364	$921	$(15,027)	$63,258
Other assets	28,656	—	27,963	693	(625)	28,031
Gross financial liabilities:
Accrued liabilities	(17,202)	—	(17,202)	—	14,582	(2,620)
Other long-term liabilities	(2,117)	—	(2,117)	—	1,070	(1,047)
	$87,622	$—	$86,008	$1,614	$—	$87,622

	Carrying Value at December 31, 2014	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at December 31, 2014
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$86,659	$—	$86,329	$330	$(6,937)	$79,722
Other assets	58,182	—	58,182	—	(1,649)	56,533
Gross financial liabilities:
Accrued liabilities	(11,826)	—	(11,826)	—	6,937	(4,889)
Other long-term liabilities	(3,049)	—	(3,049)	—	1,649	(1,400)
	$129,966	$—	$129,636	$330	$—	$129,966
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to commodity price swap contracts) for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Asset (liability) balance at beginning of period	$1,710	$3,232	$330	$(1,935)
Change in fair value	43	2,226	(1)	5,987
Fair value of trades entered into during the period	—	(238)	1,450	(238)
Fair value reclassification from Level 3 to Level 2	(139)	(1,475)	(165)	(69)
Asset balance at end of period	$1,614	$3,745	$1,614	$3,745
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in a $0.2 million change in the estimated fair value.
As of June 30, 2015 and December 31, 2014, the carrying amount and estimated fair value of our debt was as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Western obligations:
Carrying amount	$891,750	$894,500
Fair value	895,532	878,360
NTI obligations:
Carrying amount	$356,490	$357,037
Fair value	365,750	351,313
WNRL obligations:
Carrying amount	$300,000	$269,000
Fair value	312,000	269,000
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
5. Inventories
Inventories were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Refined products (1)	$283,827	$257,476
Crude oil and other raw materials	344,429	318,565
Lubricants	16,035	14,265
Retail store merchandise	42,783	38,931
Inventories	$687,074	$629,237

(1)	Includes $17.7 million and $18.2 million of inventory valued using the first-in, first-out ("FIFO") valuation method at June 30, 2015 and December 31, 2014, respectively.
We value our refinery inventories of crude oil, other raw materials and asphalt inventories at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by WNRL and our retail segment, refined

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

products inventories are valued under the LIFO valuation method. WNRL's wholesale refined product, lubricants and related inventories are valued using the FIFO inventory valuation method. Retail refined product inventory is valued using the FIFO inventory valuation method. Retail merchandise inventory is valued using the retail inventory method.
As of June 30, 2015 and December 31, 2014, refined products valued under the LIFO method and crude oil and other raw materials totaled 9.4 million barrels and 9.3 million barrels, respectively. At June 30, 2015 and December 31, 2014, the excess of the LIFO cost over the current cost of these crude oil, refined product and other feedstock and blendstock inventories was $52.4 million and $28.4 million, respectively.
During the three months ended June 30, 2015 and 2014, cost of products sold included net non-cash charges of $89.6 million and $7.5 million, respectively, from changes in our LIFO reserves. During the six months ended June 30, 2015 and 2014, cost of products sold included net non‑cash credits of $24.0 million and $26.2 million, respectively, from changes in our LIFO reserves. In order to state our inventories at market values that were lower than our LIFO costs, we reduced the carrying values of our inventory through non-cash LCM inventory adjustments of $24.6 million and $78.6 million at June 30, 2015 and December 31, 2014, respectively.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of June 30, 2015 and December 31, 2014, was as follows:

	June 30, 2015			December 31, 2014
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	3,774	$279,824	$74.15	3,707	$283,333	$76.43
Crude oil and other	5,632	355,329	63.09	5,577	355,470	63.74
	9,406	$635,153	67.53	9,284	$638,803	68.81
6. Equity Method Investment
NTI owns a 17% common equity interest in Minnesota Pipe Line Company, LLC ("MPL"). The carrying value of this equity method investment was $98.0 million and $96.1 million at June 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015 and December 31, 2014, the carrying amount of the equity method investment was $21.4 million and $21.6 million greater, respectively, than the underlying net assets of the investee. We are amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline).
NTI recognized distributions from MPL during the three and six months ended June 30, 2015, of $2.1 million and $5.8 million, respectively. Distributions from MPL during the three and six months ended June 30, 2014, were each $1.4 million. Equity income (loss) from MPL for the three and six months ended June 30, 2015 and 2014, was $4.2 million, $7.8 million, $(2.4) million and $(0.9) million, respectively. Equity income has been included in other, net in the accompanying Condensed Consolidated Statements of Operations.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Refinery facilities and related equipment	$2,252,330	$2,217,013
Pipelines, terminals and transportation equipment	451,044	369,080
Retail facilities and related equipment	318,516	288,338
Wholesale facilities and related equipment	59,235	57,158
Corporate	50,210	48,871
	3,131,335	2,980,460
Accumulated depreciation	(921,551)	(827,271)
Property, plant and equipment, net	$2,209,784	$2,153,189
Depreciation expense was $50.1 million and $99.0 million for the three and six months ended June 30, 2015, respectively, and $46.8 million and $92.2 million for the three and six months ended June 30, 2014, respectively.
8. Intangible Assets, Net
Intangible assets, net was as follows:

	June 30, 2015			December 31, 2014			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(12,938)	$7,489	$20,427	$(12,148)	$8,279	4.8
Customer relationships	7,551	(3,643)	3,908	7,551	(3,366)	4,185	7.0
Rights-of-way and other	7,946	(3,934)	4,012	7,878	(3,613)	4,265	7.6
	35,924	(20,515)	15,409	35,856	(19,127)	16,729
Unamortizable assets:
Franchise rights and trademarks	50,500	—	50,500	50,500	—	50,500
Liquor licenses	19,075	—	19,075	18,723	—	18,723
Intangible assets, net	$105,499	$(20,515)	$84,984	$105,079	$(19,127)	$85,952
Intangible asset amortization expense for the three and six months ended June 30, 2015, was $0.7 million and $1.4 million, respectively, based on estimated useful lives ranging from 1 to 23 years. Intangible asset amortization expense for the three and six months ended June 30, 2014, was $0.7 million and $1.4 million, respectively, based on estimated useful lives ranging from 1 to 23 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2015	$1,360
2016	2,620
2017	2,679
2018	2,678
2019	2,011
2020	1,066

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt
Long-term debt was as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan Credit Facility due 2020	541,750	544,500
6.25% Senior Unsecured Notes due 2021	350,000	350,000
Total Western obligations	891,750	894,500
NTI obligations:
Revolving Credit Facility due 2018	—	—
7.125% Senior Secured Notes due 2020, net of unamortized premium of $6,490 and $7,037, respectively	356,490	357,037
Total NTI obligations	356,490	357,037
WNRL obligations:
Revolving Credit Facility due 2018	—	269,000
7.5% Senior Notes due 2023	300,000	—
Total WNRL obligations	300,000	269,000
Long-term debt	1,548,240	1,520,537
Current portion of long-term debt	(5,500)	(5,500)
Long-term debt, net of current portion	$1,542,740	$1,515,037
As of June 30, 2015, annual maturities of long-term debt for the remainder of 2015 are $2.8 million. From 2016 through 2019, long-term debt maturities are $5.5 million. Thereafter, total long-term debt maturities are $1,517.0 million.
Interest expense and other financing costs were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Contractual interest:
Western obligations	$12,093	$14,778	$24,100	$30,044
NTI obligations	6,612	5,372	13,203	10,708
WNRL obligations	5,901	227	9,627	452
	24,606	20,377	46,930	41,204
Amortization of loan fees	1,912	2,079	3,698	4,176
Amortization of original issuance discount	—	3,308	—	7,352
Other interest expense	1,151	2,148	2,226	4,353
Capitalized interest	(353)	(111)	(581)	(327)
Interest expense and other financing costs	$27,316	$27,801	$52,273	$56,758
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
As of and during the six month period ended June 30, 2015, we had no direct borrowings under the Western 2019 Revolving Credit Facility, with availability of $419.5 million. This availability is net of $71.6 million in outstanding letters of credit.
Term Loan Credit Agreement
On November 12, 2013, we entered into a term loan credit agreement (the "Western 2020 Term Loan Credit Facility"). The Western 2020 Term Loan Credit Facility provides for loans of $550.0 million, matures on November 12, 2020, and provides for quarterly principal payments of $1.4 million until September 30, 2020, with the remaining balance then outstanding due on the maturity date. The Western 2020 Term Loan Credit Facility bears interest at a rate based either on the base rate (as defined in the Western 2020 Term Loan Credit Facility) plus 2.25% or the Eurodollar Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 3.25% (with a Eurodollar Rate floor of 1.00%). The Western 2020 Term Loan Credit Facility is secured by both the El Paso and Gallup refineries and is fully and unconditionally guaranteed on a joint and several basis by substantially all of Western's material subsidiaries. The Western 2020 Term Loan Credit Facility contains customary restrictive covenants including limitations of debt, investments and dividends and does not contain any financial maintenance covenants.
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
5.75% Convertible Senior Unsecured Notes
On March 7, 2014, we provided notice to the Trustee and the holders (the “Noteholders”) of our 5.75% Convertible Senior Unsecured Notes (the "Western Convertible Notes") informing the Trustee and the Noteholders of our election, with respect to all conversions requested by Noteholders in accordance with the terms of the Indenture received by the conversion agent on or after March 20, 2014, to settle conversions of the Western Convertible Notes through the issuance of shares of our common stock. On various dates between March 26, 2014 and June 2, 2014, we delivered an aggregate of 9,155 shares of common stock to Noteholders to satisfy the conversion of $87,000 aggregate principal amount of Western Convertible Notes based on conversion rates, dependent on conversion date, of 105.2394 or 105.8731 shares of common stock for each $1,000 of principal amount of Western Convertible Notes converted. On June 16, 2014, we delivered 22,750,088 shares of common stock to Noteholders, to satisfy the conversion of $214,881,000 aggregate principal amount of Western Convertible Notes, based on a conversion rate of 105.8731 shares of common stock for each $1,000 of principal amount of Western Convertible Notes converted.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to these conversions, we paid cash for the remainder of the outstanding amount of the Western Convertible Notes with a nominal loss on extinguishment of debt.
Our payment of dividends is limited under the terms of the Western 2019 Revolving Credit Facility, the Western 2021 Senior Unsecured Notes and the Western 2020 Term Loan Credit Facility, and in part, depends on our ability to satisfy certain financial covenants. Note guarantors will be released if they cease to be a Restricted Subsidiary as the result of a transaction permitted under the terms of the indenture, including through the disposition of capital stock of the guarantor.
NTI Obligations
Revolving Credit Facility
On September 29, 2014, NTI amended its senior secured Revolving Credit Facility (the "NTI Revolving Credit Facility"), increasing the aggregate principal amount available prior to the amendment from $300.0 million to $500.0 million. The NTI Revolving Credit Facility, which matures on September 29, 2019, incorporates a borrowing base tied to eligible accounts receivable and inventory and provides for up to $500.0 million for the issuance of letters of credit and up to $45.0 million for swing line loans. The NTI Revolving Credit Facility may be increased up to a maximum aggregate principal amount of $750.0 million, subject to certain conditions. Obligations under the NTI Revolving Credit Facility are secured by substantially all of NTI’s assets. Indebtedness under the NTI Revolving Credit Facility is recourse to Northern Tier Energy GP LLC, its general partner, and is guaranteed by NTI and certain of its subsidiaries. Borrowings under the NTI Revolving Credit Facility bear interest at either (a) an alternative base rate plus an applicable margin (ranging between 0.50% and 1.00%) or (b) a LIBOR rate plus an applicable margin (ranging between 1.50% and 2.00%), in each case based upon the average excess availability. In addition to paying interest on outstanding borrowings, NTI is also required to pay quarterly commitment fees ranging from 0.250% to 0.375% and letter of credit fees ranging from 1.50% to 2.00%. The NTI Revolving Credit Facility contains certain covenants, including but not limited to, limitations on debt, investments and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances. NTI incurred financing costs of $3.0 million associated with the amended NTI Revolving Credit Facility.
As of June 30, 2015, the availability under the NTI Revolving Credit Facility was $253.5 million. This availability is net of $30.6 million in outstanding letters of credit. There were no borrowings under the NTI Revolving Credit Facility during the six month period ended June 30, 2015.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

WNRL Obligations
Revolving Credit Facility
On October 16, 2013, WNRL entered into a $300.0 million senior secured revolving credit facility ("WNRL Revolving Credit Facility"). WNRL has the ability to increase the total commitment of the WNRL Revolving Credit Facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to certain conditions. The WNRL Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the WNRL Revolving Credit Facility and certain cash management obligations are guaranteed by all of WNRL's subsidiaries. Obligations under the WNRL Revolving Credit Facility are secured by a first priority lien on substantially all of WNRL's and its subsidiaries' significant assets. WNRL creditors under the WNRL Revolving Credit Facility have no recourse to Western's assets, except to the extent of the assets of Western Refining Logistics GP, LLC, the general partner of WNRL that Western wholly owns. The WNRL Revolving Credit Facility will mature on October 16, 2018. Borrowings under the WNRL Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon WNRL's Consolidated Total Leverage Ratio, as defined in the WNRL Revolving Credit Facility.
During the six months ended June 30, 2015, WNRL repaid its outstanding direct borrowings under the WNRL Revolving Credit Facility with a portion of the proceeds from the issuance of its 7.5% Senior Notes, discussed below, resulting in no direct or swing line borrowings under the WNRL Revolving Credit Facility as of June 30, 2015. As of June 30, 2015, the availability under the WNRL Revolving Credit Facility was $299.3 million. This availability is net of $0.7 million in outstanding letters of credit.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Equity
Changes to equity during the six months ended June 30, 2015, were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2014	$1,119,708	$1,667,936	$2,787,644
Net income	239,908	148,927	388,835
Other comprehensive income, net of tax	57	66	123
Dividends	(61,114)	—	(61,114)
Stock-based compensation	2,148	5,851	7,999
Excess tax benefit from stock-based compensation	848	—	848
Distributions to non-controlling interests	—	(101,528)	(101,528)
Treasury stock purchases	(25,000)	—	(25,000)
Other	—	(221)	(221)
Balance at June 30, 2015	$1,276,555	$1,721,031	$2,997,586
Changes to equity during the six months ended June 30, 2014, were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2013	$894,052	$1,676,535	$2,570,587
Net income	242,242	76,022	318,264
Convertible debt redemption	(809)	—	(809)
Convertible debt settlement - treasury stock issuance in additional paid-in capital	(142,640)	—	(142,640)
Other comprehensive income, net of tax	37	50	87
Dividends	(41,475)	—	(41,475)
Stock-based compensation	2,228	10,914	13,142
Excess tax benefit from stock-based compensation	1,099	—	1,099
Distributions to non-controlling interests	—	(75,964)	(75,964)
Offering costs	—	66	66
Treasury stock purchases	(18,325)	—	(18,325)
Treasury stock issuance	357,608	—	357,608
Balance at June 30, 2014	$1,294,017	$1,687,623	$2,981,640
Share Repurchase Programs
Our board of directors approved our current share repurchase program in November 2014 (the "November 2014 Program") authorizing us to repurchase up to $200 million of our outstanding common stock. Subject to market conditions as well as corporate, regulatory and other considerations, we will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise. The November 2014 Program will expire in November 2015 and is subject to discontinuance by our board of directors at any time.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our share repurchase activity for the November 2014 Program:

	Number of shares purchased	Cost of share purchases (In thousands)
Shares purchased at December 31, 2014	1,492,874	$59,222
Shares purchased during Q1, 2015	740,859	25,000
Shares purchased at March 31, 2015	2,233,733	84,222
Shares purchased during Q2, 2015	—	—
Shares purchased at June 30, 2015	2,233,733	$84,222
As of June 30, 2015, we had $115.8 million remaining in authorized expenditures under the November 2014 Program.
Dividends
The table below summarizes our 2015 cash dividend declarations, payments and scheduled payments:

	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	February 6	February 20	March 6	$0.30	$28,638
Second quarter	April 21	May 5	May 20	0.34	32,476
Third quarter (1)	July 17	July 27	August 12	0.34	—
Total					$61,114
(1) The third quarter 2015 cash dividend of $0.34 per common share will result in an aggregate payment of approximately $32.5 million.
Total dividends declared were $0.34, $0.64, $0.26 and $0.52 per common share, including those declared related to participating securities, for the three and six months ended June 30, 2015 and 2014, respectively.
NTI Distributions
The table below summarizes NTI's 2015 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Unit
February 5, 2015	February 21, 2015	February 27, 2015	$0.49
May 5, 2015	May 18, 2015	May 29, 2015	1.08
August 4, 2015	August 17, 2015	August 28, 2015	1.19
Total			$2.76
WNRL Distributions
The table below summarizes WNRL's 2015 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
January 30, 2015	February 13, 2015	February 23, 2015	$0.3325
May 1, 2015	May 15, 2015	May 26, 2015	0.3475
July 31, 2015	August 14, 2015	August 24, 2015	0.3650
Total			$1.0450
In addition to its quarterly distributions, WNRL paid incentive distributions of $0.14 million and $0.16 million for the three and six months ended June 30, 2015, respectively, to Western as its General Partner and holder of its incentive distribution rights.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rates for the three and six months ended June 30, 2015 and 2014, were 26.8%, 26.2%, 32.9% and 30.9%, respectively. The effective tax rates for the three and six months ended June 30, 2015 and 2014, were lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in NTI and WNRL.
We are subject to examination by the Internal Revenue Service for tax years ending December 31, 2012, or after and by various state and local taxing jurisdictions for tax years ending December 31, 2011, or after.
We believe that it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $20.8 million was provided against the deferred tax assets relating to these NOL carryforwards at June 30, 2015. There was no change in the valuation allowance for the Yorktown NOL carryforwards from December 31, 2014.
As of June 30, 2015, we have recorded a liability of $13.8 million for unrecognized tax benefits, of which $13.8 million would affect our effective tax rate if recognized. We recognized a net change of $0.1 million and $0.2 million for unrecognized benefits that includes $0.1 million and $0.2 million in interest and penalties for the three and six months ended June 30, 2015, respectively.
12. Retirement Plans
We fully recognize the obligations associated with our retiree healthcare and other postretirement plans and NTI's single-employer defined benefit cash balance plan in our financial statements.
Pensions
The net periodic benefit cost associated with NTI's cash balance plan for the three and six months ended June 30, 2015 and 2014, was $0.7 million, $1.3 million, $0.5 million and $1.1 million, respectively.
Postretirement Obligations
The net periodic benefit cost associated with our postretirement medical benefit plans for both the three and six months ended June 30, 2015 and 2014, was $0.2 million, $0.5 million, $0.2 million and $0.4 million, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Beginning of period balance	$(1,283)	$(316)	$(1,291)	$(350)
Amortization of net prior service cost	41	—	41	31
Reclassification of loss to income	12	5	25	10
Income tax	(4)	(2)	(9)	(4)
End of period balance	$(1,234)	$(313)	$(1,234)	$(313)
Defined Contribution Plan
Western sponsors a 401(k) defined contribution plan under which Western and WNRL participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. For the three and six months ended June 30, 2015 and 2014, we expensed $2.6 million, $4.6 million, $2.3 million and $3.9 million, respectively, in connection with this plan.
NTI sponsors qualified defined contribution plans for eligible employees. For the three and six months ended June 30, 2015 and 2014, NTI expensed $1.8 million, $4.0 million, $1.7 million and $4.1 million, respectively, in connection with its qualified defined contribution plans.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to our refineries. During the six months ended June 30, 2015, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three and six months ended June 30, 2015 and 2014, and open commodity hedging positions as of June 30, 2015 and December 31, 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Economic hedging results
Realized hedging gain, net	$7,823	$1,812	$25,376	$17,556
Unrealized hedging gain (loss), net	(22,287)	45,379	(42,344)	119,350
Total hedging gain (loss), net	$(14,464)	$47,191	$(16,968)	$136,906

	June 30, 2015	December 31, 2014
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil and refined product futures, net long (short) positions	2,907	(864)
Refined product crack spread swaps, net short positions	(10,827)	(8,781)
Total open barrels commodity hedging instruments, net short positions	(7,920)	(9,645)

Fair value of outstanding contracts, net
Other current assets	$63,258	$79,722
Other assets	28,031	56,533
Accrued liabilities	(2,620)	(4,889)
Other long-term liabilities	(1,047)	(1,400)
Fair value of outstanding contracts - unrealized gain, net	$87,622	$129,966
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents offsetting information regarding Western's commodity hedging contracts as of June 30, 2015 and December 31, 2014:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of June 30, 2015
	(In thousands)
Gross financial assets:
Current assets	$78,285	$(15,027)	$63,258
Other assets	28,656	(625)	28,031
Gross financial liabilities:
Accrued liabilities	(17,202)	14,582	(2,620)
Other long-term liabilities	(2,117)	1,070	(1,047)
	$87,622	$—	$87,622

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of December 31, 2014
	(In thousands)
Gross financial assets:
Current assets	$86,659	$(6,937)	$79,722
Other assets	58,182	(1,649)	56,533
Gross financial liabilities:
Accrued liabilities	(11,826)	6,937	(4,889)
Other long-term liabilities	(3,049)	1,649	(1,400)
	$129,966	$—	$129,966
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
As of June 30, 2015, we had outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our unleaded gasoline crack spread swaps range from $22.06 to $22.06 per contract. Settlement prices for our distillate crack spread swaps range from $17.14 to $20.53 per contract. The information below presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2015	2016	2017
Inventory positions (futures and swaps):
Crude oil and refined products — net short positions	(802)	—	—
Natural gas futures — net long positions	1,501	2,207	—
Refined product positions (crack spread swaps):
Distillate — net short positions	(3,672)	(3,930)	(825)
Unleaded gasoline — net short positions	(2,400)	—	—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Stock-Based Compensation
The Western Refining 2006 Long-Term Incentive Plan (the "2006 LTIP") and the 2010 Incentive Plan of Western Refining (the "2010 Incentive Plan") allow for restricted share unit awards ("RSUs") among other forms of awards. As of June 30, 2015, there were 19,856 and 2,730,269 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over a scheduled vesting period of either one, three or five years and their market value at the date of the grant is amortized over the vesting period on a straight-line basis. Effective March 25, 2015, our board of directors approved administrative amendments to the 2010 Incentive Plan.
As of June 30, 2015, there were 406,649 unvested RSUs outstanding. The final vesting for remaining awards of restricted shares occurred during the first quarter of 2014. We recorded stock compensation of $1.1 million, $2.1 million, $1.0 million and $2.2 million for the three and six months ended June 30, 2015 and 2014, respectively, which is included in selling, general and administrative expenses.
As of June 30, 2015, the aggregate grant date fair value of outstanding RSUs was $15.2 million. The aggregate intrinsic value of outstanding RSUs was $17.7 million. The unrecognized compensation cost of unvested RSUs was $12.8 million. Unrecognized compensation costs for RSUs will be recognized over a weighted average period of 3.79 years.
The excess tax benefit related to the RSUs that vested during the three and six months ended June 30, 2015, was $0.5 million and $0.8 million, respectively, using a statutory blended rate of 38.1%. The aggregate grant date fair value of the RSUs that vested during the three and six months ended June 30, 2015, was $1.6 million and $3.6 million, respectively. The related aggregate intrinsic value of these RSUs was $3.0 million and $5.8 million, respectively, at the vesting date.
The excess tax benefit related to the RSUs and restricted shares that vested during the three and six months ended June 30, 2014, was $1.3 million and $1.1 million, respectively, using a statutory blended rate of 38.3%. The aggregate grant date fair value of the RSUs and restricted shares that vested during the three and six months ended June 30, 2014, was $1.4 million and $4.0 million, respectively. The related aggregate intrinsic value of these RSUs and restricted shares was $4.7 million and $6.8 million, respectively, at the vesting date.
The following table summarizes our restricted share unit activity for the six months ended June 30, 2015:

	Number of Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2014	380,695	$30.14
Awards granted	155,828	48.26
Awards vested	(123,730)	28.84
Awards forfeited	(6,144)	36.76
Not vested at June 30, 2015	406,649	37.39
NTI 2012 Long-Term Incentive Plan
NTI has approximately 7.5 million common units reserved for issuance under the NTI 2012 Long-Term Incentive Plan ("NTI LTIP"). The NTI LTIP permits the award of unit options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights and other awards that derive their value from the market price of NTI's common units. As of June 30, 2015, approximately 1.1 million units were outstanding under the NTI LTIP. NTI recognizes the expense on all NTI LTIP awards ratably from the grant date until all units become unrestricted or vest. Awards generally vest ratably over a three-year period beginning on the award's first anniversary date. Compensation expense related to these restricted units is based on the grant date fair value as determined by the closing market price on the grant date, reduced by the fair value of estimated forfeitures. For awards to employees, NTI estimates a forfeiture rate which is subject to revision depending on the actual forfeiture experience.
As of June 30, 2015, the total unrecognized compensation cost for units awarded under the NTI LTIP was $18.2 million.
NTI incurred $2.9 million, $5.5 million, $2.9 million and $10.3 million of unit-based compensation expense for the three and six months ended June 30, 2015 and 2014, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Common Units
As of June 30, 2015, NTI had 0.3 million restricted common units outstanding. Upon vesting, these common units will no longer be restricted. All restricted common units participate in distributions on an equal basis with NTI common units and must be paid no later than 30 days after the distribution date to common unitholders. For restricted common unit awards outstanding at June 30, 2015, the forfeiture rates on NTI LTIP awards ranged from zero to 30%, depending on the employee classification and the length of the award's vesting period. NTI has one restricted common unit award with a clause stating distributions are to be accrued until the underlying units vest, at which time the accrued distributions applicable to those units will be paid to the award holder. The accrued distributions on that award at June 30, 2015 and December 31, 2014, were $0.8 million and $0.4 million, respectively.
Phantom Common Units
Service-based Awards
During 2014, NTI began awarding service-based phantom common units to key employees. As of June 30, 2015, NTI had 0.6 million service-based phantom common units outstanding. Upon vesting, NTI may settle these units in NTI common units or cash at the discretion of NTI's board of directors or its Compensation Committee. Like the restricted common units, the phantom common units participate in distributions on an equal basis with common units. However, distributions on phantom common units are accrued until the underlying units vest at which time the distributions are paid in cash. In the event that unvested phantom common units are canceled, any accrued distributions on the underlying units are forfeited by the grantee. As of June 30, 2015 and December 31, 2014, NTI had $1.2 million and $0.8 million, respectively, in accrued service-based phantom common unit distributions included in accrued liabilities in the Condensed Consolidated Balance Sheets. For phantom common unit awards outstanding at June 30, 2015, the forfeiture rates on NTI LTIP awards ranged from zero to 20%, depending on the employee classification.
Performance-based Phantom Units
In January 2015, NTI granted 0.3 million Performance-based Phantom Units ("NTI Performance LTIPs"), under the NTI LTIP. Assuming a threshold EBITDA is achieved, participants are entitled an award under the NTI Performance LTIPs based on NTI’s achievement of two criteria compared to the performance peer group over the performance period: (a) return on capital employed, referred to as a performance condition and (b) total unitholder return, referred to as a market condition. NTI accounts for the performance conditions and market conditions in each NTI Performance LTIPs as separate awards. Each of the performance condition awards and market condition awards represent the right to receive NTI common units or cash, at the discretion of NTI's board of directors or its Compensation Committee, at the end of a three-year performance period, in an amount ranging from 0% to 200% of the original number of units granted depending on NTI’s achievement of the performance conditions and market conditions, respectively.
Performance Condition Awards. The 0.3 million NTI Performance LTIPs include 0.2 million performance condition awards. The fair value of performance condition awards is estimated using the market price of NTI's common units on the grant date and NTI management's assessment of the probability of the number of performance condition awards that will ultimately be awarded. The estimated fair value of these performance condition awards is amortized over a three-year vesting period using the straight-line method. On a quarterly basis, NTI estimates the ultimate payout percentage, relative to target, and adjusts compensation expense accordingly. At June 30, 2015, NTI estimates that 200% of the target unit count will be achieved at the end of the vesting term.
Market Condition Awards. The 0.3 million NTI Performance LTIPs include less than 0.1 million market condition awards. The estimated fair value for market condition awards is estimated using a Monte Carlo simulation model as of the grant date and the related expense is amortized over a three-year vesting period using the straight-line method. The compensation expense relating to the market condition awards is determined at the award's date and expensed ratably at a fixed rate over the vesting term. However, for purposes of the phantom common unit activity table below, NTI estimates at June 30, 2015, that 75% of the target unit count will be achieved at the end of the vesting term.
Expected volatilities are based on the historical volatility over the most recent three-year period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used in the Monte Carlo simulation used to value NTI's market condition awards as of June 30, 2015, are presented below:

Expected volatility	34.10%
Risk-free interest rate	0.84%

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2015, NTI had $0.4 million in accrued performance-based phantom common unit distributions included in accrued liabilities in the Condensed Consolidated Balance Sheet.
A summary of the NTI LTIP common unit activity for the six months ended June 30, 2015, is set forth below:

	Restricted Units		Phantom Units
			Service-Based Units	Performance-Based Units	Total	Weighted Average Grant Date Fair Value
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Number of Units
Not vested at December 31, 2014	396,109	$24.73	337,693	—	337,693	$26.99
Awards granted	1,026	24.90	419,085	181,049	600,134	23.27
Incremental performance units	—	—	—	67,895	67,895	23.44
Awards vested	(66,329)	25.82	(80,611)	—	(80,611)	27.01
Awards forfeited	—	—	(111,170)	—	(111,170)	26.56
Not vested at June 30, 2015	330,806	24.51	564,997	248,944	813,941	24.04
Western Refining Logistics, LP 2013 Long-Term Incentive Plan
The Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "WNRL LTIP") provides, among other awards, for grants of phantom units and distribution equivalent rights. As of June 30, 2015, there were 4.2 million phantom units reserved for future grants under the WNRL LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. WNRL incurred unit-based compensation expense of $0.5 million, $0.9 million, $0.4 million and $0.6 million for the three and six months ended June 30, 2015 and 2014, respectively.
The aggregate grant date fair value of non-vested phantom units outstanding as of June 30, 2015, was $7.8 million. The aggregate intrinsic value of such phantom units was $8.0 million. Total unrecognized compensation cost related to unvested phantom units totaled $6.9 million as of June 30, 2015, that is expected to be recognized over a weighted average period of 3.94 years.
A summary of WNRL's common and phantom unit award activity for the six months ended June 30, 2015, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2014	280,251	$28.30
Awards granted	56,485	29.48
Awards vested	(51,951)	27.97
Awards forfeited	(11,913)	30.78
Not vested at June 30, 2015	272,872	28.50
15. Earnings per Share
In periods subsequent to March 31, 2014, we applied the treasury stock method for determining the number of fully dilutive shares outstanding used in our computation of fully diluted earnings per share. In periods prior to April 1, 2014, we followed the provisions related to the two-class method for the purpose of determining earnings per share. As discussed in Note 14, Stock-Based Compensation, we previously granted shares of restricted stock to certain employees and outside directors. Although ownership of these shares did not transfer to the recipients until the shares vested, recipients had voting and nonforfeitable dividend rights on these shares from the date of grant. Accordingly, we utilized the two-class method to determine our earnings per share. The final vesting for restricted stock awards occurred during the first quarter of 2014.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Diluted earnings per common share includes the effects of potentially dilutive shares that consist of unvested RSUs. These awards are non-participating securities due to the forfeitable nature of their associated dividend equivalent rights, prior to vesting and we do not consider the restricted share units in the two-class method when calculating earnings per share.
The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income attributable to Western Refining, Inc.	$133,919	$156,696	$239,908	$242,242
Distributed earnings	(32,476)	(20,745)	(61,114)	(41,475)
Income allocated to participating securities	—	—	—	(4)
Distributed earnings allocated to participating securities	—	—	—	1
Undistributed income available to Western Refining, Inc.	$101,443	$135,951	$178,794	$200,764
Weighted average number of common shares outstanding (1)	95,539	83,556	95,553	81,653
Basic earnings per common share:
Distributed earnings per share	$0.34	$0.25	$0.64	$0.51
Undistributed earnings per share	1.06	1.63	1.87	2.46
Basic earnings per common share	$1.40	$1.88	$2.51	$2.97

Diluted earnings per common share:
Net income attributable to Western Refining, Inc.	$133,919	$156,696	$239,908	$242,242
Tax effected interest related to convertible debt	—	3,606	—	8,010
Net income available to Western Refining, Inc., assuming dilution	$133,919	$160,302	$239,908	$250,252
Weighted average diluted common shares outstanding	95,626	102,657	95,654	102,655
Diluted earnings per common share	$1.40	$1.56	$2.51	$2.44
(1) Excludes the weighted average number of common shares outstanding associated with participating securities of 1,783 shares for the six months ended June 30, 2014.
The computation of the weighted average number of diluted shares outstanding is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Weighted average number of common shares outstanding	95,539	83,556	95,553	81,653
Common equivalent shares from Western Convertible Notes	—	19,001	—	20,870
Restricted shares and share units	87	100	101	132
Weighted average number of diluted shares outstanding	95,626	102,657	95,654	102,655
A shareholder's interest in our common stock could become diluted as a result of vestings of RSUs and, prior to the settlement of the Western Convertible Notes during the second quarter of 2014 (see Note 9, Long-Term Debt for further discussion), conversion of the Western Convertible Notes through issuance of shares of our common stock. In calculating our fully diluted earnings per common share, we consider the impact of RSUs that have not vested and common equivalent shares related to the Western Convertible Notes. We include unvested RSUs in our diluted earnings calculation when the trading price

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of our common stock equals or exceeds the per share or per share unit grant price. Common equivalent shares from the Western Convertible Notes are generally included in our diluted earnings calculation when net income exceeds certain thresholds above which the effect of the shares becomes dilutive. The Western Convertible Notes were converted into actual shares of our common stock during the first six months of 2014.
16. Cash Flows
Restricted Cash
Restricted cash reported in our Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, relates to net proceeds from the sale of Western wholesale assets to WNRL. This cash is restricted through October 14, 2015, and must be used to either fund capital projects or to repay amounts outstanding under the Western 2020 Term Loan Credit Facility.
Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Income taxes paid	$146,480	$65,846
Interest paid, excluding amounts capitalized	40,792	45,733

Non-cash investing and financing activities were as follows:
Assets acquired through capital lease obligations	24,578	—
Accrued capital expenditures	26,381	1,368
PP&E derecognized from sale leaseback continuing involvement release	1,773	—
Transfer of capital spares from fixed asset to inventory	1,365	—
Distributions accrued on unvested NTI equity awards	1,241	—
Issuance of common shares for redemption of Western Convertible Notes	—	357,608
Treasury stock purchased, not yet settled	—	12,395
17. Leases and Other Commitments
We have commitments under various operating leases with initial terms greater than one year for retail convenience stores, office space, warehouses, cardlocks, railcars and other facilities, some of which have renewal options and rent escalation clauses. These leases have terms that will expire on various dates through 2036. We expect that in the normal course of business, these leases will be renewed or replaced by other leases. Certain of our lease agreements provide for the fair value purchase of the leased asset at the end of the lease. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease and for renewal periods that are reasonably assured at the inception of the lease are recognized on a straight-line basis over the term of the lease.
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
We are party to thirty-one capital leases, with initial terms of 20 years, expiring in 2017 through 2035. The current portion of our capital lease obligations of $1.0 million and $0.6 million is included in accrued liabilities and the non-current portion of

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$49.4 million and $27.5 million is included in lease financing obligations in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively. The capital lease obligations include a deferred gain of $2.4 million. These capital leases were discounted using annual interest rates between 3.24% and 10.51%. Total remaining interest related to these leases was $41.7 million and $21.6 million at June 30, 2015 and December 31, 2014, respectively. Annual payments, including interest, average $4.6 million through the end of 2019 with the remaining $69.0 million due through 2035. Of the thirty-one capital leases, twelve are NTI obligations with annual lease payments, including interest, that average $0.8 million annually through the end of 2019 with the remaining $8.2 million due through 2034. There is no recourse to Western on the NTI capital leases. The remaining nineteen capital leases are held by our retail segment and make up the balance of the annual payments for the periods noted above.
The following table presents our future minimum lease commitments under capital leases and non-cancelable operating leases that have lease terms of one year or more (in thousands) as of June 30, 2015:

	Operating	Capital
Remaining 2015	$28,966	$2,299
2016	50,209	4,652
2017	46,954	4,563
2018	43,724	4,584
2019	40,057	4,691
2020 and thereafter	328,329	68,956
Total minimum lease payments	$538,239	89,745
Less amount that represents interest		41,732
Present value of net minimum capital lease payments		$48,013
Total rental expense was $15.7 million, $31.6 million, $13.9 million and $27.5 million for the three and six months ended June 30, 2015 and June 30, 2014, respectively. Contingent rentals and subleases were not significant in any period.
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
Periodically, we receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. We do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations or cash flows. As of June 30, 2015 and December 31, 2014, we had consolidated environmental accruals of $20.4 million and $18.5 million, respectively.
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
In May 2000, we entered into an Agreed Order with the TCEQ for remediation of the south side of our El Paso refinery property. We purchased a non-cancelable Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy that covers

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20.0 million, of which $7.0 million remained as of June 30, 2015. In addition, a subsidiary of Chevron is obligated under a settlement agreement to pay 60% of any Agreed Order environmental clean-up costs that exceed the $20.0 million policy coverage.
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
We incurred $50.8 million in total capital expenditures between 2009 and 2013 to address the requirements of the 2005 NMED Amended Agreement. These capital expenditures were primarily for installation of emission controls on the heaters, boilers and Fluid Catalytic Cracking Unit ("FCCU") and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx and particulate matter from our Gallup refinery. We will incur additional capital expenditures to implement one or more FCCU offset projects to be completed by the end of 2017. In 2014, we incurred $1.9 million to implement FCCU emissions offset projects. We paid penalties between 2009 and 2012 totaling $2.7 million.
Bloomfield 2007 NMED Remediation Order. In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures and implement corrective measures. Prior to July 2007, with the approval of the NMED and the New Mexico Oil Conservation Division, we placed into operation certain remediation measures that remain operational. As of June 30, 2015, we have expended $4.3 million and have accrued the remaining estimated costs of $3.7 million for implementing the investigation, interim measures and the reasonably known corrective actions of the order.
Gallup 2007 Resource Conservation Recovery Act ("RCRA") Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. We reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. Between September 2010 and July 2012, the EPA demanded and we paid penalties totaling $0.2 million in accordance with the settlement. Implementation of the requirements in the final settlement will not result in any additional soil or groundwater remediation or clean-up costs not otherwise required. We incurred a total of $38.6 million in capital expenditures between 2010 and 2013 to upgrade the wastewater treatment plant at the Gallup refinery in accordance with the requirements and there are no further capital requirements, under the final settlement.
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
NTI
At June 30, 2015 and December 31, 2014, liabilities for remediation and closure obligations by NTI totaled $10.2 million and $8.7 million, respectively. These liabilities consist of $2.6 million and $2.9 million recorded on a discounted basis as of June 30, 2015 and December 31, 2014, respectively. These discounted liabilities are expected to be settled over at least the next 22 years. At June 30, 2015, the estimated future cash flows to settle these discounted liabilities totaled $3.3 million and are discounted at a rate of 2.90%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.2 million at June 30, 2015 and December 31, 2014, respectively.
On June 3, 2014, the St. Paul Park refinery was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency ("MPCA") relating to its upgraded wastewater treatment plant at its St. Paul Park refinery. This permit required the refinery to conduct additional testing of its remaining lagoon. The testing was completed in the fourth quarter of 2014, following NTI's review of the test results and additional discussions with MPCA, NTI now regards the likelihood of future remediation and closure costs related to the lagoon as probable. At June 30, 2015, NTI estimated the remaining remediation costs to be approximately $7.6 million subject to further engineering and methodology studies. Some of this cost may be recoverable from Marathon Petroleum under an agreement entered into in connection with NTI's December 2010 acquisition of the St. Paul Park refinery, among other assets, from Marathon. However, at June 30, 2015, it is unclear how much, if any, of NTI's future costs may be eligible for reimbursement by Marathon, and as such, NTI has not recognized any receivable pertaining to this matter at this time.
Other Matters
The EPA has issued Renewable Fuels Standards ("RFS"), that require us and other refiners to blend renewable fuels into the refined products produced at our refineries. Annually, the EPA is required to establish a volume of renewable fuels that refineries must blend into their refined petroleum fuels. However, the EPA has not established the final renewable blending volume level for 2014 or 2015. To the extent we are unable to blend at the rate necessary to satisfy the EPA mandated volume, we purchase Renewable Identification Numbers ("RINs"). The purchase price for RINs is volatile and may vary significantly from period to period. Historically, the cost of purchased RINs has not had a significant impact on our operating results. We anticipate 2014 and 2015 will be consistent with this history. The net cost of meeting our estimated renewable volume obligations, including sales and purchases of RINs, was $6.5 million, $12.7 million, $1.3 million and $11.3 million for the three and six months ended June 30, 2015 and 2014, respectively.
In addition, the EPA has investigated and brought enforcement actions against companies it believes produced invalid RINs. We may have purchased RINs the EPA will determine are invalid. Previously, we have entered into settlements and entered into another settlement in May 2015, with the EPA regarding RINs we purchased that the EPA ultimately determined were invalid. While we do not know if the EPA will determine that other RINs we have purchased are invalid, at this time we do not expect any settlements we would enter into with the EPA would have a material effect on our financial condition, results of operations or cash flows.
In August 2014, the TCEQ offered an expedited settlement with a proposed penalty of $0.2 million related to enforcement issued to our retail segment. We agreed to the settlement, which became effective in July 2015, and have paid the penalty of less than $0.1 million. The settlement is pending final approval by the TCEQ Commissioners. The settlement requires no capital expenditures or soil or groundwater remediation or clean-up.
In April 2015, we successfully re-negotiated the collective bargaining agreement covering the El Paso refinery employees. The resulting six year labor agreement is scheduled to expire in April of 2021.
We are party to various other claims and legal actions arising in the normal course of business. We believe that the resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Related Party Transactions
We lease office space in a building located in El Paso, Texas, which is owned by an entity that is controlled by one of our officers. The lease agreement expires in May 2017. Under the terms of the lease, we make annual payments of $0.2 million. For the three and six months ended June 30, 2015 and 2014, we made rental payments under this lease to the related party of $0.06 million, $0.1 million, $0.06 million and $0.1 million, respectively. We have no amounts due as of June 30, 2015, related to this lease agreement.
MPL is also a related party of NTI. However, NTI had a crude oil supply and logistics agreement with a third party until September 30, 2014, and had no direct supply transactions with MPL prior to this date. Beginning on September 30, 2014, NTI began paying MPL for transportation services at published tariff rates.
20. Condensed Consolidating Financial Information
Separate condensed consolidating financial information of Western Refining, Inc. (the "Parent") and subsidiary guarantors and non-guarantors is presented below. At June 30, 2015, the Parent and certain subsidiary guarantors have fully and unconditionally guaranteed our Western 2021 Unsecured Notes on a joint and several basis. As a result of these guarantee arrangements, we are required to present condensed consolidating financial information. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
NTI, WNRL and Navajo Convenient Stores Co., LLC are subsidiaries that have not guaranteed the Western 2021 Senior Unsecured Notes. NTI and WNRL are publicly-traded master limited partnerships. As of June 30, 2015, we owned a 38.4% limited partnership interest in NTI and a 66.1% limited partnership interest in WNRL and the non-economic general partner interests of both entities. We are the primary beneficiary of WNRL's earnings and cash flows. We exercise control of both NTI and WNRL through our 100% ownership of the respective general partners. Accordingly, NTI and WNRL are consolidated with the other accounts of Western.
Due to the change in the guarantor structure resulting from WNRL's acquisition of WRW, the condensed consolidating financial information for the three and six months ended June 30, 2014 has been revised.
Our transactions with WNRL including fees paid under our pipeline, terminalling and services agreements are eliminated and have no significant impact on our condensed consolidated financial statements. During the six months ended June 30, 2015, there have been no significant intercompany accounts or transactions between Western and NTI. All intercompany accounts and transactions with NTI and WNRL are eliminated in our condensed consolidated financial statements.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$337,441	$206,474	$—	$543,936
Accounts receivable, trade, net of a reserve for doubtful accounts	—	262,974	327,188	—	590,162
Accounts receivable, affiliate	522	68,089	5,206	(73,817)	—
Inventories	—	379,188	307,886	—	687,074
Prepaid expenses	—	87,509	22,936	—	110,445
Other current assets	—	122,737	29,828	—	152,565
Total current assets	543	1,257,938	899,518	(73,817)	2,084,182
Restricted cash	—	68,275	—	—	68,275
Equity method investment	—	—	97,976	—	97,976
Property, plant and equipment, net	—	1,161,982	1,047,802	—	2,209,784
Goodwill	—	—	1,289,443	—	1,289,443
Intangible assets, net	—	35,285	49,699	—	84,984
Investment in subsidiaries	3,849,034	—	—	(3,849,034)	—
Due from affiliate	—	1,706,131	—	(1,706,131)	—
Other assets, net	30,344	61,172	27,389	—	118,905
Total assets	$3,879,921	$4,290,783	$3,411,827	$(5,628,982)	$5,953,549
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$358,893	$366,495	$—	$725,388
Accounts payable, affiliate	—	—	73,817	(73,817)	—
Accrued liabilities	5,485	152,082	90,168	—	247,735
Current deferred income tax liability, net	—	42,338	—	—	42,338
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	10,985	553,313	530,480	(73,817)	1,020,961
Long-term liabilities:
Long-term debt, less current portion	886,250	—	656,490	—	1,542,740
Due to affiliate	1,706,131	—	—	(1,706,131)	—
Lease financing obligation	—	42,589	6,808	—	49,397
Deferred income tax liability, net	—	267,654	37,280	—	304,934
Deficit in subsidiaries	—	355,236	—	(355,236)	—
Other liabilities	—	36,765	1,166	—	37,931
Total long-term liabilities	2,592,381	702,244	701,744	(2,061,367)	1,935,002
Equity:
Equity - Western	1,276,555	3,035,226	458,572	(3,493,798)	1,276,555
Equity - Non-controlling interest	—	—	1,721,031	—	1,721,031
Total equity	1,276,555	3,035,226	2,179,603	(3,493,798)	2,997,586
Total liabilities and equity	$3,879,921	$4,290,783	$3,411,827	$(5,628,982)	$5,953,549

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$1,983,821	$1,587,321	$(742,250)	$2,828,892
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	1,647,312	1,272,825	(742,250)	2,177,887
Direct operating expenses (exclusive of depreciation and amortization)	—	111,020	113,703	—	224,723
Selling, general and administrative expenses	47	29,924	29,569	—	59,540
Loss (gain) on disposal of assets, net	—	69	(456)	—	(387)
Maintenance turnaround expense	—	593	—	—	593
Depreciation and amortization	—	26,891	24,252	—	51,143
Total operating costs and expenses	47	1,815,809	1,439,893	(742,250)	2,513,499
Operating income (loss)	(47)	168,012	147,428	—	315,393
Other income (expense):
Equity in earnings of subsidiaries	147,554	10,525	—	(158,079)	—
Interest income	—	105	96	—	201
Interest expense and other financing costs	(13,588)	(733)	(12,995)	—	(27,316)
Other, net	—	(558)	4,582	—	4,024
Income before income taxes	133,919	177,351	139,111	(158,079)	292,302
Provision for income taxes	—	(78,287)	(148)	—	(78,435)
Net income	133,919	99,064	138,963	(158,079)	213,867
Less net income attributable to non-controlling interest	—	—	79,948	—	79,948
Net income attributable to Western Refining, Inc.	$133,919	$99,064	$59,015	$(158,079)	$133,919
Comprehensive income attributable to Western Refining, Inc.	$133,919	$99,072	$59,056	$(158,079)	$133,968

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$3,766,921	$2,892,493	$(1,511,792)	$5,147,622
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	3,136,000	2,294,989	(1,511,792)	3,919,197
Direct operating expenses (exclusive of depreciation and amortization)	—	220,989	219,045	—	440,034
Selling, general and administrative expenses	94	59,478	55,771	—	115,343
Loss (gain) on disposal of assets, net	—	450	(555)	—	(105)
Maintenance turnaround expense	—	698	—	—	698
Depreciation and amortization	—	52,714	48,355	—	101,069
Total operating costs and expenses	94	3,470,329	2,617,605	(1,511,792)	4,576,236
Operating income (loss)	(94)	296,592	274,888	—	571,386
Other income (expense):
Equity in earnings of subsidiaries	267,313	20,665	—	(287,978)	—
Interest income	—	202	162	—	364
Interest expense and other financing costs	(27,311)	(1,240)	(23,722)	—	(52,273)
Other, net	—	(513)	7,743	—	7,230
Income before income taxes	239,908	315,706	259,071	(287,978)	526,707
Provision for income taxes	—	(137,521)	(351)	—	(137,872)
Net income	239,908	178,185	258,720	(287,978)	388,835
Less net income attributable to non-controlling interest	—	—	148,927	—	148,927
Net income attributable to Western Refining, Inc.	$239,908	$178,185	$109,793	$(287,978)	$239,908
Comprehensive income attributable to Western Refining, Inc.	$239,908	$178,201	$109,834	$(287,978)	$239,965

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$3,148,824	$2,494,068	$(1,291,602)	$4,351,290
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	2,759,358	2,258,960	(1,287,149)	3,731,169
Direct operating expenses (exclusive of depreciation and amortization)	—	104,435	103,481	(4,453)	203,463
Selling, general and administrative expenses	47	26,838	27,755	—	54,640
Affiliate severance costs	—	—	3,479	—	3,479
Loss (gain) on disposal of assets, net	—	189	(70)	—	119
Depreciation and amortization	—	24,032	23,816	—	47,848
Total operating costs and expenses	47	2,914,852	2,417,421	(1,291,602)	4,040,718
Operating income (loss)	(47)	233,972	76,647	—	310,572
Other income (expense):
Equity in earnings of subsidiaries	175,780	13,823	—	(189,603)	—
Interest income	—	132	89	—	221
Interest expense and other financing costs	(19,045)	(2,223)	(6,533)	—	(27,801)
Loss on extinguishment of debt	8	(9)	—	—	(1)
Other, net	—	478	505	—	983
Income before income taxes	156,696	246,173	70,708	(189,603)	283,974
Provision for income taxes	—	(93,322)	(85)	—	(93,407)
Net income	156,696	152,851	70,623	(189,603)	190,567
Less net income attributable to non-controlling interest	—	—	33,871	—	33,871
Net income attributable to Western Refining, Inc.	$156,696	$152,851	$36,752	$(189,603)	$156,696
Comprehensive income attributable to Western Refining, Inc.	$156,696	$152,854	$36,752	$(189,603)	$156,699

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$5,838,867	$4,679,404	$(2,441,838)	$8,076,433
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	5,130,859	4,194,515	(2,433,468)	6,891,906
Direct operating expenses (exclusive of depreciation and amortization)	—	205,837	204,345	(8,370)	401,812
Selling, general and administrative expenses	93	53,983	59,296	—	113,372
Affiliate severance costs	—	—	12,878	—	12,878
Loss (gain) on disposal of assets, net	—	1,087	(82)	—	1,005
Maintenance turnaround expense	—	46,446	—	—	46,446
Depreciation and amortization	—	47,305	46,953	—	94,258
Total operating costs and expenses	93	5,485,517	4,517,905	(2,441,838)	7,561,677
Operating income (loss)	(93)	353,350	161,499	—	514,756
Other income (expense):
Equity in earnings of subsidiaries	281,582	27,119	—	(308,701)	—
Interest income	—	239	177	—	416
Interest expense and other financing costs	(39,247)	(4,485)	(13,026)	—	(56,758)
Loss on extinguishment of debt	—	(9)	—	—	(9)
Other, net	—	644	1,821	—	2,465
Income before income taxes	242,242	376,858	150,471	(308,701)	460,870
Provision for income taxes	—	(142,402)	(204)	—	(142,606)
Net income	242,242	234,456	150,267	(308,701)	318,264
Less net income attributable to non-controlling interest	—	—	76,022	—	76,022
Net income attributable to Western Refining, Inc.	$242,242	$234,456	$74,245	$(308,701)	$242,242
Comprehensive income attributable to Western Refining, Inc.	$242,242	$234,462	$74,276	$(308,701)	$242,279

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$31,237	$91,814	$246,135	$(77,142)	$292,044
Cash flows from investing activities:
Capital expenditures	—	(85,953)	(34,240)	648	(119,545)
Decrease in restricted cash	—	98,735	—	—	98,735
Return of capital from equity method investment	—	—	5,780	—	5,780
Contributions to affiliate	—	(57,627)	—	57,627	—
Proceeds from the sale of assets	—	1,118	427	(648)	897
Net cash provided by (used in) investing activities	—	(43,727)	(28,033)	57,627	(14,133)
Cash flows from financing activities:
Additions to long-term debt	—	—	300,000	—	300,000
Payments on long-term debt and capital lease obligations	(2,750)	(480)	(531)	—	(3,761)
Payments on revolving credit facility	—	—	(269,000)	—	(269,000)
Deferred financing costs	—	—	(6,820)	—	(6,820)
Distribution to affiliate	—	—	(77,142)	77,142	—
Purchases of treasury stock	(25,000)	—	—	—	(25,000)
Distribution to non-controlling interest holders	—	—	(100,287)	—	(100,287)
Dividends paid	(61,114)	—	—	—	(61,114)
Contributions from affiliates	57,627	—	—	(57,627)	—
Excess tax benefit from stock-based compensation	—	848	—	—	848
Net cash provided by (used in) financing activities	(31,237)	368	(153,780)	19,515	(165,134)
Net increase in cash and cash equivalents	—	48,455	64,322	—	112,777
Cash and cash equivalents at beginning of year	21	288,986	142,152	—	431,159
Cash and cash equivalents at end of year	$21	$337,441	$206,474	$—	$543,936

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(43,125)	$213,948	$165,641	$(58,077)	$278,387
Cash flows from investing activities:
Capital expenditures	—	(60,142)	(30,477)	—	(90,619)
Return of capital from equity method investment	—	—	1,360	—	1,360
Contributions to affiliate	—	(106,907)	—	106,907	—
Proceeds from the sale of assets	—	327	483	—	810
Net cash provided by (used in) investing activities	—	(166,722)	(28,634)	106,907	(88,449)
Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(3,009)	—	(107)	—	(3,116)
Distribution to affiliate	—	—	(58,077)	58,077	—
Purchases of treasury stock	(5,930)	—	—	—	(5,930)
Distribution to non-controlling interest holders	—	—	(75,964)	—	(75,964)
Dividends paid	(41,475)	—	—	—	(41,475)
Convertible debt redemption	(809)	—	—	—	(809)
Contributions from affiliates	94,348	—	12,559	(106,907)	—
Excess tax benefit from stock-based compensation	—	1,099	—	—	1,099
Net cash provided by (used in) financing activities	43,125	1,099	(121,589)	(48,830)	(126,195)
Net increase in cash and cash equivalents	—	48,325	15,418	—	63,743
Cash and cash equivalents at beginning of year	21	296,905	171,144	—	468,070
Cash and cash equivalents at end of year	$21	$345,230	$186,562	$—	$531,813

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Company Overview
We are an independent crude oil refiner and marketer of refined products incorporated in September 2005 under Delaware law with principal offices located in El Paso, Texas. Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol “WNR.” We own certain operating assets directly; the controlling general partner interest and a 38.4% limited partner interest in NTI and the controlling general partner interest, Incentive Distribution Rights and a 66.1% limited partner interest in WNRL. NTI and WNRL common partnership units trade on the NYSE under the symbols "NTI" and "WNRL," respectively.
We produce refined products at our refineries in El Paso, Texas (131,000 barrels per day, or bpd), near Gallup, New Mexico (25,000 bpd) and NTI's refinery in St. Paul Park, Minnesota (98,000 bpd). We sell refined products primarily in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico, through bulk distribution terminals and wholesale marketing networks and we sell refined products through two retail networks with a total of 526 company-owned and franchised retail sites in the U.S.
NTI owns and operates a refinery in St. Paul Park, Minnesota and has a retail-marketing network of 264 convenience stores. NTI directly operates 165 of these stores and supports 99 stores through franchise agreements. NTI's primary areas of operation include Minnesota and Wisconsin.
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
We changed our reportable segments during the fourth quarter of 2014 due to changes in our organization and have retrospectively adjusted our historical and financial data to account for these changes. Our operations include four business segments: refining, NTI, WNRL and retail. See Note 3, Segment Information, for further discussion of our business segments.
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

•
WNRL. WNRL owns and operates terminal, storage and transportation assets and provides related services primarily to our refining segment in the Southwest. The WNRL segment also includes wholesale assets consisting of a fleet of crude oil and refined product truck transports and wholesale petroleum product and lubricant distribution operations in the Southwest region. WNRL receives its product supply from the refining segment and third-party suppliers.

•
Retail. Our retail segment operates retail convenience stores and unmanned commercial fleet fueling ("cardlock") locations located in the Southwest. The retail convenience stores sell gasoline, diesel fuel and convenience store merchandise.

Major Influences on Results of Operations
Summary of Second Quarter 2015

•	We averaged total throughput of 134,315 bpd at the El Paso refinery for the three months ended June 30, 2015, a 3.5% decrease from the three months ended June 30, 2014.

•	We averaged total throughput of 27,686 bpd at the Gallup refinery for the three months ended June 30, 2015, a 4.9% increase from the three months ended June 30, 2014.

•	NTI averaged total throughput of 98,954 bpd at the St. Paul Park refinery for the three months ended June 30, 2015, a 6.4% increase from the three months ended June 30, 2014.

•	We declared and paid dividends of $0.34 per common share for an aggregate payment of $32.5 million.

•	NTI declared and paid a quarterly cash distribution of $1.08 per unit.

•	WNRL declared and paid a quarterly cash distribution of $0.3475 per unit.
2015 Year-to-Date Operating and Financial Highlights
Net income attributable to Western was $239.9 million, or $2.51 per diluted share for the six months ended June 30, 2015, compared to $242.2 million, or $2.44 per diluted share for the six months ended June 30, 2014.
Our operating income increased $56.6 million from June 30, 2014, to June 30, 2015, as shown by segment in the following table:

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Refining	$330,737	$387,261	$(56,524)
NTI	233,122	125,936	107,186
WNRL	41,766	34,235	7,531
Retail	4,216	2,545	1,671
Corporate	(38,455)	(35,221)	(3,234)
Total operating income	$571,386	$514,756	$56,630
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
Overview of Segments
Refining. The following items have a significant impact on our overall refinery gross margin, results of operations and cash flows:

•	fluctuations in petroleum based commodity values such as refined product prices and the cost of crude oil and other feedstocks resulting from changes in supply and demand;

•	product yield volumes that are less than total refinery throughput volume, resulting in yield loss and lower refinery gross margin;

•	seasonal fluctuations in demand for refined products;

•	the impact of our economic hedging activity;

•	fluctuations in our direct operating expenses, especially the cost of natural gas and the cost of electricity;

•	planned maintenance turnarounds, generally significant in both downtime and cost, are expensed as incurred; and

•	unplanned downtime of our refineries generally leads to increased maintenance costs and a temporary increase in working capital investment.
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
Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenues or cost of products sold. In addition to the crude oil that we purchase to supply our refinery production, we also purchase crude oil quantities that are transported to different locations and sold to third parties. We record these sales on a gross basis with the sales price recorded as revenues and the related costs within cost of products sold. Consolidated cost of products sold for the six months ended June 30, 2015, includes $16.9 million of realized and non-cash unrealized net losses from our economic hedging activities including refining segment losses of $15.8 million and NTI losses of $1.1 million. The non-cash unrealized net losses included in this total for the six months ended June 30, 2015, were $42.3 million, including $44.0 million related to refining segment losses offset by $1.7 million in NTI gains.
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
NTI. NTI's gross margins, results of operations and cash flows are primarily affected by the following:

•	fluctuations in petroleum based commodity values such as refined product prices and the cost of crude oil and other feedstocks resulting from changes in supply and demand;

•	product yield volumes that are less than total refinery throughput volume, resulting in yield loss and lower refinery gross margin;

•	adjustments to reflect the lower of cost or market value of crude oil, finished product and retail last-in, first-out ("LIFO") inventory values;

•	fluctuations in its direct operating expenses, especially related to the cost of natural gas and the cost of electricity;

•	planned maintenance turnarounds, generally significant in both downtime and cost, are expensed as incurred;

•	seasonal fluctuations in demand for refined products; and

•	unplanned refinery downtime generally leads to increased maintenance costs and a temporary increase in working capital investment.
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

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and six months ended June 30, 2015 and 2014, respectively. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.
Consolidated
Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$2,828,892	$4,351,290	$(1,522,398)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	2,177,887	3,731,169	(1,553,282)
Direct operating expenses (exclusive of depreciation and amortization) (1)	224,723	203,463	21,260
Selling, general and administrative expenses	59,540	54,640	4,900
Affiliate severance costs	—	3,479	(3,479)
Loss (gain) on disposal of assets, net	(387)	119	(506)
Maintenance turnaround expense	593	—	593
Depreciation and amortization	51,143	47,848	3,295
Total operating costs and expenses	2,513,499	4,040,718	(1,527,219)
Operating income	315,393	310,572	4,821
Other income (expense):
Interest income	201	221	(20)
Interest expense and other financing costs	(27,316)	(27,801)	485
Loss on extinguishment of debt	—	(1)	1
Other, net	4,024	983	3,041
Income before income taxes	292,302	283,974	8,328
Provision for income taxes	(78,435)	(93,407)	14,972
Net income	213,867	190,567	23,300
Less net income attributable to non-controlling interests (2)	79,948	33,871	46,077
Net income attributable to Western Refining, Inc.	$133,919	$156,696	$(22,777)

Basic earnings per share	$1.40	$1.88	$(0.48)
Diluted earnings per share	$1.40	$1.56	$(0.16)
Dividends declared per common share	$0.34	$0.26	$0.08
Weighted average basic shares outstanding	95,539	83,556	11,983
Weighted average dilutive shares outstanding	95,626	102,657	(7,031)

(1)
Excludes $895.5 million and $1,236.7 million of intercompany sales and $895.5 million and $1,232.2 million of intercompany cost of products sold for the three months ended June 30, 2015 and June 30, 2014, respectively, and $4.5 million of intercompany direct operating expenses for the three months ended June 30, 2014 with no comparable activity for three months ended June 30, 2015.

(2)
Net income attributable to non-controlling interests for the three months ended June 30, 2015, consisted of income from NTI and WNRL in the amount of $74.6 million and $5.4 million, respectively. Net income attributable to non-controlling interests for the three months ended June 30, 2014, consisted of income from NTI and WNRL in the amount of $30.1 million and $3.8 million, respectively.

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Economic Hedging Activities Recognized within Cost of Products Sold
Realized hedging gain, net	$7,823	$1,812	$6,011
Unrealized hedging gain (loss), net	(22,287)	45,379	(67,666)
Total hedging gain (loss), net	$(14,464)	$47,191	$(61,655)

Cash Flow Data
Net cash provided by (used in):
Operating activities	$187,066	$214,355	$(27,289)
Investing activities	(4,962)	(38,000)	33,038
Financing activities	(101,242)	(76,179)	(25,063)
Capital expenditures	66,350	40,021	26,329
Gross Margin. Gross margin is calculated as net sales less cost of products sold (exclusive of depreciation and amortization). Our consolidated gross margin increased by 5.0% from the three months ended June 30, 2014 to the three months ended June 30, 2015. This increase was primarily due to refining margins, economic hedging activities and a lower of cost or market (LCM) inventory recovery. We discuss refining margins and economic hedging activities under our refining and NTI segments.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to an increase of $9.8 million, $4.8 million, $3.7 million and $3.1 million in our NTI, WNRL, retail and refining segments, respectively.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses resulted from an increase of $3.5 million $0.7 million, $0.6 million and $0.4 million in our corporate overhead, NTI, WNRL and retail segments, respectively, partially offset by a decrease of $0.2 million in our refining segment. The increase in corporate overhead was due to higher employee expenses based primarily on higher incentive compensation accruals in the current period.
Affiliate Severance Costs. The severance costs incurred during the three months ended June 30, 2014, relate to severance payments resulting from Western's acquisition of NTI's general partner.
Maintenance Turnaround Expense. We reported minimal turnaround expenses during the three months ended June 30, 2015.
Depreciation and Amortization. The increase between periods is primarily due to additional depreciation associated with logistics assets capitalized through the ongoing expansion of our Delaware Basin logistics system.

Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$5,147,622	$8,076,433	$(2,928,811)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	3,919,197	6,891,906	(2,972,709)
Direct operating expenses (exclusive of depreciation and amortization) (1)	440,034	401,812	38,222
Selling, general and administrative expenses	115,343	113,372	1,971
Affiliate severance costs	—	12,878	(12,878)
Loss (gain) on disposal of assets, net	(105)	1,005	(1,110)
Maintenance turnaround expense	698	46,446	(45,748)
Depreciation and amortization	101,069	94,258	6,811
Total operating costs and expenses	4,576,236	7,561,677	(2,985,441)
Operating income	571,386	514,756	56,630
Other income (expense):
Interest income	364	416	(52)
Interest expense and other financing costs	(52,273)	(56,758)	4,485
Loss on extinguishment of debt	—	(9)	9
Other, net	7,230	2,465	4,765
Income before income taxes	526,707	460,870	65,837
Provision for income taxes	(137,872)	(142,606)	4,734
Net income	388,835	318,264	70,571
Less net income attributable to non-controlling interests (2)	148,927	76,022	72,905
Net income attributable to Western Refining, Inc.	$239,908	$242,242	$(2,334)

Basic earnings per share	$2.51	$2.97	$(0.46)
Diluted earnings per share	$2.51	$2.44	$0.07
Dividends declared per common share	$0.64	$0.52	$0.12
Weighted average basic shares outstanding	95,553	81,653	13,900
Weighted average dilutive shares outstanding	95,654	102,655	(7,001)

(1)
Excludes $1,632.0 million and $2,294.8 million of intercompany sales and $1,632.0 million and $2,286.5 million of intercompany cost of products sold for the six months ended June 30, 2015 and June 30, 2014, respectively, and $8.3 million of intercompany direct operating expenses for the six months ended June 30, 2014 with no comparable activity for six months ended June 30, 2015.

(2)
Net income attributable to non-controlling interests for the six months ended June 30, 2015, consisted of income from NTI and WNRL in the amount of $138.4 million and $10.6 million, respectively. Net income attributable to non-controlling interests for the six months ended June 30, 2014, consisted of income from NTI and WNRL in the amount of $68.4 million and $7.6 million, respectively.

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Economic Hedging Activities Recognized within Cost of Products Sold
Realized hedging gain, net	$25,376	$17,556	$7,820
Unrealized hedging gain (loss), net	(42,344)	119,350	(161,694)
Total hedging gain (loss), net	$(16,968)	$136,906	$(153,874)

Cash Flow Data
Net cash provided by (used in):
Operating activities	$292,044	$278,387	$13,657
Investing activities	(14,133)	(88,449)	74,316
Financing activities	(165,134)	(126,195)	(38,939)
Capital expenditures	119,545	90,619	28,926
Gross Margin. Gross margin is calculated as net sales less cost of products sold (exclusive of depreciation and amortization). Our consolidated gross margin increased by 3.7% from the six months ended June 30, 2014 to the six months ended June 30, 2015. This increase was primarily due to refining margins and economic hedging activities. We discuss refining margins and economic hedging activities under our refining and NTI segments.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to an increase of $12.4 million, $10.6 million, $7.6 million and $7.9 million in our NTI, WNRL, retail and refining segments, respectively.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses resulted from an increase of $3.5 million, $2.2 million, $1.3 million and $1.1 million in our corporate overhead and our refining, WNRL and retail segments, respectively, partially offset by a decrease of $6.1 million in our NTI segment. The increase in corporate overhead was due to higher employee expenses based primarily on higher incentive compensation accruals in the current period.
Affiliate Severance Costs. The severance costs incurred during the six months ended June 30, 2014, relate to severance payments resulting from Western's acquisition of NTI's general partner.
Maintenance Turnaround Expense. We reported minimal turnaround expenses during the six months ended June 30, 2015. During the six months ended June 30, 2014, we reported turnaround expenses in connection with the 2014 turnaround of the south side units of the El Paso refinery.
Depreciation and Amortization. The increase between periods is primarily due to additional depreciation at our El Paso refinery primarily resulting from assets capitalized during the first quarter of 2014 in El Paso and additional depreciation associated with our logistics assets related to the ongoing expansion of our Delaware Basin logistics system.
Interest Expense and Other Financing Costs. The decrease in interest expense from prior periods was attributable to the retirement of the 5.75% Convertible Senior Unsecured Notes during the second quarter of 2014. This decrease was partially offset during the current year by interest incurred through WNRL's issuance of $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes").

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

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Gross Margin by Segment (excluding intersegment transactions)
Refining	$291,080	$350,479	$(59,399)
NTI	244,021	170,497	73,524
WNRL	70,475	60,158	10,317
Retail	45,429	38,851	6,578
Other	—	136	(136)
Consolidated gross margin	$651,005	$620,121	$30,884
Direct Operating Expenses by Segment (excluding intersegment transactions)
Refining	$77,379	$74,286	$3,093
NTI	76,348	66,507	9,841
WNRL	37,355	32,521	4,834
Retail	33,641	29,950	3,691
Other	—	199	(199)
Consolidated direct operating expenses	$224,723	$203,463	$21,260
Depreciation and Amortization by Segment
Refining	$21,884	$20,397	$1,487
NTI	19,515	19,362	153
WNRL	4,737	4,454	283
Retail	4,031	2,817	1,214
Other	976	818	158
Consolidated depreciation and amortization	$51,143	$47,848	$3,295
See additional analysis under discussions of our refining, NTI, WNRL and retail segments.

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Gross Margin by Segment (excluding intersegment transactions)
Refining	$547,065	$635,768	$(88,703)
NTI	461,334	360,423	100,911
WNRL	136,170	116,096	20,074
Retail	83,856	72,010	11,846
Other	—	230	(230)
Consolidated gross margin	$1,228,425	$1,184,527	$43,898
Direct Operating Expenses by Segment (excluding intersegment transactions)
Refining	$154,911	$147,040	$7,871
NTI	146,053	133,626	12,427
WNRL	72,992	62,349	10,643
Retail	65,995	58,405	7,590
Other	83	392	(309)
Consolidated direct operating expenses	$440,034	$401,812	$38,222
Depreciation and Amortization by Segment
Refining	$43,522	$39,865	$3,657
NTI	38,880	38,347	533
WNRL	9,475	8,606	869
Retail	7,317	5,752	1,565
Other	1,875	1,688	187
Consolidated depreciation and amortization	$101,069	$94,258	$6,811
See additional analysis under discussions of our refining, NTI, WNRL and retail segments.

Adjusted EBITDA
Adjusted EBITDA represents earnings before interest expense and other financing costs, provision for income taxes, depreciation, amortization, maintenance turnaround expense and certain other non-cash income and expense items. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP. Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, the accounting effects of significant turnaround activities (that many of our competitors capitalize and thereby exclude from their measures of EBITDA) and certain non-cash charges that are items that may vary for different companies for reasons unrelated to overall operating performance.
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
Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$133,919	$156,696	$(22,777)
Net income attributable to non-controlling interests	79,948	33,871	46,077
Interest expense and other financing costs	27,316	27,801	(485)
Provision for income taxes	78,435	93,407	(14,972)
Loss (gain) on disposal of assets, net	(387)	119	(506)
Depreciation and amortization	51,143	47,848	3,295
Maintenance turnaround expense	593	—	593
Loss on extinguishment of debt	—	1	(1)
Net change in lower of cost or market inventory reserve	(38,204)	—	(38,204)
Unrealized loss (gain) on commodity hedging transactions	22,287	(45,379)	67,666
Adjusted EBITDA	$355,050	$314,364	$40,686

Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$239,908	$242,242	$(2,334)
Net income attributable to non-controlling interests	148,927	76,022	72,905
Interest expense and other financing costs	52,273	56,758	(4,485)
Provision for income taxes	137,872	142,606	(4,734)
Loss (gain) on disposal of assets, net	(105)	1,005	(1,110)
Depreciation and amortization	101,069	94,258	6,811
Maintenance turnaround expense	698	46,446	(45,748)
Loss on extinguishment of debt	—	9	(9)
Net change in lower of cost or market inventory reserve	(53,926)	—	(53,926)
Unrealized loss (gain) on commodity hedging transactions	42,344	(119,350)	161,694
Adjusted EBITDA	$669,060	$539,996	$129,064

Refining Segment
Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per barrel data)
Statement of Operations Data:
Net sales (including intersegment sales) (1)	$1,819,032	$2,742,701	$(923,669)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	1,527,952	2,392,222	(864,270)
Direct operating expenses (exclusive of depreciation and amortization)	77,379	74,286	3,093
Selling, general and administrative expenses	7,133	7,354	(221)
Loss on disposal of assets, net	78	188	(110)
Maintenance turnaround expense	593	—	593
Depreciation and amortization	21,884	20,397	1,487
Total operating costs and expenses	1,635,019	2,494,447	(859,428)
Operating income	$184,013	$248,254	$(64,241)
Key Operating Statistics
Total sales volume (bpd) (1) (3)	233,653	227,313	6,340
Total production (bpd)	160,266	163,567	(3,301)
Total throughput (bpd)	162,001	165,641	(3,640)
Per barrel of throughput:
Refinery gross margin (2) (4)	$19.71	$23.42	$(3.71)
Direct operating expenses (5)	5.25	4.93	0.32
Mid-Atlantic sales volume (bbls)	2,513	2,496	17
Mid-Atlantic margin per barrel	$0.32	$(1.03)	$1.35
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
El Paso and Gallup Refineries

	Three Months Ended
	June 30,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	86,034	84,773	1,261
Diesel and jet fuel	63,188	69,080	(5,892)
Residuum	5,140	5,792	(652)
Other	5,904	3,922	1,982
Total production (bpd)	160,266	163,567	(3,301)
Throughput (bpd):
Sweet crude oil	132,230	126,797	5,433
Sour crude oil	22,068	29,019	(6,951)
Other feedstocks and blendstocks	7,703	9,825	(2,122)
Total throughput (bpd)	162,001	165,641	(3,640)

El Paso Refinery

	Three Months Ended
	June 30,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	68,289	68,566	(277)
Diesel and jet fuel	55,032	60,693	(5,661)
Residuum	5,140	5,792	(652)
Other	4,504	2,462	2,042
Total production (bpd)	132,965	137,513	(4,548)
Throughput (bpd):
Sweet crude oil	106,601	102,162	4,439
Sour crude oil	22,068	29,019	(6,951)
Other feedstocks and blendstocks	5,646	8,060	(2,414)
Total throughput (bpd)	134,315	139,241	(4,926)
Total sales volume (bpd) (3)	149,561	150,728	(1,167)
Per barrel of throughput:
Refinery gross margin (2) (4)	$20.01	$20.95	$(0.94)
Direct operating expenses (5)	4.17	3.86	0.31

Gallup Refinery

	Three Months Ended
	June 30,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	17,745	16,207	1,538
Diesel and jet fuel	8,156	8,387	(231)
Other	1,400	1,460	(60)
Total production (bpd)	27,301	26,054	1,247
Throughput (bpd):
Sweet crude oil	25,629	24,635	994
Other feedstocks and blendstocks	2,057	1,765	292
Total throughput (bpd)	27,686	26,400	1,286
Total sales volume (bpd) (3)	33,637	33,839	(202)
Per barrel of throughput:
Refinery gross margin (2) (4)	$22.64	$15.34	$7.30
Direct operating expenses (5)	7.81	9.03	(1.22)

(1)
Refining net sales for the three months ended June 30, 2015 and 2014, includes $259.0 million and $399.0 million, respectively, representing a period average of 50,455 bpd and 42,747 bpd, respectively, in crude oil sales to third parties.

(2)
Cost of products sold for the refining segment includes the segment's net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Realized hedging gain, net	$10,686	$4,177	$6,509
Unrealized hedging gain (loss), net	(22,795)	44,918	(67,713)
Total hedging gain (loss), net	$(12,109)	$49,095	$(61,204)

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 10.7% and 9.4% of our total consolidated sales volumes for the three months ended June 30, 2015 and 2014, respectively. The majority of the purchased refined products are distributed through our refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

(4)
Refinery gross margin for the respective periods presented is a per barrel measurement calculated by subtracting cost of products sold from net sales and dividing that difference by our refineries’ total throughput volumes. Net realized and net non-cash unrealized economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Refinery gross margin is a non-GAAP performance measure that we believe is useful for evaluating our refinery performance as a general indication of the excess of the refined product sales amount over the related cost of products sold. Our calculation of refinery gross margin excludes the sales and costs related to our Mid-Atlantic business that we report within the refining segment. The following table reconciles the sales and cost of sales used to calculate refinery gross margin with the total sales and cost of sales reported in the refining statement of operations data above:

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Refinery net sales (including intersegment sales)	$1,612,976	$2,430,001	$(817,025)
Mid-Atlantic sales	206,056	312,700	(106,644)
Net sales (including intersegment sales)	$1,819,032	$2,742,701	$(923,669)

Refinery cost of products sold (exclusive of depreciation and amortization)	$1,322,364	$2,076,946	$(754,582)
Mid-Atlantic cost of products sold	205,588	315,276	(109,688)
Cost of products sold (exclusive of depreciation and amortization)	$1,527,952	$2,392,222	$(864,270)

Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. The following table reconciles combined gross profit for our refineries to combined gross margin for our refineries for the periods presented:

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per barrel data)
Refinery net sales (including intersegment sales)	$1,612,976	$2,430,001	$(817,025)
Refinery cost of products sold (exclusive of depreciation and amortization)	1,322,364	2,076,946	(754,582)
Depreciation and amortization	21,884	20,397	1,487
Gross profit	268,728	332,658	(63,930)
Plus depreciation and amortization	21,884	20,397	1,487
Refinery gross margin	$290,612	$353,055	$(62,443)
Refinery gross margin per throughput barrel	$19.71	$23.42	$(3.71)
Gross profit per throughput barrel	$18.23	$22.07	$(3.84)

(5)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Gross Margin. Refinery gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Excluding the impact of hedging activities, refinery gross margin per throughput barrel increased in a manner consistent with the increase in industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread rose to $22.76 in the second quarter of 2015 from $19.14 in the second quarter of 2014. Our crude oil purchases are based on pricing tied to WTI that, in recent quarters, has experienced price volatility relative to Brent crude oil. During the second quarter of 2015, this differential decreased to an average of $4.00 per barrel from an average of $6.62 per barrel for the second quarter of 2014. During 2014 and through the first six months of 2015, our El Paso refinery margins reflected the positive impact of the WTI Midland/Cushing discount. This positive impact has declined in the current period as the WTI Midland/Cushing discount has decreased to an average $0.60 per barrel during the second quarter of 2015, compared to $8.40 for the second quarter of 2014.
Refinery gross margin was also affected by second quarter 2015 net realized and unrealized economic hedging losses of $12.1 million compared to net realized and unrealized economic hedging gains of $49.1 million during the second quarter of 2014. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on a portion of our future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin.
Other impacts to margin include the net cost of Renewable Identification Numbers ("RIN"), which was $6.5 million for the three months ended June 30, 2015, compared to $1.3 million for the three months ended June 30, 2014. Total refinery throughput decreased by 0.3 million barrels quarter over quarter. Our refined product sales volume increased to 21.3 million barrels during the second quarter of 2015 from 20.7 million barrels during the second quarter of 2014.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter primarily due to higher maintenance of $2.9 million due to maintenance projects in the El Paso refinery, higher employee expense of $1.8 million due to increased headcount and higher railcar lease expense of $0.9 million due to new short term leases in 2015, partially offset by lower energy expense of $3.0 million due to decreased natural gas prices.
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation associated with recently capitalized assets.

Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per barrel data)
Statement of Operations Data:
Net sales (including intersegment sales) (1)	$3,310,473	$5,068,515	$(1,758,042)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	2,763,408	4,432,747	(1,669,339)
Direct operating expenses (exclusive of depreciation and amortization)	154,911	147,040	7,871
Selling, general and administrative expenses	16,702	14,484	2,218
Loss on disposal of assets, net	495	672	(177)
Maintenance turnaround expense	698	46,446	(45,748)
Depreciation and amortization	43,522	39,865	3,657
Total operating costs and expenses	2,979,736	4,681,254	(1,701,518)
Operating income	$330,737	$387,261	$(56,524)
Key Operating Statistics
Total sales volume (bpd) (1) (3)	233,564	214,105	19,459
Total production (bpd)	162,539	149,362	13,177
Total throughput (bpd)	164,635	151,642	12,993
Per barrel of throughput:
Refinery gross margin (2) (4)	$18.26	$23.14	$(4.88)
Direct operating expenses (5)	5.20	5.36	(0.16)
Mid-Atlantic sales volume (bbls)	4,453	4,878	(425)
Mid-Atlantic margin per barrel	$0.75	$0.15	$0.60
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
El Paso and Gallup Refineries

	Six Months Ended
	June 30,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	87,607	75,894	11,713
Diesel and jet fuel	64,143	62,626	1,517
Residuum	5,039	5,075	(36)
Other	5,750	5,767	(17)
Total production (bpd)	162,539	149,362	13,177
Throughput (bpd):
Sweet crude oil	131,709	120,157	11,552
Sour crude oil	22,649	24,090	(1,441)
Other feedstocks and blendstocks	10,277	7,395	2,882
Total throughput (bpd)	164,635	151,642	12,993

El Paso Refinery

	Six Months Ended
	June 30,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	69,981	59,018	10,963
Diesel and jet fuel	55,874	54,215	1,659
Residuum	5,039	5,075	(36)
Other	4,244	4,132	112
Total production (bpd)	135,138	122,440	12,698
Throughput (bpd):
Sweet crude oil	106,481	95,052	11,429
Sour crude oil	22,649	24,090	(1,441)
Other feedstocks and blendstocks	7,665	5,132	2,533
Total throughput (bpd)	136,795	124,274	12,521
Total sales volume (bpd) (3)	150,680	139,176	11,504
Per barrel of throughput:
Refinery gross margin (2) (4)	$18.72	$18.70	$0.02
Direct operating expenses (5)	4.13	4.31	(0.18)

Gallup Refinery

	Six Months Ended
	June 30,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	17,626	16,876	750
Diesel and jet fuel	8,269	8,411	(142)
Other	1,506	1,635	(129)
Total production (bpd)	27,401	26,922	479
Throughput (bpd):
Sweet crude oil	25,228	25,105	123
Other feedstocks and blendstocks	2,612	2,263	349
Total throughput (bpd)	27,840	27,368	472
Total sales volume (bpd) (3)	33,263	33,520	(257)
Per barrel of throughput:
Refinery gross margin (2) (4)	$18.34	$14.42	$3.92
Direct operating expenses (5)	7.93	8.73	(0.80)

(1)
Refining net sales for the six months ended June 30, 2015 and 2014, includes $474.5 million and $753.4 million, respectively, representing a period average of 49,621 bpd and 41,409 bpd, respectively, in crude oil sales to third parties.

(2)
Cost of products sold for the refining segment includes the segment's net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Realized hedging gain, net	$28,141	$20,661	$7,480
Unrealized hedging gain (loss), net	(43,977)	119,056	(163,033)
Total hedging gain (loss), net	$(15,836)	$139,717	$(155,553)

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 10.0% and 11.1% of our total consolidated sales volumes for the six months ended June 30, 2015 and 2014, respectively. The majority of the purchased refined products are distributed through our refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

(4)
Refinery gross margin for the respective periods presented is a per barrel measurement calculated by subtracting cost of products sold from net sales and dividing that difference by our refineries’ total throughput volumes. Net realized and net non-cash unrealized economic hedging gains and losses included in the combined refining segment gross margin are not allocated to the individual refineries. Refinery gross margin is a non-GAAP performance measure that we believe is useful for evaluating our refinery performance as a general indication of the excess of the refined product sales amount over the related cost of products sold. Our calculation of refinery gross margin excludes the sales and costs related to our Mid-Atlantic business that we report within the refining segment. The following table reconciles the sales and cost of sales used to calculate refinery gross margin with the total sales and cost of sales reported in the refining statement of operations data above:

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Refinery net sales (including intersegment sales)	$2,968,495	$4,471,200	$(1,502,705)
Mid-Atlantic sales	341,978	597,315	(255,337)
Net sales (including intersegment sales)	$3,310,473	$5,068,515	$(1,758,042)

Refinery cost of products sold (exclusive of depreciation and amortization)	$2,424,458	$3,836,144	$(1,411,686)
Mid-Atlantic cost of products sold	338,950	596,603	(257,653)
Cost of products sold (exclusive of depreciation and amortization)	$2,763,408	$4,432,747	$(1,669,339)

Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. The following table reconciles combined gross profit for our refineries to combined gross margin for our refineries for the periods presented:

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per barrel data)
Refinery net sales (including intersegment sales)	$2,968,495	$4,471,200	$(1,502,705)
Refinery cost of products sold (exclusive of depreciation and amortization)	2,424,458	3,836,144	(1,411,686)
Depreciation and amortization	43,522	39,865	3,657
Gross profit	500,515	595,191	(94,676)
Plus depreciation and amortization	43,522	39,865	3,657
Refinery gross margin	$544,037	$635,056	$(91,019)
Refinery gross margin per throughput barrel	$18.26	$23.14	$(4.88)
Gross profit per throughput barrel	$16.80	$21.69	$(4.89)

(5)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Gross Margin. Refinery gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Excluding the impact of hedging activities, refinery gross margin per throughput barrel increased in a manner consistent with the increase in industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread rose to $20.40 in the first six months of 2015 from $17.89 in the first six months of 2014. Our crude oil purchases are based on pricing tied to WTI that, in recent quarters, has experienced price volatility relative to Brent crude oil. During the first six months of 2015, this differential decreased to an average of $4.60 per barrel from an average of $8.02 per barrel for the first six months of 2014. During 2014 and through the first six months of 2015, our El Paso refinery margins have reflected the positive impact of the WTI Midland/Cushing discount. This positive impact has declined in the current period as the WTI Midland/Cushing discount has decreased to an average of $1.25 per barrel during the first six months of 2015, compared to $5.95 for the first six months of 2014.
Refinery gross margin was also affected by net realized and unrealized economic hedging losses of $15.8 million for the first six months of 2015, compared to net realized and unrealized economic hedging gains of $139.7 million for the first six months of 2014. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on a portion of our future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin.
Other impacts to margin include the net cost of RINs, which was $12.7 million for the first six months of 2015, compared to $11.3 million for the first six months of 2014. Total refinery throughput increased by 2.4 million barrels. Our refined product sales volume increased to 42.3 million barrels during the first six months of 2015 from 38.8 million barrels during the first six months of 2014. The increase in refinery throughput and refined product sales volume was primarily due to a turnaround for the south side units of the El Paso refinery during the first quarter of 2014, with no similar activity in 2015.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased primarily due to higher maintenance expenses of $5.0 million due to maintenance projects in the El Paso refinery, higher employee expense of $3.6 million due to increased headcount and higher railcar lease expense of $2.1 million due to new short term leases in 2015, partially offset by lower energy expense of $4.0 million due to decreased natural gas prices.
Maintenance Turnaround Expense. During the six months ended June 30, 2014, we reported turnaround expenses in connection with a turnaround of the south side units of the El Paso refinery.
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation at our El Paso refinery primarily resulting from assets capitalized during the first quarter of 2014 in El Paso and additional deprecation associated with recently capitalized assets.

NTI
Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per barrel data)
Statement of Operations Data:
Net sales	$852,820	$1,499,321	$(646,501)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	608,799	1,328,824	(720,025)
Direct operating expenses (exclusive of depreciation and amortization)	76,348	66,507	9,841
Selling, general and administrative expenses	23,319	22,632	687
Affiliate severance costs	—	3,479	(3,479)
Gain on disposal of assets, net	(296)	(89)	(207)
Depreciation and amortization	19,515	19,362	153
Total operating costs and expenses	727,685	1,440,715	(713,030)
Operating income	$125,135	$58,606	$66,529
Key Operating Statistics
Total sales volume (bpd)	103,778	102,409	1,369
Total refinery production (bpd)	98,722	93,342	5,380
Total refinery throughput (bpd) (2)	98,954	93,022	5,932
Per barrel of throughput:
Refinery gross margin (1) (3)	$21.98	$15.03	$6.95
Direct operating expenses (4)	4.80	4.17	0.63

Retail fuel gallons sold (in thousands)	77,398	76,740	658
Retail fuel margin per gallon (5)	$0.22	$0.19	$0.03
Merchandise sales	95,799	89,895	5,904
Merchandise margin (6)	25.9%	26.5%	(0.6)%

(1)
Cost of products sold for NTI includes the net realized and net non-cash unrealized hedging activity shown in the table below. Hedging gains and losses are also included in the combined gross profit and refinery gross margin.

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Realized hedging loss, net	$(2,863)	$(2,365)	$(498)
Unrealized hedging gain, net	508	461	47
Total hedging loss, net	$(2,355)	$(1,904)	$(451)

(2)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by the refinery's total throughput volumes for the respective periods presented. Refinery net sales include $37.2 million and $314.5 million related to crude oil sales during the second quarter of 2015 and 2014, respectively. Refinery gross margin is a non-GAAP performance measure that we believe is useful in evaluating refinery performance as a general indication of the excess of the refined product sales amount over the related cost of products sold. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled to corresponding amounts included in the statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. Cost of products sold for the second quarter of 2015 includes a non-cash adjustment of $38.2 million in order to state the inventory value at market prices that were lower than cost.
The following table reconciles gross profit to gross margin for the St. Paul Park refinery for the periods presented:

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per barrel data)
Net refinery sales (including intersegment sales)	$839,876	$1,486,741	$(646,865)
Refinery cost of products sold (exclusive of depreciation and amortization)	641,872	1,359,500	(717,628)
Refinery depreciation and amortization	17,255	17,398	(143)
Gross profit	180,749	109,843	70,906
Plus depreciation and amortization	17,255	17,398	(143)
Refinery gross margin	$198,004	$127,241	$70,763
Refinery gross margin per refinery throughput barrel	$21.98	$15.03	$6.95
Gross profit per refinery throughput barrel	$20.07	$12.98	$7.09

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

Gross Margin. Refinery gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). NTI gross margin increased primarily due to increased gross margin per barrel sold and a volume increase in barrels sold of 1.3% due to higher throughput in the three months ended June 30, 2015. Gross margin for the three months ended June 30, 2015, includes a non-cash adjustment of $38.2 million to state NTI's LIFO inventory at market prices, which were lower than LIFO cost.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter due to an increase in higher personnel costs due to higher throughput levels in 2015 and higher contractor costs and material costs related to NTI's flare emission reduction plan. These increases were partially offset by lower natural gas costs during the three months ended June 30, 2015.
Selling, General and Administrative Expenses. The increase relates primarily to higher personnel costs including equity-based compensation expense partially offset by lower insurance costs.
Affiliate Severance Costs. The severance costs incurred during the three months ended June 30, 2014, relate to severance payments resulting from Western's acquisition of NTI's general partner.
Depreciation and Amortization. Depreciation and amortization increased due primarily to increased refining assets placed in service since March 31, 2014, the most significant of which was NTI's waste water treatment plant.

Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per barrel data)
Statement of Operations Data:
Net sales	$1,550,596	$2,756,699	$(1,206,103)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,089,262	2,396,214	(1,306,952)
Direct operating expenses (exclusive of depreciation and amortization)	146,053	133,688	12,365
Selling, general and administrative expenses	43,590	49,737	(6,147)
Affiliate severance costs	—	12,878	(12,878)
Gain on disposal of assets, net	(311)	(101)	(210)
Depreciation and amortization	38,880	38,347	533
Total operating costs and expenses	1,317,474	2,630,763	(1,313,289)
Operating income	$233,122	$125,936	$107,186
Key Operating Statistics
Total sales volume (bpd)	101,144	95,822	5,322
Total refinery production (bpd)	96,529	93,139	3,390
Total refinery throughput (bpd) (2)	96,544	92,826	3,718
Per barrel of throughput:
Refinery gross margin (1) (3)	$21.39	$16.54	$4.85
Direct operating expenses (4)	4.70	4.33	0.37

Retail fuel gallons sold (in thousands)	149,259	149,779	(520)
Retail fuel margin per gallon (5)	$0.21	$0.19	$0.02
Merchandise sales	178,413	168,443	9,970
Merchandise margin (6)	25.9%	26.2%	(0.3)%
Company-operated retail outlets at period end	165	164	1
Franchised retail outlets at period end	99	81	18

(1)
Cost of products sold for NTI includes the net realized and net non-cash unrealized hedging activity shown in the table below. Hedging gains and losses are also included in the combined gross profit and refinery gross margin.

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Realized hedging loss, net	$(2,765)	$(3,105)	$340
Unrealized hedging gain, net	1,633	294	1,339
Total hedging loss, net	$(1,132)	$(2,811)	$1,679

(2)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by the refinery's total throughput volumes for the respective periods presented. Refinery net sales include $59.0 million and $569.2 million related to crude oil sales during the first six months of 2015 and 2014, respectively. Refinery gross margin is a non-GAAP performance measure that we believe is useful in evaluating refinery performance as a general indication of the excess of the refined product sales amount over the related cost of products sold. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled to corresponding amounts included in the statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. Cost of products sold for the first six months of 2015 includes a non-cash recovery of $49.0 million in order to state the inventory value at market prices that were lower than cost.
The following table reconciles gross profit to gross margin for the St. Paul Park refinery for the periods presented:

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per barrel data)
Net refinery sales (including intersegment sales)	$1,529,406	$2,730,336	$(1,200,930)
Refinery cost of products sold (exclusive of depreciation and amortization)	1,155,618	2,452,431	(1,296,813)
Refinery depreciation and amortization	34,368	34,488	(120)
Gross profit	339,420	243,417	96,003
Plus depreciation and amortization	34,368	34,488	(120)
Refinery gross margin	$373,788	$277,905	$95,883
Refinery gross margin per refinery throughput barrel	$21.39	$16.54	$4.85
Gross profit per refinery throughput barrel	$19.42	$14.49	$4.93

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

Gross Margin. Refinery gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). NTI gross margin increased primarily due to a 27.5% increase in gross margin per barrel sold. Additionally, gross margin increased due to 5.6% higher sales volumes due to higher throughput in the six months ended June 30, 2015. Gross margin for the six months ended June 30, 2015, includes a non-cash recovery of $49.0 million to state NTI's LIFO inventory at market prices, which were lower than LIFO cost.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter as a result of higher personnel costs and chemical costs resulting from higher throughput levels in 2015 and higher material costs and contractor labor costs in 2015 due primarily to NTI's flare emissions reduction plan. These increases were partially offset by lower natural gas costs during the six months ended June 30, 2015.
Selling, General and Administrative Expenses. This decrease relates primarily to lower incentive compensation expense, insurance costs and professional service costs.
Affiliate Severance Costs. The severance costs incurred during the six months ended June 30, 2014, relate to severance payments resulting from Western's acquisition of NTI's general partner.
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
Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Statement of Operations Data:
Net sales	$734,501	$970,337	$(235,836)
Operating costs and expenses:
Cost of products sold	664,026	905,726	(241,700)
Direct operating expenses	37,355	36,974	381
Selling, general and administrative expenses	6,250	5,691	559
Loss (gain) on disposal of assets, net	(160)	18	(178)
Depreciation and amortization	4,737	4,454	283
Total operating costs and expenses	712,208	952,863	(240,655)
Operating income	$22,293	$17,474	$4,819

	Three Months Ended
	June 30,
	2015	2014	Change
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	43,873	24,196	19,677
Four Corners system (1)	51,486	35,837	15,649
Gathering (truck offloading):
Permian/Delaware Basin system	24,019	26,178	(2,159)
Four Corners system	12,950	11,188	1,762
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	389,220	406,881	(17,661)
Wholesale:
Fuel gallons sold (in thousands)	310,811	293,204	17,607
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	79,023	65,095	13,928
Fuel margin per gallon (2)	$0.037	$0.020	$0.017
Lubricant gallons sold (in thousands)	3,014	3,068	(54)
Lubricant margin per gallon (3)	$0.78	$0.85	$(0.07)
Crude oil trucking volume (bpd)	48,992	37,251	11,741
Average crude oil revenue per barrel	$2.51	$2.99	$(0.48)

(1)
Some barrels of crude oil in route to Western's Gallup refinery and Permian/Delaware Basin are transported on more than one of our mainlines. Mainline movements for the Four Corners and Delaware Basin systems include each barrel transported on each mainline.

(2)
Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales, net of transportation charges, and cost of fuel sales for WNRL's wholesale business by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(3)
Lubricant margin per gallon is a measurement calculated by dividing the difference between lubricant sales, net of transportation charges, and lubricant cost of products sold by the number of gallons sold. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). WNRL's gross margin increased by 9.1% primarily due to truck freight revenue from increased crude oil gathering activity in the Permian Basin area.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter due to an increase in employee expenses resulting from increased headcount primarily to our staff of drivers due to additions to our truck fleet of $1.5 million, partially offset by a decrease in fuel expense for our transportation department of $0.9 million and maintenance expenses of $0.6 million that was primarily due to differences in the timing of the scheduled maintenance during the second quarter of 2015 versus the second quarter of 2014.
WNRL's logistics maintenance costs are generally cyclical in nature. WNRL's terminal facilities are subject to recurring maintenance for normal wear and related maintenance costs are generally consistent from period to period. A routine service cycle for tank inspections and maintenance at WNRL's storage facilities is generally every 10 years. Pipelines are also subject to routine periodic inspections. When WNRL changes the service use of a storage tank, maintenance costs will generally be greater due to increased costs of tank cleaning and hazardous material disposal. The cost of WNRL's maintenance is dependent upon the level of repairs deemed necessary as a result of the inspection of the specified asset.
General and Administrative Expenses. General and administrative expenses increased quarter over quarter due to an increase in professional and legal services ($0.4 million).
Depreciation and Amortization. Depreciation and amortization increased due to the expansion of WNRL's Delaware Basin logistics system and the addition of crude oil tanker trailers during 2014.
Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Statement of Operations Data:
Net sales	$1,341,897	$1,834,947	$(493,050)
Operating costs and expenses:
Cost of products sold	1,205,727	1,710,543	(504,816)
Direct operating expenses	72,992	70,657	2,335
Selling, general and administrative expenses	12,181	10,888	1,293
Loss (gain) on disposal of assets, net	(244)	18	(262)
Depreciation and amortization	9,475	8,606	869
Total operating costs and expenses	1,300,131	1,800,712	(500,581)
Operating income	$41,766	$34,235	$7,531

	Six Months Ended
	June 30,
	2015	2014	Change
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	40,213	19,794	20,419
Four Corners system (1)	48,679	38,412	10,267
Gathering (truck offloading):
Permian/Delaware Basin system	23,316	24,182	(866)
Four Corners system	11,812	11,293	519
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	390,263	373,918	16,345
Wholesale:
Fuel gallons sold (in thousands)	614,242	561,018	53,224
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	154,286	126,689	27,597
Fuel margin per gallon (2)	$0.032	$0.022	$0.010
Lubricant gallons sold (in thousands)	5,971	6,092	(121)
Lubricant margin per gallon (3)	$0.72	$0.80	$(0.08)
Crude oil trucking volume (bpd)	46,037	32,138	13,899
Average crude oil revenue per barrel	$2.63	$3.03	$(0.40)

(1)
Some barrels of crude oil in route to Western's Gallup refinery and Permian/Delaware Basin are transported on more than one of our mainlines. Mainline movements for the Four Corners and Delaware Basin systems include each barrel transported on each mainline.

(2)
Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales, net of transportation charges, and cost of fuel sales for WNRL's wholesale business by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(3)
Lubricant margin per gallon is a measurement calculated by dividing the difference between lubricant sales, net of transportation charges, and lubricant cost of products sold by the number of gallons sold. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). WNRL's gross margin increased by 9.5% primarily due to truck freight revenue from increased crude oil gathering activity in the Permian Basin area.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased primarily based on higher employee expenses of $3.2 million resulting from an increase in the number of drivers in our truck fleet. Partially offsetting this increase was a decrease in fuel expense for our transportation department of $1.7 million.
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
General and Administrative Expenses. General and administrative expenses increased primarily due to an increase in professional and legal services ($0.9 million).
Depreciation and Amortization. Depreciation and amortization increased due to the expansion of WNRL's Delaware Basin logistics system and the addition of crude oil tanker trailers during 2014.

Retail Segment
Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$318,072	$375,232	$(57,160)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	272,643	336,381	(63,738)
Direct operating expenses (exclusive of depreciation and amortization)	33,641	29,950	3,691
Selling, general and administrative expenses	3,109	2,709	400
Gain on disposal of assets, net	(9)	—	(9)
Depreciation and amortization	4,031	2,817	1,214
Total operating costs and expenses	313,415	371,857	(58,442)
Operating income	$4,657	$3,375	$1,282
Key Operating Statistics
Retail fuel gallons sold	90,339	78,143	12,196
Average retail fuel sales price per gallon (net of excise taxes)	$2.20	$3.13	$(0.93)
Average retail fuel cost per gallon (net of excise taxes)	2.03	2.96	(0.93)
Fuel margin per gallon (1)	0.17	0.17	—
Merchandise sales	$79,981	$68,314	$11,667
Merchandise margin (2)	29.9%	28.7%	1.2%
Cardlock fuel gallons sold	16,903	17,444	(541)
Cardlock fuel margin per gallon	$0.160	$0.181	$(0.021)
The following table reconciles retail fuel sales and cost of retail fuel sales to net sales and cost of products sold:

	Three Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per gallon data)
Net Sales
Retail fuel sales (net of excise taxes)	$199,166	$244,842	$(45,676)
Merchandise sales	79,981	68,314	11,667
Cardlock sales	35,782	59,217	(23,435)
Other sales	3,143	2,859	284
Net sales	$318,072	$375,232	$(57,160)
Cost of Products Sold
Retail fuel cost of products sold (net of excise taxes)	$183,471	$231,385	$(47,914)
Merchandise cost of products sold	56,104	48,728	7,376
Cardlock cost of products sold	33,004	56,043	(23,039)
Other cost of products sold	64	225	(161)
Cost of products sold	$272,643	$336,381	$(63,738)
Retail fuel margin per gallon (1)	$0.17	$0.17	$—

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

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The increase in retail gross margin quarter over quarter was primarily the result of increased same store fuel margins coupled with higher fuel sales volumes and increased merchandise gross margin. The effect of the 32 new retail outlets added during the first half of 2015 and two retail outlets added in the third and fourth quarters of 2014 was an increase in retail gross margin of $5.1 million. The store closed during the fourth quarter of 2014 had a negligible effect on gross margin.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses quarter over quarter was primarily due to the addition of the new outlets which generated an additional $4.5 million in current quarter's expenses. This increase was partially offset by decreased same store credit card processing fees ($0.6 million), maintenance expense ($0.3 million) and utilities ($0.1 million).
Selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily due to increased cardlock employee expenses ($0.5 million) partially offset by decreased same store outside support services ($0.2 million).
Depreciation and Amortization. The increase in depreciation and amortization expense quarter over quarter was primarily due to accelerated depreciation of four closed outlets, accelerated depreciation of retail's point of sale system and additional depreciation incurred from major remodels at three locations. The addition of 32 new retail outlets added during the first half of 2015 and two retail outlets added in the third and fourth quarters of 2014 resulted in an additional $0.4 million in the current quarter's depreciation expense.
Six Months Ended June 30, 2015, Compared to the Six Months Ended June 30, 2014

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$576,674	$710,516	$(133,842)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	492,818	638,506	(145,688)
Direct operating expenses (exclusive of depreciation and amortization)	65,995	58,405	7,590
Selling, general and administrative expenses	6,373	5,308	1,065
Gain on disposal of assets, net	(45)	—	(45)
Depreciation and amortization	7,317	5,752	1,565
Total operating costs and expenses	572,458	707,971	(135,513)
Operating income	$4,216	$2,545	$1,671
Key Operating Statistics
Retail fuel gallons sold	174,163	151,530	22,633
Average retail fuel sales price per gallon (net of excise taxes)	$2.02	$3.05	$(1.03)
Average retail fuel cost per gallon (net of excise taxes)	1.86	2.89	(1.03)
Fuel margin per gallon (1)	0.16	0.16	—
Merchandise sales	$150,868	$128,784	$22,084
Merchandise margin (2)	29.6%	28.8%	0.8%
Operating retail outlets at period end	262	229	33
Cardlock fuel gallons sold	33,023	34,329	(1,306)
Cardlock fuel margin per gallon	$0.173	$0.172	$0.001
Operating cardlocks at period end	52	52	—

The following table reconciles retail fuel sales and cost of retail fuel sales to net sales and cost of products sold:

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands, except per gallon data)
Net Sales
Retail fuel sales (net of excise taxes)	$351,711	$461,130	$(109,419)
Merchandise sales	150,868	128,784	22,084
Cardlock sales	67,776	114,924	(47,148)
Other sales	6,319	5,678	641
Net sales	$576,674	$710,516	$(133,842)
Cost of Products Sold
Retail fuel cost of products sold (net of excise taxes)	$324,593	$437,499	$(112,906)
Merchandise cost of products sold	106,169	91,704	14,465
Cardlock cost of products sold	61,936	108,985	(47,049)
Other cost of products sold	120	318	(198)
Cost of products sold	$492,818	$638,506	$(145,688)
Retail fuel margin per gallon (1)	$0.16	$0.16	$—

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

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The increase in retail gross margin was primarily the result of same store higher fuel sales volumes and increased same store merchandise gross margin. The effect of the 32 new retail outlets added during the first half of 2015 and two retail outlets added in the third and fourth quarters of 2014 was an increase in retail gross margin of $8.8 million which was partially offset by a store closure during the fourth quarter of 2014 of $0.1 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to the addition of the new outlets which generated an additional $8.5 million in expenses. This increase was partially offset by decreased same store credit card processing fees ($1.5 million), maintenance expense ($0.6 million) and utilities ($0.2 million).
Selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily due to increased cardlock employee expenses ($1.1 million) partially offset by decreased cardlock bad debt expense ($0.2 million).
Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to accelerated depreciation of four closed outlets, accelerated depreciation of retail's point of sale system and additional depreciation incurred from major remodels at three locations. The addition of 32 new retail outlets added during the first half of 2015 and two retail outlets added in the third and fourth quarters of 2014 resulted in an additional $0.7 million in depreciation expense.

Outlook
Our refining margins, excluding hedging activities, were stronger in the second quarter of 2015 compared to the second quarter of 2014. The Gulf Coast benchmark 3:2:1 crack spread improved from an average of $17.89 for the six months ended June 30, 2014, to an average of $20.40 for the six months ended June 30, 2015.
Western's and NTI's refining margins in recent years have benefited from the price relationship between WTI crude oil and Brent crude oil. Western and NTI both base their crude oil purchases on pricing tied to WTI. During the second quarter of 2015, the discount of WTI crude oil to Brent crude oil averaged $4.00 per barrel for the quarter compared to an average of $6.62 per barrel for the second quarter of 2014. However, the WTI/Brent discount has been volatile recently due to continued growth of inland crude oil production and new crude oil pipeline capacity additions in the Permian Basin and in Cushing, Oklahoma. The Gulf Coast benchmark 3:2:1 crack spread and the WTI/Brent discount for July 2015 averaged $27.13 and $5.70 per barrel, respectively. Additionally, the WTI Midland/Cushing trade-month discount of $0.60 per barrel for the second quarter of 2015 benefited our El Paso refining margins in the quarter, although it was much lower than the $8.40 Midland/Cushing trade-month discount that we realized in the second quarter of 2014. This differential has continued to narrow and averaged around $0.13 in July 2015. NTI’s location also allows them direct access, via pipeline, to cost-advantaged crude oil from the Bakken Shale in North Dakota and other Canadian crude oils that may price at substantial discounts to WTI. Although crude oil differentials narrowed in the second quarter of 2015, our gasoline and asphalt margins improved during the quarter and contributed to our stronger refining margins. We expect continued volatility in crude oil pricing differentials and crack spreads given the recent drop in Brent and WTI crude oil prices.
During 2014 and the first six months of 2015, we experienced volatility in the pricing of ethanol RINs as refiners essentially achieved full utilization of ethanol in gasoline blends. We expect continued volatility as the industry strives to meet Renewable Fuel Standard obligations.

Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, cash on hand, availability under our revolving credit facilities and distributions attributable to us from NTI and WNRL. To a lesser extent, we also generate liquidity from the issuance of securities.
As of June 30, 2015, we had cash and cash equivalents of $543.9 million, including NTI cash of $127.9 million and WNRL cash of $78.6 million, and had no direct borrowings under the Western, NTI or WNRL revolving credit facilities. WNR, NTI and WNRL had net availability under our revolving credit facilities of $419.5 million, $253.5 million and $299.3 million, respectively. We held restricted cash of $68.3 million remaining from the proceeds generated by the sale of WRW. As a result, Western had $825.2 million in total liquidity as of June 30, 2015, defined as Western’s cash and cash equivalents plus restricted cash and net availability under Western's revolving credit facility.
From time to time, our board of directors has approved share repurchase programs authorizing us to repurchase specified dollar amounts of our outstanding common stock. Our board of directors approved our current $200 million share repurchase program in November of 2014 (the "November 2014 Program") that will expire at the earlier of the exhaustion of the authorized amount or November of 2015. We have repurchased 2.2 million shares of our common stock at a cost of $84.2 million under the November 2014 Program. As of June 30, 2015, we had $115.8 million remaining in authorized expenditures under the November 2014 Program.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase program may be modified or discontinued at any time by our board of directors.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2015	2014	Change
	(In thousands)
Net cash provided by operating activities	$292,044	$278,387	$13,657
Net cash used in investing activities	(14,133)	(88,449)	74,316
Net cash used in financing activities	(165,134)	(126,195)	(38,939)
Net increase in cash and cash equivalents	$112,777	$63,743	$49,034
The increase in net cash from operating activities period over period was primarily the result of the increase in net income and the results of our commodity hedging activity as discussed above, offset by changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014.
Cash flows from operating activities for the six months ended June 30, 2015, combined with $300.0 million from the issuance of long-term debt were primarily used for the following investing and financing activities:
•Repayment of revolving credit facility debt ($269.0 million);
•Fund capital expenditures ($119.5 million) including the use of $98.7 million of restricted cash;
•Payment of distributions to non-controlling interest holders ($100.3 million);
•Payment of cash dividends ($61.1 million);
•Purchase of treasury stock ($25.0 million); and
•Payment of deferred financing costs ($6.8 million).
Cash flows used in operating activities for the six months ended June 30, 2014, were primarily used for the following investing and financing activities:
•Fund capital expenditures ($90.6 million);
•Payments of distributions to non-controlling interest holders ($76.0 million); and
•Payment of cash dividends ($41.5 million).
Future Capital Expenditures
We expect to fund future capital expenditures primarily through cash from operations supplemented as needed by borrowings under our revolving credit facilities. The following table summarizes our 2015 forecasted spending allocation between sustaining, discretionary and regulatory projects for 2015:

	Western (1)	NTI	WNRL	Totals
	(In thousands)
Sustaining	$45,874	$26,100	$11,010	$82,984
Discretionary	162,129	34,000	31,769	227,898
Regulatory	42,152	9,900	1,387	53,439
Total	$250,155	$70,000	$44,166	$364,321

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

Capital Structure
Our capital structure at June 30, 2015 and 2014 was as follows:

	June 30, 2015	June 30, 2014
	(In thousands)
Debt, including current maturities:
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan Credit Facility due 2020	541,750	547,250
6.25% Senior Unsecured Notes due 2021	350,000	350,000
5.50% promissory note due 2015	—	206
Total Western obligations	891,750	897,456
NTI obligations:
Revolving Credit Facility due 2018	—	—
7.125% Senior Secured Notes due 2020	356,490	278,125
Total NTI obligations	356,490	278,125
WNRL obligations:
Revolving Credit Facility due 2018	—	—
7.5% Senior Notes due 2023	300,000	—
Total WNRL obligations	300,000	—
Long-term debt	1,548,240	1,175,581
Equity	2,997,586	2,981,640
Total capitalization	$4,545,826	$4,157,221
See Note 9, Long-Term Debt and Note 10, Equity, for further information.
Contractual Obligations and Commercial Commitments
In January 2015, our retail segment entered into leases for 31 additional retail store locations under a master lease agreement. Total average annual commitments for these additional retail store leases are approximately $4.5 million for 20 years. We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2014 in our 2014 Form 10-K under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments.
Dividends
We anticipate paying future quarterly dividends, subject to the board of directors' approval and compliance with the restrictions in our outstanding financing agreements. The table below summarizes our 2015 cash dividend declarations, payments and scheduled payments through July 31, 2015:

	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	February 6	February 20	March 6	$0.30	$28,638
Second quarter	April 21	May 5	May 20	0.34	32,476
Third quarter (1)	July 17	July 27	August 12	0.34	—
Total					$61,114

(1)	The third quarter 2015 cash dividend of $0.34 per common share will result in an estimated aggregate payment of $32.5 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
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
At June 30, 2015, we held approximately 9.4 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $67.53 per barrel. At June 30, 2015, the excess of the current cost of our crude oil, refined products and other feedstocks and blendstocks inventories over aggregated LIFO costs was $52.4 million.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three and six months ended June 30, 2015 and 2014 and open commodity hedging positions as of June 30, 2015 and December 31, 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Economic hedging results
Realized hedging gain, net	$7,823	$1,812	$25,376	$17,556
Unrealized hedging gain (loss), net	(22,287)	45,379	(42,344)	119,350
Total hedging gain (loss), net	$(14,464)	$47,191	$(16,968)	$136,906

	June 30, 2015	December 31, 2014
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil and refined product futures, net long (short) positions	2,907	(864)
Refined product crack spread swaps, net short positions	(10,827)	(8,781)
Total open barrels commodity hedging instruments, net short positions	(7,920)	(9,645)

Fair value of outstanding contracts, net
Other current assets	$63,258	$79,722
Other assets	28,031	56,533
Accrued liabilities	(2,620)	(4,889)
Other long-term liabilities	(1,047)	(1,400)
Fair value of outstanding contracts - unrealized gain, net	$87,622	$129,966
During the three and six months ended June 30, 2015 and 2014, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled "Risk Factors" in our 2014 Form 10-K under Part I, Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Since 2012, our board of directors has approved four separate share repurchase programs authorizing us to repurchase up to $200 million, per program, of our outstanding common stock. Our board of directors approved our current share repurchase program in November 2014 (the "November 2014 Program") that will expire in November 2015. We did not purchase any shares of our common stock during the three months ended June 30, 2015.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.
Item 6. Exhibits
Exhibit Index***

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities and Exchange Act of 1934, as amended, (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 001-32721.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	August 5, 2015
Gary R. Dalke	(Principal Financial Officer)