Form 10-Q
period 2015-09-30
Western Refining, Inc.
filed 2015-11-04
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2015, there were 93,684,082 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact should be deemed forward-looking statements that represent management’s beliefs and assumptions based upon currently available information. These forward-looking statements relate to matters such as our industry, including the regulation of our industry, business strategy, our proposal to acquire all of the publicly-held common units of Northern Tier Energy LP ("NTI") not presently held by us, future operations, our expectations for margins and crack spreads, seasonality, the discount between West Texas Intermediate ("WTI") crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, volatility of crude oil prices, additions to pipeline capacity in the Permian Basin and at Cushing, Oklahoma, pipeline access to cost-advantaged crude oil, expected share repurchases and dividends, volatility in pricing of Renewable Identification Numbers ("RINs"), taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational and maintenance improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact upon our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this quarterly report on Form 10-Q. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•	changes in crack spreads;

•	changes in the spread between WTI crude oil and West Texas Sour crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil;

•	changes in the spread between WTI Cushing crude oil and WTI Midland crude oil;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	effects of and exposure to risks related to our commodity hedging strategies and transactions;

•	availability and costs of renewable fuels for blending and RINs to meet Renewable Fuel Standards ("RFS") obligations;

•	the views of the board of directors and the conflicts committee thereof and unitholders of NTI as to our proposal to acquire all the publicly-held units of NTI not presently held by us;

•	construction of new, or expansion of existing, product or crude oil pipelines, including in the Permian Basin, in the San Juan Basin and at Cushing, Oklahoma;

•	changes in the underlying demand for our refined products;

•	instability and volatility in global financial markets, including as a result of potential disruptions caused by economic uncertainties;

•	a potential economic recession in the United States and/or abroad;

•	adverse changes in the credit ratings assigned to our and our subsidiaries' debt instruments;

•	changes in the availability and cost of capital;

i

•	actions of customers and competitors;

•	successful integration and future performance of acquired assets, businesses or third-party product supply and processing relationships;

•	actions of third-party operators, processors and transporters;

•	changes in fuel and utility costs incurred by our refineries;

•	the effect of weather-related problems upon our operations;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	execution of planned capital projects, cost overruns relating to those projects and failure to realize the expected benefits from those projects;

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
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$709,570	$431,159
Accounts receivable, trade, net of a reserve for doubtful accounts of $587 and $484, respectively	416,934	467,527
Inventories	651,847	629,237
Prepaid expenses	99,121	88,415
Other current assets	172,373	152,125
Total current assets	2,049,845	1,768,463
Restricted cash	12,328	167,009
Equity method investment	97,900	96,080
Property, plant and equipment, net	2,240,827	2,153,189
Goodwill	1,289,443	1,289,443
Intangible assets, net	84,297	85,952
Other assets, net	107,246	122,422
Total assets	$5,881,886	$5,682,558
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$573,717	$681,803
Accrued liabilities	289,397	268,449
Deferred income tax liability, net	43,279	57,949
Current portion of long-term debt	5,500	5,500
Total current liabilities	911,893	1,013,701
Long-term liabilities:
Long-term debt, less current portion	1,541,084	1,515,037
Lease financing obligations	49,066	27,489
Deferred income tax liability, net	311,577	296,860
Other liabilities	35,771	41,827
Total long-term liabilities	1,937,498	1,881,213
Commitments and contingencies
Equity:
Western shareholders' equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 102,770,432 and 102,642,540 shares issued, respectively	1,028	1,026
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	491,841	487,748
Retained earnings	1,189,992	890,393
Accumulated other comprehensive loss, net of tax	(1,226)	(1,291)
Treasury stock, 9,089,623 and 6,441,883 shares, respectively at cost	(363,168)	(258,168)
Total Western shareholders' equity	1,318,467	1,119,708
Non-controlling interests	1,714,028	1,667,936
Total equity	3,032,495	2,787,644
Total liabilities and equity	$5,881,886	$5,682,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$2,569,090	$4,052,324	$7,716,712	$12,128,757
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,895,772	3,379,555	5,814,969	10,271,461
Direct operating expenses (exclusive of depreciation and amortization)	234,440	218,183	674,474	619,995
Selling, general and administrative expenses	54,465	57,206	169,808	170,578
Affiliate severance costs	—	—	—	12,878
Loss (gain) on disposal of assets, net	(52)	(66)	(157)	939
Maintenance turnaround expense	490	1,883	1,188	48,329
Depreciation and amortization	51,377	46,910	152,446	141,168
Total operating costs and expenses	2,236,492	3,703,671	6,812,728	11,265,348
Operating income	332,598	348,653	903,984	863,409
Other income (expense):
Interest income	186	483	550	899
Interest expense and other financing costs	(26,896)	(18,250)	(79,169)	(75,008)
Loss on extinguishment of debt	—	—	—	(9)
Other, net	4,327	(2,816)	11,557	(351)
Income before income taxes	310,215	328,070	836,922	788,940
Provision for income taxes	(92,117)	(80,713)	(229,989)	(223,319)
Net income	218,098	247,357	606,933	565,621
Less net income attributable to non-controlling interests	64,795	60,608	213,722	136,630
Net income attributable to Western Refining, Inc.	$153,303	$186,749	$393,211	$428,991

Net earnings per share:
Basic	$1.61	$1.85	$4.12	$4.86
Diluted	1.61	1.84	4.12	4.28
Weighted-average common shares outstanding:
Basic	94,826	101,199	95,308	88,240
Diluted	94,924	101,325	95,408	102,207

Cash dividends declared per common share	$0.34	$0.26	$0.98	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$218,098	$247,357	$606,933	$565,621
Other comprehensive income items:
Benefit plans:
Amortization of net prior service cost	—	80	107	161
Reclassification of loss to income	13	5	38	15
Other comprehensive income before tax	13	85	145	176
Income tax	(5)	(2)	(14)	(6)
Other comprehensive income, net of tax	8	83	131	170
Comprehensive income	218,106	247,440	607,064	565,791
Less comprehensive income attributable to non-controlling interests	64,795	60,657	213,788	136,729
Comprehensive income attributable to Western Refining, Inc.	$153,311	$186,783	$393,276	$429,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$606,933	$565,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,446	141,168
Changes in fair value of commodity hedging instruments	42,073	(136,371)
Reserve for doubtful accounts	103	210
Amortization of loan fees and original issue discount	4,801	13,052
Loss on extinguishment of debt	—	9
Stock-based compensation expense	12,576	16,613
Deferred income taxes	47	91,450
Excess tax benefit from stock-based compensation	(879)	(1,133)
Income from equity method investment	(12,029)	44
Loss (gain) on disposal of assets, net	(157)	939
Changes in operating assets and liabilities:
Accounts receivable	54,738	5,712
Inventories	(22,610)	(109,911)
Prepaid expenses	(10,706)	(20,636)
Other assets	(43,093)	27,270
Accounts payable and accrued liabilities	(113,051)	(100,302)
Other long-term liabilities	(5,528)	323
Net cash provided by operating activities	665,664	494,058
Cash flows from investing activities:
Capital expenditures	(195,976)	(147,254)
Decrease in restricted cash	154,681	—
Return of capital from equity method investment	5,780	3,910
Proceeds from the sale of assets	1,061	1,308
Net cash used in investing activities	(34,454)	(142,036)
Cash flows from financing activities:
Additions to long-term debt	300,000	79,311
Payments on long-term debt and capital lease obligations	(5,559)	(4,546)
Payments on revolving credit facility	(269,000)	—
Deferred financing costs	(6,820)	(4,485)
Purchase of treasury stock	(105,000)	(61,540)
Distribution to non-controlling interest holders	(173,687)	(111,235)
Dividends paid	(93,612)	(67,767)
Convertible debt redemption	—	(809)
Excess tax benefit from stock-based compensation	879	1,133
Net cash used in financing activities	(352,799)	(169,938)
Net increase in cash and cash equivalents	278,411	182,084
Cash and cash equivalents at beginning of period	431,159	468,070
Cash and cash equivalents at end of period	$709,570	$650,154

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
We produce refined products at three refineries: one in El Paso, Texas, one near Gallup, New Mexico and one in St. Paul Park, Minnesota. We sell refined products primarily in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico. Our product sales occur through bulk distribution terminals, wholesale marketing networks and two retail networks with a total of 528 company-owned and franchised retail sites in the U.S.
At September 30, 2015, we owned a 38.4% limited partner interest in Northern Tier Energy LP ("NTI"). We control NTI through our 100% ownership of its general partner. NTI owns and operates a refinery in St. Paul Park, Minnesota and has a retail-marketing network of 267 convenience stores; 102 of which operate through franchise agreements. NTI's primary areas of operation include Minnesota and Wisconsin.
At September 30, 2015, we owned a 66.1% limited partner interest in Western Refining Logistics, LP ("WNRL") and the public held a 33.9% limited partner interest. We control WNRL through our 100% ownership of its general partner and we own the majority of WNRL's limited partnership interests. WNRL owns and operates logistics assets consisting of pipeline and gathering, terminalling, storage and transportation assets as well a wholesale business that operates primarily in the Southwest. WNRL operates its logistics assets primarily for the benefit of the Company.
On October 15, 2014, we sold all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") to WNRL. The sale of WRW to WNRL was a transaction between entities under common control and WNRL recorded the purchase of WRW's assets at our historical book value as required by U.S. generally accepted accounting principles ("GAAP") related to segment reporting to treat this transaction as a reorganization of entities under common control. We have retrospectively adjusted the historical financial and operational data of WNRL for all periods presented to reflect the purchase and consolidation of WRW into WNRL. We refer to this transaction as the "Wholesale Acquisition."
We changed our reportable segments during the fourth quarter of 2014 due to changes in our organization. Our operations include four business segments: refining, NTI, WNRL and retail. See Note 3, Segment Information, for further discussion of our business segments.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim consolidated financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.
The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Western and subsidiaries in which we have a controlling interest. We own a 38.4% limited partner interest in NTI and a 66.1% limited partner interest in WNRL. We own 100% of NTI's and WNRL's respective general partners. As the general partner of NTI and WNRL, we have the ability to direct the activities of NTI and WNRL that most significantly impact their respective economic performance. We have reported non-controlling interests for NTI and WNRL of $1,714.0 million and $1,667.9 million in our Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively. All intercompany accounts and transactions have been eliminated for all periods presented. Investments in significant non-controlled entities are accounted for using the equity method.

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
Recent Accounting Pronouncements
Effective January 1, 2015, we adopted the accounting and reporting requirements included in the Accounting Standards Codification ("ASC") for disposals when such disposal represents a strategic shift that will have a significant impact on the entity’s operations and financial results. These requirements have been applied prospectively. Our adoption of these changes, effective January 1, 2015, had no impact on our financial position, results of operations or cash flows.
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

•
Presentation of debt issuance costs - debt issuance costs are presented as an offset to the related debt and will become effective for interim and annual periods and retrospectively for all periods presented beginning after December 15, 2015.

•
Accounting for internal use software licenses - entities will be required to evaluate their accounting for hosted software licenses and service contracts effective for interim and annual periods beginning after December 15, 2015.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Segment Information
We changed our reportable segments during the fourth quarter of 2014 due to changes in our organization. We treated the WRW assets we sold to WNRL in the Wholesale Acquisition as a transfer of assets between entities under common control. Accordingly, we have retrospectively adjusted the financial information for the affected reporting segments to include or exclude the historical results of the transferred WRW assets for periods prior to the effective date of the transaction. The primary effects of this reporting change were:

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
Refining. We report the operations of two refineries in our refining segment: one in El Paso, Texas (the "El Paso refinery") with a 131,000 barrel per day ("bpd") capacity and one near Gallup, New Mexico (the "Gallup refinery") with a 25,000 bpd capacity. Refining reports the operations of certain logistics assets that include a 375 mile section of the TexNew Mex Pipeline system that extends from WNRL's crude oil station in Star Lake, New Mexico, in the Four Corners region to its T station in Eddy County, New Mexico. On October 30, 2015, we sold this section of the pipeline to WNRL. See Note 21, Subsequent Events, for a discussion of this transaction.
Our refineries make various grades of gasoline, diesel fuel and other products from crude oil, other feedstocks and blending components. We purchase crude oil, other feedstocks and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products to WNRL, other independent wholesalers and retailers, commercial accounts and sales and exchanges with major oil companies. Net sales for the three and nine months ended September 30, 2014, included $3.4 million in business interruption recoveries related to a weather related processing outage that occurred during the first quarter of 2011 at the El Paso refinery.
We have an exclusive supply and marketing agreement with a third party covering activities related to our refined product supply, sales and hedging in the Mid-Atlantic region. We recorded $3.5 million and $0.1 million in assets at September 30, 2015 and December 31, 2014, respectively, related to this supply agreement in our Condensed Consolidated Balance Sheets. The revenues and costs recorded under the supply agreement included $23.3 million and $12.3 million in net hedging gains for the three months ended September 30, 2015 and 2014, respectively, and $39.3 million and $2.9 million in net hedging gains for the nine months ended September 30, 2015 and 2014, respectively.
NTI. NTI is an independent crude oil refiner and marketer of refined products with a 97,800 bpd refinery in St. Paul Park, Minnesota and a network of retail convenience stores selling various grades of gasoline, diesel fuel and convenience store merchandise, primarily in Minnesota and Wisconsin. NTI's operations are separate from those of Western. At September 30, 2015, NTI included the operations of 165 retail convenience stores and supported 102 franchised retail convenience stores. NTI's refinery supplies the majority of the gasoline and diesel fuel sold through its retail convenience stores.
WNRL. WNRL owns and operates certain logistics assets that consist of pipeline and gathering, terminalling, storage and transportation assets, providing related services primarily to our refining segment in the Southwest, including approximately 300 miles of pipelines and 8.1 million barrels of active storage capacity. The majority of WNRL's logistics assets are integral to the operations of the El Paso and Gallup refineries. On October 30, 2015, WNRL purchased a section of the TexNew Mex Pipeline system, described above in Refining, from Western. See Note 21, Subsequent Events, for a discussion of this transaction.
WNRL also owns a wholesale business that operates primarily in the Southwest. WNRL's wholesale business includes the operations of several lubricant and bulk petroleum distribution plants and a fleet of crude oil, refined product and lubricant delivery trucks. WNRL distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico and Texas. WNRL purchases petroleum fuels and lubricants from our refining segment and from third-party suppliers.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Retail. Our retail segment located in the Southwest sells various grades of gasoline, diesel fuel, convenience store merchandise and beverage and food products to the general public through retail convenience stores and various grades of gasoline and diesel fuel to commercial vehicle fleets through cardlocks. WNRL supplies the majority of gasoline and diesel fuel that our retail segment sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At September 30, 2015, the retail segment operated 261 service stations and convenience stores or kiosks located in Arizona, Colorado, New Mexico and Texas compared to 230 service stations and convenience stores or kiosks at September 30, 2014. The additional stores were added under various operating and capital leases. At September 30, 2015, the retail segment included 52 cardlocks located in Arizona, California and New Mexico compared to 54 cardlocks at September 30, 2014.
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
Activities of our business that are not included in the four segments mentioned above are included in the Other category. These activities consist primarily of corporate staff operations and other items that are not specific to the normal business of our four operating segments. We do not allocate certain items of other income and expense, including income taxes, to the individual segments. NTI and WNRL are primarily pass-through entities with respect to income taxes.
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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2015 and 2014 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014 (2)	2015	2014 (2)
	(In thousands)
Operating Results:
Refining
Net sales	$1,652,934	$2,498,226	$4,963,407	$7,566,741
Intersegment eliminations	664,049	905,671	1,872,405	2,669,069
Net refining sales to external customers	988,885	1,592,555	3,091,002	4,897,672
NTI
Net sales	798,025	1,449,033	2,348,621	4,205,732
Intersegment eliminations	7,638	2,571	36,684	13,653
Net NTI sales to external customers	790,387	1,446,462	2,311,937	4,192,079
WNRL
Net sales	674,479	915,719	2,016,376	2,750,666
Intersegment eliminations	210,768	279,501	599,655	789,806
Net WNRL sales to external customers	463,711	636,218	1,416,721	1,960,860
Retail
Net sales	328,895	381,873	905,569	1,092,389
Intersegment eliminations	2,788	5,235	8,517	15,286
Net retail sales to external customers	326,107	376,638	897,052	1,077,103

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014 (2)	2015	2014 (2)
Other
Other revenue, net	—	451	—	1,043
Intersegment eliminations	—	—	—	—
Net other sales to external customers	—	451	—	1,043

Consolidated net sales to external customers	$2,569,090	$4,052,324	$7,716,712	$12,128,757

Operating income (loss)
Refining (1)	$210,347	$244,576	$541,084	$631,837
NTI (1)	101,661	96,799	334,783	222,735
WNRL	22,684	16,719	64,450	50,954
Retail	16,463	10,203	20,679	12,748
Other	(18,557)	(19,644)	(57,012)	(54,865)
Operating income from segments	332,598	348,653	903,984	863,409
Other income (expense), net	(22,383)	(20,583)	(67,062)	(74,469)
Consolidated income before income taxes	$310,215	$328,070	$836,922	$788,940

Depreciation and amortization
Refining	$22,013	$20,280	$65,535	$60,145
NTI	19,746	18,482	58,626	56,829
WNRL	4,983	4,292	14,458	12,898
Retail	3,676	3,069	10,993	8,821
Other	959	787	2,834	2,475
Consolidated depreciation and amortization	$51,377	$46,910	$152,446	$141,168

Capital expenditures
Refining	$48,912	$33,840	$126,800	$89,384
NTI	17,439	15,949	35,267	34,339
WNRL	6,699	5,248	22,463	17,335
Retail	2,900	1,415	9,019	5,085
Other	481	183	2,427	1,111
Consolidated capital expenditures	$76,431	$56,635	$195,976	$147,254

Total assets
Refining			$1,781,449	$1,743,622
NTI (including $1,289,443 and $1,297,043 of goodwill, respectively)			2,327,852	3,030,830
WNRL			369,863	374,604
Retail			248,000	204,764
Other			1,154,722	510,064
Consolidated total assets			$5,881,886	$5,863,884

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
The effect of our economic hedging activity is included within operating income of our refining and NTI segments as a component of cost of products sold. The cost of products sold within our refining segment included $24.7 million and $8.8 million in net realized and unrealized economic hedging gains for the three and nine months ended September 30, 2015, respectively, and $36.9 million and $176.6 million in net realized and unrealized economic hedging gains for the three and nine months ended September 30, 2014, respectively. NTI cost of products sold included $2.5 million, $1.5 million, $6.8 million and $4.0 million in net realized and unrealized economic hedging gains for the three and nine months ended September 30, 2015 and 2014, respectively.

(2)
WNRL's financial data includes its historical financial results and an allocated portion of corporate general and administrative expenses, previously reported as Other, for the three and nine months ended September 30, 2014. Refining operating results include activity of our Mid-Atlantic business that was previously recorded within our wholesale segment. Net sales to external customers and intersegment sales for our retail segment include the operating results of cardlock stations that were formerly recorded in our wholesale segment. Other operating results include activity of the wholesale fleet service department that was previously recorded within our wholesale segment.

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
The carrying amounts of cash and cash equivalents, which we consider Level 1 assets and liabilities, approximated their fair values at September 30, 2015 and December 31, 2014, due to their short-term maturities. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and an evaluation of counterparty credit risk. Cash equivalents totaling $70.1 million and $70.0 million consisting of short-term money market deposits and commercial paper, were included in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent our assets and liabilities for our commodity hedging contracts measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and the basis for that measurement:

	Carrying Value at September 30, 2015	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at September 30, 2015
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$82,361	$—	$82,285	$76	$(7,422)	$74,939
Other assets	19,247	—	19,247	—	(1,451)	17,796
Gross financial liabilities:
Accrued liabilities	(10,562)	—	(9,585)	(977)	6,446	(4,116)
Other long-term liabilities	(3,153)	—	(2,875)	(278)	2,427	(726)
	$87,893	$—	$89,072	$(1,179)	$—	$87,893

	Carrying Value at December 31, 2014	Fair Value Measurement Using			Netting Adjustments	Net Fair Value at December 31, 2014
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$86,659	$—	$86,329	$330	$(6,937)	$79,722
Other assets	58,182	—	58,182	—	(1,649)	56,533
Gross financial liabilities:
Accrued liabilities	(11,826)	—	(11,826)	—	6,937	(4,889)
Other long-term liabilities	(3,049)	—	(3,049)	—	1,649	(1,400)
	$129,966	$—	$129,636	$330	$—	$129,966
Commodity hedging contracts designated as Level 3 financial assets consisted of jet fuel crack spread swaps. Ultra-low sulfur diesel ("ULSD") pricing has had a strong historical correlation to jet fuel crack spread swaps. We estimate the fair value of our Level 3 instruments based on the differential between quoted market settlement prices on ULSD futures and quoted market settlement prices on jet fuel futures for settlement dates corresponding to each of our outstanding Level 3 jet fuel crack spread swaps. As quoted prices for similar assets or liabilities in an active market are available, we reclassify the underlying financial asset or liability and designate them as Level 2 prior to final settlement.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the changes in fair value of our Level 3 assets and liabilities (all related to commodity price swap contracts) for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Asset (liability) balance at beginning of period	$1,614	$3,745	$330	$(1,935)
Change in fair value	(2,505)	249	—	4,428
Fair value of trades entered into during the period	—	—	(1,262)	(609)
Fair value reclassification from Level 3 to Level 2	(288)	(1,909)	(247)	201
Asset (liability) balance at end of period	$(1,179)	$2,085	$(1,179)	$2,085
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in a $0.1 million change in the estimated fair value.
As of September 30, 2015 and December 31, 2014, the carrying amount and estimated fair value of our debt was as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Western obligations:
Carrying amount	$890,375	$894,500
Fair value	881,072	878,360
NTI obligations:
Carrying amount	$356,209	$357,037
Fair value	353,500	351,313
WNRL obligations:
Carrying amount	$300,000	$269,000
Fair value	300,750	269,000
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventories
Inventories were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Refined products (1)	$247,906	$257,476
Crude oil and other raw materials	345,431	318,565
Lubricants	17,318	14,265
Retail store merchandise	41,192	38,931
Inventories	$651,847	$629,237

(1)	Includes $16.7 million and $18.2 million of inventory valued using the first-in, first-out ("FIFO") valuation method at September 30, 2015 and December 31, 2014, respectively.
We value our refinery inventories of crude oil, other raw materials and asphalt at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by WNRL and our retail segment, refined products inventories are valued under the LIFO valuation method. WNRL's wholesale refined product, lubricants and related inventories are valued using the FIFO inventory valuation method. Retail refined product inventory is valued using the FIFO inventory valuation method. Retail merchandise inventory is valued using the retail inventory method.
As of September 30, 2015 and December 31, 2014, refined products valued under the LIFO method and crude oil and other raw materials totaled 9.4 million barrels and 9.3 million barrels, respectively. At September 30, 2015 and December 31, 2014, the excess of the LIFO cost over the current cost of these crude oil, refined product and other feedstock and blendstock inventories was $157.4 million and $28.4 million, respectively.
During the three months ended September 30, 2015 and 2014, cost of products sold included net non-cash credits of $105.0 million and $61.6 million, respectively, from changes in our LIFO reserves. During the nine months ended September 30, 2015 and 2014, cost of products sold included net non-cash credits of $129.0 million and $35.5 million, respectively, from changes in our LIFO reserves. In order to state our inventories at market values that were lower than our LIFO costs, we reduced the carrying values of our inventory through non-cash LCM inventory adjustments of $61.4 million and $78.6 million at September 30, 2015 and December 31, 2014, respectively.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of September 30, 2015 and December 31, 2014, was as follows:

	September 30, 2015			December 31, 2014
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	3,442	$268,010	$77.86	3,707	$283,333	$76.43
Crude oil and other	5,955	370,090	62.15	5,577	355,470	63.74
	9,397	$638,100	67.90	9,284	$638,803	68.81
6. Equity Method Investment
NTI owns a 17% common equity interest in Minnesota Pipe Line Company, LLC ("MPL"). The carrying value of this equity method investment was $97.9 million and $96.1 million at September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015 and December 31, 2014, the carrying amount of the equity method investment was $21.4 million and $21.6 million greater, respectively, than the underlying net assets of the investee. We are amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline).
During the three months ended September 30, 2015, we recognized $4.2 million in declared but unpaid distributions from MPL. We recorded $10.0 million in distributions during the nine months ended September 30, 2015. Distributions from MPL during the three and nine months ended September 30, 2014, were $2.5 million and $3.9 million, respectively. Equity income (loss) from MPL for the three and nine months ended September 30, 2015 and 2014, was $4.2 million, $12.0 million,

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$0.9 million and $(0.04) million, respectively. Equity income has been included in other, net in the accompanying Condensed Consolidated Statements of Operations.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Refinery facilities and related equipment	$2,285,762	$2,217,013
Pipelines, terminals and transportation equipment	492,140	369,080
Retail facilities and related equipment	322,759	288,338
Wholesale facilities and related equipment	59,764	57,158
Corporate	50,691	48,871
	3,211,116	2,980,460
Accumulated depreciation	(970,289)	(827,271)
Property, plant and equipment, net	$2,240,827	$2,153,189
Depreciation expense was $50.4 million and $149.3 million for the three and nine months ended September 30, 2015, respectively, and $45.8 million and $138.0 million for the three and nine months ended September 30, 2014, respectively.
8. Intangible Assets, Net
Intangible assets, net was as follows:

	September 30, 2015			December 31, 2014			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(13,335)	$7,092	$20,427	$(12,148)	$8,279	4.5
Customer relationships	7,551	(3,782)	3,769	7,551	(3,366)	4,185	6.8
Rights-of-way and other	7,947	(4,086)	3,861	7,878	(3,613)	4,265	7.2
	35,925	(21,203)	14,722	35,856	(19,127)	16,729
Unamortizable assets:
Franchise rights and trademarks	50,500	—	50,500	50,500	—	50,500
Liquor licenses	19,075	—	19,075	18,723	—	18,723
Intangible assets, net	$105,500	$(21,203)	$84,297	$105,079	$(19,127)	$85,952
Intangible asset amortization expense for the three and nine months ended September 30, 2015, was $0.7 million and $2.1 million, respectively, based on estimated useful lives ranging from 1 to 23 years. Intangible asset amortization expense for the three and nine months ended September 30, 2014, was $0.7 million and $2.1 million, respectively, based on estimated useful lives ranging from 1 to 23 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2015	$679
2016	2,620
2017	2,679
2018	2,678
2019	2,011
2020	1,066

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt
Long-term debt was as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan Credit Facility due 2020	540,375	544,500
6.25% Senior Unsecured Notes due 2021	350,000	350,000
Total Western obligations	890,375	894,500
NTI obligations:
Revolving Credit Facility due 2018	—	—
7.125% Senior Secured Notes due 2020, net of unamortized premium of $6,209 and $7,037, respectively	356,209	357,037
Total NTI obligations	356,209	357,037
WNRL obligations:
Revolving Credit Facility due 2018	—	269,000
7.5% Senior Notes due 2023	300,000	—
Total WNRL obligations	300,000	269,000
Long-term debt	1,546,584	1,520,537
Current portion of long-term debt	(5,500)	(5,500)
Long-term debt, net of current portion	$1,541,084	$1,515,037
As of September 30, 2015, annual maturities of long-term debt for the remainder of 2015 are $1.4 million. From 2016 through 2019, long-term debt maturities are $5.5 million. Thereafter, total long-term debt maturities are $1,517.0 million.
Interest expense and other financing costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Contractual interest:
Western obligations	$12,150	$12,381	$36,250	$42,423
NTI obligations	6,970	5,477	20,173	16,186
WNRL obligations	5,854	230	15,481	683
	24,974	18,088	71,904	59,292
Amortization of loan fees	1,932	1,892	5,630	6,068
Amortization of original issuance discount	—	—	—	7,352
Other interest expense	747	(308)	2,973	4,045
Capitalized interest	(757)	(1,422)	(1,338)	(1,749)
Interest expense and other financing costs	$26,896	$18,250	$79,169	$75,008
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Western Obligations
Revolving Credit Facility
On October 2, 2014, we entered into the Third Amended and Restated Revolving Credit Agreement (the "Western 2019 Revolving Credit Facility"). Lenders committed $900.0 million, all of which will mature on October 2, 2019. The commitments under the Western 2019 Revolving Credit Facility may be increased in the future to $1.4 billion, subject to certain conditions (including the agreement of financial institutions, in their sole discretion, to provide such additional commitments). The amended terms of the agreement include revised borrowing rates. Borrowings can be either base rate loans plus a margin ranging from 0.50% to 1.00% or LIBOR loans plus a margin ranging from 1.50% to 2.00%, subject to adjustment based upon the average excess availability. The Western 2019 Revolving Credit Facility also provides for a quarterly commitment fee ranging from 0.25% to 0.375% per annum, subject to adjustment based upon the average utilization ratio, and letter of credit fees ranging from 1.50% to 2.00% per annum payable quarterly, subject to adjustment based upon the average excess availability. Borrowing availability under the Western 2019 Revolving Credit Facility is tied to the amount of our and our restricted subsidiaries' eligible accounts receivable and inventory. The Western 2019 Revolving Credit Facility is guaranteed, on a joint and several basis, by certain of our subsidiaries and will be guaranteed by certain newly acquired or formed subsidiaries, subject to certain limited exceptions. The Western 2019 Revolving Credit Facility is secured by our cash and cash equivalents, accounts receivable and inventory. The Western 2019 Revolving Credit Facility contains certain covenants, including, but not limited to, limitations on debt, investments and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances.
As of and during the nine month period ended September 30, 2015, we had no direct borrowings under the Western 2019 Revolving Credit Facility, with availability of $307.7 million at September 30, 2015. This availability is net of $69.2 million in outstanding letters of credit.
Term Loan Credit Agreement
On November 12, 2013, we entered into a term loan credit agreement (the "Western 2020 Term Loan Credit Facility"). The Western 2020 Term Loan Credit Facility provides for loans of $550.0 million, matures on November 12, 2020, and provides for quarterly principal payments of $1.4 million until September 30, 2020, with the remaining balance then outstanding due on the maturity date. The Western 2020 Term Loan Credit Facility bears interest at a rate based either on the base rate (as defined in the Western 2020 Term Loan Credit Facility) plus 2.25% or the Eurodollar Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 3.25% (with a Eurodollar Rate floor of 1.00%). The Western 2020 Term Loan Credit Facility is secured by both the El Paso and Gallup refineries and is fully and unconditionally guaranteed on a joint and several basis by substantially all of Western's material subsidiaries. The Western 2020 Term Loan Credit Facility contains customary restrictive covenants including limitations on debt, investments and dividends and does not contain any financial maintenance covenants.
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
Our payment of dividends is limited under the terms of the Western 2019 Revolving Credit Facility, the Western 2021 Indenture and the Western 2020 Term Loan Credit Facility, and in part, depends on our ability to satisfy certain financial covenants. Note guarantors will be released if they cease to be a Restricted Subsidiary as the result of a transaction permitted under the terms of the indenture, including through the disposition of capital stock of the guarantor.
NTI Obligations
Revolving Credit Facility
On September 29, 2014, NTI amended its senior secured Revolving Credit Facility (the "NTI Revolving Credit Facility"), increasing the aggregate principal amount available prior to the amendment from $300.0 million to $500.0 million. The NTI Revolving Credit Facility that matures on September 29, 2019, incorporates a borrowing base tied to eligible accounts receivable and inventory and provides for up to $500.0 million for the issuance of letters of credit and up to $45.0 million for swing line loans. The NTI Revolving Credit Facility may be increased up to a maximum aggregate principal amount of $750.0 million, subject to certain conditions. Obligations under the NTI Revolving Credit Facility are secured by substantially all of NTI’s assets. Indebtedness under the NTI Revolving Credit Facility is recourse to Northern Tier Energy GP LLC, NTI's general partner, and is guaranteed by NTI and certain of its subsidiaries. Borrowings under the NTI Revolving Credit Facility bear interest at either (a) an alternative base rate plus an applicable margin (ranging between 0.50% and 1.00%) or (b) a LIBOR rate plus an applicable margin (ranging between 1.50% and 2.00%), in each case based upon the average excess availability. In addition to paying interest on outstanding borrowings, NTI is also required to pay quarterly commitment fees ranging from 0.250% to 0.375% and letter of credit fees ranging from 1.50% to 2.00%. The NTI Revolving Credit Facility contains certain covenants, including but not limited to, limitations on debt, investments and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances. NTI incurred financing costs of $3.0 million associated with the amended NTI Revolving Credit Facility.
At September 30, 2015, the availability under the NTI Revolving Credit Facility was $207.8 million. This availability is net of $38.4 million in outstanding letters of credit. There were no borrowings under the NTI Revolving Credit Facility during the nine month period ended September 30, 2015.
7.125% Secured Notes
On November 8, 2012, Northern Tier Energy LLC, NTI's wholly owned subsidiary ("NTI LLC"), and Northern Tier Finance Corporation issued $275.0 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the "NTI 2020 Secured Notes").
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
During the nine months ended September 30, 2015, WNRL repaid its outstanding direct borrowings under the WNRL Revolving Credit Facility with a portion of the proceeds from the issuance of its 7.5% Senior Notes, discussed below, resulting in no direct or swing line borrowings under the WNRL Revolving Credit Facility as of September 30, 2015. At September 30, 2015, the availability under the WNRL Revolving Credit Facility was $299.3 million. This availability is net of $0.7 million in outstanding letters of credit.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Equity
Changes to equity during the nine months ended September 30, 2015, were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2014	$1,119,708	$1,667,936	$2,787,644
Net income	393,211	213,722	606,933
Other comprehensive income, net of tax	65	66	131
Dividends	(93,612)	—	(93,612)
Stock-based compensation	3,216	8,814	12,030
Excess tax benefit from stock-based compensation	879	—	879
Distributions to non-controlling interests	—	(176,289)	(176,289)
Treasury stock purchases	(105,000)	—	(105,000)
Other	—	(221)	(221)
Balance at September 30, 2015	$1,318,467	$1,714,028	$3,032,495
Changes to equity during the nine months ended September 30, 2014, were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2013	$894,052	$1,676,535	$2,570,587
Net income	428,991	136,630	565,621
Convertible debt redemption	(809)	—	(809)
Convertible debt settlement - treasury stock issuance in additional paid-in capital	(142,642)	—	(142,642)
Other comprehensive income, net of tax	71	99	170
Dividends	(67,767)	—	(67,767)
Stock-based compensation	3,234	13,379	16,613
Excess tax benefit from stock-based compensation	1,133	—	1,133
Distributions to non-controlling interests	—	(111,235)	(111,235)
Offering costs	—	66	66
Treasury stock purchases	(61,540)	—	(61,540)
Treasury stock issuance	357,608	—	357,608
Balance at September 30, 2014	$1,412,331	$1,715,474	$3,127,805
Share Repurchase Programs
Our board of directors has periodically approved various share repurchase programs authorizing us to repuchase specified dollar amounts of our outstanding common stock. We had two common stock repurchase programs that were active as of September 30, 2015: the November 2014 Program and the September 2015 Program. Under each program, we were authorized to repurchase up to $200 million of our outstanding common stock. Subject to market conditions as well as corporate, regulatory and other considerations, we repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise. The November 2014 Program expired on November 3, 2015. The September 2015 program is scheduled to expire on December 31, 2016. Our common stock repurchase programs are subject to discontinuance by our board of directors at any time.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our share repurchase activity for the November 2014 and September 2015 share repurchase programs:

	November 2014 Program		September 2015 Program
	Number of shares purchased	Cost of share purchases (In thousands)	Number of shares purchased	Cost of share purchases (In thousands)
Shares purchased at December 31, 2014	1,492,874	$59,222	—	$—
Shares purchased during Q1, 2015	740,859	25,000	—	—
Shares purchased at March 31, 2015	2,233,733	84,222	—	—
Shares purchased during Q2, 2015	—	—	—	—
Shares purchased at June 30, 2015	2,233,733	84,222	—	—
Shares purchased during Q3, 2015	1,906,881	80,000	—	—
Shares purchased at September 30, 2015	4,140,614	$164,222	—	$—
As of September 30, 2015, we had $35.8 million and $200.0 million remaining in authorized expenditures under the November 2014 Program and the September 2015 Program, respectively.
Dividends
The table below summarizes our 2015 cash dividend declarations, payments and scheduled payments:

	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	February 6	February 20	March 6	$0.30	$28,638
Second quarter	April 21	May 5	May 20	0.34	32,476
Third quarter	July 17	July 27	August 12	0.34	32,498
Fourth quarter (1)	October 16	October 27	November 12	0.38	—
Total					$93,612
(1) The fourth quarter 2015 cash dividend of $0.38 per common share will result in an estimated aggregate payment of $35.6 million.
NTI Distributions
The table below summarizes NTI's 2015 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Unit
February 5, 2015	February 21, 2015	February 27, 2015	$0.49
May 5, 2015	May 18, 2015	May 29, 2015	1.08
August 4, 2015	August 17, 2015	August 28, 2015	1.19
November 3, 2015	November 16, 2015	November 25, 2015	1.04
Total			$3.80

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

WNRL Distributions
The table below summarizes WNRL's 2015 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
January 30, 2015	February 13, 2015	February 23, 2015	$0.3325
May 1, 2015	May 15, 2015	May 26, 2015	0.3475
July 31, 2015	August 14, 2015	August 24, 2015	0.3650
October 30, 2015	November 13, 2015	November 23, 2015	0.3825
Total			$1.4275
In addition to its quarterly distributions, WNRL paid incentive distributions of $0.3 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, to Western as its General Partner and holder of its incentive distribution rights.
11. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rates for the three and nine months ended September 30, 2015 and 2014, were 29.7%, 27.5%, 24.6% and 28.3%, respectively. The effective tax rates for the three and nine months ended September 30, 2015 and 2014, were lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in NTI and WNRL.
We are subject to examination by the Internal Revenue Service for tax years ending December 31, 2012, or after and by various state and local taxing jurisdictions for tax years ending December 31, 2011, or after.
We believe that it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $20.8 million was provided against the deferred tax assets relating to these NOL carryforwards at September 30, 2015. There was no change in the valuation allowance for the Yorktown NOL carryforwards from December 31, 2014.
As of September 30, 2015, we have recorded a liability of $12.6 million for unrecognized tax benefits, of which $12.6 million would affect our effective tax rate if recognized. We recognized a net decrease of $1.2 million for unrecognized benefits for the three and nine months ended September 30, 2015. We also recognized $0.1 million and $0.3 million in interest and penalties for the three and nine months ended September 30, 2015, respectively.
12. Retirement Plans
We fully recognize the obligations associated with our retiree healthcare and other postretirement plans and NTI's single-employer defined benefit cash balance plan in our financial statements.
Pensions
The net periodic benefit cost associated with NTI's cash balance plan for the three and nine months ended September 30, 2015 and 2014, was $0.6 million, $1.9 million, $0.5 million and $1.6 million, respectively.
Postretirement Obligations
The net periodic benefit cost associated with our postretirement medical benefit plans for both the three and nine months ended September 30, 2015 and 2014, was $0.2 million, $0.7 million, $0.2 million and $0.6 million, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Beginning of period balance	$(1,234)	$(313)	$(1,291)	$(350)
Amortization of net prior service cost	—	31	41	62
Reclassification of loss to income	13	5	38	15
Income tax	(5)	(2)	(14)	(6)
End of period balance	$(1,226)	$(279)	$(1,226)	$(279)
Defined Contribution Plan
Western sponsors a 401(k) defined contribution plan under which Western and WNRL participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. For the three and nine months ended September 30, 2015 and 2014, we expensed $2.6 million, $7.2 million, $2.4 million and $6.7 million, respectively, in connection with this plan.
NTI sponsors qualified defined contribution plans for eligible employees. For the three and nine months ended September 30, 2015 and 2014, NTI expensed $1.6 million, $5.6 million, $1.5 million and $5.4 million, respectively, in connection with its qualified defined contribution plans.
13. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts primarily to facilitate the supply of crude oil to our refineries. During the nine months ended September 30, 2015, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three and nine months ended September 30, 2015 and 2014, and open commodity hedging positions as of September 30, 2015 and December 31, 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Economic hedging results
Realized hedging gain, net	$26,949	$26,716	$52,325	$44,272
Unrealized hedging gain (loss), net	271	17,020	(42,073)	136,371
Total hedging gain, net	$27,220	$43,736	$10,252	$180,643

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil and refined product futures, net long (short) positions	5,785	(864)
Refined product crack spread swaps, net short positions	(7,599)	(8,781)
Total open barrels commodity hedging instruments, net short positions	(1,814)	(9,645)

Fair value of outstanding contracts, net
Other current assets	$74,939	$79,722
Other assets	17,796	56,533
Accrued liabilities	(4,116)	(4,889)
Other long-term liabilities	(726)	(1,400)
Fair value of outstanding contracts - unrealized gain, net	$87,893	$129,966
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
The following table presents offsetting information regarding Western's commodity hedging contracts as of September 30, 2015 and December 31, 2014:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of September 30, 2015
	(In thousands)
Financial assets:
Current assets	$82,361	$(7,422)	$74,939
Other assets	19,247	(1,451)	17,796
Financial liabilities:
Accrued liabilities	(10,562)	6,446	(4,116)
Other long-term liabilities	(3,153)	2,427	(726)
	$87,893	$—	$87,893

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of December 31, 2014
	(In thousands)
Financial assets:
Current assets	$86,659	$(6,937)	$79,722
Other assets	58,182	(1,649)	56,533
Financial liabilities:
Accrued liabilities	(11,826)	6,937	(4,889)
Other long-term liabilities	(3,049)	1,649	(1,400)
	$129,966	$—	$129,966

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
As of September 30, 2015, we had outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our unleaded gasoline crack spread swaps range from $7.36 to $8.25 per contract. Settlement prices for our distillate crack spread swaps range from $14.68 to $18.04 per contract. The information below presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2015	2016	2017
Inventory positions (futures and swaps):
Crude oil and refined products — net long (short) positions	(881)	3,860	—
Natural gas futures — net long positions	598	2,207	—
Refined product positions (crack spread swaps):
Distillate — net short positions	(1,719)	(3,780)	(825)
Unleaded gasoline — net short positions	(1,275)	—	—
14. Stock-Based Compensation
The Western Refining 2006 Long-Term Incentive Plan (the "2006 LTIP") and the Amended and Restated 2010 Incentive Plan of Western Refining (the "2010 Incentive Plan") allow for restricted share unit awards ("RSUs") among other forms of awards. As of September 30, 2015, there were 19,856 and 2,730,269 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over a scheduled vesting period of either one, three or five years and their market value at the date of the grant is amortized over the vesting period on a straight-line basis. Effective March 25, 2015, our board of directors approved administrative amendments to the 2010 Incentive Plan.
As of September 30, 2015, there were 402,487 unvested RSUs outstanding. The final vesting for remaining awards of restricted shares occurred during the first quarter of 2014. We recorded stock compensation of $1.1 million, $3.2 million, $1.0 million and $3.2 million for the three and nine months ended September 30, 2015 and 2014, respectively, which is included in selling, general and administrative expenses.
As of September 30, 2015, the aggregate grant date fair value of outstanding RSUs was $15.1 million. The aggregate intrinsic value of outstanding RSUs was $17.8 million. The unrecognized compensation cost of unvested RSUs was $11.7 million. Unrecognized compensation costs for RSUs will be recognized over a weighted-average period of 3.61 years.
The excess tax benefit related to the RSUs that vested during the three and nine months ended September 30, 2015, was $0.03 million and $0.9 million, respectively, using a statutory blended rate of 38.1%. The aggregate grant date fair value of the RSUs that vested during the three and nine months ended September 30, 2015, was $0.1 million and $3.7 million, respectively. The related aggregate intrinsic value of these RSUs was $0.2 million and $6.0 million, respectively, at the vesting date.
The excess tax benefit related to the RSUs and restricted shares that vested during the three and nine months ended September 30, 2014, was $0.03 million and $1.1 million, respectively, using a statutory blended rate of 38.3%. The aggregate grant date fair value of the RSUs and restricted shares that vested during the three and nine months ended September 30, 2014, was $0.2 million and $4.1 million, respectively. The related aggregate intrinsic value of these RSUs and restricted shares was $0.2 million and $7.1 million, respectively, at the vesting date.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our restricted share unit activity for the nine months ended September 30, 2015:

	Number of Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2014	380,695	$30.14
Awards granted	155,828	48.26
Awards vested	(127,892)	28.77
Awards forfeited	(6,144)	36.76
Not vested at September 30, 2015	402,487	37.50
NTI 2012 Long-Term Incentive Plan
NTI has approximately 7.4 million common units reserved for issuance under the NTI 2012 Long-Term Incentive Plan ("NTI LTIP"). The NTI LTIP permits the award of unit options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights and other awards that derive their value from the market price of NTI's common units. As of September 30, 2015, approximately 1.2 million units were outstanding under the NTI LTIP. NTI recognizes the expense on all NTI LTIP awards ratably from the grant date until all units become unrestricted or vest. Awards generally vest ratably over a three-year period beginning on the award's first anniversary date. Compensation expense related to these restricted units is based on the grant date fair value as determined by the closing market price on the grant date, reduced by the fair value of estimated forfeitures. For awards to employees, NTI estimates a forfeiture rate that is subject to revision depending on the actual forfeiture experience.
As of September 30, 2015, the total unrecognized compensation cost for units awarded under the NTI LTIP was $16.4 million.
NTI incurred $2.4 million, $7.9 million, $2.0 million and $12.3 million of unit-based compensation expense for the three and nine months ended September 30, 2015 and 2014, respectively.
Restricted Common Units
As of September 30, 2015, NTI had 0.3 million restricted common units outstanding. Upon vesting, these common units will no longer be restricted. All restricted common units participate in distributions on an equal basis with NTI common units and must be paid no later than 30 days after the distribution date to common unitholders. For restricted common unit awards outstanding at September 30, 2015, the forfeiture rates on NTI LTIP awards ranged from zero to 30%, depending on the employee classification and the length of the award's vesting period. NTI has one restricted common unit award with a clause stating distributions are to be accrued until the underlying units vest, at which time the accrued distributions applicable to those units will be paid to the award holder. The accrued distributions on that award at September 30, 2015 and December 31, 2014, were $1.1 million and $0.4 million, respectively.
Phantom Common Units
Service-based Awards
During 2014, NTI began awarding service-based phantom common units to key employees. As of September 30, 2015, NTI had 0.6 million service-based phantom common units outstanding. Upon vesting, NTI may settle these units in NTI common units or cash at the discretion of NTI's board of directors or its Compensation Committee. Like the restricted common units, the phantom common units participate in distributions on an equal basis with common units. However, distributions on phantom common units are accrued until the underlying units vest at which time the distributions are paid in cash. In the event that unvested phantom common units are canceled, any accrued distributions on the underlying units are forfeited by the grantee. As of September 30, 2015 and December 31, 2014, NTI had $1.9 million and $0.8 million, respectively, in accrued service-based phantom common unit distributions included in accrued liabilities in the Condensed Consolidated Balance Sheets. For phantom common unit awards outstanding at September 30, 2015, the forfeiture rates on NTI LTIP awards ranged from zero to 20%, depending on the employee classification.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Performance Condition Awards. The 0.3 million NTI Performance LTIPs include 0.2 million performance condition awards. The fair value of performance condition awards is estimated using the market price of NTI's common units on the grant date and NTI management's assessment of the probability of the number of performance condition awards that will ultimately be awarded. The estimated fair value of these performance condition awards is amortized over a three-year vesting period using the straight-line method. On a quarterly basis, NTI estimates the ultimate payout percentage, relative to target, and adjusts compensation expense accordingly. At September 30, 2015, NTI estimates that 200% of the target unit count will be achieved at the end of the vesting term.
Market Condition Awards. The 0.3 million NTI Performance LTIPs include 0.1 million market condition awards. The estimated fair value for market condition awards is estimated using a Monte Carlo simulation model as of the grant date and the related expense is amortized over a three-year vesting period using the straight-line method. The compensation expense relating to the market condition awards is determined at the award's date and expensed ratably at a fixed rate over the vesting term. However, for purposes of the phantom common unit activity table below, NTI estimates at September 30, 2015, that 100% of the target unit count will be achieved at the end of the vesting term.
Expected volatilities are based on the historical volatility over the most recent three-year period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used in the Monte Carlo simulation used to value NTI's market condition awards as of September 30, 2015, are presented below:

Expected volatility	34.10%
Risk-free interest rate	0.84%
As of September 30, 2015, NTI had $0.7 million in accrued performance-based phantom common unit distributions included in accrued liabilities in the Condensed Consolidated Balance Sheet.
A summary of the NTI LTIP common unit activity for the nine months ended September 30, 2015, is set forth below:

	Restricted Units		Phantom Units
			Service-Based Units	Performance-Based Units	Total	Weighted Average Grant Date Fair Value
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Number of Units
Not vested at December 31, 2014	396,109	$24.73	337,693	—	337,693	$26.99
Awards granted	1,026	24.90	447,880	181,049	628,929	23.27
Incremental performance units	—	—	—	90,526	90,526	22.64
Awards vested	(68,212)	25.85	(112,446)	—	(112,446)	27.02
Awards forfeited	—	—	(89,859)	—	(89,859)	26.32
Not vested at September 30, 2015	328,923	24.49	583,268	271,575	854,843	21.54
Western Refining Logistics, LP 2013 Long-Term Incentive Plan
The Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "WNRL LTIP") provides, among other awards, for grants of phantom units and distribution equivalent rights. As of September 30, 2015, there were 4.2 million phantom units reserved for future grants under the WNRL LTIP.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. WNRL incurred unit-based compensation expense of $0.6 million, $1.5 million, $0.5 million and $1.1 million for the three and nine months ended September 30, 2015 and 2014, respectively.
The aggregate grant date fair value of non-vested phantom units outstanding as of September 30, 2015, was $7.9 million. The aggregate intrinsic value of such phantom units was $5.8 million. Total unrecognized compensation cost related to unvested phantom units totaled $6.8 million as of September 30, 2015, that is expected to be recognized over a weighted-average period of 3.59 years.
A summary of WNRL's common and phantom unit award activity for the nine months ended September 30, 2015, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2014	280,251	$28.30
Awards granted	72,005	28.33
Awards vested	(60,556)	28.95
Awards forfeited	(11,913)	30.78
Not vested at September 30, 2015	279,787	28.06
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income attributable to Western Refining, Inc.	$153,303	$186,749	$393,211	$428,991
Distributed earnings	(32,498)	(26,292)	(93,612)	(67,767)
Income allocated to participating securities	—	—	—	(5)
Distributed earnings allocated to participating securities	—	—	—	1
Undistributed income available to Western Refining, Inc.	$120,805	$160,457	$299,599	$361,220
Weighted-average number of common shares outstanding (1)	94,826	101,199	95,308	88,240
Basic earnings per common share:
Distributed earnings per share	$0.34	$0.26	$0.98	$0.77
Undistributed earnings per share	1.27	1.59	3.14	4.09
Basic earnings per common share	$1.61	$1.85	$4.12	$4.86

Diluted earnings per common share:
Net income attributable to Western Refining, Inc.	$153,303	$186,749	$393,211	$428,991
Tax effected interest related to convertible debt	—	—	—	8,010
Net income available to Western Refining, Inc., assuming dilution	$153,303	$186,749	$393,211	$437,001
Weighted-average diluted common shares outstanding	94,924	101,325	95,408	102,207
Diluted earnings per common share	$1.61	$1.84	$4.12	$4.28
(1) Excludes the weighted-average number of common shares outstanding associated with participating securities of 1,182 shares for the nine months ended September 30, 2014.
The computation of the weighted average number of diluted shares outstanding is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Weighted-average number of common shares outstanding	94,826	101,199	95,308	88,240
Common equivalent shares from Western Convertible Notes	—	—	—	13,837
Restricted shares and share units	98	126	100	130
Weighted-average number of diluted shares outstanding	94,924	101,325	95,408	102,207
A shareholder's interest in our common stock could become diluted as a result of vestings of RSUs and, prior to the settlement of the Western Convertible Notes during the second quarter of 2014 (see Note 9, Long-Term Debt for further discussion), conversion of the Western Convertible Notes through issuance of shares of our common stock. In calculating our fully diluted earnings per common share, we consider the impact of RSUs that have not vested and common equivalent shares related to the Western Convertible Notes. We include unvested RSUs in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price. Common equivalent shares from the Western Convertible Notes are generally included in our diluted earnings calculation when net income exceeds certain thresholds above

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

which the effect of the shares becomes dilutive. The Western Convertible Notes were converted into actual shares of our common stock during the first six months of 2014.
16. Cash Flows
Restricted Cash
Restricted cash reported in our Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, relates to net proceeds from the sale of Western wholesale assets to WNRL. This cash is restricted through October 14, 2015, and must be used to either fund capital projects or to repay amounts outstanding under the Western 2020 Term Loan Credit Facility.
Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Income taxes paid	$210,656	$140,482
Interest paid, excluding amounts capitalized	62,216	51,523

Non-cash investing and financing activities were as follows:
Assets acquired through capital lease obligations	24,578	—
Accrued capital expenditures	31,744	19,082
Distributions receivable from equity method investee	4,250	—
PP&E derecognized from sale leaseback continuing involvement release	1,773	—
Transfer of capital spares from fixed asset to inventory	1,490	—
Distributions accrued on unvested NTI equity awards	2,602	—
Issuance of common shares for redemption of Western Convertible Notes	—	357,608
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
The Chemours Company FC, LLC (“Chemours” - an affiliate and assignee of E.I. du Pont de Nemours (“DuPont”)) operates two sulfuric acid regeneration plants that were constructed and previously operated by DuPont on leased property within the El Paso refinery. Our annual estimated cost for processing sulfuric acid and sulfur gas under this agreement is $15.7 million through March of 2028.
In November 2007, we entered into a ten-year lease agreement for office space in downtown El Paso, Texas. The building serves as our headquarters. In December 2007, we entered into an eleven-year lease agreement for an office building in Tempe, Arizona. The building centralized our operational and administrative offices in the Phoenix, Arizona area.
We are party to thirty-one capital leases, with initial terms of 20 years, expiring in 2017 through 2035. The current portion of our capital lease obligations of $1.0 million and $0.6 million is included in accrued liabilities and the non-current portion of $49.1 million and $27.5 million is included in lease financing obligations in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively. The capital lease obligations include a deferred

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

gain of $2.3 million. These capital leases were discounted using annual interest rates between 3.24% and 10.51%. Total remaining interest related to these leases was $40.8 million and $21.6 million at September 30, 2015 and December 31, 2014, respectively. Annual payments, including interest, average $4.6 million through the end of 2019 with the remaining $69.0 million due through 2035. Of the thirty-one capital leases, twelve are NTI obligations with annual lease payments, including interest, that average $0.8 million annually through the end of 2019 with the remaining $8.2 million due through 2034. There is no recourse to Western on the NTI capital leases. The remaining nineteen capital leases are held by our retail segment and make up the balance of the annual payments for the periods noted above.
The following table presents our future minimum lease commitments under capital leases and non-cancelable operating leases that have lease terms of one year or more (in thousands) as of September 30, 2015:

	Operating	Capital
Remaining 2015	$12,375	$1,152
2016	50,070	4,652
2017	46,786	4,563
2018	43,556	4,584
2019	39,889	4,691
2020 and thereafter	325,838	68,956
Total minimum lease payments	$518,514	88,598
Less amount that represents interest		40,835
Present value of net minimum capital lease payments		$47,763
Total rental expense was $16.2 million, $47.8 million, $14.2 million and $41.7 million for the three and nine months ended September 30, 2015 and September 30, 2014, respectively. Contingent rentals and subleases were not significant in any period.
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
Periodically, we receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. We do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations or cash flows. As of September 30, 2015 and December 31, 2014, we had consolidated environmental accruals of $20.2 million and $18.5 million, respectively.
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
In May 2000, we entered into an Agreed Order with the TCEQ for remediation of the south side of our El Paso refinery property. We purchased a non-cancelable Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy that covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20.0 million, of which $6.9 million remained as of September 30, 2015. In addition, a subsidiary of Chevron is obligated under a settlement agreement to pay 60% of any Agreed Order environmental clean-up costs that exceed the $20.0 million policy coverage.
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
In April 2014, we entered two Agreed Orders with TCEQ to settle unresolved air enforcement at our El Paso refinery between 2004 and April 2008. We paid $0.2 million in penalties in May 2014 that included the funding of a Supplemental Environmental Project benefiting El Paso County.
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
Bloomfield 2007 NMED Remediation Order. In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures and implement corrective measures. Prior to July 2007, with the approval of the NMED and the New Mexico Oil Conservation Division, we placed into operation certain remediation measures that remain operational. As of September 30, 2015, we have expended $4.4 million and have accrued the remaining estimated costs of $3.6 million for implementing the investigation, interim measures and the reasonably known corrective actions of the order.
Gallup 2007 Resource Conservation Recovery Act ("RCRA") Inspection. In September 2007, the Gallup refinery was inspected jointly by the EPA and the NMED to determine compliance with the EPA’s hazardous waste regulations promulgated pursuant to the RCRA. We reached a final settlement with the agencies in August 2009 and paid a penalty of $0.7 million in October 2009. Between September 2010 and July 2012, the EPA demanded and we paid penalties totaling $0.2 million in accordance with the settlement. Implementation of the requirements in the final settlement will not result in any additional soil or groundwater remediation or clean-up costs not otherwise required. We incurred a total of $38.6 million in capital expenditures, between 2010 and 2013, to upgrade the wastewater treatment plant at the Gallup refinery in accordance with the requirements and there are no further capital requirements, under the final settlement.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NTI
At September 30, 2015 and December 31, 2014, liabilities for remediation and closure obligations by NTI totaled $10.0 million and $8.7 million, respectively. These liabilities consist of $2.6 million and $2.9 million recorded on a discounted basis as of September 30, 2015 and December 31, 2014, respectively. These discounted liabilities are expected to be settled over at least the next 22 years. At September 30, 2015, the estimated future cash flows to settle these discounted liabilities totaled $3.2 million and are discounted at a rate of 2.6%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.2 million at September 30, 2015 and December 31, 2014, respectively.
On June 3, 2014, the St. Paul Park refinery was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency ("MPCA") relating to its upgraded wastewater treatment plant at its St. Paul Park refinery. This permit required the refinery to conduct additional testing of its remaining lagoon. The testing was completed in the fourth quarter of 2014, following NTI's review of the test results and additional discussions with MPCA, NTI now regards the likelihood of future remediation and closure costs related to the lagoon as probable. At September 30, 2015, NTI estimated the remaining remediation costs to be approximately $7.4 million subject to further engineering and methodology studies. In connection with NTI's December 2010 acquisition of the St. Paul Park refinery, among other assets, from the Marathon Petroleum Company LP ("Marathon"), NTI entered into an agreement with Marathon that required Marathon to share in the future remediation costs of this Lagoon, should they be required. During the third quarter of 2015, NTI entered into a settlement and release agreement with Marathon and received $3.5 million pursuant to this settlement that NTI recorded as a reduction of direct operating expenses.
Other Matters
The EPA has issued Renewable Fuels Standards ("RFS"), that require us and other refiners to blend renewable fuels into the refined products produced at our refineries. Annually, the EPA is required to establish a volume of renewable fuels that refineries must blend into their refined petroleum fuels. However, the EPA has not established the final renewable blending volume level for 2014 or 2015. To the extent we are unable to blend at the rate necessary to satisfy the EPA mandated volume, we purchase Renewable Identification Numbers ("RINs"). The purchase price for RINs is volatile and may vary significantly from period to period. Historically, the cost of purchased RINs has not had a significant impact on our operating results. We anticipate that 2014 and 2015 will be consistent with this history. The net cost of meeting our estimated renewable volume obligations, including sales and purchases of RINs, was $13.1 million, $25.8 million, $12.5 million and $23.8 million for the three and nine months ended September 30, 2015 and 2014, respectively.
In addition, the EPA has investigated and brought enforcement actions against companies it believes produced invalid RINs. We may have purchased RINs that the EPA will determine are invalid. Previously, we have entered into settlements and entered into another settlement in May 2015, with the EPA regarding RINs we purchased that the EPA ultimately determined were invalid. While we do not know if the EPA will determine that other RINs we have purchased are invalid, at this time we do not expect any settlements we would enter into with the EPA would have a material effect on our financial condition, results of operations or cash flows.
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
19. Related Party Transactions
We lease office space in a building located in El Paso, Texas that is owned by an entity controlled by one of our officers. The lease agreement expires in May 2017. Under the terms of the lease, we make annual payments of $0.2 million. For the three and nine months ended September 30, 2015 and 2014, we made rental payments under this lease to the related party of $0.06 million, $0.2 million, $0.05 million and $0.2 million, respectively. We have no amounts due as of September 30, 2015, related to this lease agreement.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MPL is a related party of NTI. However, NTI had a crude oil supply and logistics agreement with a third party until September 30, 2014, and had no direct supply transactions with MPL prior to this date. Beginning on September 30, 2014, NTI began paying MPL for transportation services at published tariff rates. For the three and nine months ended September 30, 2015, NTI paid $13.9 million and $41.3 million for transportation services to MPL.
20. Condensed Consolidating Financial Information
Separate condensed consolidating financial information of Western Refining, Inc. (the "Parent") and subsidiary guarantors and non-guarantors is presented below. At September 30, 2015, the Parent and certain subsidiary guarantors have fully and unconditionally guaranteed our Western 2021 Unsecured Notes on a joint and several basis. As a result of these guarantee arrangements, we are required to present condensed consolidating financial information. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
NTI, WNRL and Navajo Convenient Stores Co., LLC are subsidiaries that have not guaranteed the Western 2021 Senior Unsecured Notes. NTI and WNRL are publicly-traded master limited partnerships. As of September 30, 2015, we owned a 38.4% limited partnership interest in NTI and a 66.1% limited partnership interest in WNRL and the non-economic general partner interests of both entities. We are the primary beneficiary of WNRL's earnings and cash flows. We exercise control of both NTI and WNRL through our 100% ownership of the respective general partners. Accordingly, NTI and WNRL are consolidated with the other accounts of Western.
Due to the change in the guarantor structure resulting from WNRL's acquisition of WRW, the condensed consolidating financial information for the three and nine months ended September 30, 2014 has been revised.
Our transactions with WNRL including fees paid under our pipeline, terminalling and services agreements are eliminated and have no significant impact on our condensed consolidated financial statements. During the nine months ended September 30, 2015, there have been no significant intercompany accounts or transactions between Western and NTI. All intercompany accounts and transactions with NTI and WNRL are eliminated in our condensed consolidated financial statements.
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
WNRL's long-term debt is comprised of the WNRL 2023 Senior Notes and the WNRL Revolving Credit Facility. With the exception of the assets of Western Refining Logistics GP, LLC, the general partner of WNRL, creditors have no recourse to our assets. Any recourse to WNRL’s general partner would be limited to the extent of Western Refining Logistics GP, LLC's assets which, other than its investment in WNRL, are not significant. Furthermore, our creditors have no recourse to the assets of WNRL and its consolidated subsidiaries. See Note 9, Long-Term Debt, for a description of WNRL’s debt obligations.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$523,569	$185,980	$—	$709,570
Accounts receivable, trade, net of a reserve for doubtful accounts	—	174,953	241,981	—	416,934
Accounts receivable, affiliate	—	69,256	2,033	(71,289)	—
Inventories	—	369,644	282,203	—	651,847
Prepaid expenses	—	76,811	22,310	—	99,121
Other current assets	—	143,111	29,262	—	172,373
Total current assets	21	1,357,344	763,769	(71,289)	2,049,845
Restricted cash	—	12,328	—	—	12,328
Equity method investment	—	—	97,900	—	97,900
Property, plant and equipment, net	—	1,190,545	1,050,282	—	2,240,827
Goodwill	—	—	1,289,443	—	1,289,443
Intangible assets, net	—	34,739	49,558	—	84,297
Investment in subsidiaries	3,973,251	—	—	(3,973,251)	—
Due from affiliate	—	1,780,511	—	(1,780,511)	—
Other assets, net	28,758	49,349	29,139	—	107,246
Total assets	$4,002,030	$4,424,816	$3,280,091	$(5,825,051)	$5,881,886
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$36	$321,644	$252,037	$—	$573,717
Accounts payable, affiliate	1,712	—	69,577	(71,289)	—
Accrued liabilities	10,929	189,768	88,700	—	289,397
Current deferred income tax liability, net	—	43,279	—	—	43,279
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	18,177	554,691	410,314	(71,289)	911,893
Long-term liabilities:
Long-term debt, less current portion	884,875	—	656,209	—	1,541,084
Due to affiliate	1,780,511	—	—	(1,780,511)	—
Lease financing obligation	—	42,381	6,685	—	49,066
Deferred income tax liability, net	—	274,297	37,280	—	311,577
Deficit in subsidiaries	—	355,959	—	(355,959)	—
Other liabilities	—	35,771	—	—	35,771
Total long-term liabilities	2,665,386	708,408	700,174	(2,136,470)	1,937,498
Equity:
Equity - Western	1,318,467	3,161,717	455,575	(3,617,292)	1,318,467
Equity - Non-controlling interest	—	—	1,714,028	—	1,714,028
Total equity	1,318,467	3,161,717	2,169,603	(3,617,292)	3,032,495
Total liabilities and equity	$4,002,030	$4,424,816	$3,280,091	$(5,825,051)	$5,881,886

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended September 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$1,852,488	$1,472,504	$(755,902)	$2,569,090
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	1,476,431	1,175,243	(755,902)	1,895,772
Direct operating expenses (exclusive of depreciation and amortization)	—	112,532	121,908	—	234,440
Selling, general and administrative expenses	48	28,092	26,325	—	54,465
Gain on disposal of assets, net	—	(6)	(46)	—	(52)
Maintenance turnaround expense	—	490	—	—	490
Depreciation and amortization	—	26,648	24,729	—	51,377
Total operating costs and expenses	48	1,644,187	1,348,159	(755,902)	2,236,492
Operating income (loss)	(48)	208,301	124,345	—	332,598
Other income (expense):
Equity in earnings of subsidiaries	166,608	10,907	—	(177,515)	—
Interest income	—	106	80	—	186
Interest expense and other financing costs	(13,257)	(703)	(12,936)	—	(26,896)
Other, net	—	(6)	4,333	—	4,327
Income before income taxes	153,303	218,605	115,822	(177,515)	310,215
Provision for income taxes	—	(92,114)	(3)	—	(92,117)
Net income	153,303	126,491	115,819	(177,515)	218,098
Less net income attributable to non-controlling interest	—	—	64,795	—	64,795
Net income attributable to Western Refining, Inc.	$153,303	$126,491	$51,024	$(177,515)	$153,303
Comprehensive income attributable to Western Refining, Inc.	$153,303	$126,499	$51,024	$(177,515)	$153,311

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$5,619,409	$4,364,997	$(2,267,694)	$7,716,712
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	4,612,431	3,470,232	(2,267,694)	5,814,969
Direct operating expenses (exclusive of depreciation and amortization)	—	333,521	340,953	—	674,474
Selling, general and administrative expenses	142	87,570	82,096	—	169,808
Loss (gain) on disposal of assets, net	—	444	(601)	—	(157)
Maintenance turnaround expense	—	1,188	—	—	1,188
Depreciation and amortization	—	79,362	73,084	—	152,446
Total operating costs and expenses	142	5,114,516	3,965,764	(2,267,694)	6,812,728
Operating income (loss)	(142)	504,893	399,233	—	903,984
Other income (expense):
Equity in earnings of subsidiaries	433,921	31,572	—	(465,493)	—
Interest income	—	308	242	—	550
Interest expense and other financing costs	(40,568)	(1,943)	(36,658)	—	(79,169)
Other, net	—	(519)	12,076	—	11,557
Income before income taxes	393,211	534,311	374,893	(465,493)	836,922
Provision for income taxes	—	(229,635)	(354)	—	(229,989)
Net income	393,211	304,676	374,539	(465,493)	606,933
Less net income attributable to non-controlling interest	—	—	213,722	—	213,722
Net income attributable to Western Refining, Inc.	$393,211	$304,676	$160,817	$(465,493)	$393,211
Comprehensive income attributable to Western Refining, Inc.	$393,211	$304,700	$160,858	$(465,493)	$393,276

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$2,912,152	$2,364,752	$(1,224,580)	$4,052,324
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	2,513,260	2,086,939	(1,220,644)	3,379,555
Direct operating expenses (exclusive of depreciation and amortization)	—	109,098	113,021	(3,936)	218,183
Selling, general and administrative expenses	46	27,297	29,863	—	57,206
Gain on disposal of assets, net	—	(31)	(35)	—	(66)
Maintenance turnaround expense	—	1,883	—	—	1,883
Depreciation and amortization	—	24,136	22,774	—	46,910
Total operating costs and expenses	46	2,675,643	2,252,562	(1,224,580)	3,703,671
Operating income (loss)	(46)	236,509	112,190	—	348,653
Other income (expense):
Equity in earnings of subsidiaries	200,198	10,671	—	(210,869)	—
Interest income	—	384	99	—	483
Interest expense and other financing costs	(13,403)	(210)	(4,637)	—	(18,250)
Other, net	—	(1,289)	(1,527)	—	(2,816)
Income before income taxes	186,749	246,065	106,125	(210,869)	328,070
Provision for income taxes	—	(80,578)	(135)	—	(80,713)
Net income	186,749	165,487	105,990	(210,869)	247,357
Less net income attributable to non-controlling interest	—	—	60,608	—	60,608
Net income attributable to Western Refining, Inc.	$186,749	$165,487	$45,382	$(210,869)	$186,749
Comprehensive income attributable to Western Refining, Inc.	$186,749	$165,490	$45,413	$(210,869)	$186,783

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$8,751,019	$7,044,156	$(3,666,418)	$12,128,757
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	7,644,119	6,281,454	(3,654,112)	10,271,461
Direct operating expenses (exclusive of depreciation and amortization)	—	314,935	317,366	(12,306)	619,995
Selling, general and administrative expenses	139	81,280	89,159	—	170,578
Affiliate severance costs	—	—	12,878	—	12,878
Loss (gain) on disposal of assets, net	—	1,056	(117)	—	939
Maintenance turnaround expense	—	48,329	—	—	48,329
Depreciation and amortization	—	71,441	69,727	—	141,168
Total operating costs and expenses	139	8,161,160	6,770,467	(3,666,418)	11,265,348
Operating income (loss)	(139)	589,859	273,689	—	863,409
Other income (expense):
Equity in earnings of subsidiaries	485,724	37,790	—	(523,514)	—
Interest income	—	623	276	—	899
Interest expense and other financing costs	(56,585)	(760)	(17,663)	—	(75,008)
Loss on extinguishment of debt	(9)	—	—	—	(9)
Other, net	—	(645)	294	—	(351)
Income before income taxes	428,991	626,867	256,596	(523,514)	788,940
Provision for income taxes	—	(222,980)	(339)	—	(223,319)
Net income	428,991	403,887	256,257	(523,514)	565,621
Less net income attributable to non-controlling interest	—	—	136,630	—	136,630
Net income attributable to Western Refining, Inc.	$428,991	$403,887	$119,627	$(523,514)	$428,991
Comprehensive income attributable to Western Refining, Inc.	$428,991	$403,896	$119,689	$(523,514)	$429,062

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$67,772	$350,863	$378,192	$(131,163)	$665,664
Cash flows from investing activities:
Capital expenditures	—	(138,245)	(59,288)	1,557	(195,976)
Decrease in restricted cash	—	154,681	—	—	154,681
Return of capital from equity method investment	—	—	5,780	—	5,780
Contributions to affiliate	—	(134,965)	—	134,965	—
Proceeds from the sale of assets	—	2,028	590	(1,557)	1,061
Net cash provided by (used in) investing activities	—	(116,501)	(52,918)	134,965	(34,454)
Cash flows from financing activities:
Additions to long-term debt	—	—	300,000	—	300,000
Payments on long-term debt and capital lease obligations	(4,125)	(658)	(776)	—	(5,559)
Payments on revolving credit facility	—	—	(269,000)	—	(269,000)
Deferred financing costs	—	—	(6,820)	—	(6,820)
Distribution to affiliate	—	—	(131,163)	131,163	—
Purchases of treasury stock	(105,000)	—	—	—	(105,000)
Distribution to non-controlling interest holders	—	—	(173,687)	—	(173,687)
Dividends paid	(93,612)	—	—	—	(93,612)
Contributions from affiliates	134,965	—	—	(134,965)	—
Excess tax benefit from stock-based compensation	—	879	—	—	879
Net cash provided by (used in) financing activities	(67,772)	221	(281,446)	(3,802)	(352,799)
Net increase in cash and cash equivalents	—	234,583	43,828	—	278,411
Cash and cash equivalents at beginning of year	21	288,986	142,152	—	431,159
Cash and cash equivalents at end of year	$21	$523,569	$185,980	$—	$709,570

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(38,847)	$455,901	$163,128	$(86,124)	$494,058
Cash flows from investing activities:
Capital expenditures	—	(95,580)	(51,674)	—	(147,254)
Return of capital from equity method investment	—	—	3,910	—	3,910
Contributions to affiliate	—	(194,413)	—	194,413	—
Proceeds from the sale of assets	—	862	446	—	1,308
Net cash provided by (used in) investing activities	—	(289,131)	(47,318)	194,413	(142,036)
Cash flows from financing activities:
Additions to long-term debt	—	—	79,311	—	79,311
Payments on long-term debt and capital lease obligations	(4,384)	—	(162)	—	(4,546)
Distribution to affiliate	—	—	(86,124)	86,124	—
Deferred financing costs	—	—	(4,485)	—	(4,485)
Purchases of treasury stock	(61,540)	—	—	—	(61,540)
Distribution to non-controlling interest holders	—	—	(111,235)	—	(111,235)
Dividends paid	(67,767)	—	—	—	(67,767)
Convertible debt redemption	(809)	—	—	—	(809)
Contributions from affiliates	173,347	—	21,066	(194,413)	—
Excess tax benefit from stock-based compensation	—	1,133	—	—	1,133
Net cash provided by (used in) financing activities	38,847	1,133	(101,629)	(108,289)	(169,938)
Net increase in cash and cash equivalents	—	167,903	14,181	—	182,084
Cash and cash equivalents at beginning of year	21	296,905	171,144	—	468,070
Cash and cash equivalents at end of year	$21	$464,808	$185,325	$—	$650,154

21. Subsequent Events
On October 23, 2015, we submitted a proposal to the Conflicts Committee of the Board of Directors of the general partner of NTI to acquire all of its outstanding publicly-held common units. The proposed purchase price for each NTI common unit was comprised of $17.50 in cash and 0.2266 of a share of Western's common stock. The proposed consideration represented a 15% premium to the 20-day volume weighted average price ("VWAP") of NTI's common unit price as of October 23, 2015, and represented aggregate consideration of $27.62 per common unit of NTI based on the 20-day VWAPs for NTI and Western as of October 23, 2015. Assuming completion of the proposed transaction, NTI will become a wholly-owned subsidiary of Western and NTI common units will cease to be publicly traded. The NTI 2020 Secured Notes will remain outstanding. We anticipate funding the cash portion of the offer with a combination of Western cash-on-hand, debt issued in the capital markets or a bank-sponsored bridge loan. There can be no assurance that a transaction will be approved or consummated.
On October 30, 2015 (the “Purchase Date”), we sold to WNRL a 375 mile segment of the TexNew Mex Pipeline system that extends from WNRL's crude oil station in Star Lake, New Mexico, in the Four Corners region to its T station in Eddy County, New Mexico (the "Contributed TexNew Mex Pipeline"). We also sold an 80,000 barrel crude oil storage tank located at WNRL's crude oil pumping station in Star Lake, New Mexico and certain other related assets. WNRL acquired these assets from us in exchange for $170 million in cash and 421,031 common units representing limited partner interests in WNRL.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the closing, we also entered into an amendment to our Pipeline and Gathering Services Agreement with WNRL (the "Amendment to the Pipeline Agreement"). The Amendment to the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage tank. In this Amendment to the Pipeline Agreement, we have agreed to provide a minimum volume commitment of 13,000 bpd of crude oil for shipment on the Contributed TexNew Mex Pipeline for 10 years from the date of the Amendment to the Pipeline Agreement. We also amended our limited partnership agreement with WNRL whereby WNRL will issue us a new class of WNRL partnership interests, in connection with the acquisition, that entitle us to 80% of the economics resulting from crude oil throughput on the Contributed TexNew Mex Pipeline above 13,000 bpd. WNRL will be entitled to 20% of the economics resulting from crude oil throughput on the Contributed TexNew Mex Pipeline above our 13,000 bpd minimum volume commitment.
WNRL funded the cash consideration through $145.0 million in new borrowings under its Revolving Credit Facility and $25.0 million from cash on hand. As required for accounting purposes, WNRL recorded the acquired assets at the historical book value as the asset transaction was between entities under common control.

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
Company Overview
We are an independent crude oil refiner and marketer of refined products incorporated in September 2005 under Delaware law with principal offices located in El Paso, Texas. Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol “WNR.” We own certain operating assets directly: the controlling general partner interest and a 38.4% limited partner interest in NTI and the controlling general partner interest, incentive distribution rights and, as of September 30, 2015, a 66.1% limited partner interest in WNRL. NTI and WNRL common partnership units trade on the NYSE under the symbols "NTI" and "WNRL," respectively. See Note 21, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements for a discussion of our ownership interest in WNRL subsequent to September 30, 2015.
We produce refined products at our refineries in El Paso, Texas (131,000 barrels per day, or bpd), near Gallup, New Mexico (25,000 bpd) and NTI's refinery in St. Paul Park, Minnesota (97,800 bpd). We sell refined products primarily in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico, through bulk distribution terminals and wholesale marketing networks. We also sell refined products through two retail networks with a total of 528 company-owned and franchised retail sites in the U.S.
NTI owns and operates a refinery in St. Paul Park, Minnesota and, at September 30, 2015, NTI included the operations of 165 retail convenience stores and supported 102 franchised retail convenience stores. NTI's primary areas of operation include Minnesota and Wisconsin.
WNRL provides logistical services to our refineries in the Southwest and operates several lubricant and bulk petroleum distribution plants and a fleet of crude oil and refined product delivery trucks. WNRL distributes wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico and Texas.
On October 15, 2014, we sold all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") to WNRL. The sale of WRW to WNRL was a transaction between entities under common control. We have recast historical financial and operational data of WNRL, for all periods presented, to reflect the purchase and consolidation of WRW into WNRL. We refer to this transaction as the "Wholesale Acquisition."
We changed our reportable segments during the fourth quarter of 2014 due to changes in our organization and have retrospectively adjusted our historical and financial data to account for these changes. Our operations include four business segments: refining, NTI, WNRL and retail. See Note 3, Segment Information, in the Notes to Condensed Consolidated Financial Statements for further discussion of our business segments.
A description of our four reportable business segments follows:

•
Refining. Our refining segment owns and operates two refineries in the Southwest that process crude oil and other feedstocks primarily into gasoline, diesel fuel, jet fuel and asphalt. Our refining segment also owns and operates certain logistics assets including a 375 mile section of the TexNew Mex Pipeline system that extends from WNRL's crude oil station in Star Lake, New Mexico, in the Four Corners region to its T station in Eddy County, New Mexico. We market refined products to a diverse customer base including wholesale distributors and retail chains. The refining segment also sells refined products in the Mid-Atlantic region and Mexico. On October 30, 2015, we sold this section of the pipeline to WNRL. See Note 21, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements for a discussion of this transaction.

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

Major Influences on Results of Operations
Summary of Third Quarter 2015

•	We averaged total throughput of 138,916 bpd at the El Paso refinery for the three months ended September 30, 2015, a 6.3% increase from the three months ended September 30, 2014.

•
We averaged total throughput of 25,664 bpd at the Gallup refinery for the three months ended September 30, 2015, a 7.6% decrease from the three months ended September 30, 2014. The decreased throughput was the result of outages from planned maintenance activity during the current period.

•
NTI averaged total throughput of 90,590 bpd at the St. Paul Park refinery for the three months ended September 30, 2015, a 6.1% decrease from the three months ended September 30, 2014. The decreased throughput was primarily the result of an unplanned outage at the refinery during the current period.

•	We purchased 1,906,881 shares under our share repurchase programs at a total cost of $80.0 million and an average price of $41.95 per share.

•	We declared and paid dividends of $0.34 per common share for an aggregate payment of $32.5 million.

•	NTI declared and paid a quarterly cash distribution of $1.19 per unit.

•	WNRL declared and paid a quarterly cash distribution of $0.3650 per unit.
2015 Year-to-Date Operating and Financial Highlights
Net income attributable to Western was $393.2 million, or $4.12 per diluted share for the nine months ended September 30, 2015, compared to $429.0 million, or $4.28 per diluted share for the nine months ended September 30, 2014.
Our operating income increased $40.6 million from September 30, 2014, to September 30, 2015, as shown by segment in the following table:

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Refining	$541,084	$631,837	$(90,753)
NTI	334,783	222,735	112,048
WNRL	64,450	50,954	13,496
Retail	20,679	12,748	7,931
Other	(57,012)	(54,865)	(2,147)
Total operating income	$903,984	$863,409	$40,575
The WNRL financial and operational data presented includes the historical results of all assets acquired from Western in the Wholesale Acquisition. This transaction was a transfer of assets between entities under common control. The financial information for the affected reporting segments has been retrospectively adjusted to include or exclude the historical results of the transferred WRW assets for periods prior to the effective date of the transaction. See Note 3, Segment Information, in the Notes to Condensed Consolidated Financial Statements for further discussion of these retrospective adjustments.
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
Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenues or cost of products sold. In addition to the crude oil that we purchase to supply our refinery production, we also purchase crude oil quantities that are transported to different locations and sold to third parties. We record these sales on a gross basis with the sales price recorded as revenues and the related costs within cost of products sold. Consolidated cost of products sold for the nine months ended September 30, 2015, includes $10.3 million of realized and non-cash unrealized net gains from our economic hedging activities including refining segment gains of $8.8 million and NTI gains of $1.5 million. The non-cash unrealized net losses included in this total for the nine months ended September 30, 2015, were $42.1 million, including $42.4 million related to refining segment losses offset by $0.3 million in NTI gains.
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
Safety, reliability and the environmental performance of our refineries’ operations are critical components of our financial performance. Unplanned downtime of our refineries generally results in lost refinery gross margin, increased maintenance costs and a temporary increase in our working capital investment. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or a major maintenance project, through our planning process that considers product availability, the margin environment and the availability of resources to perform the required maintenance. We occasionally experience unplanned downtime due to circumstances outside of our control. Certain of these outages may lead to losses that qualify for reimbursement under our business interruption insurance and we record such reimbursements as revenues when received.
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
Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We are currently evaluating the effect that certain of these new accounting requirements may have on our accounting and related reporting and disclosures in our consolidated financial statements. For further discussion of the impact of recent accounting pronouncements, see Note 2, Basis of Presentation and Significant Accounting Policies.

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and nine months ended September 30, 2015 and 2014. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.
Consolidated
Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$2,569,090	$4,052,324	$(1,483,234)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,895,772	3,379,555	(1,483,783)
Direct operating expenses (exclusive of depreciation and amortization) (1)	234,440	218,183	16,257
Selling, general and administrative expenses	54,465	57,206	(2,741)
Gain on disposal of assets, net	(52)	(66)	14
Maintenance turnaround expense	490	1,883	(1,393)
Depreciation and amortization	51,377	46,910	4,467
Total operating costs and expenses	2,236,492	3,703,671	(1,467,179)
Operating income	332,598	348,653	(16,055)
Other income (expense):
Interest income	186	483	(297)
Interest expense and other financing costs	(26,896)	(18,250)	(8,646)
Other, net	4,327	(2,816)	7,143
Income before income taxes	310,215	328,070	(17,855)
Provision for income taxes	(92,117)	(80,713)	(11,404)
Net income	218,098	247,357	(29,259)
Less net income attributable to non-controlling interests (2)	64,795	60,608	4,187
Net income attributable to Western Refining, Inc.	$153,303	$186,749	$(33,446)

Basic earnings per share	$1.61	$1.85	$(0.24)
Diluted earnings per share	$1.61	$1.84	$(0.23)
Dividends declared per common share	$0.34	$0.26	$0.08
Weighted average basic shares outstanding	94,826	101,199	(6,373)
Weighted average dilutive shares outstanding	94,924	101,325	(6,401)

(1)
Excludes $885.2 million and $1,193.0 million of intercompany sales and $885.2 million and $1,189.0 million of intercompany cost of products sold for the three months ended September 30, 2015 and September 30, 2014, respectively, and $4.0 million of intercompany direct operating expenses for the three months ended September 30, 2014 with no comparable activity for the three months ended September 30, 2015.

(2)
Net income attributable to non-controlling interests for the three months ended September 30, 2015, consisted of income from NTI and WNRL in the amount of $59.2 million and $5.6 million, respectively. Net income attributable to non-controlling interests for the three months ended September 30, 2014, consisted of income from NTI and WNRL in the amount of $56.4 million and $4.3 million, respectively.

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Economic Hedging Activities Reported within Cost of Products Sold
Realized hedging gain, net	$26,949	$26,716	$233
Unrealized hedging gain, net	271	17,020	(16,749)
Total hedging gain, net	$27,220	$43,736	$(16,516)

Cash Flow Data
Net cash provided by (used in):
Operating activities	$373,620	$208,959	$164,661
Investing activities	(20,321)	(46,875)	26,554
Financing activities	(187,665)	(43,743)	(143,922)
Capital expenditures	$76,431	$49,923	$26,508
Gross Margin. Gross margin is calculated as net sales less cost of products sold (exclusive of depreciation and amortization). Compared to the three months ended September 30, 2014, our current quarter consolidated gross margin increased by 0.1%. This increase was primarily due to refining margins and economic hedging activities, both of which we discuss in our refining and NTI segments.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to increases of $6.5 million, $6.3 million and $4.6 million in our WNRL, NTI and retail segments, respectively, partially offset by a decrease of $0.9 million in our refining segment.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses resulted from decreases of $1.4 million, $1.4 million and $0.8 million in our corporate overhead and NTI and WNRL segments, respectively, partially offset by increases of $0.6 million and $0.3 million in our retail and refining segments, respectively. The decrease in corporate overhead was primarily due to lower professional and legal expenses and insurance expenses in the current period.
Depreciation and Amortization. The increase between periods was primarily due to additional depreciation associated with logistics assets capitalized through the ongoing expansion of our Delaware Basin logistics system.
Interest Expense and Other Financing Costs. The increase in interest expense from prior periods was attributable to interest incurred resulting from WNRL's issuance of $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 (the "WNRL 2023 Senior Notes") in February 2015.

Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$7,716,712	$12,128,757	$(4,412,045)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	5,814,969	10,271,461	(4,456,492)
Direct operating expenses (exclusive of depreciation and amortization) (1)	674,474	619,995	54,479
Selling, general and administrative expenses	169,808	170,578	(770)
Affiliate severance costs	—	12,878	(12,878)
Loss (gain) on disposal of assets, net	(157)	939	(1,096)
Maintenance turnaround expense	1,188	48,329	(47,141)
Depreciation and amortization	152,446	141,168	11,278
Total operating costs and expenses	6,812,728	11,265,348	(4,452,620)
Operating income	903,984	863,409	40,575
Other income (expense):
Interest income	550	899	(349)
Interest expense and other financing costs	(79,169)	(75,008)	(4,161)
Loss on extinguishment of debt	—	(9)	9
Other, net	11,557	(351)	11,908
Income before income taxes	836,922	788,940	47,982
Provision for income taxes	(229,989)	(223,319)	(6,670)
Net income	606,933	565,621	41,312
Less net income attributable to non-controlling interests (2)	213,722	136,630	77,092
Net income attributable to Western Refining, Inc.	$393,211	$428,991	$(35,780)

Basic earnings per share	$4.12	$4.86	$(0.74)
Diluted earnings per share	$4.12	$4.28	$(0.16)
Dividends declared per common share	$0.98	$0.78	$0.20
Weighted average basic shares outstanding	95,308	88,240	7,068
Weighted average dilutive shares outstanding	95,408	102,207	(6,799)

(1)
Excludes $2,517.3 million and $3,487.8 million of intercompany sales and $2,517.3 million and $3,475.5 million of intercompany cost of products sold for the nine months ended September 30, 2015 and September 30, 2014, respectively, and $12.3 million of intercompany direct operating expenses for the nine months ended September 30, 2014 with no comparable activity for nine months ended September 30, 2015.

(2)
Net income attributable to non-controlling interests for the nine months ended September 30, 2015, consisted of income from NTI and WNRL in the amount of $197.6 million and $16.2 million, respectively. Net income attributable to non-controlling interests for the nine months ended September 30, 2014, consisted of income from NTI and WNRL in the amount of $124.8 million and $11.8 million, respectively.

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Economic Hedging Activities Recognized within Cost of Products Sold
Realized hedging gain, net	$52,325	$44,272	$8,053
Unrealized hedging gain (loss), net	(42,073)	136,371	(178,444)
Total hedging gain, net	$10,252	$180,643	$(170,391)

Cash Flow Data
Net cash provided by (used in):
Operating activities	$665,664	$494,058	$171,606
Investing activities	(34,454)	(142,036)	107,582
Financing activities	(352,799)	(169,938)	(182,861)
Capital expenditures	$195,976	$147,254	$48,722
Gross Margin. Gross margin is calculated as net sales less cost of products sold (exclusive of depreciation and amortization). Compared to the nine months ended September 30, 2014, our consolidated gross margin increased by 2.4% for the current year period. This increase was primarily due to refining margins and economic hedging activities. We discuss refining margins and economic hedging activities under our refining and NTI segments.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to increases of $18.7 million, $17.2 million, $12.2 million and $6.9 million in our NTI, WNRL, retail and refining segments, respectively.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses resulted from a decrease of $7.5 million in our NTI segment, partially offset by an increase of $2.5 million, $2.1 million, $1.7 million and $0.5 million in our refining segment, corporate overhead, retail segment and WNRL segment, respectively. The increase in corporate overhead was due to higher employee expenses based primarily on higher incentive compensation expenses in the current period.
Affiliate Severance Costs. The severance costs incurred during the nine months ended September 30, 2014, relate to severance payments resulting from Western's acquisition of NTI's general partner.
Maintenance Turnaround Expense. We reported minimal turnaround expenses during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we reported turnaround expenses in connection with the 2014 turnaround of the south side units of the El Paso refinery.
Depreciation and Amortization. The increase between periods was primarily due to additional depreciation at our El Paso refinery primarily resulting from assets capitalized during the first quarter of 2014 in El Paso and additional depreciation associated with our logistics assets related to the ongoing expansion of our Delaware Basin logistics system.
Interest Expense and Other Financing Costs. The increase in interest expense from prior periods was attributable to interest incurred through WNRL's issuance of $300.0 million in aggregate principal amount of the WNRL 2023 Senior Notes. This increase was partially offset during the current year by the retirement of our 5.75% Convertible Senior Unsecured Notes during the second quarter of 2014.

Results by Segment
The following tables set forth our historical financial data by segment for the periods presented. During the fourth quarter of 2014, we changed our reportable segments due to changes in our organization. Our operations are organized into four operating segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes and our types of customers. These segments are refining, NTI, WNRL and retail. See Note 3, Segment Information, in the Notes to Condensed Consolidated Financial Statements for more information. The historical financial data was retrospectively adjusted for the periods presented to conform to the current presentation.

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Gross Margin by Segment
Refining	$317,608	$352,242	$(34,634)
NTI	224,339	213,336	11,003
WNRL (1)	72,922	60,540	12,382
Retail	58,679	46,496	12,183
Other	(230)	155	(385)
Consolidated gross margin	$673,318	$672,769	$549
Direct Operating Expenses by Segment
Refining	$77,249	$78,184	$(935)
NTI	82,203	75,909	6,294
WNRL	39,705	33,175	6,530
Retail	35,283	30,710	4,573
Other	—	205	(205)
Consolidated direct operating expenses	$234,440	$218,183	$16,257
Depreciation and Amortization by Segment
Refining	$22,013	$20,280	$1,733
NTI	19,746	18,482	1,264
WNRL	4,983	4,292	691
Retail	3,676	3,069	607
Other	959	787	172
Consolidated depreciation and amortization	$51,377	$46,910	$4,467

(1)	WNRL gross margin includes $51.9 million and $45.0 million of intersegment fee based revenues for the three months ended September 30, 2015 and 2014, respectively.
See additional analysis under discussions of our refining, NTI, WNRL and retail segments.

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Gross Margin by Segment
Refining	$864,673	$988,010	$(123,337)
NTI	685,673	573,759	111,914
WNRL (1)	209,092	176,636	32,456
Retail	142,535	118,506	24,029
Other	(230)	385	(615)
Consolidated gross margin	$1,901,743	$1,857,296	$44,447
Direct Operating Expenses by Segment
Refining	$232,160	$225,224	$6,936
NTI	228,256	209,535	18,721
WNRL	112,697	95,524	17,173
Retail	101,278	89,115	12,163
Other	83	597	(514)
Consolidated direct operating expenses	$674,474	$619,995	$54,479
Depreciation and Amortization by Segment
Refining	$65,535	$60,145	$5,390
NTI	58,626	56,829	1,797
WNRL	14,458	12,898	1,560
Retail	10,993	8,821	2,172
Other	2,834	2,475	359
Consolidated depreciation and amortization	$152,446	$141,168	$11,278

(1)	WNRL gross margin includes $143.5 million and $129.0 million of intersegment fee based revenues for the nine months ended September 30, 2015 and 2014, respectively.
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
Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$153,303	$186,749	$(33,446)
Net income attributable to non-controlling interests	64,795	60,608	4,187
Interest expense and other financing costs	26,896	18,250	8,646
Provision for income taxes	92,117	80,713	11,404
Gain on disposal of assets, net	(52)	(66)	14
Depreciation and amortization	51,377	46,910	4,467
Maintenance turnaround expense	490	1,883	(1,393)
Net change in lower of cost or market inventory reserve	36,795	—	36,795
Unrealized gain on commodity hedging transactions	(271)	(17,020)	16,749
Adjusted EBITDA	$425,450	$378,027	$47,423

Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$393,211	$428,991	$(35,780)
Net income attributable to non-controlling interests	213,722	136,630	77,092
Interest expense and other financing costs	79,169	75,008	4,161
Provision for income taxes	229,989	223,319	6,670
Loss (gain) on disposal of assets, net	(157)	939	(1,096)
Depreciation and amortization	152,446	141,168	11,278
Maintenance turnaround expense	1,188	48,329	(47,141)
Loss on extinguishment of debt	—	9	(9)
Net change in lower of cost or market inventory reserve	(17,131)	—	(17,131)
Unrealized loss (gain) on commodity hedging transactions	42,073	(136,371)	178,444
Adjusted EBITDA	$1,094,510	$918,022	$176,488

Refining Segment
Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except bpd and per barrel data)
Statement of Operations Data:
Net sales (including intersegment sales) (1)	$1,652,934	$2,498,226	$(845,292)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	1,335,326	2,145,984	(810,658)
Direct operating expenses (exclusive of depreciation and amortization)	77,249	78,184	(935)
Selling, general and administrative expenses	7,509	7,216	293
Loss on disposal of assets, net	—	103	(103)
Maintenance turnaround expense	490	1,883	(1,393)
Depreciation and amortization	22,013	20,280	1,733
Total operating costs and expenses	1,442,587	2,253,650	(811,063)
Operating income	$210,347	$244,576	$(34,229)
Key Operating Statistics
Total sales volume (bpd) (1) (3)	247,839	219,755	28,084
Total production (bpd)	162,058	156,291	5,767
Total throughput (bpd)	164,580	158,452	6,128
Per barrel of throughput:
Refinery gross margin (2) (4)	$21.11	$24.04	$(2.93)
Direct operating expenses (5)	5.10	5.36	(0.26)
Mid-Atlantic sales volume (bbls)	2,144	2,005	139
Mid-Atlantic margin per barrel	$(1.10)	$0.91	$(2.01)
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
El Paso and Gallup Refineries

	Three Months Ended
	September 30,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	87,816	81,350	6,466
Diesel and jet fuel	63,545	65,786	(2,241)
Residuum	4,121	5,569	(1,448)
Other	6,576	3,586	2,990
Total production (bpd)	162,058	156,291	5,767
Throughput (bpd):
Sweet crude oil	131,465	122,282	9,183
Sour crude oil	23,854	26,319	(2,465)
Other feedstocks and blendstocks	9,261	9,851	(590)
Total throughput (bpd)	164,580	158,452	6,128

El Paso Refinery

	Three Months Ended
	September 30,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	71,855	64,614	7,241
Diesel and jet fuel	55,667	56,278	(611)
Residuum	4,121	5,569	(1,448)
Other	5,016	2,517	2,499
Total production (bpd)	136,659	128,978	7,681
Throughput (bpd):
Sweet crude oil	107,577	97,514	10,063
Sour crude oil	23,854	26,319	(2,465)
Other feedstocks and blendstocks	7,485	6,844	641
Total throughput (bpd)	138,916	130,677	8,239
Total sales volume (bpd) (3)	149,861	138,212	11,649
Per barrel of throughput:
Refinery gross margin (2) (4)	$18.51	$20.99	$(2.48)
Direct operating expenses (5)	3.64	4.32	(0.68)

Gallup Refinery

	Three Months Ended
	September 30,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	15,961	16,736	(775)
Diesel and jet fuel	7,878	9,508	(1,630)
Other	1,560	1,069	491
Total production (bpd)	25,399	27,313	(1,914)
Throughput (bpd):
Sweet crude oil	23,888	24,768	(880)
Other feedstocks and blendstocks	1,776	3,007	(1,231)
Total throughput (bpd)	25,664	27,775	(2,111)
Total sales volume (bpd) (3)	33,489	35,705	(2,216)
Per barrel of throughput:
Refinery gross margin (2) (4)	$23.08	$20.65	$2.43
Direct operating expenses (5)	9.10	8.29	0.81

(1)
Refining net sales for the three months ended September 30, 2015 and 2014, includes $279.4 million and $410.4 million, respectively, representing a period average of 64,488 bpd and 45,837 bpd, respectively, in crude oil sales to third parties.

(2)
Cost of products sold for the refining segment includes the segment's net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Realized hedging gain, net	$23,134	$20,737	$2,397
Unrealized hedging gain, net	1,531	16,190	(14,659)
Total hedging gain, net	$24,665	$36,927	$(12,262)

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 8.4% and 8.7% of our total consolidated sales volumes for the three months ended September 30, 2015 and 2014, respectively. The majority of the purchased refined products are distributed through our refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Refinery net sales (including intersegment sales)	$1,498,049	$2,263,053	$(765,004)
Mid-Atlantic sales	154,885	235,173	(80,288)
Net sales (including intersegment sales)	$1,652,934	$2,498,226	$(845,292)

Refinery cost of products sold (exclusive of depreciation and amortization)	$1,178,412	$1,912,640	$(734,228)
Mid-Atlantic cost of products sold	156,914	233,344	(76,430)
Cost of products sold (exclusive of depreciation and amortization)	$1,335,326	$2,145,984	$(810,658)

Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. The following table reconciles combined gross profit for our refineries to combined gross margin for our refineries for the periods presented:

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except per barrel data)
Refinery net sales (including intersegment sales)	$1,498,049	$2,263,053	$(765,004)
Refinery cost of products sold (exclusive of depreciation and amortization)	1,178,412	1,912,640	(734,228)
Depreciation and amortization	22,013	20,280	1,733
Gross profit	297,624	330,133	(32,509)
Plus depreciation and amortization	22,013	20,280	1,733
Refinery gross margin	$319,637	$350,413	$(30,776)
Refinery gross margin per throughput barrel	$21.11	$24.04	$(2.93)
Gross profit per throughput barrel	$19.66	$22.65	$(2.99)

(5)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Gross Margin. Refinery gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Excluding the impact of hedging activities, refinery gross margin per throughput barrel increased in a manner consistent with the increase in industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread rose to $21.43 in the third quarter of 2015 from $18.10 in the third quarter of 2014. Our crude oil purchases are based on pricing tied to West Texas Intermediate ("WTI") that, in recent quarters, has experienced price volatility relative to Brent crude oil. During the third quarter of 2015, this differential decreased to an average of $4.03 per barrel from an average of $4.36 per barrel for the third quarter of 2014. During 2014 and in the first half of 2015, our El Paso refinery margins reflected the positive impact of the WTI Midland/Cushing discount. The discount reversed in the third quarter of 2015 as the differential averaged a WTI Midland premium of $0.71 per barrel during the third quarter of 2015 compared to a third quarter 2014 WTI Midland discount of $9.96 per barrel.
Refinery gross margin was also affected by third quarter 2015 net realized and unrealized economic hedging gains of $24.7 million compared to gains of $36.9 million during the third quarter of 2014. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on a portion of our future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin.
Other impacts to margin include the net cost of Renewable Identification Numbers ("RIN"), which was $13.1 million for the three months ended September 30, 2015, compared to $12.5 million for the three months ended September 30, 2014. Total refinery throughput increased by 0.6 million barrels quarter over quarter. Our refined product sales volume increased to 22.8 million barrels during the third quarter of 2015 from 20.2 million barrels during the third quarter of 2014.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased quarter over quarter primarily due to a decrease in chemical and energy expenses of $3.1 million, resulting from lower commodity prices, and decreases in environmental and maintenance expenses of $1.7 million and $1.5 million, respectively. Offsetting the total decrease were increases to outside support services, railcar leases and employee expenses of $2.2 million, $1.0 million and $0.5 million, respectively, as well as increases in property taxes, insurance and other items of $1.4 million.
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation associated with recently capitalized assets.

Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except bpd and per barrel data)
Statement of Operations Data:
Net sales (including intersegment sales) (1)	$4,963,407	$7,566,741	$(2,603,334)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	4,098,734	6,578,731	(2,479,997)
Direct operating expenses (exclusive of depreciation and amortization)	232,160	225,224	6,936
Selling, general and administrative expenses	24,211	21,700	2,511
Loss on disposal of assets, net	495	775	(280)
Maintenance turnaround expense	1,188	48,329	(47,141)
Depreciation and amortization	65,535	60,145	5,390
Total operating costs and expenses	4,422,323	6,934,904	(2,512,581)
Operating income	$541,084	$631,837	$(90,753)
Key Operating Statistics
Total sales volume (bpd) (1) (3)	238,375	216,009	22,366
Total production (bpd)	162,377	151,697	10,680
Total throughput (bpd)	164,616	153,937	10,679
Per barrel of throughput:
Refinery gross margin (2) (4)	$19.22	$23.45	$(4.23)
Direct operating expenses (5)	5.17	5.36	(0.19)
Mid-Atlantic sales volume (bbls)	6,597	6,883	(286)
Mid-Atlantic margin per barrel	$0.15	$0.37	$(0.22)
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
El Paso and Gallup Refineries

	Nine Months Ended
	September 30,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	87,678	77,732	9,946
Diesel and jet fuel	63,941	63,692	249
Residuum	4,730	5,241	(511)
Other	6,028	5,032	996
Total production (bpd)	162,377	151,697	10,680
Throughput (bpd):
Sweet crude oil	131,626	120,873	10,753
Sour crude oil	23,055	24,841	(1,786)
Other feedstocks and blendstocks	9,935	8,223	1,712
Total throughput (bpd)	164,616	153,937	10,679

El Paso Refinery

	Nine Months Ended
	September 30,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	70,613	60,904	9,709
Diesel and jet fuel	55,804	54,911	893
Residuum	4,730	5,241	(511)
Other	4,503	3,588	915
Total production (bpd)	135,650	124,644	11,006
Throughput (bpd):
Sweet crude oil	106,850	95,881	10,969
Sour crude oil	23,055	24,841	(1,786)
Other feedstocks and blendstocks	7,604	5,709	1,895
Total throughput (bpd)	137,509	126,431	11,078
Total sales volume (bpd) (3)	150,404	138,851	11,553
Per barrel of throughput:
Refinery gross margin (2) (4)	$18.65	$19.50	$(0.85)
Direct operating expenses (5)	3.96	4.31	(0.35)

Gallup Refinery

	Nine Months Ended
	September 30,
	2015	2014	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	17,065	16,828	237
Diesel and jet fuel	8,137	8,781	(644)
Other	1,525	1,444	81
Total production (bpd)	26,727	27,053	(326)
Throughput (bpd):
Sweet crude oil	24,776	24,992	(216)
Other feedstocks and blendstocks	2,331	2,514	(183)
Total throughput (bpd)	27,107	27,506	(399)
Total sales volume (bpd) (3)	33,339	34,257	(918)
Per barrel of throughput:
Refinery gross margin (2) (4)	$19.85	$16.54	$3.31
Direct operating expenses (5)	8.30	8.58	(0.28)

(1)
Refining net sales for the nine months ended September 30, 2015 and 2014, includes $753.8 million and $1,163.8 million, respectively, representing a period average of 54,631 bpd and 42,901 bpd, respectively, in crude oil sales to third parties.

(2)
Cost of products sold for the refining segment includes the segment's net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Realized hedging gain, net	$51,275	$41,399	$9,876
Unrealized hedging gain (loss), net	(42,446)	135,246	(177,692)
Total hedging gain (loss), net	$8,829	$176,645	$(167,816)

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 9.4% and 10.3% of our total consolidated sales volumes for the nine months ended September 30, 2015 and 2014, respectively. The majority of the purchased refined products are distributed through our refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Refinery net sales (including intersegment sales)	$4,466,544	$6,734,253	$(2,267,709)
Mid-Atlantic sales	496,863	832,488	(335,625)
Net sales (including intersegment sales)	$4,963,407	$7,566,741	$(2,603,334)

Refinery cost of products sold (exclusive of depreciation and amortization)	$3,602,870	$5,748,784	$(2,145,914)
Mid-Atlantic cost of products sold	495,864	829,947	(334,083)
Cost of products sold (exclusive of depreciation and amortization)	$4,098,734	$6,578,731	$(2,479,997)

Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. The following table reconciles combined gross profit for our refineries to combined gross margin for our refineries for the periods presented:

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except per barrel data)
Refinery net sales (including intersegment sales)	$4,466,544	$6,734,253	$(2,267,709)
Refinery cost of products sold (exclusive of depreciation and amortization)	3,602,870	5,748,784	(2,145,914)
Depreciation and amortization	65,535	60,145	5,390
Gross profit	798,139	925,324	(127,185)
Plus depreciation and amortization	65,535	60,145	5,390
Refinery gross margin	$863,674	$985,469	$(121,795)
Refinery gross margin per throughput barrel	$19.22	$23.45	$(4.23)
Gross profit per throughput barrel	$17.76	$22.02	$(4.26)

(5)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Gross Margin. Refinery gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Excluding the impact of hedging activities, refinery gross margin per throughput barrel increased in a manner consistent with the increase in industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread rose to $20.72 in the first nine months of 2015 from $17.96 in the first nine months of 2014. Our crude oil purchases are based on pricing tied to WTI that, in recent quarters, has experienced price volatility relative to Brent crude oil. During the first nine months of 2015, this differential decreased to an average of $4.37 per barrel from an average of $6.75 per barrel for the first nine months of 2014. During 2014 and through the first nine months of 2015, our El Paso refinery margins have reflected the positive impact of the WTI Midland/Cushing discount. The discount relationship reversed in the current period and WTI Midland pricing averaged a premium over WTI Cushing for the third quarter of 2015. This reversal caused a decrease in the WTI Midland/Cushing discount to an average of $0.57 per barrel during the first nine months of 2015, compared to an average discount of $8.10 for the first nine months of 2014.
Refinery gross margin was also affected by net realized and unrealized economic hedging gains of $8.8 million for the first nine months of 2015, compared to net realized and unrealized economic hedging gains of $176.6 million for the first nine months of 2014. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on a portion of our future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin.
Other impacts to margin include the net cost of RINs, which was $25.8 million for the first nine months of 2015, compared to $23.8 million for the first nine months of 2014. Total refinery throughput increased by 2.9 million barrels. Our refined product sales volume increased to 65.1 million barrels during the first nine months of 2015 from 59.0 million barrels during the first nine months of 2014. The year over year increase in refinery throughput and refined product sales volume was primarily due to the 2014 impact of the first quarter turnaround at the El Paso refinery's south side units with no comparable outage in 2015.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased primarily due to an increase in employee expenses of $4.1 million primarily generated by greater headcount, an increase in maintenance expense of $3.5 million due to maintenance projects at the El Paso refinery, an increase in railcar lease expense of $3.1 million due to new short term leases in 2015 and increases in property tax and outside services totaling $2.0 million. A partial offset to these increases was a decrease in energy expense of $6.0 million due to decreased natural gas prices.
Maintenance Turnaround Expense. During the nine months ended September 30, 2014, we reported turnaround expenses in connection with a turnaround of the south side units of the El Paso refinery.
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation at our El Paso refinery primarily resulting from assets capitalized during the first quarter of 2014 in El Paso and additional depreciation associated with recently capitalized assets.

NTI
Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except bpd and per barrel data)
Statement of Operations Data:
Net sales	$798,025	$1,449,033	$(651,008)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	573,686	1,235,697	(662,011)
Direct operating expenses (exclusive of depreciation and amortization)	82,203	75,909	6,294
Selling, general and administrative expenses	20,762	22,146	(1,384)
Gain on disposal of assets, net	(33)	—	(33)
Depreciation and amortization	19,746	18,482	1,264
Total operating costs and expenses	696,364	1,352,234	(655,870)
Operating income	$101,661	$96,799	$4,862
Key Operating Statistics
Total sales volume (bpd)	99,617	100,064	(447)
Total refinery production (bpd)	90,362	96,625	(6,263)
Total refinery throughput (bpd) (2)	90,590	96,464	(5,874)
Per barrel of throughput:
Refinery gross margin (1) (3)	$20.65	$18.87	$1.78
Direct operating expenses (4)	4.84	4.46	0.38

Retail fuel gallons sold (in thousands)	78,414	79,674	(1,260)
Retail fuel margin per gallon (5)	$0.27	$0.20	$0.07
Merchandise sales	100,645	95,647	4,998
Merchandise margin (6)	25.8%	25.7%	0.1%

(1)
Cost of products sold for NTI includes the net realized and net non-cash unrealized hedging activity shown in the table below. Hedging gains and losses are also included in the combined gross profit and refinery gross margin.

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Realized hedging gain, net	$3,815	$5,978	$(2,163)
Unrealized hedging gain (loss), net	(1,260)	830	(2,090)
Total hedging gain, net	$2,555	$6,808	$(4,253)

(2)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by the refinery's total throughput volumes for the respective periods presented. Refinery net sales include $35.3 million and $322.6 million related to crude oil sales during the third quarter of 2015 and 2014, respectively. Refinery gross margin is a non-GAAP performance measure that we believe is useful in evaluating refinery performance as a general indication of the excess of the refined product sales amount over the related cost of products sold. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled to corresponding amounts included in the statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. Cost of products sold for the third quarter of 2015 includes a non-cash adjustment of $36.8 million in order to state the inventory value at market prices that were lower than cost.

The following table reconciles gross profit to gross margin for the St. Paul Park refinery for the periods presented:

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except per barrel data)
Net refinery sales (including intersegment sales)	$762,275	$1,425,308	$(663,033)
Refinery cost of products sold (exclusive of depreciation and amortization)	590,138	1,257,837	(667,699)
Refinery depreciation and amortization	17,366	15,890	1,476
Gross profit	154,771	151,581	3,190
Plus depreciation and amortization	17,366	15,890	1,476
Refinery gross margin	$172,137	$167,471	$4,666
Refinery gross margin per refinery throughput barrel	$20.65	$18.87	$1.78
Gross profit per refinery throughput barrel	$18.57	$17.08	$1.49

(4)
NTI's direct operating expenses per throughput barrel are calculated by dividing refining direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

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

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). NTI gross margin increased primarily due to increased gross margin per barrel sold, partially offset by a volume decrease in barrels sold of 0.4% due to lower throughput in the three months ended September 30, 2015. Gross margin for the three months ended September 30, 2015, includes a non-cash adjustment, reducing gross margin by $36.8 million, to state NTI's LIFO inventory at market prices that were lower than LIFO cost.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter due to increased maintenance costs for planned maintenance at certain refinery units, increased refining personnel costs caused by higher staffing levels, higher personnel costs due to increases in Minnesota's minimum wage and higher incentive compensation expense. These increases were partially offset by lower natural gas costs during the three months ended September 30, 2015.
Selling, General and Administrative Expenses. The decrease relates primarily to lower legal and insurance expenses, partially offset by higher incentive compensation and professional service expenses.
Depreciation and Amortization. Depreciation and amortization increased primarily due to increased refining assets placed in service since September 30, 2014.

Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except bpd, per gallon and outlet data)
Statement of Operations Data:
Net sales	$2,348,621	$4,205,732	$(1,857,111)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,662,948	3,631,911	(1,968,963)
Direct operating expenses (exclusive of depreciation and amortization)	228,256	209,597	18,659
Selling, general and administrative expenses	64,352	71,883	(7,531)
Affiliate severance costs	—	12,878	(12,878)
Gain on disposal of assets, net	(344)	(101)	(243)
Depreciation and amortization	58,626	56,829	1,797
Total operating costs and expenses	2,013,838	3,982,997	(1,969,159)
Operating income	$334,783	$222,735	$112,048
Key Operating Statistics
Total sales volume (bpd)	100,630	97,252	3,378
Total refinery production (bpd)	94,451	94,314	137
Total refinery throughput (bpd) (2)	94,538	94,054	484
Per barrel of throughput:
Refinery gross margin (1) (3)	$21.15	$17.35	$3.80
Direct operating expenses (4)	4.74	4.37	0.37

Retail fuel gallons sold (in thousands)	227,673	229,453	(1,780)
Retail fuel margin per gallon (5)	$0.23	$0.20	$0.03
Merchandise sales	279,058	264,090	14,968
Merchandise margin (6)	25.9%	26.0%	(0.1)%
Company-operated retail outlets at period end	165	165	—
Franchised retail outlets at period end	102	82	20

(1)
Cost of products sold for NTI includes the net realized and net non-cash unrealized hedging activity shown in the table below. Hedging gains and losses are also included in the combined gross profit and refinery gross margin.

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Realized hedging gain, net	$1,050	$2,874	$(1,824)
Unrealized hedging gain, net	373	1,125	(752)
Total hedging gain, net	$1,423	$3,999	$(2,576)

(2)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by the refinery's total throughput volumes for the respective periods presented. Refinery net sales include $94.4 million and $891.7 million related to crude oil sales during the first nine months of 2015 and 2014, respectively. Refinery gross margin is a non-GAAP performance measure that we believe is useful in evaluating refinery performance as a general indication of the excess of the refined product sales amount over the related cost of products sold. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled to corresponding amounts included in the statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. Cost of products sold for the first nine months of 2015 includes a non-cash recovery of $12.2 million in order to state the inventory value at market prices that were lower than cost.
The following table reconciles gross profit to gross margin for the St. Paul Park refinery for the periods presented:

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except per barrel data)
Net refinery sales (including intersegment sales)	$2,291,681	$4,155,644	$(1,863,963)
Refinery cost of products sold (exclusive of depreciation and amortization)	1,745,756	3,710,268	(1,964,512)
Refinery depreciation and amortization	51,734	50,378	1,356
Gross profit	494,191	394,998	99,193
Plus depreciation and amortization	51,734	50,378	1,356
Refinery gross margin	$545,925	$445,376	$100,549
Refinery gross margin per refinery throughput barrel	$21.15	$17.35	$3.80
Gross profit per refinery throughput barrel	$19.15	$15.38	$3.77

(4)
NTI's direct operating expenses per throughput barrel are calculated by dividing refining direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

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

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). NTI gross margin increased primarily due to an 18.4% increase in gross margin per barrel sold. Additionally, gross margin increased due to 3.5% higher sales volumes due to higher throughput in the nine months ended September 30, 2015. Gross margin for the nine months ended September 30, 2015, includes a non-cash recovery that increased gross margin by $12.2 million to state NTI's LIFO inventory at market prices that were lower than LIFO cost.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased due to higher refining personnel costs caused by higher staffing levels, higher personnel costs due to increases in Minnesota's minimum wage and higher incentive compensation expense. These increases were partially offset by lower natural gas costs during the nine months ended September 30, 2015.
Selling, General and Administrative Expenses. This decrease relates primarily to lower variable compensation, legal and insurance expenses, partially offset by higher information technology, incentive compensation and professional service costs.
Affiliate Severance Costs. The severance costs incurred during the nine months ended September 30, 2014, relate to severance payments resulting from Western's acquisition of NTI's general partner.
Depreciation and Amortization. Depreciation and amortization increased primarily due to increased refining assets placed in service since September 30, 2014, the most significant of which was NTI's waste water treatment plant.

WNRL
The WNRL financial and operational data presented includes the historical results of all assets acquired from Western in the Wholesale Acquisition. This transaction was a transfer of assets between entities under common control. We have retrospectively adjusted historical financial and operational data of WNRL, for all periods presented, to reflect the purchase and consolidation of WRW into WNRL.
Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Statement of Operations Data:
Net sales	$674,479	$915,719	$(241,240)
Operating costs and expenses:
Cost of products sold	601,557	851,242	(249,685)
Direct operating expenses	39,705	37,112	2,593
Selling, general and administrative expenses	5,563	6,388	(825)
Gain on disposal of assets, net	(13)	(34)	21
Depreciation and amortization	4,983	4,292	691
Total operating costs and expenses	651,795	899,000	(247,205)
Operating income	$22,684	$16,719	$5,965

	Three Months Ended
	September 30,
	2015	2014	Change
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	56,745	27,382	29,363
Four Corners system (1)	66,602	38,623	27,979
Gathering (truck offloading):
Permian/Delaware Basin system	25,961	24,250	1,711
Four Corners system	16,487	10,979	5,508
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	408,787	389,773	19,014
Wholesale:
Fuel gallons sold (in thousands)	305,566	289,822	15,744
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	81,538	68,064	13,474
Fuel margin per gallon (2)	$0.029	$0.019	$0.010
Lubricant gallons sold (in thousands)	2,998	3,071	(73)
Lubricant margin per gallon (3)	$0.70	$0.83	$(0.13)
Crude oil trucking volume (bpd)	49,620	39,473	10,147
Average crude oil revenue per barrel	$2.51	$2.78	$(0.27)

(1)
Some barrels of crude oil in route to Western's Gallup refinery and Permian/Delaware Basin are transported on more than one mainline. Mainline movements for the Four Corners and Delaware Basin systems include each barrel transported on each mainline.

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

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). WNRL's gross margin increased by 13.1% primarily due to truck freight revenue from increased crude oil gathering activity in the Permian Basin area.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter due to an increase in outside support services ($1.4 million) due to in-line inspections for pipeline segments and various tank repairs and employee expenses resulting from increased headcount primarily to our staff of drivers due to additions to our truck fleet ($1.3 million).
WNRL's logistics maintenance costs are generally cyclical in nature. WNRL's terminal facilities are subject to recurring maintenance for normal wear and related maintenance costs are generally consistent from period to period. The routine service cycle for tank inspections and maintenance at WNRL's storage facilities is generally every 10 years. Pipelines are also subject to routine periodic inspections. When WNRL changes the service use of a storage tank, maintenance costs will generally be greater due to increased costs of tank cleaning and hazardous material disposal. The cost of WNRL's maintenance is dependent upon the level of repairs deemed necessary as a result of the inspection of the specified asset.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased quarter over quarter due to a decrease in employee expenses ($1.0 million).
Depreciation and Amortization. Depreciation and amortization increased due to the expansion of WNRL's Delaware Basin logistics system and the addition of crude oil tanker trailers during the second half of 2014.
Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Statement of Operations Data:
Net sales	$2,016,376	$2,750,666	$(734,290)
Operating costs and expenses:
Cost of products sold	1,807,284	2,561,785	(754,501)
Direct operating expenses	112,697	107,769	4,928
Selling, general and administrative expenses	17,744	17,276	468
Gain on disposal of assets, net	(257)	(16)	(241)
Depreciation and amortization	14,458	12,898	1,560
Total operating costs and expenses	1,951,926	2,699,712	(747,786)
Operating income	$64,450	$50,954	$13,496

	Nine Months Ended
	September 30,
	2015	2014	Change
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	45,784	22,351	23,433
Four Corners system (1)	54,719	38,483	16,236
Gathering (truck offloading):
Permian/Delaware Basin system	24,207	24,205	2
Four Corners system	13,387	11,187	2,200
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	396,506	379,261	17,245
Wholesale:
Fuel gallons sold (in thousands)	919,808	850,840	68,968
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	235,824	194,753	41,071
Fuel margin per gallon (2)	$0.031	$0.021	$0.010
Lubricant gallons sold (in thousands)	8,969	9,163	(194)
Lubricant margin per gallon (3)	$0.71	$0.81	$(0.10)
Crude oil trucking volume (bpd)	47,245	34,610	12,635
Average crude oil revenue per barrel	$2.58	$2.94	$(0.36)

(1)
Some barrels of crude oil in route to Western's Gallup refinery and Permian/Delaware Basin are transported on more than one mainline. Mainline movements for the Four Corners and Delaware Basin systems include each barrel transported on each mainline.

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

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). WNRL's gross margin increased by 10.7% primarily due to truck freight revenue from increased crude oil gathering activity in the Permian Basin area.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased primarily based on higher employee expenses ($4.5 million) resulting from an increase in the number of drivers in our truck fleet, outside support services ($1.3 million) due to in-line inspections for pipeline segments and various tank repairs and increased energy expense ($0.4 million) specifically due to chemical additives used in the pipeline transportation process, partially offset by lower fuel expense for our transportation department ($2.6 million).
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased primarily due to an increase in professional and legal services ($1.2 million).
Depreciation and Amortization. Depreciation and amortization increased due to the expansion of WNRL's Delaware Basin logistics system and the addition of crude oil tanker trailers during 2014.

Retail Segment
Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$328,895	$381,873	$(52,978)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	270,216	335,377	(65,161)
Direct operating expenses (exclusive of depreciation and amortization)	35,283	30,710	4,573
Selling, general and administrative expenses	3,263	2,654	609
Gain on disposal of assets, net	(6)	(140)	134
Depreciation and amortization	3,676	3,069	607
Total operating costs and expenses	312,432	371,670	(59,238)
Operating income	$16,463	$10,203	$6,260
Key Operating Statistics
Retail fuel gallons sold	92,939	80,705	12,234
Average retail fuel sales price per gallon (net of excise taxes)	$2.26	$3.12	$(0.86)
Average retail fuel cost per gallon (net of excise taxes)	1.95	2.86	(0.91)
Fuel margin per gallon (1)	0.31	0.26	0.05
Merchandise sales	$83,146	$70,900	$12,246
Merchandise margin (2)	29.4%	28.7%	0.7%
Cardlock fuel gallons sold	16,990	16,906	84
Cardlock fuel margin per gallon	$0.176	$0.185	$(0.009)
The following table reconciles retail fuel sales and cost of retail fuel sales to net sales and cost of products sold:

	Three Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except per gallon data)
Net Sales
Retail fuel sales (net of excise taxes)	$209,705	$251,709	$(42,004)
Merchandise sales	83,146	70,900	12,246
Cardlock sales	33,184	56,831	(23,647)
Other sales	2,860	2,433	427
Net sales	$328,895	$381,873	$(52,978)
Cost of Products Sold
Retail fuel cost of products sold (net of excise taxes)	$181,282	$231,143	$(49,861)
Merchandise cost of products sold	58,737	50,531	8,206
Cardlock cost of products sold	30,141	53,671	(23,530)
Other cost of products sold	56	32	24
Cost of products sold	$270,216	$335,377	$(65,161)
Retail fuel margin per gallon (1)	$0.31	$0.26	$0.05

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

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The effect of the 32 new retail outlets added during the first half of 2015 and two retail outlets added in the third and fourth quarters of 2014 was an increase in retail gross margin of $7.7 million. The increase in retail gross margin quarter over quarter was also the result of increased same store fuel margins coupled with higher fuel sales volumes and increased merchandise gross margin.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses quarter over quarter was primarily due to the addition of the new outlets which generated an additional $4.7 million in current quarter's expenses and an increase in cardlock employee expenses of $0.2 million. This increase was partially offset by decreased same store credit card processing fees of $0.6 million.
Depreciation and Amortization. The increase in depreciation and amortization expense quarter over quarter was primarily due to the addition of the new retail outlets resulting in an additional $0.7 million in the current quarter's depreciation expense.
Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$905,569	$1,092,389	$(186,820)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	763,034	973,883	(210,849)
Direct operating expenses (exclusive of depreciation and amortization)	101,278	89,115	12,163
Selling, general and administrative expenses	9,636	7,962	1,674
Gain on disposal of assets, net	(51)	(140)	89
Depreciation and amortization	10,993	8,821	2,172
Total operating costs and expenses	884,890	1,079,641	(194,751)
Operating income	$20,679	$12,748	$7,931
Key Operating Statistics
Retail fuel gallons sold	267,102	232,236	34,866
Average retail fuel sales price per gallon (net of excise taxes)	$2.10	$3.07	$(0.97)
Average retail fuel cost per gallon (net of excise taxes)	1.89	2.88	(0.99)
Fuel margin per gallon (1)	0.21	0.19	0.02
Merchandise sales	$234,014	$199,684	$34,330
Merchandise margin (2)	29.5%	28.8%	0.7%
Operating retail outlets at period end	261	230	31
Cardlock fuel gallons sold	50,013	51,235	(1,222)
Cardlock fuel margin per gallon	$0.174	$0.176	$(0.002)
Operating cardlocks at period end	52	54	(2)

The following table reconciles retail fuel sales and cost of retail fuel sales to net sales and cost of products sold:

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands, except per gallon data)
Net Sales
Retail fuel sales (net of excise taxes)	$561,416	$712,839	$(151,423)
Merchandise sales	234,014	199,684	34,330
Cardlock sales	100,960	171,755	(70,795)
Other sales	9,179	8,111	1,068
Net sales	$905,569	$1,092,389	$(186,820)
Cost of Products Sold
Retail fuel cost of products sold (net of excise taxes)	$505,875	$668,642	$(162,767)
Merchandise cost of products sold	164,906	142,235	22,671
Cardlock cost of products sold	92,077	162,656	(70,579)
Other cost of products sold	176	350	(174)
Cost of products sold	$763,034	$973,883	$(210,849)
Retail fuel margin per gallon (1)	$0.21	$0.19	$0.02

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

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The effect of the 32 new retail outlets added during the first half of 2015 and two retail outlets added in the third and fourth quarters of 2014 was an increase in retail gross margin of $16.5 million. The increase in retail gross margin was also the result of same store higher fuel sales volumes and increased same store merchandise gross margin.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to the addition of the new outlets which generated an additional $13.2 million in expenses, an increase in same store outside support services of $0.9 million and an increase in cardlock employee expenses of $0.8 million. This increase was partially offset by decreased same store credit card processing fees ($2.1 million).
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily due to increased cardlock employee expenses ($1.8 million).
Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to the addition of the new retail outlets that resulted in an additional $1.4 million in depreciation expense. This increase was also due to accelerated depreciation of four closed outlets, accelerated depreciation of retail's point of sale system and additional depreciation incurred from major remodels at three locations.

Outlook
Our refining margins, excluding hedging activities, were slightly stronger at Gallup and NTI, but weaker at El Paso in the third quarter of 2015 compared to the third quarter of 2014. The Gulf Coast benchmark 3:2:1 crack spread improved from an average of $18.10 for the three months ended September 30, 2014, to an average of $21.43 for the three months ended September 30, 2015. The WTI Midland/Cushing differential can have a significant impact on our refining margin at El Paso. On a trade-month basis, the WTI Midland/Cushing differential averaged a premium of $0.71 per barrel for the third quarter of 2015, negatively impacting our El Paso refining margins for the quarter compared to the Midland/Cushing trade-month discount of $9.96 that we realized in El Paso during the third quarter of 2014. The WTI Midland/Cushing differential averaged a trade-month premium of $1.51 in October 2015.
Western's and NTI's refining margins in recent years have benefited from the price relationship between WTI crude oil and Brent crude oil. Western and NTI both base their crude oil purchases on pricing tied to WTI. During the third quarter of 2015, the discount of WTI crude oil to Brent crude oil (the "WTI/Brent discount") averaged $4.03 per barrel compared to an average of $4.36 per barrel for the third quarter of 2014. However, the WTI/Brent discount has been volatile in recent years. The Gulf Coast benchmark 3:2:1 crack spread and the WTI/Brent discount for October 2015 averaged $9.72 and $2.25 per barrel, respectively.
NTI’s location also allows direct access, via pipeline, to cost-advantaged crude oil from the Bakken Shale in North Dakota and other Canadian crude oils that may price at substantial discounts to WTI. Although crude oil differentials narrowed in the third quarter of 2015, our gasoline and asphalt margins improved during the quarter and contributed to our stronger refining margins. We expect continued volatility in crude oil pricing differentials and crack spreads given the recent drop in Brent and WTI crude oil prices.

Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, cash on hand, availability under our revolving credit facilities and distributions attributable to us from NTI and WNRL. To a lesser extent, we also generate liquidity from the issuance of securities.
As of September 30, 2015, we had cash and cash equivalents of $709.6 million, including NTI cash of $114.6 million and WNRL cash of $71.4 million, and had no direct borrowings under the Western, NTI or WNRL revolving credit facilities. WNR, NTI and WNRL had net availability under our revolving credit facilities of $307.7 million, $207.8 million and $299.3 million, respectively. We held restricted cash of $12.3 million remaining from the proceeds generated by the sale of WRW. As a result, Western had $843.6 million in total liquidity as of September 30, 2015, defined as Western’s cash and cash equivalents plus restricted cash and net availability under Western's revolving credit facility.
Our board of directors has periodically approved various share repurchase programs authorizing us to repurchase specified dollar amounts of our outstanding common stock. Our board of directors approved our current $200 million share repurchase program in November of 2014 (the "November 2014 Program") that expired on November 3, 2015. We have repurchased 4.1 million shares of our common stock at a cost of $164.2 million under the November 2014 Program. On September 21, 2015, our board of directors authorized another share repurchase program of up to $200 million (the "September 2015 Program"). As of September 30, 2015, we had $35.8 million and $200.0 million remaining in authorized expenditures under the November 2014 Program and the September 2015 Program, respectively.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase program may be modified or discontinued at any time by our board of directors.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2015	2014	Change
	(In thousands)
Net cash provided by operating activities	$665,664	$494,058	$171,606
Net cash used in investing activities	(34,454)	(142,036)	107,582
Net cash used in financing activities	(352,799)	(169,938)	(182,861)
Net increase in cash and cash equivalents	$278,411	$182,084	$96,327
The increase in net cash from operating activities period over period was primarily the result of the increase in net income and the results of our commodity hedging activity as discussed above, offset by changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014.
Cash flows from operating activities for the nine months ended September 30, 2015, combined with $300.0 million from the issuance of long-term debt were primarily used for the following investing and financing activities:
•Repayment of revolving credit facility debt ($269.0 million);
•Fund capital expenditures ($196.0 million) including the use of $154.7 million of restricted cash;
•Payment of distributions to non-controlling interest holders ($173.7 million);
•Purchase of treasury stock ($105.0 million);
•Payment of cash dividends ($93.6 million); and
•Payment of deferred financing costs ($6.8 million).
Cash flows used in operating activities for the nine months ended September 30, 2014, were primarily used for the following investing and financing activities:
•Fund capital expenditures ($147.3 million);
•Payments of distributions to non-controlling interest holders ($111.2 million);
•Payment of cash dividends ($67.8 million); and
•Purchase of treasury stock ($61.5 million).
Future Capital Expenditures
We expect to fund future capital expenditures primarily through cash from operations supplemented as needed by borrowings under our revolving credit facilities. The following table summarizes our 2015 forecasted spending allocation between sustaining, discretionary and regulatory projects for 2015:

	Western (1)	NTI	WNRL	Totals
	(In thousands)
Sustaining	$39,800	$21,700	$8,300	$69,800
Discretionary	155,200	30,300	27,300	212,800
Regulatory	26,100	10,000	2,400	38,500
Total	$221,100	$62,000	$38,000	$321,100

(1)
Western's capital expenditure forecast for the full year 2015 is $221.1 million, of which $203.7 million is for our refining segment, $13.3 million for our retail segment and $4.1 million for other general projects.

Our discretionary projects include crude oil logistics projects, such as the new 70 mile pipeline project in the Permian Basin of Southeast New Mexico that was completed in the first quarter of 2015, as well as improvements on the existing pipeline in the San Juan Basin in Northwest New Mexico that was also completed in the first quarter of 2015. WNRL’s discretionary projects include improvement projects of the on-site refined product distribution terminals at the El Paso and Gallup refineries and further expansion of the Mason Station pipeline system.

Capital Structure
Our capital structure at September 30, 2015 and 2014 was as follows:

	September 30, 2015	September 30, 2014
	(In thousands)
Debt, including current maturities:
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan Credit Facility due 2020	540,375	545,875
6.25% Senior Unsecured Notes due 2021	350,000	350,000
5.50% promissory note due 2015	—	151
Total Western obligations	890,375	896,026
NTI obligations:
Revolving Credit Facility due 2018	—	—
7.125% Senior Secured Notes due 2020	356,209	357,312
Total NTI obligations	356,209	357,312
WNRL obligations:
Revolving Credit Facility due 2018	—	—
7.5% Senior Notes due 2023	300,000	—
Total WNRL obligations	300,000	—
Long-term debt	1,546,584	1,253,338
Equity	3,032,495	3,127,805
Total capitalization	$4,579,079	$4,381,143
See Note 9, Long-Term Debt and Note 10, Equity, in the Notes to Condensed Consolidated Financial Statements for further information.
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
Dividends
We anticipate paying future quarterly dividends, subject to the board of directors' approval and compliance with the restrictions in our outstanding financing agreements. The table below summarizes our 2015 cash dividend declarations, payments and scheduled payments through October 30, 2015:

	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	February 6	February 20	March 6	$0.30	$28,638
Second quarter	April 21	May 5	May 20	0.34	32,476
Third quarter	July 17	July 27	August 12	0.34	32,498
Fourth quarter (1)	October 16	October 27	November 12	0.38	—
Total					$93,612

(1)	The fourth quarter 2015 cash dividend of $0.38 per common share will result in an estimated aggregate payment of $35.6 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
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
At September 30, 2015, we held approximately 9.4 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $67.90 per barrel. At September 30, 2015, the excess of the current cost of our crude oil, refined products and other feedstocks and blendstocks inventories over aggregated LIFO costs was $157.4 million.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three and nine months ended September 30, 2015 and 2014 and open commodity hedging positions as of September 30, 2015 and December 31, 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Economic hedging results
Realized hedging gain, net	$26,949	$26,716	$52,325	$44,272
Unrealized hedging gain (loss), net	271	17,020	(42,073)	136,371
Total hedging gain, net	$27,220	$43,736	$10,252	$180,643

	September 30, 2015	December 31, 2014
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil and refined product futures, net long (short) positions	5,785	(864)
Refined product crack spread swaps, net short positions	(7,599)	(8,781)
Total open barrels commodity hedging instruments, net short positions	(1,814)	(9,645)

Fair value of outstanding contracts, net
Other current assets	$74,939	$79,722
Other assets	17,796	56,533
Accrued liabilities	(4,116)	(4,889)
Other long-term liabilities	(726)	(1,400)
Fair value of outstanding contracts - unrealized gain, net	$87,893	$129,966
During the three and nine months ended September 30, 2015 and 2014, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled "Risk Factors" in our 2014 Form 10-K under Part I, Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Since 2012, our board of directors has approved five separate share repurchase programs authorizing us to repurchase up to $200 million, per program, of our outstanding common stock. Our November 2014 Program expired on November 3, 2015. On September 21, 2015, our board of directors authorized the September 2015 Program for up to $200 million for the repurchase of our outstanding common stock. The September 2015 Program is scheduled to expire on December 31, 2016 and is subject to discontinuance by our board of directors at any time.

The following table presents shares repurchased, by month, during the third quarter of 2015:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value that may yet be purchased under the program (In thousands)
July 1 - July 31	—	$—	—	$115,778
August 1 - August 31	1,785,339	41.97	1,785,339	40,806
September 1 - September 30	121,542	41.34	121,542	235,779
	1,906,881	41.93	1,906,881
(1) Average price per share excludes commissions.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibit Index***

Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act of 1934, as amended, (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 001-32721.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	November 4, 2015
Gary R. Dalke	(Principal Financial Officer and Duly Authorized Signatory)