Form 10-K
period 2015-12-31
Western Refining, Inc.
filed 2016-02-29
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,118,296,397.
As of February 19, 2016, there were 91,225,156 shares outstanding, par value $0.01, of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the registrant’s 2016 annual meeting of stockholders are incorporated by reference into Part III of this report.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Forward-Looking Statements

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Annual Report on Form 10-K and in particular under the sections entitled Item 1. Business, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, including the regulation of our industry, business strategy, our proposed merger with Northern Tier Energy LP (“NTI”) to acquire all of the publicly-held NTI common units not presently held by us, future operations, our expectations for margins and crack spreads, seasonality, the discount between West Texas Intermediate ("WTI") crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, gathering activity, volatility of crude oil prices and refined product inventories, additions to pipeline capacity in the Permian Basin and at Cushing, Oklahoma, pipeline access to advantaged crude oil, expected share repurchases and dividends, volatility in pricing of Renewable Identification Numbers ("RINs"), taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•	the possibility that the proposed merger with NTI is not consummated in a timely manner or at all;

•	the diversion of management in connection with the proposed merger and our ability to realize the anticipated benefits of the proposed merger;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	the successful integration and future performance of acquired assets or businesses, and the possibility that expected synergies may not be achieved;

•
the impact on us of increased levels and cost of indebtedness used to fund our proposed merger with NTI or the cash portion of the merger consideration and increased cost of existing indebtedness due to the actions taken to consummate the Merger;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	changes in crack spreads;

•	changes in the spread between WTI crude oil and West Texas Sour crude oil, also known as the sweet/sour spread;

•	changes in the spread between WTI crude oil and Dated Brent crude oil;

•	changes in the spread between WTI Cushing crude oil and WTI Midland crude oil;

•	effects of and exposure to risks related to our commodity hedging strategies and transactions;

•	availability and costs of renewable fuels for blending and RINs to meet Renewable Fuel Standards ("RFS") obligations;

•	construction of new or expansion of existing product or crude pipelines by us or our competitors, including in the Permian Basin, the San Juan Basin and at Cushing, Oklahoma;

•	changes in the underlying demand for our refined products;

•
instability and volatility in the financial markets, including as a result of potential disruptions caused by economic uncertainties, commodity price fluctuations and expectations for changes in interest rates;

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
Overview
We are an independent crude oil refiner and marketer of refined products incorporated in September 2005 under Delaware law with principal offices located in El Paso, Texas. Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol “WNR.” We own certain operating assets directly; the controlling general partner interest and a 38.4% limited partner interest in NTI and the controlling general partner interest, incentive distribution rights and a 66.4% limited partner interest in Western Refining Logistics, LP (“WNRL”). NTI and WNRL common partnership units trade on the NYSE under the symbols "NTI" and "WNRL," respectively.
We produce refined products at our refineries in El Paso, Texas (131,000 barrels per day, or bpd), near Gallup, New Mexico (25,000 bpd) and NTI's refinery in St. Paul Park, Minnesota (98,000 bpd). We sell refined products primarily in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico through bulk distribution terminals and wholesale marketing networks. We also sell refined products through two retail networks with a total of 535 company-operated and franchised retail sites in the U.S.
We have included NTI and WNRL in our results of operations since the fourth quarter of 2013. We have 100% ownership of the general partners of both NTI and WNRL, giving us effective control of both entities. NTI operates a 98,000 bpd refinery in St. Paul Park, Minnesota and a retail-marketing network of 277 convenience stores, of which 109 are franchisees. NTI's primary area of operations includes Minnesota and Wisconsin. WNRL provides logistical services to our refineries in the Southwest and operates several lubricant and bulk petroleum distribution plants and a fleet of crude oil and refined product delivery trucks. WNRL distributes wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico and Texas.
We entered into an Agreement and Plan of Merger dated as of December 21, 2015 (the “Merger Agreement”) with Western Acquisition Co, LLC, a wholly-owned subsidiary of Western (“MergerCo”), NTI and Northern Tier Energy GP LLC to acquire all of NTI’s outstanding common units not already held by us. Each of the outstanding NTI common units held by unitholders other than us (the “NTI Public Unitholders”) will be converted into the right to receive, subject to election by the NTI Public Unitholders and proration, (i) $15.00 in cash without interest and 0.2986 of a share of our common stock (ii) $26.06 in cash without interest or (iii) 0.7036 of a share of our common stock. Upon the terms and subject to the conditions set forth in the Merger Agreement, MergerCo will merge with and into NTI and the separate limited liability company existence of MergerCo will cease and NTI will continue to exist, as a limited partnership under Delaware law and as our indirect wholly-owned subsidiary, as the surviving entity in the merger (the “Merger”). The Merger is expected to close in the first half of 2016, pending the satisfaction of certain customary conditions and the approval of the Merger at a special meeting of NTI unitholders by the affirmative vote of holders of a majority of the outstanding NTI common units (including the NTI common units held by us). The transaction is expected to result in approximately 17.1 million additional shares of WNR common stock outstanding. Upon completion of the transaction, NTI will continue to exist as a limited partnership and will become a wholly-owned limited partnership subsidiary of WNR. See Note 30, NTI, in the Notes to Consolidated Financial Statements included in this annual report for additional information on this transaction.

The following simplified diagram depicts the three publicly traded reporting entities in our organizational structure as of December 31, 2015:

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

•
WNRL. WNRL owns and operates terminal, storage, transportation and wholesale assets consisting of a fleet of crude oil and refined product truck transports and wholesale petroleum product operations in the Southwest region. WNRL's primary customer are our refineries in the Southwest. WNRL purchases its wholesale product supply from the refining segment and third-party suppliers.

•
Retail. Our retail segment operates retail convenience stores and unmanned commercial fleet fueling locations located in the Southwest. The retail convenience stores sell gasoline, diesel fuel and convenience store merchandise.

See Note 3, Segment Information, in the Notes to Consolidated Financial Statements included in this annual report for detailed information on our operating results by business segment. We sell a variety of refined products to a diverse customer base. When aggregated for all of our operating segments, consolidated net sales to Kroger Company accounted for 11.4% for the year ended December 31, 2013 that were primarily attributable to WNRL's wholesale operations. No single customer accounted for more than 10% of consolidated net sales for the years ended December 31, 2015 and 2014.
Refining Segment
Our refining group operates a refinery in El Paso, Texas (the "El Paso refinery") and a refinery near Gallup, New Mexico (the "Gallup refinery"). We supply refined products to the El Paso area via WNRL and other logistics assets adjacent to the El Paso refinery and to other areas including Tucson, Phoenix, Albuquerque and Juarez, Mexico through third-party pipeline systems linked to our El Paso refinery. We supply refined products to the Four Corners region and throughout Northern New Mexico from WNRL operations in Albuquerque, Bloomfield and Gallup, New Mexico. Our refining group also includes our refined products marketing and distribution operations in the Mid-Atlantic region. Prior to our sale of the TexNew Mex Pipeline System (the "TexNew Mex Pipeline Transaction"), our refining segment included the operations of the TexNew Mex Pipeline System, and we have recast historical financial and operational data of the refining segment, for all periods presented, to reflect the sale of the TexNew Mex Pipeline System to WNRL.

Principal Products. Our refineries make various grades of gasoline, diesel fuel, jet fuel and other products from crude oil, other feedstocks and blending components. We may acquire refined products through exchange agreements and from various third-party suppliers. We sell these products to WNRL, to our retail segment, to other independent wholesalers and retailers, commercial accounts and sales and exchanges with major oil companies. We also sell crude oil directly or through exchanges with major oil companies. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for detail on production by refinery.
The following table summarizes sales percentages by product and crude oil for the years indicated:

	Year Ended December 31,
	2015	2014	2013
Gasoline	41.7%	36.5%	42.3%
Diesel fuel	21.6	25.1	35.0
Jet fuel	7.8	8.6	13.7
Asphalt	3.6	2.9	3.2
Crude oil and other (1)	25.3	26.9	5.8
Total sales percentage by type	100.0%	100.0%	100.0%

(1)	Crude oil sales for the years ended December 31, 2015, 2014 and 2013 were $975.8 million, $1,489.6 million and $51.3 million, respectively.
Customers. We sell a variety of refined products to our diverse customer base and through WNRL's wholesale business. No single third-party customer of our refining group accounted for more than 10% of our consolidated net sales during the years ended December 31, 2015, 2014 and 2013.
Other than sales of gasoline and diesel fuel for export to Juarez and other cities in Northern Mexico, our refining sales were domestic sales in the United States. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company and accounted for approximately 6.3%, 5.5% and 8.5% of our consolidated net sales during the years ended December 31, 2015, 2014 and 2013, respectively.
We also purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented approximately 9.1%, 9.8% and 14.4% of our total sales volumes during the years ended December 31, 2015, 2014 and 2013, respectively. The decrease when comparing 2015 purchases to 2014 and 2013 levels was primarily the result of lower refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through third-party purchases.
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
El Paso Refinery
Our El Paso refinery has a crude oil throughput capacity of 131,000 bpd with access to WNRL logistics assets including approximately 5.1 million barrels of storage capacity, a refined product terminal and an asphalt plant and terminal. The refinery is well situated to serve two separate geographic areas allowing a diversified market pricing exposure. Tucson and Phoenix typically reflect a West Coast market pricing structure while El Paso, Albuquerque and Juarez, Mexico typically reflect a Gulf Coast market pricing structure.
Process Summary. Our El Paso refinery is a cracking facility that has historically run a high percentage of WTI crude oil to optimize the yields of higher value refined products that currently account for over 90% of our production output. We have the flexibility to process up to 22% West Texas Sour ("WTS") crude oil. Under a sulfuric acid regeneration and sulfur gas processing agreement with The Chemours Company FC, LLC ("Chemours"), Chemours constructed and operates two sulfuric acid regeneration units on property we lease to Chemours within our El Paso refinery.
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
Raw Material Supply. The primary inputs for our El Paso refinery are crude oil and isobutane. Our El Paso refinery receives crude oil from a 450 mile crude oil pipeline owned and operated by Kinder Morgan Energy Partners, LP ("Kinder Morgan") under a 30-year crude oil transportation agreement that expires in 2034. The system handles both WTI and WTS crude oil with its main trunkline into El Paso used solely for the supply of crude oil to us on a published tariff. Through the crude oil pipeline, we have access to the majority of the producing fields in the Permian Basin that gives us access to a plentiful supply of WTI and WTS crude oil from fields with long reserve lives. In 2013, we completed construction of a crude oil gathering and storage system in the Delaware Basin portion of the Permian Basin area of West Texas (the "Delaware Basin"). This system connects to the Kinder Morgan pipeline to facilitate delivery of crude oil to El Paso. This system was among the logistics assets that we contributed to WNRL upon completion of its initial public offering. WNRL's crude oil pipeline system also includes the TexNew Mex Pipeline System that facilitates delivery of crude oil to El Paso.
We generally buy our crude oil under contracts with various crude oil providers at market-based pricing. Many of these arrangements are subject to cancellation by either party or have terms of one year or less. In addition, these arrangements are subject to periodic renegotiation that could result in our paying higher or lower relative prices for crude oil.
The following table summarizes the historical feedstocks used by our El Paso refinery for the years indicated:

	Year Ended December 31,			Percentage For Year Ended December 31,
Refinery Feedstocks (bpd)	2015	2014	2013	2015
Crude Oil:
Sweet crude oil	105,064	96,384	93,654	77.8%
Sour crude oil	22,949	25,113	25,195	17.0%
Total Crude Oil	128,013	121,497	118,849	94.8%
Other Feedstocks and Blendstocks:
Intermediates and other	4,534	3,735	4,130	3.3%
Blendstocks	2,530	2,004	2,358	1.9%
Total Other Feedstocks and Blendstocks	7,064	5,739	6,488	5.2%
Total Crude Oil and Other Feedstocks and Blendstocks	135,077	127,236	125,337	100.0%
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

Gallup Refinery
Our Gallup refinery, located near Gallup, New Mexico, has a crude oil throughput capacity of 25,000 bpd and access to WNRL logistics assets including approximately 910,500 barrels of storage capacity. We market refined products from the Gallup refinery primarily in Arizona, Colorado, New Mexico and Utah. Our primary supply of crude oil and natural gas liquids for our Gallup refinery comes from Colorado, New Mexico and Utah.
Process Summary. The Gallup refinery sources all of its crude oil supply from regionally produced Four Corners Sweet crude oil. Each barrel of raw materials processed by our Gallup refinery yielded in excess of 90% of high value refined products, including gasoline and diesel fuel, during the three years ended December 31, 2015.
Power and Natural Gas Supply. A regional electric cooperative supplies electrical power to our Gallup refinery. There are several uninterruptible power supply units throughout the plant to maintain computers and controls in the event of a power outage. We purchase our natural gas at market rates and have two available pipeline sources for natural gas supply to our refinery.
Raw Material Supply. The feedstock for our Gallup refinery is Four Corners Sweet that we source primarily from Northern New Mexico, Colorado and Utah. We receive crude oil through a pipeline gathering system owned and operated by our WNRL segment and through a third-party pipeline connected to WNRL's system.
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
The following table summarizes the historical feedstocks used by our Gallup refinery for the years indicated:

	Year Ended December 31,			Percentage For Year Ended December 31,
Refinery Feedstocks (bpd)	2015	2014	2013	2015
Crude Oil:
Sweet crude oil	24,071	25,130	23,635	90.1%
Total Crude Oil	24,071	25,130	23,635	90.1%
Other Feedstocks and Blendstocks:
Intermediates and other	934	867	—	3.4%
Blendstocks	1,725	1,786	1,457	6.5%
Total Other Feedstocks and Blendstocks	2,659	2,653	1,457	9.9%
Total Crude Oil and Other Feedstocks and Blendstocks	26,730	27,783	25,092	100.0%
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
NTI
St. Paul Park Refinery
NTI's St. Paul Park refinery located in Southeast St. Paul Park, Minnesota, has a crude oil throughput capacity of 98,000 bpd and has the ability to process a variety of light, heavy, sweet and sour crudes into higher value refined products. The St. Paul Park refinery competes directly with Koch Industries’ Flint Hills Resources Refinery in Pine Bend, Minnesota, as well as the other refiners in the region and, to a lesser extent, major U.S. and foreign refiners.
NTI's refinery is an integrated refining operation that includes storage and transportation assets. NTI's transportation assets include a 17% interest in the Minnesota Pipe Line Company, LLC ("MPL"), an eight-bay light product terminal adjacent to the refinery, a seven-bay heavy product loading rack located on the refinery property, rail facilities for shipping liquefied petroleum gas (“LPG”) and asphalt and receiving butane, isobutane and ethanol and a barge dock on the Mississippi River used primarily for shipping vacuum residue and slurry. As of December 31, 2015, NTI's storage assets had an operating capacity of approximately 3.7 million barrels; comprised of 0.8 million barrels of crude oil storage and 2.9 million barrels of feedstock and product storage.
Process Summary. The St. Paul Park refinery is a cracking facility that processes a mix of light sweet, synthetic and heavy sour crude oils, predominately from Canada and North Dakota, into products such as gasoline, diesel, jet fuel, asphalt, kerosene, propane, LPG, propylene and sulfur.
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

	Period Ended December 31,			Percentage For Year Ended December 31,
Refinery Feedstocks (bpd)	2015	2014	2013	2015
Crude Oil Feedstocks:
Canadian	38,417	34,184	37,045	41.0%
Domestic	55,284	57,656	37,192	59.0%
Total Crude Oil	93,701	91,840	74,237	100.00%
Crude Oil Feedstocks by Type:
Light and intermediate	68,739	73,999	56,310	73.4%
Heavy	24,962	17,841	17,927	26.6%
Total Crude Oil	93,701	91,840	74,237	100.0%
Other Feedstocks and Blendstocks (1):
Natural gasoline	—	38	—	—%
Butanes	2,152	798	597	76.5%
Gasoil	—	351	114	—%
Other	662	498	516	23.5%
Total Other Feedstocks and Blendstocks	2,814	1,685	1,227	100.0%
Total Crude Oil and Other Feedstocks and Blendstocks	96,515	93,525	75,464	100.0%

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

Of the crude oils processed at the St. Paul Park refinery for the period ended December 31, 2015, approximately 41% was Canadian crude oil and the remainder was comprised of mostly light sweet crude oil from North Dakota.
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
The Minnesota Pipeline system has a maximum capacity of approximately 465,000 bpd and is the primary supply route for crude oil to the St. Paul Park refinery. The Minnesota Pipeline extends from Clearbrook, Minnesota to the refinery and receives crude oil from Western Canada and North Dakota through connections with various Enbridge pipelines. NTI also purchases ethanol and biodiesel, as well as conventional petroleum based blendstocks, such as natural gasoline, to supplement the fuels produced at the refinery.
Refined Products Transportation. NTI owns various storage and transportation assets, including an eight-bay light products terminal located adjacent to the St. Paul Park refinery, a seven-bay heavy products terminal located on the St. Paul Park refinery's property, storage tanks, rail loading/unloading facilities and a Mississippi river dock. The primary fuel distribution for NTI is through its light products terminal. Approximately 64% of the gasoline and diesel volumes for the year ended December 31, 2015, were sold via NTI's light products terminal to NTI operated and franchised SuperAmerica branded convenience stores, Marathon Petroleum Company LP ("Marathon") branded convenience stores and other resellers. NTI has a contract with Marathon to supply substantially all of the gasoline and diesel requirements for the independently owned and operated Marathon branded convenience stores within the region that NTI supplies. NTI also has a crude oil transportation operation in North Dakota to allow them to purchase crude oil at the wellhead in the Bakken Shale while limiting the impact of rising trucking costs for crude oil in North Dakota.
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
NTI's location allows it to distribute refined products throughout the Upper Great Plains of the United States. The St. Paul Park refinery produces refined products including gasoline, diesel, jet fuel and asphalt that are marketed to resellers and consumers primarily in the Petroleum Administration for Defense District II region. NTI sold the majority of its refinery's 2015 gasoline and diesel sales volumes in Minnesota and Wisconsin with the remainder sold primarily in Iowa, Nebraska, Oklahoma and South and North Dakota. The NTI refinery supplied a majority of the gasoline and diesel sold in the NTI operated or franchised convenience stores for the year ended December 31, 2015, as well as supplied the independently owned and operated Marathon branded stores in its marketing area.
NTI owns 17% of the outstanding common interests of MPL and a 17% interest in MPL Investments, Inc. that owns 100% of the preferred interests of MPL. MPL owns the Minnesota Pipeline, a crude oil pipeline system in Minnesota that transports crude oil to the St. Paul area and supplies NTI's crude oil input.
SuperAmerica Retail
NTI has a retail-marketing network of 277 convenience stores, as of December 31, 2015, located throughout Minnesota, Wisconsin and South Dakota. NTI operates 168 stores and supports 109 franchised stores. NTI brands all of its company-operated and franchised convenience stores as SuperAmerica. NTI also owns and operates SuperMom’s Bakery that prepares and distributes baked goods and other prepared items for sale in NTI's retail outlets and for other third parties. Substantially all of the fuel gallons sold at NTI's company operated convenience stores for the period ended December 31, 2015, was supplied by its refinery.
The main competitive factors affecting NTI's retail operations are the location of the stores, brand identification and product price and quality. NTI's retail stores compete with Holiday, Kwik Trip, Marathon and Freedom Valu Centers. Large chains of retailers like BP, Costco Wholesale Corp., Wal-Mart Stores, Inc., Kroger Company and other large grocery retailers compete in the motor fuel retail business. NTI's retail operations are substantially smaller than many of these competitors that are potentially better able to withstand volatile conditions in the fuel market and lower profitability in merchandise sales due to their size.
WNRL
WNRL owns and operates terminal, storage, transportation and wholesale assets. WNRL's primary customers are our refineries in the Southwest. WNRL is a primarily fee-based, Delaware master limited partnership that Western formed during 2013 to own, operate, develop and acquire logistics and related assets and businesses to include terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. As of December 31, 2015, Western's ownership of WNRL consisted of a 100% interest in WNRL's general partner and a 66.4% interest in a limited partnership that Western controls through the general partner.
Concurrent with the closing of its initial public offering on October 16, 2013, WNRL entered into commercial and service agreements with Western under which it operates assets contributed by Western (the "Contributed Assets") for the purpose of generating fee-based revenues.
On October 15, 2014, Western sold all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") to WNRL, in exchange for $320 million and 1,160,092 WNRL common partnership units. WNRL entered into commercial and service agreements with Western under which it operates the WRW assets acquired for the purpose of transporting and reselling refined products purchased from Western and transporting crude oil for Western.

On October 30, 2015, Western sold the TexNew Mex Pipeline System to WNRL. In connection with the closing, Western also entered into an amendment to our Pipeline and Gathering Services Agreement with WNRL (the "Amendment to the Pipeline Agreement"). The Amendment to the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage tank. In this Amendment to the Pipeline Agreement, we have agreed to provide a minimum volume commitment of 13,000 bpd of crude oil for shipment on the TexNew Mex Pipeline System for 10 years from the date of the Amendment to the Pipeline Agreement. We are entitled to 80% of the distributable cash flows, as defined, resulting from crude oil throughput on the TexNew Mex Pipeline System above our 13,000 bpd minimum volume commitment.
Pipeline and Gathering Assets. WNRL's pipeline and gathering assets consist of approximately 685 miles of crude oil pipelines and gathering systems that serve as the primary source of crude oil for our Gallup refinery and provide access to shale crude oil production in the Delaware Basin and southern New Mexico for shipment to our El Paso refinery through the Kinder Morgan crude oil pipeline. These pipeline systems connect at various points to an aggregate of approximately 828,000 barrels of active crude oil storage located primarily in the Delaware Basin and in the Four Corners area.
Terminalling, Transportation, Asphalt and Storage Assets. WNRL's terminalling, transportation and storage infrastructure consist of on-site refined product distribution terminals at the El Paso and Gallup refineries and stand-alone refined products terminals located in Bloomfield and Albuquerque, New Mexico. The Bloomfield product distribution terminal is permitted to operate at 19,000 bpd with a total storage capacity of approximately 675,900 barrels and a truck loading rack with four loading spots. Western maintains a long-term third-party exchange agreement to supply product through a pipeline connection to the Bloomfield product distribution terminal. WNRL provides additional product deliveries to Bloomfield from its truck fleet. The Albuquerque product distribution terminal is permitted to operate at 27,500 bpd with a refined product storage capacity of approximately 185,700 barrels and a truck loading rack with two loading spots. This terminal receives product deliveries via truck or pipeline, including deliveries from our El Paso and Gallup refineries where, between both locations, our combined active shell storage capacity is approximately 6.1 million barrels. These assets primarily receive, store and distribute crude oil, feedstock and refined products for Western’s Southwest refineries. WNRL also provides fee-based asphalt terminalling and processing services at an asphalt plant and terminal in El Paso and asphalt terminalling services at three stand-alone asphalt terminals in Albuquerque, Phoenix and Tucson that have a combined storage capacity of approximately 473,000 barrels.
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
WNRL's principal wholesale customers are retail fuel distributors, our retail segment and the mining, construction, utility, manufacturing, transportation, aviation and agricultural industries. Of the wholesale segment's net sales revenues, 25.7% and 25.1%, were to our retail segment and to Kroger Company, respectively, for the year ended December 31, 2015. WNRL competes with other wholesale petroleum products distributors in the Southwest such as Pro Petroleum, Inc.; Southern Counties Fuels; Synergy Petroleum, LLC; SoCo Group, Inc.; C&R Distributing, Inc.; and Brewer Petroleum Services, Inc.
Retail Segment
Our retail group operates retail stores that sell various grades of gasoline, diesel fuel and convenience store merchandise to the general public. Retail also operates unmanned commercial fueling locations ("cardlocks") that sell various grades of gasoline and diesel fuel to contract customers' vehicle fleets. At December 31, 2015, our retail group operated 258 retail stores located in Arizona, Colorado, New Mexico and Texas and 52 cardlocks located in Arizona, California, Colorado, New Mexico and Texas. We supply the majority of our retail gasoline and diesel fuel inventories through WNRL and purchase general merchandise as well as beverage and food products from various third-party suppliers.
The main competitive factors affecting our retail segment are the location of the stores, brand identification and product price and quality. Our retail stores compete with Alon USA Energy, ampm, Brewer Oil Company, Circle K, Maverik, Murphy Oil, Quik-Trip, Shay Oil, Valero Energy Corporation and 7-2-11 food stores. Large chains of retailers like Costco Wholesale Corp., Wal-Mart Stores, Inc., Kroger Company and other large grocery retailers compete in the motor fuel retail business. Our retail operations are substantially smaller than many of these competitors that are potentially better able to withstand volatile conditions in the fuel market and lower profitability in merchandise sales due to their size.

Our retail stores operate under various brands, including Giant, Western, Western Express, Howdy's, Mustang and Sundial. Gasoline brands sold through these stores include Western, Giant, Mustang, Phillips 66 Company, Conoco, 76, Shell Oil Company, Chevron, Mobil and Texaco.
The following table summarizes the ownership and location of Western's retail stores as of December 31, 2015:

Retail Store locations	Owned	Leased	Total
Arizona	26	75	101
Colorado	10	2	12
New Mexico	74	43	117
Texas	—	28	28
	110	148	258
The following table summarizes the ownership and location of Western's cardlocks as of December 31, 2015:

Cardlock locations	Owned	Leased	Private Sites (1)	Total
Arizona	14	7	13	34
California	1	—	—	1
Colorado	2	—	—	2
New Mexico	3	1	1	5
Texas	—	10	—	10
	20	18	14	52

(1)	The private site designation for cardlocks represents tanks and equipment that we own and operate on customer sites for the exclusive use of the customer.
Governmental Regulation
All of our operations and properties are subject to extensive federal, state and local environmental, health and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances; the emission and discharge of materials into the environment; waste management; characteristics and composition of gasoline, diesel and other fuels; and the monitoring, reporting and control of greenhouse gas emissions. Our operations also require numerous permits and authorizations under various environmental, health and safety laws and regulations. Failure to comply with these permits or environmental, health or safety laws generally could result in fines, penalties, or other sanctions, or a revocation of our permits. We have made significant capital and other expenditures to comply with these environmental, health and safety laws. We anticipate significant capital and other expenditures with respect to continuing compliance with these environmental, health and safety laws. For additional details on our capital expenditures related to regulatory requirements, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Spending.
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
Regulation of Fuel Quality
The U.S. Environmental Protection Agency ("EPA") finalized Tier III regulations for gasoline sulfur content in 2014. The regulations have lowered gasoline sulfur content to 10 parts per million with an effective date of 2017 for our El Paso and St. Paul Park refineries and 2020 for our Gallup refinery. Meeting these regulations will require capital spending and adjustments to the operations of our refineries.
The EPA has issued Renewable Fuels Standards ("RFS") under the Energy Acts of 2005 and 2007, implementing mandates to blend increasing volumes of renewable fuels into the petroleum fuels produced at obligated refineries through the year 2022. The EPA established its final 2014 and 2015 blending volume requirements in November 2015, after the statutory deadlines. The EPA is required to establish the volume of renewable fuels that refineries must blend into their refined petroleum fuels annually. Obligated refineries, including each of our three refineries, demonstrate compliance with the RFS through the accumulation of RINs, which are unique serial numbers acquired through blending renewable fuels or direct purchase. Our compliance strategy includes blending at our refineries, transferring RINs from blending across our refinery and terminal system and purchasing third-party RINs. Blending renewable fuels into the finished petroleum fuels to comply with federal and state requirements could displace an increasing volume of a refinery’s product pool.
Minnesota law currently requires the use of biofuels in gasoline and diesel sold in the state for combustion in internal combustion engines. Fuels produced at the St. Paul Park refinery are currently blended with the appropriate amounts of ethanol or biodiesel to ensure that they comply with applicable federal and state renewable fuel standards. Industry organizations representing Minnesota truckers and auto dealers, U.S. auto manufacturers and U.S. fuels manufacturers have filed suit to challenge Minnesota's biodiesel mandate claiming it is in conflict with the RFS standards and the final outcome is yet to be determined.
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

Employees
As of December 31, 2015, our companies employed 7,347 people including 2,961 NTI employees and 562 WNRL employees in its wholesale segment. The collective bargaining agreements covering the El Paso and Gallup refinery employees expire in April 2021 and May 2020, respectively. While all of our collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future and any such work stoppage could have a material effect on our business, financial condition and results of operations. The collective bargaining agreements covering the NTI employees associated with its refining and retail operations expire in December 2016 and August 2017, respectively. Through our control of WNRL's general partner and its affiliate entities, we have seconded 218 full-time employees to WNRL as well as other employees who may provide services to WNRL from time to time.
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
On July 2, 2015, our Chief Executive Officer certified to the NYSE that he was not aware of any violation of the NYSE’s corporate governance listing standards. In addition, attached as Exhibits 31.1 and 31.2 to this Form 10-K are the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 1A.	Risk Factors
An investment in our common shares involves risk. In addition to the other information in this report and our other filings with the SEC, you should carefully consider the following risk factors in evaluating us and our business.
Risks Related to Our Proposed Merger with NTI
The Merger transactions may not be consummated even if NTI common unitholders approve the Merger.
The Merger Agreement contains conditions, some of which are beyond the parties’ control, that, if not satisfied or waived, may delay the Merger or result in the Merger not occurring, even though NTI common unitholders may have voted to approve the Merger. We cannot predict with certainty whether and when any of the conditions to the completion of the Merger will be satisfied. Any delay in completing the Merger could increase our cost or cause us not to realize, or delay realization of, some or all of the benefits that we expect to achieve from the Merger. In addition, we and NTI can agree not to consummate the Merger even if the NTI common unitholders approve the Merger and the conditions to the closing of the Merger are otherwise satisfied.
If the Merger does not occur, we and NTI will not benefit from the expenses that each of us has incurred in the pursuit of the Merger.
The Merger may not be completed. If the Merger is not completed, we and NTI will have incurred substantial expenses for which no ultimate benefit will have been received by either company. The parties currently expect to incur Merger-related expenses of approximately $23.8 million, consisting of independent advisory, legal and accounting fees, and financial printing and other related charges, portions of which may be incurred even if the Merger is not completed. In addition, if the Merger Agreement is terminated under specified circumstances, either we or NTI will be required to pay certain expenses of the other party.
We and NTI may be subject to class action or other lawsuits relating to the Merger, which could materially adversely affect our and NTI’s business, financial condition and operating results.
We, NTI and our respective directors and officers may be subject to class action lawsuits relating to the Merger and other lawsuits that may be filed. Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While we and NTI will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our and NTI’s business, financial condition and operating results.
One of the conditions to consummating the Merger is that no injunction or other order prohibiting or otherwise preventing the consummation of the Merger transactions shall have been issued by any court or governmental entity of competent jurisdiction in the United States. Consequently, if any lawsuit is filed challenging the Merger and is successful in obtaining an injunction preventing the parties to the Merger Agreement from consummating the Merger, such injunction may prevent the Merger from being completed in the expected timeframe, or at all.
Failure to complete, or significant delays in completing, the Merger could negatively affect the trading prices of our common stock and NTI common units and the future business and financial results of us and NTI.
Completion of the Merger is not assured and is subject to risks, including the risks that approval of the Merger by the NTI common unitholders is not obtained or that other closing conditions are not satisfied. If the Merger is not completed, or if there are significant delays in completing the Merger, the trading prices of our common stock and NTI common units and the respective future business and financial results of us and NTI could be negatively affected, and each of us and NTI will be subject to several risks, including the following:

•	one party may be liable for damages to the other under the Merger Agreement;

•
negative reactions from the financial markets, including declines in the prices of our common stock or NTI common units due to the fact that current prices may reflect a market assumption that the Merger will be completed;

•	having to pay certain significant costs relating to the Merger;

•	the attention of our and NTI’s management is diverted to the Merger rather than each company’s own operations and pursuit of other beneficial opportunities; and

•	the uncertainty surrounding the approval of the Merger may adversely affect our or NTI's ability to attract and retain qualified personnel.
The debt that we expect to incur in connection with the Merger could adversely affect our financial position and make us more vulnerable to adverse economic conditions.
We expect the cash portion of the consideration to be paid by us in the Merger to be approximately $858.2 million, a portion of which we expect to finance through the incurrence of new indebtedness. In 2016, debt financing for the energy industry has become increasingly difficult and more expensive. In light of this, the cost we may incur to finance a portion of the cash consideration in the Merger, as well as any increases to the cost of our existing indebtedness in connection with the Merger, could have a material adverse effect on our financial position, results of operations and cash flows.
As of December 31, 2015, we had approximately $889 million of indebtedness outstanding. Further, in connection with the Merger, we expect to incur approximately $380 million of additional indebtedness either in the bank market or debt in capital markets, to pay a portion of the cash portion of the Merger consideration. Following the closing of the Merger, we may determine to seek new financing to terminate NTI’s existing credit facility and/or consummate an exchange offer, tender offer, repurchase offer, consent solicitation, discharge, defeasance, redemption or similar transaction for all or any portion of NTI’s outstanding notes. Interest costs related to our indebtedness could thus be substantial. This level of debt could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth or for other purposes;

•	increasing the cost of our future borrowings;

•	limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to make payments on our debt;

•	placing us at a competitive disadvantage compared to competitors with less debt; and

•	increasing our vulnerability to adverse economic and industry conditions.
Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which will be beyond our control, and distributions from WNRL. If our operating results are not sufficient to service our indebtedness and any future indebtedness that we may incur, we will be forced to take actions, which may include reducing dividends, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms or at all.
Risks Related to Our Business and Industry
The price volatility of crude oil, other feedstocks, refined products and fuel and utility services has had and may continue to have a material adverse effect on our earnings and cash flows.
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
In recent years, the prices of crude oil, other feedstocks and refined products have fluctuated substantially. The NYMEX WTI postings of crude oil for 2015 ranged from $59.81 per barrel in June 2015 to $37.36 per barrel in December 2015 to $29.64 as of February 19, 2016. In addition, the WTI/Brent discount has been volatile and we expect continued volatility in crude oil pricing and crack spreads. It is possible that this volatility in crude oil pricing and crack spreads may continue for prolonged periods of time due to numerous factors beyond our control. Prolonged periods of low crude oil prices could impact production growth of inland crude oil, which could reduce the amount of advantaged crude oil available and/or the discount of such crude oil and thereby impacting the profitability of our refineries. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline and other refined products. Such supply and demand are affected by, among other things:

•	changes in global and local economic and political conditions;

•	domestic and foreign demand for crude oil and refined products, especially in the U.S., China and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa Russia and Latin America;

•	political and geopolitical instability or armed conflict in oil producing regions;

•
the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstocks and refined products imported into the U.S. that can be impacted by accidents, interruptions in transportation, inclement weather or other events affecting producers and suppliers;

•	U.S. government regulations, including legislation affecting the exportation of domestic crude oil;

•	utilization rates of U.S. refineries;

•	changes in fuel specifications required by environmental and other laws;

•	the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to influence oil price and production controls;

•	commodities speculation;

•	development and marketing of alternative and competing fuels;

•	pricing and other actions taken by competitors that impact the market;

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
The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities. As a result, we have no control over the changing market value of these inventories. Because our inventory of crude oil and refined product is valued at the lower of cost or market value under the “last-in, first-out” ("LIFO") inventory valuation methodology, if the market value of our inventory were to further decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold, such as we recorded in the fourth quarter of 2015. Due to the volatility in the price of crude oil and other blendstocks, we experienced fluctuations in our LIFO reserves during the past three years. We also experienced LIFO liquidations based on decreased levels in our inventories. These LIFO liquidations resulted in an increase in cost of products sold of $16.1 million for the year ended December 31, 2015 and decreases in cost of products sold of $1.1 million and $3.2 million for the years ended December 31, 2014 and 2013, respectively.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including two of our subsidiaries, WNRL and NTI, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, a proposal in the Fiscal Year 2016 Budget had recommended that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, this could result in a material decrease in our income from our interests in those subsidiaries.

In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our subsidiaries' ability to qualify as publicly traded partnerships. However, finalized regulations could modify the amount of gross income that they are able to treat as qualifying income for the purposes of the qualifying income requirement.
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for our subsidiaries to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of our investments in such publicly traded partnerships.
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
Specific to the Merger, we expect to incur approximately $380 million of additional indebtedness either in the banking or capital markets, to pay a portion of the cash portion of the Merger consideration. Following the closing of the Merger, we may determine to seek new financing to terminate NTI’s existing credit facility and/or consummate an exchange offer, tender offer, repurchase offer, consent solicitation, discharge, defeasance, redemption or similar transaction for all or any portion of NTI’s outstanding notes. Interest costs related to our indebtedness will thus be substantial.
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
The dangers inherent in our operations and our reliance on logistics assets could cause disruptions and could expose us to potentially significant losses, costs or liabilities. Any significant interruptions in the operations of any of our refineries could materially and adversely affect our business, financial condition, results of operations and cash flows.
Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. Failure to identify and manage these risks could result in explosions, fires, refinery or pipeline releases of crude oil or refined products or other incidents resulting in personal injury, loss of life, environmental damage, property damage, legal liability, loss of revenue and substantial fines by government authorities. These hazards and risks include, but are not limited to, the following:

•	natural disasters;

•	weather-related disruptions;

•	fires;

•	explosions;

•	pipeline ruptures and spills;

•	third-party interference;

•	disruption of natural gas deliveries;

•	disruptions of electricity deliveries;

•	disruption of sulfur gas processing by Chemours at our El Paso refinery; and

•	mechanical failure of equipment at our refineries or third-party facilities.
Any of the foregoing could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the properties of others. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. For example, we may experience unplanned downtime at our El Paso and Gallup refineries or NTI's St. Paul Park refinery due to weather, interruptions to our electrical supply or other causes. In any of these situations, undamaged refinery processing units may be dependent on or interact with damaged process units and, accordingly, may also be subject to being shut down.
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
In addition, we rely on a variety of logistics assets including but not limited to: rail, pipelines, product terminals, storage tanks and trucks to facilitate the movement of crude oil, feedstocks and refined products within our business. Some of these assets are owned and or operated by WNRL, NTI or third-parties. We could experience an interruption of supply or an increased cost to deliver refined products to market if the ability to utilize these logistics assets is disrupted.
Because of the significance to us of our refining operations and the logistics assets they depend on, the occurrence of any of the events described above could significantly disrupt our production and distribution of refined products and any sustained disruption could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Weather conditions and natural disasters could materially and adversely affect our business and operating results, including the supply of our feedstocks.
The effects of weather conditions and natural disasters can lead to volatility in the costs and availability of crude oil and other feedstocks and/or negatively impact our operations or those of our customers and suppliers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Crude oil supplies for our El Paso and Gallup refineries primarily come from the Permian Basin in Texas and New Mexico, other basins in Northern New Mexico and basins in Utah. As a result, our El Paso and Gallup refineries may be disproportionately exposed to the impact of delays or interruptions of supply from these regions caused by natural disasters or adverse weather conditions. In addition, from time to time, we may obtain certain of our feedstocks for the El Paso and Gallup refineries and some refined products we purchase for resale by pipeline from Gulf Coast refineries that are subject to severe weather risks such as hurricanes and other severe events. Crude oil supplies for the St. Paul Park refinery are from the Bakken Shale of North Dakota and from Western Canada. As a result, the St. Paul Park refinery may be disproportionately exposed to the impact of delays or interruptions of supply from that region caused by natural disasters or adverse weather conditions. An interruption to our supply of feedstocks for the El Paso or the St. Paul Park refineries could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our operations involve environmental risks that could give rise to material liabilities.
Our operations, and those of prior owners or operators of our properties, have previously resulted in spills, discharges, or other releases of petroleum or hazardous substances into the environment, and such spills, discharges or releases could also happen in the future. Past or future spills related to any of our operations, including our refineries, product terminals, convenience stores or transportation of refined products or hazardous substances from those facilities, may give rise to liability (including strict liability, or liability without fault, and clean-up responsibility) to governmental entities or private parties under federal, state, or local environmental laws, as well as under common law. For example, we could be held strictly liable under the Comprehensive Environmental Responsibility, Compensation and Liability Act for contamination of properties that we currently own or operate and facilities to which we transported or arranged for the transportation of wastes or by-products for use, treatment, storage or disposal, without regard to fault or whether our actions were in compliance with law at the time. Our liability could also increase if other responsible parties, including prior owners or operators of our facilities, fail to complete their clean-up obligations. Based on current information, we do not believe these liabilities are likely to have a material adverse effect on our business, financial condition, results of operations or cash flows. In the event that new spills, discharges, or other releases of petroleum or hazardous substances occur or are discovered or there are other changes in facts or in the level of contributions being made by other responsible parties, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Various states have proposed and/or enacted low carbon fuel standards (“LCFS”) intended to reduce carbon intensity in transportation fuels. In addition, in 2010 the EPA issued social cost of carbon (“SCC”) estimates used by the EPA and other federal agencies in regulatory cost-benefit analyses to take into account alleged broad economic consequences associated with emissions of greenhouse gases. These estimates were increased in 2013. While the impacts of LCFS and higher SCC in future regulations is not known at this time, either of these may result in increased costs to our operations.
Renewable fuels mandates may reduce demand for the petroleum fuels we produce, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA has promulgated the RFS implementing mandates to blend renewable fuels into petroleum fuels produced and sold in the United States. We are subject to the RFS, which requires obligated parties to blend renewable fuels, such as ethanol, into petroleum fuels sold in the United States. A RIN is generated for each gallon of renewable fuel produced under the RFS. At the end of each year, obligated parties must surrender sufficient RINs to meet their renewable fuel obligations under the RFS. The obligated volume increases annually over time until 2022. The obligation for our refineries is met through a combination of blending renewable fuels and purchasing RINs from other parties. We must also purchase waiver credits for cellulosic biofuels from the EPA. Uncertainty surrounding RFS requirements in recent years has resulted in increased volatility in RIN prices. We cannot predict the future prices of RINs or waiver credits, but the costs to obtain the necessary number of RINs and waiver credits could be material.
In 2010 and 2011, the EPA issued partial waivers with conditions allowing a maximum of 15% ethanol to be used in certain vehicles. Future changes to existing laws and regulations could increase the minimum volumes of renewable fuels that must be blended with refined petroleum fuels. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products could displace an increasing volume of our refineries’ product pool, potentially resulting in lower earnings and materially adversely affecting our business, financial condition and results of operations and cash flows.
Certain states, including Minnesota and New Mexico, have renewable fuel mandates that could further displace volume of a refinery's product pool. Minnesota law currently requires that all diesel sold in the state for use in internal combustion engines, with limited exceptions, must contain at least 10% biodiesel which may increase to 20% in 2018. Minnesota law also currently requires, with limited exceptions, that all gasoline sold or offered for sale in the state must contain the maximum amount of ethanol allowed under federal law for use in all gasoline powered motor vehicles. New Mexico law currently requires that all diesel sold in the state for use in internal combustion engines, with limited exceptions, must contain at least 5% biodiesel. Although the state has historically waived this mandate due to infrastructure limitations within the state, future waivers are not guaranteed.

If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition and results of operations could be materially adversely affected.
Under the RFS, the volume of renewable fuels refineries are obligated to blend into their finished petroleum products is adjusted annually. We currently blend renewable fuels and purchase RINs on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. In the future, we may be required to purchase additional RINs on the open market and waiver credits from the EPA in order to comply with the RFS.
During 2013, the price of RINs was very volatile as the EPA’s proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 percentage standards were published; however, RIN prices remained volatile and increased subsequently in 2014. In November 2015, the EPA published final notice for RFS obligated volumes for 2014, 2015 and 2016 and Biomass-Based Diesel for 2017. The current standard for 2016 may cause the blend wall to again become an issue affecting the overall supply of RINs.
We cannot predict the future prices of RINs or waiver credits. The cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries, all of which can vary significantly from quarter to quarter. Additionally, because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products could displace an increasing volume of our refineries' product pool, potentially resulting in lower earnings. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition, results of operations and cash flows could be materially adversely affected.
We could incur significant costs to comply with greenhouse gas emissions regulation or legislation.
The EPA has adopted and implemented regulations to restrict emissions of greenhouse gases under certain provisions of the Clean Air Act. For example, the EPA requires, in certain circumstances, permitting of certain emissions of greenhouse gases from large stationary sources, such as refineries. The EPA has also adopted rules requiring refiners to report greenhouse gas emissions on an annual basis for emissions occurring after January 1, 2010. Further, the United States Congress has considered legislation related to the reduction of greenhouse gases through “cap and trade” programs. In addition, Minnesota is a participant in the Midwest Greenhouse Gas Reduction Accord, a non-binding resolution that could lead to the creation of a regional greenhouse gas cap-and-trade program if the Minnesota legislature and the legislatures of other participating states and province enact implementing legislation. Although the participating states and Canadian province are not currently pursuing this commitment, similar state or regional initiatives may be pursued in the future.

On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”). The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. Additional U.S. GHG emissions reduction laws, regulations or other initiatives may be required in the future in connection with the Paris Agreement.

To the extent that future legislation, rules and regulations are enacted, our operating costs, including capital expenditures, may increase and additional operating restrictions could be imposed on our business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the earth’s atmosphere may produce climate changes that may have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, which if any such event were to occur, it may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil production in our existing areas of operation, which could impact our crude oil supply and adversely impact our business.
A significant percentage of the crude oil production in our existing areas of operation is being developed from unconventional sources, such as shale, using hydraulic fracturing. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. In addition, the EPA has asserted federal regulatory authority over hydraulic fracturing activities under the Safe Drinking Water Act’s Underground Injection Control Program and under the Toxic Substances Control Act of 1976 and in September 2015 issued proposed rules regulating methane emissions from oil and natural gas completion operations, which rules are expected to be finalized in the spring of 2016. Further, some states and municipalities have adopted and other states and municipalities are considering adopting, regulations prohibiting hydraulic fracturing in certain areas or imposing more stringent disclosure. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation are imposed at the federal, state or local level, this could result in corresponding delays, increased operating costs and process prohibitions for crude oil producers and potentially negatively impact our crude oil supply, which could adversely affect our business, financial condition, results of operations and cash flows.
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
NTI’s St. Paul Park refinery receives all of its crude oil and delivers a portion of its refined products through pipelines. NTI distributes a portion of its transportation fuels through pipelines owned and operated by Magellan, including the Aranco Pipeline that Magellan leases from NTI. In addition, NTI is dependent on the Minnesota Pipeline system that is the supply route for crude oil and has transported all of the crude oil used at the refinery. Because NTI only has a minority equity interest in the pipeline, it does not have full control over the performance of the pipeline.
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
A portion of our strategy to grow our business is dependent on our ability to make selective acquisitions. We actively seek to acquire assets such as refineries, pipelines, terminals and retail fuel and convenience stores that complement our existing assets and/or broaden our geographic presence. For example, on December 21, 2015, we entered into a definitive merger agreement with NTI to acquire all the outstanding publicly-held units of NTI. In addition, during 2013 we formed WNRL to develop and acquire terminals, storage tanks, pipelines and other logistics assets. WNRL’s acquisition strategy is based, in large part, on its expectation of ongoing divestitures of gathering, transportation and storage assets by industry participants, including Western. Any acquisition involves potential risks, including, among other things:

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
There can be no assurance that any acquisition, including the Merger or any future or pending acquisition or merger, will be successfully integrated into our operations. Furthermore, our capitalization and results of operations may change significantly as a result of any such acquisitions. The occurrence of any of these factors could adversely affect our growth strategy and cause our actual growth or results of operations to differ adversely compared with our expectations.
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
As of December 31, 2015, we employed approximately 7,347 people, with collective bargaining agreements covering about 640 of those employees. As of December 31, 2015, NTI employed 2,961 people, including 484 employees associated with its refining operations and 2,413 employees associated with its retail operations. NTI is party to collective bargaining agreements covering approximately 185 of the 484 employees associated with its refining operations and 25 of 2,413 associated with its retail operations. WNRL employs approximately 562 employees in its wholesale segment. During 2011, we successfully renegotiated a collective bargaining agreement covering employees at our Gallup refinery that expires in 2020. We also successfully negotiated a new collective bargaining agreement covering employees at our El Paso refinery, renewing the collective bargaining agreement to expire in April of 2015. We also have collective bargaining agreement that expires in December 2016 associated with the operations of the St. Paul Park refining operations and another collective bargaining agreement associated with NTI’s retail operations that expires in August 2017. While our El Paso and Gallup collective bargaining agreements and the NTI collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could cause disruptions in our business and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Mr. Paul Foster, our Executive Chairman, and Messrs. Jeff Stevens, our Chief Executive Officer and President and a current director, and Scott Weaver, our Vice President and Assistant Secretary and a current director, own approximately 25.8% of our common stock as of February 19, 2016, and are anticipated to own approximately 21.7% following the completion of the Merger. As a result, Mr. Foster and the other members of this group may strongly influence or effectively control the election of our directors, our corporate and management policies, and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. The interests of Mr. Foster and the other members of this group may not coincide with the interests of other holders of our common stock.
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
Two of our subsidiaries act as the general partner of two publicly traded master limited partnerships that may involve a higher exposure to legal liability than our historic business operations.
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
Of particular importance to us, the CFTC has the authority, under certain findings, to establish position limits for certain futures, options on futures and swap contracts. Certain bona fide hedging transactions or positions would be exempt from these position limits. In 2011, the CFTC adopted position limit rules that were subsequently vacated by the U.S. District Court for the District of Columbia. Starting in November 2013, the CFTC has, through a series of actions, re-proposed position limit rules. The timing of adoption and implementation of these proposed rules and their applicability to and impact on our ability to cost-effectively hedge our commodity risks remain unclear.
The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivatives activities. While there are exceptions from the margin, clearing and trade execution requirements that have been implemented to date for commercial end users of swaps like us, whether we choose to use these exceptions for all transactions remains uncertain at this time. The Dodd-Frank Act and its implementing regulations have also required some of the counterparties to our swaps to register with the CFTC and become subject to substantial regulation. These requirements and others, such as those related to trade execution and margin, could significantly increase the cost of derivatives contracts (including through requirements to clear swaps and to post collateral for both cleared and uncleared swaps, each of which could adversely affect our available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Our revenues could also be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.
Our retail business is vulnerable to risks including changes in consumer preferences and economic conditions, competitive environment, supplier concentration, franchising operations and other trends and factors that could harm our business, financial condition, results of operations or cash flows.
Our retail business is subject to changes in consumer preferences, national, regional and local economic conditions, demographic trends and consumer confidence in the economy. Upon completion of the Merger with NTI, our results will be further exposed to fluctuations in the retail business. Factors such as traffic patterns, weather conditions, local demographics and the number and locations of competing retail service stations and convenience stores also affect the performance of our retail stores. NTI's retail operations in the Upper Great Plains region depend on one principal supplier for a substantial portion of its merchandise inventory. NTI franchises some of its retail stores and as a result, NTI's retail operations partly depend on the retail store franchisees who are independent business operators that could take actions that harm NTI's brand, reputation or goodwill. Adverse changes in any of these trends or factors could reduce our retail customer traffic or sales, or impose limits on our pricing that could adversely affect our business, financial condition, results of operations and cash flows.

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
Our principal properties are described under Item 1. Business and the information is incorporated herein by reference. As of December 31, 2015, we were a party to a number of cancelable and non-cancelable leases for certain properties, including our corporate headquarters in El Paso and administrative offices in Tempe, Arizona. See Note 25, Leases and Other Commitments, in the Notes to Consolidated Financial Statements included elsewhere in this annual report.

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
Market Information
Our common stock is listed on the NYSE under the symbol “WNR.” As of February 19, 2016, we had 45 holders of record of our common stock. The following table summarizes the high and low sales prices of our common stock as reported on the NYSE Composite Tape for the quarterly periods in the past two fiscal years and dividends declared on our common stock for the same periods:

	High	Low	Dividends per Common Share
2015:
First quarter	$51.31	$31.83	$0.30
Second quarter	50.48	41.65	0.34
Third quarter	50.71	38.02	0.34
Fourth quarter	47.55	34.58	0.38
2014:
First quarter	$43.00	$35.58	$0.26
Second quarter	45.00	36.49	0.26
Third quarter	48.36	37.61	0.26
Fourth quarter (1)	46.89	35.29	2.30

(1)	Dividends for the fourth quarter of 2014 included a special dividend of $2.00 per common share.
Our payment of dividends is limited under the terms of our Western Revolving Credit Agreement, our Senior Unsecured Notes and our Term Loan Credit Agreement, and in part, depends on our ability to satisfy certain financial covenants. Also, as a holding company, we rely on dividends or advances from our subsidiaries to fund any dividends. The ability of our subsidiaries including NTI and WNRL to pay us dividends is restricted by covenants in their respective debt instruments and any future financing agreements. Throughout 2015, our board of directors approved and we declared quarterly cash dividends totaling $129.2 million paid on various dates throughout the year.
On January 6, 2016, our board of directors approved a cash dividend for the first quarter of 2016 of $0.38 per share of common stock in an aggregate payment of approximately $35.6 million that was paid on February 4, 2016 to holders of record on January 20, 2016.
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
The following graph compares the cumulative 60-month total stockholder return on our common stock relative to the cumulative total stockholder returns of the Standard & Poor’s ("S&P, 500") index and a customized peer group of six companies that includes: Alon USA Energy, Inc., CVR Energy, Inc., Delek US Holdings Inc., HollyFrontier Corp., Tesoro Corp. and Valero Energy Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and peer group on December 31, 2010. The index on December 31, 2015, and its relative performance are tracked through this date. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2015
500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
12/10
12/11
12/12
12/13
12/14
12/15
Western Refining Inc
S&P 500 Index - Total Returns
Peer Group

(Tabular representation of data in graph above)

	Dec	Dec	Dec	Dec	Dec	Dec
	2010	2011	2012	2013	2014	2015
Western Refining, Inc.	$100.00	$125.61	$295.15	$453.16	$434.63	$422.69
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
Peer Group	100.00	104.14	197.59	276.52	275.63	373.53
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Between July 18, 2012 and December 31, 2015, our board of directors authorized five separate share repurchase programs of up to $200 million, per program, of our outstanding common stock. Our board of directors approved a share repurchase program in September of 2015 (the "September 2015 Program"). As of December 31, 2015, we had $200.0 million remaining in authorized expenditures under the September 2015 Program. Through December 31, 2015, we have purchased approximately 20.5 million shares of our common stock under the share repurchase programs.
Subject to market conditions as well as corporate, regulatory and other considerations, we will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise. Our board of directors may discontinue the share repurchase program at any time.

The following table presents shares repurchased, by month, during 2015.

	Total number of shares purchased as part of publicly announced plans or programs (1)	Average price paid per share (2)	Maximum dollar value of shares that may yet be purchased under the programs (In thousands) (3)
January 1 - January 31	740,859	$33.72	$115,778
February 1 - February 28	—	—	115,778
March 1 - March 31	—	—	115,778
April 1 - April 30	—	—	115,778
May 1 - May 31	—	—	115,778
June 1 - June 30	—	—	115,778
July 1 - July 31	—	—	115,778
August 1 - August 31	1,785,339	41.97	40,806
September 1 - September 30	121,542	41.34	235,779
October 1 - October 31	—	—	235,779
November 1 - November 30	—	—	200,000
December 1 - December 31	—	—	200,000
Total	2,647,740	$39.64

(1)	We do not actively repurchase shares of our common stock outside of our publicly announced repurchase programs.

(2)	Average price per share excludes commissions of $0.02 per share.

(3)
On November 3, 2014, our board of directors authorized a share repurchase program of up to $200 million which expired on November 3, 2015 with $35.8 million in remaining funds authorized under the program. On September 21, 2015, our board of directors approved the September 2015 Program of up to $200 million effective through December 31, 2016.

Item 6.	Selected Financial Data
The following tables set forth a summary of our historical financial and operating data for the periods indicated. The summary results of operations and financial position data as of and for the five years ended December 31, 2015, have been derived from the consolidated financial statements of Western Refining, Inc. and its subsidiaries. The information presented includes the results of operations of NTI beginning November 12, 2013, the date of our initial acquisition of NTI (the "2013 NTI Acquisition"). The information presented also includes the financial results for WNRL from October 16, 2013 forward. In addition to the impact of the non-controlling interests in net income of NTI and WNRL, refinery margins have decreased due to additional fees paid by Western to WNRL for logistics services and refining direct operating expenses have decreased for the costs associated with WNRL that are no longer included in refining direct operating costs. Consequently, our results of operations for 2013 are not fully comparable with prior or future periods.
Through various transactions from 2013 through 2015, WNRL has purchased certain operating assets and businesses from Western. In consideration for these assets and businesses, WNRL paid a combination of WNRL partnership units and cash. These purchases began in October 2013 with the sale of pipeline and gathering assets and terminalling, transportation and storage assets. In October 2014, WNRL purchased substantially all of Western's Southwest-based wholesale and crude gathering business. In October 2015, WNRL purchased a 375-mile segment of the TexNew Mex Pipeline that extends from the crude oil station in Star Lake, New Mexico, in the Four Corners region to the T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System") and other related assets. We transferred the businesses and all related net assets to WNRL at Western’s historical cost as these transactions were between entities under common control.
The financial position, results of operations and operating statistics of WNRL’s accounting predecessor for the contributed logistics assets prior to October 16, 2013 are contained herein as part of our historical information. In addition to the logistics assets contributed in conjunction with WNRL’s initial public offering in 2013 (the “Offering”), its accounting predecessor prior to the Offering contains the financial position and results of operations of other logistics assets that were contributed subsequent to the Offering. These assets relate to the historical financial results of the TexNew Mex Pipeline System. We refer to the financial position, results of operations and operating statistics of contributed and non-contributed assets, prior to October 16, 2013 as the WNRL Predecessor.
The information presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations Data
Net sales	$9,787,036	$15,153,573	$10,086,070	$9,503,134	$9,071,037
Total operating costs and expenses (1)	8,856,911	14,057,060	9,514,197	8,791,239	8,687,258
Operating income	930,125	1,096,513	571,873	711,895	383,779

Net income	614,431	710,072	299,554	398,885	132,667
Less net income attributed to non-controlling interests (3)	207,675	150,146	23,560	—	—
Net income attributable to Western Refining, Inc.	$406,756	$559,926	$275,994	$398,885	$132,667

Basic earnings per share	$4.28	$6.17	$3.35	$4.42	$1.46
Diluted earnings per share	4.28	5.61	2.79	3.71	1.34
Dividends declared per common share	$1.36	$3.08	$0.64	$2.74	$—
Weighted average basic shares outstanding	94,899	90,708	82,248	89,270	88,981
Weighted average dilutive shares outstanding	94,999	101,190	104,904	111,822	109,792

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Other Data
Adjusted EBITDA (2)	$1,298,124	$1,231,443	$754,839	$1,083,669	$786,239
Balance Sheet Data (at end of period)
Cash and cash equivalents	$772,502	$431,159	$468,070	$453,967	$170,829
Restricted cash	69,106	167,009	—	—	220,355
Working capital	1,114,366	812,711	479,160	586,923	650,536
Total assets	5,833,393	5,642,186	5,475,099	2,457,706	2,537,258
Total debt and lease financing obligations	1,703,626	1,507,654	1,373,651	487,320	774,241
Total equity	2,945,906	2,787,644	2,570,587	909,070	819,828

(1)	The net effect of commodity hedging gains and losses included in cost of products sold for the periods presented was as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Realized commodity hedging gain (loss), net	$93,699	$95,331	$15,868	$(144,448)	$(76,033)
Unrealized commodity hedging gain (loss), net	(50,233)	194,423	(16,898)	(229,672)	183,286
Total realized and unrealized commodity hedging gain (loss), net	$43,466	$289,754	$(1,030)	$(374,120)	$107,253

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

The following table reconciles net income attributable to Western Refining, Inc. to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net income attributable to Western Refining, Inc.	$406,756	$559,926	$275,994	$398,885	$132,667
Net income attributed to non-controlling interests	207,675	150,146	23,560	—	—
Interest expense and other financing costs	105,603	97,062	74,581	88,209	143,527
Provision for income taxes	223,955	292,604	153,925	218,202	69,861
Depreciation and amortization	205,291	190,566	117,848	93,907	135,895
Maintenance turnaround expense	2,024	48,469	50,249	47,140	2,443
Loss (gain) and impairments on disposal of assets, net (a)	51	8,530	(4,989)	—	450,796
Loss on extinguishment of debt	—	9	46,773	7,654	34,336
Net change in lower of cost or market inventory reserve	96,536	78,554	—	—	—
Unrealized loss (gain) on commodity hedging transactions, net (b)	50,233	(194,423)	16,898	229,672	(183,286)
Adjusted EBITDA	$1,298,124	$1,231,443	$754,839	$1,083,669	$786,239
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

(3)
Net income attributed to non-controlling interests for the years ended December 31, 2015, 2014 and 2013, consisted of income from NTI of $186.5 million, $131.9 million and $20.6 million, respectively. Net income attributed to non-controlling interests for the years ended December 31, 2015, 2014 and 2013, consisted of income from WNRL of $21.2 million, $18.2 million and $3.0 million, respectively.

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
Company Overview
Through various transactions from 2013 through 2015, WNRL has purchased certain operating assets and businesses from Western. In consideration for these assets and businesses, WNRL paid a combination of WNRL partnership units and cash. These purchases began in October 2013 with the sale of pipeline and gathering assets and terminalling, transportation and storage assets. In October 2014, WNRL purchased substantially all of Western's Southwest-based wholesale and crude gathering business. In October 2015, WNRL purchased a 375-mile segment of the TexNew Mex Pipeline that extends from the crude oil station in Star Lake, New Mexico, in the Four Corners region to the T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System") and other related assets. We transferred the businesses and all related net assets to WNRL at Western’s historical cost as these transactions were between entities under common control.
The financial position, results of operations and operating statistics of WNRL’s accounting predecessor for the contributed logistics assets prior to October 16, 2013 are contained herein as part of our historical information. In addition to the logistics assets contributed in conjunction with WNRL’s initial public offering in 2013 (the “Offering”), its accounting predecessor prior to the Offering contains the financial position and results of operations of other logistics assets that were contributed subsequent to the Offering. These assets relate to the historical financial results of the TexNew Mex Pipeline System. We refer to the financial position, results of operations and operating statistics of contributed and non-contributed assets, prior to October 16, 2013 as the WNRL Predecessor.
See Part I — Item 1. Business included in this annual report for detailed information on our business.

Major Influences on Results of Operations
Summary of 2015 Developments

•	We averaged total throughput of 135,077 bpd at the El Paso refinery for the year ended December 31, 2015, a 6.2% increase from 2014.

•	We averaged total throughput of 26,730 bpd at the Gallup refinery for the year ended December 31, 2015, a 3.8% decrease from 2014.

•	NTI averaged total throughput of 96,515 bpd at the St. Paul Park refinery for the year ended December 31, 2015, a 3.2% increase from 2014.

•
We sold the TexNew Mex Pipeline System and other related assets to WNRL on October 30, 2015, in exchange for consideration of $170 million in cash, the issuance of approximately 0.4 million WNRL common units and 80,000 TexNew Mex Units. WNRL partially funded the purchase of the TexNew Mex Pipeline System and other related assets using $145.0 million borrowed under the WNRL Revolving Credit Facility.

•	We purchased 2,647,740 shares under our share repurchase programs at an average price of $39.64 per share.

•	We added 31 company-operated retail locations in southern Arizona and NTI added 3 company-operated retail locations and 20 franchise locations in the Midwest.

•	WNRL issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023.

•	Dividends and distributions declared and paid:

◦	$1.36 per Western common share;

◦	$1.4275 per WNRL common unit; and

◦	$3.80 per NTI common unit.

2015 Operating and Financial Highlights
Net income attributable to Western was $406.8 million, or $4.28 per diluted share for the year ended December 31, 2015, compared to $559.9 million, or $5.61 per diluted share for the year ended December 31, 2014. Our operating income decreased $166.4 million from December 31, 2014, to December 31, 2015, as shown by segment in the following table:

	Year Ended December 31,
	2015	2014	Change
	(In thousands)
Refining	$575,267	$841,071	$(265,804)
NTI	322,382	241,229	81,153
WNRL	86,713	70,295	16,418
Retail	23,721	20,763	2,958
Other	(77,958)	(76,845)	(1,113)
Total operating income	$930,125	$1,096,513	$(166,388)
Overview of Segments
Refining. The following items have a significant impact on our overall refinery gross margin, results of operations and cash flows:

•	fluctuations in petroleum based commodity values such as refined product prices and the cost of crude oil and other feedstocks;

•	product yield volumes that are less than total refinery throughput volume, resulting in yield loss and lower refinery gross margin;

•	the impact of our economic hedging activity;

•	fluctuations in our direct operating expenses, especially the cost of natural gas and electricity;

•	planned maintenance turnarounds, generally significant in both downtime and cost, are expensed as incurred;

•	seasonal fluctuations in demand for refined products; and

•	unplanned downtime of our refineries generally leads to increased maintenance costs and a temporary increase in working capital investment.
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
We engage in hedging activity primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product and blendstock inventories. We record the results of our hedging activity within cost of products sold which directly impacts our results of operations.
Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenues or cost of products sold. In addition to the crude oil that we purchase to supply our refinery production, we also purchase crude oil quantities that are transported to different locations and sold to third parties. We record these sales on a gross basis with the sales price recorded as revenues and the related costs within cost of products sold. Consolidated cost of products sold for the year ended December 31, 2015 includes $43.5 million of realized and unrealized net gains from our economic hedging activities, including refining segment gains of $46.7 million, offset by NTI losses of $3.2 million. The non-cash unrealized net losses included in the consolidated total were $50.2 million, including unrealized losses of $45.5 million related to Western's refining segment and unrealized losses of $4.8 million related to NTI for the year ended December 31, 2015.
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. During 2014 and 2015, the volatility in crude oil prices and refining margins contributed to the variability of our results of operations.
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
WNRL. WNRL's terminal throughput volumes depend upon the volume of refined and other products produced at Western’s refineries that, in turn, is ultimately dependent on supply and demand for refined product, crude oil and other feedstocks and Western’s response to changes in demand and supply.
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

WNRL
During 2013, we formed WNRL, a fee-based growth-oriented master limited partnership, to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets. On October 16, 2013, WNRL completed the offering of 15,812,500 common units representing limited partner interests to the public at a price of $22.00 per unit that included a 2,062,500 common partnership unit over-allotment option exercised by the underwriters. Western retained certain assets that are related to the operations of Western Refining Logistics, LP Predecessor, which is WNRL's predecessor as defined for accounting purposes. The retained assets include Western’s NGL storage facility in Jal, New Mexico and portions of the TexNew Mex Pipeline System extending from the crude oil station in Star Lake, New Mexico in the Four Corners area to near Maljamar, New Mexico in the Delaware Basin.
On October 15, 2014, in connection with a Contribution, Conveyance and Assumption Agreement dated September 25, 2014, we sold substantially all of our wholesale business to WNRL.
On October 30, 2015, we sold the TexNew Mex Pipeline System and other related assets to WNRL. WNRL acquired these assets from us in exchange for $170 million in cash, issuance of 421,031 common units that increased our limited partner interests in WNRL and 80,000 TexNew Mex Units.
WNRL provides a portion of our terminalling and storage services and we record the fees we pay to WNRL for its services within cost of products sold. Prior to WNRL's operations, we did not operate our logistics assets for the purpose of generating revenue, therefore, there is no comparable activity prior to WNRL's commencement of operations on October 16, 2013.
See Note 29, Western Refining Logistics, LP, in the Notes to Consolidated Financial Statements included in this annual report for more detailed information.
2013 NTI Acquisition
On November 12, 2013 Western purchased all of the interests in NT InterHoldCo LLC, a wholly-owned subsidiary of Northern Tier Holdings LLC, that holds all of the membership interests in Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, and 35,622,500 common units representing a 38.7% limited partner interest in Northern Tier Energy LP for a purchase price of $775 million. Our 2013 results of operations include the period from November 12, 2013 through December 31, 2013. See Note 30, NTI, in the Notes to Consolidated Financial Statements included in this annual report for more detailed information.
Debt Transactions
The following debt transactions occurred during the years ended December 31, 2015, 2014 and 2013:
2015

•
On February 11, 2015, WNRL entered into an indenture for the issuance of $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023 and used a portion of the proceeds from issuance of these notes to repay its outstanding direct borrowings under the WNRL 2018 Revolving Credit Facility.

•	WNRL borrowed $145.0 million under the WNRL 2018 Revolving Credit Facility on October 30, 2015, to partially fund the purchase of Western's TexNew Mex Pipeline System.
2014

•
We delivered an aggregate of 22,759,243 shares of common stock on various dates between March 26, 2014, and June 16, 2014, to noteholders to satisfy the conversion of aggregate principal amount of 5.75% Convertible Senior Unsecured Notes based on conversion rates.

•	NTI increased the principal amount of the 2020 Secured Notes in September 2014 through issuance of an additional $75.0 million in principal amount.

•	WNRL borrowed $269.0 million under the WNRL 2018 Revolving Credit Facility on October 15, 2014, to partially fund the purchase of substantially all of Western's wholesale business.
2013

•	We redeemed or otherwise purchased and canceled all outstanding 11.25% Senior Secured Notes during the first and second quarters of 2013.

•	We entered into an indenture for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 on March 25, 2013.

•	WNRL entered into a senior secured revolving credit facility on October 16, 2013, receiving $300.0 million in commitments maturing in 2018.

•	We entered into a $550.0 million term loan credit agreement on November 12, 2013, that matures on November 12, 2020.
As a result of the long-term debt redemptions described above, we recognized insignificant losses on extinguishment of debt in 2014 and $46.8 million for the year ended December 31, 2013. These losses are included in Loss on extinguishment of debt in the Consolidated Statements of Operations.
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
Commodity Hedging Activities, Property Taxes and Other
Our operating results for the years ended December 31, 2015 included realized and unrealized net gains from our commodity hedging activities of $43.5 million, realized and unrealized net gains of $289.8 million for the year ended December 31, 2014 and realized and unrealized net losses of $1.0 million for the year ended December 31, 2013. See Note 18, Crude Oil and Refined Product Risk Management, in the Notes to Consolidated Financial Statements included in this annual report for further discussion on our commodity hedging activities.
We reduced the carrying value of our inventory by $175.1 million and $78.6 million in order to state the value at market prices which were lower than our cost at December 31, 2015 and 2014, respectively. Refined products inventory includes a lower of cost or market non-cash adjustment of $72.3 million and $41.7 million and crude oil and other raw materials inventory includes a lower of cost or market non-cash adjustment of $102.8 million and $36.9 million at December 31, 2015 and 2014, respectively. Global and domestic crude oil prices are expected to remain volatile during 2016, and we cannot estimate any future adjustments to our inventory carrying values.
Our income tax provisions include the effects of a decrease in our valuation allowance of $2.9 million and $2.8 million for the years ended December 31, 2014 and 2013, respectively, against the deferred tax assets for Virginia and Maryland generated through the operations of the Yorktown facility prior to the sale of the facility in December 2011. There was no change to our valuation allowance during the year ended December 31, 2015.
Planned Maintenance Turnaround
During the years ended December 31, 2015, 2014 and 2013, we incurred costs of $2.0 million, $48.5 million and $50.2 million, respectively, for maintenance turnarounds. In the first quarter of 2014, we completed a scheduled maintenance turnaround for the south side units of the El Paso refinery. In the first quarter of 2013, we completed a scheduled maintenance turnaround for the north side units of the El Paso refinery. We also incurred turnaround expense during 2013 in preparation for a planned 2014 turnaround for the south side units at the El Paso refinery. NTI currently plans for a major maintenance turnaround on several of its units in the fall of 2016 at an aggregate budgeted expense of approximately $40.0 million to $45.0 million.

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
Goodwill. At both December 31, 2015 and 2014, we had goodwill of $1,289.4 million relating to the 2013 NTI Acquisition that was completed on November 12, 2013. Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost. We do not amortize goodwill for financial reporting purposes. We test goodwill for impairment at the reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed.
Our policy is to test goodwill for impairment annually at June 30, or more frequently if indications of impairment exist. The testing of our goodwill for impairment is based on the estimated fair value of our reporting units that is determined based on consideration given to discounted expected future cash flows using a weighted-average cost of capital rate. An assumed terminal value is used to project future cash flows beyond base years. In addition, various market-based methods including market capitalization and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples are considered. The estimates and assumptions used in determining fair value of a reporting unit require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The market capitalization model is sensitive to changes in traded partnership unit price. The EBITDA model is sensitive to changes in recent historical results of operations within the refining industry. We compare and contrast the results of the various valuation models to determine if impairment exists at the end of a reporting period. Any declines in the market capitalization of NTI after December 31, 2015, could be an early indication that goodwill may become impaired in the future.
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

Results of Operations
A discussion and analysis of our consolidated and operating segment financial data and key operating statistics for the three years ended December 31, 2015, is presented below:
Consolidated

	Year Ended December 31,
	2015	2014	2013 (2)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales (1)	$9,787,036	$15,153,573	$10,086,070
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	7,521,375	12,719,963	8,690,222
Direct operating expenses (exclusive of depreciation and amortization) (1)	902,925	850,634	523,836
Selling, general and administrative expenses	225,245	226,020	137,031
Affiliate severance costs	—	12,878	—
Loss (gain) and impairments on disposal of assets, net	51	8,530	(4,989)
Maintenance turnaround expense	2,024	48,469	50,249
Depreciation and amortization	205,291	190,566	117,848
Total operating costs and expenses	8,856,911	14,057,060	9,514,197
Operating income	930,125	1,096,513	571,873
Other income (expense):
Interest income	703	1,188	746
Interest expense and other financing costs	(105,603)	(97,062)	(74,581)
Loss on extinguishment of debt	—	(9)	(46,773)
Other, net	13,161	2,046	2,214
Income before income taxes	838,386	1,002,676	453,479
Provision for income taxes	(223,955)	(292,604)	(153,925)
Net income	614,431	710,072	299,554
Less net income attributed to non-controlling interests (3)	207,675	150,146	23,560
Net income attributable to Western Refining, Inc.	$406,756	$559,926	$275,994

Basic earnings per share	$4.28	$6.17	$3.35
Diluted earnings per share	4.28	5.61	2.79
Dividends declared per common share	$1.36	$3.08	$0.64
Weighted average basic shares outstanding	94,899	90,708	82,248
Weighted average dilutive shares outstanding	94,999	101,190	104,904

(1)
The information presented excludes $3,222.2 million, $4,390.7 million and $4,277.8 million of intercompany sales and $3,222.2 million, $4,374.1 million and $4,265.0 million of intercompany cost of products sold for the years ended December 31, 2015, 2014 and 2013, respectively, and $16.6 million and $12.8 million of intercompany direct operating expenses for the years ended December 31, 2014 and 2013, respectively, with no comparable activity for the year ended December 31, 2015.

(2)	The information presented includes the results of operations of NTI beginning November 12, 2013, the consummation date of the purchase transaction.

(3)
Net income attributable to non-controlling interests for the years ended December 31, 2015, 2014 and 2013, consisted of net income from NTI of $186.5 million, $131.9 million and $20.6 million, respectively, and net income from WNRL of $21.2 million, $18.2 million and $3.0 million, respectively.

Gross Margin
Gross margin is a function of net sales less cost of products sold (exclusive of depreciation and amortization). Our consolidated margins decreased from 2014 through 2015 by 6.9%. This decrease was primarily due to refining margins and economic hedging activities. We discuss refining margins and economic hedging activities under our refining and NTI segments.
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
Direct Operating Expenses
The increase in direct operating expenses was primarily due to increases of $18.9 million, $16.8 million, $10.6 million and $7.5 million in our refining, retail, WNRL and NTI segments, respectively.
The increase from 2013 to 2014 in direct operating expenses was primarily due to direct operating expenses associated with NTI ($298.1 million) which was acquired during November 2013 and greater direct operating expenses in our refining segment ($52.5 million).
Selling, General and Administrative Expenses
The decrease in selling, general and administrative expenses from 2014 to 2015 resulted from a decrease of $9.1 million in our NTI segment, partially offset by an increase of $3.5 million, $1.9 million, $1.5 million and $1.5 million in our refining segment, corporate overhead, WNRL segment and retail segment, respectively. The increase in corporate overhead was due to higher employee expenses based primarily on higher incentive compensation expenses in the current period.
The increase in selling, general and administrative expenses from 2013 to 2014 was primarily due to selling, general and administrative expenses associated with NTI ($91.5 million) which was acquired during November 2013.
Affiliate Severance Costs
The severance costs incurred during the year ended December 31, 2014 reflect severance payments related to Western's acquisition of NTI's general partner.
Maintenance Turnaround Expenses
We reported minimal turnaround expenses during the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, we incurred turnaround expenses for a turnaround of the south and north side units of the El Paso refinery, respectively.
Depreciation and Amortization
The increase in depreciation and amortization from 2014 to 2015 was primarily due to TexNew Mex Pipeline depreciation and additional depreciation on logistics assets capitalized through the ongoing expansion of our Delaware Basin logistics system. We also capitalized various assets at our El Paso and St. Paul Park refineries, primarily related to capital projects completed during turnaround activities, resulting in increased depreciation expense in the current period. The increase in depreciation and amortization expense was also due to additional depreciation incurred from major remodels at three retail locations and the capitalization of a new retail point of sale system, increased depreciation of retail's existing point of sale system and of four closed retail outlets to fully depreciate these assets at disposal.
The increase in depreciation and amortization from 2013 to 2014 was primarily due to depreciation associated with the NTI assets acquired during November 2013 ($91.5 million). There was also additional depreciation resulting from assets capitalized during the first quarter of 2013 and 2014, respectively, for the north and south side units of the El Paso refinery and additional depreciation associated with our logistics assets related to the expansion of our Delaware Basin logistics system.
Other Income (Expense)
The increase in interest expense from prior periods was attributable to interest incurred through WNRL's issuance of $300.0 million in aggregate principal amount of the WNRL 2023 Senior Notes and borrowings under WNRL's revolving credit facility of $145.0 million. This increase was partially offset during the current year by the retirement of our 5.75% Convertible Senior Unsecured Notes during the second quarter of 2014.
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

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Consolidated Gross Margin by Segment
Refining	$998,551	$1,293,802	$1,024,656
NTI	788,831	720,145	94,882
WNRL	291,730	256,969	127,411
Retail	186,797	162,271	148,352
Other	(248)	423	547
Consolidated gross margin	$2,265,661	$2,433,610	$1,395,848
Consolidated Direct Operating Expenses by Segment
Refining	$307,617	$288,679	$240,899
NTI	305,648	298,104	35,123
WNRL	154,267	143,702	135,684
Retail	135,310	118,468	111,320
Other	83	1,681	810
Consolidated direct operating expenses	$902,925	$850,634	$523,836
Consolidated Depreciation and Amortization by Segment
Refining	$81,180	$78,911	$74,801
NTI	78,737	76,544	10,740
WNRL	26,912	20,187	16,515
Retail	14,692	11,733	12,382
Other	3,770	3,191	3,410
Consolidated depreciation and amortization	$205,291	$190,566	$117,848
See additional analysis under the refining, NTI, WNRL and retail segments.

Refining Segment (El Paso and Gallup refineries and related operations)

	Year Ended
	December 31,
	2015	2014	2013
	(In thousands, except per barrel data)
Statement of Operations Data:
Net sales (including intersegment sales) (1)	$6,233,330	$9,485,734	$8,866,162
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	5,234,779	8,175,332	7,828,695
Direct operating expenses (exclusive of depreciation and amortization)	307,617	305,279	253,710
Selling, general and administrative expenses	31,968	28,470	26,451
Loss (gain) and impairments on disposal of assets, net	495	8,202	(4,999)
Maintenance turnaround expense	2,024	48,469	50,249
Depreciation and amortization	81,180	78,911	74,801
Total operating costs and expenses	5,658,063	8,644,663	8,228,907
Operating income	$575,267	$841,071	$637,255
Key Operating Statistics:
Total sales volume (bpd) (1) (3)	237,054	217,640	176,653
Total refinery production (bpd)	159,691	152,942	147,793
Total refinery throughput (bpd) (4)	161,807	155,019	150,429
Per barrel of throughput:
Refinery gross margin (2) (5) (6)	$16.84	$23.11	$18.81
Direct operating expenses (7)	5.20	5.39	4.62
Mid-Atlantic sales volume (bbls)	8,356	8,588	9,734
Mid-Atlantic margin per barrel	$0.46	$0.32	$0.47
El Paso and Gallup Refineries

	Year Ended
	December 31,
	2015	2014	2013
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	87,266	79,279	78,568
Diesel and jet fuel	62,076	63,359	59,580
Residuum	4,174	5,121	5,445
Other	6,175	5,183	4,200
Total refinery production (bpd)	159,691	152,942	147,793
Refinery throughput (bpd):
Sweet crude oil	129,135	121,514	117,289
Sour or heavy crude oil	22,949	25,113	25,195
Other feedstocks and blendstocks	9,723	8,392	7,945
Total refinery throughput (bpd) (4)	161,807	155,019	150,429

El Paso Refinery

	Year Ended
	December 31,
	2015	2014	2013
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	70,200	62,252	61,893
Diesel and jet fuel	54,082	54,501	52,600
Residuum	4,174	5,121	5,445
Other	4,872	3,740	3,442
Total refinery production (bpd)	133,328	125,614	123,380
Refinery throughput (bpd):
Sweet crude oil	105,064	96,384	93,654
Sour crude oil	22,949	25,113	25,195
Other feedstocks and blendstocks	7,064	5,739	6,488
Total refinery throughput (bpd) (4)	135,077	127,236	125,337
Total sales volume (bpd) (3)	148,897	139,216	141,894
Per barrel of throughput:
Refinery gross margin (2) (5)	$16.48	$18.34	$18.74
Direct operating expenses (7)	4.02	4.37	4.30
Gallup Refinery

	Year Ended
	December 31,
	2015	2014	2013
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	17,066	17,027	16,675
Diesel and jet fuel	7,994	8,858	6,980
Other	1,303	1,443	758
Total refinery production (bpd)	26,363	27,328	24,413
Refinery throughput (bpd):
Sweet crude oil	24,071	25,130	23,635
Other feedstocks and blendstocks	2,659	2,653	1,457
Total refinery throughput (bpd) (4)	26,730	27,783	25,092
Total sales volume (bpd) (3)	33,005	34,300	34,759
Per barrel of throughput:
Refinery gross margin (2) (5)	$18.34	$16.55	$18.94
Direct operating expenses (7)	8.38	8.40	10.13

(1)
Refining net sales for the years ended December 31, 2015 and 2014, include $975.8 million and $1,489.6 million representing a period average of 55,152 bpd and 44,124 bpd in crude oil sales to third parties, respectively, without comparable activity in 2013. The majority of the crude oil sales resulted from the purchase of barrels in excess of what was required for production purposes in the El Paso and Gallup refineries.

(2)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Year Ended
	December 31,
	2015	2014	2013
	(In thousands)
Realized hedging gain, net	$92,137	$82,937	$17,714
Unrealized hedging gain (loss), net	(45,470)	197,223	(16,898)
Total hedging gain, net	$46,667	$280,160	$816

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 9.1%, 9.8% and 14.4% of our total consolidated sales volumes for the years ended December 31, 2015, 2014 and 2013, respectively. The majority of the purchased refined products are distributed through our refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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

Our calculation of refinery gross margin excludes the sales and costs related to our Mid-Atlantic business that we report within the refining segment. The following table reconciles the sales and cost of sales used to calculate refinery gross margin with the total sales and cost of sales reported in the refining statement of operations data above:

	Year Ended
	December 31,
	2015	2014	2013
	(In thousands)
Refinery net sales (including intersegment sales)	$5,633,384	$8,496,576	$7,689,640
Mid-Atlantic sales	599,946	989,158	1,176,522
Net sales (including intersegment sales)	$6,233,330	$9,485,734	$8,866,162

Refinery cost of products sold (exclusive of depreciation and amortization)	$4,638,664	$7,188,928	$6,656,778
Mid-Atlantic cost of products sold	596,115	986,404	1,171,917
Cost of products sold (exclusive of depreciation and amortization)	$5,234,779	$8,175,332	$7,828,695

The following table reconciles combined gross profit for our refineries to combined gross margin for our refineries for the periods presented:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands, except per barrel data)
Net sales (including intersegment sales)	$5,633,384	$8,496,576	$7,689,640
Cost of products sold (exclusive of depreciation and amortization)	4,638,664	7,188,928	6,656,778
Depreciation and amortization	81,180	78,911	74,801
Gross profit	913,540	1,228,737	958,061
Plus depreciation and amortization	81,180	78,911	74,801
Refinery gross margin	$994,720	$1,307,648	$1,032,862
Refinery gross margin per refinery throughput barrel	$16.84	$23.11	$18.81
Gross profit per refinery throughput barrel	$15.47	$21.72	$17.45

(6)
Cost of products sold for the combined refining segment includes changes in the lower of cost or market inventory reserve shown in the table below. The reserve changes are also included in the combined refinery gross margin but are not included in those measures for the individual refineries. The following table calculates the refinery gross margin per refinery throughput barrel excluding changes in the lower of cost or market inventory reserve:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands, except per barrel data)
Refinery gross margin	$994,720	$1,307,648	$1,032,862
Net change in lower of cost or market inventory reserve	35,806	4,883	—
Refinery gross margin, excluding LCM adjustment	$1,030,526	$1,312,531	$1,032,862
Refinery gross margin, excluding LCM adjustment, per refinery throughput barrel	$17.45	$23.20	$18.81

(7)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Gross Margin
Refinery gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Refinery gross margin decreased from 2014 to 2015 due primarily to a lower net gain on hedging activities, discussed in detail below. Excluding the impact of our hedging activities, refining margin per throughput barrel declined slightly from 2014 to 2015, reflective of the negative margin impact from our non-cash lower of cost or market inventory adjustment of $35.8 million, or $0.61 per throughput barrel, in 2015 compared to $4.9 million, or $0.09 per throughput barrel, in 2014. Refining cost of products sold also includes the net effect of inventory reductions that resulted in the liquidation of LIFO inventory levels. These LIFO liquidations resulted in a negative impact to refining gross margin of $16.1 million in 2015 compared to a positive impact of $1.1 million in 2014. These negative impacts to our refining margins were somewhat offset by higher benchmark refining margins. The decrease in sales and cost of sales was primarily due to lower selling prices of refined products and lower crude costs, respectively, in the year ended December 31, 2015.
The Gulf Coast benchmark 3:2:1 crack spread increased from $15.81 in 2014 to $18.24 in 2015. While lower crude oil costs throughout the industry produced a widening effect on the Gulf Coast crack spread, there was also a negative offset produced by the lower year over year discount of WTI crude oil to Brent crude oil, which declined from $5.66 per barrel in 2014 to $3.68 in 2015, reflective of the decline in global and domestic crude oil prices.
Compared to 2014, our El Paso refinery margins were negatively impacted by the pricing differential between WTI Midland crude oil and WTI Cushing crude oil (the "WTI Midland/Cushing differential"). The WTI Midland/Cushing differential averaged a discount of $0.37 per barrel for 2015 compared to $6.92 in 2014. This discount has been volatile and fluctuates based on local crude oil production, expanded crude oil takeaway capacity in the Permian Basin, crude oil outflow at Cushing and regional refining throughput volumes.

Refinery gross margin increased from 2013 to 2014 due primarily to a higher net gain on hedging activities. Excluding the impact of our hedging activities, refining margin per throughput barrel declined slightly from 2013 to 2014, reflective of lower refining industry margins. The Gulf Coast benchmark 3:2:1 crack spread decreased from $19.97 in 2013 to $15.81 in 2014. The Gulf Coast crack spread was negatively impacted by the lower discount of WTI crude oil to Brent crude oil, which declined from $10.67 per barrel in 2013 to $5.66 in 2014, reflective of the initial decline of global and domestic crude oil prices that began in 2014. However, during 2014, refining margins at our El Paso refinery benefited from the positive impact of the discount of WTI Midland crude oil to WTI Cushing crude oil. The WTI Midland/Cushing differential averaged $6.92 per barrel for 2014 compared to $2.63 in 2013. This discount has been volatile and fluctuates based on local crude oil production, crude oil outflow at Cushing and regional refining throughput volumes.
During 2015, we recognized a net realized and unrealized gain from economic hedging activities of $46.7 million compared to a gain of $280.2 million in 2014 and a gain of $0.8 million in 2013. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin. We also recognized the negative margin impact of the greater net cost of purchased RINs. RIN costs were $35.5 million, $28.2 million and $30.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in 2015 is primarily due to revised Renewable Fuel Standard blending requirements increased by the EPA in the fourth quarter of 2015 for the 2014 and 2015 calendar years.
Total refinery throughput increased from 2013 to 2014, and from 2014 to 2015 primarily due to El Paso refinery operational efficiencies gained from the turnarounds in 2013 and 2014. Also, our refined product sales volume was 86.5 million, 79.4 million and 64.5 million barrels in December 31, 2015, 2014 and 2013, respectively.
Direct Operating Expenses
The increase in direct operating expenses from 2014 to 2015 is primarily due to increases in employee expenses of $6.0 million primarily generated by increased headcount, railcar lease expense of $3.6 million due to new short term leases in 2015, property tax expense of $1.7 million, outside support services expense of $1.5 million and maintenance expense of $1.3 million due to maintenance projects at the El Paso refinery. A partial offset to these increases was a decrease in energy expense of $12.0 million due to decreased natural gas prices.
The increase in direct operating expenses from 2013 through 2014 was primarily due to greater maintenance expense at our El Paso refinery ($16.7 million), property tax expense due to a 2013 refund of a 2012 property tax expense resulting from a corrected property appraisal ($10.8 million), energy expenses due to an increase in price and volume of natural gas ($8.4 million) and outside support services ($4.1 million).
Selling, General and Administrative Expenses
Selling, general and administrative expense increased from 2014 to 2015 primarily due to increased employee expenses ($1.0 million) due to greater incentive compensation expenses, professional and legal costs ($0.7 million) and information technology expenses ($0.6 million).
Selling, general and administrative expense increased from 2013 to 2014 primarily due to increased information technology expenses ($1.5 million).
Maintenance Turnaround Expenses
We reported minimal turnaround expenses during the year ended December 31, 2015. During the year ended December 31, 2014, we incurred turnaround expenses of $48.5 million for a turnaround of the south side units of the El Paso refinery, compared to 2013 turnaround expenses of $50.2 million, mainly related to turnaround activity at the north side units at El Paso.
Depreciation and Amortization
Depreciation and amortization increased from 2014 to 2015 due to additional depreciation at our El Paso refinery primarily resulting from assets capitalized during the first quarter of 2014 in El Paso and additional depreciation associated with recently capitalized assets.
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

	Period Ended December 31,
	2015	2014	2013
	(In thousands, except key operating statistics)
Statement of Operations Data:
Net sales	$3,002,156	$5,159,657	$686,824
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	2,213,325	4,439,512	591,942
Direct operating expenses (exclusive of depreciation and amortization)	305,648	298,104	35,123
Selling, general and administrative expenses	82,355	91,482	11,651
Affiliate severance costs	—	12,878	—
Loss (gain) and impairments on disposal of assets, net	(291)	(92)	10
Depreciation and amortization	78,737	76,544	10,740
Total operating costs and expenses	2,679,774	4,918,428	649,466
Operating income	$322,382	$241,229	$37,358
Key Operating Statistics:
Total sales volume (bpd)	101,349	98,016	84,028
Total refinery production (bpd)	96,506	93,838	82,758
Total refinery throughput (bpd) (2)	96,515	93,525	82,261
Per barrel of throughput:
Refinery gross margin (1) (3) (4)	$17.16	$15.91	$18.06
Direct operating expenses (5)	4.71	4.77	5.05

Retail fuel gallons sold (in thousands)	304,484	306,777	40,031
Retail fuel margin per gallon (6)	$0.23	$0.22	$0.17
Merchandise sales	366,401	349,145	27,958
Merchandise margin (7)	25.6%	25.9%	25.0%
Company-operated retail outlets at period end	168	165	164
Franchised retail outlets at period end	109	89	75

(1)
Cost of products sold for NTI includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging losses are also included in the combined gross profit and refinery gross margin.

	Period Ended December 31,
	2015	2014	2013
	(In thousands)
Realized hedging gain (loss), net	$1,562	$12,394	$(1,846)
Unrealized hedging loss, net	(4,763)	(2,800)	—
Total hedging gain (loss), net	$(3,201)	$9,594	$(1,846)

(2)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by our refinery's total throughput volumes for the respective period presented. The net realized and net non‑cash unrealized economic hedging losses included in NTI's gross margin are not allocated to the refinery. Cost of products sold does not include any depreciation or amortization. Refinery net sales and cost of products sold, respectively, include crude oil sales of $102.5 million, $1,194.7 million and $118.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Refinery gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refinery performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled directly to our statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.
The following table reconciles gross profit for the St. Paul Park refinery to gross margin for the St. Paul Park refinery for the period presented:

	Period Ended December 31,
	2015	2014	2013
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$2,936,758	$5,097,634	$633,201
Cost of products sold (exclusive of depreciation and amortization)	2,332,166	4,554,658	557,453
Depreciation and amortization	69,394	67,538	9,485
Gross profit	535,198	475,438	66,263
Plus depreciation and amortization	69,394	67,538	9,485
Refinery gross margin	$604,592	$542,976	$75,748
Refinery gross margin per refinery throughput barrel	$17.16	$15.91	$18.06
Gross profit per refinery throughput barrel	$15.19	$13.93	$15.79

(4)
Cost of products sold for NTI includes changes in the lower of cost or market inventory reserve shown in the table below. The following table calculates the refinery gross margin per refinery throughput barrel excluding changes in the lower of cost or market inventory reserve:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands, except per barrel data)
Refinery gross margin	$604,592	$542,976	$75,748
Net change in lower of cost or market inventory reserve	60,029	72,235	—
Refinery gross margin, excluding LCM adjustment	$664,621	$615,211	$75,748
Refinery gross margin, excluding LCM adjustment, per refinery throughput barrel	$18.87	$18.04	$18.06

(5)
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

(7)
Merchandise margin is a measurement calculated by dividing the difference between merchandise sales and merchandise cost of products sold by merchandise sales. Merchandise margin is a measure frequently used in the retail industry to measure operating results related to merchandise sales.

Gross Margin
Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). NTI gross margin increased primarily due to a 7.9% increase in gross margin per barrel sold, which is attributable to higher Group 3 benchmark 3:2:1 crack spreads in the year ended December 31, 2015. Additionally, gross margin increased due to 3.4% greater sales volumes resulting from increased throughput in the year ended December 31, 2015. The decrease in sales and cost of sales was primarily due to lower selling prices of refined products and lower crude costs, respectively, in the year ended December 31, 2015. Gross margin for the year ended December 31, 2015, includes a non-cash lower of cost or market inventory reserve adjustment of $60.7 million as a result of falling feedstocks and finished product prices. Additionally, NTI recognized a net realized and unrealized loss from economic hedging activities of $3.2 million during 2015 and $1.8 million in 2013 compared to a gain of $9.6 million in 2014.

Direct Operating Expenses
Direct operating expenses increased due to higher personnel costs caused by higher staffing levels and increases in Minnesota's minimum wage. These increases were partially offset by lower natural gas costs, the effect of a $5.8 million estimated loss for environmental matters in 2014 and a $3.5 million favorable cost-sharing settlement related to the remediation of NTI's wastewater lagoon during the year ended December 31, 2015.
Selling, General and Administrative Expenses
This decrease relates primarily to lower insurance and legal expenses, partially offset by greater equity-based compensation expense.
Affiliate Severance Costs
The severance costs incurred during the year ended December 31, 2014, relate to severance payments resulting from Western's acquisition of NTI's general partner.
Depreciation and Amortization
Depreciation and amortization increased primarily due to increased refining assets placed in service, the most significant of which was NTI's waste water treatment plant.

WNRL
The WNRL financial and operational data presented includes the historical results of all assets acquired from Western in the Wholesale Acquisition and the TexNew Mex Pipeline Transaction. These acquisitions from Western were transfers of assets between entities under common control. Accordingly, the financial information contained herein for the WNRL Predecessor and WNRL has been retrospectively adjusted, to include the historical results of the WRW assets acquired, for periods prior to the effective date of the Wholesale Acquisition. The financial information includes the historical results of the WNRL Predecessor, retrospectively adjusted due to the Wholesale Acquisition, for periods prior to October 16, 2013, and the results of WNRL, retrospectively adjusted for the Wholesale Acquisition and the TexNew Mex Pipeline Acquisition beginning October 16, 2013, the date WNRL commenced operations.

	Year Ended
	December 31,
	2015	2014	2013
	(In thousands)
Statement of Operations Data:
Net sales, net of excise taxes	$2,599,867	$3,501,888	$3,407,128
Operating costs and expenses:
Cost of products sold, net of excise taxes	2,308,137	3,244,919	3,279,717
Direct operating expenses	154,267	143,702	135,684
Selling, general and administrative expenses	24,116	22,628	17,672
Loss (gain) and impairments on disposal of assets, net	(278)	157	—
Depreciation and amortization	26,912	20,187	16,515
Total operating costs and expenses	2,513,154	3,431,593	3,449,588
Operating income (loss)	$86,713	$70,295	$(42,460)

	Year Ended
	December 31,
	2015	2014	2013
	(In thousands, except per gallon/barrel data)
Key Operating Statistics:
Pipeline and gathering (bpd) (1):
Mainline movements:
Permian/Delaware Basin system	47,368	24,644	3,258
TexNew Mex system	12,302	—	—
Four Corners system	56,079	45,232	38,091
Gathering (truck offloading) (bpd):
Permian/Delaware Basin system	23,617	24,166	10,169
Four Corners system	13,438	11,550	8,814
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	391,842	381,371	367,208
Wholesale:
Fuel gallons sold	1,237,994	1,147,860	1,073,538
Fuel gallons sold to retail (included in fuel gallons sold, above)	314,604	268,148	254,907
Fuel margin per gallon (2)	$0.030	$0.022	$0.026
Lubricant gallons sold	11,697	12,082	11,793
Lubricant margin per gallon (3)	$0.73	$0.86	$0.89
Crude oil trucking volume (bpd)	45,337	36,314	12,603
Average crude oil trucking revenue per barrel	$2.53	$2.90	$2.24

(1)
Some barrels of crude oil movements to Western’s Gallup refinery are transported on more than one of our mainlines. Mainline movements for the Four Corners system include each barrel transported on each mainline. During the second quarter, we began shipping crude oil from the Four Corners system, through the TexNew Mex Pipeline System, to the Permian/Delaware system. Additional activity resulting from the opening of the TexNew Mex Pipeline System caused us to re-evaluate our method for measuring average Four Corners mainline movements. As such, we have adjusted our 2014 average daily activity on the Four Corners system for consistency with our 2015 method.

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

Gross Profit
Net sales are comprised of fee based revenues and product sale revenues. WNRL gross profit is a function of total revenues, net of excise taxes, less cost of products sold, net of excise taxes. WNRL gross profit increased by $34.8 million from 2014 to 2015. This increase was primarily due to increased fee based revenue of $23.6 million resulting from increasing certain pipeline, terminal and other service fee rates over 2014 rates. Also contributing to the increase were greater wholesale fuel margins of $9.9 million and greater truck freight revenue from crude oil gathering activity in the Permian Basin area of $3.5 million. Wholesale sales based revenues decreased due to a lower average price per gallon sold in 2015 of $1.80 compared to $2.83 in 2014.
WNRL gross profit increased by $129.6 million from 2013 to 2014 primarily because of only a partial year of comparative 2013 activity since WNRL commenced operations in October of that year. WNRL recognizes revenue for crude oil pipeline transportation and for crude oil and refined petroleum product terminalling and storage based on contractual rates and agreements. WNRL derived a substantial portion of its revenue from service revenues charged to Western. Prior to the Offering, Western did not charge or record revenue for intercompany gathering, pipeline transportation, terminalling and storage services. Also contributing to this increase were WNRL's wholesale increased revenue of $28.1 million due to truck freight revenue from crude oil gathering activity in the Permian Basin.
Direct Operating Expenses
WNRL's direct operating expenses increased from 2014 through 2015 primarily due to higher employee expenses ($7.7 million) resulting from an increase in the number of drivers in our truck fleet, outside support services ($2.3 million) due to in-line inspections for pipeline segments and various tank repairs, maintenance expenses ($1.6 million) and increased energy expense ($0.8 million) specifically due to chemical additives used in the pipeline transportation process, partially offset by lower fuel expense for our transportation department ($3.6 million).
Direct operating expenses expenses increased from 2013 through 2014 primarily due to increased employee expense ($11.5 million), higher maintenance and higher materials and supplies due to equipment additions to certain transportation assets ($3.1 million) and addition of new property leases and increased rents for existing property leases ($1.6 million). Partially offsetting the increases was a decrease in WNRL logistics maintenance expense ($6.3 million).
WNRL's logistics maintenance costs are generally cyclical in nature. WNRL's terminal facilities are subject to recurring maintenance for normal wear and related maintenance costs are generally consistent from period to period. Routine service cycle for tank inspections and maintenance at WNRL's storage facilities is generally every 10 years. Pipelines are also subject to routine periodic inspections. When WNRL changes the service use of a storage tank, maintenance costs will generally be higher due to increased costs of tank cleaning and hazardous material disposal. The cost of WNRL's maintenance is dependent upon the level of repairs deemed necessary as a result of the inspection of the specified asset.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased from 2014 to 2015 primarily due to increased corporate overhead related to the TexNew Mex Pipeline Acquisition ($1.6 million).
The increase in selling, general and administrative expenses from 2013 to 2014 primarily due to increased corporate overhead related to the Wholesale Acquisition ($5.8 million).
Depreciation and Amortization
The increase in depreciation and amortization from 2014 through 2015 was primarily due to TexNew Mex Pipeline depreciation and the ongoing expansion of WNRL's Delaware Basin logistics system.

The increase in depreciation and amortization from 2013 through 2014 was primarily due to TexNew Mex Pipeline depreciation, the ongoing expansion of WNRL's Delaware Basin logistics system and the addition of crude oil tanker trailers during the latter half of 2013 and 2014.
Retail

	Year Ended
	December 31,
	2015	2014	2013
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$1,173,842	$1,395,903	$1,402,564
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	987,045	1,233,632	1,254,212
Direct operating expenses (exclusive of depreciation and amortization)	135,310	118,468	111,320
Selling, general and administrative expenses	12,949	11,461	9,796
Loss (gain) and impairments on disposal of assets, net	125	(154)	—
Depreciation and amortization	14,692	11,733	12,382
Total operating costs and expenses	1,150,121	1,375,140	1,387,710
Operating income	$23,721	$20,763	$14,854
Key Operating Statistics:
Retail fuel gallons sold	357,835	309,884	302,759
Average retail fuel sales price per gallon, net of excise taxes	$2.02	$3.31	$3.41
Average retail fuel cost per gallon, net of excise taxes	1.82	3.11	3.23
Retail fuel margin per gallon (1)	0.20	0.20	0.18
Merchandise sales	$311,654	$266,677	$253,096
Merchandise margin (2)	29.4%	28.8%	28.8%
Operating retail outlets at period end	258	230	228
Cardlock gallons sold	65,508	67,420	67,803
Cardlock margin per gallon	$0.163	$0.178	$0.153
Operating cardlocks at period end	52	50	53

	Year Ended
	December 31,
	2015	2014	2013
	(In thousands, except per gallon data)
Net Sales
Retail fuel sales, net of excise taxes	$722,722	$903,948	$914,463
Merchandise sales	311,654	266,677	253,096
Cardlock sales	127,413	214,714	225,466
Other sales	12,053	10,564	9,539
Net sales	$1,173,842	$1,395,903	$1,402,564
Cost of Products Sold
Retail fuel cost of products sold, net of excise taxes	$650,327	$840,811	$858,574
Merchandise cost of products sold	219,976	189,957	180,284
Cardlock cost of products sold	116,506	202,489	215,082
Other cost of products sold	236	375	272
Cost of products sold	$987,045	$1,233,632	$1,254,212
Retail fuel margin per gallon (1)	$0.20	$0.20	$0.18

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

Gross Margin
Retail gross margin is a function of net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The increase in gross margin was primarily due to the retail outlets added from 2014 to 2015. 32 new retail outlets were added during the first half of 2015. The effect of the new retail outlets was an increase in retail gross margin from 2014 to 2015 of $19.5 million including an increase in merchandise margin ($10.0 million) and retail fuel margin($8.0 million). The increase in gross margin was also the result of higher same store fuel sales volumes and increased same store merchandise gross margin ($5.0 million).
The increase in retail gross margin from 2013 to 2014 was primarily the result of a 2.4% increase in fuel volumes from 2013 to 2014 and an increase of 5.4% in merchandise gross margin from 2013 to 2014. Contributing to the increase in gross margin was the retail outlets added from 2013 to 2014. The number of stores increased from 228 in 2013 to 230 in 2014.
Direct Operating Expenses
The increase in direct operating expenses from 2014 to 2015 was primarily due to the addition of the new retail outlets during 2015 which generated an additional $16.2 million in current year expenses. The addition of the new outlets resulted in increased employee expense ($7.0 million), lease expense ($3.0 million), credit card processing fees resulting from an increase in credit sales ($1.8 million), maintenance expense ($1.1 million) and utilities expense ($1.1 million).
The increase in direct operating expenses from 2013 to 2014 was primarily due to expenses generated by retail outlets added mid-November 2013 and during 2014. The addition of the new outlets resulted in increased employee expense, credit card processing fees resulting from an increase in credit sales, property taxes, lease expense and utilities.
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses from 2014 to 2015 in selling, general and administrative expenses was primarily due to increased cardlock employee expenses ($1.8 million) due to increased administrative headcount and greater incentive compensation.
The increase in selling, general and administrative expenses from 2013 to 2014 was primarily due to increased outside support services resulting from outsourcing store audit services starting in May 2014.
Depreciation and Amortization
The increase in depreciation and amortization expense was primarily due to the addition of the new retail outlets that resulted in an additional $1.8 million in depreciation expense. This increase was also due to additional depreciation incurred from major remodels at three retail locations and the capitalization of a new retail point of sale system, accelerated depreciation of retail's existing point of sale system and accelerated depreciation for four closed outlets.
Depreciation and amortization remained relatively consistent from 2013 to 2014. The majority of the retail outlets added from 2013 to 2014 were through operating leases and were therefore not depreciated.
Outlook
Our refining margins, excluding hedging activities, were stronger in 2015 compared to 2014. The Gulf Coast benchmark 3:2:1 crack spread increased from an average of $15.81 in 2014 to an average of $18.24 in 2015. Both Western and NTI base our crude oil purchases on pricing tied to WTI. In recent years, the discount relationship between WTI crude oil compared to Brent crude oil (the "WTI/Brent discount") has had a positive impact on refining margins at both Western and NTI. During 2015 the WTI/Brent discount declined to an average of $3.68 for the year ended December 31, 2015, compared to $5.66 in 2014, reflective of the ongoing volatility in domestic and international crude oil pricing. Additionally, the 2015 average WTI Midland/Cushing discount of $0.37 per barrel was a benefit to our El Paso refining margins, although not to the level realized in 2014, when this discount averaged $6.92 per barrel.
Thus far in 2016, the Gulf Coast benchmark 3:2:1 crack spread has averaged $10.11, year-to-date, and the WTI/Brent discount has averaged $0.35, year to date, through February 19, respectively. The Midland/Cushing premium has averaged $0.15 through February 19, 2016. The prices of crude oil and refined products have continued to decline thus far in the first quarter of 2016. A continued decline in these prices may negatively impact the carrying value of our inventories and result in additional lower of cost or market inventory adjustments.
The growth of gathering activity on our Delaware Basin Logistics System continues to positively impact our refining margins through increased deliveries of advantaged crude oil to our El Paso refinery. Also, NTI’s location allows for direct pipeline access to advantaged crude oil from the Bakken Shale in North Dakota and other Canadian crude oils that may price at substantial discounts to WTI. We expect continued volatility in crude oil pricing differentials and crack spreads given the significant continuing decline in Brent and WTI crude oil prices.
The Merger with NTI is expected to close in the first half of 2016, pending the satisfaction of certain conditions, including the approval of the Merger at a special meeting of NTI unitholders. Upon completion of the transaction, NTI will continue to exist as a limited partnership under Delaware law and as an indirect wholly-owned subsidiary of WNR.
Liquidity and Capital Resources
Our primary sources of liquidity are from cash from operations, cash on hand and Western Revolving Credit Facility availability. To a lesser extent, we also generate liquidity from the issuance of securities.
As of December 31, 2015, we had cash and cash equivalents of $772.5 million, including NTI cash of $70.9 million and WNRL cash of $44.6 million, restricted cash of $69.1 million and no direct borrowings under the Western and NTI revolving credit facilities. Western had $973.6 million in total liquidity as of December 31, 2015, defined as Western’s cash and cash equivalents plus net availability under the Western Revolving Credit Facility. Western, NTI and WNRL had net availability under their revolving credit facilities of $247.5 million, $152.7 million and $154.3 million, respectively.
WNRL borrowed $145.0 million under the WNRL 2018 Revolving Credit Facility on October 30, 2015, to partially fund the purchase of Western's TexNew Mex Pipeline System. See Note 15, Long-Term Debt in the Notes to Consolidated Financial Statements included in this annual report for detailed information regarding our financing.
On December 21, 2015, we entered into the Merger Agreement to acquire all of NTI's remaining outstanding publicly held common units. At the effective time of the Merger, each of the outstanding NTI common units held by the NTI Public Unitholders will be converted into the right to receive, subject to election by the NTI Public Unitholders and proration, (i) $15.00 in cash without interest and 0.2986 of a share of WNR’s common stock, (ii) $26.06 in cash without interest or (iii) 0.7036 of a share of WNR common stock. We expect to fund the cash portion of the Merger consideration, approximately $858.2 million, with a combination of cash on hand, bank debt or capital markets debt, including a portion of which that we expect to finance through the incurrence of new indebtedness. In 2016, debt financing for the energy industry has become increasingly difficult and more expensive. In light of this, the cost we may incur to finance a portion of the cash consideration in the Merger, as well as any increases to the cost of our existing indebtedness in connection with the Merger, could have a material adverse effect our financial position, results of operations and cash flows. See Note 30, NTI, in the Notes to Consolidated Financial Statements for additional information on this transaction.
See Part I — Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities included in this annual report and Note 20, Equity, in the Notes to Consolidated Financial Statements included in this annual report for detailed information regarding our share repurchase programs.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows provided by operating activities	$843,083	$737,633	$441,153
Cash flows used in investing activities	(191,846)	(380,864)	(895,885)
Cash flows provided by (used in) financing activities	(309,894)	(393,680)	468,835
Net increase (decrease) in cash and cash equivalents	$341,343	$(36,911)	$14,103
The increase in net cash from operating activities from 2014 to 2015 was primarily the result of our commodity hedging activity as discussed above offset by changes in our working capital as disclosed in our Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014. Working capital increased by $301.7 million primarily due to decreases in accounts payable and accrued liabilities resulting from the timing of crude oil payments and the price of crude oil.
Cash flows provided by operating activities for the year ended December 31, 2015, combined with $300.0 million and $145.0 million from the issuance of long-term debt and borrowings under WNRL's revolving credit facility, respectively, and an increase in restricted cash of $170.0 million were primarily used for the following investing and financing activities:

•Fund capital expenditures ($290.9 million) including the use of $267.9 million of restricted cash;
•Repayment of WNRL's revolving credit facility debt ($269.0 million);
•Payment of distributions to NTI and WNRL non-controlling interest holders ($238.4 million);
•Payment of cash dividends ($129.2 million);
•Purchases of common stock for treasury ($105.0 million);
•Payments on long-term debt and capital lease obligations ($7.4 million); and
•Payment of deferred financing costs ($6.8 million).
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
Cash flows provided by operating activities for the year ended December 31, 2014 combined with $269.0 million from borrowings under WNRL's Revolving Credit Facility and $79.2 million from the issuance of long-term debt were primarily used for the following investing and financing activities:
•Payment of cash dividends ($293.7 million);
•Purchases of common stock for treasury ($259.2 million);
•Fund capital expenditures ($223.3 million); and
•Repayment of debt ($6.1 million).
Working Capital
Total working capital at December 31, 2015 was $1,114.4 million, consisting of $1,922.2 million in current assets and $807.9 million in current liabilities. Working capital at December 31, 2014 was $812.7 million, consisting of $1,768.5 million in current assets and $955.8 million in current liabilities. Our working capital at December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
	(In thousands)
Western	$920,822	$566,165
NTI	156,875	203,647
WNRL	36,669	42,899
Total	$1,114,366	$812,711

Indebtedness
Our capital structure at December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
	(In thousands)
Debt, including current maturities:
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan Credit Facility due 2020, net of unamortized financing costs of $9,442 and $11,382, respectively	529,558	533,118
6.25% Senior Unsecured Notes due 2021, net of unamortized financing costs of $4,938 and $5,877, respectively	345,062	344,123
Total Western obligations	874,620	877,241
NTI obligations:
Revolving Credit Facility due 2019	—	—
7.125% Senior Secured Notes, due November 2020, net of unamortized financing costs of $2,032 and $2,345 and unamortized premium of $5,925 and $7,037, respectively	353,893	354,692
Total NTI obligations	353,893	354,692
WNRL obligations:
Revolving Credit Facility due 2018	145,000	269,000
7.5% Senior Notes due 2023, net of unamortized financing costs of $6,072 for 2015	293,928	—
Total WNRL obligations	438,928	269,000
Unamortized financing costs, revolving credit facilities	(17,047)	(20,768)
Long-term debt	1,650,394	1,480,165
Equity	2,945,906	2,787,644
Total capitalization	$4,596,300	$4,267,809
See Note 15, Long-Term Debt in the Notes to Consolidated Financial Statements included in this annual report for detailed information regarding our indebtedness.
Capital Spending
Capital expenditures totaled $290.9 million for the year ended December 31, 2015 and included improvement and regulatory projects for our refining group, WNRL projects and several smaller projects for our retail and corporate groups. Capital expenditures included $1.8 million of capitalized interest for 2015.
The following table summarizes our budgeted capital expenditures for 2016:

	Western (1)	NTI	WNRL	Totals
	(In thousands)
Sustaining	$63,692	$27,300	$12,919	$103,911
Discretionary	99,993	65,300	41,580	206,873
Regulatory	33,127	7,400	2,833	43,360
Total	$196,812	$100,000	$57,332	$354,144

(1)	Western's capital expenditure budget for 2016 is $196.8 million, of which $175.6 million is for our refining segment, $17.3 million for our retail segment and $3.9 million for other general projects.
Sustaining Projects. Sustaining maintenance capital expenditures are those related to minor replacement of assets, refurbishing and replacement of components, fire protection, process safety management and other recurring and safety related capital expenditures.
Discretionary Projects. Discretionary capital expenditures are those primarily related to the economic returns and growth. Our discretionary projects include crude oil logistics projects, such as the new 60 mile crude oil pipeline project connecting Wink, Texas to Crane, Texas in the Permian Basin. WNRL’s discretionary projects include improvement projects at the on-site refined product distribution terminals at the El Paso and Gallup refineries and the continued expansion of the Mason Station pipeline system.
Regulatory Projects. Regulatory projects are undertaken to comply with various regulatory requirements, including those related to environmental, health and safety matters. Our low sulfur fuel and low benzene gasoline projects are regulatory investments affected primarily by fuels regulations. EPA regulation allows the one-time use of credits to extend the June 2012 deadline by up to 24 months. The EPA finalized Tier III regulations for gasoline sulfur content in 2014. The regulations have lowered gasoline sulfur content to 10 parts per million with an effective date of 2017 for our El Paso and St. Paul Park refineries and 2020 for our Gallup refinery. Meeting these regulations will require capital spending and adjustments to the operations of our refineries. We completed the following regulatory projects in 2013: EPA Initiative projects at our El Paso refinery, low benzene gasoline project at our Gallup refinery, upgraded wastewater treatment plant project at our Gallup refinery and expansion of our El Paso diesel hydrotreater.
Our capital spending on regulatory projects has decreased since 2013 due primarily to the completion of EPA initiative projects and other upgrades at our El Paso and Gallup refineries. The actual capital expenditures for the regulatory projects described above for the past three years are summarized in the table below:

	2015	2014	2013
	(In millions)
EPA Initiative projects	$—	$—	$3.8
Low benzene gasoline	—	—	0.1
Wastewater Treatment Plant	—	—	0.7
DHT expansion in El Paso	—	0.5	2.6
Flare Ja upgrades - El Paso and Gallup	7.9	1.3	—
Tier III low sulfur gasoline - El Paso	0.6	—	—
Total	$8.5	$1.8	$7.2
The estimated capital expenditures for the regulatory projects described above and for other regulatory requirements for the next three years are summarized in the table below:

	2016	2017	2018
	(In millions)
Control room upgrades - El Paso and Gallup	$16.4	$—	$—
Flare systems upgrades - Gallup	0.2	7.0	7.0
Tier III Low sulfur gasoline - Gallup	1.5	10.0	10.0
Fire suppression - Gallup	8.2	8.0	4.0
Various other projects	6.8	5.8	5.8
Total	$33.1	$30.8	$26.8
Contractual Obligations and Commercial Commitments
Information regarding our contractual obligations of the types described below as of December 31, 2015, is set forth in the following table:

	Payments Due by Period
	Totals	2016	2017 and 2018	2019 and 2020	2021 and Beyond
	(In thousands)
Long-term debt obligations (1)	$2,206,289	$101,275	$346,041	$1,047,254	$711,719
Capital lease obligations	96,144	5,256	10,084	10,515	70,289
Operating lease obligations	585,879	58,885	102,323	84,625	340,046
Purchase obligations (2)	1,869,120	539,164	915,086	414,870	—
Environmental reserves (3)	18,294	10,099	6,306	444	1,445
Uncertain tax positions (4)	42,049	42,049	—	—	—
Other obligations (5)(6)	205,306	16,797	32,932	147,610	7,967
Total obligations (7)	$5,023,081	$773,525	$1,412,772	$1,705,318	$1,131,466

(1)	Includes minimum principal payments and interest calculated using interest rates at December 31, 2015.

(2)
Purchase obligations include agreements to buy crude oil and other raw materials. Amounts included in the table were calculated using the pricing at December 31, 2015 multiplied by the contract volumes.

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

(6)
We are obligated to make future expenditures related to our pension and postretirement obligations. These payments are not fixed and are subject to change based upon future events. Our pension and postretirement obligations are discussed in Note 17, Retirement Plans, in the Notes to Consolidated Financial Statements included elsewhere in this annual report.

(7)	Total contractual obligations include $809.5 million related to NTI including long-term debt, capital leases, operating leases and environmental reserves.
Dividends and Distributions
We anticipate paying future quarterly dividends, subject to the board of directors' approval and compliance with the restrictions in our outstanding financing agreements. See Note 20, Equity, in the Notes to Consolidated Financial Statements included in this annual report for detailed information regarding our dividends and for distribution information for NTI and WNRL, respectively.
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
At December 31, 2015, we held approximately 10.0 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $64.93 per barrel. At December 31, 2015, the excess of the current cost of our crude oil, refined product and other feedstock and blendstock inventories over aggregated LIFO costs was $198.4 million.
At December 31, 2014, we held approximately 9.3 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $68.81 per barrel. At December 31, 2014, the excess of the current cost of our crude oil, refined product and other feedstock and blendstock inventories over aggregated LIFO costs was $28.4 million.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three years ended December 31, 2015, and open commodity hedging positions as of December 31, 2015, and December 31, 2014:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Economic hedging activities recognized within cost of products sold
Realized hedging gain, net	$93,699	$95,331	$15,868
Unrealized hedging gain (loss), net	(50,233)	194,423	(16,898)
Total hedging gain (loss), net	$43,466	$289,754	$(1,030)

	December 31, 2015	December 31, 2014
	(In thousands)
Open commodity hedging instruments (bbls)
Crude futures	4,593	(864)
Refined product price and crack spread swaps	(5,645)	(8,781)
Total open commodity hedging instruments	(1,052)	(9,645)

Fair value of outstanding contracts, net
Other current assets	$78,125	$79,722
Other assets	11,881	56,533
Accrued liabilities	(10,273)	(4,889)
Other long-term liabilities	—	(1,400)
Fair value of outstanding contracts - unrealized gain, net	$79,733	$129,966
During the three years ended December 31, 2015, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 8.	Financial Statements and Supplementary Data

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, for Western Refining, Inc. and its subsidiaries. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting. This report appears on page 64 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Western Refining, Inc.
El Paso, Texas

We have audited the internal control over financial reporting of Western Refining, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Western Refining, Inc.
El Paso, Texas

We have audited the accompanying consolidated balance sheets of Western Refining, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Western Refining, Inc., and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 26, 2016

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$772,502	$431,159
Accounts receivable, trade, net of a reserve for doubtful accounts of $169 and $484, respectively	359,237	467,527
Inventories	547,538	629,237
Prepaid expenses	73,213	88,415
Other current assets	169,728	152,125
Total current assets	1,922,218	1,768,463
Restricted cash	69,106	167,009
Equity method investment	97,513	96,080
Property, plant and equipment, net	2,305,171	2,153,189
Goodwill	1,289,443	1,289,443
Intangible assets, net	84,945	85,952
Other assets, net	64,997	82,050
Total assets	$5,833,393	$5,642,186
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$553,957	$681,803
Accrued liabilities	248,395	268,449
Current portion of long-term debt	5,500	5,500
Total current liabilities	807,852	955,752
Long-term liabilities:
Long-term debt, less current portion	1,644,894	1,474,665
Lease financing obligation	53,232	27,489
Deferred income tax liability, net	312,914	354,809
Other liabilities	68,595	41,827
Total long-term liabilities	2,079,635	1,898,790
Commitments and contingencies
Equity:
Western shareholders' equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 102,773,705 and 102,642,540 shares issued, respectively	1,028	1,026
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	492,848	487,748
Retained earnings	1,167,938	890,393
Accumulated other comprehensive income (loss), net of tax	651	(1,291)
Treasury stock, 9,089,623 and 6,441,883 shares, respectively at cost	(363,168)	(258,168)
Total Western shareholders' equity	1,299,297	1,119,708
Non-controlling interest	1,646,609	1,667,936
Total equity	2,945,906	2,787,644
Total liabilities and equity	$5,833,393	$5,642,186
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$9,787,036	$15,153,573	$10,086,070
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	7,521,375	12,719,963	8,690,222
Direct operating expenses (exclusive of depreciation and amortization)	902,925	850,634	523,836
Selling, general and administrative expenses	225,245	226,020	137,031
Affiliate severance costs	—	12,878	—
Loss (gain) and impairments on disposal of assets, net	51	8,530	(4,989)
Maintenance turnaround expense	2,024	48,469	50,249
Depreciation and amortization	205,291	190,566	117,848
Total operating costs and expenses	8,856,911	14,057,060	9,514,197
Operating income	930,125	1,096,513	571,873
Other income (expense):
Interest income	703	1,188	746
Interest expense and other financing costs	(105,603)	(97,062)	(74,581)
Loss on extinguishment of debt	—	(9)	(46,773)
Other, net	13,161	2,046	2,214
Income before income taxes	838,386	1,002,676	453,479
Provision for income taxes	(223,955)	(292,604)	(153,925)
Net income	614,431	710,072	299,554
Less net income attributed to non-controlling interests	207,675	150,146	23,560
Net income attributable to Western Refining, Inc.	$406,756	$559,926	$275,994

Net earnings per share:
Basic	$4.28	$6.17	$3.35
Diluted	$4.28	$5.61	$2.79
Weighted average common shares outstanding:
Basic	94,899	90,708	82,248
Diluted	94,999	101,190	104,904

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$614,431	$710,072	$299,554
Other comprehensive income items:
Benefit plans:
Amortization of net prior service cost	215	161	—
Reclassification of loss to income	50	21	47
Pension plan termination adjustment	—	—	217
Actuarial gain (loss)	1,683	(2,157)	1,195
Net prior service credit	2,463	—	—
Other comprehensive income before tax	4,411	(1,975)	1,459
Income tax	(403)	295	(418)
Other comprehensive income, net of tax	4,008	(1,680)	1,041
Comprehensive income	618,439	708,392	300,595
Less comprehensive income attributed to non-controlling interests	209,741	149,407	23,777
Comprehensive income attributable to Western Refining, Inc.	$408,698	$558,985	$276,818

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

					Accumulated
	Common Stock				Other
			Additional		Comprehensive			Non-
	Shares	Par	Paid-In	Retained	Loss,	Treasury Stock		Controlling
	Issued	Value	Capital	Earnings	Net of Tax	Shares	Cost	Interest	Total
Balance at December 31, 2012	90,960,640	$910	$612,339	$400,708	$(1,174)	(4,022,141)	$(103,713)	$—	$909,070
Net proceeds from issuance of common units - WNRL	—	—	—	—	—	—	—	323,146	323,146
Stock-based compensation	—	—	5,489	—	—	—	—	484	5,973
Restricted share and share unit vesting	867,091	8	(8)	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	8,362	—	—	—	—	—	8,362
Cash dividends declared of $0.64 per share	—	—	—	(52,489)	—	—	—	—	(52,489)
Net income	—	—	—	275,994	—	—	—	23,560	299,554
Other comprehensive loss, net of tax benefit of $418	—	—	—	—	824	—	—	217	1,041
Convertible debt redemption	—	—	(357)	—	—	—	—	—	(357)
Acquisition of non-controlling interest in NTI	—	—	—	—	—	—	—	1,357,703	1,357,703
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(28,575)	(28,575)
Treasury stock, at cost	—	—	—	—	—	(8,080,028)	(252,841)	—	(252,841)
Balance at December 31, 2013	91,827,731	918	625,825	624,213	(350)	(12,102,169)	(356,554)	1,676,535	2,570,587
Stock-based compensation	—	—	4,338	—	—	—	—	15,565	19,903
Offering costs	—	—	—	—	—	—	—	66	66
Restricted share and share unit vesting	184,765	2	(2)	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	1,144	—	—	—	—	—	1,144
Cash dividends declared of $3.08 per share	—	—	—	(293,746)	—	—	—	—	(293,746)
Net income	—	—	—	559,926	—	—	—	150,146	710,072
Other comprehensive loss, net of tax of $295	—	—	—	—	(941)	—	—	(739)	(1,680)
Convertible debt redemption	10,630,044	106	(143,557)	—	—	12,129.199	357,608	—	214,157
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(173,637)	(173,637)
Treasury stock, at cost	—	—	—	—	—	(6,468,913)	(259,222)	—	(259,222)
Balance at December 31, 2014	102,642,540	1,026	487,748	890,393	(1,291)	(6,441,883)	(258,168)	1,667,936	2,787,644
Stock-based compensation	—	—	4,231	—	—	—	—	11,729	15,960
Restricted share unit vesting	131,165	2	(2)	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	871	—	—	—	—	—	871
Cash dividends declared of $1.36 per share	—	—	—	(129,211)	—	—	—	—	(129,211)
Net income	—	—	—	406,756	—	—	—	207,675	614,431
Other comprehensive income, net of tax of $403	—	—	—	—	1,942	—	—	2,066	4,008
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(242,576)	(242,576)
Treasury stock, at cost	—	—	—	—	—	(2,647,740)	(105,000)	—	(105,000)
Other	—	—	—	—	—	—	—	(221)	(221)
Balance at December 31, 2015	102,773,705	$1,028	$492,848	$1,167,938	$651	(9,089,623)	$(363,168)	$1,646,609	$2,945,906

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$614,431	$710,072	$299,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,291	190,566	117,848
Changes in fair value - commodity hedging instruments	50,233	(194,423)	16,899
Reserve for doubtful accounts	(315)	296	1,015
Amortization of loan fees and original issue discount	6,450	14,496	21,975
Loss on extinguishment of debt	—	9	46,773
Stock-based compensation expense	16,505	19,903	5,973
Deferred income taxes	(41,895)	71,827	(64,347)
Excess tax benefit from stock-based compensation	(871)	(1,144)	(8,362)
Income from equity method investment, net of dividends	(1,672)	(2,238)	—
Loss (gain) and impairment on disposal of assets, net	51	8,530	(4,989)
Changes in operating assets and liabilities:
Accounts receivable	108,604	132,107	(129,531)
Inventories	81,699	(71,849)	37,803
Prepaid expenses	15,202	23,722	(23,342)
Other assets	(41,187)	22,312	(4,020)
Accounts payable and accrued liabilities	(198,707)	(190,209)	126,120
Other long-term liabilities	29,264	3,656	1,784
Net cash provided by operating activities	843,083	737,633	441,153
Cash flows from investing activities:
Capital expenditures	(290,863)	(223,271)	(205,677)
Proceeds from the sale of assets	1,114	1,936	7,475
Return of capital on equity method investment	—	7,480	1,140
Northern Tier Energy acquisition, net of cash acquired	—	—	(698,823)
Increase in restricted cash	(170,000)	(320,000)	—
Use of restricted cash	267,903	152,991	—
Net cash used in investing activities	(191,846)	(380,864)	(895,885)
Cash flows from financing activities:
Additions to long-term debt	300,000	79,311	900,000
Payments on long-term debt and capital lease obligations	(7,368)	(6,072)	(325,369)
Borrowings on revolving credit facility	145,000	269,000	—
Repayments of revolving credit facility	(269,000)	—	(50,000)
Distribution to non-controlling interest holders	(238,366)	(173,637)	(28,575)
Debt retirement fees	—	—	(24,396)
Deferred financing costs	(6,820)	(9,649)	(28,646)
Purchases of common stock for treasury	(105,000)	(259,222)	(252,841)
Dividends paid	(129,211)	(293,746)	(52,489)
Convertible debt redemption	—	(809)	(357)
Net proceeds from issuance of WNRL common units	—	—	323,146
Excess tax benefit from stock-based compensation	871	1,144	8,362
Net cash provided by (used in) financing activities	(309,894)	(393,680)	468,835
Net increase (decrease) in cash and cash equivalents	341,343	(36,911)	14,103
Cash and cash equivalents at beginning of year	431,159	468,070	453,967
Cash and cash equivalents at end of year	$772,502	$431,159	$468,070

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
We produce refined products at three refineries: one in El Paso, Texas, one near Gallup, New Mexico and one in St. Paul Park, Minnesota. We sell refined products in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico. Our product sales occur through bulk distribution terminals, wholesale marketing networks and two retail networks with a total of 535 company-owned and franchised retail sites in the U.S.
At December 31, 2015, we owned a 38.4% limited partner interest in Northern Tier Energy LP ("NTI") and the public held a 61.6% limited partner interest. We control NTI through our 100% ownership of its general partner. NTI owns and operates a refinery in St. Paul Park, Minnesota and has a retail-marketing network of 277 convenience stores; 109 of which operate through franchise agreements. NTI's primary areas of operation include Minnesota and Wisconsin.
We entered into an Agreement and Plan of Merger dated as of December 21, 2015 (the “Merger Agreement”) with Western Acquisition Co, LLC, NTI and Northern Tier Energy GP LLC, a wholly-owned subsidiary of Western (“MergerCo”), to acquire all of NTI’s outstanding common units not already held by us (the “Merger”). Each of the outstanding NTI common units held by unitholders other than us (the “NTI Public Unitholders”) will be converted into the right to receive, subject to election by the NTI Public Unitholders and proration, (i) $15.00 in cash without interest and 0.2986 of a share of our common stock, (ii) $26.06 in cash without interest or (iii) 0.7036 of a share of our common stock. Upon the terms and subject to the conditions set forth in the Merger Agreement, MergerCo will merge with and into NTI and the separate limited liability company existence of MergerCo will cease and NTI will continue to exist, as a limited partnership under Delaware law and as our indirect wholly-owned subsidiary, as the surviving entity in the Merger. The Merger is expected to close in the first half of 2016, pending the satisfaction of certain customary conditions and the approval of the Merger at a special meeting of NTI unitholders by the affirmative vote of holders of a majority of the outstanding NTI common units (including the NTI common units held by us). The transaction is expected to result in approximately 17.1 million additional shares of WNR common stock outstanding. Upon completion of the transaction, NTI will continue to exist as a limited partnership and will become a wholly-owned limited partnership subsidiary of WNR. See Note 30, NTI, for additional information.
During 2013, we formed WNRL as a Delaware master limited partnership to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets and related businesses. WNRL completed its initial public offering (the "Offering") on October 16, 2013. At December 31, 2015, we owned a 66.4% limited partner interest in Western Refining Logistics, LP ("WNRL") and the public held a 33.6% limited partner interest. We control WNRL through our 100% ownership of its general partner and we own the majority of WNRL's limited partnership interests. WNRL owns and operates logistics assets consisting of pipeline and gathering, terminalling, storage and transportation assets as well as a wholesale business that operates primarily in the Southwest. WNRL operates its logistics assets primarily for the benefit of the Company.
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
On October 30, 2015, we sold to WNRL a 375 mile segment of the TexNew Mex Pipeline system that extends from WNRL's crude oil station in Star Lake, New Mexico, in the Four Corners region to its T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System"). We also sold an 80,000 barrel crude oil storage tank located at WNRL's crude oil pumping station in Star Lake, New Mexico and certain other related assets. WNRL acquired these assets from us in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 units of a newly created class of limited partner interests in WNRL, referred to as the "TexNew Mex Units". We refer to this transaction as the "TexNew Mex Pipeline Transaction".

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The WNRL financial and operational data presented includes the historical results of all assets acquired from Western in the Wholesale Acquisition and the TexNew Mex Pipeline Transaction. These acquisitions from Western were transfers of assets between entities under common control. Accordingly, the financial information contained herein for the WNRL Predecessor and WNRL has been retrospectively adjusted, to include the historical results of the WRW assets acquired, for periods prior to the effective date of the Wholesale Acquisition. The financial information includes the historical results of the WNRL Predecessor, retrospectively adjusted due to the Wholesale Acquisition, for periods prior to October 16, 2013, and the results of WNRL, retrospectively adjusted for the Wholesale Acquisition and the TexNew Mex Pipeline Acquisition beginning October 16, 2013, the date WNRL commenced operations.
Our operations include four business segments: refining, NTI, WNRL and retail. See Note 3, Segment Information, for further discussion of our business segments.
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. During 2015, the volatility in crude oil prices and refining margins also contributed to the variability of our results of operations for the four calendar quarters.
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
NTI is an independent crude oil refiner and marketer of refined products and also operates retail convenience stores that sell various grades of gasoline, diesel fuel and convenience store merchandise in the Upper Great Plains region. NTI also owns and operates various storage and transportation assets, including a light products terminal, a heavy products terminal, storage tanks, rail loading/unloading facilities and a Mississippi River dock. NTI also owns a 17% interest in Minnesota Pipe Line Company, LLC ("MPL") that owns and operates the Minnesota Pipeline and a 465,000 bpd crude oil pipeline system that transports crude oil from the Enbridge pipeline hub at Clearbrook, Minnesota to NTI's St. Paul Park refinery. NTI's operations are separate from those of Western.
WNRL gathers, transports and stores crude oil and refined product through their pipeline and gathering assets and terminalling, transportation, asphalt and storage assets. We are WNRL's primary beneficiary for accounting purposes.
We have non-controlling interests for NTI and WNRL of $1,646.6 million and $1,667.9 million in our Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively.
Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. See Note 4, Fair Value Measurement for further information.
Restricted Cash
Restricted cash reported in our Consolidated Balance Sheet at December 31, 2015 relates to net proceeds from the sale of Western's TexNew Mex Pipeline System to WNRL. This cash is restricted through October 30, 2016 and must be used to reinvest in assets used in our business or as an offer of prepayment to lenders under the Western 2020 Term Loan Credit Facility.
Restricted cash reported in our Consolidated Balance Sheet at December 31, 2014 relates to net proceeds from the sale of Western wholesale assets to WNRL. This cash was used to invest in capital assets.

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
Uncollectible accounts receivable are charged against the reserve for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Reserves for doubtful accounts related to trade receivables were $0.2 million, $0.5 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Additions, deductions and balances for the reserve for doubtful accounts for the three years ended December 31, 2015, are presented below:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at January 1	$484	$906	$1,166
Additions (1)	367	3,095	1,015
Reductions	(682)	(3,517)	(1,275)
Balance at December 31	$169	$484	$906
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
The equity method investment is assessed for impairment whenever changes in facts or circumstances indicate a loss in value has occurred. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in net income. See Note 8, Equity Method Investment, for further disclosures.
MPL Investments Inc. ("MPLI") owns all of the preferred membership units of MPL. NTI's 17% interest in MPLI provides NTI no significant influence over MPLI and is accounted for as a cost method investment. The investment in MPLI was carried at a cost of $7.9 million as of December 31, 2015 and 2014, respectively, and is included in other non-current assets in our Consolidated Balance Sheets.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Our policy is to test goodwill for impairment annually at June 30, or more frequently if indications of impairment exist. The testing of our goodwill for impairment is based on the estimated fair value of our reporting units that is determined based on consideration given to discounted expected future cash flows using a weighted-average cost of capital rate. An assumed terminal value is used to project future cash flows beyond base years. In addition, various market-based methods including market capitalization and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples are considered. The estimates and assumptions used in determining fair value of a reporting unit require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The market capitalization model is sensitive to changes in traded partnership unit price. The EBITDA model is sensitive to changes in recent historical results of operations within the refining industry. We compare and contrast the results of the various valuation models to determine if impairment exists at the end of a reporting period. Any declines in the market capitalization of NTI after December 31, 2015, could be an early indication that goodwill may become impaired in the future.
See Note 10, Goodwill, for further disclosures.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
WNRL's general partner provides unit-based compensation to officers, non-employee directors and employees of its general partner or its affiliates. The fair value of WNRL's phantom units are measured based on the fair market value of the underlying common unit on the date of grant based on the closing price of the common units on the grant date. The estimated fair value of the phantom units is amortized over the vesting period using the straight-line method. Awards vest over a one or three year service period. The phantom unit awards may be settled in common units, cash or a combination of both at the option of the compensation committee of WNRL's board of directors. Expenses related to unit-based compensation are included in general and administrative expenses.
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
We applied acquisition accounting for the November 12, 2013, initial acquisition of NTI (the "2013 NTI Acquisition"), with Western as the accounting acquirer. In accordance with the acquisition method of accounting, the price we paid for NTI has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The excess of the purchase price over fair value of the net assets acquired represents goodwill that was allocated at the reporting unit level.
We performed our purchase price allocation for the 2013 NTI Acquisition on November 12, 2013. The estimated fair values of the assets acquired and liabilities assumed were based on the valuation of an independent appraisal as well as management’s evaluations of those assets and liabilities. See Note 30, NTI, for a summary of the purchase price allocation.
Reclassifications
We have reclassified certain balances from the prior year financial information in order to conform to our current presentation. We report these reclassified prior year balances in Note 3, Segment Information, Note 12, Other Assets, Net, Note 15, Long-Term Debt, Note 16, Income Taxes and Note 27, Condensed Consolidating Financial Information.
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
Effective December 31, 2015, we adopted the accounting and reporting requirements included in the ASC for balance sheet classification of deferred taxes requiring deferred tax assets and liabilities to be classified as noncurrent. We have applied these requirements retrospectively. Accordingly, the reclassified presentation of our December 31, 2014 Consolidated Balance Sheet includes $57.9 million, previously reported as current deferred income tax liabilities, within the balance of $354.8 million in noncurrent deferred income tax liabilities as of December 31, 2014. The adoption of these accounting and reporting requirements had no impact on our results of operations or cash flows.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective December 31, 2015, we adopted the accounting and reporting requirements included in the ASC for balance sheet classification of debt issuance costs requiring debt issuance costs to be presented as an offset to the related debt. We have applied these requirements retrospectively. Accordingly, the reclassified presentation of our December 31, 2014 Consolidated Balance Sheet includes $40.4 million, previously reported as debt issuance costs included in other assets, as an offset to the long-term debt, less current portion, balance of $1,474.7 million as of December 31, 2014. The adoption of these accounting and reporting requirements had no impact on our results of operations or cash flows.
For interim and annual periods beginning after December 15, 2015, the requirements related to the evaluation of limited partnerships or similar entities as variable interest entities ("VIE") were modified. The revised requirements may affect the method of consolidation for reporting entities involved with such entities. Application of the revised standards may follow the retrospective approach or a modified retrospective approach. The updated guidance is effective as of January 1, 2016. The adoption of these revised standards will not result in any change to our consolidation conclusions or impact our financial position, results of operations or cash flows. Additional disclosure is required for entities not previously included in the reporting entity as a VIE.
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
Lease accounting - the requirements were amended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosure of key leasing arrangement information. The main difference of the revised guidance to existing guidance is the recognition of lease assets and liabilities for leases currently classified as operating leases. These provisions are effective for fiscal years beginning after December 15, 2018, and may be applied either retrospectively or under a modified retrospective approach.  The modified retrospective approach includes a number of practical expedients related to the identification and classification of leases entered into before the effective date of the revised guidance. Early adoption is permitted.

3. Segment Information
Our operations are organized into four operating segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes and our types of customers. These segments are refining, NTI, WNRL and retail. See Note 24, Concentration of Risk, for a discussion on significant customers.
We treated the TexNew Mex Pipeline System assets we sold to WNRL in the TexNew Mex Pipeline Transaction as a transfer of assets between entities under common control. Accordingly, we have retrospectively adjusted the financial information for the affected reporting segments to include or exclude the historical results of the transferred assets for periods prior to the effective date of the transaction. The TexNew Mex Pipeline System was moved from the refining segment to the WNRL segment.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A description of each segment and the principal products follows:
Refining. We report the operations of two refineries in our refining segment: one in El Paso, Texas (the "El Paso refinery") with a 131,000 barrel per day ("bpd") capacity and one near Gallup, New Mexico (the "Gallup refinery") with a 25,000 bpd capacity. Our refineries make various grades of gasoline, diesel fuel and other products from crude oil, other feedstocks and blending components. We purchase crude oil, other feedstocks and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products to WNRL, to our retail segment, to other independent wholesalers and retailers, commercial accounts and sales and exchanges with major oil companies. Net sales for the years ended December 31, 2014 and 2013, include $5.8 million and $22.2 million, respectively, in business interruption recoveries related to processing outages that occurred during the first and fourth quarters of 2011 at our El Paso refinery.
We have an exclusive supply and marketing agreement with a third party covering activities related to our refined product supply, sales and hedging in the Mid-Atlantic region. We recorded $1.8 million and $0.1 million in assets at December 31, 2015, and 2014, respectively, related to this supply agreement in our Consolidated Balance Sheets. The revenues and costs recorded under the supply agreement included $48.7 million and $34.6 million in net hedging gains for the year ended December 31, 2015, and 2014, respectively and $3.9 million in net hedging losses for the year ended December 31, 2013.
NTI. NTI is an independent crude oil refiner and marketer of refined products with a 98,000 bpd refinery in St. Paul Park, Minnesota and a network of retail convenience stores selling various grades of gasoline, diesel fuel and convenience store merchandise, primarily in Minnesota and Wisconsin. NTI's operations are separate from those of Western. As of December 31, 2015, NTI included the operations of 168 retail convenience stores and supported 109 franchised retail convenience stores. NTI's refinery supplies the majority of the gasoline and diesel sold through these convenience stores. NTI's results of operations for the year ended December 31, 2014, includes severance payments totaling $12.9 million related to Western's acquisition of NTI's general partner. See Note 30, NTI, for additional information on this transaction.
WNRL. WNRL owns and operates certain logistics assets that consist of pipeline and gathering, terminalling, storage and transportation assets, providing related services to our refining segment in the Southwest, including approximately 685 miles of pipelines and approximately 8.2 million barrels of active storage capacity. The majority of WNRL's logistics assets are integral to the operations of the El Paso and Gallup refineries.
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
Retail. Our retail segment located in the Southwest sells various grades of gasoline, diesel fuel, convenience store merchandise and beverage and food products to the general public through retail convenience stores and various grades of gasoline and diesel fuel to commercial vehicle fleets through cardlocks. WNRL supplies the majority of gasoline and diesel fuel that our retail segment sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At December 31, 2015, the retail segment operated 258 service stations and convenience stores or kiosks located in Arizona, Colorado, New Mexico and Texas compared to 230 and 228 service stations and convenience stores or kiosks at December 31, 2014 and 2013, respectively. The additional stores were added primarily under various operating and capital leases. At December 31, 2015, the retail segment operated 52 cardlocks located in Arizona, California and New Mexico compared to 50 and 53 cardlocks at December 31, 2014 and 2013, respectively.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

total assets of the corporate operations are cash and cash equivalents; various net accounts receivable; prepaid expenses; other current assets; net property, plant and equipment and other long-term assets.
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three years ended December 31, 2015, are presented below:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Operating Results:
Refining (2)
Net sales	$6,233,330	$9,485,734	$8,866,162
Intersegment eliminations	2,377,195	3,334,526	3,374,208
Net refining sales to external customers	3,856,135	6,151,208	5,491,954
NTI (3)
Net sales	3,002,156	5,159,657	686,824
Intersegment eliminations	48,006	25,039	—
Net NTI sales to external customers	2,954,150	5,134,618	686,824
WNRL (2)
Net sales	2,599,867	3,501,888	3,407,128
Intersegment eliminations	786,324	1,011,575	882,533
Net WNRL sales to external customers	1,813,543	2,490,313	2,524,595
Retail
Net sales	1,173,842	1,395,903	1,402,564
Intersegment eliminations	10,634	19,575	21,069
Net retail sales to external customers	1,163,208	1,376,328	1,381,495
Other
Other revenue, net	—	1,106	1,202
Intersegment eliminations	—	—	—
Net other sales to external customers	—	1,106	1,202

Consolidated net sales to external customers	$9,787,036	$15,153,573	$10,086,070

Operating income (loss)
Refining (1)(2)	$575,267	$841,071	$637,255
NTI (1)(3)	322,382	241,229	37,358
WNRL (2)	86,713	70,295	(42,460)
Retail	23,721	20,763	14,854
Other	(77,958)	(76,845)	(75,134)
Operating income	930,125	1,096,513	571,873
Other income (expense), net	(91,739)	(93,837)	(118,394)
Consolidated income before income taxes	$838,386	$1,002,676	$453,479

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Depreciation and amortization
Refining (2)	$81,180	$78,911	$74,801
NTI (3)	78,737	76,544	10,740
WNRL (2)	26,912	20,187	16,515
Retail	14,692	11,733	12,382
Other	3,770	3,191	3,410
Consolidated depreciation and amortization	$205,291	$190,566	$117,848

Capital expenditures
Refining (2)	$141,663	$84,058	$99,637
NTI (3)	72,257	44,895	7,884
WNRL (2)	61,005	79,172	84,825
Retail	13,183	13,285	8,234
Other	2,755	1,861	5,097
Consolidated capital expenditures	$290,863	$223,271	$205,677

Total assets
Refining (2)	$1,556,871	$1,606,496	$1,632,212
NTI (including $1,289,443, $1,289,443 and $1,297,043 of goodwill, respectively)	2,308,896	2,230,689	2,109,705
WNRL (2)	456,938	439,471	434,761
Retail	244,986	224,271	207,008
Other	1,265,702	1,141,259	1,091,413
Consolidated total assets	$5,833,393	$5,642,186	$5,475,099

(1)
The effect of our economic hedging activity is included within operating income of our refining and NTI segments as a component of cost of products sold. The cost of products sold within our refining segment included $46.7 million, $280.2 million and $0.8 million in net realized and unrealized economic hedging gains for the three years ended December 31, 2015, respectively. NTI cost of products sold included $3.2 million and $1.8 million in net realized and unrealized economic hedging losses for the years ended December 31, 2015 and 2013, respectively, and $9.6 million in net realized and unrealized economic hedging gains for the year ended December 31, 2014.

(2)
WNRL's financial data includes its historical financial results and an allocated portion of corporate general and administrative expenses, previously reported as Other, for the three years ended December 31, 2015. WNRL operating results include activity of the TexNew Mex Pipeline System that was previously recorded within our refining segment. The WNRL Predecessor includes the historical financial results of the TexNew Mex Pipeline System. The information contained herein for WNRL has been retrospectively adjusted, to include the historical results of the TexNew Mex Pipeline System, for periods between the Offering and the effective date of the transaction.

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
The carrying amounts of cash and cash equivalents, which we consider Level 1 assets and liabilities, approximated their fair values at December 31, 2015, and December 31, 2014, due to their short-term maturities. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and an evaluation of counterparty credit risk. Cash equivalents totaling $70.1 million and $70.0 million consisting of short-term money market deposits and commercial paper were included in the Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively.
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
The following tables represent our assets and liabilities for our commodity hedging contracts measured at fair value on a recurring basis as of December 31, 2015 and 2014, and the basis for that measurement:

	Carrying Value at December 31, 2015	Fair Value Measurement at December 31, 2015 Using			Netting Adjustments	Recorded Value at December 31, 2015
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$95,062	$—	$95,062	$—	$(16,937)	$78,125
Other assets	11,881	—	11,881	—	—	11,881
Gross financial liabilities:
Accrued liabilities	(21,454)	—	(15,698)	(5,756)	11,181	(10,273)
Other long-term liabilities	(5,756)	—	(5,756)	—	5,756	—
	$79,733	$—	$85,489	$(5,756)	$—	$79,733

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Carrying Value at December 31, 2014	Fair Value Measurement at December 31, 2014 Using			Netting Adjustments	Recorded Value at December 31, 2014
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$86,659	$—	$86,329	$330	$(6,937)	$79,722
Other assets	58,182	—	58,182	—	(1,649)	56,533
Gross financial liabilities:
Accrued liabilities	(11,826)	—	(11,826)	—	6,937	(4,889)
Other long-term liabilities	(3,049)	—	(3,049)	—	1,649	(1,400)
	$129,966	$—	$129,636	$330	$—	$129,966
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
The following table presents the changes in fair value of our Level 3 assets and liabilities, excluding goodwill (all related to commodity price swap contracts) for the years ended December 31, 2015 and 2014.

	December 31,
	2015	2014
	(In thousands)
Asset (liability) balance at beginning of period	$330	$(1,935)
Change in fair value of Level 3 trades open at the beginning of the period	—	3,240
Fair value of trades entered into during the period	(5,756)	(1,437)
Fair value reclassification from Level 3 to Level 2	(330)	462
Asset (liability) balance at end of period	$(5,756)	$330
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in a $0.6 million change in the estimated fair value.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2015 and 2014, the carrying amount and estimated fair value of our debt was as follows:

	December 31,
	2015	2014
	(In thousands)
Western obligations:
Carrying amount	$874,620	$877,241
Fair value	867,178	878,360
NTI obligations:
Carrying amount	$353,893	$354,692
Fair value	360,500	351,313
WNRL obligations:
Carrying amount	$438,928	$269,000
Fair value	439,000	269,000
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

5. Inventories
Inventories were as follows:

	December 31,
	2015	2014
	(In thousands)
Refined products (1)	$201,928	$257,476
Crude oil and other raw materials	288,403	318,565
Lubricants	14,996	14,265
Retail store merchandise	42,211	38,931
Inventories	$547,538	$629,237

(1)	Includes $14.5 million and $18.2 million of inventory valued using the FIFO valuation method at December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014, refined products valued under the LIFO method and crude oil and other raw materials totaled 10.0 million barrels and 9.3 million barrels, respectively. At December 31, 2015 and 2014, the excess of the current cost of our crude oil, refined product and other feedstock and blendstock inventories over LIFO cost was $198.4 million and $28.4 million, respectively. The non-cash impact of changes in our LIFO reserves decreased our cost of products sold for the years ended December 31, 2015 and 2014, by $170.0 million and $222.0 million, respectively, and increased our cost of products sold for the year ended December 31, 2013, by $65.4 million.
In order to state our inventories at market values that were lower than our LIFO costs, we reduced the carrying values of our inventory through non-cash LCM inventory adjustments of $175.1 million and $78.6 million at December 31, 2015 and 2014, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The net effect of inventory reductions that resulted in the liquidation of LIFO inventory levels are summarized in the table below:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amount)
Increase (decrease) in operating income	$(16,111)	$1,097	$3,207
Increase (decrease) in net income	(11,808)	777	2,119
Increase (decrease) in earnings per diluted share	$(0.12)	$0.01	$0.02
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of December 31, 2015 and 2014, was as follows:

	December 31,
	2015			2014
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	3,536	$259,722	$73.45	3,707	$283,333	$76.43
Crude oil and other	6,490	391,237	60.28	5,577	355,470	63.74
	10,026	$650,959	64.93	9,284	$638,803	68.81

6. Prepaid Expenses
Prepaid expenses were as follows:

	December 31,
	2015	2014
	(In thousands)
Prepaid crude oil and other raw materials inventories	$23,793	$55,223
Prepaid insurance and other	49,420	33,192
Prepaid expenses	$73,213	$88,415

7. Other Current Assets
Other current assets were as follows:

	December 31,
	2015	2014
	(In thousands)
Unrealized hedging gains	$78,125	$79,722
Material and chemical inventories	54,053	49,433
Excise and other taxes receivable	21,801	17,461
Exchange and other receivables	15,749	5,509
Other current assets	$169,728	$152,125

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Equity Method Investment
NTI owns a 17% common equity interest in MPL. The carrying value of this equity method investment was $97.5 million and $96.1 million at December 31, 2015 and 2014, respectively.
Summarized financial information for MPL for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014, was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues	$206,195	$184,712	$24,082
Operating costs and expenses	88,909	141,250	12,524
Income from operations	117,286	43,462	11,558
Net income	96,485	22,821	9,524
Net income attributable to MPL unitholders	86,832	13,168	8,174

	December 31, 2015	December 31, 2014
	(In thousands)
Current assets	$24,020	$9,578
Noncurrent assets	441,825	450,662
Total assets	$465,845	$460,240

Current liabilities	$17,658	$21,887
Noncurrent liabilities	—	—
Total liabilities	$17,658	$21,887

Equity	$448,187	$438,353
As of December 31, 2015 and 2014, respectively, the carrying amount of the equity method investment was $21.3 million and $21.6 million higher than the underlying net assets of the investee. We are amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline). There is no market for the common units of MPL and, accordingly, no quoted market price is available.
Distributions received from MPL were $13.1 million, $7.5 million and $2.6 million, respectively, for the years ended December 31, 2015, 2014 and 2013. Equity income from MPL was $14.8 million, $2.2 million and $1.4 million, respectively, for the years ended December 31, 2015, 2014 and 2013, and has been included in other, net in the accompanying Consolidated Statement of Operations.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	December 31,
	2015	2014
	(In thousands)
Refinery facilities and related equipment	$2,348,663	$2,217,013
Pipelines, terminals and transportation equipment	533,040	369,080
Retail facilities and related equipment	328,419	288,338
Wholesale facilities and related equipment	61,133	57,158
Corporate	50,812	48,871
	3,322,067	2,980,460
Accumulated depreciation	(1,016,896)	(827,271)
Property, plant and equipment, net	$2,305,171	$2,153,189
Depreciation expense was $201.2 million, $187.1 million and $114.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation expense for the years ended December 31, 2015, 2014 and 2013, included $78.7 million, $76.5 million and $10.7 million, respectively, of depreciation related to NTI.

10. Goodwill
At December 31, 2015 and 2014, we had goodwill of $1,289.4 million, respectively, relating to the 2013 NTI Acquisition. Declines in NTI's market capitalization could be an indication that goodwill may become impaired in the future.
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

11. Intangible Assets, Net
A summary of intangible assets, net is presented in the table below:

	December 31, 2015			December 31, 2014			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(13,729)	$6,698	$20,427	$(12,148)	$8,279	4.3
Customer relationships	7,551	(3,921)	3,630	7,551	(3,366)	4,185	6.5
Rights-of-way and other	6,839	(1,797)	5,042	7,878	(3,613)	4,265	7.8
	34,817	(19,447)	15,370	35,856	(19,127)	16,729
Unamortizable assets:
Franchise rights and trademarks	50,500	—	50,500	50,500	—	50,500
Liquor licenses	19,075	—	19,075	18,723	—	18,723
Intangible assets, net	$104,392	$(19,447)	$84,945	$105,079	$(19,127)	$85,952

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense was $2.9 million, $2.8 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, based upon estimates of useful lives ranging from 1 to 35 years. Estimated amortization expense for the next five fiscal years is as follows (in thousands):

2016	$2,739
2017	2,798
2018	2,798
2019	2,130
2020	1,186

12. Other Assets, Net
Other assets, net of amortization, were as follows:

	December 31,
	2015	2014
	(In thousands)
Purchase agreement	$16,067	$—
Unrealized hedging gains	11,881	56,533
Cost method investment	7,872	7,884
Other	29,177	17,633
Other assets, net of amortization	$64,997	$82,050

13. Accrued and Other Long-Term Liabilities
Accrued liabilities were as follows:

	December 31,
	2015	2014
	(In thousands)
Payroll and related costs	$77,482	$70,949
Excise and other taxes	67,932	58,556
Professional and other	28,093	32,237
Property taxes	20,175	17,567
Interest	17,093	9,251
Margin and other customer deposits	17,059	17,142
Fair value of open commodity hedging positions, net	10,273	4,889
Environmental reserves	10,099	8,377
Banking fees and other financing	189	1,311
Income taxes	—	48,170
Accrued liabilities	$248,395	$268,449

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other long-term liabilities were as follows:

	December 31,
	2015	2014
	(In thousands)
Unrecognized tax benefits	$42,049	$12,000
Retiree plan obligations and other	10,529	10,802
Environmental reserves	8,195	10,086
Asset retirement obligations	7,822	7,539
Fair value of open commodity hedging positions, net	—	1,400
Other long-term liabilities	$68,595	$41,827
The table below summarizes changes in our environmental liability accruals:

	December 31, 2014	Increase (Decrease)	Payments	December 31, 2015
	(In thousands)
Discounted liabilities	$2,902	$1,697	$(966)	$3,633
Undiscounted liabilities	15,561	303	(1,203)	14,661
Total environmental liabilities	$18,463	$2,000	$(2,169)	$18,294
See Note 23, Contingencies, for further information regarding our environmental liabilities.

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles the beginning and ending aggregate carrying amount of our AROs for the three years ended December 31, 2015:

	December 31,
	2015	2014	2013
	(In thousands)
Liability, beginning of period	$7,539	$7,327	$5,088
Liabilities incurred	58	17	11
Liabilities acquired	—	—	1,786
Liabilities settled	(187)	(313)	(145)
Accretion expense	412	508	587
Liability, end of period	$7,822	$7,539	$7,327
NTI's ARO liability excludes $0.2 million and $0.1 million of ARO classified as other accrued liabilities as of December 31, 2015 and 2014, respectively.

15. Long-Term Debt
Long-term debt was as follows:

	December 31,
	2015	2014
	(In thousands)
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan Credit Facility due 2020, net of unamortized financing costs of $9,442 and $11,382, respectively	529,558	533,118
6.25% Senior Unsecured Notes due 2021, net of unamortized financing costs of $4,938 and $5,877, respectively	345,062	344,123
Total Western obligations	874,620	877,241
NTI obligations:
Revolving Credit Facility due 2018	—	—
7.125% Senior Secured Notes, due November 2020, net of unamortized financing costs of $2,032 and $2,345 and unamortized premium of $5,925 and $7,037, respectively	353,893	354,692
Total NTI obligations	353,893	354,692
WNRL obligations:
Revolving Credit Facility due 2018	145,000	269,000
7.5% Senior Notes due 2023, net of unamortized financing costs of $6,072 for 2015	293,928	—
Total WNRL obligations	438,928	269,000
Unamortized financing costs, revolving credit facilities	(17,047)	(20,768)
Long-term debt	1,650,394	1,480,165
Current portion of long-term debt	(5,500)	(5,500)
Long-term debt, net of current portion	$1,644,894	$1,474,665
As of December 31, 2015, annual long-term debt maturities through 2017 are $5.5 million. In 2018, 2019 and 2020, long-term debt maturities are $150.5 million, $5.5 million and $867.0 million, respectively. Thereafter, total long-term debt maturities are $650.0 million.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest expense and other financing costs were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Contractual interest:
Western obligations	$45,248	$51,114	$42,768
NTI obligations	24,474	20,342	4,883
WNRL obligations	21,079	1,096	—
	90,801	72,552	47,651
Amortization of loan fees	7,561	7,786	6,541
Amortization of original issuance discount	—	7,352	15,502
Other interest expense	9,059	11,717	6,835
Capitalized interest	(1,818)	(2,345)	(1,948)
Interest expense and other financing costs	$105,603	$97,062	$74,581
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
As of December 31, 2015, we had no direct borrowings under the Revolving Credit Agreement, and we had net availability under the Western 2019 Revolving Credit Facility of $247.5 million. This availability is net of $64.4 million in outstanding letters of credit.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Western 2021 Indenture contains covenants that limit our ability to, among other things: pay dividends or make other distributions in respect of our capital stock or make other restricted payments; make certain investments; sell certain assets; incur additional debt or issue certain preferred shares; create liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; restrict dividends or other payments from restricted subsidiaries; and enter into certain transactions with our affiliates. The Western 2021 Indenture also provides for events of default that if any of them occur would permit or require the principal, premium, if any, and interest on all the then outstanding Western 2021 Senior Unsecured Notes to be due and payable immediately.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

covenants. Note guarantors will be released if they cease to be a Restricted Subsidiary as the result of a transaction permitted under the terms of the indenture, including through the disposition of capital stock of the guarantor.
NTI Obligations
Revolving Credit Facility
On September 29, 2014, certain subsidiaries of NTI entered into the Amended and Restated Revolving Credit Agreement (the "NTI Revolving Credit Facility"), increasing the aggregate principal amount available prior to the amendment and restatement from $300.0 million to $500.0 million. The NTI Revolving Credit Facility, which matures on September 29, 2019, incorporates a borrowing base tied to eligible accounts receivable and inventory and provides for up to $500.0 million for the issuance of letters of credit and up to $45.0 million for swing line loans. The NTI Revolving Credit Facility may be increased up to a maximum aggregate principal amount of $750.0 million, subject to certain conditions (including the agreement of financial institutions, in their sole discretion, to provide such additional commitments). Obligations under the NTI Revolving Credit Facility are secured by substantially all of NTI’s assets. Indebtedness under the NTI Revolving Credit Facility is recourse to Northern Tier Energy LLC ("NTI LLC") and certain of its subsidiaries that are borrowers thereunder, its general partner, and is guaranteed by NTI and certain of its subsidiaries. Borrowings under the NTI Revolving Credit Facility bear interest at either (a) a base rate plus an applicable margin (ranging between 0.50% and 1.00%) or (b) a LIBOR rate plus an applicable margin (ranging between 1.50% and 2.00%), in each case subject to adjustment based upon the average historical excess availability. In addition to paying interest on outstanding borrowings, NTI is also required to pay a quarterly commitment fee ranging from 0.250% to 0.375% subject to adjustment based upon the average utilization ration and letter of credit fees ranging from 1.50% to 2.00% subject to adjustment based upon the average historical excess availability. The NTI Revolving Credit Facility contains certain covenants, including but not limited to, limitations on debt, investments and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances. NTI incurred financing costs of $3.0 million associated with the amended and restated NTI Revolving Credit Facility.
As of December 31, 2015, the availability under the NTI Revolving Credit Facility was $152.7 million. This availability is net of $46.3 million in outstanding letters of credit. There were no borrowings under the NTI Revolving Credit Facility at December 31, 2015.
7.125% Secured Notes
On November 8, 2012, NTI LLC, and Northern Tier Finance Corporation (together with NTI LLC, the "NTI 2020 Notes Issuers"), issued $275.0 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the "NTI 2020 Secured Notes").
NTI increased the principal amount of the 2020 Secured Notes in September 2014 by an additional $75.0 million in principal value at a premium of $4.2 million. This additional offering was issued under the same indenture as the existing 2020 Secured Notes and the new notes issued have the same terms as the existing notes. The offering generated cash proceeds of $79.2 million including an issuance premium of $4.2 million. NTI incurred financing costs of $2.5 million associated with this offering. The issuance premium will be amortized to interest expense over the remaining life of the notes.
The obligations under the NTI 2020 Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Northern Tier Energy LP and on a senior secured basis by (i) all of NTI LLC’s restricted subsidiaries that borrow, or guarantee obligations, under the NTI Revolving Credit Facility or any other indebtedness of NTI LLC or another subsidiary of NTI LLC that guarantees the NTI 2020 Secured Notes and (ii) all other material wholly-owned domestic subsidiaries of NTI LLC. The indenture governing the NTI 2020 Secured Notes contains covenants that limit or restrict dividends or other payments from restricted subsidiaries. Indebtedness under the NTI 2020 Secured Notes is guaranteed by NTI and certain of their subsidiaries.

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
On October 15, 2014, to partially fund the purchase of certain assets from Western, WNRL borrowed $269.0 million under the WNRL Revolving Credit Facility. On February 11, 2015, WNRL repaid its outstanding direct borrowings under the WNRL Revolving Credit Facility with a portion of the proceeds from the issuance of its 7.5% Senior Notes, discussed below. On October 30, 2015, WNRL borrowed $145.0 million under the WNRL Revolving Credit Facility to partially fund the purchase of the TexNew Mex Pipeline System from Western.
The WNRL Revolving Credit Facility contains covenants that limit or restrict WNRL's ability to make cash distributions. WNRL is required to maintain certain financial ratios that are tested on a quarterly basis for the immediately preceding four quarter period. As of December 31, 2015, the availability under the WNRL Revolving Credit Facility was $154.3 million, net of $145.0 million direct borrowings and $0.7 million in outstanding letters of credit.
7.5% Senior Notes
On February 11, 2015, WNRL entered into an indenture (the “WNRL Indenture”) among the Partnership, WNRL Finance Corp., a Delaware corporation and wholly-owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023. The Partnership will pay interest on the 7.5% Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The 7.5% Senior Notes will mature on February 15, 2023. WNRL used the proceeds from the notes to repay the full balance due under the WNRL Revolving Credit Facility on February 11, 2015.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Income Taxes
The following is an analysis of our consolidated income tax expense for the three years ended December 31, 2015:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$228,457	$187,320	$193,719
State	30,222	32,581	25,578
Total current	258,679	219,901	219,297
Deferred:
Federal	(27,876)	63,182	(62,954)
State	(6,848)	9,521	(2,418)
Total deferred	(34,724)	72,703	(65,372)
Provision for income taxes	$223,955	$292,604	$153,925
We paid income tax, net of refunds, of $283.3 million, $228.0 million and $223.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following is a reconciliation of total income tax expense to income taxes computed by applying the 35% statutory federal income tax rate to income before income taxes for the three years ended December 31, 2015:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Taxes at the federal statutory rate	$293,435	$350,937	$158,718
State income taxes, net of federal tax benefit (2)	13,637	31,477	17,666
Valuation allowance for state net operating losses	—	(2,887)	(2,776)
Domestic Activity Production deduction	(14,000)	(11,900)	(12,763)
Non-controlling interests	(70,214)	(50,044)	(8,383)
Federal tax credit for production of ultra low sulfur diesel	—	(15,486)	—
Federal tax credit for increasing research activities (1)	38	(4,522)	(999)
Other, net	1,059	(4,971)	2,462
Total income tax expense	$223,955	$292,604	$153,925

(1)
The federal tax credit for increasing research activities includes $0.04 million, $4.5 million and $1.0 million in unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	State income taxes, net of federal tax benefit, include $5.0 million and $0.8 million in unrecognized tax benefits for the years ended December 31, 2015 and 2014, respectively.
The effective tax rates for 2015, 2014 and 2013 were 26.7%, 29.2% and 33.9%, respectively, as compared to the federal statutory rate of 35% in all years.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of unrecognized tax benefits for the three years ended December 31, 2015:

	December 31,
	2015	2014	2013
	(In thousands)
Unrecognized tax benefits at beginning of year	$13,762	$10,571	$9,572
Increases related to current year tax positions	1,100	1,500	999
Increases related to prior year tax positions	26,329	3,845	—
Decreases related to prior year tax positions	(1,017)	(2,154)	—
Decreases resulting from the expiration of the statute of limitations	—	—	—
Unrecognized tax benefits at end of year	$40,174	$13,762	$10,571
We recorded unrecognized tax benefits as of December 31, 2015 of $40.2 million, of which $26.4 million would affect our effective tax rate if recognized. We believe that it is reasonably possible that a decrease of up to $16.9 million in unrecognized tax benefits related to federal exposures may be necessary within the coming year. We had accrued interest or penalties of $1.7 million with respect to the unrecognized tax benefit.
The Internal Revenue Service (the "IRS") has finalized examinations of our tax years ending December 31, 2007, 2008, 2009, 2010 and 2011. We are subject to examination by the IRS for tax years ending December 31, 2012, or after, and by the major state tax jurisdictions (Arizona, California, Maryland, Minnesota, New Mexico, Texas and Virginia) for tax years ending December 31, 2011, or after.
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2015			2014
	Assets	Liabilities	Net	Assets	Liabilities	Net
	(In thousands)
Inventories	$—	$(28,411)	$(28,411)	$—	$(41,713)	$(41,713)
Stock-based compensation	1,614	—	1,614	1,468	—	1,468
Property, plant and equipment	—	(261,476)	(261,476)	—	(298,100)	(298,100)
Investment in WNRL	77,824	—	77,824	81,453	—	81,453
Investment in NTI		(81,789)	(81,789)	—	(64,013)	(64,013)
Postretirement obligations	2,595	—	2,595	3,175	—	3,175
Commodity hedging activities	—	(33,260)	(33,260)	—	(50,850)	(50,850)
Environmental and retirement obligations	3,742	—	3,742	3,489	—	3,489
Other, net	6,247	—	6,247	10,282	—	10,282
Net operating loss and tax credit carryforwards	20,828	—	20,828	20,828	—	20,828
Valuation allowance	(20,828)	—	(20,828)	(20,828)	—	(20,828)
Net deferred taxes	$92,022	$(404,936)	$(312,914)	$99,867	$(454,676)	$(354,809)

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2015, we had the following credits and net operating loss (“NOL”) carryforwards:

Type of Credit	Gross Amount	Tax Effected Amount	Expiration
	(In thousands)
State NOL carryforwards:
Virginia and Maryland	$(6,108)	$(260)	2023
Virginia and Maryland	(17,860)	(760)	2024
Virginia and Maryland	(522)	(22)	2026
Virginia and Maryland	(32,417)	(1,380)	2027
Virginia and Maryland	(59,019)	(2,512)	2028
Virginia and Maryland	(102,088)	(4,345)	2029
Virginia and Maryland	(137,669)	(5,860)	2030
Virginia and Maryland	(134,468)	(5,689)	2031
Total state NOL carryforwards	(490,151)	(20,828)
Less valuation allowance for operating loss carryforwards	490,151	20,828
Total credits and NOL carryforwards	$—	$—
In assessing the realizability of deferred tax assets, we determined that a valuation allowance of $20.8 million was appropriate against the deferred tax assets relating to the NOL carryforwards for Virginia and Maryland at December 31, 2015. There was no change to our valuation allowance during the year ended December 31, 2015.

17. Retirement Plans
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth significant information about our pension plan for certain previous employees of the Yorktown refinery. The reconciliation of the benefit obligation, plan assets, funded status and significant assumptions are based upon an annual measurement date of December 31:

Year Ended December 31, 2013
(In thousands)
Net periodic benefit cost includes:
Interest cost	$10
Expected return on assets	(3)
Amortization of net actuarial loss	2
Recognized settlement expense	—
Net periodic benefit cost	$9
Pre-tax unrecognized net loss included in accumulated other comprehensive loss at beginning of year	$219
Net actuarial loss	563
Recognition of loss due to settlement	(780)
Amortization of net actuarial loss	(2)
Pre-tax unrecognized net loss included in accumulated other comprehensive loss at end of year	$—

Year Ended December 31,
2013
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	3.79%
Rate of compensation increase	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.79
Expected long-term return on assets	1.90
Rate of compensation increase	—
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth significant information about the Cash Balance Plan and the Retiree Medical Plan (the "Plans"). The reconciliation of the benefit obligation, plan assets, funded status and significant assumptions are based upon an annual measurement date of December 31, 2015:

	Cash Balance Plan		Retiree Medical Plan
	As of December 31,
	2015	2014	2015	2014
	(In thousands)
Benefit obligation at beginning of period	$6,965	$4,560	$3,098	$2,113
Service cost	2,326	2,054	315	231
Interest cost	366	327	135	116
Actuarial (gain) loss	(151)	612	(697)	675
Plan amendments	—	—	(2,463)	—
Plan participants' contributions	—	—	26	18
Benefits paid	(579)	(588)	(69)	(55)
Benefit obligation at end of period	$8,927	$6,965	$345	$3,098
Fair value of plan assets at beginning of period	$4,319	$4,566	$—	$—
Employer contribution	2,200	200	43	37
Actual return on plan assets	(8)	141	—	—
Benefits paid	(579)	(588)	(69)	(55)
Plan participants' contributions	—	—	26	18
Fair value of plan assets at end of period	$5,932	$4,319	$—	$—
Current liabilities	—	—	61	69
Non-current liabilities	2,995	2,646	284	3,029
Unfunded status recognized in the consolidated balance sheets	$2,995	$2,646	$345	$3,098
Accumulated benefit obligation	$8,927	$6,965	$345	$3,098

	Cash Balance Plan			Retiree Medical Plan
	As of December 31,
	2015	2014	2013	2015	2014	2013
	(In thousands)
Net periodic benefit cost includes:
Service cost	$2,326	$2,054	$1,914	$315	$231	$288
Interest cost	366	327	169	135	116	106
Expected return on assets	(165)	(218)	(115)	—	—	—
Recognized net actuarial loss	22	—	40	32	—	—
Amortization of prior service cost	24	25	—	137	137	161
Net periodic benefit cost	$2,573	$2,188	$2,008	$619	$484	$555
Changes recognized in other comprehensive income:
Prior service cost amortization	$(24)	$(24)	$—	$(137)	$(137)	$—
Recognized net actuarial loss	—	—	—	(32)	—	—
Net prior service credit	—	—	—	(2,463)	—	—
Net actuarial loss (gain)	22	687	(354)	(697)	675	—
Pre-tax unrecognized net loss included in accumulated other comprehensive income at end of period	$(2)	$663	$(354)	$(3,329)	$538	$—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Cash Balance Plan			Retiree Medical Plan
	As of December 31,
	2015	2014	2013	2015	2014	2013
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.50%	4.00%	5.00%	2.50%	4.00%	5.00%
Rate of compensation increase	3.00	3.00	4.00	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.00	5.00	4.00	4.00	5.00	4.00
Expected long-term return on assets	3.75	4.75	4.25	N/A	N/A	N/A
Rate of compensation increase	3.00	4.00	4.00	N/A	N/A	N/A
The health care cost trend rate for the Retiree Medical Plan for 2015 is 7.50% trending to 5.00% in five years. The assumptions used in the determination of our obligations and benefit cost are based upon management’s best estimates as of the annual measurement date. The discount rate utilized was based upon bond portfolio curves over a duration similar to the Cash Balance Plan’s and Retiree Medical Plan’s respective expected future cash flows as of the measurement date. The expected long-term rate of return on plan assets is the weighted average rate of earnings expected of the funds invested or to be invested based upon the targeted investment strategy for the plan. The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees.
Employer contributions to the Cash Balance Plan of $2.2 million, $0.2 million and $2.5 million were made during the period ended December 31, 2015, 2014 and 2013, respectively. These contributions were invested into equity and bond mutual funds and money market funds that are deemed Level 1 assets as described in Note 4, Fair Value Measurement. NTI expects funding requirements of approximately $2.5 million during the year ended December 31, 2016.
The following benefit payments (in thousands) are expected to be paid in the years indicated:

	Cash Balance Plan	Retiree Medical Plan
2016	$343	$61
2017	391	65
2018	531	46
2019	695	49
2020	859	31
2021 - 2025	6,495	126

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Postretirement Obligations
The following tables set forth significant information about our retiree medical plans for certain El Paso and Yorktown employees. Unlike the pension plans, we are not required to fund the retiree medical plans on an annual basis. Based on an annual measurement date of December 31, and discount rates of 4.43% and 4.09% at December 31, 2015 and 2014, respectively, to determine the benefit obligation, the components of the postretirement obligation were:

	As of December 31,
	2015	2014
	(In thousands)
Benefit obligation at beginning of year	$6,735	$5,793
Service cost	124	92
Interest cost	251	264
Benefits paid	(182)	(206)
Actuarial (gain) loss	(1,035)	792
Benefit obligation at end of year	$5,893	$6,735
Unfunded status	$(5,893)	$(6,735)
Current liabilities	$(202)	$(300)
Non-current liabilities	(5,691)	(6,435)
Unfunded status recognized in the consolidated balance sheets	$(5,893)	$(6,735)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net periodic benefit cost includes:
Service cost	$124	$92	$115
Interest cost	251	264	254
Amortization of net actuarial loss	23	20	34
Net periodic benefit cost	$398	$376	$403
Pre-tax unrecognized net loss included in accumulated other comprehensive gain at beginning of year	$1,596	$784	$1,670
Net actuarial (gain) loss	(1,035)	792	(852)
Amortization of net actuarial loss	(23)	20	(34)
Pre-tax unrecognized net loss included in accumulated other comprehensive gain at end of year	$538	$1,596	$784
The weighted average discount rates used to determine net periodic benefit costs were 4.09%, 4.88% and 4.14% for 2015, 2014 and 2013, respectively. The following benefit payments (in thousands) are expected to be paid in the year indicated:

2016	$206
2017	211
2018	218
2019	226
2020	238
2021 - 2025	1,346

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The health care cost trend rate for the plan covering El Paso employees for 2015 and future years is capped at 4.00%. The health care cost trend rate for the plan covering Yorktown employees for 2015 is 4.50% trending to 4.50% in 2016. A 1%-point change in the assumed health care cost trend rate for both plans will have the following effect:

	1%-points
	Increase (1)	Decrease
	(In thousands)
Effect on total service cost and interest cost	$1	$(53)
Effect on accumulated benefit obligation	19	(604)

(1)	There is no impact for a 1%-point increase in the El Paso plan because the plan covers up to a 4% increase per year. Any increase in health care costs in excess of 4% is absorbed by the participant.
The following table presents cumulative changes in other comprehensive income related to our benefit plans included as a component of equity for the periods presented, net of income tax. The related expenses are included in direct operating expenses in the Consolidated Statements of Operations.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning of period balance	$(1,291)	$(350)	$(1,174)
Amortization of net prior service cost	83	63	—
Net prior service credit	945	—	—
Reclassification of loss to income	50	21	47
Pension plan termination adjustment	—	—	217
Actuarial gain (loss)	1,267	(1,320)	978
Income tax	(403)	295	(418)
End of period balance	$651	$(1,291)	$(350)
Defined Contribution Plans
We sponsor a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. We make a Safe Harbor matching contribution to the account of each participant who is covered under the collective bargaining agreement with the International Union of Operating Engineers in El Paso and has completed 12 months of service equal to 250% of the first 4% of compensation beginning February 1, 2012. For all other employees, we matched 1% up to a maximum of 4% of eligible compensation for each 1% of eligible compensation contributed provided the participant had a minimum of one year of service with Western. We expensed $10.0 million, $9.1 million and $8.5 million in connection with this plan for the years ended December 31, 2015, 2014 and 2013, respectively.
NTI sponsors two qualified defined contribution plans (collectively, the “NTI Retirement Savings Plans”) for eligible employees. Eligibility is based upon a minimum age requirement and a minimum level of service. Participants may make contributions for a percentage of their annual compensation subject to Internal Revenue Service limits. For certain participant groups, NTI provides a matching contribution at the rate of 100% of up to 6.0% of a participant’s contribution and a non-matching contribution of 3.0% of eligible compensation. For other participant groups, NTI provides a non-elective fixed annual contribution of 3.5% of eligible compensation. Total contributions to the NTI Retirement Savings Plans were $7.4 million, $7.1 million and $6.1 million for the year ended December 31, 2015, 2014 and 2013, respectively.
18. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to our refineries. During 2015, 2014 and 2013, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
We use crude oil and refined products futures, swap contracts or options to mitigate the change in value for a portion of our LIFO inventory volumes subject to market price fluctuations and swap contracts to fix the margin on a portion of our future

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three years ended December 31, 2015, and open commodity hedging positions as of December 31, 2015, and December 31, 2014:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Economic hedging activities recognized within cost of products sold:
Realized hedging gain, net	$93,699	$95,331	$15,868
Unrealized hedging gain (loss), net	(50,233)	194,423	(16,898)
Total hedging gain (loss), net	$43,466	$289,754	$(1,030)

	December 31, 2015	December 31, 2014
	(In thousands)
Open commodity hedging instruments (bbls):
Crude futures	4,593	(864)
Refined product price and crack spread swaps	(5,645)	(8,781)
Total open commodity hedging instruments	(1,052)	(9,645)

Fair value of outstanding contracts, net:
Other current assets	$78,125	$79,722
Other assets	11,881	56,533
Accrued liabilities	(10,273)	(4,889)
Other long-term liabilities	—	(1,400)
Fair value of outstanding contracts - unrealized gain, net	$79,733	$129,966
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents offsetting information regarding Western's commodity hedging contracts as of December 31, 2015 and 2014:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of December 31, 2015
	(In thousands)
Gross financial assets:
Other current assets	$95,062	$(16,937)	$78,125
Other assets	11,881	—	11,881
Gross financial liabilities:
Accrued liabilities	(21,454)	11,181	(10,273)
Other long-term liabilities	(5,756)	5,756	—
	$79,733	$—	$79,733

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of December 31, 2014
	(In thousands)
Gross financial assets:
Other current assets	$86,659	$(6,937)	$79,722
Other assets	58,182	(1,649)	56,533
Gross financial liabilities:
Accrued liabilities	(11,826)	6,937	(4,889)
Other long-term liabilities	(3,049)	1,649	(1,400)
	$129,966	$—	$129,966
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
As of December 31, 2015, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our unleaded gasoline crack spread swaps range from $14.61 to $17.13 per contract. Settlement prices for our distillate crack spread swaps range from $7.08 to $12.19 per contract. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2016	2017	2018
Inventory positions (futures and swaps):
Crude oil and refined products - net long positions	3,982	—	—
Natural gas - net long positions	793	—	—
Refined product positions (crack spread swaps):
Distillate - net short positions	(2,247)	(1,305)	—
Unleaded gasoline - net short positions	(2,275)	—	—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. Stock-Based Compensation
The Western Refining 2006 Long-Term Incentive Plan (the “2006 LTIP”) and the Amended and Restated 2010 Incentive Plan of Western Refining, Inc. (the “2010 Incentive Plan”) allow for restricted share unit awards ("RSU") among other forms of awards. As of December 31, 2015, there were 19,856 and 2,730,269 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over a scheduled vesting period of either one, three or five years and their market value at the date of the grant is amortized over the vesting period on a straight-line basis. Effective March 25, 2015, our board of directors approved administrative amendments to the 2010 Incentive Plan.
As of December 31, 2015, there were 399,214 unvested RSUs outstanding. The final vesting for remaining restricted share awards occurred during the first quarter of 2014.
The components of stock compensation expense were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Direct operating expenses	$—	$—	$61
Selling, general and administrative expenses	4,231	4,338	5,428
Total stock compensation expense	$4,231	$4,338	$5,489
As of December 31, 2015, the aggregate fair value at grant date of outstanding RSUs was $14.9 million. The aggregate intrinsic value of RSUs was $14.2 million. The unrecognized compensation cost of outstanding RSUs was $10.7 million. Unrecognized compensation cost for RSUs will be recognized over a weighted average period of approximately 3.43 years.
The excess tax benefit related to the RSUs that vested during the year ended December 31, 2015 was $0.9 million using a statutory blended rate of 38.1%. The aggregate fair value at the grant date of the RSUs that vested during the year ended December 31, 2015 was $3.8 million. The related aggregate intrinsic value of these RSUs was $6.1 million at the vesting date.
The excess tax benefit related to the RSUs and restricted shares that vested during the year ended December 31, 2014 was $1.1 million and $0.03 million, respectively, using a statutory blended rate of 38.3%. The aggregate fair value at the grant date of the RSUs and restricted shares that vested during the year ended December 31, 2014 was $4.2 million and $0.1 million, respectively. The related aggregate intrinsic value of these RSUs and restricted shares was $7.1 million and $0.1 million, respectively, at the vesting date.
The excess tax benefit related to the RSUs and restricted shares that vested during the year ended December 31, 2013 was $0.9 million and $7.5 million, respectively, using a statutory blended rate of 37.8%. The aggregate fair value at the grant date of the RSUs and restricted shares that vested during the year ended December 31, 2013 was $3.2 million and $4.1 million, respectively. The related aggregate intrinsic value of these RSUs and restricted shares was $5.6 million and $23.8 million, respectively, at the vesting date.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our RSU and restricted share activity for the three years ended December 31, 2015:

	Restricted Share Units		Restricted Shares
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Not vested at December 31, 2012	440,860	$18.24	694,622	$5.93
Awards granted	178,338	34.37	—	—
Awards vested	(176,311)	18.16	(690,780)	5.87
Awards forfeited	—	—	—	—
Not vested at December 31, 2013	442,887	24.79	3,842	16.78
Awards granted	124,276	39.08	—	—
Awards vested	(180,923)	23.29	(3,842)	16.78
Awards forfeited	(5,545)	26.69	—	—
Not vested at December 31, 2014	380,695	30.14	—	—
Awards granted	155,828	48.26	—	—
Awards vested	(131,165)	29.19	—	—
Awards forfeited	(6,144)	36.76	—	—
Not vested at December 31, 2015	399,214	37.43	—	—
NTI 2012 Long-Term Incentive Plan
Approximately 7.4 million NTI common units are reserved for issuance under the NTI LTIP. NTI has awarded both restricted units and phantom units under the NTI LTIP. The NTI LTIP permits the award of unit options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights and other awards that derive their value from the market price of NTI's common units. As of December 31, 2015, approximately 1.0 million units were outstanding under the NTI LTIP. NTI recognizes the expense on all NTI LTIP awards ratably from the grant date until all units become unrestricted or vest. Awards generally vest ratably over a three-year period beginning on the award's first anniversary date. Compensation expense related to these restricted units is based on the grant date fair value as determined by the closing market price on the grant date, reduced by the fair value of estimated forfeitures. For awards to employees, NTI estimates a forfeiture rate that is subject to revision depending on the actual forfeiture experience.
NTI incurred $10.3 million, $14.0 million and $0.4 million of unit-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively.
Restricted Common Units
As of December 31, 2015, NTI had 0.2 million restricted common units outstanding. Upon vesting, these common units will no longer be restricted. All restricted common units participate in distributions on an equal basis with NTI common units and must be paid no later than 30 days after the distribution date to common unitholders. For restricted common unit awards outstanding at December 31, 2015, the forfeiture rates on NTI LTIP awards ranged from zero to 30%, depending on the employee classification and the length of the award's vesting period. NTI has one restricted common unit award with a clause stating distributions are to be accrued until the underlying units vest, at which time the accrued distributions applicable to those units will be paid to the award holder. The accrued distributions on that award at December 31, 2015 and 2014, were $0.7 million and $0.4 million, respectively.
Phantom Common Units
Service-based Awards
During 2014, NTI began awarding service-based phantom common units to key employees. As of December 31, 2015, NTI had 0.6 million service-based phantom common units outstanding. Upon vesting, NTI may settle these units in NTI common units or cash at the discretion of NTI's board of directors or its Compensation Committee. Like the restricted common units, the phantom common units participate in distributions on an equal basis with common units. However, distributions on phantom common units are accrued until the underlying units vest at which time the distributions are paid in cash. In the event that unvested phantom common units are forfeited or canceled, any accrued distributions on the underlying units are forfeited by the grantee. As of December 31, 2015 and 2014, NTI had $2.5 million and $0.8 million, respectively, in accrued service-

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

based phantom common unit distributions included in accrued liabilities and other liabilities in the Consolidated Balance Sheets. For phantom common unit awards outstanding at December 31, 2015, the forfeiture rates on NTI LTIP awards ranged from zero to 20%, depending on the employee classification.
Performance-based Phantom Units
In January 2015, NTI granted 0.3 million Performance-based Phantom Units ("NTI Performance LTIPs"), under the NTI LTIP. Assuming a threshold EBITDA is achieved, participants are entitled to an award under the NTI Performance LTIPs based on NTI’s achievement of two criteria compared to the performance peer group over the performance period: (a) return on capital employed, referred to as a performance condition and (b) total unitholder return, referred to as a market condition. NTI accounts for the performance conditions and market conditions in each NTI Performance LTIPs as separate awards. Each of the performance condition awards and market condition awards represent the right to receive NTI common units or cash, or a combination of both, at the discretion of NTI's board of directors or its Compensation Committee, at the end of a three-year performance period, in an amount ranging from 0% to 200% of the original number of units granted depending on NTI’s achievement of the performance conditions and market conditions, respectively.
Performance Condition Awards. The 0.3 million NTI Performance LTIPs include 0.2 million performance condition awards. The fair value of performance condition awards is estimated using the market price of NTI's common units on the grant date and NTI management's assessment of the probability of the number of performance condition awards that will ultimately be awarded. The estimated fair value of these performance condition awards is amortized over a three-year vesting period using the straight-line method. On a quarterly basis, NTI estimates the ultimate payout percentage, relative to target, and adjusts compensation expense accordingly. At December 31, 2015, NTI estimates that 200% of the target unit count will be achieved at the end of the vesting term.
Market Condition Awards. The 0.3 million NTI Performance LTIPs include 0.1 million market condition awards. The estimated fair value for market condition awards is estimated using a Monte Carlo simulation model as of the grant date and the related expense is amortized over a three-year vesting period using the straight-line method. The compensation expense relating to the market condition awards is determined at the award's date and expensed ratably at a fixed rate over the vesting term. However, for purposes of the phantom common unit activity table below, NTI estimates at December 31, 2015, that 88.2% of the target unit count will be achieved at the end of the vesting term.
Expected volatilities are based on the historical volatility over the most recent three-year period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used in the Monte Carlo simulation used to value NTI's market condition awards as of December 31, 2015, are presented below:

Expected volatility	34.10%
Risk-free interest rate	0.84%
As of December 31, 2015, NTI had $1.0 million in accrued performance-based phantom common unit distributions included in accrued liabilities in the Consolidated Balance Sheet.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the LTIP common unit activity is set forth below:

	Restricted Units		Phantom Units
			Service-Based Units	Performance-Based Units	Total	Weighted Average Grant Date Fair Value
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Number of Units
Not vested at November 12, 2013	323,392	$26.99	—	—	—	$—
Awards granted	1,000	24.60	—	—	—	—
Awards vested	(17,873)	26.38	—	—	—	—
Awards forfeited	—	—	—	—	—	—
Not vested at December 31, 2013	306,519	27.02	—	—	—	—
Awards granted	486,893	24.31	351,470	—	351,470	26.99
Awards vested	(390,109)	25.99	(923)	—	(923)	27.01
Awards forfeited	(7,194)	25.21	(12,854)	—	(12,854)	27.01
Not vested at December 31, 2014	396,109	24.73	337,693	—	337,693	26.99
Awards granted	1,026	24.90	447,880	182,354	630,234	23.37
Incremental performance units	—	—	—	80,418	80,418	23.06
Awards vested	(205,711)	24.71	(112,446)	—	(112,446)	27.02
Awards forfeited	—	—	(91,245)	(2,082)	(93,327)	26.22
Not vested at December 31, 2015	191,424	24.75	581,882	260,690	842,572	24.00
As of December 31, 2015 and 2014, the total unrecognized compensation cost for NTI LTIP units was $16.1 million and $12.1 million, respectively.
Western Refining Logistics, LP 2013 Long-Term Incentive Plan
The Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "WNRL LTIP") provides, among other awards, for grants of phantom units and distribution equivalent rights ("DERs"). As of December 31, 2015, there were 4.2 million phantom units reserved for future grants under the WNRL LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. WNRL incurred unit-based compensation expense of $2.0 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively, and a nominal amount for the year ended December 31, 2013.
The fair value at grant date of non-vested phantom units outstanding as of December 31, 2015, was $7.9 million. The aggregate intrinsic value of phantom units was $6.9 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $6.2 million as of December 31, 2015, that is expected to be recognized over a weighted-average period of approximately 3.37 years.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of WNRL's unit award activity for the three years ended December 31, 2015, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2012	—	$—
Awards granted	10,908	22.00
Awards vested	—	—
Awards forfeited	—	—
Not vested at December 31, 2013	10,908	22.00
Awards granted	293,810	28.52
Awards vested	(10,908)	22.00
Awards forfeited	(13,559)	33.02
Not vested at December 31, 2014	280,251	28.30
Awards granted	72,005	28.33
Awards vested	(60,556)	28.95
Awards forfeited	(11,913)	30.78
Not vested at December 31, 2015	279,787	28.06

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
On various dates between March 26, 2014, and June 16, 2014, we delivered an aggregate of 22,759,243 shares of common stock to Noteholders to satisfy the conversion of the aggregate principal amount of Western Convertible Notes. See Note 15, Long-Term Debt, for additional information.
Between July 18, 2012 and December 31, 2015, our board of directors has approved five separate share repurchase programs authorizing us to repurchase up to $200 million, per program, of our outstanding common stock. Our board of directors approved our current share repurchase program in September of 2015 (the "September 2015 Program"). The November 2014 share repurchase program expired on November 3, 2015. The September 2015 program is scheduled to expire on December 31, 2016. Our common stock repurchase programs are subject to discontinuance by our board of directors at any time. As of December 31, 2015, we had not repurchased any shares of our common stock under the September 2015 Program.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our share repurchase activity for our share repurchase programs.

	July 2012 Program		April 2013 Program		January 2014 Program		November 2014 Program
	Number of shares purchased	Cost of share purchases (In thousands)	Number of shares purchased	Cost of share purchases (In thousands)	Number of shares purchased	Cost of share purchases (In thousands)	Number of shares purchased	Cost of share purchases (In thousands)
Shares purchased at December 31, 2012	3,324,135	$82,270	—	$—	—	$—	—	$—
Shares purchased during 2013	3,462,230	117,730	4,617,798	135,111	—	—	—	—
Shares purchased at December 31, 2013	6,786,365	200,000	4,617,798	135,111	—	—	—	—
Shares purchased during 2014 (1)	—	—	—	—	4,976,039	200,000	1,492,874	59,222
Shares purchased at December 31, 2014	6,786,365	200,000	4,617,798	135,111	4,976,039	200,000	1,492,874	59,222
Shares purchased during 2015	—	—	—	—	—	—	2,647,740	105,000
Shares purchased at December 31, 2015	6,786,365	$200,000	4,617,798	$135,111	4,976,039	$200,000	4,140,614	$164,222

(1)	The shares purchased during 2014 included 27,030 shares that we subsequently used to settle conversions of the Convertible Notes.
As of December 31, 2015, we had $200.0 million remaining in authorized expenditures under the September 2015 Program. Through December 31, 2015, we have purchased 20.5 million shares of our common stock under our share repurchase programs. As of February 19, 2016, we had $125.0 million remaining in authorized expenditures under the September 2015 Program.
Dividends
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
The table below summarizes our 2015 cash dividend declarations, payments and scheduled payments through December 31, 2015:

	Declaration Date	Record Date	Payment Date	Dividend per common share	Total Payment (in thousands)
First quarter	February 6	February 20	March 6	$0.30	$28,638
Second quarter	April 21	May 5	May 20	0.34	32,476
Third quarter	July 17	July 27	August 12	0.34	32,498
Fourth quarter	October 16	October 27	November 12	0.38	35,599
Total					$129,211
On January 6, 2016, our board of directors approved a cash dividend for the first quarter of 2016 of $0.38 per share of common stock in an aggregate payment of $35.6 million that was paid on February 4, 2016 to holders of record on January 20, 2016.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NTI Distributions
The table below summarizes NTI's 2015 quarterly distribution declarations, payments and scheduled payments through December 31, 2015:

Declaration Date	Record Date	Payment Date	Distribution per Unit
February 5	February 21	February 27	$0.49
May 5	May 18	May 29	1.08
August 4	August 17	August 28	1.19
November 3	November 16	November 25	1.04
Total			$3.80
On February 3, 2016, NTI declared a quarterly distribution of $0.38 per unit to common unitholders of record on February 12, 2016, payable on February 19, 2016.
WNRL Distributions
The table below summarizes WNRL's 2015 quarterly distribution declarations, payments and scheduled payments through December 31, 2015:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
January 30	February 13	February 23	$0.3325
May 1	May 15	May 26	0.3475
July 31	August 14	August 24	0.3650
October 30	November 13	November 23	0.3825
			$1.4275
In addition to its quarterly distributions, WNRL paid incentive distributions of $1.1 million for the year ended December 31, 2015 to Western as its General Partner and holder of its incentive distribution rights.
On February 1, 2016, WNRL declared a quarterly distribution of $0.3925 per unit to common unitholders of record on February 11, 2016, payable on February 26, 2016.

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
Diluted earnings per common share includes the effects of potentially dilutive shares that consist of unvested RSUs. These awards are non-participating securities due to the forfeitable nature of their associated dividend equivalent rights, prior to vesting and we do not consider the RSUs in the two-class method when calculating earnings per share.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The computation of basic and diluted earnings per share under the two-class method is presented below:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income attributable to Western Refining, Inc.	$406,756	$559,926	$275,994
Distributed earnings	(129,211)	(293,746)	(52,489)
Income allocated to participating securities	—	(3)	(814)
Distributed earnings allocated to participating securities	—	3	191
Undistributed income available to Western Refining, Inc.	$277,545	$266,180	$222,882
Weighted average number of common shares outstanding (1)	94,899	90,708	82,248
Basic earnings per common share:
Distributed earnings per share	$1.36	$3.24	$0.64
Undistributed earnings per share	2.92	2.93	2.71
Basic earnings per common share	$4.28	$6.17	$3.35

(1)
Excludes the weighted average number of common shares outstanding associated with participating securities of 884 shares and 300,490 shares for the years ended December 31, 2014 and 2013, respectively.

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Diluted earnings per common share:
Net income attributable to Western Refining, Inc.	$406,756	$559,926	$275,994
Tax effected interest related to convertible debt	—	8,010	16,864
Net income available to Western Refining, Inc., assuming dilution	$406,756	$567,936	$292,858
Weighted average number of diluted shares outstanding	94,999	101,190	104,904
Diluted earnings per common share	$4.28	$5.61	$2.79
The computation of the weighted average number of diluted shares outstanding is presented below:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Weighted average number of common shares outstanding	94,899	90,708	82,248
Common equivalent shares from Convertible Senior Notes	—	10,349	22,500
Restricted shares and share units	100	133	156
Weighted average number of diluted shares outstanding	94,999	101,190	104,904
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22. Cash Flows
Supplemental disclosures of cash flow information were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income taxes paid	$283,330	$227,953	$223,594
Interest paid, excluding amounts capitalized	95,012	83,943	48,751

Non-cash investing and financing activities were as follows:
Issuance of common shares for redemption of Western Convertible Notes	—	357,608	—
Accrued capital expenditures	53,361	9,189	—
Assets acquired through capital lease obligations	29,082	—	—
PP&E derecognized from sale leaseback continuing involvement release	1,773	—	—
Transfer of capital spares from fixed asset to inventory	1,490	—	—
Distributions accrued on unvested NTI equity awards	4,210	—	—

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
Periodically, we receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. We do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations or cash flows. As of December 31, 2015, and 2014, we had consolidated environmental accruals of $18.3 million and $18.5 million, respectively.
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
In May 2000, we entered into an Agreed Order with the TCEQ for remediation of the south side of our El Paso refinery property. We purchased a non-cancelable Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy that covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20.0 million, of which approximately $6.6 million remained as of December 31, 2015. In addition, a subsidiary of Chevron is obligated under a settlement agreement to pay 60% of any Agreed Order environmental clean-up costs that exceed the $20.0 million policy coverage.
In September 2011, we and the U.S. Environmental Protection Agency (the “EPA”) entered into a Consent Decree under the Petroleum Refinery Enforcement Initiative (“EPA Initiative”). Under the EPA Initiative, the EPA is investigating industry-

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

wide non-compliance with certain Clean Air Act rules. The EPA Initiative has resulted in many refiners entering into similar consent decrees typically requiring penalties and substantial capital expenditures for additional air pollution control equipment. The Consent Decree does not require any soil or groundwater remediation or clean-up.
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
We incurred $50.8 million in total capital expenditures between 2009 and 2013 to address the requirements of the 2005 NMED Amended Agreement. These capital expenditures were primarily for installation of emission controls on the heaters, boilers and Fluid Catalytic Cracking Unit ("FCCU") and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx and particulate matter from our Gallup refinery. We will incur additional capital expenditures to implement one or more FCCU emission offset projects to be completed by the end of 2017. We incurred $0.1 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively, to implement an FCC emission offset project. We paid penalties between 2009 and 2012 totaling $2.7 million.
Bloomfield 2007 NMED Remediation Order.In July 2007, we received a final administrative compliance order from the NMED alleging that releases of contaminants and hazardous substances that have occurred at the Bloomfield refinery over the course of its operation prior to June 1, 2007, have resulted in soil and groundwater contamination. Among other things, the order requires that we investigate the extent of such releases, perform interim remediation measures and implement corrective measures. Prior to July 2007, with the approval of the NMED and the New Mexico Oil Conservation Division, we placed into operation certain remediation measures that remain operational. As of December 31, 2015, we have expended $4.5 million and have accrued the remaining estimated costs of $3.5 million for implementing the investigation, interim measures and the reasonably known corrective actions of the order.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NTI
At December 31, 2015, and 2014, liabilities for remediation and closure obligations by NTI totaled $8.6 million and $8.7 million, respectively, of which $2.6 million and $2.9 million, respectively, are recorded on a discounted basis. These discounted liabilities are expected to be settled over at least the next 22 years. At December 31, 2015, the estimated future cash flows to settle these discounted liabilities totaled $3.2 million and are discounted at a rate of 2.74%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.1 million and $0.2 million at December 31, 2015, and 2014, respectively.
On June 3, 2014, the St. Paul Park refinery was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency ("MPCA") relating to its upgraded wastewater treatment plant at its St. Paul Park refinery. This permit required the refinery to conduct additional testing of its remaining lagoon. The testing was completed in the fourth quarter of 2014, following NTI's review of the test results and additional discussions with MPCA, NTI now regards the likelihood of future remediation and closure costs related to the lagoon as probable. At December 31, 2015 and 2014, NTI estimated the remediation and closure costs to be approximately $6.0 million and $5.8 million, respectively, subject to further engineering and methodology studies. In connection with NTI's December 2010 acquisition of the St. Paul Park refinery, among other assets, from the Marathon Petroleum Company LP ("Marathon"), NTI entered into an agreement with Marathon that required Marathon to share in the future remediation costs of this lagoon, should they be required. During the third quarter of 2015, NTI entered into a settlement and release agreement with Marathon and received $3.5 million pursuant to this settlement that NTI recorded as a reduction of direct operating expenses.
Tax Matters
See Note 16, Income Taxes, to these consolidated financial statements for additional information on tax examinations.
Union Matters
During 2014, we successfully negotiated a collective bargaining agreement covering employees at the Gallup refinery that expires in 2020. During 2015, We successfully negotiated a new collective bargaining agreement covering employees at the El Paso refinery that is scheduled to expire in April of 2021. While all of the collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse effect on our business, financial condition and results of operations.
NTI's refining business has 185 employees associated with its operations that are covered by a collective bargaining agreement that expires in December 2016. NTI's retail business has 25 employees associated with its operations that are covered by a collective bargaining agreement that expires in August 2017.
Other Matters
The EPA has issued Renewable Fuels Standards ("RFS"), that require us and other refiners to blend renewable fuels into the refined products produced at our refineries. Annually, the EPA is required to establish a volume of renewable fuels that refineries must blend into their refined petroleum fuels. However, the EPA has not established the final renewable blending volume level for 2014 or 2015. To the extent we are unable to blend at the rate necessary to satisfy the EPA mandated volume, we purchase Renewable Identification Numbers ("RINs"). The purchase price for RINs is volatile and may vary significantly from period to period. Historically, the cost of purchased RINs has not had a significant impact on our operating results. We anticipate that 2014 and 2015 will be consistent with this history. The net cost of meeting our estimated renewable volume obligations, including sales and purchases of RINs, was $35.5 million, $28.2 million and $30.5 million for the year ended December 31, 2015, 2014 and 2013, respectively.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24. Concentration of Risk
We sell a variety of refined products to a diverse customer base. Our total sales to Kroger Company accounted for 11.4% of consolidated net sales for the year ended December 31, 2013. No single customer accounted for more than 10% of consolidated net sales for the years ended December 31, 2015 and 2014.
All sales were domestic sales in the United States, except for sales of gasoline and diesel fuel for export into Mexico. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company, and accounted for approximately 6.3%, 5.5% and 8.5% of consolidated sales during the years ended December 31, 2015, 2014 and 2013, respectively.

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
In the normal course of business, we also have long-term commitments to purchase products and services, such as natural gas, electricity, water and transportation services for use by our refineries and logistics assets at market-based rates. We are also party to various refined product and crude oil supply and exchange agreements.
Under a sulfuric acid regeneration and sulfur gas processing agreement with The Chemours Company FC, LLC ("Chemours"), Chemours constructed and operates two sulfuric acid regeneration units on property we leased to Chemours within our El Paso refinery. Our annual estimated cost for processing sulfuric acid and sulfur gas under this agreement is $15.7 million through March of 2028.
In November 2007, we entered into a ten-year lease agreement for office space in downtown El Paso, Texas. The building serves as our headquarters. In December 2007, we entered into an eleven-year lease agreement for an office building in Tempe, Arizona. The building centralized our operational and administrative offices in the Phoenix area.
We are party to 37 capital leases, with initial terms of 20 years, expiring in 2017 through 2035. The current portion of our capital lease obligation of $1.0 million and $0.6 million is included in accrued liabilities and the non-current portion of $53.2 million and $27.5 million is included in lease financing obligations in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively. The capital lease obligations include a deferred gain of $2.3 million. These capital leases were discounted using annual rates of 3.24% to 10.51%. Total remaining interest related to these leases was $44.1 million and $21.6 million at December 31, 2015, and 2014, respectively. Annual payments, including interest, for the next five years are approximately $5.2 million annually with the remaining $70.3 million due through 2035. Of the 37 capital leases, 18 are NTI obligations with annual lease payments, including interest, that average $1.3 million annually through the end of 2020 with the remaining $13.5 million due through 2035. There is no recourse to Western on the NTI capital leases. The remaining nineteen capital leases are held by our retail segment and make up the balance of the annual payments for the periods noted above.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our future minimum lease commitments under capital leases and non-cancelable operating leases that have lease terms of one year or more (in thousands) as of December 31, 2015:

	Operating	Capital
2016	$58,885	$5,256
2017	52,828	5,030
2018	49,495	5,054
2019	44,407	5,164
2020	40,218	5,351
2021 and thereafter	340,046	70,289
Total minimum lease payments	$585,879	96,144
Less amount that represents interest		44,134
Present value of net minimum capital lease payments		$52,010
Total rental expense was $64.7 million, $53.7 million and $23.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Contingent rentals and subleases were not significant in any year.

26. Related Party Transactions
We lease office space in a building located in El Paso, Texas that is owned by an entity controlled by one of our officers. The lease agreement expires in May 2017. Under the terms of the lease, we make annual payments of $0.2 million. For the years ended December 31, 2015, 2014 and 2013, we made rental payments under this lease to the related party of $0.2 million. We have no amounts due as of December 31, 2015, related to this lease agreement.
Beginning on September 30, 2014, NTI began paying MPL for transportation services at published tariff rates. During the year ended December 31, 2015, NTI incurred $55.4 million and $12.6 million in crude transportation costs with MPL for the years ended December 31, 2015 and 2014, respectively. Prior to September 30, 2014, NTI had a crude oil supply and logistics agreement with a third-party and had no direct supply transactions with MPL prior to this date. NTI's Chief Executive Officer is a member of MPL's board of managers.

27. Condensed Consolidating Financial Information
Separate condensed consolidating financial information of Western Refining, Inc. (the “Parent”), subsidiary guarantors and non-guarantors are presented below. At December 31, 2015, the Parent and certain subsidiary guarantors have fully and unconditionally guaranteed our Western 2021 Senior Unsecured Notes on a joint and several basis. NTI and WNRL are subsidiaries that have not guaranteed the Western 2021 Senior Unsecured Notes. As a result of the Parent and certain subsidiaries' guarantee arrangements, we are required to present the following condensed consolidating financial information that should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Due to the retrospective adjustments of financial position, results of operations and cash flows from the guarantor to the non-guarantor entities resulting from the TexNew Mex Pipeline Transaction, we have revised the condensed consolidating financial information for all periods presented. See Note 1, Organization and Basis of Presentation, and Note 29, Western Refining Logistics, LP, for additional information on this transaction. Additionally, the condensed consolidating financial information has been revised for the retrospective adoption of accounting standards. See Note 2, Summary of Accounting Policies, for additional information on these recent accounting pronouncements.
NTI and WNRL are publicly held master limited partnerships. As of December 31, 2015, we owned a 38.4% limited partnership interest in NTI and a 66.4% limited partnership interest in WNRL, and the non-financial general partner interests of both entities. We are the primary beneficiary of WNRL's earnings and cash flows. We exercise control of both NTI and WNRL through our 100% ownership of the respective general partners. Accordingly, NTI and WNRL are consolidated with the other accounts of Western.
Our transactions with WNRL, including fees paid under our pipeline, terminalling and services agreements, are eliminated and have no impact on our condensed consolidated financial statements. All intercompany accounts and transactions with NTI and WNRL are eliminated in our condensed consolidated financial statements.
NTI's long-term debt is comprised of its NTI 2020 Secured Notes and the NTI Revolving Credit Facility. NTI creditors under the NTI 2020 Secured Notes and the NTI Revolving Credit Facility have no recourse to the Parent's assets except to the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
WNRL's long-term debt is comprised of the WNRL 2023 Senior Notes and the WNRL Revolving Credit Facility. With the exception of the assets of Western Refining Logistic GP, LLC, the general partner of WNRL, creditors have no recourse to our assets. Any recourse to WNRL’s general partner would be limited to the extent of Western Refining Logistic GP, LLC’s assets which, other than its investment and incentive distribution rights in WNRL, are not significant. Furthermore, our creditors have no recourse to the assets of WNRL and its consolidated subsidiaries. See Note 15, Long-Term Debt, for a description of WNRL’s debt obligations.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$656,966	$115,515	$—	$772,502
Accounts receivable, trade, net of a reserve for doubtful accounts	—	122,593	236,644	—	359,237
Accounts receivable, affiliate	—	55,550	3,505	(59,055)	—
Inventories	—	311,589	235,949	—	547,538
Prepaid expenses	—	55,699	17,514	—	73,213
Other current assets	—	135,139	34,589	—	169,728
Total current assets	21	1,337,536	643,716	(59,055)	1,922,218
Restricted cash	—	69,106	—	—	69,106
Equity method investment	—	—	97,513	—	97,513
Property, plant and equipment, net	—	1,099,787	1,205,384	—	2,305,171
Goodwill	—	—	1,289,443	—	1,289,443
Intangible assets, net	—	31,401	53,544	—	84,945
Investment in subsidiaries	3,964,578	—	—	(3,964,578)	—
Due from affiliate	—	1,797,047	—	(1,797,047)	—
Other assets, net	—	42,166	22,831	—	64,997
Total assets	$3,964,599	$4,377,043	$3,312,431	$(5,820,680)	$5,833,393
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$262,550	$291,407	$—	$553,957
Accounts payable, affiliate	920	—	58,135	(59,055)	—
Accrued liabilities	5,508	142,257	100,630	—	248,395
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	11,928	404,807	450,172	(59,055)	807,852
Long-term liabilities:
Long-term debt, less current portion	856,327	—	788,567	—	1,644,894
Due to affiliate	1,797,047	—	—	(1,797,047)	—
Lease financing obligation	—	42,168	11,064	—	53,232
Deferred income tax liability, net	—	275,634	37,280	—	312,914
Deficit in subsidiaries	—	395,774	—	(395,774)	—
Other liabilities	—	63,674	4,921	—	68,595
Total long-term liabilities	2,653,374	777,250	841,832	(2,192,821)	2,079,635
Equity:
Equity - Western	1,299,297	3,194,986	373,818	(3,568,804)	1,299,297
Equity - Non-controlling interest	—	—	1,646,609	—	1,646,609
Total equity	1,299,297	3,194,986	2,020,427	(3,568,804)	2,945,906
Total liabilities and equity	$3,964,599	$4,377,043	$3,312,431	$(5,820,680)	$5,833,393

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$288,986	$142,152	$—	$431,159
Accounts receivable, trade, net of a reserve for doubtful accounts	—	178,786	288,741	—	467,527
Accounts receivable, affiliate	5,035	1,710,103	2,045	(1,717,183)	—
Inventories	—	379,563	249,674	—	629,237
Prepaid expenses	—	69,580	18,835	—	88,415
Other current assets	—	128,564	23,561	—	152,125
Total current assets	5,056	2,755,582	725,008	(1,717,183)	1,768,463
Restricted cash	—	167,009	—	—	167,009
Equity method investment	—	—	96,080	—	96,080
Property, plant and equipment, net	—	983,562	1,169,627	—	2,153,189
Goodwill	—	—	1,289,443	—	1,289,443
Intangible assets, net	—	31,586	54,366	—	85,952
Investment in subsidiaries	3,637,607	—	—	(3,637,607)	—
Other assets, net	—	67,652	14,398	—	82,050
Total assets	$3,642,663	$4,005,391	$3,348,922	$(5,354,790)	$5,642,186
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$347,133	$334,670	$—	$681,803
Accounts payable, affiliate	1,656,412	—	60,771	(1,717,183)	—
Accrued liabilities	5,506	179,922	83,021	—	268,449
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	1,667,418	527,055	478,462	(1,717,183)	955,752
Long-term liabilities:
Long-term debt, less current portion	855,537	—	619,128	—	1,474,665
Lease financing obligation	—	18,860	8,629	—	27,489
Deferred income tax liability, net	—	317,530	37,279	—	354,809
Deficit in subsidiaries	—	248,375	—	(248,375)	—
Other liabilities	—	36,530	5,297	—	41,827
Total long-term liabilities	855,537	621,295	670,333	(248,375)	1,898,790
Equity:
Equity - Western	1,119,708	2,857,041	532,191	(3,389,232)	1,119,708
Equity - Non-controlling interest	—	—	1,667,936	—	1,667,936
Total equity	1,119,708	2,857,041	2,200,127	(3,389,232)	2,787,644
Total liabilities and equity	$3,642,663	$4,005,391	$3,348,922	$(5,354,790)	$5,642,186

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$7,543,712	$5,602,023	$(3,358,699)	$9,787,036
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	6,358,612	4,521,462	(3,358,699)	7,521,375
Direct operating expenses (exclusive of depreciation and amortization)	—	443,010	459,915	—	902,925
Selling, general and administrative expenses	189	118,585	106,471	—	225,245
Loss (gain) and impairments on disposal of assets, net	—	620	(569)	—	51
Maintenance turnaround expense	—	2,024	—	—	2,024
Depreciation and amortization	—	99,642	105,649	—	205,291
Total operating costs and expenses	189	7,022,493	5,192,928	(3,358,699)	8,856,911
Operating income (loss)	(189)	521,219	409,095	—	930,125
Other income (expense):
Equity in earnings (loss) of subsidiaries	461,049	42,470	—	(503,519)	—
Interest income	—	389	314	—	703
Interest expense and other financing costs	(54,104)	(2,717)	(48,782)	—	(105,603)
Other, net	—	492	12,669	—	13,161
Income (loss) before income taxes	406,756	561,853	373,296	(503,519)	838,386
Provision for income taxes	—	(223,908)	(47)	—	(223,955)
Net income (loss)	406,756	337,945	373,249	(503,519)	614,431
Less net income attributed to non-controlling interests	—	—	207,675	—	207,675
Net income (loss) attributable to Western Refining, Inc.	$406,756	$337,945	$165,574	$(503,519)	$406,756
Comprehensive income attributable to Western Refining, Inc.	$406,756	$338,600	$166,861	$(503,519)	$408,698

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$11,004,242	$8,749,303	$(4,599,972)	$15,153,573
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	9,531,146	7,772,189	(4,583,372)	12,719,963
Direct operating expenses (exclusive of depreciation and amortization)	—	425,428	441,806	(16,600)	850,634
Selling, general and administrative expenses	186	114,080	111,754	—	226,020
Affiliate severance costs	—	—	12,878	—	12,878
Loss (gain) and impairments on disposal of assets, net	—	8,465	65	—	8,530
Maintenance turnaround expense	—	48,469	—	—	48,469
Depreciation and amortization	—	93,835	96,731	—	190,566
Total operating costs and expenses	186	10,221,423	8,435,423	(4,599,972)	14,057,060
Operating income (loss)	(186)	782,819	313,880	—	1,096,513
Other income (expense):
Equity in earnings (loss) of subsidiaries	630,407	51,747	—	(682,154)	—
Interest income	—	795	393	—	1,188
Interest expense and other financing costs	(70,286)	(1,044)	(25,732)	—	(97,062)
Loss on extinguishment of debt	(9)	—	—	—	(9)
Other, net	—	(604)	2,650	—	2,046
Income (loss) before income taxes	559,926	833,713	291,191	(682,154)	1,002,676
Provision for income taxes	—	(292,145)	(459)	—	(292,604)
Net income (loss)	559,926	541,568	290,732	(682,154)	710,072
Less net income attributed to non-controlling interests	—	—	150,146	—	150,146
Net income (loss) attributable to Western Refining, Inc.	$559,926	$541,568	$140,586	$(682,154)	$559,926
Comprehensive income attributable to Western Refining, Inc.	$559,926	$541,091	$140,122	$(682,154)	$558,985

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$10,387,943	$4,351,217	$(4,653,090)	$10,086,070
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	9,201,577	4,128,924	(4,640,279)	8,690,222
Direct operating expenses (exclusive of depreciation and amortization)	—	365,840	170,807	(12,811)	523,836
Selling, general and administrative expenses	185	110,727	26,119	—	137,031
Loss (gain) and impairments on disposal of assets, net	—	(4,999)	10	—	(4,989)
Maintenance turnaround expense	—	50,249	—	—	50,249
Depreciation and amortization	—	90,593	27,255	—	117,848
Total operating costs and expenses	185	9,813,987	4,353,115	(4,653,090)	9,514,197
Operating income (loss)	(185)	573,956	(1,898)	—	571,873
Other income (expense):
Equity in earnings (loss) of subsidiaries	391,526	(42,479)	—	(349,047)	—
Interest income	—	697	49	—	746
Interest expense and other financing costs	(68,574)	(802)	(5,205)	—	(74,581)
Loss on extinguishment of debt	(46,773)	—	—	—	(46,773)
Other, net	—	392	1,822	—	2,214
Income (loss) before income taxes	275,994	531,764	(5,232)	(349,047)	453,479
Provision for income taxes	—	(153,830)	(95)	—	(153,925)
Net income (loss)	275,994	377,934	(5,327)	(349,047)	299,554
Less net income attributed to non-controlling interests	—	—	23,560	—	23,560
Net income (loss) attributable to Western Refining, Inc.	$275,994	$377,934	$(28,887)	$(349,047)	$275,994
Comprehensive income (loss) attributable to Western Refining, Inc.	$275,994	$378,621	$(28,750)	$(349,047)	$276,818

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$87,364	$433,863	$502,676	$(180,820)	$843,083
Cash flows from investing activities:
Capital expenditures	—	(157,600)	(134,820)	1,557	(290,863)
Contributions to affiliate	—	(178,243)	—	178,243	—
Proceeds from the sale of assets	—	2,028	643	(1,557)	1,114
Increase in restricted cash	—	(170,000)	—	—	(170,000)
Use of restricted cash	—	267,903	—	—	267,903
Net cash provided by (used in) investing activities	—	(235,912)	(134,177)	178,243	(191,846)
Cash flows from financing activities:
Additions to long-term debt	—	—	300,000	—	300,000
Payments on long-term debt and capital lease obligations	(5,500)	(842)	(1,026)	—	(7,368)
Borrowings on revolving credit facility	—	—	145,000	—	145,000
Repayments of revolving credit facility	—	—	(269,000)	—	(269,000)
Contributions from affiliate	152,347	—	25,896	(178,243)	—
Distribution to non-controlling interest holders	—	—	(238,366)	—	(238,366)
Deferred financing costs	—	—	(6,820)	—	(6,820)
Distribution to affiliate	—	—	(180,820)	180,820	—
Purchases of common stock for treasury	(105,000)	—	—	—	(105,000)
Dividends paid	(129,211)	—	—	—	(129,211)
Convertible debt redemption	—	—	—	—	—
Distribution to Western Refining, Inc.	—	170,000	(170,000)	—	—
Excess tax benefit from stock-based compensation	—	871	—	—	871
Net cash provided by (used in) financing activities	(87,364)	170,029	(395,136)	2,577	(309,894)
Net increase (decrease) in cash and cash equivalents	—	367,980	(26,637)	—	341,343
Cash and cash equivalents at beginning of year	21	288,986	142,152	—	431,159
Cash and cash equivalents at end of year	$21	$656,966	$115,515	$—	$772,502

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(54,846)	$520,972	$403,087	$(131,580)	$737,633
Cash flows from investing activities:
Capital expenditures	—	(99,204)	(124,067)	—	(223,271)
Proceeds from the sale of assets	—	1,260	676	—	1,936
Return of capital from equity method investment	—	—	7,480	—	7,480
Contributions to affiliate	—	(678,628)	(93,546)	772,174	—
Increase in restricted cash	—	(320,000)	—	—	(320,000)
Use of restricted cash	—	152,991	—	—	152,991
Net cash provided by (used in) investing activities	—	(943,581)	(209,457)	772,174	(380,864)
Cash flows from financing activities:
Additions to long-term debt	—	—	79,311	—	79,311
Payments on long-term debt and capital lease obligations	(5,759)	—	(313)	—	(6,072)
Borrowings on revolving credit facility	—	—	269,000	—	269,000
Contributions from affiliate	618,564	93,546	60,064	(772,174)	—
Distribution to non-controlling interest holders	—	—	(173,637)	—	(173,637)
Deferred financing costs	(4,182)	—	(5,467)	—	(9,649)
Distribution to affiliate	—	—	(131,580)	131,580	—
Purchases of common stock for treasury	(259,222)	—	—	—	(259,222)
Dividends paid	(293,746)	—	—	—	(293,746)
Convertible debt redemption	(809)	—	—	—	(809)
Distribution to Western Refining, Inc.	—	320,000	(320,000)	—	—
Excess tax benefit from stock-based compensation	—	1,144	—	—	1,144
Net cash provided by (used in) financing activities	54,846	414,690	(222,622)	(640,594)	(393,680)
Net decrease in cash and cash equivalents	—	(7,919)	(28,992)	—	(36,911)
Cash and cash equivalents at beginning of year	21	296,905	171,144	—	468,070
Cash and cash equivalents at end of year	$21	$288,986	$142,152	$—	$431,159

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$541,738	$(149,406)	$48,821	$—	$441,153
Cash flows from investing activities:
Capital expenditures	—	(112,968)	(92,709)	—	(205,677)
Proceeds from the sale of assets	—	7,439	36	—	7,475
Return of capital from equity method investment	—	—	1,140	—	1,140
Northern Tier Energy acquisition, net of cash acquired	(775,000)	—	76,177	—	(698,823)
Contributions to affiliate	—	(155,347)	—	155,347	—
Net cash provided by (used in) investing activities	(775,000)	(260,876)	(15,356)	155,347	(895,885)
Cash flows from financing activities:
Additions to long-term debt	900,000	—	—	—	900,000
Payments on long-term debt and capital lease obligations	(325,163)	—	(206)	—	(325,369)
Repayments of revolving credit facility	—	—	(50,000)	—	(50,000)
Distribution to non-controlling interest holders	—	—	(28,575)	—	(28,575)
Debt retirement fees	(24,396)	—	—	—	(24,396)
Deferred financing costs	(26,030)	—	(2,616)	—	(28,646)
Contributions from affiliate	14,538	—	140,809	(155,347)	—
Purchases of common stock for treasury	(252,841)	—	—	—	(252,841)
Dividends paid	(52,489)	—	—	—	(52,489)
Convertible debt redemption	(357)	—	—	—	(357)
Net proceeds from issuance of WNRL common units	—	—	323,146	—	323,146
Distribution to Western Refining, Inc.	—	244,884	(244,884)	—	—
Excess tax benefit from stock-based compensation	—	8,362	—	—	8,362
Net cash provided by (used in) financing activities	233,262	253,246	137,674	(155,347)	468,835
Net increase (decrease) in cash and cash equivalents	—	(157,036)	171,139	—	14,103
Cash and cash equivalents at beginning of year	21	453,941	5	—	453,967
Cash and cash equivalents at end of year	$21	$296,905	$171,144	$—	$468,070

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Due to the change in the guarantor structure resulting from the TexNew Mex Pipeline Transaction, we have revised the condensed consolidating financial information for all periods presented. See Note 29, Western Refining Logistics, LP, for additional information on this transaction. The application of this adjustment to the prior year condensed consolidating financial information is summarized as follows:
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2014
(In thousands)

	As Previously Reported	Adjustment	Revised
Parent	$3,637,607	$—	$3,637,607
Guarantor subsidiaries	(354,686)	106,311	(248,375)
Non-guarantor subsidiaries	—	—	—
Eliminations	(3,282,921)	(106,311)	(3,389,232)
Investment (deficit) in subsidiaries	$—	$—	$—

Parent	$3,676,126	$(33,463)	$3,642,663
Guarantor subsidiaries	4,118,796	(113,405)	4,005,391
Non-guarantor subsidiaries	3,242,338	106,584	3,348,922
Eliminations	(5,354,702)	(88)	(5,354,790)
Total assets	$5,682,558	$(40,372)	$5,642,186

Parent	$2,556,418	$(33,463)	$2,522,955
Guarantor subsidiaries	1,261,755	(113,405)	1,148,350
Non-guarantor subsidiaries	1,148,522	273	1,148,795
Eliminations	(2,071,781)	106,223	(1,965,558)
Total liabilities	$2,894,914	$(40,372)	$2,854,542

Parent	$1,119,708	$—	$1,119,708
Guarantor subsidiaries	2,857,041	—	2,857,041
Non-guarantor subsidiaries	2,093,816	106,311	2,200,127
Eliminations	(3,282,921)	(106,311)	(3,389,232)
Total equity	$2,787,644	$—	$2,787,644

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2014
(In thousands)

	As Previously Reported	Adjustment	Revised
Parent	$630,407	$—	$630,407
Guarantor subsidiaries	55,944	(4,197)	51,747
Non-guarantor subsidiaries	—	—	—
Eliminations	(686,351)	4,197	(682,154)
Equity in earnings (loss) of subsidiaries	$—	$—	$—

Parent	559,926	—	559,926
Guarantor subsidiaries	541,568	—	541,568
Non-guarantor subsidiaries	144,783	(4,197)	140,586
Eliminations	(686,351)	4,197	(682,154)
Net income (loss) attributable to Western Refining, Inc.	$559,926	$—	$559,926

Parent	$559,926	$—	$559,926
Guarantor subsidiaries	541,091	—	541,091
Non-guarantor subsidiaries	144,319	(4,197)	140,122
Eliminations	(686,351)	4,197	(682,154)
Comprehensive income attributable to Western Refining, Inc.	$558,985	$—	$558,985

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2013
(In thousands)

	As Previously Reported	Adjustment	Revised
Parent	$391,526	$—	$391,526
Guarantor subsidiaries	(41,546)	(933)	(42,479)
Non-guarantor subsidiaries	—	—	—
Eliminations	(349,980)	933	(349,047)
Equity in earnings (loss) of subsidiaries	$—	$—	$—

Parent	275,994	—	275,994
Guarantor subsidiaries	377,934	—	377,934
Non-guarantor subsidiaries	(27,954)	(933)	(28,887)
Eliminations	(349,980)	933	(349,047)
Net income (loss) attributable to Western Refining, Inc.	$275,994	$—	$275,994

Parent	$275,994	$—	$275,994
Guarantor subsidiaries	378,621	—	378,621
Non-guarantor subsidiaries	(27,817)	(933)	(28,750)
Eliminations	(349,980)	933	(349,047)
Comprehensive income attributable to Western Refining, Inc.	$276,818	$—	$276,818

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(In thousands)

	As Previously Reported	Adjustment	Revised
Parent	$(54,846)	$—	$(54,846)
Guarantor subsidiaries	517,756	3,216	520,972
Non-guarantor subsidiaries	406,303	(3,216)	403,087
Eliminations	(131,580)	—	(131,580)
Net cash provided by (used in) operating activities	$737,633	$—	$737,633

Parent	—	—	—
Guarantor subsidiaries	(940,365)	(3,216)	(943,581)
Non-guarantor subsidiaries	(152,609)	(56,848)	(209,457)
Eliminations	712,110	60,064	772,174
Net cash provided by (used in) investing activities	$(380,864)	$—	$(380,864)

Parent	$54,846	$—	$54,846
Guarantor subsidiaries	414,690	—	414,690
Non-guarantor subsidiaries	(282,686)	60,064	(222,622)
Eliminations	(580,530)	(60,064)	(640,594)
Net cash provided by (used in) financing activities	$(393,680)	$—	$(393,680)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(In thousands)

	As Previously Reported	Adjustment	Revised
Parent	$541,154	$584	$541,738
Guarantor subsidiaries	(152,532)	3,126	(149,406)
Non-guarantor subsidiaries	52,531	(3,710)	48,821
Eliminations	—	—	—
Net cash provided by (used in) operating activities	$441,153	$—	$441,153

Parent	(775,000)	—	(775,000)
Guarantor subsidiaries	(257,750)	(3,126)	(260,876)
Non-guarantor subsidiaries	(2,929)	(12,427)	(15,356)
Eliminations	139,794	15,553	155,347
Net cash provided by (used in) investing activities	$(895,885)	$—	$(895,885)

Parent	$233,846	$(584)	$233,262
Guarantor subsidiaries	253,246	—	253,246
Non-guarantor subsidiaries	121,537	16,137	137,674
Eliminations	(139,794)	(15,553)	(155,347)
Net cash provided by (used in) financing activities	$468,835	$—	$468,835

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

28. Quarterly Financial Information (Unaudited)
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. During 2015 and 2014, the volatility in crude oil prices and refining margins also contributed to the variability of our results of operations for the four calendar quarters.
The quarterly financial data for the years ended December 31, 2015, and 2014 is presented below.

	Year Ended December 31, 2015
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands, except for per share data)
Net sales	$2,318,730	$2,828,892	$2,569,090	$2,070,324
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,741,310	2,177,887	1,895,772	1,706,406
Direct operating expenses (exclusive of depreciation and amortization)	215,311	224,723	234,440	228,451
Selling, general and administrative expenses	55,803	59,540	54,465	55,437
Loss (gain) and impairments on disposal of assets, net	282	(387)	(52)	208
Maintenance turnaround expense	105	593	490	836
Depreciation and amortization	49,926	51,143	51,377	52,845
Total operating costs and expenses	2,062,737	2,513,499	2,236,492	2,044,183
Operating income	255,993	315,393	332,598	26,141
Other income (expense):
Interest income	163	201	186	153
Interest expense and other financing costs	(24,957)	(27,316)	(26,896)	(26,434)
Other, net	3,206	4,024	4,327	1,604
Income before income taxes	234,405	292,302	310,215	1,464
Provision for income taxes	(59,437)	(78,435)	(92,117)	6,034
Net income	174,968	213,867	218,098	7,498
Less net income (loss) attributed to non-controlling interests	68,979	79,948	64,795	(6,047)
Net income attributable to Western Refining, Inc.	$105,989	$133,919	$153,303	$13,545
Basic earnings per common share	$1.11	$1.40	$1.61	$0.14
Diluted earnings per common share	$1.11	$1.40	$1.61	$0.14

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2014
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands, except for per share data)
Net sales	$3,725,143	$4,351,290	$4,052,324	$3,024,816
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	3,160,737	3,731,169	3,379,555	2,448,502
Direct operating expenses (exclusive of depreciation and amortization)	198,349	203,463	218,183	230,639
Selling, general and administrative expenses	58,732	54,640	57,206	55,442
Affiliate severance costs	9,399	3,479	—	—
Loss (gain) and impairments on disposal of assets, net	886	119	(66)	7,591
Maintenance turnaround expense	46,446	—	1,883	140
Depreciation and amortization	46,410	47,848	46,910	49,398
Total operating costs and expenses	3,520,959	4,040,718	3,703,671	2,791,712
Operating income	204,184	310,572	348,653	233,104
Other income (expense):
Interest income	195	221	483	289
Interest expense and other financing costs	(28,957)	(27,801)	(18,250)	(22,054)
Loss on extinguishment of debt	(8)	(1)	—	—
Other, net	1,482	983	(2,816)	2,397
Income before income taxes	176,896	283,974	328,070	213,736
Provision for income taxes	(49,199)	(93,407)	(80,713)	(69,285)
Net income	127,697	190,567	247,357	144,451
Less net income attributed to non-controlling interests	42,151	33,871	60,608	13,516
Net income attributable to Western Refining, Inc.	$85,546	$156,696	$186,749	$130,935
Basic earnings per common share	$1.07	$1.88	$1.85	$1.34
Diluted earnings per common share	$0.88	$1.56	$1.84	$1.33

29. Western Refining Logistics, LP
WNRL is a publicly traded limited partnership that owns, operates, develops and acquires logistics assets and related businesses. WNRL's assets consist of pipeline and gathering assets and terminalling, transportation and storage assets, including approximately 685 miles of pipelines and approximately 8.2 million barrels of active storage capacity, as well as other assets in the Southwestern portion of the U.S. The majority of WNRL's assets are integral to the operations of Western's refineries located in El Paso, Texas and near Gallup, New Mexico.
At December 31, 2015, we held a 66.4% limited partner interest in WNRL including a non-economic general partner interest. This interest included 8,579,623 common partnership units and 22,811,000 subordinated partnership units. All intercompany transactions with WNRL are eliminated upon consolidation.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

distance between the applicable pick-up and delivery points plus monthly fuel adjustments and customary applicable surcharges.
TexNew Mex Pipeline System Acquisition
On October 30, 2015, we sold to WNRL a 375 mile segment of the TexNew Mex Pipeline System that extends from WNRL's crude oil station in Star Lake, New Mexico, in the Four Corners region to its T station in Eddy County, New Mexico. We also sold an 80,000 barrel crude oil storage tank located at WNRL's crude oil pumping station in Star Lake, New Mexico and certain other related assets. WNRL acquired these assets from us in exchange for $170 million in cash and 421,031 common units representing limited partner interests in WNRL and 80,000 TexNew Mex Units.
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

30. NTI
2013 NTI Acquisition
On November 12, 2013, Western purchased all of the interests in NT InterHoldCo LLC, a wholly-owned subsidiary of Northern Tier Holdings LLC, that holds all of the membership interests in NTI and 35,622,500 common units representing a 38.7% limited partner interest in NTI for a purchase price of $775 million. The purchase price, including transaction expenses, was funded by a $550 million term loan and $242 million in cash.
NTI's assets are located in the Upper Great Plains region and include a refinery in St. Paul Park, Minnesota that has a 98,000 barrel per day refining capacity. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold to markets primarily located in the Upper Great Plains of the United States. NTI also operates convenience stores under the SuperAmerica brand that are primarily located in Minnesota and Wisconsin and sells gasoline, merchandise and in some locations, diesel fuel.
The allocation of the purchase price of NTI is summarized as follows (in thousands):

Net working capital	$95,937
Property, plant and equipment	916,705
Intangible assets	45,800
Other assets	114,000
Long-term debt	(278,438)
Other liabilities	(50,743)
Non-controlling interest	(1,357,704)
Fair value of net assets acquired	(514,443)
Goodwill	1,289,443
Purchase price	$775,000

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The consolidated statements of operations include the results of NTI’s operations beginning on November 12, 2013. The following unaudited pro forma information assumes that (i) the acquisition of NTI occurred on January 1, 2013; (ii) $550.0 million was borrowed to fund the 2013 NTI Acquisition on January 1, 2013, resulting in increased financing costs of $23.9 million for the year ended December 31, 2013; (iii) $36.7 million increased depreciation and amortization expense for the year ended December 31, 2013 for the increased estimated fair values of assets acquired beginning January 1, 2013; and (iv) income tax expense increased as a result of the increased operating income offset by increased depreciation, amortization and interest expense of $22.1 million for the year ended December 31, 2013.

Unaudited Pro Forma for the Year Ended December 31, 2013
(In thousands, except per share data)
Net sales	$14,044,131
Operating income	746,699
Net income	413,375

Basic earnings per share	$3.56
Diluted earnings per share	2.96
NTI Merger Agreement
On December 21, 2015, Western entered into the Merger Agreement, by and among Western, Western Acquisition Co, LLC, a Delaware limited liability company and wholly-owned subsidiary of Western (“MergerCo”), NTI and Northern Tier Energy GP LLC, the general partner of NTI and a wholly-owned subsidiary of Western (“NTI GP”). Upon the terms and subject to the conditions set forth in the Merger Agreement, MergerCo will merge with and into NTI, the separate limited liability company existence of MergerCo will cease and NTI will continue to exist, as a limited partnership under Delaware law and as an indirect wholly-owned subsidiary of Western, as the surviving entity in the Merger.
NT InterHoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Western (“NT InterHoldCo”), owns 100% of the membership interests in NTI GP and approximately 38.4% of NTI’s outstanding common units representing limited partner interests in NTI (“NTI Common Units”). NT InterHoldCo also owns 100% of the membership interests in Western Acquisition Holdings, LLC, a Delaware limited liability company and holder of 100% of the membership interests in MergerCo (“MergerCo HoldCo”). Following the Merger, NTI GP will remain the sole general partner of NTI, the NTI Common Units held by Western and its subsidiaries will be unchanged and remain issued and outstanding, and, by virtue of the Merger, all of the membership interests in MergerCo will automatically be converted into the number of NTI Common Units (excluding any NTI Common Units owned by Western and its subsidiaries) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”). Consequently, NT InterHoldCo and its wholly-owned subsidiary, MergerCo HoldCo, will become the sole limited partners of NTI. At the Effective Time, each of the outstanding NTI Common Units held by the NTI Public Unitholders will be converted into the right to receive, subject to election by the NTI Public Unitholders and proration, (i) $15.00 in cash without interest and 0.2986 of a share of Western’s common stock, par value $0.01 per share (“Western Common Stock”) (the “Standard Mix of Consideration”), (ii) $26.06 in cash without interest (the “Cash Election”), or (iii) 0.7036 of a share of Western Common Stock (the “Stock Election”). The Cash and Stock Elections will be subject to proration to ensure that the total amount of cash paid and the total number of shares of Western Common Stock issued and delivered (which may include shares of Western Common Stock held in treasury by Western and reissued) in the Merger to NTI Public Unitholders as a whole are equal to the total amount of cash and number of shares of Western Common Stock that would have been paid and issued if all NTI Public Unitholders received the Standard Mix of Consideration. The transaction is expected to result in the payment and delivery of approximately $858.2 million in cash and 17.1 million shares of Western Common Stock to the NTI Public Unitholders.
The parties anticipate that the Merger will close in the first half of 2016, pending the satisfaction of certain customary conditions thereto. Pursuant to the terms of the Merger Agreement, with respect to the quarter in which the closing date of the Merger (the "Closing Date") occurs, NTI will, to the extent it generates available cash in such quarter, make a prorated quarterly cash distribution to all NTI common unitholders, including NT InterHoldCo, for the portion of the quarter that NTI Public Unitholders own NTI Common Units prior to the Closing Date, in the event that NTI Public Unitholders who receive

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Western Common Stock in the Merger would not receive a dividend with respect to the Western Common Stock received in the Merger, due to the record date for such dividend occurring before the Closing Date.
The Merger Agreement contains customary representations, warranties, covenants and agreements by each of the parties. Completion of the Merger is conditioned upon, among other things: (1) approval of the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger (the “Merger Transactions”), by the affirmative vote of NTI common unitholders, as of the record date for the NTI special meeting, holding a majority of the outstanding NTI Common Units; (2) any waiting period applicable to the Merger Transactions under the Hart-Scott-Rodino Antitrust Act of 1976, as amended (the “HSR Act”) having been terminated or expired; (3) all filings, consents, approvals, permits and authorizations required to be made or obtained prior to the Effective Time in connection with the Merger Transactions having been made or obtained; (4) the absence of legal injunctions or impediments prohibiting the Merger Transactions; (5) the effectiveness of a registration statement on Form S-4 (the “Registration Statement”) with respect to the issuance of new shares of Western Common Stock in the Merger; and (6) approval of the listing on the New York Stock Exchange, subject to official notice of issuance, of the new shares of Western Common Stock to be issued and delivered (or, to the extent held in treasury by Western, delivered but not issued) in the Merger. On January 29, 2016, the United States Federal Trade Commission granted early termination of the waiting periods applicable to the Merger Transactions under the HSR Act. Pursuant to the Merger Agreement, Western has agreed to vote the NTI common units owned beneficially or of record by it or any of its subsidiaries in favor of the adoption and approval of the Merger Agreement and the Merger Transactions.
The Board of Directors of Western has approved the Merger Agreement and the Merger Transactions. The NTI GP Conflicts Committee, acting for NTI GP in its capacity as the general partner of NTI, approved the Merger Agreement and the Merger Transactions, and determined that the Merger Agreement and the Merger Transactions are fair and reasonable to NTI and the holders of NTI Common Units other than NTI GP and its affiliates (the “NTI Unaffiliated Unitholders”) and are not adverse to the interests of NTI or the interests of the NTI Unaffiliated Unitholders.
On January 19, 2016, Western filed a preliminary registration statement on Form S-4 (the “Preliminary S-4”) to register the shares of Western Common Stock to be issued and delivered (or, to the extent held in treasury by Western, delivered but not issued) in the Merger. The Preliminary S-4 is subject to future amendments depending on review and comments by the Securities and Exchange Commission (the “SEC”). On that same date, the parties to the Merger Agreement jointly filed a transaction statement on Schedule 13E-3, which discloses the material terms of the Merger Transactions and is also subject to future amendments.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015 (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Included herein under the caption "Management’s Report on Internal Control Over Financial Reporting" on page 63 of this report.
Attestation Report of the Registered Public Accounting Firm. Included herein under the caption "Report of Independent Registered Public Accounting Firm" on page 64 of this report.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	399,214	—	2,750,125
Equity compensation plans not approved by security holders	—	—	—
Total	399,214	—	2,750,125

(1)	Represents 399,214 shares underlying restricted share unit awards.

(2)	Restricted share unit awards do not have an exercise price.

Item 13.	Certain Relationships and Related Transactions and Director Independence
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

2.3
Contribution, Conveyance and Assumption Agreement, dated as of October 16, 2013, by and among Western Refining Logistics, LP, Western Refining GP, LLC, Western Refining Southwest, Inc., San Juan Refining Company, LLC, Western Refining Pipeline, LLC, Western Refining Terminals, LLC, Western Refining Company, L.P. and Western Refining, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on October 22, 2013).

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

2.6
Contribution, Conveyance and Assumption Agreement, dated as of October 30, 2015, by and among Western Refining, Inc., Western Refining Southwest, Inc., Western Refining Logistics GP, LLC and Western Refining Logistics, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015).

2.7
Agreement and Plan of Merger dated as of December 21, 2015, by and among Western Refining, Inc., Western Acquisition Co, LLC, Northern Tier Energy LP and Northern Tier Energy GP LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2015).

3.1
Certificate of Incorporation, as amended, of Western Refining, Inc. as currently in effect (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014).

3.2	Bylaws, as amended, of Western Refining, Inc. as currently in effect (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014).
4.1
Specimen of Western Refining, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1/A (File No. 333-128629), filed with the SEC on December 5, 2005).

4.2
Registration Rights Agreement, dated January 24, 2006, by and between Western Refining, Inc. and each of the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 25, 2006).

4.3
Indenture dated March 25, 2013 among Western Refining, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 25, 2013).

4.4	Form of 6.25% Senior Note (included in Exhibit 4.6).
4.5
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
4.6
Indenture, dated as of November 8, 2012, by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, Northern Tier Energy LP, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of Northern Tier Energy LP's Current Report on Form 8-K (File No. 001-35612), filed with the SEC on November 13, 2012).

4.7	Form of 7.125% Senior Secured Note (included in Exhibit 4.9).
4.8
Supplemental Indenture, dated September 29, 2014, by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, Northern Tier Energy LP, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of Northern Tier Energy LP's Current Report on Form 8-K (File No. 001-35612), filed with the SEC on October 3, 2014).

4.9
Indenture, dated February 11, 2015, among Western Refining Logistics, LP, WNRL Finance Corp., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Western Refining Logistics, LP's Current Report on Form 8-K (File No. 001-36114), filed with the SEC on February 11, 2015).

4.10	Form of 7.50% Senior Note (included in Exhibit 4.12).
10.1
Second Amended and Restated Revolving Credit Agreement, dated as of April 11, 2013 by and among Western Refining, Inc., the several lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 15, 2013).

10.2
Third Amended and Restated Revolving Credit Agreement, dated October 2, 2014 by and among Western Refining, Inc., the several lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 6, 2014).

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

Number	Exhibit Title
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

10.14.1††
Amendment No. 1 to the Pipeline and Gathering Services Agreement, dated October 30, 2015, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Pipeline, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32721), filed with the SEC on November 2, 2015).

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

10.19.3†
Termination of Employment Agreement referred to in Exhibit 10.19, dated February 27, 2015, by and between Western Refining GP, LLC and Paul L. Foster (incorporated by reference to Exhibit 10.19.3 to the Company's Annual Report on Form 10-K, filed with the SEC on March 2, 2015).

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

10.30†	Amended and Restated 2010 Incentive Plan of Western Refining, Inc. (incorporated by reference to Appendix A of the Company's Proxy Statement, filed with the SEC on April 22, 2015).
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

Number	Exhibit Title
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

10.45††
Amendment No. 1 to the Pipeline and Gathering Services Agreement, dated October 30, 2015, by and among Western Refining Company, L.P., Western Refining Southwest, Inc. and Western Refining Pipeline, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32721), filed with the SEC on November 2, 2015).

12.1*	Statements of Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP, dated February 26, 2016.
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
_______________________________________

*	Filed herewith.
**	Furnished herewith.
***	Reports filed by the Company under the Securities Exchange Act of 1934, as amended (including Form 10-K, Form 10-Q and Form 8-K), are filed under File No. 001-32721.
†	Management contract or compensatory plan or arrangement.
††	The SEC has granted confidential treatment for certain portions of this Exhibit pursuant to a confidential treatment order. Such portions have been omitted and filed separately with the SEC.

(c)
All financial statement schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

Our 2015 Annual Report is available upon request. Stockholders may obtain a copy of any exhibits to this Form 10-K at a charge of $0.10 per page. Requests should be made to: Investor Relations, Western Refining, Inc., 123 W. Mills Ave., Suite 200, El Paso, Texas 79901.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer and	February 26, 2016
Jeff A. Stevens	President
________________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer, President and Director	February 26, 2016
Jeff A. Stevens	(Principal Executive Officer)

/s/ Gary R. Dalke	Chief Financial Officer	February 26, 2016
Gary R. Dalke	(Principal Financial Officer)

/s/ Paul L. Foster	Executive Chairman and Director	February 26, 2016
Paul L. Foster

/s/ Scott D. Weaver	Vice President and Director	February 26, 2016
Scott D. Weaver

/s/ William R. Jewell	Chief Accounting Officer	February 26, 2016
William R. Jewell	(Principal Accounting Officer)

/s/ Sigmund L. Cornelius	Director	February 26, 2016
Sigmund L. Cornelius

/s/ L. Frederick Francis	Director	February 26, 2016
L. Frederick Francis

/s/ Robert J. Hassler	Director	February 26, 2016
Robert J. Hassler

/s/ Brian J. Hogan	Director	February 26, 2016
Brian J. Hogan

/s/ William D. Sanders	Director	February 26, 2016
William D. Sanders