Form 10-Q
period 2016-03-31
Western Refining, Inc.
filed 2016-05-05
CIK 1339048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2016, there were 91,276,677 shares outstanding, par value $0.01, of the registrant’s common stock.

WESTERN REFINING, INC. AND SUBSIDIARIES

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact should be deemed forward-looking statements that represent management’s beliefs and assumptions based upon currently available information. These forward-looking statements relate to matters such as our industry, including the regulation of our industry, business strategy, our proposal to acquire all of the publicly-held common units of Northern Tier Energy LP ("NTI") not presently held by us, future operations, our expectations for margins and crack spreads, seasonality, the discount between West Texas Intermediate ("WTI") crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, volatility of crude oil prices, additions to pipeline capacity in the Permian Basin and at Cushing, Oklahoma, pipeline access to advantaged crude oil, expected share repurchases and dividends, volatility in pricing of Renewable Identification Numbers ("RIN"), taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational and maintenance improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact upon our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this quarterly report on Form 10-Q. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•	the possibility that the proposed merger with NTI is not consummated in a timely manner or at all;

•	the diversion of management in connection with the proposed merger with NTI and our ability to realize the anticipated benefits of the proposed merger with NTI;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	the successful integration and future performance of acquired assets, businesses or third-party product supply, and the possibility that expected synergies may not be achieved;

•
the impact on us of increased levels and cost of indebtedness used to fund our proposed merger with NTI or the cash portion of the merger consideration and increased cost of existing indebtedness due to the actions taken to consummate the merger with NTI;

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

i

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

•
other factors discussed in more detail under Part I — Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 10‑K") that are incorporated herein by this reference.

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
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents (WNRL: $28,653 and $44,605, respectively)	$593,101	$772,502
Accounts receivable, trade, net of a reserve for doubtful accounts of $195 and $169, respectively (WNRL: $60,946 and $55,053, respectively)	337,077	359,237
Inventories (WNRL: $12,476 and $15,200, respectively)	683,593	547,538
Prepaid expenses (WNRL: $5,380 and $4,133, respectively)	79,971	73,213
Other current assets (WNRL: $5,510 and $5,562, respectively)	159,591	169,728
Total current assets	1,853,333	1,922,218
Restricted cash	36,783	69,106
Equity method investment	102,971	97,513
Property, plant and equipment, net (WNRL: $324,342 and $321,251, respectively)	2,324,591	2,305,171
Goodwill	1,289,443	1,289,443
Intangible assets, net (WNRL: $7,566 and $7,757, respectively)	85,275	84,945
Other assets, net (WNRL: $3,348 and $3,376, respectively)	61,366	64,997
Total assets	$5,753,762	$5,833,393
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (WNRL: $14,663 and $9,489, respectively)	$562,430	$553,957
Accrued liabilities (WNRL: $25,858 and $30,378, respectively)	218,752	248,395
Current portion of long-term debt	5,500	5,500
Total current liabilities	786,682	807,852
Long-term liabilities:
Long-term debt, less current portion (WNRL: $422,810 and $437,467, respectively)	1,652,592	1,644,894
Lease financing obligations	53,190	53,232
Deferred income tax liability, net	341,475	312,914
Other liabilities (WNRL: $9 in both periods)	69,023	68,595
Total long-term liabilities	2,116,280	2,079,635
Commitments and contingencies
Equity:
Western shareholders' equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 102,828,650 and 102,773,705 shares issued, respectively	1,028	1,028
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	492,847	492,848
Retained earnings	1,162,876	1,167,938
Accumulated other comprehensive loss, net of tax	651	651
Treasury stock, 11,551,973 and 9,089,623 shares, respectively at cost	(438,168)	(363,168)
Total Western shareholders' equity	1,219,234	1,299,297
Non-controlling interests	1,631,566	1,646,609
Total equity	2,850,800	2,945,906
Total liabilities and equity	$5,753,762	$5,833,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$1,455,504	$2,318,730
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,047,361	1,741,310
Direct operating expenses (exclusive of depreciation and amortization)	223,585	215,311
Selling, general and administrative expenses	53,285	55,803
Loss (gain) on disposal of assets, net	(130)	282
Maintenance turnaround expense	125	105
Depreciation and amortization	52,651	49,926
Total operating costs and expenses	1,376,877	2,062,737
Operating income	78,627	255,993
Other income (expense):
Interest income	164	163
Interest and debt expense	(26,681)	(24,957)
Other, net	6,104	3,206
Income before income taxes	58,214	234,405
Provision for income taxes	(18,629)	(59,437)
Net income	39,585	174,968
Less net income attributable to non-controlling interests	9,047	68,979
Net income attributable to Western Refining, Inc.	$30,538	$105,989

Net earnings per share:
Basic	$0.34	$1.11
Diluted	0.33	1.11
Weighted-average common shares outstanding:
Basic	92,078	95,567
Diluted	92,144	95,682

Cash dividends declared per common share	$0.38	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$39,585	$174,968
Other comprehensive income items:
Benefit plans:
Reclassification of loss to income	—	13
Other comprehensive income before tax	—	13
Income tax	—	(5)
Other comprehensive income, net of tax	—	8
Comprehensive income	39,585	174,976
Less comprehensive income attributable to non-controlling interests	9,047	68,979
Comprehensive income attributable to Western Refining, Inc.	$30,538	$105,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$39,585	$174,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,651	49,926
Changes in fair value of commodity hedging instruments	12,483	20,057
Reserve for doubtful accounts	26	(46)
Amortization of loan fees and original issue discount	1,628	1,515
Stock-based compensation expense	6,181	4,010
Deferred income taxes	28,561	4,989
Excess tax benefit from stock-based compensation	—	(337)
Income from equity method investment, net of dividends	(5,517)	(3,619)
Loss (gain) on disposal of assets, net	(130)	282
Changes in operating assets and liabilities:
Accounts receivable	21,824	19,016
Inventories	(136,055)	(43,851)
Prepaid expenses	(6,758)	11,909
Other assets	(62)	(33,451)
Accounts payable and accrued liabilities	(14,362)	(99,041)
Other long-term liabilities	1,049	(1,349)
Net cash provided by operating activities	1,104	104,978
Cash flows from investing activities:
Capital expenditures	(79,029)	(53,195)
Use of restricted cash	32,323	43,400
Proceeds from the sale of assets	219	624
Net cash used in investing activities	(46,487)	(9,171)
Cash flows from financing activities:
Additions to long-term debt	—	300,000
Payments on long-term debt and capital lease obligations	(1,922)	(1,375)
Borrowings on revolving credit facility	70,000	—
Repayments on revolving credit facility	(62,500)	(269,000)
Deferred financing costs	—	(6,551)
Purchase of common stock for treasury	(75,000)	(25,000)
Distribution to non-controlling interest holders	(28,995)	(33,665)
Dividends paid	(35,601)	(28,638)
Excess tax benefit from stock-based compensation	—	337
Net cash used in financing activities	(134,018)	(63,892)
Net increase (decrease) in cash and cash equivalents	(179,401)	31,915
Cash and cash equivalents at beginning of period	772,502	431,159
Cash and cash equivalents at end of period	$593,101	$463,074

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
We produce refined products at three refineries: one in El Paso, Texas, one near Gallup, New Mexico and one in St. Paul Park, Minnesota. We sell refined products in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico. Our product sales occur through bulk distribution terminals, wholesale marketing networks and two retail networks with a total of 541 company-owned and franchised retail sites in the United States.
At March 31, 2016, we owned a 38.3% limited partner interest in Northern Tier Energy LP ("NTI") and the public held a 61.7% limited partner interest. We control NTI through our 100% ownership of its general partner. NTI owns and operates a refinery in St. Paul Park, Minnesota and has a retail-marketing network of 283 convenience stores; 114 of which operate through franchise agreements. NTI's primary areas of operation include Minnesota and Wisconsin.
We entered into an Agreement and Plan of Merger dated as of December 21, 2015 (the “Merger Agreement”) with Western Acquisition Co, LLC, a wholly-owned subsidiary of Western (“MergerCo”), NTI and Northern Tier Energy GP LLC, to acquire all of NTI’s outstanding common units not already held by us (the “Merger”). Each of the outstanding NTI common units held by unitholders other than us (the “NTI Public Unitholders”) will be converted under the terms of the Merger Agreement, into the right to receive, subject to election by the NTI Public Unitholders and proration, (i) $15.00 in cash without interest and 0.2986 of a share of Western’s common stock, par value $0.01 per share (“Western Common Stock”), (ii) $26.06 in cash without interest or (iii) 0.7036 of a share of Western Common Stock. Upon the terms and subject to the conditions set forth in the Merger Agreement, MergerCo will merge with and into NTI and the separate limited liability company existence of MergerCo will cease and NTI will continue to exist, as a limited partnership under Delaware law and as our indirect wholly-owned subsidiary, as the surviving entity in the Merger. The Merger is expected to close in the second quarter of 2016, pending the satisfaction of certain customary conditions and the approval of the Merger and other matters at a special meeting of NTI unitholders by the affirmative vote of holders of a majority of the outstanding NTI common units (including the NTI common units held by us). The transaction is expected to result in 17.2 million additional shares of Western Common Stock outstanding.
Consistent with NTI’s distribution policy, cash distributions with respect to the second quarter of 2016, if any, would normally be declared and paid in August 2016. However, pursuant to the terms of the Merger Agreement, with respect to the quarter in which the closing date ("Closing Date") occurs, which is currently expected to be the second quarter of 2016, assuming all closing conditions are satisfied, NTI will, to the extent it generates available cash in such quarter, make a prorated quarterly distribution to unitholders of record as of immediately prior to the effective time of the Merger (the “Effective Time”) of any such available cash if the record date for the Western's quarterly cash dividend to be paid in that quarter occurs before the Closing Date. Accordingly, in the quarter that the Closing Date occurs, NTI common unitholders who receive Western Common Stock in the Merger will receive (i) an NTI cash distribution in respect of the previous quarter, to the extent that NTI generates available cash in such quarter, and (ii) either an NTI prorated cash distribution in respect of available cash generated by NTI in the quarter in which the Closing Date occurs or (assuming such unitholders continue to hold the shares of Western Common Stock received in the Merger through the record date for such Western dividend) the Western quarterly cash dividend payable in the quarter in which the Closing Date occurs. The amount of any distribution will not have any effect on the merger consideration to be received by the NTI’s unitholders. See Note 21, NTI, for further discussion.
At March 31, 2016, we owned a 66.4% limited partner interest in Western Refining Logistics, LP ("WNRL") and the public held a 33.6% limited partner interest. We control WNRL through our 100% ownership of its general partner and we own the majority of WNRL's limited partnership interests. WNRL owns and operates logistics assets consisting of pipeline and gathering, terminalling, storage and transportation assets as well a wholesale business that operates primarily in the Southwest. WNRL operates its logistics assets primarily for the benefit of the Company. See Note 22, WNRL, for further discussion.
On October 30, 2015, we sold a 375 mile segment of the TexNew Mex Pipeline system to WNRL that extends from WNRL's crude oil station in Star Lake, New Mexico, in the Four Corners region to its T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System"). We also sold an 80,000 barrel crude oil storage tank located at WNRL's crude oil pumping station in Star Lake, New Mexico and certain other related assets. WNRL acquired these assets from us in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 units of a newly created class of limited partner interests in WNRL, referred to as the "TexNew Mex Units." We refer to this transaction as the "TexNew Mex Pipeline Transaction."

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The WNRL financial and operational data presented includes the historical results of all assets acquired from Western in the TexNew Mex Pipeline Transaction. The acquisition from Western was a transfer of assets between entities under common control. Accordingly, the financial information contained herein for WNRL has been retrospectively adjusted, to include the historical results of the TexNew Mex Pipeline System assets acquired, for periods prior to the effective date of the TexNew Mex Pipeline Transaction.
Our operations include four business segments: refining, NTI, WNRL and retail. See Note 3, Segment Information, for further discussion of our business segments.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principals ("GAAP") for interim consolidated financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period.
The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Western and our subsidiaries. We own a 38.3% limited partner interest in NTI and a 66.4% limited partner interest in WNRL. We own 100% of NTI's and WNRL's respective general partners. As the general partner of NTI and WNRL, we have the ability to direct the activities of NTI and WNRL that most significantly impact their respective economic performance. We have reported non-controlling interests for NTI and WNRL of $1,631.6 million and $1,646.6 million in our Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively. All intercompany accounts and transactions have been eliminated for all periods presented. Investments in significant non-controlled entities are accounted for using the equity method.
Variable Interest Entity
WNRL is a variable interest entity ("VIE") as defined under GAAP. A VIE is a legal entity whose equity owners do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the equity holders lack the power, through voting rights, to direct the activities that most significantly impact the entity's financial performance, the obligation to absorb the entity's expected losses or rights to expected residual returns. As the general partner of WNRL, we have the sole ability to direct the activities of WNRL that most significantly impact WNRL's financial performance, and therefore we consolidate WNRL. See Note 22, WNRL, for further discussion.
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
The risk of goodwill and intangible asset impairment losses may increase to the extent that NTI’s market capitalization, results of operations, or cash flows decline. Impairment losses may result in a material, non-cash write-down of goodwill or intangible assets. Furthermore, impairment losses could have a material adverse effect on the Company’s results of operations and shareholders’ equity.
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
Recent Accounting Pronouncements
Effective January 1, 2016, we adopted the revised accounting and reporting requirements included in the Accounting Standards Codification ("ASC") for consolidation of limited partnerships or similar entities. We have applied the new standards retrospectively. The adoption of these revised standards did not result in any change to our consolidation conclusions or impact our financial position, results of operations or cash flows. We have added disclosures for WNRL as required for entities not previously included in the reporting entity as a variable interest entity.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We are currently evaluating the effect that certain of these new accounting requirements may have on our accounting and related reporting and disclosures in our condensed consolidated financial statements.

•
Recognition and reporting of revenues - the requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also addresses principal versus agent considerations and indicators related to transfer of control over specified goods. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016, and interim periods thereafter.

•
Lease accounting - the requirements were amended in regards to recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The core principle is that a lessee should recognize the assets and liabilities that arise from leases. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

•
Employee share-based payment accounting - the requirements involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. These provisions are effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted in any interim or annual period.

•
Recognition of breakage for certain prepaid stored-value products - the requirements align recognition of the financial liabilities related to prepaid stored-value products with the revenue recognition standard discussed above for non-financial liabilities. Certain of these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted subject to certain requirements.

•
Derivatives and hedging: contingent put and call options in debt instruments - the requirements will reduce diversity of practice in identifying embedded derivatives in debt instruments and clarify the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted subject to certain requirements.

3. Segment Information
Our operations are organized into four operating segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes and our types of customers. These segments are refining, NTI, WNRL and retail.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We treated the TexNew Mex Pipeline System assets that we sold to WNRL in the TexNew Mex Pipeline Transaction as a transfer of assets between entities under common control. Accordingly, we have retrospectively adjusted the financial information for the affected reporting segments to include or exclude the historical results of the transferred assets for periods prior to the effective date of the transaction. The TexNew Mex Pipeline System was moved from the refining segment to the WNRL segment.
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
We have an exclusive supply and marketing agreement with a third party covering activities related to our refined product supply, sales and hedging in the Mid-Atlantic region. We recorded $1.4 million and $1.8 million in assets at March 31, 2016 and December 31, 2015, respectively, related to this supply agreement in our Condensed Consolidated Balance Sheets. The revenues and costs recorded under the supply agreement included $26.4 million and $21.5 million in net hedging gains for the three months ended March 31, 2016 and 2015, respectively.
NTI. NTI is an independent crude oil refiner and marketer of refined products with a 98,000 bpd refinery in St. Paul Park, Minnesota and a network of retail convenience stores selling various grades of gasoline, diesel fuel and convenience store merchandise, primarily in Minnesota and Wisconsin. NTI's operations are separate from those of Western. As of March 31, 2016, NTI included the operations of 169 retail convenience stores and supported 114 franchised retail convenience stores. NTI's refinery supplies the majority of the gasoline and diesel fuel sold through its retail convenience stores.
WNRL. WNRL owns and operates pipeline and gathering, terminalling, storage and transportation assets that provide logistics services to our refining segment in the Southwest, including 685 miles of pipelines and 8.2 million barrels of active storage capacity. The majority of WNRL's logistics assets are integral to the operations of the El Paso and Gallup refineries.
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
Retail. Our Southwest retail business sells various grades of gasoline, diesel fuel, convenience store merchandise and beverage and food products to the general public through retail convenience stores and various grades of gasoline and diesel fuel to commercial vehicle fleets through unmanned fleet fueling sites ("cardlocks"). WNRL supplies the majority of gasoline and diesel fuel that our retail segment sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At March 31, 2016, the retail segment operated 258 service stations and convenience stores or kiosks located in Arizona, Colorado, New Mexico and Texas compared to 261 service stations and convenience stores or kiosks at March 31, 2015. At March 31, 2016, the retail segment operated 52 cardlocks located in Arizona, California, Colorado, New Mexico and Texas compared to 50 cardlocks at March 31, 2015.
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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2016 and 2015 are presented below:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Operating Results:
Refining (2)
Net sales	$886,320	$1,491,441
Intersegment eliminations	467,807	542,542
Net refining sales to external customers	418,513	948,899
NTI
Net sales	497,473	697,776
Intersegment eliminations	8,696	12,990
Net NTI sales to external customers	488,777	684,786
WNRL (2)
Net sales	468,039	607,396
Intersegment eliminations	149,462	178,249
Net WNRL sales to external customers	318,577	429,147
Retail
Net sales	231,186	258,602
Intersegment eliminations	1,549	2,704
Net retail sales to external customers	229,637	255,898

Consolidated net sales to external customers	$1,455,504	$2,318,730

Operating income (loss)
Refining (1) (2)	$62,138	$148,612
NTI (1)	8,115	107,987
WNRL (2)	21,438	17,561
Retail	2,432	(441)
Other	(15,496)	(17,726)
Operating income from segments	78,627	255,993
Other income (expense), net	(20,413)	(21,588)
Consolidated income before income taxes	$58,214	$234,405

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Depreciation and amortization
Refining (2)	$21,285	$20,484
NTI	19,969	19,365
WNRL (2)	7,144	5,892
Retail	3,330	3,286
Other	923	899
Consolidated depreciation and amortization	$52,651	$49,926

Capital expenditures
Refining (2)	$43,563	$17,826
NTI	27,990	6,673
WNRL (2)	6,241	25,996
Retail	637	1,402
Other	598	1,298
Consolidated capital expenditures	$79,029	$53,195

Total assets
Refining (2)	$1,620,113	$1,606,073
NTI (including $1,289,443 of goodwill)	2,328,446	2,258,695
WNRL (2)	448,218	495,028
Retail	239,359	249,318
Other	1,117,626	1,075,408
Consolidated total assets	$5,753,762	$5,684,522

(1)
The effect of our economic hedging activity is included within the operating income of our refining and NTI segments as a component of cost of products sold. The cost of products sold within our refining segment included $6.0 million in net realized and unrealized economic hedging gains and $3.7 million in net realized and unrealized economic hedging losses for the three months ended March 31, 2016 and 2015, respectively. NTI cost of products sold included $0.7 million in net realized and unrealized economic hedging losses and $1.2 million in net realized and unrealized economic hedging gains for the three months ended March 31, 2016 and 2015, respectively. Also included within cost of products sold is the net effect of non-cash LCM recoveries of $40.7 million and $4.9 million for our refining segment and $11.0 million and $10.8 million for NTI for the three months ended March 31, 2016 and 2015, respectively.

(2)
WNRL's financial data includes its historical financial results and an allocated portion of corporate general and administrative expenses, previously reported as Other, for the three months ended March 31, 2015. Refining operating results include activity of the TexNew Mex Pipeline System that was previously recorded within our refining segment. The information contained herein for WNRL has been retrospectively adjusted, to include the historical results of the TexNew Mex Pipeline System.

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
The carrying amounts of cash and cash equivalents, which we consider Level 1 assets and liabilities, approximated their fair values at March 31, 2016 and December 31, 2015, due to their short-term maturities. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and an evaluation of counterparty credit risk. Cash equivalents totaling $70.1 million consisting of short-term money market deposits and commercial paper were included in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.
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
The following tables represent our assets and liabilities for our commodity hedging contracts measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and the basis for that measurement:

	Carrying Value at March 31, 2016	Fair Value Measurement Using			Netting Adjustments	Recorded Value at March 31, 2016
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$86,144	$—	$86,144	$—	$(19,080)	$67,064
Other assets	8,019	—	8,019	—	(867)	7,152
Gross financial liabilities:
Accrued liabilities	(12,647)	—	(8,689)	(3,958)	5,510	(7,137)
Other long-term liabilities	(14,437)	—	(14,437)	—	14,437	—
	$67,079	$—	$71,037	$(3,958)	$—	$67,079

	Carrying Value at December 31, 2015	Fair Value Measurement Using			Netting Adjustments	Recorded Value at December 31, 2015
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$95,062	$—	$95,062	$—	$(16,937)	$78,125
Other assets	11,881	—	11,881	—	—	11,881
Gross financial liabilities:
Accrued liabilities	(21,454)	—	(15,698)	(5,756)	11,181	(10,273)
Other long-term liabilities	(5,756)	—	(5,756)	—	5,756	—
	$79,733	$—	$85,489	$(5,756)	$—	$79,733
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
The following table presents the changes in fair value of our Level 3 assets and liabilities, excluding goodwill (all related to commodity price swap contracts) for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Asset (liability) balance at beginning of period	$(5,756)	$330
Change in fair value	186	—
Fair value of trades entered into during the period	—	1,462
Fair value reclassification from Level 3 to Level 2	1,612	(82)
Asset (liability) balance at end of period	$(3,958)	$1,710
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in a $0.4 million change in the estimated fair value at March 31, 2016.
As of March 31, 2016 and December 31, 2015, the carrying amount and estimated fair value of our debt was as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Western obligations:
Carrying amount	$887,625	$889,000
Fair value	838,373	867,178
NTI obligations:
Carrying amount	$372,500	$350,000
Fair value	367,250	360,500
WNRL obligations:
Carrying amount	$430,000	$445,000
Fair value	400,000	439,000
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventories
Inventories were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Refined products (1)	$267,861	$201,928
Crude oil and other raw materials	362,415	288,403
Lubricants	12,356	14,996
Retail store merchandise	40,961	42,211
Inventories	$683,593	$547,538

(1)	Includes $15.0 million and $14.5 million of inventory valued using the first-in, first-out ("FIFO") valuation method at March 31, 2016 and December 31, 2015, respectively.
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
As of March 31, 2016 and December 31, 2015, refined products valued under the LIFO method and crude oil and other raw materials totaled 12.6 million barrels and 10.0 million barrels, respectively. At March 31, 2016 and December 31, 2015, the excess of the LIFO cost over the current cost of these crude oil, refined product and other feedstock and blendstock inventories was $221.4 million and $198.4 million, respectively.
During the three months ended March 31, 2016 and 2015, cost of products sold included net non-cash credits of $23.0 million and $113.6 million, respectively, from changes in our LIFO reserves. In order to state our inventories at market values that were lower than our LIFO costs, we reduced the carrying values of our inventory through non-cash LCM inventory adjustments of $123.4 million and $175.1 million at March 31, 2016 and December 31, 2015, respectively. These non-cash LCM recoveries decreased cost of products sold by $51.7 million and $15.7 million for the three months ended March 31, 2016 and 2015, respectively.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016			December 31, 2015
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	5,130	$314,934	$61.39	3,536	$259,722	$73.45
Crude oil and other	7,462	423,694	56.78	6,490	391,237	60.28
	12,592	$738,628	58.66	10,026	$650,959	64.93
6. Equity Method Investment
NTI owns a 17% common equity interest in Minnesota Pipe Line Company, LLC ("MPL"). The carrying value of this equity method investment was $103.0 million and $97.5 million at March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016 and December 31, 2015, the carrying amount of the equity method investment was $21.3 million higher than the underlying net assets of the investee. We are amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline). There is no market for the common units of MPL and, accordingly, no quoted market price is available.
We received no distributions during the three months ended March 31, 2016. During the three months ended March 31, 2015, we recognized $3.7 million in declared but unpaid distributions from MPL. Equity income from MPL for the three

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

months ended March 31, 2016 and 2015, was $5.5 million and $3.6 million, respectively. Equity income has been included in other, net in the accompanying Condensed Consolidated Statements of Operations.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Refinery facilities and related equipment	$2,390,745	$2,348,663
Pipelines, terminals and transportation equipment	559,040	533,040
Retail facilities and related equipment	329,808	328,419
Wholesale facilities and related equipment	61,369	61,133
Corporate	51,451	50,812
	3,392,413	3,322,067
Accumulated depreciation	(1,067,822)	(1,016,896)
Property, plant and equipment, net	$2,324,591	$2,305,171
Depreciation expense was $51.6 million and $48.9 million for the three months ended March 31, 2016 and 2015, respectively.
8. Intangible Assets, Net
Intangible assets, net was as follows:

	March 31, 2016			December 31, 2015			Weighted- Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(14,124)	$6,303	$20,427	$(13,729)	$6,698	4.0
Customer relationships	7,551	(4,060)	3,491	7,551	(3,921)	3,630	6.3
Rights-of-way and other	7,905	(1,999)	5,906	6,839	(1,797)	5,042	8.6
	35,883	(20,183)	15,700	34,817	(19,447)	15,370
Unamortizable assets:
Franchise rights and trademarks	50,500	—	50,500	50,500	—	50,500
Liquor licenses	19,075	—	19,075	19,075	—	19,075
Intangible assets, net	$105,458	$(20,183)	$85,275	$104,392	$(19,447)	$84,945
Intangible asset amortization expense for the three months ended March 31, 2016 was $0.7 million based on estimated useful lives ranging from 1 to 35 years. Intangible asset amortization expense for the three months ended March 31, 2015 was $0.7 million based on estimated useful lives ranging from 1 to 23 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2016	$2,204
2017	2,906
2018	2,905
2019	2,237
2020	1,292
2021	1,006

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt
Long-term debt was as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan Credit Facility due 2020	537,625	539,000
6.25% Senior Unsecured Notes due 2021	350,000	350,000
Total Western obligations	887,625	889,000
NTI obligations:
Revolving Credit Facility due 2019	22,500	—
7.125% Senior Secured Notes due 2020	350,000	350,000
Total NTI obligations	372,500	350,000
WNRL obligations:
Revolving Credit Facility due 2018	130,000	145,000
7.5% Senior Notes due 2023	300,000	300,000
Total WNRL obligations	430,000	445,000
Less unamortized premium and debt issuance costs	32,033	33,606
Long-term debt	1,658,092	1,650,394
Current portion of long-term debt	(5,500)	(5,500)
Long-term debt, net of current portion	$1,652,592	$1,644,894
As of March 31, 2016, annual maturities of long-term debt for the remainder of 2016 are $4.1 million. For 2017, 2018, 2019 and 2020, long-term debt maturities are $5.5 million, $135.5 million, $28.0 million and $867.0 million, respectively. Thereafter, total long-term debt maturities are $650.0 million.
Interest and debt expense were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Contractual interest:
Western obligations	$12,052	$12,007
NTI obligations	6,914	6,591
WNRL obligations	6,705	3,726
	25,671	22,324
Amortization of loan fees	1,911	1,786
Other interest expense	(176)	1,075
Capitalized interest	(725)	(228)
Interest and debt expense	$26,681	$24,957
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
As of and during the three month period ended March 31, 2016, we had no direct borrowings under the Western 2019 Revolving Credit Facility, with availability of $201.0 million at March 31, 2016. This availability is net of $64.4 million in outstanding letters of credit.
Term Loan Credit Agreement
On November 12, 2013, we entered into a term loan credit agreement (the "Western 2020 Term Loan Credit Facility"). The Western 2020 Term Loan Credit Facility provides for loans of $550.0 million, matures on November 12, 2020, and provides for quarterly principal payments of $1.4 million until September 30, 2020, with the remaining balance then outstanding due on the maturity date. The Western 2020 Term Loan Credit Facility bears interest at a rate based either on the base rate (as defined in the Western 2020 Term Loan Credit Facility) plus 2.25% or the Eurodollar Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 3.25% (with a Eurodollar Rate floor of 1.00%). The current interest rate based on these criteria is 4.25%. The effective rate of interest for the Western 2020 Term Loan Credit Facility was 4.65% as of March 31, 2016.
The Western 2020 Term Loan Credit Facility is secured by both the El Paso and Gallup refineries and is fully and unconditionally guaranteed on a joint and several basis by substantially all of Western's material wholly-owned subsidiaries. The Western 2020 Term Loan Credit Facility contains customary restrictive covenants including limitations on debt, investments and dividends and does not contain any financial maintenance covenants.
6.25% Senior Unsecured Notes
On March 25, 2013, we entered into an indenture (the "Western 2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the "Western 2021 Senior Unsecured Notes"). The Western 2021 Senior Unsecured Notes are guaranteed on a senior unsecured basis by each of our wholly-owned domestic restricted subsidiaries. We pay interest on the Western 2021 Senior Unsecured Notes semi-annually in arrears on April 1 and October 1 of each year. The Western 2021 Senior Unsecured Notes mature on April 1, 2021. The effective rate of interest for the Western 2021 Senior Unsecured Notes was 6.52% as of March 31, 2016.
NTI Obligations
Revolving Credit Facility
On September 29, 2014, certain subsidiaries of NTI entered into the Amended and Restated Revolving Credit Agreement (the "NTI Revolving Credit Facility"), increasing the aggregate principal amount available prior to the amendment and restatement from $300.0 million to $500.0 million. The NTI Revolving Credit Facility, which matures on September 29, 2019, incorporates a borrowing base tied to eligible accounts receivable and inventory and provides for up to $500.0 million for the issuance of letters of credit and up to $45.0 million for swing line loans. The NTI Revolving Credit Facility may be increased up to a maximum aggregate principal amount of $750.0 million, subject to certain conditions (including the agreement of financial institutions, in their sole discretion, to provide such additional commitments). Obligations under the NTI Revolving Credit Facility are secured by substantially all of NTI’s assets. Indebtedness under the NTI Revolving Credit Facility is

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recourse to Northern Tier Energy GP LLC ("NTI LLC") and certain of its subsidiaries that are borrowers thereunder, its general partner, and is guaranteed by NTI and certain of its subsidiaries. Borrowings under the NTI Revolving Credit Facility bear interest at either (a) a base rate plus an applicable margin (ranging between 0.50% and 1.00%) or (b) a LIBOR rate plus an applicable margin (ranging between 1.50% and 2.00%), in each case subject to adjustment based upon the average historical excess availability. In addition to paying interest on outstanding borrowings, NTI is also required to pay a quarterly commitment fee ranging from 0.250% to 0.375% subject to adjustment based upon the average utilization ratio and letter of credit fees ranging from 1.50% to 2.00% subject to adjustment based upon the average historical excess availability. The NTI Revolving Credit Facility contains certain covenants, including but not limited to, limitations on debt, investments and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances. NTI incurred financing costs of $3.0 million associated with the amended and restated NTI Revolving Credit Facility.
At March 31, 2016, the availability under the NTI Revolving Credit Facility was $134.7 million. This availability is net of $22.5 million in direct borrowings and $29.4 million in outstanding letters of credit. The effective rate of interest for the Western 2020 Term Loan Credit Facility was 5.77% as of March 31, 2016.
7.125% Secured Notes
On November 8, 2012, NTI LLC and Northern Tier Finance Corporation (together with NTI LLC, the "NTI 2020 Notes Issuers"), issued $275.0 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the "NTI 2020 Secured Notes").
NTI increased the principal amount of the NTI 2020 Secured Notes in September 2014 by an additional $75.0 million in principal value at a premium of $4.2 million. This additional offering was issued under the same indenture as the existing NTI 2020 Secured Notes and the new notes issued have the same terms as the existing notes. The offering generated cash proceeds of $79.2 million including an issuance premium of $4.2 million. NTI incurred financing costs of $2.5 million associated with this offering. The issuance premium will be amortized to interest expense over the remaining life of the notes. The effective rate of interest for the NTI 2020 Secured Notes was 6.91% as of March 31, 2016.
The obligations under the NTI 2020 Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Northern Tier Energy LP and on a senior secured basis by (i) all of NTI LLC’s restricted subsidiaries that borrow, or guarantee obligations, under the NTI Revolving Credit Facility or any other indebtedness of NTI LLC or another subsidiary of NTI LLC that guarantees the NTI 2020 Secured Notes and (ii) all other material wholly-owned domestic subsidiaries of NTI LLC. The indenture governing the NTI 2020 Secured Notes contains covenants that limit or restrict dividends or other payments from restricted subsidiaries. Indebtedness under the NTI 2020 Secured Notes is guaranteed by NTI and certain of its subsidiaries.
WNRL Obligations
Revolving Credit Facility
On October 16, 2013, WNRL entered into a $300.0 million senior secured revolving credit facility (the "WNRL Revolving Credit Facility"). WNRL has the ability to increase the total commitment of the WNRL Revolving Credit Facility by up to $200.0 million for a total facility size of up to $500.0 million, subject to receiving increased commitments from lenders and to the satisfaction of certain conditions. The WNRL Revolving Credit Facility includes a $25.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for swing line loans. Obligations under the WNRL Revolving Credit Facility and certain cash management and hedging obligations are guaranteed by all of WNRL's subsidiaries and, with certain exceptions, will be guaranteed by any formed or acquired subsidiaries. Obligations under the WNRL Revolving Credit Facility are secured by a first priority lien on substantially all of WNRL's and its subsidiaries' significant assets. The WNRL Revolving Credit Facility will mature on October 16, 2018. Borrowings under the WNRL Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon WNRL's Consolidated Total Leverage Ratio, as defined in the WNRL Revolving Credit Facility.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 15, 2014, to partially fund the purchase of certain assets from Western, WNRL borrowed $269.0 million under the WNRL Revolving Credit Facility. On February 11, 2015, WNRL repaid its outstanding direct borrowings under the WNRL Revolving Credit Facility with a portion of the proceeds from the issuance of its 7.5% Senior Notes due 2023 (the "7.5% Senior Notes"), discussed below. On October 30, 2015, WNRL borrowed $145.0 million under the WNRL Revolving Credit Facility to partially fund the purchase of the TexNew Mex Pipeline System from Western. On February 17, 2016, WNRL repaid $15.0 million of its outstanding direct borrowings under the WNRL Revolving Credit Facility.
The WNRL Revolving Credit Facility contains covenants that limit or restrict WNRL's ability to make cash distributions. WNRL is required to maintain certain financial ratios that are tested on a quarterly basis for the immediately preceding four quarter period. At March 31, 2016, the availability under the WNRL Revolving Credit Facility was $169.3 million, net of $130.0 million in direct borrowings and $0.7 million in outstanding letters of credit. WNRL had no swing line borrowings outstanding under the WNRL Revolving Credit Facility as of March 31, 2016. The interest rate for the borrowings under the WNRL Revolving Credit Facility was 2.69% as of March 31, 2016. The effective rate of interest for the WNRL Revolving Credit Facility was 2.76% as of March 31, 2016.
7.5% Senior Notes
On February 11, 2015, WNRL entered into an indenture (the “WNRL Indenture”) among WNRL, WNRL Finance Corp., a Delaware corporation and wholly-owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023. The Partnership will pay interest on the 7.5% Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The 7.5% Senior Notes will mature on February 15, 2023. WNRL used the proceeds from the notes to repay the full balance due under the WNRL Revolving Credit Facility on February 11, 2015. The effective rate of interest for the 7.5% Senior Notes was 7.78% as of March 31, 2016.
The WNRL Indenture contains covenants that limit WNRL’s and its restricted subsidiaries’ ability to, among other things, (i) incur, assume or guarantee additional indebtedness or issue preferred units, (ii) create liens to secure indebtedness, (iii) pay distributions on equity securities, repurchase equity securities or redeem subordinated indebtedness, (iv) make investments, (v) restrict distributions, loans or other asset transfers from the Partnership’s restricted subsidiaries, (vi) consolidate with or merge with or into, or sell substantially all of the Partnership’s properties to, another person, (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions. The WNRL Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding Notes to be due and payable immediately.
10. Equity
Changes to equity during the three months ended March 31, 2016, were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2015	$1,299,297	$1,646,609	$2,945,906
Net income	30,538	9,047	39,585
Dividends	(35,601)	—	(35,601)
Stock-based compensation	328	4,657	4,985
Tax deficiency from stock-based compensation	(328)	—	(328)
Distributions to non-controlling interests	—	(28,747)	(28,747)
Treasury stock purchases	(75,000)	—	(75,000)
Balance at March 31, 2016	$1,219,234	$1,631,566	$2,850,800

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Share Repurchase Programs
Our board of directors has periodically approved various share repurchase programs authorizing us to repurchase up to $200 million of our outstanding common stock, per program. Our board of directors approved our current share repurchase program in September of 2015 ("September 2015 Program"). The September 2015 program is scheduled to expire on December 31, 2016. Our common stock repurchase programs are subject to discontinuance by our board of directors at any time.
The following table summarizes our share repurchase activity for the September 2015 Program:

	Number of shares purchased	Cost of share purchases (In thousands)
Shares purchased at December 31, 2015	—	$—
Shares purchased during Q1, 2016	2,462,350	75,000
Shares purchased at March 31, 2016	2,462,350	$75,000
As of March 31, 2016, we had $125.0 million remaining in authorized expenditures under the September 2015 Program.
Dividends
The table below summarizes our 2016 cash dividend declarations, payments and scheduled payments:

	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	January 6	January 20	February 4	$0.38	$35,601
Second quarter (1)	April 8	April 18	May 2	0.38	—
Total					$35,601
(1) The second quarter 2016 cash dividend of $0.38 per common share will result in an estimated aggregate payment of $34.7 million.
NTI Distributions
The table below summarizes NTI's 2016 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Unit
February 3, 2016	February 12, 2016	February 19, 2016	$0.38
Total			$0.38
On April 29, 2016, the board of directors of NTI's general partner chose not to approve a quarterly distribution.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

WNRL Distributions
The table below summarizes WNRL's 2016 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
February 1, 2016	February 11, 2016	February 26, 2016	$0.3925
April 25, 2016	May 13, 2016	May 27, 2016	0.4025
Total			$0.7950
In addition to its quarterly distributions, WNRL paid incentive distributions of $0.8 million and $0.02 million for the three months ended March 31, 2016 and 2015, respectively, to Western as its general partner and holder of its incentive distribution rights.
11. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rates for the three months ended March 31, 2016 and 2015, were 32.0% and 25.4%, respectively. The effective tax rates for the three months ended March 31, 2016 and 2015, were lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in NTI and WNRL.
We are subject to examination by the Internal Revenue Service for tax years ending December 31, 2012, or after and by various state and local taxing jurisdictions for tax years ending December 31, 2011, or after.
We believe that it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $20.8 million was previously provided against the deferred tax assets relating to these NOL carryforwards at March 31, 2016. There was no change in the valuation allowance for the Yorktown NOL carryforwards from December 31, 2015.
As of March 31, 2016, we have recorded a liability of $40.2 million for unrecognized tax benefits, of which $20.9 million would affect our effective tax rate if recognized. There was no material change for unrecognized tax benefits for the three months ended March 31, 2016. We also recognized $0.2 million and $0.1 million in interest and penalties for the three months ended March 31, 2016 and 2015, respectively.
12. Retirement Plans
We fully recognize the obligations associated with our retiree healthcare and other postretirement plans and NTI's single-employer defined benefit cash balance plan in our financial statements.
Pensions
The net periodic benefit cost associated with NTI's cash balance plan for both the three months ended March 31, 2016 and 2015, was $0.6 million.
Postretirement Obligations
The net periodic benefit cost associated with our postretirement medical benefit plans for the three months ended March 31, 2016 and 2015, was $0.03 million and $0.2 million, respectively.
Our benefit obligation at December 31, 2015, for our postretirement medical benefit plans was $6.2 million. We fund our medical benefit plans on an as-needed basis.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents cumulative changes in other comprehensive income (loss) related to our benefit plans included as a component of equity for the periods presented, net of income tax. The related expenses are included in direct operating expenses in the Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Beginning of period balance	$651	$(1,291)
Reclassification of loss to income	—	13
Income tax	—	(5)
End of period balance	$651	$(1,283)
Defined Contribution Plan
Western sponsors a 401(k) defined contribution plan under which Western and WNRL participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. For the three months ended March 31, 2016 and 2015, we expensed $2.0 million, respectively in both periods, in connection with this plan.
NTI sponsors qualified defined contribution plans for eligible employees. For the three months ended March 31, 2016 and 2015, NTI expensed $2.6 million and $2.2 million, respectively, in connection with its qualified defined contribution plans.
13. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts primarily to facilitate the supply of crude oil to our refineries. During the three months ended March 31, 2016, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
We use crude oil and refined products futures, swap contracts or options to mitigate the change in value for a portion of our LIFO inventory volumes subject to market price fluctuations. We enter into swap contracts to fix differentials on a portion of our future crude oil purchases and to fix margins on a portion of our future gasoline and distillate production. The physical volumes are not exchanged; these contracts are net settled with cash. These hedging activities do not qualify for hedge accounting treatment.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three months ended March 31, 2016 and 2015, and open commodity hedging positions as of March 31, 2016 and December 31, 2015:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Economic hedging results
Realized hedging gain, net	$17,803	$17,553
Unrealized hedging loss, net	(12,483)	(20,057)
Total hedging gain (loss), net	$5,320	$(2,504)

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil differential swaps, net long positions	7,201	5,155
Crude oil futures, net short positions	(1,823)	(562)
Refined product price and crack spread swaps, net short positions	(2,900)	(5,645)
Total open commodity hedging instruments, net long (short) positions	2,478	(1,052)

Fair value of outstanding contracts, net
Other current assets	$67,064	$78,125
Other assets	7,152	11,881
Accrued liabilities	(7,137)	(10,273)
Other long-term liabilities	—	—
Fair value of outstanding contracts - unrealized gain, net	$67,079	$79,733
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
The following table presents offsetting information regarding Western's commodity hedging contracts as of March 31, 2016 and December 31, 2015:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet
As of March 31, 2016
	(In thousands)
Financial assets:
Current assets	$86,144	$(19,080)	$67,064
Other assets	8,019	(867)	7,152
Financial liabilities:
Accrued liabilities	(12,647)	5,510	(7,137)
Other long-term liabilities	(14,437)	14,437	—
	$67,079	$—	$67,079

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet
As of December 31, 2015
	(In thousands)
Financial assets:
Current assets	$95,062	$(16,937)	$78,125
Other assets	11,881	—	11,881
Financial liabilities:
Accrued liabilities	(21,454)	11,181	(10,273)
Other long-term liabilities	(5,756)	5,756	—
	$79,733	$—	$79,733
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
As of March 31, 2016, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our unleaded gasoline crack spread swaps range from $14.61 to $17.13 per contract. Settlement prices for our distillate crack spread swaps range from $7.08 to $12.19 per contract. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2016	2017	2018
Inventory positions (futures and swaps):
Crude oil differential swaps, net long positions	5,283	1,918	—
Crude oil futures, net short positions	(1,823)	—	—
Refined products — net short positions	(999)	—	—
Natural gas futures — net long positions	720	329	—
Refined product positions (crack spread swaps):
Distillate — net short positions	(744)	(1,305)	—
Unleaded gasoline — net short positions	(900)	—	—
14. Stock-Based Compensation
Western Incentive Plans
The Western Refining 2006 Long-Term Incentive Plan (the "2006 LTIP") and the Amended and Restated 2010 Incentive Plan of Western Refining (the "2010 Incentive Plan") allow for restricted share unit awards ("RSUs") among other forms of awards. As of March 31, 2016, there were 19,856 and 2,418,248 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over a scheduled vesting period of either one, three or five years and their market value at the date of the grant is amortized over the vesting period on a straight-line basis. Effective March 25, 2015, our board of directors approved administrative amendments to the 2010 Incentive Plan.
As of March 31, 2016, there were 656,290 unvested RSUs outstanding. We recorded stock compensation of $1.0 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively, which is included in selling, general and administrative expenses.
As of March 31, 2016, the aggregate grant date fair value of outstanding RSUs was $21.6 million. The aggregate intrinsic value of outstanding RSUs was $19.1 million. The unrecognized compensation cost of unvested RSUs was $19.6 million. Unrecognized compensation costs for RSUs will be recognized over a weighted-average period of 3.13 years.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tax deficiency related to the RSUs that vested during the three months ended March 31, 2016, was $0.3 million using a statutory blended rate of 38.1%. The aggregate grant date fair value of the RSUs that vested during the three months ended March 31, 2016, was $3.2 million. The related aggregate intrinsic value of these RSUs was $2.4 million at the vesting date.
The excess tax benefit related to the RSUs that vested during the three months ended March 31, 2015, was $0.3 million using a statutory blended rate of 38.1%. The aggregate grant date fair value of the RSUs that vested during the three months ended March 31, 2015, was $1.9 million. The related aggregate intrinsic value of these RSUs was $2.8 million at the vesting date.
The following table summarizes our RSU activity for the three months ended March 31, 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2015	399,214	$37.43
Awards granted	339,618	29.60
Awards vested	(79,118)	40.71
Awards forfeited	(3,424)	43.81
Not vested at March 31, 2016	656,290	32.95
NTI 2012 Long-Term Incentive Plan
There are 6,659,555 NTI common units reserved for issuance under the NTI 2012 Long-Term Incentive Plan ("NTI LTIP"). NTI has awarded both restricted units and phantom units under the NTI LTIP. The NTI LTIP permits the award of unit options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights and other awards that derive their value from the market price of NTI's common units.
As of March 31, 2016, 1,536,998 units were outstanding under the NTI LTIP. NTI recognizes the expense on all NTI LTIP awards ratably from the grant date until all units become unrestricted or vest. Service-based awards generally vest ratably over a three-year period beginning on the award's first anniversary date and performance-based awards generally vest following the end of the measurement period which, for the performance-based phantom awards, has traditionally been three years after the commencement of the measurement period. Compensation expense related to these restricted units is based on the grant date fair value as determined by the closing market price on the grant date, reduced by the fair value of estimated forfeitures. For awards to employees, NTI estimates a forfeiture rate that is subject to revision depending on the actual forfeiture experience.
As of March 31, 2016 and December 31, 2015, the total unrecognized compensation cost for NTI LTIP units was $26.3 million and $16.1 million, respectively.
NTI incurred $4.6 million and $2.6 million of unit-based compensation expense for the three months ended March 31, 2016 and 2015, respectively.
Restricted Common Units
As of March 31, 2016, NTI had 157,370 restricted common units outstanding. Upon vesting, these common units will no longer be restricted. All restricted common units participate in distributions on an equal basis with NTI common units and must be paid no later than 30 days after the distribution date to common unitholders. For restricted common unit awards outstanding at March 31, 2016, the forfeiture rates on NTI LTIP awards ranged from zero to 30%, depending on the employee classification and the length of the award's vesting period. NTI has one restricted common unit award with a clause stating distributions are to be accrued until the underlying units vest, at which time the accrued distributions applicable to those units will be paid to the award holder. The accrued distributions on that award at March 31, 2016 and December 31, 2015, were $0.8 million and $0.7 million, respectively.
Phantom Common Units
Service-based Awards
During 2014, NTI began awarding service-based phantom common units to certain employees. As of March 31, 2016, NTI had 726,842 service-based phantom common units outstanding. Upon vesting, NTI may settle these units in NTI common units or cash at the discretion of NTI's board of directors or its Compensation Committee. Like the restricted common units, the phantom common units participate in distributions on an equal basis with common units. However, distributions on phantom

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

common units are accrued until the underlying units vest at which time the distributions are paid in cash. In the event that unvested phantom common units are forfeited or canceled, any accrued distributions on the underlying units are forfeited by the grantee. As of March 31, 2016 and December 31, 2015, NTI had $1.7 million and $2.5 million, respectively, in accrued service-based phantom common unit distributions included in accrued liabilities and other liabilities in the Condensed Consolidated Balance Sheets. For phantom common unit awards outstanding at March 31, 2016, the forfeiture rates on NTI LTIP awards ranged from zero to 20%, depending on the employee classification.
Performance-based Phantom Units
As of March 31, 2016, NTI had 652,786 outstanding Performance-based Phantom Common Units ("NTI Performance LTIPs"), under the NTI LTIP. Assuming a threshold EBITDA is achieved, participants are entitled to an award under the NTI Performance LTIPs based on NTI’s achievement of two criteria compared to the performance peer group selected by the Compensation Committee over the performance period: (a) return on capital employed, referred to as a performance condition and (b) total unitholder return, referred to as a market condition. NTI accounts for the performance conditions and market conditions in each NTI Performance LTIPs as separate awards. Each of the performance condition awards and market condition awards represent the right to receive NTI common units or cash, or a combination of both, at the discretion of NTI's board of directors or its Compensation Committee, at the end of a three-year performance period, in an amount ranging from 0% to 200% of the original number of units granted depending on NTI’s achievement of the performance conditions and market conditions, respectively.
Performance Condition Awards. The 652,786 NTI Performance LTIPs include 342,695 performance condition awards. The fair value of performance condition awards is estimated using the market price of NTI's common units on the grant date and NTI management's assessment of the probability of the number of performance condition awards that will ultimately be awarded. The estimated fair value of these performance condition awards is amortized over a three-year vesting period using the straight-line method. On a quarterly basis, NTI estimates the ultimate payout percentage, relative to target, and adjusts compensation expense accordingly. At March 31, 2016, NTI estimates that a weighted average of 200% of the target unit count will be achieved at the end of the vesting term.
Market Condition Awards. The 652,786 NTI Performance LTIPs include 310,091 market condition awards. The estimated fair value for market condition awards is estimated using a Monte Carlo simulation model as of the grant date and the related expense is amortized over a three-year vesting period using the straight-line method. The compensation expense relating to the market condition awards is determined at the award's date and expensed ratably at a fixed rate over the vesting term. However, for purposes of the phantom common unit activity table below, NTI estimates that at March 31, 2016, a weighted average of 181% of the target unit count will be achieved at the end of the vesting term.
Expected volatilities are based on the historical volatility over the most recent three-year period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used in the Monte Carlo simulation used to value NTI's market condition awards as of March 31, 2016, are presented below:

	2016 Awards	2015 Awards
Expected volatility	29.80%	34.10%
Risk-free interest rate	1.08%	0.84%
As of March 31, 2016 and December 31, 2015, NTI had $1.5 million and $1.0 million, respectively, in accrued performance-based phantom common unit distributions included in accrued liabilities in the Condensed Consolidated Balance Sheets.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the NTI LTIP common unit activity for the three months ended March 31, 2016, is set forth below:

	Restricted Units		Phantom Units
			Service-Based Units	Performance-Based Units	Total	Weighted Average Grant Date Fair Value
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Number of Units
Not vested at December 31, 2015	191,424	$24.75	581,882	260,690	842,572	$24.00
Awards granted	—	—	381,029	163,571	544,600	30.27
Incremental performance units	—	—	—	231,777	231,777	38.17
Awards vested	(34,054)	26.84	(235,546)	(1,789)	(237,335)	24.05
Awards forfeited	—	—	(523)	(1,463)	(1,986)	24.01
Not vested at March 31, 2016	157,370	24.30	726,842	652,786	1,379,628	28.90
Western Refining Logistics, LP 2013 Long-Term Incentive Plan
The Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "WNRL LTIP") provides, among other awards, for grants of phantom units and distribution equivalent rights. As of March 31, 2016, there were 4,111,322 phantom units reserved for future grants under the WNRL LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. WNRL incurred unit-based compensation expense of $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.
The aggregate grant date fair value of non-vested phantom units outstanding as of March 31, 2016, was $7.9 million. The aggregate intrinsic value of such phantom units was $6.9 million. Total unrecognized compensation cost related to unvested phantom units totaled $7.4 million as of March 31, 2016, that is expected to be recognized over a weighted-average period of 3.12 years.
A summary of WNRL's common and phantom unit award activity for the three months ended March 31, 2016, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2015	279,787	$28.06
Awards granted	75,919	22.53
Awards vested	(60,705)	26.80
Awards forfeited	—	—
Not vested at March 31, 2016	295,001	26.64
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income attributable to Western Refining, Inc.	$30,538	$105,989
Distributed earnings	(35,601)	(28,638)
Undistributed income (loss) available to Western Refining, Inc.	$(5,063)	$77,351
Weighted-average number of common shares outstanding	92,078	95,567
Basic earnings per common share:
Distributed earnings per share	$0.39	$0.30
Undistributed earnings (loss) per share	(0.05)	0.81
Basic earnings per common share	$0.34	$1.11

Diluted earnings per common share:
Net income attributable to Western Refining, Inc.	$30,538	$105,989
Weighted-average diluted common shares outstanding	92,144	95,682
Diluted earnings per common share	$0.33	$1.11
The computation of the weighted average number of diluted shares outstanding is presented below:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Weighted-average number of common shares outstanding	92,078	95,567
Restricted share units	66	115
Weighted-average number of diluted shares outstanding	92,144	95,682
A shareholder's interest in our common stock could become diluted as a result of vestings of RSUs. In calculating our fully diluted earnings per common share, we consider the impact of RSUs that have not vested. We include unvested RSUs in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price. In connection with the Merger Agreement, we may grant additional RSUs to NTI employees. The Merger Agreement is expected to result in 17.2 million additional shares of Western Common Stock outstanding. The issuance of these additional shares may have a dilutive impact on our earnings per share.
16. Cash Flows
Restricted Cash
Restricted cash reported in our Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, relates to net proceeds from the sale of Western's TexNew Mex Pipeline System to WNRL. This cash is restricted through October 30, 2016, and must be used to reinvest in assets used in our business or as an offer of prepayment to lenders under the Western 2020 Term Loan Credit Facility.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Income taxes paid	$11,215	$40,009
Interest paid, excluding amounts capitalized	20,676	8,959

Non-cash investing and financing activities were as follows:
Assets acquired through capital lease obligations	$328	$19,511
Accrued capital expenditures	46,045	12,741
Distributions receivable from equity method investee	—	3,740
Distributions accrued on unvested NTI equity awards	3,964	—
Transfer of capital spares from fixed assets to other assets	699	—
17. Leases and Other Commitments
We have commitments under various operating leases with initial terms greater than one year for retail convenience stores, office space, warehouses, cardlocks, railcars and other facilities, some of which have renewal options and rent escalation clauses. These leases have terms that will expire on various dates through 2040. We expect that in the normal course of business, these leases will be renewed or replaced by other leases. Certain of our lease agreements provide for the fair value purchase of the leased asset at the end of the lease. Rent expense for operating leases that provide for periodic rent escalations or rent holidays over the term of the lease and for renewal periods that are reasonably assured at the inception of the lease are recognized on a straight-line basis over the term of the lease.
In the normal course of business, we also have long-term commitments to purchase products and services, such as natural gas, electricity, water and transportation services for use by our refineries and logistic assets at market-based rates. We are also party to various refined product and crude oil supply and exchange agreements.
Under a sulfuric acid regeneration and sulfur gas processing agreement with The Chemours Company FC, LLC (“Chemours”), Chemours constructed and operates two sulfuric acid regeneration units on property we leased to Chemours within our El Paso refinery. Our annual estimated cost for processing sulfuric acid and sulfur gas under this agreement is $15.7 million through March of 2028.
In November 2007, we entered into a ten-year lease agreement for office space in downtown El Paso, Texas. The building serves as our headquarters. In December 2007, we entered into an eleven-year lease agreement for an office building in Tempe, Arizona. The building centralized our operational and administrative offices in the Phoenix area.
We are party to 38 capital leases, with initial terms of 20 years, expiring in 2017 through 2036. The current portion of our capital lease obligation of $1.1 million and $1.0 million is included in accrued liabilities and the non-current portion of $53.2 million and $53.2 million is included in lease financing obligations in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively. The capital lease obligations include a deferred gain of $2.2 million.
These capital leases were discounted using annual rates of 3.24% and 10.51%. Total remaining interest related to these leases was $43.5 million and $44.1 million at March 31, 2016 and December 31, 2015, respectively. Average annual payments, including interest, for the next five years are $5.2 million with the remaining $70.9 million due through 2036. Of the 38 capital leases, 19 are NTI obligations with annual lease payments, including interest, that average $1.3 million annually through the end of 2020 with the remaining $14.2 million due through 2036. There is no recourse to Western on the NTI capital leases. The remaining 19 capital leases are held by our retail segment and make up the balance of the annual payments for the periods noted above.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents our future minimum lease commitments under capital leases and non-cancelable operating leases that have lease terms of one year or more (in thousands) as of March 31, 2016:

	Operating	Capital
Remaining 2016	$43,908	$3,859
2017	52,828	5,060
2018	49,495	5,084
2019	44,407	5,195
2020	40,218	5,386
2021 and thereafter	340,046	70,941
Total minimum lease payments	$570,902	95,525
Less amount that represents interest		43,476
Present value of net minimum capital lease payments		$52,049
Total rental expense was $17.7 million and $15.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively. Contingent rentals and subleases were not significant in any period.
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
Periodically, we receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. We do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations or cash flows. As of March 31, 2016 and December 31, 2015, we had consolidated environmental accruals of $19.4 million and $18.3 million, respectively.
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
In May 2000, we entered into an Agreed Order with the TCEQ for remediation of the south side of our El Paso refinery property. We purchased a non-cancelable Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy that covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20.0 million, of which $6.6 million remained as of March 31, 2016. In addition, a subsidiary of Chevron is obligated under a settlement agreement to pay 60% of any Agreed Order environmental clean-up costs that exceed the $20.0 million policy coverage.

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
We incurred $50.8 million in total capital expenditures between 2009 and 2013 to address the requirements of the 2005 NMED Amended Agreement. These capital expenditures were primarily for installation of emission controls on the heaters, boilers and Fluid Catalytic Cracking Unit ("FCCU") and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx and particulate matter from our Gallup refinery. As of March 31, 2016, we have completed the capital expenditures required by the 2005 NMED Amended Agreement to implement one or more FCCU emission offset projects prior to the end of 2017. We incurred $0.1 million and $1.9 million, respectively, for the years ended December 31, 2015 and 2014, and $0.1 million in the three months ended March 31, 2016 to implement an FCC emission offset project. We paid penalties between 2009 and 2012 totaling $2.7 million.
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
NTI
At March 31, 2016 and December 31, 2015, liabilities for remediation and closure obligations by NTI totaled $8.5 million and $8.6 million, respectively, of which $2.5 million and $2.6 million, respectively, are recorded on a discounted basis. These discounted liabilities are expected to be settled over at least the next 22 years. At March 31, 2016, the estimated future cash flows to settle these discounted liabilities totaled $3.0 million and are discounted at a rate of 2.27%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.1 million and $0.2 million at March 31, 2016 and December 31, 2015, respectively.
On June 3, 2014, the St. Paul Park refinery was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency ("MPCA") relating to its upgraded wastewater treatment plant at its St. Paul Park refinery. This permit required the refinery to conduct additional testing of its remaining lagoon. The testing was completed in the fourth quarter of 2014, following NTI's review of the test results and additional discussions with MPCA, NTI plans to close the remaining lagoon. At March 31, 2016 and December 31, 2015, NTI estimated the remediation and closure costs to be $6.0 million, subject to receipt of final bids from contractors. In connection with NTI's December 2010 acquisition of the St. Paul Park refinery, among other assets, from the Marathon Petroleum Company LP ("Marathon"), NTI entered into an agreement with Marathon that required Marathon to share in the future remediation costs of this lagoon, should they be required. During the third quarter of 2015, NTI entered into a settlement and release agreement with Marathon and received $3.5 million pursuant to this settlement that NTI recorded as a reduction of direct operating expenses.
Other Matters
The EPA has issued Renewable Fuels Standards ("RFS"), that require us and other refiners to blend renewable fuels into the refined products produced at our refineries. Annually, the EPA is required to establish a volume of renewable fuels that refineries must blend into their refined petroleum fuels. To the extent we are unable to blend at the rate necessary to satisfy the EPA mandated volume, we purchase Renewable Identification Numbers ("RINs"). The purchase price for RINs is volatile and may vary significantly from period to period. The net cost of meeting our estimated renewable volume obligations, including sales and purchases of RINs, was $13.6 million and $6.2 million for the three months ended March 31, 2016 and 2015, respectively. The supply and demand environment for RINs is uncertain and we cannot predict the impact of RINs purchases on our results of operations in any given period.

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
19. Related Party Transactions
We lease office space in a building located in El Paso, Texas that is owned by an entity controlled by one of our officers. The lease agreement expires in May 2017. Under the terms of the lease, we make annual payments of $0.2 million. For the three months ended March 31, 2016 and 2015, we made rental payments under this lease to the related party of $0.06 million. We have no amounts due as of March 31, 2016, related to this lease agreement.
Beginning on September 30, 2014, NTI began paying MPL for transportation services at published tariff rates. During the three months ended March 31, 2016 and 2015, NTI paid $14.0 million and $12.7 million, respectively, in crude transportation costs with MPL. Prior to September 30, 2014, NTI had a crude oil supply and logistics agreement with a third-party and had no direct supply transactions with MPL prior to this date. NTI's Chief Executive Officer is a member of MPL's board of managers.
20. Condensed Consolidating Financial Information
Separate condensed consolidating financial information of Western Refining, Inc. (the "Parent"), subsidiary guarantors and non-guarantors is presented below. At March 31, 2016, the Parent and certain subsidiary guarantors have fully and unconditionally guaranteed our Western 2021 Senior Unsecured Notes on a joint and several basis. NTI and WNRL are subsidiaries that have not guaranteed the Western 2021 Senior Unsecured Notes. As a result of the Parent and certain subsidiaries' guarantee arrangements, we are required to present the following condensed consolidating financial information that should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Due to the retrospective adjustments of financial position, results of operations and cash flows from the guarantor to the non-guarantor entities resulting from the TexNew Mex Pipeline Transaction, we have revised the condensed consolidating financial information for all periods presented. See Note 1, Organization, for additional information on this transaction.
NTI and WNRL are publicly held master limited partnerships. As of March 31, 2016, we owned a 38.3% limited partnership interest in NTI and a 66.4% limited partnership interest in WNRL, and the non-financial general partner interests of both entities. We are the primary beneficiary of WNRL's earnings and cash flows. We exercise control of both NTI and WNRL through our 100% ownership of the respective general partners. Accordingly, NTI and WNRL are consolidated with the other accounts of Western.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$529,460	$63,620	$—	$593,101
Accounts receivable, trade, net of a reserve for doubtful accounts	—	104,551	232,526	—	337,077
Accounts receivable, affiliate	3,007	66,012	2,544	(71,563)	—
Inventories	—	419,692	263,901	—	683,593
Prepaid expenses	—	61,472	18,499	—	79,971
Other current assets	—	118,778	40,813	—	159,591
Total current assets	3,028	1,299,965	621,903	(71,563)	1,853,333
Restricted cash	—	36,783	—	—	36,783
Equity method investment	—	—	102,971	—	102,971
Property, plant and equipment, net	—	1,106,879	1,217,712	—	2,324,591
Goodwill	—	—	1,289,443	—	1,289,443
Intangible assets, net	—	31,923	53,352	—	85,275
Investment in subsidiaries	3,994,766	—	—	(3,994,766)	—
Due from affiliate	—	1,894,627	—	(1,894,627)	—
Other assets, net	—	37,975	23,391	—	61,366
Total assets	$3,997,794	$4,408,152	$3,308,772	$(5,960,956)	$5,753,762
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$10,938	$251,898	$299,594	$—	$562,430
Accounts payable, affiliate	—	—	71,563	(71,563)	—
Accrued liabilities	10,975	110,587	97,190	—	218,752
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	27,413	362,485	468,347	(71,563)	786,682
Long-term liabilities:
Long-term debt, less current portion	856,520	—	796,072	—	1,652,592
Due to affiliate	1,894,627	—	—	(1,894,627)	—
Lease financing obligation	—	41,943	11,247	—	53,190
Deferred income tax liability, net	—	304,195	37,280	—	341,475
Deficit in subsidiaries	—	399,553	—	(399,553)	—
Other liabilities	—	64,489	4,534	—	69,023
Total long-term liabilities	2,751,147	810,180	849,133	(2,294,180)	2,116,280
Equity:
Equity - Western	1,219,234	3,235,487	359,726	(3,595,213)	1,219,234
Equity - Non-controlling interest	—	—	1,631,566	—	1,631,566
Total equity	1,219,234	3,235,487	1,991,292	(3,595,213)	2,850,800
Total liabilities and equity	$3,997,794	$4,408,152	$3,308,772	$(5,960,956)	$5,753,762

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$1,004,540	$965,512	$(514,548)	$1,455,504
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	798,548	763,361	(514,548)	1,047,361
Direct operating expenses (exclusive of depreciation and amortization)	—	106,540	117,045	—	223,585
Selling, general and administrative expenses	46	24,695	28,544	—	53,285
Gain on disposal of assets, net	—	(26)	(104)	—	(130)
Maintenance turnaround expense	—	125	—	—	125
Depreciation and amortization	—	25,538	27,113	—	52,651
Total operating costs and expenses	46	955,420	935,959	(514,548)	1,376,877
Operating income (loss)	(46)	49,120	29,553	—	78,627
Other income (expense):
Equity in earnings of subsidiaries	43,725	9,304	—	(53,029)	—
Interest income	—	114	50	—	164
Interest and debt expense	(13,141)	(738)	(12,802)	—	(26,681)
Other, net	—	1,069	5,035	—	6,104
Income before income taxes	30,538	58,869	21,836	(53,029)	58,214
Provision for income taxes	—	(18,368)	(261)	—	(18,629)
Net income	30,538	40,501	21,575	(53,029)	39,585
Less net income attributable to non-controlling interests	—	—	9,047	—	9,047
Net income attributable to Western Refining, Inc.	$30,538	$40,501	$12,528	$(53,029)	$30,538
Comprehensive income attributable to Western Refining, Inc.	$30,538	$40,501	$12,528	$(53,029)	$30,538

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$1,783,100	$1,305,172	$(769,542)	$2,318,730
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	1,488,688	1,022,164	(769,542)	1,741,310
Direct operating expenses (exclusive of depreciation and amortization)	—	109,235	106,076	—	215,311
Selling, general and administrative expenses	47	29,530	26,226	—	55,803
Loss (gain) on disposal of assets, net	—	381	(99)	—	282
Maintenance turnaround expense	—	105	—	—	105
Depreciation and amortization	—	24,669	25,257	—	49,926
Total operating costs and expenses	47	1,652,608	1,179,624	(769,542)	2,062,737
Operating income (loss)	(47)	130,492	125,548	—	255,993
Other income (expense):
Equity in earnings of subsidiaries	119,759	8,228	—	(127,987)	—
Interest income	—	97	66	—	163
Interest and debt expense	(13,723)	(507)	(10,727)	—	(24,957)
Other, net	—	45	3,161	—	3,206
Income before income taxes	105,989	138,355	118,048	(127,987)	234,405
Provision for income taxes	—	(59,234)	(203)	—	(59,437)
Net income	105,989	79,121	117,845	(127,987)	174,968
Less net income attributable to non-controlling interests	—	—	68,979	—	68,979
Net income attributable to Western Refining, Inc.	$105,989	$79,121	$48,866	$(127,987)	$105,989
Comprehensive income attributable to Western Refining, Inc.	$105,989	$79,129	$48,866	$(127,987)	$105,997

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$4,786	$(21,284)	$30,994	$(13,392)	$1,104
Cash flows from investing activities:
Capital expenditures	—	(44,798)	(34,231)	—	(79,029)
Return of capital from equity method investment	13,537	—	—	(13,537)	—
Use of restricted cash	—	32,323	—	—	32,323
Contributions to affiliate	—	(93,653)	—	93,653	—
Proceeds from the sale of assets	—	100	119	—	219
Net cash provided by (used in) investing activities	13,537	(106,028)	(34,112)	80,116	(46,487)
Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,375)	(194)	(353)	—	(1,922)
Borrowings on revolving credit facility	—	—	70,000	—	70,000
Repayments on revolving credit facility	—	—	(62,500)	—	(62,500)
Distribution to affiliate	—	—	(26,929)	26,929	—
Purchases of common stock for treasury	(75,000)	—	—	—	(75,000)
Distribution to non-controlling interest holders	—	—	(28,995)	—	(28,995)
Dividends paid	(35,601)	—	—	—	(35,601)
Contributions from affiliates	93,653	—	—	(93,653)	—
Net cash used in financing activities	(18,323)	(194)	(48,777)	(66,724)	(134,018)
Net decrease in cash and cash equivalents	—	(127,506)	(51,895)	—	(179,401)
Cash and cash equivalents at beginning of year	21	656,966	115,515	—	772,502
Cash and cash equivalents at end of year	$21	$529,460	$63,620	$—	$593,101

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$12,172	$4,907	$115,668	$(27,769)	$104,978
Cash flows from investing activities:
Capital expenditures	—	(20,526)	(33,317)	648	(53,195)
Use of restricted cash	—	43,400	—	—	43,400
Contributions to affiliate	—	(61,636)	—	61,636	—
Proceeds from the sale of assets	—	1,093	179	(648)	624
Net cash provided by (used in) investing activities	—	(37,669)	(33,138)	61,636	(9,171)
Cash flows from financing activities:
Additions to long-term debt	—	—	300,000	—	300,000
Payments on long-term debt and capital lease obligations	(1,375)	—	—	—	(1,375)
Repayments on revolving credit facility	—	—	(269,000)	—	(269,000)
Distribution to affiliate	—	—	(27,769)	27,769	—
Deferred financing costs	—	—	(6,551)	—	(6,551)
Purchases of common stock for treasury	(25,000)	—	—	—	(25,000)
Distribution to non-controlling interest holders	—	—	(33,665)	—	(33,665)
Dividends paid	(28,638)	—	—	—	(28,638)
Contributions from affiliates	42,841	—	18,795	(61,636)	—
Excess tax benefit from stock-based compensation	—	337	—	—	337
Net cash provided by (used in) financing activities	(12,172)	337	(18,190)	(33,867)	(63,892)
Net increase (decrease) in cash and cash equivalents	—	(32,425)	64,340	—	31,915
Cash and cash equivalents at beginning of year	21	288,986	142,152	—	431,159
Cash and cash equivalents at end of year	$21	$256,561	$206,492	$—	$463,074

21. NTI
On December 21, 2015, Western entered into the Merger Agreement, by and among Western, MergerCo, NTI and Northern Tier Energy GP LLC, the general partner of NTI and a wholly-owned subsidiary of Western (“NTI GP”). Upon the terms and subject to the conditions set forth in the Merger Agreement, MergerCo will merge with and into NTI, the separate limited liability company existence of MergerCo will cease and NTI will continue to exist, as a limited partnership under Delaware law and as an indirect wholly-owned subsidiary of Western, as the surviving entity in the Merger.
NT InterHoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Western ("NT InterHoldCo"), owns 100% of the membership interests in NTI GP and 38.3% of NTI’s outstanding common units representing limited partner interests in NTI (“NTI Common Units”). NT InterHoldCo also owns 100% of the membership interests in Western Acquisition Holdings, LLC, a Delaware limited liability company and holder of 100% of the membership interests in MergerCo (“MergerCo HoldCo”). Following the Merger, NTI GP will remain the sole general partner of NTI, the NTI Common Units held by Western and its subsidiaries will be unchanged and remain issued and outstanding, and, by virtue of the Merger, all of the membership interests in MergerCo will automatically be converted into the number of NTI Common Units (excluding any NTI Common Units owned by Western and its subsidiaries) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”). Consequently, NT InterHoldCo and its wholly-owned subsidiary, MergerCo HoldCo, will become the sole limited partners of NTI. At the Effective Time, each of the outstanding NTI Common Units held by the NTI Public Unitholders will be converted into the right to receive, subject to election by the NTI Public

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unitholders and proration, (i) $15.00 in cash without interest and 0.2986 of a share of Western Common Stock (the “Standard Mix of Consideration”), (ii) $26.06 in cash without interest (the “Cash Election”), or (iii) 0.7036 of a share of Western Common Stock (the “Stock Election”). The Cash and Stock Elections will be subject to proration to ensure that the total amount of cash paid and the total number of shares of Western Common Stock issued and delivered (which may include shares of Western Common Stock held in treasury by Western and reissued) in the Merger to NTI Public Unitholders as a whole are equal to the total amount of cash and number of shares of Western Common Stock that would have been paid and issued if all NTI Public Unitholders received the Standard Mix of Consideration. The transaction is expected to result in the payment and delivery of $862.3 million in cash and 17.2 million shares of Western Common Stock to the NTI Public Unitholders.
The parties anticipate that the Merger will close in the second quarter of 2016, pending the satisfaction of certain customary conditions thereto. Pursuant to the terms of the Merger Agreement, with respect to the Closing Date, NTI will, to the extent it generates available cash in such quarter, make a prorated quarterly cash distribution to all NTI common unitholders, including NT InterHoldCo, for the portion of the quarter that NTI Public Unitholders own NTI Common Units prior to the Closing Date, in the event that NTI Public Unitholders who receive Western Common Stock in the Merger would not receive a dividend with respect to the Western Common Stock received in the Merger, due to the record date for such dividend occurring before the Closing Date. Any prorated quarterly distribution for the quarter in which the Closing Date occurs would be paid to NTI Public Unitholders as of the Effective Time for the Merger, together with the merger consideration payable with respect to the Merger.
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
On January 19, 2016, Western filed a preliminary registration statement on Form S-4 (the “Preliminary S-4”) to register the shares of Western Common Stock to be issued and delivered (or, to the extent held in treasury by Western, delivered but not issued) in the Merger. Western filed two subsequent amendments to the Preliminary S-4 on March 18 and April 19, 2016, in response to review and comments by the Securities and Exchange Commission (the “SEC”). On each respective filing date, the parties to the Merger Agreement jointly filed a transaction statement on Schedule 13E-3 ("Schedule 13-E") that discloses the material terms of the Merger Transactions. Both the preliminary S-4 and the Schedule 13-E are currently under review by the SEC and are subject to future amendments.
22. WNRL
WNRL is a publicly held master limited partnership that owns and operates logistic assets that consist of pipeline and gathering, terminalling, storage and transportation assets, providing related services to our refining segment in the Southwest, including 685 miles of pipelines and 8.2 million barrels of active storage capacity. The majority of WNRL's logistics assets are integral to the operations of the El Paso and Gallup refineries.
WNRL also owns a wholesale business that operates primarily in the Southwest. WNRL's wholesale business includes the operations of several lubricant and bulk petroleum distribution plants and a fleet of crude oil, refined product and lubricant delivery trucks. WNRL distributes commercial wholesale petroleum products primarily in Arizona, California, Colorado,

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nevada, New Mexico and Texas. WNRL purchases petroleum fuels and lubricants from our refining segment and from third-party suppliers.
As of March 31, 2016, we owned a 66.4% interest in WNRL and a 100% general partner interest. As the general partner of WNRL, we have the sole ability to direct the activities that most significantly impact WNRL's financial performance, and therefore we consolidate WNRL.
We are WNRL’s primary logistics customer and a significant wholesale customer through our retail business. WNRL generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Additionally, WNRL sells various finished petroleum products to us and other third party customers. Under our long-term agreements with WNRL (discussed below), we accounted for 31.9% and 29.3% of WNRL’s total revenues for the three month periods ended March 31, 2016 and 2015, respectively. We do not provide financial or equity support through any liquidity arrangements and/or debt guarantees to WNRL.
WNRL has outstanding debt under a senior secured revolving credit facility and its senior notes. Excluding assets held by WNRL, WNRL’s creditors have no recourse to our assets. Any recourse to WNRL’s general partner would be limited to the extent of Western Refining Logistics GP LLC.’s assets that other than its investment in WNRL, are not significant. Our creditors have no recourse to the assets of WNRL and its consolidated subsidiaries.
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
WNRL has risk associated with its operations. If a major customer of WNRL were to terminate its contracts or fail to meet desired shipping or throughput levels for an extended period of time, revenue would be reduced and WNRL could suffer substantial losses to the extent that a new customer is not found. In the event that WNRL incurs a loss, our operating results will reflect WNRL’s loss, net of intercompany eliminations, to the extent of our ownership interest in WNRL at that point in time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K") and elsewhere in this report. You should read "Risk Factors" and "Forward-Looking Statements" in this report. In this Item 2, all references to "Western Refining," "the Company," "Western," "we," "us," and "our" refer to Western Refining, Inc. and its consolidated subsidiaries including Northern Tier Energy LP ("NTI") and Western Refining Logistics, LP ("WNRL"), unless the context otherwise requires or where otherwise indicated.
Company Overview
We are an independent crude oil refiner and marketer of refined products incorporated in September 2005 under Delaware law with principal offices located in El Paso, Texas. Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol “WNR.” We own certain operating assets directly; the controlling general partner interest and a 38.3% limited partner interest in NTI and the controlling general partner interest, incentive distribution rights and a 66.4% limited partner interest in Western Refining Logistics, LP ("WNRL"). NTI and WNRL common partnership units trade on the NYSE under the symbols "NTI" and "WNRL," respectively.
We produce refined products at our refineries in El Paso, Texas (131,000 barrels per day, or bpd), near Gallup, New Mexico (25,000 bpd) and NTI's refinery in St. Paul Park, Minnesota (98,000 bpd). We sell refined products primarily in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico through bulk distribution terminals and wholesale marketing networks. We also sell refined products through two retail networks with a total of 541 company-operated and franchised retail sites in the United States.
Our 100% ownership of the general partners of both NTI and WNRL gives us effective control of both entities. NTI operates a refinery in St. Paul Park, Minnesota and a retail-marketing network of 283 convenience stores, of which 114 are franchisees. NTI's primary area of operations includes Minnesota and Wisconsin. WNRL provides logistical services to our refineries in the Southwest and operates several lubricant and bulk petroleum distribution plants and a fleet of crude oil and refined product delivery trucks. WNRL distributes wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico and Texas.
We entered into an Agreement and Plan of Merger dated as of December 21, 2015 (the “Merger Agreement”) with Western Acquisition Co, LLC, a wholly-owned subsidiary of Western (“MergerCo”), NTI and Northern Tier Energy GP LLC, to acquire all of NTI’s outstanding common units not already held by us (the “Merger”). Each of the outstanding NTI common units held by unitholders other than us (the “NTI Public Unitholders”) will be converted under the terms of the Merger Agreement, into the right to receive, subject to election by the NTI Public Unitholders and proration, (i) $15.00 in cash without interest and 0.2986 of a share of Western's common stock, par value $0.01 per share ("Western Common Stock"), (ii) $26.06 in cash without interest or (iii) 0.7036 of a share of Western Common Stock. Upon the terms and subject to the conditions set forth in the Merger Agreement, MergerCo will merge with and into NTI and the separate limited liability company existence of MergerCo will cease and NTI will continue to exist, as a limited partnership under Delaware law and as our indirect wholly-owned subsidiary, as the surviving entity in the Merger. The Merger is expected to close in the second quarter of 2016, pending the satisfaction of certain customary conditions and the approval of the Merger and other matters at a special meeting of NTI unitholders by the affirmative vote of holders of a majority of the outstanding NTI common units (including the NTI common units held by us). The transaction is expected to result in 17.2 million additional shares of Western Common Stock outstanding.
Consistent with NTI’s distribution policy, cash distributions with respect to the second quarter of 2016, if any, would normally be declared and paid in August 2016. However, pursuant to the terms of the Merger Agreement, with respect to the quarter in which the closing date ("Closing Date") occurs, which is currently expected to be the second quarter of 2016, assuming all closing conditions are satisfied, NTI will, to the extent it generates available cash in such quarter, make a prorated quarterly distribution to unitholders of record as of immediately prior to the effective time of the Merger (the “Effective Time”) of any such available cash if the record date for the Western's quarterly cash dividend to be paid in that quarter occurs before the Closing Date. Accordingly, in the quarter that the Closing Date occurs, NTI common unitholders who receive Western Common Stock in the Merger will receive (i) an NTI cash distribution in respect of the previous quarter, to the extent that NTI generates available cash in such quarter, and (ii) either an NTI prorated cash distribution in respect of available cash generated by NTI in the quarter in which the Closing Date occurs or (assuming such unitholders continue to hold the shares of Western Common Stock received in the Merger through the record date for such Western dividend) the Western quarterly cash dividend payable in the quarter in which the Closing Date occurs. The amount of any distribution will not have any effect on the merger consideration to be received by the NTI’s unitholders. See Note 21, NTI, in the Notes to Condensed Consolidated Financial Statements for further discussion.
On October 30, 2015, we sold a 375 mile segment of the TexNew Mex Pipeline system to WNRL that extends from WNRL's crude oil station in Star Lake, New Mexico, in the Four Corners region to its T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System"). We also sold an 80,000 barrel crude oil storage tank located at WNRL's crude oil pumping station in Star Lake, New Mexico and certain other related assets. WNRL acquired these assets from us in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 units of a newly created class of limited partner interests in WNRL, referred to as the "TexNew Mex Units." We refer to this transaction as the "TexNew Mex Pipeline Transaction."
Our operations are reported under four business segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes and our types of customers. These four segments are: refining, NTI, WNRL and retail. See Note 3, Segment Information, in the Notes to Condensed Consolidated Financial Statements for further discussion of our business segments.

•
Refining. Our refining segment owns and operates two refineries in the Southwest that process crude oil and other feedstocks primarily into gasoline, diesel fuel, jet fuel and asphalt. We market refined products to a diverse customer base including wholesale distributors and retail chains. The refining segment also sells refined products in the Mid-Atlantic region and Mexico.

•	NTI. NTI owns and operates refining and transportation assets and operates and supports retail convenience stores primarily in the Upper Great Plains region of the United States.

•
WNRL. WNRL owns and operates terminal, storage, transportation and wholesale assets consisting of a fleet of crude oil and refined product truck transports and wholesale petroleum product operations in the Southwest region. WNRL's primary customer is our refineries in the Southwest. WNRL purchases its wholesale product supply from the refining segment and third-party suppliers.

•
Retail. Our retail segment operates retail convenience stores and unmanned commercial fleet fueling ("cardlock") locations located in the Southwest. The retail convenience stores sell gasoline, diesel fuel and convenience store merchandise.

Major Influences on Results of Operations
Summary of First Quarter 2016 Operating and Financial Results

•	We averaged total throughput of 143,056 bpd at the El Paso refinery for the three months ended March 31, 2016, a 2.7% increase from the three months ended March 31, 2015.

•
We averaged throughput of 22,312 bpd at the Gallup refinery for the three months ended March 31, 2016, a 20.3% decrease from the three months ended March 31, 2015, primarily due to maintenance activity during the quarter.

•	NTI averaged throughput of 100,609 bpd at the St. Paul Park refinery for the three months ended March 31, 2016, a 6.9% increase from the three months ended March 31, 2015.

•	We purchased 2,462,350 shares under our share repurchase program at an average price of $30.46 per share.

•	NTI borrowed and repaid $70.0 million and $47.5 million, respectively, under the NTI Revolving Credit Facility.

•	WNRL repaid $15.0 million of its outstanding direct borrowings under the WNRL Revolving Credit Facility.

•	Dividends and distributions declared and paid:

◦	$0.38 per Western common share;

◦	$0.38 per NTI common unit; and

◦	$0.3925 per WNRL common unit.
Net income attributable to Western was $30.5 million, or $0.33 per diluted share for the three months ended March 31, 2016, compared to $106.0 million, or $1.11 per diluted share for the three months ended March 31, 2015.

Our operating income decreased $177.4 million from March 31, 2015, to March 31, 2016, as shown by segment in the following table:

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands)
Refining	$62,138	$148,612	$(86,474)
NTI	8,115	107,987	(99,872)
WNRL	21,438	17,561	3,877
Retail	2,432	(441)	2,873
Other	(15,496)	(17,726)	2,230
Total operating income	$78,627	$255,993	$(177,366)
The WNRL financial and operational data presented includes the historical results of all assets acquired from Western in the TexNew Mex Pipeline Transaction. This transaction was a transfer of assets between entities under common control. The financial information for the affected reporting segments has been retrospectively adjusted to include or exclude the historical results of the transferred assets for periods prior to the effective date of the transaction. See Note 3, Segment Information, in the Notes to Condensed Consolidated Financial Statements for further discussion of these retrospective adjustments.
Overview of Segments
Refining. The following items have a significant impact on our overall refinery gross margin, results of operations and cash flows:

•	fluctuations in petroleum based commodity values such as refined product prices and the cost of crude oil and other feedstocks;

•	product yield volumes that are less than total refinery throughput volume, resulting in yield loss and lower refinery gross margin;

•	the impact of our economic hedging activity;

•	fluctuations in our direct operating expenses, especially the cost of natural gas and electricity;

•	planned maintenance turnarounds, generally significant in both downtime and cost, are expensed as incurred;

•	seasonal fluctuations in demand for refined products; and

•	unplanned downtime of our refineries generally leads to increased maintenance costs and a temporary increase in working capital investment.
The following key factors affect petroleum based commodity values:

•	supply and demand for crude oil, gasoline and other refined products;

•	changes in domestic and foreign economies;

•	weather conditions;

•	domestic and foreign political affairs;

•	crude oil and refined petroleum product production levels;

•	logistics constraints;

•	availability of imports;

•	marketing of competitive fuels;

•	price differentials between heavy and sour crude oils and light sweet crude oils; and

•	government regulation.
We engage in hedging activity primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product and blendstock inventories. We record the results of our hedging activity within cost of products sold which directly impacts our results of operations.
Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenues or cost of products sold. In addition to the crude oil that we purchase to process at our refineries, we also purchase crude oil quantities that are transported to different locations and sold to third parties. We record these sales on a gross basis with the sales price recorded as revenues and the related costs within cost of products sold. Consolidated cost of products sold for the three months ended March 31, 2016, includes $5.3 million of realized and unrealized net gains from our economic hedging activities, including refining segment gains of $6.0 million and NTI losses of $0.7 million. The non-cash unrealized net losses included in the consolidated total were $12.5 million, including unrealized losses of $16.3 million related to Western's refining segment and unrealized gains of $3.8 million related to NTI for the three months ended March 31, 2016.
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. During 2015 and 2016, the volatility in crude oil prices and refining margins contributed to the variability of our results of operations.
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
Under an exclusive supply agreement with a third party, we receive monthly distribution amounts from the supplier equal to one-half of the amount by which our refined product sales in the Mid-Atlantic exceeds the supplier's costs of acquiring, transporting and hedging the refined product related to such sales. To the extent our refined product sales do not exceed the refined product costs during any month, we pay one-half of that amount to the supplier. Our payments to the supplier are limited to an aggregate annual amount of $2.0 million. This supply agreement is due to expire at the end of 2016.
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
Demand for gasoline in summer is generally higher than demand in winter. These seasonal trends can impact gasoline prices and margins, causing a general trend in NTI's operating results toward lower first and fourth calendar quarters compared to the second and third calendar quarters of each year.
WNRL. WNRL's terminal throughput volumes depend primarily on the volume of refined and other products produced at Western’s southwestern refineries that, in turn, is ultimately dependent on supply and demand for refined product, crude oil and other feedstocks and Western’s response to changes in demand and supply.
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
Retail. Earnings and cash flows from our retail business are primarily affected by the sales volumes and margins of gasoline and diesel fuel and by the sales and margins of merchandise sold at our retail stores. Margins for gasoline and diesel fuel sales are equal to the sales price less the delivered cost of the fuel and motor fuel taxes and are measured on a cpg basis. Fuel margins are impacted by competition and local and regional supply and demand. Margins for retail merchandise sold are equal to retail merchandise sales less the delivered cost of the merchandise, net of supplier discounts and inventory shrinkage and are measured as a percentage of merchandise sales. Merchandise sales are impacted by convenience or location, branding and competition. Our retail sales reflect seasonal trends such that operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year primarily due to lower demand for retail fuel. Earnings and cash flows from our cardlock business are primarily affected by the sales volumes and margins of gasoline and diesel fuel sold. These margins are equal to the sales price, net of discounts less the delivered cost of the fuel and motor fuel taxes and are measured on a cpg basis. Factors that influence margins include local supply, demand and competition.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K.
Recent Accounting Pronouncements. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We are currently evaluating the effect that certain of these new accounting requirements may have on our accounting and related reporting and disclosures in our consolidated financial statements. For further discussion of the impact of recent accounting pronouncements, see Note 2, Basis of Presentation and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements.

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three months ended March 31, 2016 and 2015. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.
Consolidated
Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$1,455,504	$2,318,730	$(863,226)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,047,361	1,741,310	(693,949)
Direct operating expenses (exclusive of depreciation and amortization)	223,585	215,311	8,274
Selling, general and administrative expenses	53,285	55,803	(2,518)
Loss (gain) on disposal of assets, net	(130)	282	(412)
Maintenance turnaround expense	125	105	20
Depreciation and amortization	52,651	49,926	2,725
Total operating costs and expenses	1,376,877	2,062,737	(685,860)
Operating income	78,627	255,993	(177,366)
Other income (expense):
Interest income	164	163	1
Interest and debt expense	(26,681)	(24,957)	(1,724)
Other, net	6,104	3,206	2,898
Income before income taxes	58,214	234,405	(176,191)
Provision for income taxes	(18,629)	(59,437)	40,808
Net income	39,585	174,968	(135,383)
Less net income attributable to non-controlling interests (2)	9,047	68,979	(59,932)
Net income attributable to Western Refining, Inc.	$30,538	$105,989	$(75,451)

Basic earnings per share	$0.34	$1.11	$(0.77)
Diluted earnings per share	$0.33	$1.11	$(0.78)
Dividends declared per common share	$0.38	$0.30	$0.08
Weighted average basic shares outstanding	92,078	95,567	(3,489)
Weighted average dilutive shares outstanding	92,144	95,682	(3,538)

(1)
Excludes $627.5 million and $736.5 million of intercompany sales and $627.5 million and $736.5 million of intercompany cost of products sold for the three months ended March 31, 2016 and March 31, 2015, respectively.

(2)
Net income attributable to non-controlling interests for the three months ended March 31, 2016, consisted of income from NTI and WNRL in the amount of $4.3 million and $4.7 million, respectively. Net income attributable to non-controlling interests for the three months ended March 31, 2015, consisted of income from NTI and WNRL in the amount of $63.8 million and $5.2 million, respectively.

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands)
Economic Hedging Activities Recognized within Cost of Products Sold
Realized hedging gain, net	$17,803	$17,553	$250
Unrealized hedging loss, net	(12,483)	(20,057)	7,574
Total hedging gain (loss), net	$5,320	$(2,504)	$7,824

Cash Flow Data
Net cash provided by (used in):
Operating activities	$1,104	$104,978	$(103,874)
Investing activities	(46,487)	(9,171)	(37,316)
Financing activities	(134,018)	(63,892)	(70,126)
Capital expenditures	$79,029	$53,195	$25,834
Gross Margin. Gross margin is calculated as net sales less cost of products sold (exclusive of depreciation and amortization). Compared to the three months ended March 31, 2015, our consolidated gross margin decreased by 29.3% for the current period. This decrease was primarily due to lower refining margins offset in part by net economic hedging gains. We discuss refining margins and economic hedging activities under our refining and NTI segments.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to increases of $8.4 million, $2.5 million, $0.7 million in our NTI, WNRL and retail segments, respectively, partially offset by a decrease of $3.3 million in our refining segment.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses resulted from decreases of $2.2 million, $2.3 million, $0.9 million and $0.4 million in corporate overhead and in our refining, WNRL and retail segments, respectively, partially offset by an increase of $3.2 million in our NTI segment. The decrease in corporate overhead was due to lower employee expenses based primarily on lower incentive compensation expenses in the current period.
Depreciation and Amortization. The increase between periods was primarily due to additional depreciation associated with our logistics assets related to the TexNew Mex Pipeline System and the ongoing expansion of our Delaware Basin logistics system.
Interest and Debt Expense. The increase in interest expense from prior periods was attributable to interest incurred through WNRL's issuance of $300.0 million of the WNRL 2023 Senior Notes during the first quarter of 2015, borrowings under the WNRL Revolving Credit Facility of $130.0 million and borrowings under the NTI Revolving Credit Facility.

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

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands)
Gross Margin by Segment
Refining	$164,306	$255,985	$(91,679)
NTI	129,702	217,313	(87,611)
WNRL	72,449	65,695	6,754
Retail	41,686	38,427	3,259
Consolidated gross margin	$408,143	$577,420	$(169,277)
Direct Operating Expenses by Segment
Refining	$73,488	$76,798	$(3,310)
NTI	78,144	69,705	8,439
WNRL	38,901	36,371	2,530
Retail	33,052	32,354	698
Other	—	83	(83)
Consolidated direct operating expenses	$223,585	$215,311	$8,274
Depreciation and Amortization by Segment
Refining	$21,285	$20,484	$801
NTI	19,969	19,365	604
WNRL	7,144	5,892	1,252
Retail	3,330	3,286	44
Other	923	899	24
Consolidated depreciation and amortization	$52,651	$49,926	$2,725
See additional analysis under discussions of our refining, NTI, WNRL and retail segments.

Adjusted EBITDA
Adjusted EBITDA represents earnings before interest and debt expense, provision for income taxes, depreciation, amortization, maintenance turnaround expense and certain other non-cash income and expense items. However, Adjusted EBITDA is not a recognized measurement under U.S. generally accepted accounting principles ("GAAP"). Our management believes that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our management believes that Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes, the accounting effects of significant turnaround activities (that many of our competitors capitalize and thereby exclude from their measures of EBITDA) and certain non-cash charges that are items that may vary for different companies for reasons unrelated to overall operating performance.
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
Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$30,538	$105,989	$(75,451)
Net income attributable to non-controlling interests	9,047	68,979	(59,932)
Interest and debt expense	26,681	24,957	1,724
Provision for income taxes	18,629	59,437	(40,808)
Loss (gain) on disposal of assets, net	(130)	282	(412)
Depreciation and amortization	52,651	49,926	2,725
Maintenance turnaround expense	125	105	20
Net change in lower of cost or market inventory reserve	(51,734)	(15,722)	(36,012)
Unrealized loss on commodity hedging transactions	12,483	20,057	(7,574)
Adjusted EBITDA	$98,290	$314,010	$(215,720)

Refining Segment
Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands, except bpd and per barrel data)
Statement of Operations Data:
Net sales (including intersegment sales) (1)	$886,320	$1,491,441	$(605,121)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	722,014	1,235,456	(513,442)
Direct operating expenses (exclusive of depreciation and amortization)	73,488	76,798	(3,310)
Selling, general and administrative expenses	7,270	9,569	(2,299)
Loss on disposal of assets, net	—	417	(417)
Maintenance turnaround expense	125	105	20
Depreciation and amortization	21,285	20,484	801
Total operating costs and expenses	824,182	1,342,829	(518,647)
Operating income	$62,138	$148,612	$(86,474)
Key Operating Statistics
Total sales volume (bpd) (1) (3)	190,941	233,474	(42,533)
Total refinery production (bpd)	163,167	164,837	(1,670)
Total refinery throughput (bpd) (4)	165,368	167,299	(1,931)
Per barrel of refinery throughput:
Refinery gross margin (2) (5) (6)	$10.79	$16.83	$(6.04)
Direct operating expenses (7)	4.88	5.10	(0.22)
Mid-Atlantic sales volume (bbls)	1,731	1,940	(209)
Mid-Atlantic margin per barrel	$1.14	$1.32	$(0.18)
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
El Paso and Gallup Refineries

	Three Months Ended
	March 31,
	2016	2015	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	90,011	89,197	814
Diesel and jet fuel	64,140	65,109	(969)
Residuum	3,218	4,938	(1,720)
Other	5,798	5,593	205
Total refinery production (bpd)	163,167	164,837	(1,670)
Refinery throughput (bpd):
Sweet crude oil	123,953	131,182	(7,229)
Sour crude oil	28,499	23,237	5,262
Other feedstocks and blendstocks	12,916	12,880	36
Total refinery throughput (bpd) (4)	165,368	167,299	(1,931)

El Paso Refinery

	Three Months Ended
	March 31,
	2016	2015	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	75,239	71,692	3,547
Diesel and jet fuel	58,284	56,726	1,558
Residuum	3,218	4,938	(1,720)
Other	4,619	3,980	639
Total refinery production (bpd)	141,360	137,336	4,024
Refinery throughput (bpd):
Sweet crude oil	104,887	106,359	(1,472)
Sour crude oil	28,499	23,237	5,262
Other feedstocks and blendstocks	9,670	9,706	(36)
Total refinery throughput (bpd) (4)	143,056	139,302	3,754
Total sales volume (bpd) (3)	141,762	151,812	(10,050)
Per barrel of refinery throughput:
Refinery gross margin (2) (5)	$7.42	$17.47	$(10.05)
Direct operating expenses (7)	3.49	4.08	(0.59)

Gallup Refinery

	Three Months Ended
	March 31,
	2016	2015	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	14,772	17,505	(2,733)
Diesel and jet fuel	5,856	8,383	(2,527)
Other	1,179	1,613	(434)
Total refinery production (bpd)	21,807	27,501	(5,694)
Refinery throughput (bpd):
Sweet crude oil	19,066	24,823	(5,757)
Other feedstocks and blendstocks	3,246	3,174	72
Total refinery throughput (bpd) (4)	22,312	27,997	(5,685)
Total sales volume (bpd) (3)	30,614	32,884	(2,270)
Per barrel of refinery throughput:
Refinery gross margin (2) (5)	$9.30	$14.04	$(4.74)
Direct operating expenses (7)	10.06	8.06	2.00

(1)
Refining net sales for the three months ended March 31, 2016 and 2015, includes $56.2 million and $215.5 million, respectively, representing a period average of 18,565 bpd and 48,778 bpd, respectively, in crude oil sales to third parties.

(2)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for our individual refineries.

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands)
Realized hedging gain, net	$22,269	$17,455	$4,814
Unrealized hedging loss, net	(16,271)	(21,182)	4,911
Total hedging gain (loss), net	$5,998	$(3,727)	$9,725

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 8.4% and 9.1% of our total consolidated sales volumes for the three months ended March 31, 2016 and 2015, respectively. The majority of the purchased refined products are distributed through our refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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

Our calculation of refinery gross margin excludes the sales and costs related to our Mid-Atlantic business that we report within the refining segment. The following table reconciles the sales and cost of sales used to calculate refinery gross margin with the total sales and cost of sales reported in the refining statement of operations data above:

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands)
Refinery net sales (including intersegment sales)	$800,918	$1,355,519	$(554,601)
Mid-Atlantic sales	85,402	135,922	(50,520)
Net sales (including intersegment sales)	$886,320	$1,491,441	$(605,121)

Refinery cost of products sold (exclusive of depreciation and amortization)	$638,588	$1,102,094	$(463,506)
Mid-Atlantic cost of products sold	83,426	133,362	(49,936)
Cost of products sold (exclusive of depreciation and amortization)	$722,014	$1,235,456	$(513,442)

The following table reconciles combined gross profit for our refineries to combined gross margin for our refineries for the periods presented:

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$800,918	$1,355,519	$(554,601)
Cost of products sold (exclusive of depreciation and amortization)	638,588	1,102,094	(463,506)
Depreciation and amortization	21,285	20,484	801
Gross profit	141,045	232,941	(91,896)
Plus depreciation and amortization	21,285	20,484	801
Refinery gross margin	$162,330	$253,425	$(91,095)
Refinery gross margin per throughput barrel	$10.79	$16.83	$(6.04)
Gross profit per throughput barrel	$9.37	$15.47	$(6.10)

(6)
Cost of products sold for the combined refining segment includes changes in the lower of cost or market inventory reserve shown in the table below. The changes in this reserve are included in the combined refinery gross margin but are not included in those measures for the individual refineries. The following table calculates the combined refinery gross margin per throughput barrel excluding changes in the lower of cost or market inventory reserve:

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands, except per barrel data)
Refinery gross margin	$162,330	$253,425	$(91,095)
Net change in lower of cost or market inventory reserve	(40,689)	(4,883)	(35,806)
Refinery gross margin, excluding LCM adjustment	$121,641	$248,542	$(126,901)
Refinery gross margin, excluding LCM adjustment, per refinery throughput barrel	$8.08	$16.51	$(8.43)

(7)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Gross Margin. Refinery gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). Excluding the impact of hedging activities, refinery gross margin per throughput barrel decreased in a manner generally consistent with the decrease in industry benchmarks.
The Gulf Coast benchmark 3:2:1 crack spread declined to $10.84 in the first three months of 2016 from $17.84 in the first three months of 2015. Our crude oil purchases are based on pricing tied to WTI that, in recent quarters, has experienced price volatility relative to Brent crude oil reflective of the decline of global and domestic crude oil prices. During the first three months of 2016, this differential decreased to an average of $0.49 per barrel from an average of $5.44 per barrel for the first three months of 2015. Our El Paso refinery margins have historically benefited from the WTI Midland/Cushing crude oil differential. However, this differential has been volatile, has narrowed over the past several months, and at times has shifted to a premium rather than a discount. For the first three months of 2016, the WTI Midland/Cushing differential averaged a premium of $0.14 per barrel, compared to an average discount of $1.92 for the first three months of 2015. This differential continues to be volatile and fluctuates based on local crude oil production, crude oil outflows at Midland and Cushing and regional refining throughput volumes.
Refinery gross margin was also affected by net realized and unrealized economic hedging gains of $6.0 million for the first three months of 2016, compared to net realized and unrealized economic hedging losses of $3.7 million for the first three months of 2015. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin.

Other impacts to margin include the net cost of RINs, which was $13.6 million for the first three months of 2016, compared to $6.2 million for the first three months of 2015. This $7.4 million increase in RIN costs is primarily due to an increase in our 2016 required volume obligation and an increase in the cost of RINs. Our refined product sales volume decreased to 17.4 million barrels during the first three months of 2016 from 21.0 million barrels during the first three months of 2015. Offsetting these negative impacts on our overall refining margin was the impact to cost of products sold of non-cash lower of cost or market ("LCM") inventory recoveries of $40.7 million for the three months ended March 31, 2016 compared to a recovery of $4.9 million for the same period in 2015.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased primarily as a result of a decrease in energy, chemical and catalyst expense of $4.3 million due to decreased natural gas prices and employee expenses of $1.4 million primarily generated by lower incentive compensation. A partial offset to these decreases was an increase in property tax expense of $0.9 million, an increase in railcar lease expense of $0.8 million due to new short term leases in 2016 and an increase in maintenance expense of $0.6 million due to maintenance projects at the Gallup refinery.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses was primarily due to decreases in information technology expenses ($0.6 million), expenses related to a 2015 contract payment without comparable 2016 activity ($0.6 million), employee expenses ($0.5 million), outside support services expenses ($0.3 million) and professional and legal expenses ($0.2 million).
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation associated with recently capitalized logistics assets.

NTI
Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands, except bpd, per gallon and outlet data)
Statement of Operations Data:
Net sales	$497,473	$697,776	$(200,303)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	367,771	480,463	(112,692)
Direct operating expenses (exclusive of depreciation and amortization)	78,144	69,705	8,439
Selling, general and administrative expenses	23,479	20,271	3,208
Gain on disposal of assets, net	(5)	(15)	10
Depreciation and amortization	19,969	19,365	604
Total operating costs and expenses	489,358	589,789	(100,431)
Operating income	$8,115	$107,987	$(99,872)
Key Operating Statistics
Total sales volume (bpd)	99,094	98,481	613
Total refinery production (bpd)	100,793	94,312	6,481
Total refinery throughput (bpd) (2)	100,609	94,108	6,501
Per barrel of throughput:
Refinery gross margin (1) (3) (4)	$9.28	$20.77	$(11.49)
Direct operating expenses (5)	4.85	4.59	0.26

Retail fuel gallons sold (in thousands)	73,090	71,861	1,229
Retail fuel margin per gallon (6)	$0.24	$0.21	$0.03
Merchandise sales	84,193	82,614	1,579
Merchandise margin (7)	26.1%	25.9%	0.2%
Company-operated retail outlets at period end	169	165	4
Franchised retail outlets at period end	114	95	19

(1)
Cost of products sold for NTI includes the net realized and net non-cash unrealized hedging activity shown in the table below. Hedging gains and losses are also included in the combined gross profit and refinery gross margin.

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands)
Realized hedging gain (loss), net	$(4,465)	$98	$(4,563)
Unrealized hedging gain, net	3,788	1,125	2,663
Total hedging gain (loss), net	$(677)	$1,223	$(1,900)

(2)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by the refinery's total throughput volumes for the respective periods presented. Refinery net sales include $3.5 million and $21.8 million related to crude oil sales during the first three months of March 31, 2016 and 2015, respectively. Refinery gross margin is a non-GAAP performance measure that we believe is useful in evaluating refinery performance as a general indication of the excess of the refined product sales amount over the related cost of products sold. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled to corresponding amounts included in the statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. Cost of products sold for the first three months of March 31, 2016 and 2015 includes non-cash recoveries of $11.0 million and $10.8 million, respectively, to state the inventory value at market prices that were lower than cost.
The following table reconciles gross profit to gross margin for the St. Paul Park refinery for the periods presented:

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands, except per barrel data)
Net refinery sales (including intersegment sales)	$495,276	$689,530	$(194,254)
Refinery cost of products sold (exclusive of depreciation and amortization)	410,294	513,746	(103,452)
Refinery depreciation and amortization	17,409	17,113	296
Gross profit	67,573	158,671	(91,098)
Plus depreciation and amortization	17,409	17,113	296
Refinery gross margin	$84,982	$175,784	$(90,802)
Refinery gross margin per refinery throughput barrel	$9.28	$20.77	$(11.49)
Gross profit per refinery throughput barrel	$7.38	$18.73	$(11.35)

(4)
Cost of products sold for NTI includes changes in the lower of cost or market inventory reserve shown in the table below. The following table calculates the refinery gross margin per refinery throughput barrel excluding changes in the lower of cost or market inventory reserve:

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands, except per barrel data)
Refinery gross margin	$84,982	$175,784	$(90,802)
Net change in lower of cost or market inventory reserve	(10,981)	(10,525)	(456)
Refinery gross margin, excluding LCM adjustment	$74,001	$165,259	$(91,258)
Refinery gross margin, excluding LCM adjustment, per refinery throughput barrel	$8.08	$19.53	$(11.45)

(5)
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

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). NTI gross margin decreased primarily due to lower crack spreads on barrels sold in the three months ended March 31, 2016, partially offset by increased sales volumes of 0.6%. The decrease in sales and cost of sales was primarily due to lower selling prices of refined products and lower crude cost, respectively, in the three months ended March 31, 2016. Cost of products sold also includes the impact of non-cash LCM inventory recoveries of $11.0 million and $10.8 million, respectively, for the three months ended March 31, 2016 and 2015 to state NTI's LIFO inventory at market prices that were lower than LIFO cost.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased compared to the first quarter of 2015, primarily because favorable weather allowed NTI to accelerate routine refinery maintenance activities into the first quarter of 2016. The higher direct operating expenses were also driven by higher retail personnel costs in the current period. These increases in costs were partially offset by reduced third-party crude oil freight expenses.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily due to higher equity-based compensation expense resulting from new grants and performance award adjustments.
Depreciation and Amortization. Depreciation and amortization increased primarily due to refining assets placed in service since March 31, 2015, the most significant of which were improvements to NTI's refinery fire suppression systems, truck loading terminal and parking facilities along with retail stores acquired under capital leases.

WNRL
WNRL's financial and operational data presented includes the historical results of all assets acquired from Western in the TexNew Mex Pipeline Transaction. This transaction was a transfer of assets between entities under common control. We have retrospectively adjusted historical financial and operational data of WNRL, for all periods presented, to reflect the purchase and consolidation of the TexNew Mex Pipeline System into WNRL.
Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands)
Statement of Operations Data:
Net sales	$468,039	$607,396	$(139,357)
Operating costs and expenses:
Cost of products sold	395,590	541,701	(146,111)
Direct operating expenses	38,901	36,371	2,530
Selling, general and administrative expenses	5,065	5,955	(890)
Gain on disposal of assets, net	(99)	(84)	(15)
Depreciation and amortization	7,144	5,892	1,252
Total operating costs and expenses	446,601	589,835	(143,234)
Operating income	$21,438	$17,561	$3,877

	Three Months Ended
	March 31,
	2016	2015	Change
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	49,486	36,512	12,974
Four Corners system (1)	52,467	45,841	6,626
Tex New Mex system	12,544	—	12,544
Gathering (truck offloading):
Permian/Delaware Basin system	20,533	22,605	(2,072)
Four Corners system	12,761	10,662	2,099
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	388,258	391,318	(3,060)
Wholesale:
Fuel gallons sold (in thousands)	314,943	303,431	11,512
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	79,841	75,263	4,578
Fuel margin per gallon (2)	$0.028	$0.027	$0.001
Lubricant gallons sold (in thousands)	2,201	2,957	(756)
Lubricant margin per gallon (3)	$0.69	$0.66	$0.03
Crude oil trucking volume (bpd)	35,111	43,050	(7,939)
Average crude oil revenue per barrel	$2.24	$2.76	$(0.52)

(1)
Some barrels of crude oil in route to Western's Gallup refinery and Permian/Delaware Basin are transported on more than one mainline. Mainline movements for the Four Corners and Delaware Basin systems include each barrel transported on each mainline.

(2)
Fuel margin per gallon is a measurement calculated by dividing the difference between fuel sales, net of transportation charges, and cost of fuel sales for our wholesale business by the number of gallons sold. Fuel margin per gallon is a measure frequently used in the petroleum products wholesale industry to measure operating results related to fuel sales.

(3)
Lubricant margin per gallon is a measurement calculated by dividing the difference between lubricant sales, net of transportation charges, and lubricant cost of products sold by the number of gallons sold. Lubricant margin is a measure frequently used in the petroleum products wholesale industry to measure operating results related to lubricant sales.

Gross Margin. Gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). WNRL's gross margin increased by $6.8 million primarily due to increased fee based revenue of $6.2 million resulting from increasing certain pipeline, terminal and other service fee rates over 2015 rates. Also contributing to the increase were greater wholesale fuel margins of $0.6 million and increased revenue of $1.7 million period over period from new asphalt hauling activity by truck. These increases were partially offset by decreased revenue of $1.4 million crude oil gathering activity by truck and a $0.7 million decrease in margin from lubricant sales. Wholesale sales based revenues decreased due to a lower average price per gallon sold in the first three months of 2016 of $1.22 compared to $1.72 for the first three months of 2015.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased primarily due to higher outside support services ($1.7 million) due to in-line inspections for pipeline segments and various tank repairs, higher employee expenses ($1.1 million) resulting from an increase in the number of drivers in our truck fleet and environmental expense ($0.8 million), partially offset by decreased chemical expense ($0.3 million) specifically due to chemical additives used in the pipeline transportation process and by lower fuel expense for our transportation department ($0.5 million).
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased primarily due to decreased professional and legal services ($0.3 million) related to business acquisitions and corresponding debt transactions and other taxes ($0.3 million).
Depreciation and Amortization. Depreciation and amortization increased due to additional TexNew Mex Pipeline System depreciation and the expansion of WNRL's Delaware Basin logistics system.

Retail Segment
Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$231,186	$258,602	$(27,416)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	189,500	220,175	(30,675)
Direct operating expenses (exclusive of depreciation and amortization)	33,052	32,354	698
Selling, general and administrative expenses	2,898	3,264	(366)
Gain on disposal of assets, net	(26)	(36)	10
Depreciation and amortization	3,330	3,286	44
Total operating costs and expenses	228,754	259,043	(30,289)
Operating income (loss)	$2,432	$(441)	$2,873
Key Operating Statistics
Retail fuel gallons sold	91,469	83,824	7,645
Average retail fuel sales price per gallon, net of excise taxes	$1.43	$1.82	$(0.39)
Average retail fuel cost per gallon, net of excise taxes)	1.28	1.68	(0.40)
Retail fuel margin per gallon (1)	0.15	0.14	0.01
Merchandise sales	$75,967	$70,887	$5,080
Merchandise margin (2)	29.5%	29.4%	0.1%
Operating retail outlets at period end	258	261	(3)
Cardlock fuel gallons sold	15,253	16,120	(867)
Cardlock fuel margin per gallon	$0.128	$0.186	$(0.058)
Operating cardlocks at period end	52	50	2
The following table reconciles retail fuel sales and cost of retail fuel sales to net sales and cost of products sold:

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands, except per gallon data)
Net Sales
Retail fuel sales, net of excise taxes	$130,825	$152,545	$(21,720)
Merchandise sales	75,967	70,887	5,080
Cardlock sales	20,733	31,994	(11,261)
Other sales	3,661	3,176	485
Net sales	$231,186	$258,602	$(27,416)
Cost of Products Sold
Retail fuel cost of products sold, net of excise taxes	$117,220	$141,122	$(23,902)
Merchandise cost of products sold	53,519	50,065	3,454
Cardlock cost of products sold	18,701	28,932	(10,231)
Other cost of products sold	60	56	4
Cost of products sold	$189,500	$220,175	$(30,675)
Retail fuel margin per gallon (1)	$0.15	$0.14	$0.01

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

Gross Margin. Retail gross margin is calculated as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The net effect of 31 new retail outlets added during January of 2015, one retail outlet added in April of 2015 and four retail outlets closed in the third and fourth quarters of 2015 was an increase in retail gross margin of $1.4 million. The increase in retail gross margin was also the result of higher same store retail fuel gross margin of $1.7 million and increased same store merchandise gross margin of $0.8 million, partially offset by a decrease in cardlock gross margin due to lower sales volumes.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses for the three months ended March 31, 2016 increased from the three months ended March 31, 2015. The net effect of 31 retail outlets added during January of 2015, one added in April of 2015 and four outlets that closed in the third and fourth quarters of 2015 was an additional $0.2 million in expenses. Additionally, there was an increase in same store employee and maintenance expense of $0.4 million and $0.3 million, respectively, partially offset by a decrease in same store environmental expense of $0.2 million.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses was primarily due to decreased cardlock employee expenses ($0.3 million).

Outlook
Our refining margins, excluding hedging activities, were weaker at the Gallup, El Paso and St. Paul Park refineries in the first quarter of 2016 compared to the first quarter of 2015. Both Western and NTI base our crude oil purchases on pricing tied to WTI. The discount of WTI crude oil to Brent crude oil (the "WTI/Brent discount") declined to an average of $0.49 per barrel during the first quarter of 2016, compared to an average of $5.44 per barrel for the first quarter of 2015.
The WTI Midland/Cushing differential can have a significant impact on our refining margin at El Paso. On a trade-month basis, the WTI Midland/Cushing differential averaged a premium of $0.14 per barrel for the first quarter of 2016, negatively impacting our El Paso refining margins for the quarter compared to the Midland/Cushing trade-month discount of $1.92 that we realized in El Paso during the first quarter of 2015. The WTI Midland/Cushing differential has averaged a trade-month discount of $0.03 thus far in the second quarter of 2016. The prices of crude oil and refined products have been volatile thus far in 2016. Continued volatility in these prices may impact the carrying value of our inventories and result in additional lower of cost or market inventory adjustments. A further increase in prices, such as we experienced in the first quarter of 2016, may positively impact the carrying value of our inventories. Conversely, a decrease in prices could negatively impact our inventory carrying values.
The Gulf Coast benchmark 3:2:1 crack spread decreased from an average of $17.84 for the three months ended March 31, 2015, to an average of $10.84 for the three months ended March 31, 2016. The Gulf Coast benchmark 3:2:1 crack spread and the WTI/Brent discount for April 2016 averaged $13.32 and $0.49 per barrel, respectively.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, cash on hand and Western revolving credit facility availability. To a lesser extent, we also generate liquidity from the issuance of securities.
As of March 31, 2016, we had cash and cash equivalents of $593.1 million, including NTI cash of $35.0 million and WNRL cash of $28.7 million, restricted cash of $36.8 million and no direct borrowings under the Western revolving credit facility. Western had $767.2 million in total liquidity as of March 31, 2016, defined as Western’s cash and cash equivalents plus net availability under Western's revolving credit facility. Western, NTI and WNRL had net availability under their revolving credit facilities of $201.0 million, $134.7 million and $169.3 million, respectively.
WNRL borrowed $145.0 million under the WNRL Revolving Credit Facility on October 30, 2015, to partially fund the purchase of Western's TexNew Mex Pipeline System. On February 17, 2016, WNRL repaid $15.0 million of its outstanding direct borrowings under the WNRL Revolving Credit Facility. NTI had direct borrowings of $22.5 million under the NTI revolving credit facility as of March 31, 2016. See Note 9, Long-Term Debt, in the Notes to Condensed Consolidated Financial Statements for detailed information regarding our financing.
On December 21, 2015, we entered into the Merger Agreement to acquire all of NTI's remaining outstanding publicly held common units. At the effective time of the Merger, each of the outstanding NTI common units held by the NTI Public Unitholders will be converted into the right to receive, subject to election by the NTI Public Unitholders and proration, (i) $15.00 in cash without interest and 0.2986 of a share of Western Common Stock, (ii) $26.06 in cash without interest or (iii) 0.7036 of a share of Western Common Stock. We expect to fund the cash portion of the Merger consideration, $862.3 million, with a combination of cash and through the incurrence of $500 million in new indebtedness. In 2016, debt financing for the energy industry has become increasingly difficult and more expensive. In light of this, the cost we may incur to finance a portion of the cash consideration in the Merger, as well as any increases to the cost of our existing indebtedness in connection with the Merger, could have a material adverse effect on our financial position, results of operations and cash flows.
Our board of directors has periodically approved various share repurchase programs authorizing us to repurchase up to $200 million of our outstanding common stock, per program. Our board of directors approved our current $200 million share repurchase program in September of 2015 (the "September 2015 Program") that is scheduled to expire on December 31, 2016. We have repurchased 2.5 million shares of our common stock at a cost of $75.0 million under the September 2015 Program. As of March 31, 2016, we had $125.0 million remaining in authorized expenditures under the September 2015 Program.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase program may be modified or discontinued at any time by our board of directors.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015	Change
	(In thousands)
Net cash provided by operating activities	$1,104	$104,978	$(103,874)
Net cash used in investing activities	(46,487)	(9,171)	(37,316)
Net cash used in financing activities	(134,018)	(63,892)	(70,126)
Net increase (decrease) in cash and cash equivalents	$(179,401)	$31,915	$(211,316)
The decrease in net cash from operating activities period over period was primarily the result of the increase in net income and the results of our commodity hedging activity, offset by changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015.
Cash flows from operating activities for the three months ended March 31, 2016, combined with borrowings on the NTI revolving credit facility of $70.0 million were primarily used for the following investing and financing activities:
•Fund capital expenditures ($79.0 million) including the use of $32.3 million of restricted cash;
•Purchase of treasury stock ($75.0 million);
•Repayment of NTI's revolving credit facility debt ($47.5 million);
•Payment of cash dividends ($35.6 million);
•Payment of distributions to non-controlling interest holders ($29.0 million); and
•Repayment of WNRL's revolving credit facility debt ($15.0 million).
Cash flows used in operating activities for the three months ended March 31, 2015, combined with $300.0 million in additions to WNRL long-term debt, were primarily used for the following investing and financing activities:
•Repayment of WNRL's revolving credit facility debt ($269.0 million);
•Fund capital expenditures ($53.2 million) including the use of $43.4 million of restricted cash;
•Payments of distributions to non-controlling interest holders ($33.7 million);
•Payment of cash dividends ($28.6 million);
•Purchase of treasury stock ($25.0 million); and
•Payment of deferred financing costs ($6.6 million).
Future Capital Expenditures
We expect to fund future capital expenditures primarily through cash from operations supplemented as needed by borrowings under our revolving credit facilities. The following table summarizes our 2016 forecasted spending allocation between sustaining, discretionary and regulatory projects for 2016:

	Western (1)	NTI	WNRL	Totals
	(In thousands)
Sustaining	$54,959	$40,000	$13,886	$108,845
Discretionary	51,726	62,000	34,678	148,404
Regulatory	33,716	8,000	3,630	45,346
Total	$140,401	$110,000	$52,194	$302,595

(1)
Western's capital expenditure forecast for the full year 2016 is $140.4 million, of which $121.1 million is for our refining segment, $15.4 million for our retail segment and $3.9 million for other general projects.

The majority of Western's planned discretionary capital expenditures relate to crude oil logistics projects in the Permian Basin. WNRL’s discretionary capital expenditures primarily relate to construction of a 10-inch pipeline connection from its pipeline system in the Four Corners region of Northern New Mexico to the TexNew Mex Pipeline System and continued expansion of its Permian Delaware Basin system.
Capital Structure
Our capital structure at March 31, 2016 and 2015 was as follows:

	March 31, 2016	March 31, 2015
	(In thousands)
Debt, including current maturities:
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan Credit Facility due 2020	537,625	543,125
6.25% Senior Unsecured Notes due 2021	350,000	350,000
Total Western obligations	887,625	893,125
NTI obligations:
Revolving Credit Facility due 2019	22,500	—
7.125% Senior Secured Notes due 2020	350,000	350,000
Total NTI obligations	372,500	350,000
WNRL obligations:
Revolving Credit Facility due 2018	130,000	—
7.5% Senior Notes due 2023	300,000	300,000
Total WNRL obligations	430,000	300,000
Less unamortized premium and debt issuance costs	32,033	38,581
Long-term debt	1,658,092	1,504,544
Equity	2,850,800	2,879,158
Total capitalization	$4,508,892	$4,383,702
See Note 9, Long-Term Debt and Note 10, Equity, in the Notes to Condensed Consolidated Financial Statements for further information.
Contractual Obligations and Commercial Commitments
We include a complete summary of our future contractual obligations and commercial commitments as of December 31, 2015 in our 2015 Form 10-K under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments.
Dividends
We anticipate paying future quarterly dividends, subject to the board of directors' approval and compliance with the restrictions in our outstanding financing agreements. The table below summarizes our 2016 cash dividend declarations, payments and scheduled payments through April 29, 2016:

	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	January 6	January 20	February 4	$0.38	$35,601
Second quarter (1)	April 8	April 18	May 2	0.38	—
Total					$35,601

(1)	The second quarter 2016 cash dividend of $0.38 per common share will result in an estimated aggregate payment of $34.7 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
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
At March 31, 2016, we held 12.6 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $58.66 per barrel. At March 31, 2016, the excess of the current cost of our crude oil, refined products and other feedstocks and blendstocks inventories over aggregated LIFO costs was $221.4 million.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three months ended March 31, 2016 and 2015 and open commodity hedging positions as of March 31, 2016 and December 31, 2015:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Economic hedging results
Realized hedging gain, net	$17,803	$17,553
Unrealized hedging loss, net	(12,483)	(20,057)
Total hedging gain (loss), net	$5,320	$(2,504)

	March 31, 2016	December 31, 2015
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil differential swaps, net long positions	7,201	5,155
Crude oil futures, net short positions	(1,823)	(562)
Refined product price and crack spread swaps, net short positions	(2,900)	(5,645)
Total open commodity hedging instruments, net long (short) positions	2,478	(1,052)

Fair value of outstanding contracts, net
Other current assets	$67,064	$78,125
Other assets	7,152	11,881
Accrued liabilities	(7,137)	(10,273)
Other long-term liabilities	—	—
Fair value of outstanding contracts - unrealized gain, net	$67,079	$79,733
During the three months ended March 31, 2016 and 2015, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information
Item 1A. Risk Factors
The risk factor below amends and restates the corresponding risk factor previously disclosed in the section entitled "Risk Factors" in our 2015 Form 10-K under Part I, Item 1A: Risk Factors.
The debt that Western expects to incur in connection with the Merger could adversely affect its financial position and make it more vulnerable to adverse economic conditions.
Western expects the cash portion of the consideration to be paid by it in the Merger to be approximately $862.3 million, $500 million of which Western expects to finance through the incurrence of new indebtedness. In 2016, debt financing for the energy industry has become increasingly difficult and more expensive. However, it is not a condition to the obligations of Western to complete the Merger that it obtain this financing on terms that are acceptable to Western or at all. In light of this, the cost Western may incur to finance a portion of the cash consideration in the Merger, as well as any increases to the cost of its existing indebtedness as a result of amendments required in connection with the Merger or otherwise, could have a material adverse effect on its financial position, results of operations and cash flows.
As of March 31, 2016, Western had $887.6 million of indebtedness outstanding. Following the closing of the Merger, Western may determine to seek new financing to terminate NTI’s existing credit facility and/or consummate an exchange offer, tender offer, repurchase offer, consent solicitation, discharge, defeasance, redemption or similar transaction for all or any portion of NTI’s outstanding notes. Interest costs related to Western’s indebtedness may be substantial. This level of debt could have important consequences, such as:

•	limiting Western’s ability to obtain additional financing to fund its working capital, capital expenditures, debt service requirements or potential growth or for other purposes;

•	increasing the cost of future borrowings by Western;

•	limiting Western’s ability to use operating cash flow in other areas of its business or to pay dividends because it must dedicate a substantial portion of these funds to make payments on its debt;

•	placing Western at a competitive disadvantage compared to competitors with less debt; and

•	increasing Western’s vulnerability to adverse economic and industry conditions.
Western’s ability to service its debt will depend upon, among other things, its future financial and operating performance and distributions from WNRL, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond Western’s control. If Western’s operating results are not sufficient to service its indebtedness and any future indebtedness that it may incur, Western may be forced to take actions such as reducing dividends, reducing or delaying its business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. Western may not be able to effect any of these actions on satisfactory terms or at all.
There have been no other material changes from the risk factors during the three months ended March 31, 2016 from those previously disclosed in the section entitled "Risk Factors" in our 2015 Form 10-K under Part I, Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Since 2012, our board of directors has approved five separate share repurchase programs authorizing us to repurchase up to $200 million of our outstanding common stock, per program. On September 21, 2015, our board of directors authorized the September 2015 Program for up to $200 million for the repurchase of our outstanding common stock. The September 2015 Program is scheduled to expire on December 31, 2016 and is subject to discontinuance by our board of directors at any time.
The following table presents shares repurchased, by month, during the first quarter of 2016:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value that may yet be purchased under the program (In thousands)
January 1 - January 31	786,138	$31.80	786,138	$175,000
February 1 - February 29	1,676,212	29.83	1,676,212	125,000
March 1 - March 31	—	—	—	125,000
	2,462,350	30.46	2,462,350
(1) Average price per share excludes commissions.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase programs may be modified or discontinued at any time by our board of directors.
Our payment of dividends is limited under the terms of our Western 2019 Revolving Credit Agreement, our Western 2021 Senior Unsecured Notes and our Western 2020 Term Loan Credit Facility, and in part, depends on our ability to satisfy certain financial covenants. Also, as a holding company, we rely on dividends or advances from our subsidiaries to fund any dividends. The ability of our subsidiaries including NTI and WNRL to pay us dividends is restricted by covenants in their respective debt instruments and any future financing agreements.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Index***

Number	Exhibit Title

3.2	Amended and Restated Bylaws of the Company, effective as of March 24, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 30, 2016)

31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act of 1934, as amended, (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 001-32721.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WESTERN REFINING, INC.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	May 4, 2016
Gary R. Dalke	(Principal Financial Officer and Duly Authorized Signatory)