Form 10-Q
period 2016-06-30
Western Refining, Inc.; Northern Tier Energy LP
filed 2016-08-04
CIK 1339048, 1533454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	I.R.S. Employer Identification No.
001-32721	WESTERN REFINING, INC.	20-3472415
Delaware
123 W. Mills Ave., Suite 200
El Paso, Texas 79901
(915) 534-1400

001-35612	NORTHERN TIER ENERGY LP	80-0763623
Delaware
1250 W. Washington Street, Suite 300
Tempe, Arizona 85281
(602) 302-5450
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Western Refining, Inc.	Yes	☑	No	☐
Northern Tier Energy LP	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Western Refining, Inc.	Yes	☑	No	☐
Northern Tier Energy LP	Yes	☑	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Western Refining, Inc.	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Northern Tier Energy LP	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Western Refining, Inc.	Yes	☐	No	☑
Northern Tier Energy LP	Yes	☐	No	☑
As of July 29, 2016, there were 108,425,026 shares outstanding, par value $0.01, of the Western Refining, Inc. common stock.
Northern Tier Energy LP meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WESTERN REFINING, INC. AND SUBSIDIARIES

Explanatory Note
This report on Form 10-Q is a combined report being filed separately by Western Refining, Inc. (“Western”) and Northern Tier Energy LP (“NTI”). Western owns all of the common units of NTI and NTI meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing its information within this Form 10-Q with the reduced disclosure format. NTI's debt is in the form of senior secured notes due in 2020 and the indenture governing NTIs senior secured notes requires that it publicly disclose its quarterly financial position, results of operations and cash flows through the maturity date or retirement of its senior secured notes. Western and NTI have elected to include NTI's statements of financial position, results of operations, statements of cash flows and corresponding notes to its consolidated financial statements for all periods required within a separate section of Western's Quarterly Report on Form 10-Q. Each of Western and NTI is filing on its own behalf the information contained in this report that relates to itself, and neither entity makes any representation as to information relating to the other entity. Where information or an explanation is provided that is substantially the same for each entity, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each entity, separate information and explanation has been provided.

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact should be deemed forward-looking statements that represent management’s beliefs and assumptions based upon currently available information. These forward-looking statements relate to matters such as our industry, including the regulation of our industry, business strategy, our acquisition of all of the publicly held common units of NTI, future operations, our expectations for margins and crack spreads, seasonality, the discount between West Texas Intermediate ("WTI") crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, volatility of crude oil prices, additions to pipeline capacity in the Permian Basin and at Cushing, Oklahoma, pipeline access to advantaged crude oil, expected share repurchases and dividends, volatility in pricing of Renewable Identification Numbers ("RIN"), taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational and maintenance improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact upon our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this quarterly report on Form 10-Q. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•	our ability to realize the anticipated benefits of the merger with NTI;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	the successful integration and future performance of acquired assets, businesses or third-party product supply, and the possibility that expected synergies may not be achieved;

•
the impact on us of increased levels and cost of indebtedness used to fund our merger with NTI or the cash portion of the merger consideration and increased cost of existing indebtedness due to the actions taken to consummate the merger with NTI;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	changes in crack spreads;

i

•
changes in the spreads between WTI Cushing crude oil and other crude oil benchmarks such as West Texas Sour crude oil, WTI Midland crude oil, Bakken shale crude oil, Dated Brent crude oil and Western Canadian Select crude oil;

•	effects of and exposure to risks related to our commodity hedging strategies and transactions;

•	availability and costs of renewable fuels for blending and RINs to meet Renewable Fuel Standards ("RFS") obligations;

•	construction of new or expansion of existing product or crude oil pipelines by us or our competitors, including in the Permian Basin, the San Juan Basin and at Cushing, Oklahoma;

•	changes in the underlying demand for our refined products;

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

•
other factors discussed in more detail under Part I — Item 1A. Risk Factors in Western's and NTI's Annual Reports on Form 10-K for the year ended December 31, 2015 ("2015 10‑K") that are incorporated herein by this reference.

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
Although we believe the forward-looking statements we make in this report related to our plans, intentions and expectations are reasonable, we can provide no assurance that such plans, intentions or expectations will be achieved. These statements are based upon assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. The forward-looking statements included herein are made only as of the date of this report and we are not required to (and will not) update any information to reflect events or circumstances that may occur after the date of this report, except as required by applicable law.

ii

Part I
Financial Information

Item 1.	Financial Statements
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents (WNRL: $17,562 and $44,605, respectively)	$198,284	$772,502
Accounts receivable, trade, net of a reserve for doubtful accounts of $328 and $169, respectively (WNRL: $62,177 and $55,053, respectively)	539,212	359,237
Inventories (WNRL: $10,578 and $15,200, respectively)	659,362	547,538
Prepaid expenses (WNRL: $4,672 and $4,133, respectively)	124,832	73,213
Other current assets (WNRL: $4,487 and $5,562, respectively)	133,537	169,728
Total current assets	1,655,227	1,922,218
Restricted cash	1,284	69,106
Equity method investment	103,121	97,513
Property, plant and equipment, net (WNRL: $320,493 and $321,251, respectively)	2,345,564	2,305,171
Goodwill	1,289,443	1,289,443
Intangible assets, net (WNRL: $7,111 and $7,757, respectively)	85,272	84,945
Other assets (WNRL: $3,369 and $3,376, respectively)	58,618	64,997
Total assets	$5,538,529	$5,833,393
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (WNRL: $9,310 and $9,489, respectively)	$717,421	$553,957
Accrued liabilities (WNRL: $33,018 and $30,378, respectively)	196,698	248,395
Current portion of long-term debt	10,500	5,500
Total current liabilities	924,619	807,852
Long-term liabilities:
Long-term debt, less current portion (WNRL: $313,152 and $437,467, respectively)	2,001,374	1,644,894
Lease financing obligations	56,807	53,232
Deferred income tax liability, net	401,049	312,914
Other liabilities (WNRL: $9 in both periods)	72,537	68,595
Total long-term liabilities	2,531,767	2,079,635
Commitments and contingencies
Equity:
Western shareholders' equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 108,417,392 and 102,773,705 shares issued, respectively	1,085	1,028
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	546,082	492,848
Retained earnings	1,115,591	1,167,938
Accumulated other comprehensive loss, net of tax	599	651
Treasury stock, 9,089,623 shares at cost	—	(363,168)
Total Western shareholders' equity	1,663,357	1,299,297
Non-controlling interests	418,786	1,646,609
Total equity	2,082,143	2,945,906
Total liabilities and equity	$5,538,529	$5,833,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$2,107,308	$2,828,892	$3,562,812	$5,147,622
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,602,628	2,177,887	2,649,989	3,919,197
Direct operating expenses (exclusive of depreciation and amortization)	231,169	224,723	454,754	440,034
Selling, general and administrative expenses	56,052	59,540	109,337	115,343
Gain on disposal of assets, net	(772)	(387)	(902)	(105)
Maintenance turnaround expense	400	593	525	698
Depreciation and amortization	54,359	51,143	107,010	101,069
Total operating costs and expenses	1,943,836	2,513,499	3,320,713	4,576,236
Operating income	163,472	315,393	242,099	571,386
Other income (expense):
Interest income	131	201	295	364
Interest and debt expense	(26,928)	(27,316)	(53,609)	(52,273)
Other, net	4,341	4,024	10,445	7,230
Income before income taxes	141,016	292,302	199,230	526,707
Provision for income taxes	(38,152)	(78,435)	(56,781)	(137,872)
Net income	102,864	213,867	142,449	388,835
Less net income attributable to non-controlling interests	37,449	79,948	46,496	148,927
Net income attributable to Western Refining, Inc.	$65,415	$133,919	$95,953	$239,908

Net earnings per share:
Basic	$0.70	$1.40	$1.04	$2.51
Diluted	0.70	1.40	1.04	2.51
Weighted-average common shares outstanding:
Basic	92,786	95,539	92,432	95,553
Diluted	92,847	95,626	92,495	95,654

Cash dividends declared per common share	$0.38	$0.34	$0.76	$0.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$102,864	$213,867	$142,449	$388,835
Other comprehensive income items:
Benefit plans:
Amortization of net prior service cost	(133)	107	(133)	107
Reclassification of loss to income	11	12	11	25
Other comprehensive income (loss) before tax	(122)	119	(122)	132
Income tax	—	(4)	—	(9)
Other comprehensive income (loss), net of tax	(122)	115	(122)	123
Comprehensive income	102,742	213,982	142,327	388,958
Less comprehensive income attributable to non-controlling interests	37,379	80,014	46,426	148,993
Comprehensive income attributable to Western Refining, Inc.	$65,363	$133,968	$95,901	$239,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$142,449	$388,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,010	101,069
Changes in fair value of commodity hedging instruments	27,082	42,344
Reserve for doubtful accounts	159	90
Amortization of loan fees and original issue discount	3,378	3,151
Stock-based compensation expense	12,021	8,541
Deferred income taxes	42,825	(7,537)
Excess tax benefit from stock-based compensation	(19)	(848)
Income from equity method investment, net of dividends	(5,727)	(7,793)
Gain on disposal of assets, net	(902)	(105)
Changes in operating assets and liabilities:
Accounts receivable	(180,945)	(122,725)
Inventories	(111,824)	(57,837)
Prepaid expenses	(51,619)	(22,030)
Other assets	6,117	(34,472)
Accounts payable and accrued liabilities	130,742	4,999
Other long-term liabilities	(3,889)	(3,638)
Net cash provided by operating activities	116,858	292,044
Cash flows from investing activities:
Capital expenditures	(156,760)	(119,545)
Use of restricted cash	67,822	98,735
Return of capital from equity method investment	—	5,780
Proceeds from the sale of assets	1,077	897
Net cash used in investing activities	(87,861)	(14,133)
Cash flows from financing activities:
Additions to long-term debt	500,000	300,000
Payments on long-term debt and capital lease obligations	(3,935)	(3,761)
Borrowings on revolving credit facility	215,000	—
Repayments on revolving credit facility	(332,500)	(269,000)
Payments for NTI units	(859,893)	—
Transaction costs for NTI merger	(11,600)	—
Proceeds from issuance of WNRL common units	92,460	—
Offering costs for issuance of WNRL common units	(330)	—
Deferred financing costs	(11,408)	(6,820)
Purchase of common stock for treasury	(75,000)	(25,000)
Distribution to non-controlling interest holders	(45,742)	(100,287)
Dividends paid	(70,286)	(61,114)
Excess tax benefit from stock-based compensation	19	848
Net cash used in financing activities	(603,215)	(165,134)
Net increase (decrease) in cash and cash equivalents	(574,218)	112,777
Cash and cash equivalents at beginning of period	772,502	431,159
Cash and cash equivalents at end of period	$198,284	$543,936

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
We produce refined products at three refineries: one in El Paso, Texas, one near Gallup, New Mexico and one in St. Paul Park, Minnesota. We sell refined products in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico. Our product sales occur through bulk distribution terminals, wholesale marketing networks and two retail networks with a total of 543 company-owned and franchised retail sites in the United States.
As of June 30, 2016, we own 100% of the limited partner interest in Northern Tier Energy LP ("NTI") and 100% of its general partner. We entered into an Agreement and Plan of Merger dated as of December 21, 2015 (the “Merger Agreement”) with Western Acquisition Co, LLC (“MergerCo”) which is a wholly-owned subsidiary of Western, NTI and Northern Tier Energy GP LLC, to acquire all of NTI’s outstanding common units not already held by us (the “Merger”). On June 23, 2016, following the approval of the Merger Agreement by NTI common unitholders, all closing conditions to the Merger were satisfied, and the Merger was successfully completed. We incurred $500 million of additional secured indebtedness under our amended term loan credit agreement to partially fund the Merger consideration. See See Note 21, Acquisitions, and Note 9, Long-Term Debt, for further discussion.
At June 30, 2016, we owned a 60.8% limited partner interest in Western Refining Logistics, LP ("WNRL") and the public held a 39.2% limited partner interest. We control WNRL through our 100% ownership of its general partner and we own the majority of WNRL's limited partnership interests. WNRL owns and operates logistics assets consisting of pipeline and gathering, terminalling, storage and transportation assets as well a wholesale business that operates primarily in the Southwest. WNRL operates its logistics assets primarily for the benefit of the Company.
On May 16, 2016, WNRL entered into an underwriting agreement relating to the issuance and sale by WNRL of 3,750,000 common units representing limited partner interests in WNRL. The closing of the offering occurred on May 20, 2016. WNRL also granted the underwriter an option to purchase up to 562,500 additional WNRL common units on the same terms. The underwriter fully exercised the option on June 1, 2016.
On October 30, 2015, we sold a 375 mile segment of the TexNew Mex Pipeline system to WNRL. This segment of the TexNew Mex Pipeliine extends from WNRL's crude oil station in Star Lake, New Mexico, in the Four Corners region to its T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System"). We also sold an 80,000 barrel crude oil storage tank located at WNRL's crude oil pumping station in Star Lake, New Mexico and certain other related assets. WNRL acquired these assets from us in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 units of a newly created class of limited partner interests in WNRL, referred to as the "TexNew Mex Units." We refer to this transaction as the "TexNew Mex Pipeline Transaction."
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim consolidated financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Western and our subsidiaries. We own 100% of NTI's general partner and, subsequent to the Merger, we own 100% of the limited partner interest in NTI. We own a 60.8% limited partner interest in WNRL and 100% of WNRL's general partner. As the general partner of WNRL, we have the ability to direct the activities of WNRL that most significantly impact their respective economic performance. We have reported a non-controlling interest for WNRL as of June 30, 2016 of $418.8 million and non-controlling interests for NTI and WNRL of $1,646.6 million as of December 31, 2015 in our Condensed Consolidated Balance Sheets. All intercompany accounts and transactions have been eliminated for all periods presented. Investments in significant non-controlled entities over which we have the ability to exercise significant influence are accounted for using the equity method.
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
The risk of goodwill and intangible asset impairment losses may increase to the extent that NTI’s results of operations or cash flows decline. Impairment losses may result in a material, non-cash write-down of goodwill or intangible assets. Furthermore, impairment losses could have a material adverse effect on the Company’s results of operations and shareholders’ equity.
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
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. During 2014, 2015 and continuing into 2016, the volatility in crude oil prices and refining margins contributed to the variability of our results of operations.
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

•
Lease accounting - the requirements were amended with regard to recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The core principle is that a lessee should recognize the assets and liabilities that arise from leases. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

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
We treated the TexNew Mex Pipeline System assets that we sold to WNRL in the TexNew Mex Pipeline Transaction as a transfer of assets between entities under common control. Accordingly, we have retrospectively adjusted the financial information for the affected reporting segments to include or exclude the historical results of the transferred assets for periods prior to the effective date of the transaction. We moved the TexNew Mex Pipeline System from the refining segment to the WNRL segment.
Business Segments and Principal Products
Refining. We report the operations of two of our refineries in our refining segment. One is in El Paso, Texas (the "El Paso refinery") with a 131,000 barrel per day ("bpd") capacity and one is near Gallup, New Mexico (the "Gallup refinery") with a 25,000 bpd capacity. The El Paso and Gallup refineries produce various grades of gasoline, diesel fuel and other products from crude oil, other feedstocks and blending components. We purchase crude oil, other feedstocks and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products to WNRL, to our retail segment, to other independent wholesalers and retailers, commercial accounts and sales and exchanges with major oil companies.
We have an exclusive supply and marketing agreement with a third party covering activities related to our refined product supply, sales and hedging in the Mid-Atlantic region. We recorded $2.9 million and $1.8 million in assets at June 30, 2016 and December 31, 2015, respectively, related to this supply agreement in our Condensed Consolidated Balance Sheets. The revenues and costs recorded under the supply agreement included $0.3 million and $5.5 million in net hedging losses for the three months ended June 30, 2016 and 2015, respectively, and gains of $26.0 million and $16.0 million for the six months ended June 30, 2016 and 2015, respectively. This supply agreement is due to expire at the end of 2016.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NTI. The NTI segment includes a 98,000 bpd refinery in St. Paul Park, Minnesota and a network of retail convenience stores that sell various grades of gasoline, diesel fuel, convenience store merchandise and beverage and food products to the general public primarily in Minnesota and Wisconsin. Our St. Paul Park refinery supplies the majority of the gasoline and diesel fuel sold through our Minnesota and Wisconsin retail convenience stores. As of June 30, 2016, the NTI segment included the operations of 170 retail convenience stores and supported the operations of 114 franchised retail convenience stores.
WNRL. WNRL owns and operates pipeline and gathering, terminalling, storage and transportation assets that provide logistics services to our refining segment in the Southwest, including 685 miles of pipelines and 8.4 million barrels of active storage capacity. The majority of WNRL's logistics assets are integral to the operations of the El Paso and Gallup refineries.
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
Retail. Our retail segment sells various grades of gasoline, diesel fuel, convenience store merchandise and beverage and food products to the general public through retail convenience stores and various grades of gasoline and diesel fuel to commercial vehicle fleets through unmanned fleet fueling sites ("cardlocks"). WNRL supplies the majority of gasoline and diesel fuel that our retail segment sells. We purchase general merchandise and beverage and food products from various third-party suppliers. At June 30, 2016, the retail segment operated 259 service stations and convenience stores or kiosks located in Arizona, Colorado, New Mexico and Texas compared to 262 service stations and convenience stores or kiosks at June 30, 2015. At June 30, 2016 and 2015, the retail segment operated 52 cardlocks located in Arizona, California, Colorado, New Mexico and Texas.
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
Activities of our business that are not included in the four segments mentioned above are included in the Other category. These activities consist primarily of corporate staff operations and other items that are not specific to the normal business of any one of our four operating segments. We do not allocate certain items of other income and expense, including income taxes, to the individual segments. Through June 30, 2016, both NTI and WNRL function primarily as pass-through entities with respect to income taxes. As a result of the Merger, all of the NTI segment's taxable income will be subject to income taxes at the Western consolidated level.
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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Operating Results:
Refining (2)
Net sales	$1,315,609	$1,817,629	$2,201,929	$3,309,070
Intersegment eliminations	584,458	664,411	1,052,265	1,206,953
Net refining sales to external customers	731,151	1,153,218	1,149,664	2,102,117

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NTI
Net sales	700,351	852,820	1,197,824	1,550,596
Intersegment eliminations	10,416	16,056	19,112	29,046
Net NTI sales to external customers	689,935	836,764	1,178,712	1,521,550
WNRL (2)
Net sales	578,602	735,904	1,046,641	1,343,300
Intersegment eliminations	180,485	212,041	329,947	390,290
Net WNRL sales to external customers	398,117	523,863	716,694	953,010
Retail
Net sales	290,068	318,072	521,254	576,674
Intersegment eliminations	1,963	3,025	3,512	5,729
Net retail sales to external customers	288,105	315,047	517,742	570,945

Consolidated net sales to external customers	$2,107,308	$2,828,892	$3,562,812	$5,147,622

Operating income (loss)
Refining (1) (2)	$88,995	$185,246	$151,133	$333,858
NTI (1)	64,843	125,135	72,958	233,122
WNRL (2)	24,491	21,031	45,929	38,592
Retail	3,019	4,657	5,451	4,216
Other	(17,876)	(20,676)	(33,372)	(38,402)
Operating income from segments	163,472	315,393	242,099	571,386
Other income (expense), net	(22,456)	(23,091)	(42,869)	(44,679)
Consolidated income before income taxes	$141,016	$292,302	$199,230	$526,707

Depreciation and amortization
Refining (2)	$22,386	$19,951	$43,671	$40,435
NTI	20,238	19,515	40,207	38,880
WNRL (2)	7,325	6,670	14,469	12,562
Retail	3,882	4,031	7,212	7,317
Other	528	976	1,451	1,875
Consolidated depreciation and amortization	$54,359	$51,143	$107,010	$101,069

Capital expenditures
Refining (2)	$40,155	$34,984	$83,718	$52,810
NTI	26,471	11,155	54,461	17,828
WNRL (2)	8,088	14,846	14,329	40,842
Retail	2,640	4,717	3,277	6,119
Other	377	648	975	1,946
Consolidated capital expenditures	$77,731	$66,350	$156,760	$119,545

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total assets
Refining (2)			$1,691,189	$1,723,242
NTI (including $1,289,443 of goodwill)			2,441,233	2,402,056
WNRL (2)			436,065	512,384
Retail			252,638	251,977
Other			717,404	1,063,890
Consolidated total assets			$5,538,529	$5,953,549

(1)
The effect of our economic hedging activity is included within the operating income of our refining and NTI segments as a component of cost of products sold. The cost of products sold within our refining segment included $11.8 million and $5.8 million in net realized and unrealized economic hedging losses for the three and six months ended June 30, 2016, respectively, and $12.1 million and $15.8 million in net realized and unrealized economic hedging losses for the three and six months ended June 30, 2015, respectively. NTI cost of products sold included $2.2 million and $2.9 million in net realized and unrealized economic hedging losses for the three and six months ended June 30, 2016, respectively, and $2.4 million and $1.1 million in net realized and unrealized economic hedging losses for the three and six months ended June 30, 2015, respectively. Also included within cost of products sold is the net effect of non-cash LCM recoveries of $40.7 million and $4.9 million for our refining segment for the six months ended June 30, 2016 and 2015, respectively, and $35.6 million, $46.7 million, $38.2 million and $49.0 million for NTI for the three and six months ended June 30, 2016 and 2015, respectively.

(2)
WNRL's financial data includes its historical financial results and an allocated portion of corporate general and administrative expenses, previously reported as Other, for the three and six months ended June 30, 2015. WNRL operating results include activity of the TexNew Mex Pipeline System that was previously recorded within our refining segment. The information contained herein for WNRL has been retrospectively adjusted, to include the historical results of the TexNew Mex Pipeline System.

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
The carrying amounts of cash and cash equivalents, which we consider Level 1 assets and liabilities, approximated their fair values at June 30, 2016 and December 31, 2015, due to their short-term maturities. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and an evaluation of counterparty credit risk. Cash equivalents totaling $0.02 million and $70.1 million consisting of short-term money market deposits and commercial paper were included in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent our assets and liabilities for our commodity hedging contracts measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and the basis for that measurement:

	Carrying Value at June 30, 2016	Fair Value Measurement Using			Netting Adjustments	Recorded Value at June 30, 2016
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$57,805	$—	$57,805	$—	$(9,011)	$48,794
Other assets	7,116	—	7,116	—	(2,112)	5,004
Gross financial liabilities:
Accrued liabilities	(6,149)	—	(4,198)	(1,951)	5,003	(1,146)
Other long-term liabilities	(6,120)	—	(6,120)	—	6,120	—
	$52,652	$—	$54,603	$(1,951)	$—	$52,652

	Carrying Value at December 31, 2015	Fair Value Measurement Using			Netting Adjustments	Recorded Value at December 31, 2015
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$95,062	$—	$95,062	$—	$(16,937)	$78,125
Other assets	11,881	—	11,881	—	—	11,881
Gross financial liabilities:
Accrued liabilities	(21,454)	—	(15,698)	(5,756)	11,181	(10,273)
Other long-term liabilities	(5,756)	—	(5,756)	—	5,756	—
	$79,733	$—	$85,489	$(5,756)	$—	$79,733
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the changes in fair value of our Level 3 assets and liabilities, excluding goodwill (all related to commodity price swap contracts) for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Asset (liability) balance at beginning of period	$(3,958)	$1,710	$(5,756)	$330
Change in fair value	590	43	632	(1)
Fair value of trades entered into during the period	—	—	—	1,450
Fair value reclassification from Level 3 to Level 2	1,417	(139)	3,173	(165)
Asset (liability) balance at end of period	$(1,951)	$1,614	$(1,951)	$1,614
A hypothetical change of 10% to the estimated future cash flows attributable to our Level 3 commodity price swaps would result in a $0.2 million change in the estimated fair value at June 30, 2016.
As of June 30, 2016 and December 31, 2015, the carrying amount and estimated fair value of our debt was as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Western obligations:
Carrying amount	$1,386,250	$889,000
Fair value	1,336,184	867,178
NTI obligations:
Carrying amount	$357,500	$350,000
Fair value	359,250	360,500
WNRL obligations:
Carrying amount	$320,000	$445,000
Fair value	320,000	439,000
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
5. Inventories
Inventories were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Refined products (1)	$236,622	$201,928
Crude oil and other raw materials	366,834	288,403
Lubricants	12,016	14,996
Retail store merchandise	43,890	42,211
Inventories	$659,362	$547,538

(1)	Includes $16.0 million and $14.5 million of inventory valued using the first-in, first-out ("FIFO") valuation method at June 30, 2016 and December 31, 2015, respectively.
We value our refinery inventories of crude oil, other raw materials and asphalt at the lower of cost or market under the LIFO valuation method. Other than refined products inventories held by WNRL and our retail segment, refined products

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

inventories are valued under the LIFO valuation method. WNRL's wholesale refined product, lubricants and related inventories are valued using the FIFO inventory valuation method. Our retail segment refined product inventory is valued using the FIFO inventory valuation method. Retail merchandise inventory is valued using the retail inventory method.
As of June 30, 2016 and December 31, 2015, refined products valued under the LIFO method and crude oil and other raw materials totaled 10.6 million barrels and 10.0 million barrels, respectively. At June 30, 2016 and December 31, 2015, the excess of the LIFO cost over the current cost of these crude oil, refined product and other feedstock and blendstock inventories was $113.8 million and $198.4 million, respectively.
During the three months ended June 30, 2016 and 2015, cost of products sold included net non-cash charges of $107.6 million and $89.6 million, respectively, from changes in our LIFO reserves. During the six months ended June 30, 2016 and 2015, cost of products sold included net non-cash charges of $84.6 million and net non-cash recoveries of $24.0 million, respectively, from changes in our LIFO reserves. In order to state our inventories at market values that were lower than our LIFO costs, we reduced the carrying values of our inventory through non-cash LCM inventory adjustments of $87.7 million and $175.1 million at June 30, 2016 and December 31, 2015, respectively. These non-cash LCM recoveries decreased cost of products sold by $35.6 million, $87.4 million, $38.2 million and $53.9 million for the three and six months ended June 30, 2016 and 2015, respectively.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016			December 31, 2015
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	3,834	$271,025	$70.69	3,536	$259,722	$73.45
Crude oil and other	6,747	404,132	59.90	6,490	391,237	60.28
	10,581	$675,157	63.81	10,026	$650,959	64.93
6. Equity Method Investment
We own a 17% common equity interest in Minnesota Pipe Line Company, LLC ("MPL"). The carrying value of this equity method investment was $103.1 million and $97.5 million at June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016 and December 31, 2015, the carrying amount of the equity method investment was $21.2 million and $21.3 million, respectively, higher than the underlying net assets of the investee. We are amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline). There is no market for the common units of MPL and, accordingly, no quoted market price is available.
We recognized distributions from MPL during the three and six months ended June 30, 2016, of $4.3 million. Distributions from MPL during the three and six months ended June 30, 2015, were $2.1 million and $5.8 million, respectively. Equity income from MPL for the three and six months ended June 30, 2016 and 2015, was $4.5 million, $10.0 million, $4.2 million and $7.8 million, respectively. Equity income has been included in other, net in the accompanying Condensed Consolidated Statements of Operations.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Refinery facilities and related equipment	$2,163,362	$2,113,650
Pipelines, terminals and transportation equipment	540,746	427,854
Retail facilities and related equipment	332,336	324,686
Wholesale facilities and related equipment	61,190	59,875
Corporate	51,398	50,607
	3,149,032	2,976,672
Accumulated depreciation	(1,025,246)	(923,415)
	2,123,786	2,053,257
Construction in progress	221,778	251,914
Property, plant and equipment, net	$2,345,564	$2,305,171
Depreciation expense was $53.3 million and $104.9 million for the three and six months ended June 30, 2016, respectively, and $50.1 million and $99.0 million for the three and six months ended June 30, 2015, respectively.
8. Intangible Assets, Net
Intangible assets, net was as follows:

	June 30, 2016			December 31, 2015			Weighted- Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(14,518)	$5,909	$20,427	$(13,729)	$6,698	3.8
Customer relationships	7,172	(3,970)	3,202	7,551	(3,921)	3,630	6.0
Rights-of-way and other	7,904	(2,201)	5,703	6,839	(1,797)	5,042	8.2
	35,503	(20,689)	14,814	34,817	(19,447)	15,370
Unamortizable assets:
Franchise rights and trademarks	50,500	—	50,500	50,500	—	50,500
Liquor licenses	19,958	—	19,958	19,075	—	19,075
Intangible assets, net	$105,961	$(20,689)	$85,272	$104,392	$(19,447)	$84,945
Intangible asset amortization expense for the three and six months ended June 30, 2016 was $0.8 million and $1.5 million, respectively, based on estimated useful lives ranging from 1 to 35 years. Intangible asset amortization expense for the three and six months ended June 30, 2015 was $0.7 million and $1.4 million, respectively, based on estimated useful lives ranging from 1 to 23 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2016	$1,457
2017	2,880
2018	2,880
2019	2,212
2020	1,268
2021	980

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt
Long-term debt was as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan - 5.25% Credit Facility due 2020	536,250	539,000
6.25% Senior Unsecured Notes due 2021	350,000	350,000
Term Loan - 5.50% Credit Facility due 2023	500,000	—
Total Western obligations	1,386,250	889,000
NTI obligations:
Revolving Credit Facility due 2019	7,500	—
7.125% Senior Secured Notes due 2020	350,000	350,000
Total NTI obligations	357,500	350,000
WNRL obligations:
Revolving Credit Facility due 2018	20,000	145,000
7.5% Senior Notes due 2023	300,000	300,000
Total WNRL obligations	320,000	445,000
Less unamortized discount, premium and debt issuance costs	51,876	33,606
Long-term debt	2,011,874	1,650,394
Current portion of long-term debt	(10,500)	(5,500)
Long-term debt, net of current portion	$2,001,374	$1,644,894
As of June 30, 2016, annual maturities of long-term debt for the remainder of 2016 are $5.3 million. For 2017, 2018, 2019 and 2020, long-term debt maturities are $10.5 million, $30.5 million, $18.0 million and $872.0 million, respectively. Thereafter, total long-term debt maturities are $1,127.5 million.
Interest and debt expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Contractual interest:
Western obligations	$13,079	$12,093	$25,131	$24,100
NTI obligations	6,875	6,612	13,789	13,203
WNRL obligations	6,400	5,901	13,105	9,627
	26,354	24,606	52,025	46,930
Amortization of loan fees	2,005	1,912	3,916	3,698
Amortization of original issuance discount	29	—	29	—
Other interest expense (income)	2,616	1,151	2,440	2,226
Capitalized interest	(4,076)	(353)	(4,801)	(581)
Interest and debt expense	$26,928	$27,316	$53,609	$52,273
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Western Obligations
Revolving Credit Facility
On May 27, 2016, we entered into the Second Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Western 2019 Revolving Credit Facility"). The Revolving Credit Amendment amended the Western 2019 Revolving Credit Facility by, among other things, (i) permitting us to incur up to $500.0 million of additional secured indebtedness secured on a pari passu basis with the loans under the Western 2020 Term Loan Credit Facility (in the form of incremental term loans or bonds secured on a pari passu basis with the term loans) beyond what was permitted under the Western 2019 Revolving Credit Facility and (ii) modifying several triggers and thresholds based on borrowing availability under the Western 2019 Revolving Credit Facility.
On October 2, 2014, we entered into the Third Amended and Restated Revolving Credit Agreement. Lenders committed $900.0 million, all of which will mature on October 2, 2019. The commitments under the Western 2019 Revolving Credit Facility may be increased in the future to $1.4 billion, subject to certain conditions (including the agreement of financial institutions, in their sole discretion, to provide such additional commitments). The amended terms of the agreement include revised borrowing rates. Borrowings can be either base rate loans plus a margin ranging from 0.50% to 1.00% or LIBOR loans plus a margin ranging from 1.50% to 2.00%, subject to adjustment based upon the average excess availability. The Western 2019 Revolving Credit Facility also provides for a quarterly commitment fee ranging from 0.25% to 0.375% per annum, subject to adjustment based upon the average utilization ratio, and letter of credit fees ranging from 1.50% to 2.00% per annum payable quarterly, subject to adjustment based upon the average excess availability. Borrowing availability under the Western 2019 Revolving Credit Facility is tied to the amount of our and our restricted subsidiaries' eligible accounts receivable and inventory. The Western 2019 Revolving Credit Facility is guaranteed, on a joint and several basis, by certain of our subsidiaries and will be guaranteed by certain newly acquired or formed subsidiaries, subject to certain limited exceptions. The Western 2019 Revolving Credit Facility is secured by our cash and cash equivalents, accounts receivable and inventory. The Western 2019 Revolving Credit Facility contains certain covenants, including, but not limited to, limitations on debt, investments and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances.
As of and during the six month period ended June 30, 2016, we had no direct borrowings under the Western 2019 Revolving Credit Facility, with availability of $353.1 million at June 30, 2016. This availability is net of $64.2 million in outstanding letters of credit.
Term Loan Credit Agreement - 5.25%
On November 12, 2013, we entered into a term loan credit agreement (the "Western 2020 Term Loan Credit Facility"). The Western 2020 Term Loan Credit Facility provides for loans of $550.0 million, matures on November 12, 2020, and provides for quarterly principal payments of $1.4 million until September 30, 2020, with the remaining balance then outstanding due on the maturity date. On May 27, 2016, the Company entered into a third amendment of the Western 2020 Term Loan Credit Facility. The revised terms under the amendment provide for additional capacity to make restricted payments including dividends and repurchase of the Company’s outstanding common stock, inclusion of equity interests of master limited partnership subsidiaries as “replacement assets” for purposes of asset sale mandatory prepayment and changes to the use of proceeds of the incremental term loan available under the Term Loan. The third amendment also increased the incremental availability under the Western 2020 Term Loan Credit Facility from $200.0 million, prior to the amendment, to $700.0 million.
Following the third amendment, the Western 2020 Term Loan Credit Facility bears interest at a rate based either on the base rate (as defined in the Western 2020 Term Loan Credit Facility) plus 2.25% or the LIBOR Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 4.25% (subject to a LIBOR Rate floor of 1.00%). The current interest rate based on these criteria is 5.25%. Our effective rate of interest, including contractual interest and amortization of loan fees, for the Western 2020 Term Loan Credit Facility was 5.80% as of June 30, 2016.
The Western 2020 Term Loan Credit Facility is secured by the El Paso and Gallup refineries and the equity of NT InterHoldCo LLC, a wholly-owned subsidiary of Western, and is fully and unconditionally guaranteed on a joint and several basis by substantially all of Western's material wholly-owned subsidiaries. The Western 2020 Term Loan Credit Facility contains customary restrictive covenants including limitations on debt, investments and dividends and does not contain any financial maintenance covenants.
6.25% Senior Unsecured Notes
On March 25, 2013, we entered into an indenture (the "Western 2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the "Western 2021 Senior Unsecured Notes"). The

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Western 2021 Senior Unsecured Notes are guaranteed on a senior unsecured basis by each of our wholly-owned domestic restricted subsidiaries. We pay interest on the Western 2021 Senior Unsecured Notes semi-annually in arrears on April 1 and October 1 of each year. The Western 2021 Senior Unsecured Notes mature on April 1, 2021. The effective rate of interest, including contractual interest and amortization of loan fees, for the Western 2021 Senior Unsecured Notes was 6.52% as of June 30, 2016.
Term Loan Credit Agreement - 5.50%
On June 23, 2016, as an incremental supplement to the Western 2020 Term Loan Credit Facility, we incurred $500.0 million in new term debt that matures on June 23, 2023 (the "Western 2023 Term Loan Credit Facility"). The proceeds from the Western 2023 Term Loan Credit Facility were net of original issue discount and other fees totaling $17.0 million. We used these proceeds to partially fund the cash portion of the Merger consideration. The Western 2023 Term Loan Credit Facility provides for quarterly principal payments of $1.3 million payable on the last business day of each March, June, September and December, with the remaining principal amount due on June 23, 2023. The Western 2023 Term Loan Credit Facility is secured by both the El Paso and Gallup refineries and by the equity of NT InterHoldCo LLC and is fully and unconditionally guaranteed on a joint and several basis by substantially all of Western's material wholly-owned subsidiaries. The Western 2023 Term Loan Credit Facility bears interest at a rate based either on the base rate plus 3.50% or the LIBOR Rate plus 4.50% (subject to a LIBOR Rate floor of 1.00%). The effective rate of interest, including contractual interest and amortization of original issue discount and other loan fees, for the Western 2023 Term Loan Credit Facility was 5.99% as of June 30, 2016.
NTI Obligations
Revolving Credit Facility
On September 29, 2014, certain subsidiaries of NTI entered into the Amended and Restated Revolving Credit Agreement (the "NTI Revolving Credit Facility"), increasing the aggregate principal amount available prior to the amendment and restatement from $300.0 million to $500.0 million. The NTI Revolving Credit Facility, which matures on September 29, 2019, incorporates a borrowing base tied to eligible accounts receivable and inventory and provides for up to $500.0 million for the issuance of letters of credit and up to $45.0 million for swing line loans. The NTI Revolving Credit Facility may be increased up to a maximum aggregate principal amount of $750.0 million, subject to certain conditions (including the agreement of financial institutions, in their sole discretion, to provide such additional commitments). Obligations under the NTI Revolving Credit Facility are secured by substantially all of NTI’s assets. Indebtedness under the NTI Revolving Credit Facility is recourse to Northern Tier Energy GP LLC ("NTI LLC") and certain of its subsidiaries that are borrowers thereunder, its general partner, and is guaranteed by NTI and certain of its subsidiaries. Borrowings under the NTI Revolving Credit Facility bear interest at either (a) a base rate plus an applicable margin (ranging between 0.50% and 1.00%) or (b) a LIBOR rate plus an applicable margin (ranging between 1.50% and 2.00%), in each case subject to adjustment based upon the average historical excess availability. In addition to paying interest on outstanding borrowings, NTI is also required to pay a quarterly commitment fee ranging from 0.250% to 0.375% subject to adjustment based upon the average utilization ratio and letter of credit fees ranging from 1.50% to 2.00% subject to adjustment based upon the average historical excess availability. The NTI Revolving Credit Facility contains certain covenants, including but not limited to, limitations on debt, investments and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances.
At June 30, 2016, the availability under the NTI Revolving Credit Facility was $229.2 million. This availability is net of $7.5 million in direct borrowings and $54.2 million in outstanding letters of credit. The effective rate of interest, including contractual interest and amortization of loan fees, for the NTI Revolving Credit Facility was 5.41% as of June 30, 2016.
7.125% Secured Notes
On November 8, 2012, NTI LLC and Northern Tier Finance Corporation (together with NTI LLC, the "NTI 2020 Notes Issuers"), issued $275.0 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the "NTI 2020 Secured Notes").
NTI increased the principal amount of the NTI 2020 Secured Notes in September 2014 by an additional $75.0 million in principal value at a premium of $4.2 million. This additional offering was issued under the same indenture as the existing NTI 2020 Secured Notes and the new notes issued have the same terms as the existing notes. The offering generated cash proceeds of $79.2 million including an issuance premium of $4.2 million. The issuance premium will be amortized to interest expense over the remaining life of the notes. The effective rate of interest, including contractual interest and amortization of debt premium and of loan fees, for the NTI 2020 Secured Notes was 6.91% as of June 30, 2016.
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
On October 15, 2014, to partially fund the purchase of certain assets from Western, WNRL borrowed $269.0 million under the WNRL Revolving Credit Facility. On February 11, 2015, WNRL repaid its outstanding direct borrowings under the WNRL Revolving Credit Facility with a portion of the proceeds from the issuance of its 7.5% Senior Notes due 2023 (the "7.5% Senior Notes"), discussed below. On October 30, 2015, WNRL borrowed $145.0 million under the WNRL Revolving Credit Facility to partially fund the purchase of the TexNew Mex Pipeline System from Western. During the six months ended June 30, 2016, WNRL repaid $125.0 million of its outstanding direct borrowings under the WNRL Revolving Credit Facility using the proceeds generated through our equity issuance during the period.
The WNRL Revolving Credit Facility contains covenants that limit or restrict WNRL's ability to make cash distributions. WNRL is required to maintain certain financial ratios that are tested on a quarterly basis for the immediately preceding four quarter period. At June 30, 2016, the availability under the WNRL Revolving Credit Facility was $279.3 million, net of $20.0 million in direct borrowings and $0.7 million in outstanding letters of credit. WNRL had no swing line borrowings outstanding under the WNRL Revolving Credit Facility as of June 30, 2016. The interest rate for the borrowings under the WNRL Revolving Credit Facility was 2.71% as of June 30, 2016. The effective rate of interest, including contractual interest and amortization of loan fees, for the WNRL Revolving Credit Facility was 2.97% as of June 30, 2016.
7.5% Senior Notes
On February 11, 2015, WNRL entered into an indenture (the “WNRL Indenture”) among WNRL, WNRL Finance Corp., a Delaware corporation and wholly-owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023. The Partnership will pay interest on the 7.5% Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The 7.5% Senior Notes will mature on February 15, 2023. WNRL used the proceeds from the notes to repay the full balance due under the WNRL Revolving Credit Facility on February 11, 2015. The effective rate of interest, including contractual interest and amortization of loan fees, for the 7.5% Senior Notes was 7.78% as of June 30, 2016.
The WNRL Indenture contains covenants that limit WNRL’s and its restricted subsidiaries’ ability to, among other things, (i) incur, assume or guarantee additional indebtedness or issue preferred units, (ii) create liens to secure indebtedness, (iii) pay distributions on equity securities, repurchase equity securities or redeem subordinated indebtedness, (iv) make investments, (v) restrict distributions, loans or other asset transfers from the Partnership’s restricted subsidiaries, (vi) consolidate with or merge with or into, or sell substantially all of the Partnership’s properties to, another person, (vii) sell or otherwise dispose of assets, including equity interests in subsidiaries and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions. The WNRL Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all the then outstanding 7.5% Senior Notes to be due and payable immediately.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Equity
Changes to equity during the six months ended June 30, 2016, were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2015	$1,299,297	$1,646,609	$2,945,906
Net income	95,953	46,496	142,449
Other comprehensive loss, net of tax	(52)	(70)	(122)
Dividends	(70,286)	—	(70,286)
Stock-based compensation	2,169	4,501	6,670
Tax deficiency from stock-based compensation	(441)	—	(441)
Distributions to non-controlling interests	—	(41,532)	(41,532)
NTI merger	(14,020)	(1,329,348)	(1,343,368)
Transaction costs for NTI merger	(12,431)	—	(12,431)
Issuance of WNRL common units	—	92,460	92,460
Offering costs for issuance of WNRL common units	—	(330)	(330)
Treasury stock issuance	438,168	—	438,168
Treasury stock purchases	(75,000)	—	(75,000)
Balance at June 30, 2016	$1,663,357	$418,786	$2,082,143
Changes to equity during the six months ended June 30, 2015, were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2014	$1,119,708	$1,667,936	$2,787,644
Net income	239,908	148,927	388,835
Other comprehensive income, net of tax	57	66	123
Dividends	(61,114)	—	(61,114)
Stock-based compensation	2,148	5,851	7,999
Excess tax benefit from stock-based compensation	848	—	848
Distributions to non-controlling interests	—	(101,528)	(101,528)
Treasury stock purchases	(25,000)	—	(25,000)
Other	—	(221)	(221)
Balance at June 30, 2015	$1,276,555	$1,721,031	$2,997,586
Share Issuance
Pursuant to the Merger Agreement, we issued 17.1 million shares of Western common stock including 11.6 million treasury shares on June 23, 2016. See Note 21, Acquisitions, for further discussion of the Merger.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our share repurchase activity for the September 2015 Program:

	Number of shares purchased	Cost of share purchases (In thousands)
Shares purchased at December 31, 2015	—	$—
Shares purchased during Q1, 2016	2,462,350	75,000
Shares purchased at March 31, 2016	2,462,350	75,000
Shares purchased during Q2, 2016	—	—
Shares purchased at June 30, 2016	2,462,350	$75,000
As of June 30, 2016, we had $125.0 million remaining in authorized expenditures under the September 2015 Program.
Dividends
The table below summarizes our 2016 cash dividend declarations, payments and scheduled payments:

	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	January 6	January 20	February 4	$0.38	$35,601
Second quarter	April 8	April 18	May 2	0.38	34,685
Third quarter (1)	July 15	July 25	August 9	0.38	—
Total					$70,286
(1) The third quarter 2016 cash dividend of $0.38 per common share will result in an estimated aggregate payment of $41.2 million.
NTI Distributions
The table below summarizes NTI's 2016 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Unit
February 3, 2016	February 12, 2016	February 19, 2016	$0.38
June 13, 2016	June 23, 2016	June 23, 2016	0.18
Total			$0.56
WNRL Distributions
The table below summarizes WNRL's 2016 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
February 1, 2016	February 11, 2016	February 26, 2016	$0.3925
April 25, 2016	May 13, 2016	May 27, 2016	0.4025
July 26, 2016	August 12, 2016	August 26, 2016	0.4125
Total			$1.2075
In addition to its quarterly distributions, WNRL paid incentive distributions of $0.9 million, $1.7 million, $0.14 million and $0.16 million for the three and six months ended June 30, 2016 and 2015, respectively, to Western as its general partner and holder of its incentive distribution rights.
11. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rates for the three and six months ended June 30, 2016 and 2015, were 27.1%, 28.5%, 26.8% and 26.2%, respectively. The effective tax rates for the three and six months ended June 30, 2016 and 2015, were lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in NTI and WNRL. As of June 23, 2016, all of our NTI segment's taxable income will be subject to income taxes at the Western consolidated level.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We are subject to examination by the Internal Revenue Service for tax years ending December 31, 2012, or after and by various state and local taxing jurisdictions for tax years ending December 31, 2011, or after.
We believe that it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $20.8 million was previously provided against the deferred tax assets relating to these NOL carryforwards at June 30, 2016. There was no change in the valuation allowance for the Yorktown NOL carryforwards from December 31, 2015.
As of June 30, 2016, we have recorded a liability of $41.2 million for unrecognized tax benefits, of which $21.9 million would affect our effective tax rate if recognized. There was an increase of $1.0 million in our unrecognized tax benefits for the three and six months ended June 30, 2016. We also recognized $0.3 million and $0.5 million in interest and penalties for the three and six months ended June 30, 2016, respectively, and $0.1 million and $0.2 million in interest and penalties for three and six months ended June 30, 2015, respectively.
12. Retirement Plans
We fully recognize the obligations associated with our retiree healthcare and other postretirement plans and single-employer defined benefit cash balance plan in our financial statements.
Pensions
The net periodic benefit cost associated with our cash balance plan for both the three and six months ended June 30, 2016 and 2015, was $0.6 million, $1.2 million, $0.7 million and $1.3 million, respectively.
Postretirement Obligations
The net periodic benefit cost associated with our postretirement medical benefit plans for the three and six months ended June 30, 2016 and 2015, was $0.03 million, $0.06 million, $0.2 million and $0.5 million, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Beginning of period balance	$651	$(1,283)	$651	$(1,291)
Amortization of net prior service cost	(63)	41	(63)	41
Reclassification of loss to income	11	12	11	25
Income tax	—	(4)	—	(9)
End of period balance	$599	$(1,234)	$599	$(1,234)
Defined Contribution Plan
Western sponsors defined contribution plans under which Western, NTI and WNRL participants may contribute a percentage of their eligible compensation to various investment choices offered by these plans. For the three and six months ended June 30, 2016 and 2015, we expensed $4.5 million, $9.2 million, $4.4 million and $8.6 million, respectively, in connection with these plans.
13. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts primarily to facilitate the supply of crude oil to our refineries. During the six months ended June 30, 2016, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
We use crude oil, refined products and natural gas futures, swap contracts or options to mitigate the change in value for a portion of our LIFO inventory and refinery fuel gas volumes subject to market price fluctuations. We enter into swap contracts

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to fix differentials on a portion of our future crude oil purchases and to fix margins on a portion of our future gasoline and distillate production. The physical volumes are not exchanged; these contracts are net settled with cash. These hedging activities do not qualify for hedge accounting treatment.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three and six months ended June 30, 2016 and 2015, and open commodity hedging positions as of June 30, 2016 and December 31, 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Economic hedging results
Realized hedging gain, net	$550	$7,823	$18,353	$25,376
Unrealized hedging loss, net	(14,598)	(22,287)	(27,082)	(42,344)
Total hedging loss, net	$(14,048)	$(14,464)	$(8,729)	$(16,968)

	June 30, 2016	December 31, 2015
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil differential swaps, net long positions	6,323	5,155
Crude oil futures, net short positions	(1,216)	(562)
Refined product price and crack spread swaps, net short positions	(1,647)	(5,645)
Total open commodity hedging instruments, net long (short) positions	3,460	(1,052)

Fair value of outstanding contracts, net
Other current assets	$48,794	$78,125
Other assets	5,004	11,881
Accrued liabilities	(1,146)	(10,273)
Other long-term liabilities	—	—
Fair value of outstanding contracts - unrealized gain, net	$52,652	$79,733
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents offsetting information regarding Western's commodity hedging contracts as of June 30, 2016 and December 31, 2015:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet
As of June 30, 2016
	(In thousands)
Financial assets:
Current assets	$57,805	$(9,011)	$48,794
Other assets	7,116	(2,112)	5,004
Financial liabilities:
Accrued liabilities	(6,149)	5,003	(1,146)
Other long-term liabilities	(6,120)	6,120	—
	$52,652	$—	$52,652

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet
As of December 31, 2015
	(In thousands)
Financial assets:
Current assets	$95,062	$(16,937)	$78,125
Other assets	11,881	—	11,881
Financial liabilities:
Accrued liabilities	(21,454)	11,181	(10,273)
Other long-term liabilities	(5,756)	5,756	—
	$79,733	$—	$79,733
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
As of June 30, 2016, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our distillate crack spread swaps range from $11.66 to $13.64 per contract. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2016	2017	2018
Inventory positions (futures and swaps):
Crude oil differential swaps, net long positions	4,163	2,160	—
Crude oil futures, net short positions	(1,216)	—	—
Refined products — net short positions	(236)	(275)	—
Natural gas futures — net long positions	422	329	—
Refined product positions (crack spread swaps):
Distillate — net long (short) positions	19	(1,905)	—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Stock-Based Compensation
Western Incentive Plans
The Western Refining 2006 Long-Term Incentive Plan (the "2006 LTIP") and the Amended and Restated 2010 Incentive Plan of Western Refining (the "2010 Incentive Plan") allow for restricted share unit awards ("RSUs") among other forms of awards. As of June 30, 2016, there were 19,856 and 2,391,711 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over a scheduled vesting period of either one, three or five years and their market value at the date of the grant is amortized over the vesting period on a straight-line basis. Effective March 25, 2015, our board of directors approved administrative amendments to the 2010 Incentive Plan.
As of June 30, 2016, there were 658,506 unvested RSUs outstanding. We recorded stock compensation of $1.7 million, $2.7 million, $1.1 million and $2.1 million for the three and six months ended June 30, 2016 and 2015, respectively, which is included in selling, general and administrative expenses.
As of June 30, 2016, the aggregate grant date fair value of outstanding RSUs was $21.2 million. The aggregate intrinsic value of outstanding RSUs was $13.6 million. The unrecognized compensation cost of unvested RSUs was $18.4 million. Unrecognized compensation costs for RSUs will be recognized over a weighted-average period of 2.86 years.
The tax deficiency related to the RSUs that vested during the three and six months ended June 30, 2016 was $0.1 million and $0.4 million, respectively, using a statutory blended rate of 38.1%. The aggregate grant date fair value of the RSUs that vested during the three and six months ended June 30, 2016, was $0.9 million and $4.1 million, respectively. The related aggregate intrinsic value of these RSUs was $0.6 million and $3.0 million, respectively, at the vesting date.
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
The following table summarizes our RSU activity for the six months ended June 30, 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2015	399,214	$37.43
Awards granted	375,774	28.52
Awards vested	(109,634)	37.63
Awards forfeited	(6,848)	43.81
Not vested at June 30, 2016	658,506	32.25
Amended and Restated Northern Tier Energy LP 2012 Long-Term Incentive Plan
Effective upon the closing of the Merger, Western adopted and assumed NTI's equity compensation plan and amended and renamed the plan as the Amended and Restated Northern Tier Energy LP 2012 Long-Term Incentive Plan ("NTI LTIP"). Modifications to the NTI LTIP include, among other things, a change to the unit of equity from an NTI common unit to a share of Western common stock. The amendment changes the administrator of the NTI LTIP from the board of directors of NTI's general partner to Western's board of directors or its applicable committee. Consistent with the terms of the Merger Agreement, all unvested equity awards at the time of the Merger were exchanged for Western phantom stock awards and performance cash awards under the NTI LTIP.
We incurred equity-based compensation expense of $3.4 million, $8.0 million, $2.9 million and $5.5 million for the three and six months ended June 30, 2016 and 2015, respectively.
The NTI LTIP provides, among other awards, for grants of stock options, restricted stock, phantom stock, dividend equivalent rights, stock appreciation rights and other awards that derive their value from the market price of Western's common stock. As of June 30, 2016, there was 238,959 common share equivalents reserved for future grants under the NTI LTIP.
We determined the fair value of the phantom stock based on the closing price of Western common stock on the grant date. We amortize the estimated fair value of the phantom stock on a straight-line basis over the scheduled vesting periods of individual awards.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate grant date fair value of non-vested phantom stock outstanding as of June 30, 2016, was $17.2 million. The aggregate intrinsic value of such phantom stock was $17.5 million. Total unrecognized compensation cost related to unvested phantom stock totaled $14.4 million as of June 30, 2016, that is expected to be recognized over a weighted-average period of 1.80 years.
A summary of our phantom stock award activity under the NTI LTIP for the six months ended June 30, 2016, is set forth below:

	Number of Phantom Stock	Weighted Average Grant Date Fair Value
Not vested at December 31, 2015	—	$—
Awards granted	848,267	20.25
Awards vested	—	—
Awards forfeited	—	—
Not vested at June 30, 2016	848,267	20.25
Western Refining Logistics, LP 2013 Long-Term Incentive Plan
The Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "WNRL LTIP") provides, among other awards, for grants of phantom units and distribution equivalent rights. As of June 30, 2016, there were 4,114,223 phantom units reserved for future grants under the WNRL LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. WNRL incurred unit-based compensation expense of $0.8 million, $1.3 million, $0.5 million and $0.9 million for the three and six months ended June 30, 2016 and 2015, respectively.
The aggregate grant date fair value of non-vested phantom units outstanding as of June 30, 2016, was $7.5 million. The aggregate intrinsic value of such phantom units was $7.5 million. Total unrecognized compensation cost related to unvested phantom units totaled $6.5 million as of June 30, 2016, that is expected to be recognized over a weighted-average period of 2.90 years.
A summary of WNRL's common and phantom unit award activity for the six months ended June 30, 2016, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2015	279,787	$28.06
Awards granted	86,100	22.51
Awards vested	(70,886)	26.16
Awards forfeited	(10,181)	31.87
Not vested at June 30, 2016	284,820	26.45
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
Diluted earnings per common share includes the effects of potentially dilutive shares that consist of unvested RSUs and phantom stock. These awards are non-participating securities due to the forfeitable nature of their associated dividend equivalent rights, prior to vesting and we do not consider the RSUs or phantom stock in the two-class method when calculating earnings per share.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income attributable to Western Refining, Inc.	$65,415	$133,919	$95,953	$239,908
Distributed earnings	(34,685)	(32,476)	(70,286)	(61,114)
Undistributed income available to Western Refining, Inc.	$30,730	$101,443	$25,667	$178,794
Weighted-average number of common shares outstanding	92,786	95,539	92,432	95,553
Basic earnings per common share:
Distributed earnings per share	$0.37	$0.34	$0.76	$0.64
Undistributed earnings per share	0.33	1.06	0.28	1.87
Basic earnings per common share	$0.70	$1.40	$1.04	$2.51

Diluted earnings per common share:
Net income attributable to Western Refining, Inc.	$65,415	$133,919	$95,953	$239,908
Weighted-average diluted common shares outstanding	92,847	95,626	92,495	95,654
Diluted earnings per common share	$0.70	$1.40	$1.04	$2.51
The computation of the weighted average number of diluted shares outstanding is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Weighted-average number of common shares outstanding	92,786	95,539	92,432	95,553
Restricted share units and phantom stock	61	87	63	101
Weighted-average number of diluted shares outstanding	92,847	95,626	92,495	95,654
A shareholder's interest in our common stock could become diluted as a result of vestings of RSUs and phantom stock. In calculating our fully diluted earnings per common share, we consider the impact of RSUs and phantom stock that have not vested. We include unvested awards in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price.
16. Cash Flows
Restricted Cash
Restricted cash reported in our Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, relates to net proceeds from the sale of Western's TexNew Mex Pipeline System to WNRL. This cash is restricted through October 30, 2016, and must be used to reinvest in assets used in our business or as an offer of prepayment to lenders under the Western 2020 Term Loan Credit Facility.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Income taxes paid	$30,678	$146,480
Interest paid, excluding amounts capitalized	53,871	40,792

Non-cash investing and financing activities were as follows:
Assets acquired through capital lease obligations	$4,644	$24,578
Accrued capital expenditures	39,371	26,381
Reduction of long-term debt proceeds from original issuance discount	10,250	—
Distributions accrued on unvested equity awards	—	1,241
Accrued transaction costs for NTI merger	831	—
Transfer of capital spares from fixed assets to other assets	699	—
PP&E derecognized from sale leaseback continuing involvement release	—	1,773
Transfer of capital spares from fixed asset to inventory	—	1,365
Transfer of capital spares from other assets to fixed assets	161	—
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
We are party to 39 capital leases, with initial terms of 20 years, expiring in 2017 through 2036. The current portion of our capital lease obligation of $1.3 million and $1.0 million is included in accrued liabilities and the non-current portion of $56.8 million and $53.2 million is included in lease financing obligations in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively. The capital lease obligations include a deferred gain of $2.2 million. These capital leases were discounted using annual rates of 3.24% and 10.51%. Total remaining interest related to these leases was $44.1 million and $44.1 million at June 30, 2016 and December 31, 2015, respectively. Average annual payments, including interest, for the next five years are $5.8 million with the remaining $74.2 million due through 2036.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents our future minimum lease commitments under capital leases and non-cancelable operating leases that have lease terms of one year or more (in thousands) as of June 30, 2016:

	Operating	Capital
Remaining 2016	$28,715	$2,869
2017	53,376	5,647
2018	50,036	5,672
2019	44,942	5,780
2020	40,754	5,971
2021 and thereafter	342,036	74,166
Total minimum lease payments	$559,859	100,105
Less amount that represents interest		44,110
Present value of net minimum capital lease payments		$55,995
Total rental expense was $18.3 million, $36.0 million, $15.7 million and $31.6 million for the three and six months ended June 30, 2016 and June 30, 2015, respectively. Contingent rentals and subleases were not significant in any period.
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
Periodically, we receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. We do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations or cash flows. As of June 30, 2016 and December 31, 2015, we had consolidated environmental accruals of $19.0 million and $18.3 million, respectively.
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
In May 2000, we entered into an Agreed Order with the TCEQ for remediation of the south side of our El Paso refinery property. We purchased a non-cancelable Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy that covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20.0 million, of which $6.5 million remained as of June 30, 2016. In addition, a subsidiary of Chevron is obligated under a settlement agreement to pay 60% of any Agreed Order environmental clean-up costs that exceed the $20.0 million policy coverage.

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
We incurred $50.8 million in total capital expenditures between 2009 and 2013 to address the requirements of the 2005 NMED Amended Agreement. These capital expenditures were primarily for installation of emission controls on the heaters, boilers and Fluid Catalytic Cracking Unit ("FCCU") and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx and particulate matter from our Gallup refinery. As of March 31, 2016, we have completed the capital expenditures required by the 2005 NMED Amended Agreement to implement one or more FCCU emission offset projects prior to the end of 2017. We incurred $0.1 million and $1.9 million, respectively, for the years ended December 31, 2015 and 2014, and $0.1 million for the six months ended June 30, 2016, to implement an FCC emission offset project. We paid penalties between 2009 and 2012 totaling $2.7 million.
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
St. Paul Park Refinery
At June 30, 2016 and December 31, 2015, liabilities for remediation and closure obligations related to NTI operations totaled $8.4 million and $8.6 million, respectively, of which $2.5 million and $2.6 million, respectively, are recorded on a discounted basis. These discounted liabilities are expected to be settled over at least the next 22 years. At June 30, 2016, the estimated future cash flows to settle these discounted liabilities totaled $2.9 million and are discounted at a rate of 1.95%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.1 million and $0.2 million at June 30, 2016 and December 31, 2015, respectively.
On June 3, 2014, the St. Paul Park refinery was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency ("MPCA") relating to its upgraded wastewater treatment plant at its St. Paul Park refinery. This permit required the refinery to conduct additional testing of its remaining lagoon. The testing was completed in the fourth quarter of 2014, following the review of the test results and additional discussions with MPCA, we plan to close the remaining lagoon. At June 30, 2016 and December 31, 2015, we estimated the remediation and closure costs to be $5.9 million and $6.0 million, respectively, subject to receipt of final bids from contractors. In connection with NTI's December 2010 acquisition of the St. Paul Park refinery, among other assets, from the Marathon Petroleum Company LP ("Marathon"), we entered into an agreement with Marathon that required Marathon to share in the future remediation costs of this lagoon, should they be required. During the third quarter of 2015, we entered into a settlement and release agreement with Marathon and received $3.5 million pursuant to this settlement that we recorded as a reduction of direct operating expenses.
Other Matters
The EPA has issued Renewable Fuels Standards ("RFS"), that require refiners to blend renewable fuels into the refined products produced at their refineries. Annually, the EPA is required to establish a volume of renewable fuels that refineries must blend into their refined petroleum fuels. To the extent we are unable to blend at the rate necessary to satisfy the EPA mandated volume, we purchase Renewable Identification Numbers ("RIN"). The purchase price for RINs is volatile and may vary significantly from period to period. The net cost of meeting our estimated renewable volume obligations, including sales and purchases of RINs, was $16.9 million, $36.0 million, $6.5 million and $12.7 million for the three and six months ended June 30, 2016 and 2015, respectively. The supply and demand environment for RINs is uncertain and we cannot predict the impact of RIN purchases on our results of operations in any given period.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, the EPA has investigated and brought enforcement actions against companies it believes produced invalid RINs. We have purchased RINs that the EPA determined were invalid. Previously, we have entered into settlements and entered into another settlement in May 2015, with the EPA regarding RINs we purchased that the EPA ultimately determined were invalid. While we do not know if the EPA will determine that other RINs we have purchased are invalid, at this time we do not expect any settlements we would enter into with the EPA would have a material effect on our financial condition, results of operations or cash flows.
We are party to various other claims and legal actions arising in the normal course of business. We believe that the resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
19. Related Party Transactions
We lease office space in a building located in El Paso, Texas that is owned by an entity controlled by one of our officers. The lease agreement expires in May 2017. Under the terms of the lease, we make annual payments of $0.2 million. For the three and six months ended June 30, 2016 and 2015, we made rental payments under this lease to the related party of $0.06 million, $0.12 million, $0.06 million and $0.12 million. We have no amounts due as of June 30, 2016, related to this lease agreement.
Beginning on September 30, 2014, we began paying MPL for transportation services at published tariff rates. During the three and six months ended June 30, 2016 and 2015, we paid $14.8 million, $28.8 million, $14.7 million and $27.4 million, respectively, in crude transportation costs with MPL. Prior to September 30, 2014, we had a crude oil supply and logistics agreement with a third-party and had no direct supply transactions with MPL prior to this date. NTI's Chief Executive Officer is a member of MPL's board of managers.
20. Condensed Consolidating Financial Information
Separate condensed consolidating financial information of Western Refining, Inc. (the "Parent"), subsidiary guarantors and non-guarantors is presented below. At June 30, 2016, the Parent and certain subsidiary guarantors have fully and unconditionally guaranteed our Western 2021 Senior Unsecured Notes on a joint and several basis. NTI and WNRL are subsidiaries that have not guaranteed the Western 2021 Senior Unsecured Notes. As a result of the Parent and certain subsidiaries' guarantee arrangements, we are required to present the following condensed consolidating financial information that should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Due to the retrospective adjustments of financial position, results of operations and cash flows from the guarantor to the non-guarantor entities resulting from the TexNew Mex Pipeline Transaction, we have revised the condensed consolidating financial information for all periods presented. See Note 1, Organization, for additional information on this transaction.
As of June 30, 2016, we owned a 100% limited partnership interest in NTI and a 60.8% limited partnership interest in WNRL, and the non-financial general partner interests of both entities. We are the primary beneficiary of WNRL's earnings and cash flows. We exercise control of WNRL through our 100% ownership of its general partner. Accordingly, NTI and WNRL are consolidated with the other accounts of Western.
Our transactions with WNRL, including fees paid under our pipeline, terminalling and services agreements, are eliminated and have no impact on our condensed consolidated financial statements. All intercompany accounts and transactions with NTI and WNRL are eliminated in our condensed consolidated financial statements.
NTI's long-term debt is comprised of the NTI 2020 Secured Notes and the NTI Revolving Credit Facility. NTI creditors under the NTI 2020 Secured Notes and the NTI Revolving Credit Facility have no recourse to the Parent's assets except to the extent of the assets of Northern Tier Energy GP LLC, the general partner of NTI that we wholly own. Any recourse to NTI’s general partner would be limited to the extent of the general partner’s assets that other than its investment in NTI are not significant. Furthermore, the Parent's creditors have no recourse to the assets of NTI's general partner, NTI and its consolidated subsidiaries. See Note 9, Long-Term Debt, for a description of NTI’s debt obligations.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In the event that WNRL incurs a loss, our operating results will reflect WNRL’s loss, net of intercompany eliminations, to the extent of our ownership interests in WNRL at that point in time.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$156,064	$42,199	$—	$198,284
Accounts receivable, trade, net of a reserve for doubtful accounts	—	175,253	363,959	—	539,212
Accounts receivable, affiliate	17,317	54,408	3,625	(75,350)	—
Inventories	—	415,349	244,013	—	659,362
Prepaid expenses	—	105,170	19,662	—	124,832
Other current assets	—	99,676	33,861	—	133,537
Total current assets	17,338	1,005,920	707,319	(75,350)	1,655,227
Restricted cash	—	1,284	—	—	1,284
Equity method investment	—	—	103,121	—	103,121
Property, plant and equipment, net	—	1,119,622	1,225,942	—	2,345,564
Goodwill	—	—	1,289,443	—	1,289,443
Intangible assets, net	—	32,377	52,895	—	85,272
Investment in subsidiaries	5,397,284	—	—	(5,397,284)	—
Due from affiliate	—	2,404,572	—	(2,404,572)	—
Other assets, net	—	33,265	25,353	—	58,618
Total assets	$5,414,622	$4,597,040	$3,404,073	$(7,877,206)	$5,538,529
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$329,529	$387,892	$—	$717,421
Accounts payable, affiliate	—	—	75,350	(75,350)	—
Accrued liabilities	6,015	107,903	82,780	—	196,698
Current portion of long-term debt	10,500	—	—	—	10,500
Total current liabilities	16,515	437,432	546,022	(75,350)	924,619
Long-term liabilities:
Long-term debt, less current portion	1,330,178	—	671,196	—	2,001,374
Due to affiliate	2,404,572	—	—	(2,404,572)	—
Lease financing obligations	—	45,654	11,153	—	56,807
Deferred income tax liability, net	—	363,769	37,280	—	401,049
Deficit in subsidiaries	—	401,704	—	(401,704)	—
Other liabilities	—	65,971	6,566	—	72,537
Total long-term liabilities	3,734,750	877,098	726,195	(2,806,276)	2,531,767
Equity:
Equity - Western	1,663,357	3,282,510	1,713,070	(4,995,580)	1,663,357
Equity - Non-controlling interests	—	—	418,786	—	418,786
Total equity	1,663,357	3,282,510	2,131,856	(4,995,580)	2,082,143
Total liabilities and equity	$5,414,622	$4,597,040	$3,404,073	$(7,877,206)	$5,538,529

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$656,966	$115,515	$—	$772,502
Accounts receivable, trade, net of a reserve for doubtful accounts	—	122,593	236,644	—	359,237
Accounts receivable, affiliate	—	55,550	3,505	(59,055)	—
Inventories	—	311,589	235,949	—	547,538
Prepaid expenses	—	55,699	17,514	—	73,213
Other current assets	—	135,139	34,589	—	169,728
Total current assets	21	1,337,536	643,716	(59,055)	1,922,218
Restricted cash	—	69,106	—	—	69,106
Equity method investment	—	—	97,513	—	97,513
Property, plant and equipment, net	—	1,099,787	1,205,384	—	2,305,171
Goodwill	—	—	1,289,443	—	1,289,443
Intangible assets, net	—	31,401	53,544	—	84,945
Investment in subsidiaries	3,964,578	—	—	(3,964,578)	—
Due from affiliate	—	1,797,047	—	(1,797,047)	—
Other assets, net	—	42,166	22,831	—	64,997
Total assets	$3,964,599	$4,377,043	$3,312,431	$(5,820,680)	$5,833,393
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$262,550	$291,407	$—	$553,957
Accounts payable, affiliate	920	—	58,135	(59,055)	—
Accrued liabilities	5,508	142,257	100,630	—	248,395
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	11,928	404,807	450,172	(59,055)	807,852
Long-term liabilities:
Long-term debt, less current portion	856,327	—	788,567	—	1,644,894
Due to affiliate	1,797,047	—	—	(1,797,047)	—
Lease financing obligations	—	42,168	11,064	—	53,232
Deferred income tax liability, net	—	275,634	37,280	—	312,914
Deficit in subsidiaries	—	395,774	—	(395,774)	—
Other liabilities	—	63,674	4,921	—	68,595
Total long-term liabilities	2,653,374	777,250	841,832	(2,192,821)	2,079,635
Equity:
Equity - Western	1,299,297	3,194,986	373,818	(3,568,804)	1,299,297
Equity - Non-controlling interests	—	—	1,646,609	—	1,646,609
Total equity	1,299,297	3,194,986	2,020,427	(3,568,804)	2,945,906
Total liabilities and equity	$3,964,599	$4,377,043	$3,312,431	$(5,820,680)	$5,833,393

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$1,491,182	$1,278,953	$(662,827)	$2,107,308
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	1,248,465	1,016,990	(662,827)	1,602,628
Direct operating expenses (exclusive of depreciation and amortization)	—	113,600	117,569	—	231,169
Selling, general and administrative expenses	47	27,701	28,304	—	56,052
Loss (gain) on disposal of assets, net	—	35	(807)	—	(772)
Maintenance turnaround expense	—	400	—	—	400
Depreciation and amortization	—	26,796	27,563	—	54,359
Total operating costs and expenses	47	1,416,997	1,189,619	(662,827)	1,943,836
Operating income (loss)	(47)	74,185	89,334	—	163,472
Other income (expense):
Equity in earnings of subsidiaries	79,634	11,404	—	(91,038)	—
Interest income	—	103	28	—	131
Interest and debt expense	(14,172)	(758)	(11,998)	—	(26,928)
Other, net	—	24	4,317	—	4,341
Income before income taxes	65,415	84,958	81,681	(91,038)	141,016
Provision for income taxes	—	(37,935)	(217)	—	(38,152)
Net income	65,415	47,023	81,464	(91,038)	102,864
Less net income attributable to non-controlling interests	—	—	37,449	—	37,449
Net income attributable to Western Refining, Inc.	$65,415	$47,023	$44,015	$(91,038)	$65,415
Comprehensive income attributable to Western Refining, Inc.	$65,415	$47,023	$43,963	$(91,038)	$65,363

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$2,495,722	$2,244,465	$(1,177,375)	$3,562,812
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	2,047,013	1,780,351	(1,177,375)	2,649,989
Direct operating expenses (exclusive of depreciation and amortization)	—	220,140	234,614	—	454,754
Selling, general and administrative expenses	93	52,396	56,848	—	109,337
Loss (gain) on disposal of assets, net	—	9	(911)	—	(902)
Maintenance turnaround expense	—	525	—	—	525
Depreciation and amortization	—	52,334	54,676	—	107,010
Total operating costs and expenses	93	2,372,417	2,125,578	(1,177,375)	3,320,713
Operating income (loss)	(93)	123,305	118,887	—	242,099
Other income (expense):
Equity in earnings of subsidiaries	123,359	20,708	—	(144,067)	—
Interest income	—	217	78	—	295
Interest and debt expense	(27,313)	(1,496)	(24,800)	—	(53,609)
Other, net	—	1,093	9,352	—	10,445
Income before income taxes	95,953	143,827	103,517	(144,067)	199,230
Provision for income taxes	—	(56,303)	(478)	—	(56,781)
Net income	95,953	87,524	103,039	(144,067)	142,449
Less net income attributable to non-controlling interests	—	—	46,496	—	46,496
Net income attributable to Western Refining, Inc.	$95,953	$87,524	$56,543	$(144,067)	$95,953
Comprehensive income attributable to Western Refining, Inc.	$95,953	$87,524	$56,491	$(144,067)	$95,901

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$1,982,418	$1,588,724	$(742,250)	$2,828,892
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	1,647,312	1,272,825	(742,250)	2,177,887
Direct operating expenses (exclusive of depreciation and amortization)	—	110,317	114,406	—	224,723
Selling, general and administrative expenses	47	29,895	29,598	—	59,540
Loss (gain) on disposal of assets, net	—	69	(456)	—	(387)
Maintenance turnaround expense	—	593	—	—	593
Depreciation and amortization	—	24,958	26,185	—	51,143
Total operating costs and expenses	47	1,813,144	1,442,558	(742,250)	2,513,499
Operating income (loss)	(47)	169,274	146,166	—	315,393
Other income (expense):
Equity in earnings of subsidiaries	147,554	9,263	—	(156,817)	—
Interest income	—	105	96	—	201
Interest and debt expense	(13,588)	(733)	(12,995)	—	(27,316)
Other, net	—	(558)	4,582	—	4,024
Income before income taxes	133,919	177,351	137,849	(156,817)	292,302
Provision for income taxes	—	(78,287)	(148)	—	(78,435)
Net income	133,919	99,064	137,701	(156,817)	213,867
Less net income attributable to non-controlling interests	—	—	79,948	—	79,948
Net income attributable to Western Refining, Inc.	$133,919	$99,064	$57,753	$(156,817)	$133,919
Comprehensive income attributable to Western Refining, Inc.	$133,919	$99,072	$57,794	$(156,817)	$133,968

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$3,765,518	$2,893,896	$(1,511,792)	$5,147,622
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	3,136,000	2,294,989	(1,511,792)	3,919,197
Direct operating expenses (exclusive of depreciation and amortization)	—	219,552	220,482	—	440,034
Selling, general and administrative expenses	94	59,425	55,824	—	115,343
Loss (gain) on disposal of assets, net	—	450	(555)	—	(105)
Maintenance turnaround expense	—	698	—	—	698
Depreciation and amortization	—	49,627	51,442	—	101,069
Total operating costs and expenses	94	3,465,752	2,622,182	(1,511,792)	4,576,236
Operating income (loss)	(94)	299,766	271,714	—	571,386
Other income (expense):
Equity in earnings of subsidiaries	267,313	17,491	—	(284,804)	—
Interest income	—	202	162	—	364
Interest and debt expense	(27,311)	(1,240)	(23,722)	—	(52,273)
Other, net	—	(513)	7,743	—	7,230
Income before income taxes	239,908	315,706	255,897	(284,804)	526,707
Provision for income taxes	—	(137,521)	(351)	—	(137,872)
Net income	239,908	178,185	255,546	(284,804)	388,835
Less net income attributable to non-controlling interests	—	—	148,927	—	148,927
Net income attributable to Western Refining, Inc.	$239,908	$178,185	$106,619	$(284,804)	$239,908
Comprehensive income attributable to Western Refining, Inc.	$239,908	$178,201	$106,660	$(284,804)	$239,965

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(28,308)	$65,062	$113,463	$(33,359)	$116,858
Cash flows from investing activities:
Capital expenditures	—	(87,970)	(69,030)	240	(156,760)
Return of capital from equity method investment	13,537	—	—	(13,537)	—
Use of restricted cash	—	67,822	—	—	67,822
Contributions to affiliate	—	(545,708)	—	545,708	—
Proceeds from the sale of assets	—	340	977	(240)	1,077
Net cash provided by (used in) investing activities	13,537	(565,516)	(68,053)	532,171	(87,861)
Cash flows from financing activities:
Additions to long-term debt	500,000	—	—	—	500,000
Payments on long-term debt and capital lease obligations	(2,750)	(467)	(718)	—	(3,935)
Borrowings on revolving credit facility	—	—	215,000	—	215,000
Repayments on revolving credit facility	—	—	(332,500)	—	(332,500)
Payments for NTI units	(859,893)	—	—	—	(859,893)
Transaction costs for NTI merger	(11,600)	—	—	—	(11,600)
Proceeds from issuance of WNRL common units	—	—	92,460	—	92,460
Offering costs for issuance of WNRL common units	—	—	(330)	—	(330)
Deferred financing costs	(11,408)	—	—	—	(11,408)
Distribution to affiliate	—	—	(46,896)	46,896	—
Purchases of common stock for treasury	(75,000)	—	—	—	(75,000)
Distribution to non-controlling interest holders	—	—	(45,742)	—	(45,742)
Dividends paid	(70,286)	—	—	—	(70,286)
Contributions from affiliates	545,708	—	—	(545,708)	—
Excess tax benefit from stock-based compensation	—	19	—	—	19
Net cash provided by (used in) financing activities	14,771	(448)	(118,726)	(498,812)	(603,215)
Net decrease in cash and cash equivalents	—	(500,902)	(73,316)	—	(574,218)
Cash and cash equivalents at beginning of year	21	656,966	115,515	—	772,502
Cash and cash equivalents at end of year	$21	$156,064	$42,199	$—	$198,284

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$31,620	$91,480	$246,086	$(77,142)	$292,044
Cash flows from investing activities:
Capital expenditures	—	(60,875)	(59,318)	648	(119,545)
Use of restricted cash	—	98,735	—	—	98,735
Return of capital from equity method investment	—	—	5,780	—	5,780
Contributions to affiliate	—	(82,371)	—	82,371	—
Proceeds from the sale of assets	—	1,118	427	(648)	897
Net cash provided by (used in) investing activities	—	(43,393)	(53,111)	82,371	(14,133)
Cash flows from financing activities:
Additions to long-term debt	—	—	300,000	—	300,000
Payments on long-term debt and capital lease obligations	(2,750)	(480)	(531)	—	(3,761)
Repayments on revolving credit facility	—	—	(269,000)	—	(269,000)
Distribution to affiliate	—	—	(77,142)	77,142	—
Deferred financing costs	—	—	(6,820)	—	(6,820)
Purchases of common stock for treasury	(25,000)	—	—	—	(25,000)
Distribution to non-controlling interest holders	—	—	(100,287)	—	(100,287)
Dividends paid	(61,114)	—	—	—	(61,114)
Contributions from affiliates	57,244	—	25,127	(82,371)	—
Excess tax benefit from stock-based compensation	—	848	—	—	848
Net cash provided by (used in) financing activities	(31,620)	368	(128,653)	(5,229)	(165,134)
Net increase in cash and cash equivalents	—	48,455	64,322	—	112,777
Cash and cash equivalents at beginning of year	21	288,986	142,152	—	431,159
Cash and cash equivalents at end of year	$21	$337,441	$206,474	$—	$543,936

21. Acquisitions
On December 21, 2015, Western entered into the Merger Agreement, by and among Western, MergerCo, NTI and Northern Tier Energy GP LLC, the general partner of NTI and a wholly-owned subsidiary of Western (“NTI GP”). On June 23, 2016, following the approval of the Merger by NTI common unitholders, all closing conditions to the Merger were satisfied, and the Merger was successfully completed. Upon the terms and subject to the conditions set forth in the Merger Agreement, MergerCo merged with and into NTI, the separate limited liability company existence of MergerCo ceased and NTI continued to exist, as a limited partnership under Delaware law and as an indirect wholly-owned subsidiary of Western, as the surviving entity in the Merger.
Prior to the Merger, NT InterHoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Western ("NT InterHoldCo"), owned 100% of the membership interests in NTI GP and 38.3% of NTI’s outstanding common units representing limited partner interests in NTI (“NTI Common Units”). NT InterHoldCo also owned 100% of the membership interests in Western Acquisition Holdings, LLC, a Delaware limited liability company and holder of 100% of the membership interests in MergerCo (“MergerCo HoldCo”). Following the Merger, NTI GP remained the sole general partner of NTI, the NTI Common Units held by Western and its subsidiaries were unchanged and remained issued and outstanding, and, by virtue of the Merger, all of the membership interests in MergerCo automatically converted into the number of NTI Common Units (excluding any NTI Common Units owned by Western and its subsidiaries) issued and outstanding immediately prior to the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

effective time of the Merger. Consequently, NT InterHoldCo and its wholly-owned subsidiary, MergerCo HoldCo, became the sole limited partners of NTI.
Pursuant to the Merger Agreement, we paid $859.9 million in cash and issued 17.1 million shares of Western common stock adjusted slightly for cash paid in lieu of fractional shares. We incurred transaction costs related to the Merger of $12.4 million.
The Merger involved a change in WNR’s ownership interest in its subsidiary, NTI, due to the purchase of the remaining ownership interests not already owned by WNR and was accounted for under Accounting Standards Codification 810-10-45-23, Consolidation, which indicates that increases in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as an equity transaction. Therefore, no gain or loss was realized as a result of the Merger. Any difference between the consideration paid and the amount by which the non-controlling interest is adjusted was recognized in Western shareholders' equity.
Based upon the consideration elections made by NTI common unitholders, this cash and Western common stock was allocated among NTI common unitholders as follows:

•
NTI common unitholders who made a valid “Mixed Election” (as defined in the Merger Agreement), or who made no election, received $15.00 in cash and 0.2986 of a share of Western common stock for each such NTI common unit held.

•
NTI common unitholders who made a valid “Cash Election” (as defined in the Merger Agreement) received $15.357 in cash and 0.28896 of a share of Western common stock as prorated in accordance with the Merger Agreement for each such NTI common unit held.

•	NTI common unitholders who made a valid “Stock Election” (as defined in the Merger Agreement) received 0.7036 of a share of Western common stock for each such NTI common unit held.
The consolidated statements of operations include the results of the Merger beginning on June 23, 2016. The following unaudited pro forma information assumes that (i) the Merger occurred on January 1, 2015; (ii) $500.0 million was borrowed to fund the Merger consideration on January 1, 2015, resulting in increased interest and debt expense of $8.2 million, $17.2 million, $9.0 million and $18.0 million for the three and six months ended June 30, 2016 and 2015, respectively; and (iii) income tax expense increased as a result of the increased net income attributable to Western Refining, Inc. offset by increased interest and debt expense of $8.7 million, $6.9 million, $25.0 million and $45.8 million, for the three and six months ended June 30, 2016 and 2015, respectively.

	Unaudited Pro Forma for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net sales	$2,107,308	$2,828,892	$3,562,812	$5,147,622
Operating income	163,472	315,393	242,099	571,386
Net income	85,991	179,865	118,368	324,970
Net income attributable to Western Refining, Inc.	79,521	174,475	107,195	314,397

Basic earnings per share	$0.73	$1.55	$0.98	$2.79
Diluted earnings per share	0.72	1.55	0.97	2.79
22. WNRL
WNRL is a publicly held master limited partnership that owns and operates logistic assets that consist of pipeline and gathering, terminalling, storage and transportation assets, providing related services to our refining segment in the Southwest, including 685 miles of pipelines and 8.4 million barrels of active storage capacity. The majority of WNRL's logistics assets are integral to the operations of the El Paso and Gallup refineries.
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
As of June 30, 2016, we owned a 60.8% interest in WNRL and a 100% general partner interest. As the general partner of WNRL, we have the sole ability to direct the activities that most significantly impact WNRL's financial performance, and therefore we consolidate WNRL.
We are WNRL’s primary logistics customer and a significant wholesale customer through our retail business. WNRL generates revenues by charging tariffs for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Additionally, WNRL sells various finished petroleum products to us and other third party customers. Under our long-term agreements with WNRL (discussed below), we accounted for 31.2%, 31.5%, 28.8% and 29.1% of WNRL’s total revenues for the three and six month periods ended June 30, 2016 and 2015, respectively. We do not provide financial or equity support through any liquidity arrangements and/or debt guarantees to WNRL.
WNRL has outstanding debt under a senior secured revolving credit facility and its senior notes. Excluding assets held by WNRL, WNRL’s creditors have no recourse to our assets. Any recourse to WNRL’s general partner would be limited to the extent of Western Refining Logistics GP LLC’s assets that other than its investment in WNRL, are not significant. Our creditors have no recourse to the assets of WNRL and its consolidated subsidiaries.
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
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K") and elsewhere in this report. You should read "Risk Factors" and "Forward-Looking Statements" in this report. In this Item 2, all references to "Western Refining," "the Company," "Western," "we," "us," and "our" refer to Western Refining, Inc. and its consolidated subsidiaries including Western Refining Logistics, LP ("WNRL"), unless the context otherwise requires or where otherwise indicated.
Company Overview
We are an independent crude oil refiner and marketer of refined products incorporated in September 2005 under Delaware law with principal offices located in El Paso, Texas. Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol “WNR.” We own certain operating assets directly; the controlling general partner interest and 100% limited partner interest in Northern Tier Energy ("NTI") and the controlling general partner interest, incentive distribution rights and a 60.8% limited partner interest in WNRL. WNRL common partnership units trade on the NYSE under the symbol "WNRL".
We produce refined products at our refineries in El Paso, Texas (131,000 barrels per day, or bpd), near Gallup, New Mexico (25,000 bpd) and St. Paul Park, Minnesota (98,000 bpd). We sell refined products primarily in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico through bulk distribution terminals and wholesale marketing networks. We also sell refined products through two retail networks with a total of 543 company-operated and franchised retail sites in the United States.
Our 100% ownership of the general partner gives us effective control of WNRL. WNRL provides logistical services to our refineries in the Southwest and operates several lubricant and bulk petroleum distribution plants and a fleet of crude oil and refined product delivery trucks. WNRL distributes wholesale petroleum products primarily in Arizona, California, Colorado, Nevada, New Mexico and Texas.
We entered into an Agreement and Plan of Merger dated as of December 21, 2015 (the “Merger Agreement”) with Western Acquisition Co, LLC, which is a wholly-owned subsidiary of Western, NTI and Northern Tier Energy GP LLC, to acquire all of NTI’s outstanding common units not already held by us (the “Merger”). On June 23, 2016, following the approval of the Merger Agreement by NTI common unitholders, all closing conditions to the Merger were satisfied, and the Merger was successfully completed. We incurred $500 million of additional secured indebtedness under our amended term loan credit agreement to partially fund the Merger consideration. See Note 21, Acquisitions and Note 9, Long-Term Debt, in the Notes to Condensed Consolidated Financial Statements for further discussion.
On May 16, 2016, WNRL entered into an underwriting agreement relating to the issuance and sale by WNRL of 3,750,000 common units representing limited partner interests in WNRL. The closing of the offering occurred on May 20, 2016. WNRL also granted the underwriter an option to purchase up to 562,500 additional WNRL common units on the same terms. The underwriter fully exercised the option on June 1, 2016.
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

•	NTI. The NTI segment operates refining and transportation assets and operates and supports retail convenience stores primarily in the Upper Great Plains region of the United States.

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

Major Influences on Results of Operations
Summary of Second Quarter 2016

•	We completed the Merger Agreement to acquire the remaining publicly held units of NTI for $859.9 million in cash and 17.1 million shares of Western common stock.

•	We incurred $500 million of additional secured indebtedness under the amended term loan credit agreement to partially fund the Merger consideration.

•	We averaged total throughput of 132,642 bpd at the El Paso refinery for the three months ended June 30, 2016, a 1.2% decrease from the three months ended June 30, 2015.

•	We averaged throughput of 27,136 bpd at the Gallup refinery for the three months ended June 30, 2016, a 2.0% decrease from the three months ended June 30, 2015.

•	We averaged throughput of 99,149 bpd at the St. Paul Park refinery for the three months ended June 30, 2016, a 0.2% increase from the three months ended June 30, 2015.

•	WNRL issued 4,312,500 common units to the public in exchange for proceeds of $92.5 million.

•	We borrowed and repaid $145.0 million and $160.0 million, respectively, under the NTI Revolving Credit Facility.

•	WNRL repaid $110.0 million of its outstanding direct borrowings under the WNRL Revolving Credit Facility.

•	Dividends and distributions declared and paid:

◦	$0.38 per Western common share;

◦	$0.18 per NTI common unit for the prorated period of April 1 to June 13, 2016; and

◦	$0.4025 per WNRL common unit.
2016 Year-to-Date Operating and Financial Highlights
Net income attributable to Western was $96.0 million, or $1.04 per diluted share for the six months ended June 30, 2016, compared to $239.9 million, or $2.51 per diluted share for the six months ended June 30, 2015.
Our operating income decreased $329.3 million from June 30, 2015, to June 30, 2016, as shown by segment in the following table:

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Refining	$151,133	$333,858	$(182,725)
NTI	72,958	233,122	(160,164)
WNRL	45,929	38,592	7,337
Retail	5,451	4,216	1,235
Other	(33,372)	(38,402)	5,030
Total operating income	$242,099	$571,386	$(329,287)
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

Overview of Segments
Petroleum based commodity values have significant influence, either directly or indirectly, on the gross margins, results of operations and cash flows for each of our operating segments. The following key factors affect petroleum based commodity values:

•	supply and demand for crude oil, gasoline and other refined products;

•	changes in domestic and foreign economies;

•	weather conditions;

•	domestic and foreign political affairs;

•	crude oil and refined petroleum product production levels;

•	logistics constraints;

•	availability of imports;

•	marketing of competitive fuels;

•	price differentials between heavy and sour crude oils and light sweet crude oils;

•	government regulation; and

•	availability and cost of Renewable Identification Numbers ("RINs") to meet our Renewable Fuel Standards ("RFS") obligations.
Refining and NTI segments. The following items have a significant impact on our overall refinery gross margin, results of operations and cash flows:

•	fluctuations in petroleum based commodity values such as refined product prices and the cost of crude oil and other feedstocks;

•	product yield volumes that are less than total refinery throughput volume, resulting in yield loss and lower refinery gross margin;

•	the impact of our economic hedging activity;

•	adjustments to reflect the lower of cost or market value of crude oil, finished product and retail LIFO inventory values;

•	availability and cost of RINs to meet our RFS obligations;

•	fluctuations in our direct operating expenses;

•	planned maintenance turnarounds, generally significant in both downtime and cost, are expensed as incurred;

•	seasonal fluctuations in demand for refined products; and

•	unplanned downtime of our refineries generally leads to increased maintenance costs and a temporary increase in working capital investment.
We engage in hedging activity primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product and blendstock inventories. We record the results of our hedging activity within cost of products sold which directly impacts our results of operations.
Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenues or cost of products sold. In addition to the crude oil that we purchase to process at our refineries, we also purchase crude oil quantities that are transported to different locations and sold to third parties. We record these sales on a gross basis with the sales price recorded as revenues and the related costs within cost of products sold. Consolidated cost of products sold for the six months ended June 30, 2016, includes $8.7 million of realized and unrealized net losses from our economic hedging activities, including refining segment losses of $5.8 million and NTI losses of $2.9 million. The non-cash unrealized net losses included in the consolidated total were $27.1 million, including unrealized losses of $37.0 million related to Western's refining segment and unrealized gains of $9.9 million related to NTI for the six months ended June 30, 2016.
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

Results of Operations
The following tables summarize our consolidated and operating segment financial data and key operating statistics for the three and six months ended June 30, 2016 and 2015. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.
Consolidated
Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$2,107,308	$2,828,892	$(721,584)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,602,628	2,177,887	(575,259)
Direct operating expenses (exclusive of depreciation and amortization) (1)	231,169	224,723	6,446
Selling, general and administrative expenses	56,052	59,540	(3,488)
Gain on disposal of assets, net	(772)	(387)	(385)
Maintenance turnaround expense	400	593	(193)
Depreciation and amortization	54,359	51,143	3,216
Total operating costs and expenses	1,943,836	2,513,499	(569,663)
Operating income	163,472	315,393	(151,921)
Other income (expense):
Interest income	131	201	(70)
Interest and debt expense	(26,928)	(27,316)	388
Other, net	4,341	4,024	317
Income before income taxes	141,016	292,302	(151,286)
Provision for income taxes	(38,152)	(78,435)	40,283
Net income	102,864	213,867	(111,003)
Less net income attributable to non-controlling interests (2)	37,449	79,948	(42,499)
Net income attributable to Western Refining, Inc.	$65,415	$133,919	$(68,504)

Basic earnings per share	$0.70	$1.40	$(0.70)
Diluted earnings per share	$0.70	$1.40	$(0.70)
Dividends declared per common share	$0.38	$0.34	$0.04
Weighted average basic shares outstanding	92,786	95,539	(2,753)
Weighted average dilutive shares outstanding	92,847	95,626	(2,779)

(1)
Excludes $777.3 million and $895.5 million of intercompany sales and $777.3 million and $895.5 million of intercompany cost of products sold for the three months ended June 30, 2016 and June 30, 2015, respectively.

(2)
Net income attributable to non-controlling interests for the three months ended June 30, 2016, consisted of income from NTI and WNRL in the amount of $31.0 million and $6.5 million, respectively. Net income attributable to non-controlling interests for the three months ended June 30, 2015, consisted of income from NTI and WNRL in the amount of $74.6 million and $5.4 million, respectively.

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Economic Hedging Activities Recognized within Cost of Products Sold
Realized hedging gain, net	$550	$7,823	$(7,273)
Unrealized hedging loss, net	(14,598)	(22,287)	7,689
Total hedging loss, net	$(14,048)	$(14,464)	$416

Cash Flow Data
Net cash provided by (used in):
Operating activities	$115,754	$187,066	$(71,312)
Investing activities	(41,374)	(4,962)	(36,412)
Financing activities	(469,197)	(101,242)	(367,955)
Capital expenditures	$77,731	$66,350	$11,381
Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as net sales less cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net sales	$2,107,308	$2,828,892	$(721,584)
Cost of products sold (exclusive of depreciation and amortization)	1,602,628	2,177,887	(575,259)
Gross margin	$504,680	$651,005	$(146,325)
Compared to the three months ended June 30, 2015, our current quarter consolidated gross margin decreased by 22.5%. This decrease was primarily due to lower refining margins and economic hedging losses. We discuss refining margins and economic hedging activities under our refining and NTI segments.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to increases of $3.6 million, $2.7 million and $0.6 million in our NTI, refining and retail segments, respectively, partially offset by a decrease of $0.5 million in our WNRL segment.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses resulted from decreases of $2.4 million, $0.8 million, $0.5 million and $0.1 million in our corporate overhead, NTI, WNRL and retail segments, respectively, partially offset by an increase of $0.3 million in our refining segment. The decrease in corporate overhead was primarily due to lower professional and legal expenses and incentive compensation in the current period.
Depreciation and Amortization. The increase between periods was primarily due to additional depreciation associated with logistics assets capitalized through the ongoing expansion of our Delaware Basin logistics system.

Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$3,562,812	$5,147,622	$(1,584,810)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	2,649,989	3,919,197	(1,269,208)
Direct operating expenses (exclusive of depreciation and amortization)	454,754	440,034	14,720
Selling, general and administrative expenses	109,337	115,343	(6,006)
Gain on disposal of assets, net	(902)	(105)	(797)
Maintenance turnaround expense	525	698	(173)
Depreciation and amortization	107,010	101,069	5,941
Total operating costs and expenses	3,320,713	4,576,236	(1,255,523)
Operating income	242,099	571,386	(329,287)
Other income (expense):
Interest income	295	364	(69)
Interest and debt expense	(53,609)	(52,273)	(1,336)
Other, net	10,445	7,230	3,215
Income before income taxes	199,230	526,707	(327,477)
Provision for income taxes	(56,781)	(137,872)	81,091
Net income	142,449	388,835	(246,386)
Less net income attributable to non-controlling interests (2)	46,496	148,927	(102,431)
Net income attributable to Western Refining, Inc.	$95,953	$239,908	$(143,955)

Basic earnings per share	$1.04	$2.51	$(1.47)
Diluted earnings per share	$1.04	$2.51	$(1.47)
Dividends declared per common share	$0.76	$0.64	$0.12
Weighted average basic shares outstanding	92,432	95,553	(3,121)
Weighted average dilutive shares outstanding	92,495	95,654	(3,159)

(1)
Excludes $1,404.8 million and $1,632.0 million of intercompany sales and $1,404.8 million and $1,632.0 million of intercompany cost of products sold for the six months ended June 30, 2016 and June 30, 2015, respectively.

(2)
Net income attributable to non-controlling interests for the six months ended June 30, 2016, consisted of income from NTI and WNRL in the amount of $35.3 million and $11.2 million, respectively. Net income attributable to non-controlling interests for the six months ended June 30, 2015, consisted of income from NTI and WNRL in the amount of $138.4 million and $10.6 million, respectively.

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Economic Hedging Activities Recognized within Cost of Products Sold
Realized hedging gain, net	$18,353	$25,376	$(7,023)
Unrealized hedging loss, net	(27,082)	(42,344)	15,262
Total hedging loss, net	$(8,729)	$(16,968)	$8,239

Cash Flow Data
Net cash provided by (used in):
Operating activities	$116,858	$292,044	$(175,186)
Investing activities	(87,861)	(14,133)	(73,728)
Financing activities	(603,215)	(165,134)	(438,081)
Capital expenditures	$156,760	$119,545	$37,215
Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as net sales less cost of products sold (exclusive of depreciation and amortization):

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net sales	$3,562,812	$5,147,622	$(1,584,810)
Cost of products sold (exclusive of depreciation and amortization)	2,649,989	3,919,197	(1,269,208)
Gross margin	$912,823	$1,228,425	$(315,602)
Compared to the six months ended June 30, 2015, our consolidated gross margin decreased by 25.7% for the current period. This decrease was primarily due to lower refining margins and net economic hedging losses. We discuss refining margins and economic hedging activities under our refining and NTI segments.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to increases of $12.1 million, $2.0 million and $1.3 million in our NTI, WNRL and retail segments, respectively, partially offset by a decrease of $0.6 million in our refining segment.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses resulted from decreases of $4.5 million, $2.0 million, $1.4 million and $0.5 million in corporate overhead, refining, WNRL and retail segments, respectively, partially offset by an increase of $2.4 million in our NTI segment. The decrease in corporate overhead was due to lower employee expenses based primarily on lower incentive compensation expenses in the current period.
Depreciation and Amortization. The increase between periods was primarily due to additional depreciation associated with our logistics assets related to the TexNew Mex Pipeline System and the ongoing expansion of our Delaware Basin logistics system.
Interest and Debt Expense. The increase in interest expense from prior periods was attributable to the full six month period of interest incurred in 2016 on the $300.0 million WNRL 2023 Senior Notes that WNRL issued during the first quarter of 2015 and borrowings under the WNRL Revolving Credit Facility that were outstanding for the six months ended June 30, 2016 without a corresponding balance in the prior year period.

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

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Gross Margin by Segment
Refining	$198,538	$289,677	$(91,139)
NTI	187,617	244,021	(56,404)
WNRL	74,346	71,878	2,468
Retail	44,179	45,429	(1,250)
Consolidated gross margin	$504,680	$651,005	$(146,325)
Direct Operating Expenses by Segment
Refining	$79,338	$76,676	$2,662
NTI	79,995	76,348	3,647
WNRL	37,574	38,058	(484)
Retail	34,262	33,641	621
Consolidated direct operating expenses	$231,169	$224,723	$6,446
Depreciation and Amortization by Segment
Refining	$22,386	$19,951	$2,435
NTI	20,238	19,515	723
WNRL	7,325	6,670	655
Retail	3,882	4,031	(149)
Other	528	976	(448)
Consolidated depreciation and amortization	$54,359	$51,143	$3,216
See additional analysis under discussions of our refining, NTI, WNRL and retail segments.

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Gross Margin by Segment
Refining	$362,844	$545,662	$(182,818)
NTI	317,319	461,334	(144,015)
WNRL	146,795	137,573	9,222
Retail	85,865	83,856	2,009
Consolidated gross margin	$912,823	$1,228,425	$(315,602)
Direct Operating Expenses by Segment
Refining	$152,826	$153,474	$(648)
NTI	158,139	146,053	12,086
WNRL	76,475	74,429	2,046
Retail	67,314	65,995	1,319
Other	—	83	(83)
Consolidated direct operating expenses	$454,754	$440,034	$14,720
Depreciation and Amortization by Segment
Refining	$43,671	$40,435	$3,236
NTI	40,207	38,880	1,327
WNRL	14,469	12,562	1,907
Retail	7,212	7,317	(105)
Other	1,451	1,875	(424)
Consolidated depreciation and amortization	$107,010	$101,069	$5,941
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
Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$65,415	$133,919	$(68,504)
Net income attributable to non-controlling interests	37,449	79,948	(42,499)
Interest and debt expense	26,928	27,316	(388)
Provision for income taxes	38,152	78,435	(40,283)
Gain on disposal of assets, net	(772)	(387)	(385)
Depreciation and amortization	54,359	51,143	3,216
Maintenance turnaround expense	400	593	(193)
Net change in lower of cost or market inventory reserve	(35,619)	(38,204)	2,585
Unrealized loss on commodity hedging transactions	14,598	22,287	(7,689)
Adjusted EBITDA	$200,910	$355,050	$(154,140)

Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$95,953	$239,908	$(143,955)
Net income attributable to non-controlling interests	46,496	148,927	(102,431)
Interest and debt expense	53,609	52,273	1,336
Provision for income taxes	56,781	137,872	(81,091)
Gain on disposal of assets, net	(902)	(105)	(797)
Depreciation and amortization	107,010	101,069	5,941
Maintenance turnaround expense	525	698	(173)
Net change in lower of cost or market inventory reserve	(87,353)	(53,926)	(33,427)
Unrealized loss on commodity hedging transactions	27,082	42,344	(15,262)
Adjusted EBITDA	$299,201	$669,060	$(369,859)

Refining Segment
Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except bpd and per barrel data)
Statement of Operations Data:
Net sales (including intersegment sales) (1)	$1,315,609	$1,817,629	$(502,020)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	1,117,071	1,527,952	(410,881)
Direct operating expenses (exclusive of depreciation and amortization)	79,338	76,676	2,662
Selling, general and administrative expenses	7,384	7,133	251
Loss on disposal of assets, net	35	78	(43)
Maintenance turnaround expense	400	593	(193)
Depreciation and amortization	22,386	19,951	2,435
Total operating costs and expenses	1,226,614	1,632,383	(405,769)
Operating income	$88,995	$185,246	$(96,251)
Key Operating Statistics
Total sales volume (bpd) (1) (3)	218,791	233,653	(14,862)
Total refinery production (bpd)	157,981	160,266	(2,285)
Total refinery throughput (bpd) (4)	159,778	162,001	(2,223)
Per barrel of throughput:
Refinery gross margin (2) (5) (6)	$13.55	$19.62	$(6.07)
Direct operating expenses (7)	5.46	5.20	0.26
Mid-Atlantic sales volume (bbls)	1,971	2,513	(542)
Mid-Atlantic margin per barrel	$0.76	$0.32	$0.44
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
El Paso and Gallup Refineries

	Three Months Ended
	June 30,
	2016	2015	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	88,058	86,034	2,024
Diesel and jet fuel	60,687	63,188	(2,501)
Residuum	2,479	5,140	(2,661)
Other	6,757	5,904	853
Total refinery production (bpd)	157,981	160,266	(2,285)
Refinery throughput (bpd):
Sweet crude oil	128,024	132,230	(4,206)
Sour crude oil	22,703	22,068	635
Other feedstocks and blendstocks	9,051	7,703	1,348
Total refinery throughput (bpd) (4)	159,778	162,001	(2,223)

El Paso Refinery

	Three Months Ended
	June 30,
	2016	2015	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	70,740	68,289	2,451
Diesel and jet fuel	52,746	55,032	(2,286)
Residuum	2,479	5,140	(2,661)
Other	5,261	4,504	757
Total production (bpd)	131,226	132,965	(1,739)
Throughput (bpd):
Sweet crude oil	102,647	106,601	(3,954)
Sour crude oil	22,703	22,068	635
Other feedstocks and blendstocks	7,292	5,646	1,646
Total throughput (bpd) (4)	132,642	134,315	(1,673)
Total sales volume (bpd) (3)	149,784	149,561	223
Per barrel of throughput:
Refinery gross margin (2) (5) (6)	$14.14	$20.01	$(5.87)
Direct operating expenses (7)	4.26	4.17	0.09

Gallup Refinery

	Three Months Ended
	June 30,
	2016	2015	Change
Key Operating Statistics
Product yields (bpd):
Gasoline	17,318	17,745	(427)
Diesel and jet fuel	7,941	8,156	(215)
Other	1,496	1,400	96
Total production (bpd)	26,755	27,301	(546)
Throughput (bpd):
Sweet crude oil	25,377	25,629	(252)
Other feedstocks and blendstocks	1,759	2,057	(298)
Total throughput (bpd) (4)	27,136	27,686	(550)
Total sales volume (bpd) (3)	37,443	33,637	3,806
Per barrel of throughput:
Refinery gross margin (2) (5) (6)	$13.50	$22.64	$(9.14)
Direct operating expenses (7)	8.28	7.81	0.47

(1)
Refining net sales for the three months ended June 30, 2016 and 2015, includes $130.1 million and $259.0 million, respectively, representing a period average of 31,564 bpd and 50,455 bpd, respectively, in crude oil sales to third parties.

(2)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for our individual refineries.

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Realized hedging gain, net	$8,873	$10,686	$(1,813)
Unrealized hedging loss, net	(20,688)	(22,795)	2,107
Total hedging loss, net	$(11,815)	$(12,109)	$294

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 8.4% and 10.7% of our total consolidated sales volumes for the three months ended June 30, 2016 and 2015, respectively. The majority of the purchased refined products are distributed through our refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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

Our calculation of refinery gross margin excludes the sales and costs related to our Mid-Atlantic business that we report within the refining segment. The following table reconciles the sales and cost of sales used to calculate refinery gross margin with the total sales and cost of sales reported in the refining statement of operations data above:

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Refinery net sales (including intersegment sales)	$1,190,042	$1,611,573	$(421,531)
Mid-Atlantic sales	125,567	206,056	(80,489)
Net sales (including intersegment sales)	$1,315,609	$1,817,629	$(502,020)

Refinery cost of products sold (exclusive of depreciation and amortization)	$992,994	$1,322,364	$(329,370)
Mid-Atlantic cost of products sold	124,077	205,588	(81,511)
Cost of products sold (exclusive of depreciation and amortization)	$1,117,071	$1,527,952	$(410,881)

The following table reconciles combined gross profit for our refineries to combined gross margin for our refineries for the periods presented:

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per barrel data)
Refinery net sales (including intersegment sales)	$1,190,042	$1,611,573	$(421,531)
Refinery cost of products sold (exclusive of depreciation and amortization)	992,994	1,322,364	(329,370)
Depreciation and amortization	22,386	19,951	2,435
Gross profit	174,662	269,258	(94,596)
Plus depreciation and amortization	22,386	19,951	2,435
Refinery gross margin	$197,048	$289,209	$(92,161)
Refinery gross margin per throughput barrel	$13.55	$19.62	$(6.07)
Gross profit per throughput barrel	$12.01	$18.26	$(6.25)

(6)
Cost of products sold for the combined refining segment includes changes in the lower of cost or market inventory reserve shown in the table below. The changes in this reserve are included in the combined refinery gross margin but are not included in those measures for the individual refineries. The following table calculates the combined refinery gross margin per throughput barrel excluding changes in the lower of cost or market inventory reserve that we believe is useful in evaluating our refinery performance exclusive of the impact of fluctuations in inventory values:

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per barrel data)
Refinery gross margin	$197,048	$289,209	$(92,161)
Net change in lower of cost or market inventory reserve	—	—	—
Refinery gross margin, excluding LCM adjustment	$197,048	$289,209	$(92,161)
Refinery gross margin, excluding LCM adjustment, per refinery throughput barrel	$13.55	$19.62	$(6.07)

(7)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Gross Margin. Refinery gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net sales	$1,315,609	$1,817,629	$(502,020)
Cost of products sold (exclusive of depreciation and amortization)	1,117,071	1,527,952	(410,881)
Gross margin	$198,538	$289,677	$(91,139)
Refining gross margins depend on both the price of crude oil or other feedstock and the price of refined products. Factors affecting the prices of petroleum based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation.
Excluding the impact of hedging activities, refinery gross margin per throughput barrel decreased in a manner generally consistent with the decrease in industry benchmarks. The Gulf Coast benchmark 3:2:1 crack spread (the "GC 3:2:1") declined to $13.15 in the second quarter of 2016 from $22.76 in the second quarter of 2015. Our crude oil purchases are based on pricing tied to WTI that, in recent quarters, has experienced price volatility relative to Brent crude oil reflective of the decline in global and domestic crude oil prices. During the second quarter of 2016, this differential decreased to an average of $0.06 per barrel from an average of $4.00 per barrel for the second quarter of 2015. Our El Paso refinery margins have historically benefited from the WTI Midland/Cushing crude oil differential. However, this differential has been volatile, has narrowed over the past year, and at times has shifted to a premium rather than a discount. The differential averaged a WTI Midland discount of $0.17 per barrel during the second quarter of 2016 compared to $0.60 per barrel during the second quarter 2015.
Refinery gross margin was also affected by second quarter 2016 net realized and unrealized economic hedging losses of $11.8 million compared to losses of $12.1 million during the second quarter of 2015. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on a portion of our future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin.
Other impacts to margin include the net cost of RINs, which was $12.1 million for the three months ended June 30, 2016, compared to $6.5 million for the three months ended June 30, 2015. The increase in the net cost was primarily the result of an industry increase in the unit cost of RINs. Total refinery throughput decreased by 0.2 million barrels quarter over quarter. Our refined product sales volume decreased to 19.9 million barrels during the second quarter of 2016 from 21.3 million barrels during the second quarter of 2015.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased quarter over quarter primarily due to an increase in employee expenses, new short-term railcar leases and maintenance expenses of $2.3 million, $1.3 million and $1.2 million, respectively. Partially offsetting the total increase was a decrease in chemical and energy expenses of $1.9 million resulting from lower commodity prices and a decrease in professional and legal expenses of $0.4 million.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily due to an increase in employee expenses of $0.5 million, partially offset by a decrease in professional and legal expenses $0.1 million and information technology costs of $0.1 million.
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation associated with recently capitalized assets.

Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except bpd and per barrel data)
Statement of Operations Data:
Net sales (including intersegment sales) (1)	$2,201,929	$3,309,070	$(1,107,141)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	1,839,085	2,763,408	(924,323)
Direct operating expenses (exclusive of depreciation and amortization)	152,826	153,474	(648)
Selling, general and administrative expenses	14,654	16,702	(2,048)
Loss on disposal of assets, net	35	495	(460)
Maintenance turnaround expense	525	698	(173)
Depreciation and amortization	43,671	40,435	3,236
Total operating costs and expenses	2,050,796	2,975,212	(924,416)
Operating income	$151,133	$333,858	$(182,725)
Key Operating Statistics
Total sales volume (bpd) (1) (3)	204,866	233,564	(28,698)
Total refinery production (bpd)	160,574	162,539	(1,965)
Total refinery throughput (bpd) (4)	162,573	164,635	(2,062)
Per barrel of refinery throughput:
Refinery gross margin (2) (5) (6)	$12.15	$18.21	$(6.06)
Direct operating expenses (7)	5.17	5.15	0.02
Mid-Atlantic sales volume (bbls)	3,702	4,453	(751)
Mid-Atlantic margin per barrel	$0.94	$0.75	$0.19
The following tables set forth our summary refining throughput and production data for the periods and refineries presented:
El Paso and Gallup Refineries

	Six Months Ended
	June 30,
	2016	2015	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	89,035	87,607	1,428
Diesel and jet fuel	62,414	64,143	(1,729)
Residuum	2,849	5,039	(2,190)
Other	6,276	5,750	526
Total refinery production (bpd)	160,574	162,539	(1,965)
Refinery throughput (bpd):
Sweet crude oil	125,988	131,709	(5,721)
Sour crude oil	25,601	22,649	2,952
Other feedstocks and blendstocks	10,984	10,277	707
Total refinery throughput (bpd) (4)	162,573	164,635	(2,062)

El Paso Refinery

	Six Months Ended
	June 30,
	2016	2015	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	72,990	69,981	3,009
Diesel and jet fuel	55,515	55,874	(359)
Residuum	2,849	5,039	(2,190)
Other	4,939	4,244	695
Total refinery production (bpd)	136,293	135,138	1,155
Refinery throughput (bpd):
Sweet crude oil	103,767	106,481	(2,714)
Sour crude oil	25,601	22,649	2,952
Other feedstocks and blendstocks	8,481	7,665	816
Total refinery throughput (bpd) (4)	137,849	136,795	1,054
Total sales volume (bpd) (3)	145,773	150,680	(4,907)
Per barrel of refinery throughput:
Refinery gross margin (2) (5) (6)	$10.65	$18.72	$(8.07)
Direct operating expenses (7)	3.86	4.13	(0.27)

Gallup Refinery

	Six Months Ended
	June 30,
	2016	2015	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	16,045	17,626	(1,581)
Diesel and jet fuel	6,899	8,269	(1,370)
Other	1,337	1,506	(169)
Total refinery production (bpd)	24,281	27,401	(3,120)
Refinery throughput (bpd):
Sweet crude oil	22,221	25,228	(3,007)
Other feedstocks and blendstocks	2,503	2,612	(109)
Total refinery throughput (bpd) (4)	24,724	27,840	(3,116)
Total sales volume (bpd) (3)	34,028	33,263	765
Per barrel of refinery throughput:
Refinery gross margin (2) (5) (6)	$11.61	$18.34	$(6.73)
Direct operating expenses (7)	9.08	7.93	1.15

(1)
Refining net sales for the six months ended June 30, 2016 and 2015, includes $186.3 million and $474.5 million, respectively, representing a period average of 25,065 bpd and 49,621 bpd, respectively, in crude oil sales to third parties.

(2)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for our individual refineries.

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Realized hedging gain, net	$31,142	$28,141	$3,001
Unrealized hedging loss, net	(36,959)	(43,977)	7,018
Total hedging loss, net	$(5,817)	$(15,836)	$10,019

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 8.4% and 10.0% of our total consolidated sales volumes for the six months ended June 30, 2016 and 2015, respectively. The majority of the purchased refined products are distributed through our refined product sales activities in the Mid-Atlantic region where we satisfy our refined product customer sales requirements through a third-party supply agreement.

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

Our calculation of refinery gross margin excludes the sales and costs related to our Mid-Atlantic business that we report within the refining segment. The following table reconciles the sales and cost of sales used to calculate refinery gross margin with the total sales and cost of sales reported in the refining statement of operations data above:

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Refinery net sales (including intersegment sales)	$1,990,960	$2,967,092	$(976,132)
Mid-Atlantic sales	210,969	341,978	(131,009)
Net sales (including intersegment sales)	$2,201,929	$3,309,070	$(1,107,141)

Refinery cost of products sold (exclusive of depreciation and amortization)	$1,631,582	$2,424,458	$(792,876)
Mid-Atlantic cost of products sold	207,503	338,950	(131,447)
Cost of products sold (exclusive of depreciation and amortization)	$1,839,085	$2,763,408	$(924,323)

The following table reconciles combined gross profit for our refineries to combined gross margin for our refineries for the periods presented:

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,990,960	$2,967,092	$(976,132)
Cost of products sold (exclusive of depreciation and amortization)	1,631,582	2,424,458	(792,876)
Depreciation and amortization	43,671	40,435	3,236
Gross profit	315,707	502,199	(186,492)
Plus depreciation and amortization	43,671	40,435	3,236
Refinery gross margin	$359,378	$542,634	$(183,256)
Refinery gross margin per throughput barrel	$12.15	$18.21	$(6.06)
Gross profit per throughput barrel	$10.67	$16.85	$(6.18)

(6)
Cost of products sold for the combined refining segment includes changes in the lower of cost or market inventory reserve shown in the table below. The changes in this reserve are included in the combined refinery gross margin but are not included in those measures for the individual refineries. The following table calculates the combined refinery gross margin per throughput barrel excluding changes in the lower of cost or market inventory reserve that we believe is useful in evaluating our refinery performance exclusive of the impact of fluctuations in inventory values:

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per barrel data)
Refinery gross margin	$359,378	$542,634	$(183,256)
Net change in lower of cost or market inventory reserve	(40,689)	(4,883)	(35,806)
Refinery gross margin, excluding LCM adjustment	$318,689	$537,751	$(219,062)
Refinery gross margin, excluding LCM adjustment, per refinery throughput barrel	$10.77	$18.05	$(7.28)

(7)
Refinery direct operating expenses per throughput barrel is calculated by dividing direct operating expenses by total throughput volumes for the respective periods presented. Direct operating expenses do not include any depreciation or amortization.

Gross Margin. Refinery gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization):

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net sales	$2,201,929	$3,309,070	$(1,107,141)
Cost of products sold (exclusive of depreciation and amortization)	1,839,085	2,763,408	(924,323)
Gross margin	$362,844	$545,662	$(182,818)
Refining gross margins depend on both the price of crude oil or other feedstock and the price of refined products. Factors affecting the prices of petroleum based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation.
Excluding the impact of hedging activities, refinery gross margin per throughput barrel decreased in a manner generally consistent with the decrease in industry benchmarks. The GC 3:2:1 declined to $12.02 in the first six months of 2016 from $20.40 in the first six months of 2015. Our crude oil purchases are based on pricing tied to WTI that, in recent quarters, has experienced price volatility relative to Brent crude oil reflective of the decline in global and domestic crude oil prices. During the first six months of 2016, this differential decreased to an average of $0.18 per barrel from an average of $4.60 per barrel for the first six months of 2015. Our El Paso refinery margins have historically benefited from the WTI Midland/Cushing crude oil differential. However, this differential has been volatile, has narrowed over the past year, and at times has shifted to a premium rather than a discount. For the six months ended June 30, 2016, the WTI Midland/Cushing differential averaged a discount of $0.02 per barrel, compared to an average discount of $1.25 for the first six months of 2015. This differential continues to be volatile and fluctuates based on local crude oil production, crude oil outflows at Midland and Cushing and regional refining throughput volumes.
Refinery gross margin was also affected by net realized and unrealized economic hedging losses of $5.8 million for the first six months of 2016, compared to net realized and unrealized economic hedging losses of $15.8 million for the first six months of 2015. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on a portion of our future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin.
Other impacts to margin include the net cost of RINs, which was $25.7 million for the first six months of 2016, compared to $12.7 million for the first six months of 2015. This $13.0 million increase in RINs cost primarily results from an industry increase in the unit cost of RINs. Our refined product sales volume decreased to 37.3 million barrels during the first six months of 2016 from 42.3 million barrels during the first six months of 2015. Offsetting these negative impacts on our overall refining margin was the impact to cost of products sold of non-cash lower of cost or market ("LCM") inventory recoveries of $40.7 million for the six months ended June 30, 2016 compared to a recovery of $4.9 million for the same period in 2015.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased primarily as a result of a decrease in energy, chemical and catalyst expense of $6.2 million due to lower natural gas prices. Substantially offsetting this decrease were increases in railcar lease expense of $2.1 million due to new short-term leases in 2016, increased maintenance expense of $1.8 million due to maintenance projects at the Gallup refinery and an increase in property tax expense of $1.7 million.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses was primarily due to expenses related to a 2015 supply agreement termination and a 2015 blender tax credit received of $1.1 million, decreases in information technology expenses of $0.7 million and outside support services expenses of $0.3 million.
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation associated with recently capitalized logistics assets.

NTI
NTI's operating results for the three and six months ended June 30, 2016 and 2015 set forth in the tables and analysis presented below contain adjustments and reclassifications from NTI's financial statement presentation in NTI's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 presented within this Quarterly Report on Form 10-Q. We have excluded $111.9 million, $218.9 million, $107.0 million and $203.0 million of NTI excise taxes from NTI's reported sales and cost of products sold for the three and six months ended June 30, 2016 and 2015, respectively. We have included depreciation expense of $8.6 million, $17.3 million, $8.7 million, and $17.3 million, respectively, for the three and six months ended June 30, 2016 and 2015, based on our adjustments to NTI's property, plant and equipment related to our application of purchase accounting. The remaining operating line items contain various reclassifications and conforming adjustments between NTI’s financial statements and Western’s NTI segment presentation. The net impact to operating income of these remaining adjustments is less than $1.5 million in any individual period presented.
Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except bpd and per barrel data)
Statement of Operations Data:
Net sales	$700,351	$852,820	$(152,469)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	512,734	608,799	(96,065)
Direct operating expenses (exclusive of depreciation and amortization)	79,995	76,348	3,647
Selling, general and administrative expenses	22,546	23,319	(773)
Gain on disposal of assets, net	(5)	(296)	291
Depreciation and amortization	20,238	19,515	723
Total operating costs and expenses	635,508	727,685	(92,177)
Operating income	$64,843	$125,135	$(60,292)
Key Operating Statistics
Total sales volume (bpd)	113,304	103,778	9,526
Total refinery production (bpd)	99,243	98,722	521
Total refinery throughput (bpd) (2)	99,149	98,954	195
Per barrel of throughput:
Refinery gross margin (1) (3)	$11.67	$18.00	$(6.33)
Direct operating expenses (4)	4.64	4.68	(0.04)

Refinery product yields (bpd):
Gasoline	48,573	46,605	1,968
Distillate	32,341	34,744	(2,403)
Residuum	12,254	12,040	214
Other	6,075	5,333	742
Total refinery production (bpd)	99,243	98,722	521
Refinery throughput (bpd):
Light crude oil	58,946	60,171	(1,225)
Synthetic crude oil	11,001	9,964	1,037
Heavy crude oil	27,377	26,892	485
Other feedstocks	1,825	1,927	(102)
Total refinery throughput (bpd) (2)	99,149	98,954	195

Retail fuel gallons sold (in thousands)	78,458	77,398	1,060
Retail fuel margin per gallon (5)	$0.23	$0.22	$0.01
Merchandise sales	96,235	95,799	436
Merchandise margin (6)	26.1%	25.9%	0.2%

(1)
Cost of products sold for NTI includes the net realized and net non-cash unrealized hedging activity shown in the table below, along with the effect of non-cash recoveries of $35.6 million and $38.2 million, respectively, for the second quarter of 2016 and 2015 in order to state segment inventory values at market prices. Hedging gains and losses and inventory market price adjustments are not included in our calculations of refinery gross profit and refinery gross margin.

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Realized hedging loss, net	$(8,323)	$(2,863)	$(5,460)
Unrealized hedging gain, net	6,090	508	5,582
Total hedging loss, net	$(2,233)	$(2,355)	$122

(2)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by the refinery's total throughput volumes for the respective periods presented. Refinery net sales include $3.2 million and $37.2 million related to crude oil sales during the second quarter of 2016 and 2015, respectively. Refinery gross margin is a non-GAAP performance measure that we believe is useful in evaluating refinery performance as a general indication of the excess of the refined product sales amount over the related cost of products sold. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled to corresponding amounts included in the statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. NTI's refinery cost of products sold for the second quarter of 2016 and 2015 excludes non-cash lower of cost or market adjustments to state refining inventory values at the lower of cost or market prices.

The following table reconciles gross profit to gross margin for the St. Paul Park refinery for the periods presented:

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per barrel data)
Net refinery sales (including intersegment sales)	$693,589	$839,876	$(146,287)
Refinery cost of products sold (exclusive of depreciation and amortization)	588,280	677,819	(89,539)
Refinery depreciation and amortization	17,674	17,255	419
Gross profit	87,635	144,802	(57,167)
Plus depreciation and amortization	17,674	17,255	419
Refinery gross margin	$105,309	$162,057	$(56,748)
Refinery gross margin per refinery throughput barrel	$11.67	$18.00	$(6.33)
Gross profit per refinery throughput barrel	$9.71	$16.08	$(6.37)

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

Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net sales	$700,351	$852,820	$(152,469)
Cost of products sold (exclusive of depreciation and amortization)	512,734	608,799	(96,065)
Gross margin	$187,617	$244,021	$(56,404)
Refining gross margins depend on both the price of crude oil or other feedstock and the price of refined products. Factors affecting the prices of petroleum based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation.
NTI gross margin decreased primarily due to lower crack spreads on barrels sold during the three months ended June 30, 2016 and a volume decrease in barrels sold due to lower throughput in the three months ended June 30, 2016. Gross margin for the three months ended June 30, 2016 and 2015, includes a non-cash recovery of NTI's LCM reserve values to state inventories at the lower of cost or market prices, increasing gross margin by $35.6 million and $38.2 million, respectively. Other impacts to margin include the net cost of RINs, which was $4.8 million for the three months ended June 30, 2016, compared to $1.0 million for the three months ended June 30, 2015. The increase in the net cost was primarily the result of an industry increase in the unit cost of RINs. Partially offsetting the decrease in overall gross margin was an increase in NTI's retail gross margins of $2.4 million period over period.
Direct operating expenses. Direct operating expenses increased due primarily to higher refining personnel costs as a result of higher staffing levels, partially offset by a $3.5 million favorable settlement related to the remediation of NTI's wastewater lagoon and lower natural gas costs during the three months ended June 30, 2016.
Selling, general and administrative expenses. The decrease in selling, general and administrative expenses relates primarily to lower legal expense and lower insurance costs. This overall decrease was partially offset by higher equity-based compensation expense and higher costs resulting from shared services provided by Western Refining.
Depreciation and amortization. Depreciation and amortization increased primarily due to increased refining assets placed in service since June 30, 2015.

Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except bpd, per gallon and outlet data)
Statement of Operations Data:
Net sales	$1,197,824	$1,550,596	$(352,772)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	880,505	1,089,262	(208,757)
Direct operating expenses (exclusive of depreciation and amortization)	158,139	146,053	12,086
Selling, general and administrative expenses	46,025	43,590	2,435
Gain on disposal of assets, net	(10)	(311)	301
Depreciation and amortization	40,207	38,880	1,327
Total operating costs and expenses	1,124,866	1,317,474	(192,608)
Operating income	$72,958	$233,122	$(160,164)
Key Operating Statistics
Total sales volume (bpd)	106,199	101,144	5,055
Total refinery production (bpd)	100,018	96,529	3,489
Total refinery throughput (bpd) (2)	99,878	96,544	3,334
Per barrel of throughput:
Refinery gross margin (1) (3)	$9.87	$18.66	$(8.79)
Direct operating expenses (4)	4.71	4.64	0.07

Refinery product yields (bpd):
Gasoline	49,312	45,786	3,526
Distillate	32,818	34,005	(1,187)
Residuum	11,958	11,072	886
Other	5,930	5,666	264
Total refinery production (bpd)	100,018	96,529	3,489
Refinery throughput (bpd):
Light crude oil	58,647	57,851	796
Synthetic crude oil	11,364	11,067	297
Heavy crude oil	26,825	25,381	1,444
Other feedstocks	3,042	2,245	797
Total refinery throughput (bpd) (2)	99,878	96,544	3,334

Retail fuel gallons sold (in thousands)	151,548	149,259	2,289
Retail fuel margin per gallon (5)	$0.23	$0.21	$0.02
Merchandise sales	180,428	178,413	2,015
Merchandise margin (6)	26.1%	25.9%	0.2%
Company-operated retail outlets at period end	170	165	5
Franchised retail outlets at period end	114	99	15

(1)
Cost of products sold for NTI includes the net realized and net non-cash unrealized hedging activity shown in the table below, along with the effect of non-cash recoveries of $46.7 million and $49.0 million, respectively, for the six months ended June 30, 2016 and 2015, in order to state segment inventory values at market prices. Hedging gains and losses and inventory market price adjustments are not included in our calculations of refinery gross profit and refinery gross margin.

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Realized hedging loss, net	$(12,789)	$(2,765)	$(10,024)
Unrealized hedging gain, net	9,877	1,633	8,244
Total hedging loss, net	$(2,912)	$(1,132)	$(1,780)

(2)	Total refinery throughput includes crude oil, other feedstocks and blendstocks.

(3)
Refinery gross margin is a per barrel measurement calculated by dividing the difference between net sales and cost of products sold by the refinery's total throughput volumes for the respective periods presented. Refinery net sales include $6.7 million and $59.0 million related to crude oil sales during the first six months of June 30, 2016 and 2015, respectively. Refinery gross margin is a non-GAAP performance measure that we believe is useful in evaluating refinery performance as a general indication of the excess of the refined product sales amount over the related cost of products sold. Each of the components used in this calculation (net sales and cost of products sold) can be reconciled to corresponding amounts included in the statement of operations. Our calculation of refinery gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. NTI's refinery cost of products sold for the first six months of 2016 and 2015 excludes non-cash lower of cost or market adjustments to state refining inventory values at the lower of cost or market prices.

The following table reconciles gross profit to gross margin for the St. Paul Park refinery for the periods presented:

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per barrel data)
Net refinery sales (including intersegment sales)	$1,188,865	$1,529,406	$(340,541)
Refinery cost of products sold (exclusive of depreciation and amortization)	1,009,446	1,203,313	(193,867)
Refinery depreciation and amortization	35,083	34,368	715
Gross profit	144,336	291,725	(147,389)
Plus depreciation and amortization	35,083	34,368	715
Refinery gross margin	$179,419	$326,093	$(146,674)
Refinery gross margin per refinery throughput barrel	$9.87	$18.66	$(8.79)
Gross profit per refinery throughput barrel	$7.94	$16.69	$(8.75)

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

Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization):

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net sales	$1,197,824	$1,550,596	$(352,772)
Cost of products sold (exclusive of depreciation and amortization)	880,505	1,089,262	(208,757)
Gross margin	$317,319	$461,334	$(144,015)
Refining gross margins depend on both the price of crude oil or other feedstock and the price of refined products. Factors affecting the prices of petroleum based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation.
NTI gross margin decreased primarily due to lower crack spreads on barrels sold in the six months ended June 30, 2016, partially offset by increased sales volumes of 0.5%. The decrease in sales and cost of sales was primarily due to lower selling prices of refined products and lower crude cost, respectively, in the six months ended June 30, 2016. Cost of products sold also includes the impact of non-cash LCM inventory recoveries of $46.7 million and $49.0 million, respectively, for the six months ended June 30, 2016 and 2015 to state inventories at the lower of cost or market prices. Other impacts to margin include the net cost of RINs, which was $10.3 million for the six months ended June 30, 2016, compared to $5.6 million for the six months ended June 30, 2015. The increase in the net cost was primarily the result of an industry increase in the unit cost of RINs.
Direct operating expenses. The increase in direct operating expenses was due primarily to higher spending on refinery maintenance projects due to the more temperate weather experienced in the 2016 period compared to the 2015 period. The higher direct operating expenses were also driven by higher retail personnel costs in the 2016 period. These increases in costs were partially offset by reduced utilization of third party trucking firms in North Dakota due primarily to a shift in 2016 whereby NTI is purchasing more crude oil from barrels already on the pipeline or at storage facilities as opposed to at the wellhead.
Selling, general and administrative expenses. The increase in selling, general and administrative expenses relates primarily to higher equity-based compensation expense resulting from new grants and performance award adjustments.
Depreciation and amortization. Depreciation and amortization increased primarily due to increased refining assets placed in service since June 30, 2015, the most significant of which were improvements to a firewater system, truck loading terminal and parking facilities along with retail stores acquired under capital leases.

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
Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Statement of Operations Data:
Net sales	$578,602	$735,904	$(157,302)
Operating costs and expenses:
Cost of products sold	504,256	664,026	(159,770)
Direct operating expenses	37,574	38,058	(484)
Selling, general and administrative expenses	5,758	6,279	(521)
Gain on disposal of assets, net	(802)	(160)	(642)
Depreciation and amortization	7,325	6,670	655
Total operating costs and expenses	554,111	714,873	(160,762)
Operating income	$24,491	$21,031	$3,460

	Three Months Ended
	June 30,
	2016	2015	Change
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	55,953	43,873	12,080
Four Corners system (1)	58,047	51,486	6,561
TexNew Mex system	10,375	3,398	6,977
Gathering (truck offloading):
Permian/Delaware Basin system	17,823	24,019	(6,196)
Four Corners system	11,133	12,950	(1,817)
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	393,037	389,220	3,817
Wholesale:
Fuel gallons sold (in thousands)	311,486	310,811	675
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	83,721	79,023	4,698
Fuel margin per gallon (2)	$0.025	$0.037	$(0.012)
Lubricant gallons sold (in thousands)	1,846	3,014	(1,168)
Lubricant margin per gallon (3)	$0.89	$0.78	$0.11
Asphalt trucking volume (bpd)	4,876	—	4,876
Crude oil trucking volume (bpd)	42,092	48,992	(6,900)
Average crude oil revenue per barrel	$2.17	$2.51	$(0.34)

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

Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net sales	$578,602	$735,904	$(157,302)
Cost of products sold (exclusive of depreciation and amortization)	504,256	664,026	(159,770)
Gross margin	$74,346	$71,878	$2,468
WNRL's gross margin increased by $2.5 million primarily due to increased fee based revenue of $6.8 million resulting from higher mainline movement volumes compared to 2015. Also contributing to the increase were $2.0 million in asphalt trucking revenues without comparable activity in 2015. These increases were partially offset by decreased wholesale fuel margins of $3.8 million, a decrease of $2.0 million in crude oil truck gathering revenue and a $1.1 million margin decrease in lubricant sales. Wholesale fuel sales revenues decreased due to a lower average price per gallon sold in the three months ended June 30, 2016 of $1.60 compared to $2.08 for the three months ended June 30, 2015.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses decreased primarily due to decreases in maintenance expense of $1.3 million and operating materials and supplies of $0.4 million, partially offset by higher employee expenses of $0.8 million that were primarily the result of increased drivers in our truck fleet and outside support services of $0.5 million due to in-line inspections for pipeline segments and various tank repairs.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased primarily due to a decrease in professional and legal services of $0.6 million related to 2015 business acquisition activity.
Gain on disposal of assets, net. The increase in gain on disposal of assets, net was primarily due to the sale of assets related to WNRL's lubricant sales activities in California during the current period.
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of WNRL's Delaware Basin and Four Corners logistics systems.

Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Statement of Operations Data:
Net sales	$1,046,641	$1,343,300	$(296,659)
Operating costs and expenses:
Cost of products sold	899,846	1,205,727	(305,881)
Direct operating expenses	76,475	74,429	2,046
Selling, general and administrative expenses	10,823	12,234	(1,411)
Gain on disposal of assets, net	(901)	(244)	(657)
Depreciation and amortization	14,469	12,562	1,907
Total operating costs and expenses	1,000,712	1,304,708	(303,996)
Operating income	$45,929	$38,592	$7,337

	Six Months Ended
	June 30,
	2016	2015	Change
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	52,719	40,213	12,506
Four Corners system (1)	55,257	48,679	6,578
TexNew Mex system	11,460	1,708	9,752
Gathering (truck offloading):
Permian/Delaware Basin system	19,178	23,316	(4,138)
Four Corners system	11,947	11,812	135
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	390,647	390,263	384
Wholesale:
Fuel gallons sold (in thousands)	626,429	614,242	12,187
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	163,562	154,286	9,276
Fuel margin per gallon (2)	$0.027	$0.032	$(0.005)
Lubricant gallons sold (in thousands)	4,047	5,971	(1,924)
Lubricant margin per gallon (3)	$0.78	$0.72	$0.06
Asphalt trucking volume (bpd)	3,875	—	3,875
Crude oil trucking volume (bpd)	38,801	46,037	(7,236)
Average crude oil revenue per barrel	$2.20	$2.63	$(0.43)

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

Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization):

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net sales	$1,046,641	$1,343,300	$(296,659)
Cost of products sold (exclusive of depreciation and amortization)	899,846	1,205,727	(305,881)
Gross margin	$146,795	$137,573	$9,222
WNRL's gross margin increased by $9.2 million primarily due to increased fee based revenue of $13.0 million resulting from higher mainline movement volumes compared to 2015. Also contributing to the increase were $3.7 million in asphalt trucking revenues without comparable activity in 2015. These increases were partially offset by decreased wholesale fuel margins of $3.2 million, a decrease of $3.3 million associated with crude oil truck gathering revenues and a $1.8 million decrease in margin from lubricant sales. Wholesale fuel sales revenues decreased due to a lower average price per gallon sold in the first six months of 2016 of $1.41 compared to $1.90 for the first six months of 2015.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased primarily due to an increase in outside support services of $2.2 million due to in-line inspections for pipeline segments and various tank repairs and higher employee expenses of $1.9 million resulting from an increase in the number of drivers in our truck fleet, partially offset by a decrease in chemical expenses of $0.7 million specifically due to price declines of chemical additives used in the pipeline transportation process and by lower fuel expense of $0.9 million for our transportation department.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased primarily due to decreased professional and legal services of $0.8 million related to 2015 business acquisitions and corresponding debt transactions and other taxes of $0.3 million.
Gain on disposal of assets, net. The increase in gain on disposal of assets, net was primarily due to the sale of assets related to WNRL's lubricant sales activities in California during the current period.
Depreciation and Amortization. Depreciation and amortization increased due to assets capitalized in WNRL's TexNew Mex Pipeline Acquisition and the ongoing expansion of WNRL's Delaware Basin and Four Corners logistics systems.

Retail Segment
Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$290,068	$318,072	$(28,004)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	245,889	272,643	(26,754)
Direct operating expenses (exclusive of depreciation and amortization)	34,262	33,641	621
Selling, general and administrative expenses	3,016	3,109	(93)
Gain on disposal of assets, net	—	(9)	9
Depreciation and amortization	3,882	4,031	(149)
Total operating costs and expenses	287,049	313,415	(26,366)
Operating income	$3,019	$4,657	$(1,638)
Key Operating Statistics
Retail fuel gallons sold	98,550	90,339	8,211
Average retail fuel sales price per gallon, net of excise taxes	$1.76	$2.20	$(0.44)
Average retail fuel cost per gallon, net of excise taxes	1.61	2.03	(0.42)
Retail fuel margin per gallon (1)	0.14	0.17	(0.03)
Merchandise sales	$85,069	$79,981	$5,088
Merchandise margin (2)	29.2%	29.9%	(0.7)%
Cardlock fuel gallons sold	16,515	16,903	(388)
Cardlock fuel margin per gallon	$0.118	$0.160	$(0.042)
The following table reconciles retail fuel sales and cost of retail fuel sales to net sales and cost of products sold:

	Three Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per gallon data)
Net Sales
Retail fuel sales, net of excise taxes	$173,258	$199,166	$(25,908)
Merchandise sales	85,069	79,981	5,088
Cardlock sales	28,527	35,782	(7,255)
Other sales	3,214	3,143	71
Net sales	$290,068	$318,072	$(28,004)
Cost of Products Sold
Retail fuel cost of products sold, net of excise taxes	$159,096	$183,471	$(24,375)
Merchandise cost of products sold	60,227	56,104	4,123
Cardlock cost of products sold	26,480	33,004	(6,524)
Other cost of products sold	86	64	22
Cost of products sold	$245,889	$272,643	$(26,754)
Gross margin	$44,179	$45,429	$(1,250)
Retail fuel margin per gallon (1)	$0.14	$0.17	$(0.03)

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

Gross Margin. Retail gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The decrease in retail gross margin was the result of lower same store retail fuel gross margin of $1.7 million, partially offset by increased same store merchandise gross margin of $0.9 million. The net effect of one retail outlet added in April of 2015, four retail outlets closed in the third and fourth quarters of 2015 and one retail outlet added in May of 2016 was an increase in retail gross margin of $0.2 million.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses for the three months ended June 30, 2016 increased from the three months ended June 30, 2015. There was an increase in same store direct operating expenses of $0.5 million and the net effect of the retail outlet added in April of 2015, four outlets that closed in the third and fourth quarters of 2015 and one retail outlet added in May of 2016 was a $0.1 million increase in expenses.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses was primarily due to decreased cardlock employee expenses of $0.2 million.
Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$521,254	$576,674	$(55,420)
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	435,389	492,818	(57,429)
Direct operating expenses (exclusive of depreciation and amortization)	67,314	65,995	1,319
Selling, general and administrative expenses	5,914	6,373	(459)
Gain on disposal of assets, net	(26)	(45)	19
Depreciation and amortization	7,212	7,317	(105)
Total operating costs and expenses	515,803	572,458	(56,655)
Operating income (loss)	$5,451	$4,216	$1,235
Key Operating Statistics
Retail fuel gallons sold	190,019	174,163	15,856
Average retail fuel sales price per gallon, net of excise taxes	$1.60	$2.02	$(0.42)
Average retail fuel cost per gallon, net of excise taxes	1.45	1.86	(0.41)
Retail fuel margin per gallon (1)	0.15	0.16	(0.01)
Merchandise sales	$161,036	$150,868	$10,168
Merchandise margin (2)	29.4%	29.6%	(0.2)%
Operating retail outlets at period end	259	262	(3)
Cardlock fuel gallons sold	31,768	33,023	(1,255)
Cardlock fuel margin per gallon	$0.123	$0.173	$(0.050)
Operating cardlocks at period end	52	52	—

The following table reconciles retail fuel sales and cost of retail fuel sales to net sales and cost of products sold:

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands, except per gallon data)
Net Sales
Retail fuel sales, net of excise taxes	$304,083	$351,711	$(47,628)
Merchandise sales	161,036	150,868	10,168
Cardlock sales	49,260	67,776	(18,516)
Other sales	6,875	6,319	556
Net sales	$521,254	$576,674	$(55,420)
Cost of Products Sold
Retail fuel cost of products sold, net of excise taxes	$276,316	$324,593	$(48,277)
Merchandise cost of products sold	113,746	106,169	7,577
Cardlock cost of products sold	45,181	61,936	(16,755)
Other cost of products sold	146	120	26
Cost of products sold	$435,389	$492,818	$(57,429)
Gross margin	$85,865	$83,856	$2,009
Retail fuel margin per gallon (1)	$0.15	$0.16	$(0.01)

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

Gross Margin. Retail gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The net effect of 31 new retail outlets added during January of 2015, one retail outlet added in April of 2015, four retail outlets closed in the third and fourth quarters of 2015 and one new retail outlet added during May of 2016 was an increase in retail gross margin of $2.1 million. The increase in retail gross margin was also the result of increased same store merchandise gross margin of $1.4 million, partially offset by a decrease in cardlock gross margin of $1.8 million due to lower sales volumes.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses for the six months ended June 30, 2016 increased from the six months ended June 30, 2015. The net effect of 31 retail outlets added during January of 2015, one added in April of 2015, four retail outlets closed in the third and fourth quarters of 2015 and one new retail outlet added during May of 2016 was an additional $0.2 million in expenses. Additionally, there was an increase in same store employee and maintenance expense of $1.1 million and $0.3 million, respectively, partially offset by a decrease in same store environmental expense of $0.2 million.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses was primarily due to decreased cardlock employee expenses of $0.5 million.

Outlook
Our refining margins, excluding hedging activities, were weaker at the Gallup, El Paso and St. Paul Park refineries in the second quarter of 2016 compared to the second quarter of 2015. The GC 3:2:1 decreased from an average of $22.76 per barrel for the three months ended June 30, 2015, to an average of $13.15 for the three months ended June 30, 2016. The GC 3:2:1 for July 2016 averaged $11.84 per barrel.
The St. Paul Park refinery benchmarks its refining margin against the Group 3 6:3:2:1 benchmark crack spread. The Group 3 6:3:2:1 refers to the approximate refining margin resulting from processing six barrels of WTI crude oil to produce three barrels of gasoline, two barrels of diesel fuel and one barrel of residual fuel. Prices are derived from PADD II Group 3 conventional gas and ultra-low diesel fuel prices and the price of Western Canadian Select (“WCS”) crude oil for residual fuel. This benchmark decreased from an average of $14.48 per barrel for the three months ended June 30, 2015 to an average of $8.50 per barrel for the three months ended June 30, 2016. The Group 3 6:3:2:1 averaged $8.10 per barrel for July 2016.
Both Western and NTI base crude oil purchases on pricing tied to WTI. The WTI Midland/Cushing differential can have a significant impact on refining margins at El Paso. The WTI Midland/Cushing differential averaged a discount of $0.17 per barrel for the second quarter of 2016, which, compared to a discount of $0.60 per barrel that we realized in El Paso during the second quarter of 2015, negatively impacted our El Paso refining margins in the current quarter. The WTI Midland/Cushing differential has averaged a discount of $0.51 per barrel thus far in the third quarter of 2016.
The discounts to WTI for Bakken Shale crude oil and WCS crude oil can have a significant impact on refining margins at St. Paul Park. The Bakken/WTI discount averaged $0.64 per barrel for the second quarter of 2016 compared to $1.06 per barrel for the second quarter of 2015. The Bakken/WTI discount averaged $0.25 per barrel for July 2016. The WCS/WTI discount averaged $13.12 per barrel for the second quarter of 2016 versus $8.57 per barrel for the second quarter of 2015. The WCS/WTI discount averaged $12.66 per barrel for July 2016.
The prices of crude oil and refined products have been volatile thus far in 2016. Continued volatility in these prices may impact the carrying value of our inventories and result in additional lower of cost or market inventory adjustments. An increase in prices, such as we experienced in the first six months of 2016, may positively impact the carrying value of our inventories, while a decrease in these prices could negatively impact our inventory carrying values. Also, during the first six months of 2016, we experienced volatility in the pricing of RINs. We expect continued volatility as the industry strives to meet RFS obligations.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, cash on hand and Western revolving credit facility availability. To a lesser extent, we also generate liquidity from the issuance of securities.
As of June 30, 2016, we had cash and cash equivalents of $198.3 million, including NTI cash of $24.6 million and WNRL cash of $17.6 million, restricted cash of $1.3 million and no direct borrowings under the Western revolving credit facility. Western had $510.5 million in total liquidity as of June 30, 2016, defined as Western’s cash and cash equivalents plus net availability under Western's revolving credit facility. Western, NTI and WNRL had net availability under their revolving credit facilities of $353.1 million, $229.2 million and $279.3 million, respectively.
Pursuant to the Merger Agreement, we paid $859.9 million in cash and issued 17.1 million shares of Western common stock adjusted slightly for cash paid in lieu of fractional shares. We incurred $500 million of additional secured indebtedness under the amended term loan credit agreement to partially fund the Merger consideration. See Note 21, Acquisitions, in the Notes to Condensed Consolidated Financial Statements for further discussion.
WNRL borrowed $145.0 million under the WNRL Revolving Credit Facility on October 30, 2015, to partially fund the purchase of Western's TexNew Mex Pipeline System. WNRL repaid $125.0 million of its outstanding direct borrowings under the WNRL Revolving Credit Facility during the six months ended June 30, 2016. We had direct borrowings of $7.5 million under the NTI revolving credit facility as of June 30, 2016. See Note 9, Long-Term Debt, in the Notes to Condensed Consolidated Financial Statements for detailed information regarding our financing.
On May 16, 2016, WNRL entered into an underwriting agreement relating to the issuance and sale by WNRL of 3,750,000 common units representing limited partner interests in WNRL. The closing of the offering occurred on May 20, 2016. WNRL also granted the underwriter an option to purchase up to 562,500 additional WNRL common units on the same terms. The underwriter fully exercised the option on June 1, 2016. See Note 22, WNRL, in the Notes to Condensed Consolidated Financial Statements for further discussion.
Our board of directors has periodically approved various share repurchase programs authorizing us to repurchase up to $200 million of our outstanding common stock, per program. Our board of directors approved our current $200 million share repurchase program in September of 2015 (the "September 2015 Program") that is scheduled to expire on December 31, 2016. We have repurchased 2.5 million shares of our common stock at a cost of $75.0 million under the September 2015 Program. As of June 30, 2016, we had $125.0 million remaining in authorized expenditures under the September 2015 Program.

We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase program may be modified or discontinued at any time by our board of directors.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015	Change
	(In thousands)
Net cash provided by operating activities	$116,858	$292,044	$(175,186)
Net cash used in investing activities	(87,861)	(14,133)	(73,728)
Net cash used in financing activities	(603,215)	(165,134)	(438,081)
Net increase (decrease) in cash and cash equivalents	$(574,218)	$112,777	$(686,995)
The decrease in net cash from operating activities period over period was primarily the result of the decrease in net income and the results of our commodity hedging activity, offset by changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015.
Cash flows from operating activities for the six months ended June 30, 2016, combined with $92.5 million from the issuance of WNRL common units, $500.0 million in additions to Western's long-term debt and borrowings on the NTI revolving credit facility of $215.0 million were primarily used for the following investing and financing activities:
Investing Activities:
•Fund capital expenditures ($156.8 million) including the use of $67.8 million of restricted cash.
Financing Activities:

•	Payment of consideration to NTI public unitholders ($859.9 million), sourced from cash on hand and from the proceeds of additions to Western's long-term debt;
•Repayment of NTI's revolving credit facility debt ($207.5 million);
•Repayment of WNRL's revolving credit facility debt ($125.0 million);
•Purchase of treasury stock ($75.0 million);
•Payment of cash dividends ($70.3 million);
•Payment of distributions to non-controlling interest holders ($45.7 million);
•Payment of transaction costs associated with the Merger ($11.6 million); and
•Payment of deferred financing costs ($11.4 million).
Cash flows used in operating activities for the six months ended June 30, 2015, combined with $300.0 million in additions to WNRL long-term debt, were primarily used for the following investing and financing activities:
Investing Activities:
•Fund capital expenditures ($119.5 million) including the use of $98.7 million of restricted cash.
Financing Activities:
•Repayment of WNRL's revolving credit facility debt ($269.0 million);
•Payments of distributions to non-controlling interest holders ($100.3 million);
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

Future Capital Expenditures
We expect to fund future capital expenditures primarily through cash from operations supplemented as needed by borrowings under our revolving credit facilities. The following table summarizes our 2016 forecasted spending allocation between sustaining, discretionary and regulatory projects for 2016:

	Western (1)	NTI	WNRL	Totals
	(In thousands)
Sustaining	$48,200	$37,000	$13,500	$98,700
Discretionary	54,400	73,000	29,500	156,900
Regulatory	32,700	10,000	2,900	45,600
Total	$135,300	$120,000	$45,900	$301,200

(1)
Western's capital expenditure forecast for the full year 2016 is $135.3 million, of which $117.3 million is for our refining segment, $14.1 million for our retail segment and $3.9 million for other general projects.

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
Capital Structure
Our capital structure at June 30, 2016 and 2015 was as follows:

	June 30, 2016	June 30, 2015
	(In thousands)
Debt, including current maturities:
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan - 5.25% Credit Facility due 2020	536,250	541,750
6.25% Senior Unsecured Notes due 2021	350,000	350,000
Term Loan - 5.50% Credit Facility due 2023	500,000	—
Total Western obligations	1,386,250	891,750
NTI obligations:
Revolving Credit Facility due 2019	7,500	—
7.125% Senior Secured Notes due 2020	350,000	350,000
Total NTI obligations	357,500	350,000
WNRL obligations:
Revolving Credit Facility due 2018	20,000	—
7.5% Senior Notes due 2023	300,000	300,000
Total WNRL obligations	320,000	300,000
Less unamortized discount, premium and debt issuance costs	51,876	36,997
Long-term debt	2,011,874	1,504,753
Equity	2,082,143	2,997,586
Total capitalization	$4,094,017	$4,502,339
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

Dividends
We anticipate paying future quarterly dividends, subject to the board of directors' approval and compliance with the restrictions in our outstanding financing agreements. The table below summarizes our 2016 cash dividend declarations, payments and scheduled payments through July 29, 2016:

	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	January 6	January 20	February 4	$0.38	$35,601
Second quarter	April 8	April 18	May 2	0.38	34,685
Third quarter (1)	July 15	July 25	August 9	0.38	—
Total					$70,286

(1)	The third quarter 2016 cash dividend of $0.38 per common share will result in an estimated aggregate payment of $41.2 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
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
At June 30, 2016, we held 10.6 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $63.81 per barrel. At June 30, 2016, the excess of the current cost of our crude oil, refined products and other feedstocks and blendstocks inventories over aggregated LIFO costs was $113.8 million.
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

The following tables summarize our economic hedging activity recognized within cost of products sold for the three and six months ended June 30, 2016 and 2015 and open commodity hedging positions as of June 30, 2016 and December 31, 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Economic hedging results
Realized hedging gain, net	$550	$7,823	$18,353	$25,376
Unrealized hedging loss, net	(14,598)	(22,287)	(27,082)	(42,344)
Total hedging loss, net	$(14,048)	$(14,464)	$(8,729)	$(16,968)

	June 30, 2016	December 31, 2015
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil differential swaps, net long positions	6,323	5,155
Crude oil futures, net short positions	(1,216)	(562)
Refined product price and crack spread swaps, net short positions	(1,647)	(5,645)
Total open commodity hedging instruments, net long (short) positions	3,460	(1,052)

Fair value of outstanding contracts, net
Other current assets	$48,794	$78,125
Other assets	5,004	11,881
Accrued liabilities	(1,146)	(10,273)
Other long-term liabilities	—	—
Fair value of outstanding contracts - unrealized gain, net	$52,652	$79,733
During the three and six months ended June 30, 2016 and 2015, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 4.	Controls and Procedures
Western Refining, Inc.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Northern Tier Energy LP
Under the supervision and with the participation of NTI's management, including its Chief Executive Officer and Chief Financial Officer, NTI evaluated the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2016. Based on that evaluation, NTI's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of June 30, 2016.
There were no changes in NTI's internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II
Other Information
Item 1. Legal Proceedings
Western Refining, Inc.
In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceedings or proceedings to which we are a party will have a material adverse effect on our business, financial condition, results of operations or cash flows.
Northern Tier Energy LP
In the ordinary conduct of NTI's business, it is subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. Although NTI cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, NTI does not believe that any currently pending legal proceedings or proceedings to which it is a party will have a material adverse effect on its business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Western Refining, Inc.
There have been no other material changes in our risk factors during the six months ended June 30, 2016 from those previously disclosed in the section entitled "Risk Factors" in our 2015 Form 10-K under Part I, Item 1A. Risk Factors and in our Quarterly Report on Form 10-Q for the period ended March 31, 2016 under Part II, Item 1A. Risk Factors.
Northern Tier Energy LP
There have been no material changes from the risk factors disclosed in the section entitled "Risk Factors" in NTI's 2015 Form 10-K under Part I, Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Since 2012, our board of directors has approved five separate share repurchase programs authorizing us to repurchase up to $200 million of our outstanding common stock, per program. On September 21, 2015, our board of directors authorized the September 2015 Program for up to $200 million for the repurchase of our outstanding common stock. The September 2015 Program is scheduled to expire on December 31, 2016 and is subject to discontinuance by our board of directors at any time. We did not purchase any shares of our common stock during the three months ended June 30, 2016.
We will repurchase shares from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise and subject to market conditions, as well as corporate, regulatory and other considerations. The share repurchase programs may be modified or discontinued at any time by our board of directors.
Our payment of dividends is limited under the terms of our Western 2019 Revolving Credit Agreement, our Western 2021 Senior Unsecured Notes, our Western 2020 and Western 2023 Term Loan Credit Facilities, and in part, depends on our ability to satisfy certain financial covenants. Also, as a holding company, we rely on dividends or advances from our subsidiaries to fund any dividends. The ability of our subsidiaries including NTI and WNRL to pay us dividends is restricted by covenants in their respective debt instruments and any future financing agreements.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Western Refining, Inc.
As previously disclosed, Gary R. Dalke, the Company’s current Chief Financial Officer, will be leaving this position effective August 15, 2016. On August 3, 2016, the Company entered into an amended employment agreement with Mr. Dalke pursuant to which he has agreed to remain with the Company through August 2017, and in return he will be eligible for full vesting of existing time-based equity awards and pro-rated vesting of his existing performance-based equity awards, depending on the Company’s actual performance.
Northern Tier Energy LP
None.
Item 6. Exhibits
Exhibit Index
Western Refining, Inc.***

Exhibit Number	Exhibit Title

10.1
Second Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of May 27, 2016, by and among the Company, the other persons party thereto as guarantors, the Lenders signatory thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2016)

10.2
Amendment No. 3 to the Term Loan Credit Agreement, dated as of May 27, 2016, by and among the Company, the Lenders signatory thereto and Bank of America, N.A., as Administrative Agent and acknowledged by the Guarantors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2016)

10.3*
Supplement to the Term Loan Credit Agreement, dated as of May 27, 2016, by and among the Company, the Lenders signatory thereto and Bank of America, N.A., as Administrative Agent and acknowledged by the Guarantors named therein

10.4†
Asphalt Trucking Transportation Services Agreement, dated May 4, 2016 and effective as of January 1, 2016, by and among Western Refining Wholesale, LLC, Western Refining Company, L.P., and, for certain limited purposes stated therein, Western Refining Southwest, Inc.

31.1*	Certification Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

†
Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed August 3, 2016. Such provisions have been filed separately with the Securities and Exchange Commission.

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act of 1934, as amended, (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 001-32721.

Northern Tier Energy LP***

Number	Exhibit Title

31.2*	Certification Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act of 1934, as amended, (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 001-35612.

SIGNATURES
WESTERN REFINING, INC.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Gary R. Dalke	Chief Financial Officer	August 3, 2016
Gary R. Dalke	(Principal Financial Officer and Duly Authorized Signatory)

NORTHERN TIER ENERGY, LP
BY: NORTHERN TIER ENERGY GP, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Karen B. Davis	Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC	August 3, 2016
Karen B. Davis	(Principal Financial Officer and Principal Accounting Officer)

NORTHERN TIER ENERGY LP
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NORTHERN TIER ENERGY LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data, unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24.6	$70.9
Accounts receivable, net	305.4	186.0
Inventories	255.8	241.2
Other current assets	19.7	21.3
Total current assets	605.5	519.4
NON-CURRENT ASSETS
Equity method investment	87.7	82.1
Property, plant and equipment, net	522.3	487.8
Intangible assets	33.8	33.8
Other assets	15.2	14.2
Total Assets	$1,264.5	$1,137.3
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$396.9	$301.4
Accrued liabilities	43.1	61.8
Total current liabilities	440.0	363.2
NON-CURRENT LIABILITIES
Long-term debt	350.5	342.0
Lease financing obligation	11.2	11.1
Other liabilities	29.4	27.9
Total liabilities	831.1	744.2
Commitments and contingencies
EQUITY
Partners' capital (92,947,533 and 92,833,486 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	433.4	392.9
Accumulated other comprehensive income	—	0.2
Total equity	433.4	393.1
Total Liabilities and Equity	$1,264.5	$1,137.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN TIER ENERGY LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in millions, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUE (a)	$812.3	$959.8	$1,416.7	$1,753.6
COSTS, EXPENSES AND OTHER
Cost of sales (a)	626.1	714.6	1,100.3	1,291.1
Direct operating expenses	76.8	76.3	155.1	145.6
Turnaround and related expenses	1.8	1.2	2.2	1.6
Depreciation and amortization	11.6	10.8	22.9	21.6
Selling, general and administrative expenses	22.4	22.2	45.7	42.4
Merger-related expenses	0.7	—	1.1	—
Income from equity method investment	(4.5)	(4.2)	(10.0)	(7.8)
Other (gain) loss	(0.3)	(0.4)	(0.1)	0.3
OPERATING INCOME	77.7	139.3	99.5	258.8
Interest expense, net	(6.2)	(7.5)	(12.7)	(15.0)
INCOME BEFORE INCOME TAXES	71.5	131.8	86.8	243.8
Income tax provision	(0.9)	(2.9)	(1.5)	(3.7)
NET INCOME	70.6	128.9	85.3	240.1
Other comprehensive income, net of tax:
Post-employment benefit plans gain (loss)	(0.2)	0.1	(0.2)	0.1
COMPREHENSIVE INCOME	$70.4	$129.0	$85.1	$240.2

Cash distributions declared per common unit	$0.18	$1.08	$0.56	$1.57

SUPPLEMENTAL INFORMATION:
(a) Excise taxes included in revenues and cost of sales	$111.9	$107.0	$218.9	$203.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN TIER ENERGY LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85.3	$240.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.9	21.6
Non-cash interest expense	1.1	1.1
Equity-based compensation expense	8.0	5.5
Gain from the change in fair value of outstanding derivatives	(9.9)	(1.6)
Equity investment earnings, net of dividends	(5.7)	(2.0)
Change in lower of cost or market inventory adjustment	(46.7)	(49.0)
Changes in assets and liabilities, net:
Accounts receivable	(119.4)	(28.2)
Inventories	32.1	(11.0)
Other current assets	2.0	(2.9)
Accounts payable and accrued expenses	84.1	29.4
Other, net	—	0.2
Net cash provided by operating activities	53.8	203.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(54.4)	(17.7)
Net cash used in investing activities	(54.4)	(17.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit arrangement	215.0	—
Repayments of revolving credit arrangement	(207.5)	—
Equity distributions	(53.2)	(145.5)
Net cash used in financing activities	(45.7)	(145.5)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(46.3)	40.0
Cash and cash equivalents at beginning of period	70.9	87.9
Cash and cash equivalents at end of period	$24.6	$127.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN TIER ENERGY LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Northern Tier Energy LP ("NTE LP", "NTI" "Northern Tier" or the "Company") is a wholly-owned subsidiary of Western Refining, Inc. ("Western") operating as a downstream energy company with refining, retail and logistics operations that serve the Petroleum Administration for Defense District II (“PADD II”) region of the United States. NTE LP holds 100% of the membership interest in Northern Tier Energy LLC (“NTE LLC”). NTE LP is a master limited partnership (“MLP”) for U.S. federal income tax purposes.
NTE LP includes the operations of NTE LLC, St. Paul Park Refining Co. LLC (“SPPR”), Northern Tier Retail Holdings LLC (“NTRH”) and Northern Tier Oil Transport LLC (“NTOT”). NTRH is the parent company of Northern Tier Retail LLC (“NTR”) and Northern Tier Bakery LLC (“NTB”). NTR is the parent company of SuperAmerica Franchising LLC (“SAF”). SPPR owns a 17% interest in MPL Investments Inc. (“MPLI”) and a 17% interest in Minnesota Pipe Line Company, LLC (“MPL”). MPLI owns 100% of the preferred interest in MPL, which owns and operates a 465,000 barrel per day (“bpd”) crude oil pipeline in Minnesota (see Note 6). NTOT is a crude oil trucking business in North Dakota that collects crude oil directly from wellheads in the Bakken shale and transports it to regional pipeline and rail facilities.
Western indirectly owns 100% of both Northern Tier Energy GP LLC ("NTE GP") and NTE LP. Western, through its subsidiary NT InterHold Co LLC, a Delaware limited liability company ("NT InterHold Co") as the owner of the general partner of NTE LP, has the ability to appoint all of the members of the NTE GP's board of directors.
On December 21, 2015, Western and NTE LP announced that they had entered into an Agreement and Plan of Merger dated as of December 21, 2015 ("the Merger Agreement") with NTE GP and Western Acquisition Co, LLC, a Delaware limited liability company and wholly-owned subsidiary of Western ("MergerCo") whereby Western would acquire all of Northern Tier's outstanding common units not already owned by Western (the "Merger"). Under the terms of the Merger Agreement, each NTI common unit held by a Northern Tier unitholders other than Western and its subsidiaries (“NTI Public Unitholders”) was converted into the right to receive, subject to election by the NTI Public Unitholders and proration, (i) $15.00 in cash and 0.2986 of a share of Western common stock, (ii) $26.06 in cash without interest or (iii) 0.7036 of a share of Western common stock. The election was subject to proration to ensure that the aggregate cash paid and Western common stock issued in the Merger will equal the total amount of cash and number of shares of Western common stock that would have been paid and delivered if all NTI Public Unitholders received $15.00 in cash and 0.2986 of a share of Western common stock per Northern Tier common unit. On June 23, 2016 following the approval of the Merger by NTI common unitholders, all closing conditions to the Merger were satisfied, and the Merger was successfully completed. The transaction resulted in approximately 17.1 million additional shares of WNR common stock outstanding. Subsequent to this transaction, NTI continues to exist as a limited partnership and became an indirect wholly-owned subsidiary of Western (see Note 19).
As of June 30, 2016, the St. Paul Park refinery owned by SPPR, which is located in St. Paul Park, Minnesota, had total crude oil throughput capacity of 97,800 barrels per stream day. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold primarily in the Upper Great Plains of the United States.
As of June 30, 2016, NTR operated 170 convenience stores under the SuperAmerica brand and SAF supported 114 franchised stores which also utilize the SuperAmerica brand. These 284 SuperAmerica stores are primarily located in Minnesota and Wisconsin and sell gasoline, merchandise and, in some locations, diesel fuel. There is a wide range of merchandise sold at the stores including prepared foods, beverages and non-food items. The merchandise sold includes a significant number of proprietary items. NTB prepares and distributes food products under the SuperMom’s brand primarily to SuperAmerica branded retail outlets.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods reported have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements of NTE LP at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K.
2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
The significant accounting policies set forth in Note 2 to the consolidated financial statements in the Company's 2015 Annual Report on Form 10-K, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.
Principles of Consolidation
NTE LP is a Delaware limited partnership which consolidates all accounts of NTE LLC and its subsidiaries, including SPPR, NTRH and NTOT. All intercompany accounts have been eliminated in these condensed consolidated financial statements.
The Company’s common equity interest in MPL is accounted for using the equity method of accounting. Equity income from MPL represents the Company’s proportionate share of net income available to common equity owners generated by MPL.
The equity method investment is assessed for impairment whenever changes in facts or circumstances indicate a loss in value has occurred. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in operating income. See Note 6 for further information on the Company’s equity method investment.
MPLI owns all of the preferred membership units of MPL. This investment in MPLI, which provides the Company no significant influence over MPLI, is accounted for as a cost method investment. The investment in MPLI is carried at a value of $6.8 million at both June 30, 2016 and December 31, 2015, and is included in other noncurrent assets within the condensed consolidated balance sheets.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.
Operating Segments
The Company has two reportable operating segments; Refining and Retail (see Note 18 for further information on the Company’s operating segments). The Refining and Retail operating segments consist of the following:

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal and related assets, NTOT and includes the Company’s interest in MPL and MPLI, and

•
Retail – comprised of 170 Company operated convenience stores and 114 franchisee operated convenience stores as of June 30, 2016, primarily in Minnesota and Wisconsin. The retail segment also includes the operation of NTB.

Inventories
Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market ("LCM"). Cost is determined principally under the last-in, first-out (“LIFO”) valuation method to reflect a better matching of costs and revenues for refining inventories. Costs include both direct and indirect expenditures incurred in bringing an item or product to its existing condition and location. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of sales in the period recorded. In subsequent periods, a new LCM determination is made based upon current circumstances relative to, and not to exceed, the original LCM reserve that was established in fourth quarter 2014. The Company has LIFO pools for crude oil and other feedstocks and for refined products in its Refining segment and a LIFO pool for refined products inventory held by the retail stores in its Retail segment. Retail merchandise inventory is valued using the average cost method.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.
When property, plant and equipment depreciated on an individual basis is sold or otherwise disposed of, any gains or losses are reported in the condensed consolidated statements of operations and comprehensive income. Gains on the disposal of property, plant and equipment are recognized when earned, which is generally at the time of sale. If a loss on disposal is expected, such losses are generally recognized when the assets are classified as held for sale.
Expenditures for routine maintenance and repair costs are expensed when incurred. Refinery process units require periodic major maintenance and repairs that are commonly referred to as “turnarounds.” Turnaround cycles vary from unit to unit but can be as short as one year for catalyst changes to as long as six years. Turnaround costs are expensed as incurred.
Derivative Financial Instruments
The Company is exposed to earnings and cash flow volatility due to fluctuations in crude oil, refined products, and natural gas prices. The timing of certain commodity purchases and sales also subject the Company to earnings and cash flow volatility. To manage these risks, the Company may use derivative instruments associated with the purchase or sale of crude oil, refined products, and natural gas to hedge volatility in our refining and operating margins. The Company may use futures, options, and swaps contracts to manage price risks associated with inventory quantities above or below target levels. Crack spread and crude differential futures and swaps contracts may also be used to hedge the volatility of refining margins.
All derivative instruments, except for those that meet the normal purchases and normal sales exception, are recorded in the condensed consolidated balance sheets at fair value and are classified depending on the maturity date of the underlying contracts. Changes in the fair value of the Company's contracts are accounted for by marking them to market and recognizing any resulting gains or losses in the condensed consolidated statements of operations and comprehensive income. Gains and losses from derivative activity specific to managing price risk on inventory quantities both above and below target levels are included within cost of sales. Derivative gains and losses are reported as operating activities within the condensed consolidated statements of cash flows.
The Company enters into crude oil forward contracts to facilitate the supply of crude oil to the refinery. These contracts may qualify for the normal purchases and normal sales exception because the Company physically receives and delivers the crude oil under the contracts and when the Company enters into these contracts, the quantities are expected to be used or sold over a reasonable period of time in the normal course of business. These transactions are reflected in the period that delivery of the crude oil takes place. When forward contracts do not qualify for the normal purchases and sales exception, the contracts are marked to market each period through the settlement date, which is generally no longer than one to three months.
Renewable Identification Numbers
The Company is subject to obligations to generate or purchase Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuels Standard. The Company's overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency ("EPA"). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in accrued liabilities when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in other current assets when the amount of RINs earned and purchased is greater than the RINs liability.
In 2010 and 2011, the EPA issued partial waivers with conditions allowing a maximum of 15% ethanol to be used in certain vehicles. Future changes to existing laws and regulations could increase the minimum volumes of renewable fuels that must be blended with refined petroleum fuels. Because the Company does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products could displace an increasing volume of the Company's refineries' product pool, potentially resulting in lower earnings and materially adversely affecting our ability to issue dividends to the Company's unitholders. The purchase price for RINs is volatile and may vary significantly from period to period. Historically, the cost of purchased RINs has not had a significant impact upon the Company's operating results. The Company anticipates 2016 will be consistent with this history.
Revenue Recognition
Revenues are recognized when products are shipped or services are provided to customers, title is transferred, the sales price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of discounts granted to customers. Shipping and other transportation costs billed to customers are presented on a gross basis in revenues and cost of sales.
Nonmonetary product exchanges and certain buy/sell crude oil transactions, which are entered into in contemplation one with another, are included on a net cost basis in cost of sales. The Company also enters into agreements to purchase and sell crude oil to third parties and certain of these activities are recorded on a gross basis.
Cost of Sales
Cost of sales in the condensed consolidated statements of operations and comprehensive income excludes depreciation and amortization of refinery assets and the direct labor and overhead costs related to the operation of the refinery. These costs are included in the condensed consolidated statements of operations and comprehensive income in the depreciation and amortization and direct operating expenses line items, respectively.

Excise Taxes
The Company is required by various governmental authorities, including federal and state, to collect and remit taxes on certain products. Such taxes are presented on a gross basis in revenue and cost of sales in the condensed consolidated statements of operations and comprehensive income. These taxes totaled $111.9 million and $107.0 million for the three months ended June 30, 2016 and 2015, respectively, and $218.9 million and $203.0 million for the six months ended June 30, 2016 and 2015, respectively.
Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2014, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09. This guidance will now be effective for the Company's financial statements in the annual period beginning after December 15, 2017. The Company is evaluating the effect of adopting this new accounting guidance and does not expect adoption will have a material impact on NTE's results of operations, cash flows or financial position.
In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which replaces the existing guidance in Accounting Standards Codification (“ASC”) 840. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The guidance requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability.  For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense.  The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.
In March 2016, the FASB issued ASU No. 2016-04 "Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products," which aligns recognition of the financial liabilities related to prepaid stored-value products (for example, prepaid gift cards), with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, certain of these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted subject to certain requirements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
In March 2016, the FASB issued ASU No. 2016-06 "Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments" which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted subject to certain requirements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
In March 2016, the FASB issued ASU No. 2016-09 "Compensation – Stock Compensation," which identifies areas for simplification involving several aspects of accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted subject to certain requirements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

3. RELATED PARTY TRANSACTIONS
As of June 30, 2016, Western indirectly owns 100% of both Northern Tier Energy GP LLC ("NTE GP") and NTE LP. On December 21, 2015, Western and NTE LP announced that they had entered into the Merger Agreement with MergerCo and NTE GP whereby Western will acquire all of NTE LP's outstanding common units not already owned by Western (see Note 19). The transaction closed on June 23, 2016 (see Note 19).
The Company has engaged in several types of transactions with Western and its subsidiaries including crude and feedstock purchases, asphalt purchases, finished product purchases and railcar leases. Additionally, the Company is party to a shared services agreement with Western and Western Refining Logistics, LP whereby the Company both receives and provides administrative support services. The shared services agreement was entered into with Western as of September 1, 2014, and was approved by the Conflicts Committee of the board of directors of NTE GP. On May 4, 2015, Western Refining Logistics, LP joined as a party to this agreement. The services covered by the shared services agreement include assistance with treasury, risk management and commercial operations, environmental compliance, information technology support, internal audit and legal.
MPL is also a related party of the Company. Prior to September 30, 2014, the Company had a crude oil supply and logistics agreement with a third party and therefore had no direct supply transactions with MPL prior to that date. Beginning on September 30, 2014, the Company began paying MPL for transportation services at published tariff rates. Additionally, the Company owns a 17% interest in MPL (see Note 6) and generally receives quarterly cash distributions related to this investment.
The Company engaged in the following related party transactions with unconsolidated affiliates for the three and six months ended June 30, 2016 and 2015:

		Three Months Ended		Six Months Ended
(in millions)	Location in Statement of Operations and Comprehensive Income	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Western Refining:
Asphalt sales	Revenue	$10.4	$15.5	$19.1	$27.8
Feedstock sales	Revenue	—	0.5	—	0.5
Railcar rental	Revenue	—	0.2	0.1	0.2
Shared services purchases	Selling, general and administrative expenses	0.9	0.9	1.7	1.6
Minnesota Pipe Line Company:
Pipeline transportation purchases	Cost of sales	14.8	14.7	28.8	27.4
The Company had the following outstanding receivables and payables with non-consolidated related parties at June 30, 2016 and December 31, 2015:

(in millions)	Balance Sheet Location	June 30, 2016	December 31, 2015
Net receivable (payable) with related party:
Western Refining	Accounts receivable, net	$2.2	$2.8
Minnesota Pipe Line Company	Accounts payable	(2.3)	(2.7)
4. INCOME TAXES
NTE LP is treated as a partnership for federal and state income tax purposes. However, NTRH, the parent company of NTR and NTB, is taxed as a corporation for federal and state income tax purposes. No provision for income tax is calculated on the earnings of the Company or its subsidiaries, other than NTRH, as these entities are pass-through entities for tax purposes.
The Company’s effective tax rate for the three months ended June 30, 2016 and 2015 was 1.3% and 2.2%, respectively. For the six months ended June 30, 2016 and 2015, the effective tax rate was 1.7% and 1.5%, respectively. For the six months ended June 30, 2016 and 2015, the Company's consolidated federal and state expected statutory tax rates were 40.4% and 41.7%, respectively. The Company's effective tax rate for the six months ended June 30, 2016 and 2015 was lower than the statutory rate primarily due to the fact that only the retail operations of the Company are taxable entities.

5. INVENTORIES

	June 30,	December 31,
(in millions)	2016	2015
Crude oil and refinery feedstocks	$148.3	$171.8
Refined products	148.9	162.0
Merchandise	23.5	22.8
Supplies and sundry items	22.8	19.0
	343.5	375.6
Lower of cost or market inventory reserve	(87.7)	(134.4)
Total	$255.8	$241.2
Inventories accounted for under the LIFO method comprised 87% and 89% of the total inventory value at June 30, 2016 and December 31, 2015, respectively, prior to the application of the lower of cost or market reserve.
In order to state the Company's inventories at market values that were lower than its LIFO costs, the Company reduced the carrying values of its inventory through LCM reserves of $87.7 million and $134.4 million at June 30, 2016 and December 31, 2015, respectively.
6. EQUITY METHOD INVESTMENT
The Company has a 17% common equity interest in MPL. The carrying value of this equity method investment was $87.7 million and $82.1 million at June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016 and December 31, 2015, the carrying amount of the equity method investment was $5.8 million and $5.9 million higher, respectively, than the underlying net assets of the investee, respectively. The Company is amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline).
The Company received $4.3 million and $2.1 million in distributions from MPL in the three months ended June 30, 2016 and 2015, respectively, and $4.3 million and $5.8 million, respectively, for the six months ended June 30, 2016 and 2015. Equity income from MPL was $4.5 million and $4.2 million for the three months ended June 30, 2016 and 2015, respectively, and $10.0 million and $7.8 million for the six months ended June 30, 2016 and 2015, respectively.
7. PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment (“PP&E”) consisted of the following:

	Estimated	June 30,	December 31,
(in millions)	Useful Lives	2016	2015
Land		$9.4	$9.0
Retail stores and equipment	2 - 22 years	78.1	72.3
Refinery and equipment	5 - 24 years	475.0	457.2
Buildings and building improvements	25 years	11.8	11.7
Software	5 years	19.0	18.9
Vehicles	5 years	5.8	5.6
Other equipment	2 - 7 years	10.5	10.4
Precious metals		10.2	10.2
Assets under construction		105.7	73.3
		725.5	668.6
Less: Accumulated depreciation		(203.2)	(180.8)
Property, plant and equipment, net		$522.3	$487.8
PP&E includes gross assets acquired under capital leases of $13.6 million and $13.3 million at June 30, 2016 and December 31, 2015, respectively, with related accumulated depreciation of $2.4 million and $2.0 million, respectively. The Company had depreciation expense related to capitalized software of $1.0 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively. The

Company capitalized $2.9 million and zero of interest expense related to capital projects within the refining segment for the six months ended June 30, 2016 and 2015, respectively.
8. INTANGIBLE ASSETS
Intangible assets are comprised of franchise rights and trade names amounting to $33.8 million at both June 30, 2016 and December 31, 2015. At both June 30, 2016 and December 31, 2015, the franchise rights and trade name intangible asset values were $12.4 million and $21.4 million, respectively. These assets have an indefinite life and are not amortized, but rather are tested for impairment annually or when events or changes in circumstances indicate that the fair value of the intangible asset has been reduced below carrying value. Based on the testing performed as of June 30, 2016, the Company noted no indications of impairment.
9. DERIVATIVES
The Company is exposed to market risks related to the volatility in the price of crude oil, refined products (primarily gasoline and distillate), and natural gas used in its operations. To reduce the impact of price volatility on its results of operations and cash flows, the Company uses commodity derivative instruments, including forwards, futures, swaps, and options. The Company uses the futures markets for the available liquidity, which provides greater flexibility in transacting in these instruments. The Company uses swaps primarily to manage its price and margin exposure. The positions in commodity derivative instruments are monitored and managed on a daily basis by a risk control group to ensure compliance with the Company's stated commercial risk management policy. The Company considers these transactions economic hedges of market risk but has elected not to designate these instruments as hedges for financial reporting purposes.
The Company recognizes all derivative instruments, except for those that qualify for the normal purchase and normal sales exception, as either assets or liabilities at fair value on the condensed consolidated balance sheets and any related net gain or loss is recorded as a gain or loss in the condensed consolidated statements of operations and comprehensive income. Observable quoted prices for similar assets or liabilities in active markets (Level 2 as described in Note 12) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end.
Risk Management Activities by Type of Risk
The Company periodically uses futures and swaps contracts to manage price risks associated with inventory quantities both above and below target levels. The Company also periodically uses crack spread and crude differential futures and swaps contracts to manage refining margins. Under the Company's risk mitigation strategy, it may buy or sell an amount equal to a fixed price times a certain number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. Physical volumes are not exchanged and these contracts are net settled with cash.
The objective of the Company's economic hedges pertaining to crude oil and refined products is to hedge price volatility in certain refining inventories and firm commitments to purchase crude oil inventories. The level of activity for the Company's economic hedges is based on the level of operating inventories, and generally represents the amount by which inventories differ from established target inventory levels. The objective of the Company's economic hedges pertaining to natural gas is to lock in the price for a portion of the Company's forecasted natural gas requirements at existing market prices that are deemed favorable.
At June 30, 2016 and December 31, 2015, the Company had open commodity derivative instruments as follows:

	June 30, 2016	December 31, 2015
Crude oil and refined products (thousands of barrels):
Futures - long	247	90
Futures - short	356	933
Swaps - long	5,717	5,155
Swaps - short	—	525
Forwards - long	2,560	4,445
Forwards - short	1,954	2,572
Natural gas (thousands of MMBTUs):
Swaps	2,165	1,554

The information below presents the notional volume of outstanding contracts by type of instrument and year of maturity at June 30, 2016:

	Notional Contract Volumes by Year of Maturity
	2016	2017
Crude oil and refined products (thousands of barrels):
Futures - long	247	—
Futures - short	356	—
Swaps - long	3,557	2,160
Forwards - long	2,560	—
Forwards - short	1,954	—
Natural gas (thousands of MMBTUs):
Swaps	888	1,277
Fair Value of Derivative Instruments
The following tables provide information about the fair values of the Company's derivative instruments as of June 30, 2016 and December 31, 2015 and the line items in the condensed consolidated balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of derivative instruments.
The Company is required to post margin collateral with a counterparty in support of our hedging activities. Funds posted as collateral were $2.5 million and $6.0 million as of June 30, 2016 and December 31, 2015. The margin collateral posted is required by counterparties and cannot be offset against the fair value of open contracts except in the event of default. The Company nets fair value amounts recognized for multiple similar derivative contracts executed with the same counterparty under master netting arrangements, including cash collateral assets and obligations. The tables below, however, are presented on a gross asset and gross liability basis.

		June 30, 2016
(in millions)	Balance Sheet Location	Assets	Liabilities
Commodity instruments:
Swaps	Other current assets	$3.9	$2.3
Swaps	Accrued liabilities	0.1	1.0
Swaps	Other assets	2.5	1.2
Futures	Accrued liabilities	0.5	0.2
Forwards	Other current assets	0.8	—
Forwards	Accrued liabilities	—	0.7
Total		$7.8	$5.4

		December 31, 2015
(in millions)	Balance Sheet Location	Assets	Liabilities
Commodity instruments:
Swaps	Accrued liabilities	$—	$7.9
Futures	Other current assets	0.4	—
Forwards	Other current assets	1.5	—
Forwards	Accrued liabilities	—	1.5
Total		$1.9	$9.4
Effect of Hedging Instruments on Income
All derivative contracts are marked to market at period end and the resulting gains and losses are recognized in earnings. The following tables provide information about the gain or loss recognized in income on the Company's derivative instruments and the line items in the financial statements in which such gains and losses are reflected.

Recognized gains and losses on derivatives were as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Gain (loss) on the change in fair value of outstanding derivatives	$6.2	$0.5	$9.9	$1.6
Settled derivative gains (losses)	(8.4)	(2.9)	(12.8)	(2.8)
Total recognized gain (loss)	$(2.2)	$(2.4)	$(2.9)	$(1.2)

Gain (loss) recognized in cost of sales	$(3.7)	$(1.5)	$(3.8)	$(0.1)
Gain (loss) recognized in operating expenses	1.5	(0.9)	0.9	(1.1)
Total recognized net gain (loss) on derivatives	$(2.2)	$(2.4)	$(2.9)	$(1.2)
Market and Counterparty Risk
The Company is exposed to credit risk in the event of nonperformance by counterparties on its risk mitigating arrangements. The counterparties are large financial institutions with long-term credit ratings of at least BBB+ by Standard and Poor’s and A3 by Moody’s. In the event of default, the Company may be subject to losses on a derivative instrument’s mark-to-market gains. The Company does not expect nonperformance of the counterparties involved in its risk mitigation arrangements.
10. DEBT
ABL Facility
On September 29, 2014, NTE LLC and its subsidiaries entered into an amended and restated asset-based ABL Facility with JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as collateral agent for the other secured parties (the "ABL Facility"). The borrowers under the ABL Facility are SPPR, NTB, NTR and SAF, each of which is a wholly owned subsidiary of NTE LLC.
Lenders under the ABL Facility hold commitments totaling $500 million, which is subject to a borrowing base comprised of eligible accounts receivable and inventory. The ABL Facility matures on September 29, 2019. Borrowings under the ABL Facility can be either base rate loans plus a margin ranging from 0.50% to 1.00% or LIBOR loans plus a margin ranging from 1.50% to 2.00%, subject to adjustment based upon the average historical excess availability. The ABL Facility also provides for a quarterly commitment fee ranging from 0.25% to 0.375% per annum, subject to adjustment based upon the average utilization ratio, and letter of credit fees ranging from 1.50% to 2.00% per annum payable quarterly, subject to adjustment based upon the average historical excess availability. The ABL Facility may be used for general corporate purposes, including to fund working capital needs and letter of credit requirements. The Company incurred financing costs associated with the new ABL Facility of $3.0 million which will be amortized to Interest expense, net through the date of maturity.
The ABL Facility is guaranteed, on a joint and several basis, by NTE LLC and its subsidiaries and will be guaranteed by any newly acquired or formed subsidiaries, subject to certain limited exceptions. The ABL Facility and such guarantees are secured on a first priority basis by substantially all of NTE LLC's and such subsidiaries’ cash and cash equivalents, accounts receivable and inventory and on a second priority basis by NTE LLC's and such subsidiaries’ fixed assets (other than real property).
The ABL Facility contains certain covenants, including but not limited to limitations on debt, liens, investments, and dividends as well as the maintenance of a minimum fixed charge coverage ratio in certain circumstances.
As of June 30, 2016, the borrowing base under the ABL Facility was $290.9 million and availability under the ABL Facility was $229.2 million (which is net of $54.2 million outstanding letters of credit and $7.5 million in direct borrowings). The borrowers under the ABL Facility had $7.5 million in borrowings under the ABL Facility at June 30, 2016, located in Long-term debt on the condensed consolidated balance sheet.
2020 Secured Notes
As of June 30, 2016 and December 31, 2015, the Company had $350.0 million of outstanding aggregate principal of our 7.125% senior secured notes due 2020 (the “2020 Secured Notes”). A portion of these notes were issued with an offering premium of $4.2 million, which is being amortized to Interest expense, net over the remaining term of the notes. Additionally, professional service costs were incurred in both the issuance of the 2020 Secured Notes and the establishment of the ABL Facility which are presented within Long-term debt in the condensed consolidated balance sheets. The carrying value of these costs at June 30, 2016 and December 31, 2015 was $10.2 million and $11.6 million, respectively.
The 2020 Secured Notes are guaranteed, jointly and severally, on a senior secured basis by all of the Company’s existing and future 100% direct and indirect subsidiaries on a full and unconditional basis; however, there are certain obligations not guaranteed on a full and unconditional basis as a result of subsidiaries being released as guarantors. A subsidiary guarantee can be released under customary circumstances, including (a) the sale of the subsidiary, (b) the subsidiary being declared “unrestricted,” (c) the legal or covenant defeasance or satisfaction and discharge of the indenture, or (d) liquidation or dissolution of the subsidiary. Separate condensed consolidated financial information is not included as the guarantor company, NTE LP, does not have independent assets or operations. The 2020 Secured Notes and the subsidiary note guarantees are secured on a pari passu basis with certain hedging agreements by a first-priority security interest in substantially all present and hereinafter acquired tangible and intangible assets of NTE LLC and each of the subsidiary guarantors and by a second-priority security interest in the inventory, accounts receivable, investment property, general intangibles, deposit accounts and cash and cash equivalents collateralized by a $500 million secured asset-based ABL Facility with a maturity date of September 29, 2019. Additionally, the 2020 Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by NTE LP. NTE LP's creditors have no recourse to the assets of Western and its subsidiaries. Western's creditors have no recourse to the assets of NTE LP and its subsidiaries. The Company is required to make interest payments on May 15 and November 15 of each year, which commenced on May 15, 2013. There are no scheduled principal payments required prior to the 2020 Secured Notes maturing on November 15, 2020. The outstanding $350.0 million in 2020 Secured Notes are registered with SEC through two separate registrations occurring in October 2013 and January 2015.
At any time prior to the maturity date of the notes, the Company may, at its option, redeem all or any portion of the notes for the outstanding principal amount plus unpaid interest and a make-whole premium as defined in the indenture. If the Company experiences a change in control or makes certain asset dispositions, as defined under the indenture, the Company may be required to repurchase all or part of the notes plus unpaid interest and, in certain cases, pay a redemption premium.
The 2020 Secured Notes contain certain covenants that, among other things, limit the ability, subject to certain exceptions, of the Company to incur additional debt or issue preferred equity interests, to purchase, redeem or otherwise acquire or retire its equity interests, to make certain investments, loans and advances, to sell, lease or transfer any of its property or assets, to merge, consolidate, lease or sell substantially all of the Company’s assets, to suffer a change of control or to enter into new lines of business.
11. EQUITY
Western indirectly owns 100% of Northern Tier Energy GP LLC and 100.0% of the limited partnership interest in NTE LP.
Merger with Western
On December 21, 2015, Western and NTE LP announced that they had entered into an Agreement and Plan of Merger dated as of December 21, 2015 ("the Merger Agreement") with NTE GP and Western Acquisition Co, LLC, a Delaware limited liability company and wholly-owned subsidiary of Western ("MergerCo") whereby Western would acquire all of Northern Tier's outstanding common units not already owned by Western (the "Merger"). Under the terms of the Merger Agreement, each NTI common unit held by a Northern Tier unitholders other than Western and its subsidiaries (“NTI Public Unitholders”) was converted into the right to receive, subject to election by the NTI Public Unitholders and proration, (i) $15.00 in cash and 0.2986 of a share of Western common stock, (ii) $26.06 in cash without interest or (iii) 0.7036 of a share of Western common stock. The election was subject to proration to ensure that the aggregate cash paid and Western common stock issued in the Merger will equal the total amount of cash and number of shares of Western common stock that would have been paid and delivered if all NTI Public Unitholders received $15.00 in cash and 0.2986 of a share of Western common stock per Northern Tier common unit. On June 23, 2016, following the approval of the Merger by NTI common unitholders, all closing conditions to the Merger were satisfied, and the Merger was successfully completed. The transaction resulted in approximately 17.1 million additional shares of WNR common stock outstanding. Subsequent to this transaction, NTI continues to exist as a limited partnership and became an indirect wholly-owned subsidiary of Western (see Note 19).
Distribution Policy
Prior to our merger with Western, the Company generally made distributions, if any, within 60 days after the end of each quarter, to unitholders of record as of the applicable record date. The board of directors of the Company's general partner adopted a policy pursuant to which distributions for each quarter, if any, would equal the amount of available cash the Company generated in such quarter, if any. Distributions on the Company's units were in cash. Available cash for each quarter, if any, was determined by the board of directors of the Company's general partner following the end of such quarter. Distributions were expected to be based on the amount of available cash generated in such quarter. Available cash for each quarter was generally equal the Company's cash flow from operations for the quarter, excluding working capital changes, less cash required for maintenance and regulatory capital expenditures, reimbursement of expenses incurred by the Company's general partner and its affiliates, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deemed necessary or appropriate, including reserves for turnaround and related expenses, working capital, and organic growth projects. Pursuant to the terms of the Merger Agreement, the Company declared and paid a prorated quarterly distribution for the period April 1, 2016, to June 13, 2016, which was paid on June 23, 2016, to unitholders of record as of immediately prior to the Effective Time of the Merger (as defined in the Merger Agreement).

Subsequent to the merger with Western, Northern Tier changed its distribution policy to distribute cash to entities controlled directly or indirectly by Western on a discretionary basis with respect to timing and amount, subject to maintaining cash reserves sufficient to cover expected working capital needs, turnaround and capital spending needs, debt service, hedging net losses, and certain other contractual obligations deemed necessary or appropriate by the board of directors of our general partner.
The following table details the quarterly distributions paid to common unitholders for each of the quarters in the year ended December 31, 2015 and the six months ended June 30, 2016:

Date Declared	Date Paid	Common Units and equivalents at record date (in millions)	Distribution per common unit and equivalent	Total Distribution (in millions)
2015 Distributions:
February 5, 2015	February 27, 2015	93.7	$0.49	$45.9
May 5, 2015	May 29, 2015	93.7	1.08	100.8
August 4, 2015	August 28, 2015	93.7	1.19	111.3
November 3, 2015	November 25, 2015	93.7	1.04	97.3
Total distributions paid during 2015			$3.80	$355.3
2016 Distributions:
February 3, 2016	February 19, 2016	94.2	$0.38	$36.0
June 13, 2016	June 23, 2016	93.0	0.18	16.7
Total distributions paid during 2016			$0.56	$52.7
Changes in Partners' Equity

(in millions)	Partners' Capital	Accumulated Other Comprehensive Income	Total Partners' Equity
Balance at December 31, 2015	$392.9	$0.2	$393.1
Net income	85.3	—	85.3
Distributions	(52.7)	—	(52.7)
Equity-based compensation expense	8.0	—	8.0
Reclassification of cash payable equity awards to liability and reversal of accrued distributions	(0.1)	—	(0.1)
Amortization of net prior service cost and deferred loss on defined benefit plans	—	(0.2)	(0.2)
Balance at June 30, 2016	$433.4	$—	$433.4
From the beginning of the year to immediately prior to our merger with Western on June 23, 2016, the Company's common units issued and outstanding increased by 114,047, which was primarily attributable to the conversion of phantom units into common units upon vesting (see Note 14). Upon our merger with Western, 100% of our limited common units were indirectly owned by Western.
12. FAIR VALUE MEASUREMENTS
As defined in GAAP, fair value is the price that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP describes three approaches to measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach, each of which includes multiple valuation techniques. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to measure fair value by converting future amounts, such as cash flows or earnings, into a single present value amount using current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace the service capacity of an asset. This is often referred to as current replacement cost. The cost approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.
Accounting guidance does not prescribe which valuation technique should be used when measuring fair value and does not prioritize among the techniques. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used in applying the various valuation techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the fair value hierarchy while Level 3 inputs are given the lowest priority. The three levels of the fair value hierarchy are as follows:

•
Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3 – Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.
The Company uses a market or income approach for recurring fair value measurements and endeavors to use the best information available. Accordingly, valuation techniques that maximize the use of observable inputs are favored. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy.
The Company’s current asset and liability accounts contain certain financial instruments, the most significant of which are trade accounts receivables and trade payables. The Company believes the carrying values of its current assets and liabilities approximate fair value. The Company’s fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments, the Company’s historical incurrence of insignificant bad debt expense and the Company’s expectation of future insignificant bad debt expense, which includes an evaluation of counterparty credit risk.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2016 and December 31, 2015:

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$24.6	$24.6	$—	$—
Other current assets
Derivative asset - current	2.4	—	2.4	—
Other assets
Derivative asset - long-term	1.3	—	1.3	—
	$28.3	$24.6	$3.7	$—

LIABILITIES
Accrued liabilities
Derivative liability - current	$1.3	$—	$1.3	$—
	$1.3	$—	$1.3	$—

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$70.9	$70.9	$—	$—
Other current assets
Derivative asset - current	1.9	—	1.9	—
	$72.8	$70.9	$1.9	$—

LIABILITIES
Accrued liabilities
Derivative liability - current	$9.4	$—	$9.4	$—
	$9.4	$—	$9.4	$—
As of both June 30, 2016 and December 31, 2015, the Company had no Level 3 fair value assets or liabilities.
The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or of the change in circumstances that caused the transfer. For the six months ended June 30, 2016 and 2015, there were no transfers in or out of Levels 1, 2 or 3.
Assets not recorded at fair value on a recurring basis, such as property, plant and equipment, intangible assets and cost method investments, are recognized at fair value when they are impaired. During the six months ended June 30, 2016 and 2015, there were no impairments of such assets.
The carrying value of debt, which is reported on the Company’s condensed consolidated balance sheets, reflects the cash proceeds received upon issuance, net of subsequent repayments. The fair value of the 2020 Secured Notes disclosed below was determined based on quoted prices in active markets (Level 1).

	June 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Secured Notes	$343.0	$351.8	$342.0	$360.5
13. ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in asset retirement obligations:

	Six Months Ended
(in millions)	June 30, 2016	June 30, 2015
Asset retirement obligation balance at beginning of period	$2.4	$2.4
Costs incurred to remediate	(0.1)	(0.2)
Accretion expense	0.1	0.1
Asset retirement obligation balance at end of period	$2.4	$2.3
14. EQUITY-BASED COMPENSATION
Prior to Northern Tier's merger with Western, the Company maintained the 2012 Long-Term Incentive Plan ("LTIP"). Effective upon the closing of the Merger, Western's board of directors adopted and assumed the LTIP and amended and renamed the LTIP to the Northern Tier Energy LP Amended and Restated 2012 Long-Term Incentive Plan ("Amended LTIP"). The Amended LTIP changed, among other things, the unit of equity from a unit of NTI common partnership interest to a share of Western common stock and the administrator of the plan was changed from the board of directors of the NTE GP to the board of directors of Western or its applicable committee. All unvested equity awards at the time of the Company's merger with Western were exchanged for new awards under the Amended LTIP consistent with the terms of the Merger Agreement.
The Company recognized equity-based compensation expense of $3.4 million and $2.9 million for the three months ended June 30, 2016, and 2015, respectively and $8.0 million and $5.5 million for the six months ended June 30, 2016, and 2015, respectively, related to these plans. This expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

AMENDED LTIP
Approximately 0.2 million Western common share equivalents are reserved for issuance under the Amended LTIP as of June 30, 2016. The Amended LTIP permits the award of stock options, restricted stock, phantom stock, dividend equivalent rights, stock appreciation rights and other awards that derive their value from the market price of Western's common stock. As of June 30, 2016, approximately 0.8 million shares of equity denominated awards and approximately $9.1 million in cash denominated awards were outstanding under the Amended LTIP. The Company recognized the expense on all LTIP awards ratably from the grant date until all units vested. Service-based awards generally vested ratably over a three-year period beginning on the award's first anniversary date and performance-based awards generally vested following the end of the measurement period which, for the performance-based phantom awards, had traditionally been three years after the commencement of the measurement period. Compensation expense related to service-based phantom awards was based on the grant date fair value as determined by the closing market price on the grant date, reduced by the fair value of estimated forfeitures. Compensation expense related to performance-based phantom awards was based on the grant date fair value as determined by either the closing price on the grant date and management's estimates on the number of units that ultimately vested in the case of awards with company performance based criteria or by third-party valuation experts in the case of awards with market based criteria. For awards to employees, the Company estimated a forfeiture rate which was subject to revision depending on the actual forfeiture experience.
As of June 30, 2016, the total unrecognized compensation cost for stock and cash awards under the Amended LTIP was $22.4 million.
Restricted Common Units
Legacy NTI Service-based Restricted Common Unit Awards
As of June 30, 2016, the Company had no restricted common units outstanding as all restricted common units were exchanged upon the Company's merger with Western. As a replacement for these awards, for every one unvested outstanding restricted common unit, 1.0323 shares of Western phantom stock were issued to the participant with all vesting dates remaining unchanged.
A summary of the service-based restricted common unit activity is set forth below:

	Number of	Weighted	Weighted
	restricted common units	Average Grant	Average Term
	(in thousands)	Date Value	Until Maturity
Nonvested at December 31, 2015	191.5	$24.75	1.0
Forfeited	(12.3)	$25.57	—
Vested	(34.5)	$26.83	—
Exchanged due to merger	(144.7)	$24.18	0.5
Nonvested at June 30, 2016	—	$—	—
Phantom Common Units
Legacy NTI Service-based Phantom Common Unit Awards
As of June 30, 2016, the Company had no service-based phantom common units outstanding as all service-based phantom common units were exchanged in accordance with the Merger. For every one unvested service-based phantom common units outstanding, 1.0323 shares of Western phantom stock were issued to the participant with all vesting dates remaining unchanged.

A summary of the service-based phantom common unit activity is set forth below:

	Number of phantom common units			Weighted	Weighted
	(in thousands)			Average Grant	Average Term
	Service-Based	Performance-Based	Total	Date Value	Until Maturity
Nonvested at December 31, 2015	581.9	260.7	842.6	$24.00	1.5
Awarded	381.0	163.6	544.6	$25.87	2.5
Incremental performance units	—	231.8	231.8	$27.82	2.0
Forfeited	(16.5)	(19.1)	(35.6)	$25.36	—
Vested	(269.2)	(1.8)	(271.0)	$24.10	—
Exchanged due to merger	(677.2)	(635.2)	(1,312.4)	$25.45	2.0
Nonvested at June 30, 2016	—	—	—	$—	—
Western Service-based Phantom Stock Unit Awards
As a result of the Merger, both the previously outstanding service-based restricted and phantom common unit awards were exchanged with 0.8 million service based awards of Western phantom stock. Upon vesting, Western may settle these awards in common stock, cash or a combination of both, in the discretion of the board of directors of Western or its applicable committee. The new Western phantom stock awards participate in dividends on an equal basis with Western's common shareholders. However, dividends for phantom stock awards are paid in cash only upon vesting. In the event that unvested phantom stock awards are forfeited or canceled, any unpaid dividends on the underlying awards are also forfeited by the grantee. For phantom stock awards outstanding at June 30, 2016, the forfeiture rates ranged from zero to 30%, depending on the employee pay grade classification.
Legacy NTI Performance-based Phantom Common Unit Awards
As of June 30, 2016, the Company had no performance-based phantom common units outstanding as all performance-based phantom common units were exchanged in accordance with the Merger. Western issued (a) fixed-value cash denominated awards for the pre-merger time period pertaining to the legacy NTI performance-based phantom common unit awards based upon the performance multiples achieved through March 31, 2016 (the most recently completed quarter prior to the Merger date) and (b) variable-value cash denominated awards for the post-merger time period pertaining to the legacy NTI performance-based phantom common unit awards. Both the fixed value and variable value awards were converted to cash denominated awards at a rate of $21.1049 in cash for every one unvested outstanding performance-based phantom common unit prior to the Merger.
Pre-Merger Period Service-Based Cash Denominated Awards
As of June 30, 2016, Western had $4.5 million in unvested fixed value, cash denominated awards applicable to the Company's pre-merger period ("Legacy Performance Awards"). These awards consisted of performance awards issued in both 2015 and 2016 at a weighted average performance multiple at the time of conversion of 190.5%. The vesting dates of the Legacy Performance Awards remained unchanged and are now subject only to service conditions. These awards have a weighted average term until maturity of 1.8 years. The related expense is amortized over the remaining service period using the straight-line method and recognized in selling, general and administrative expenses. In the event that unvested Legacy Performance Awards are forfeited or canceled, all dividend rights associated with the grant are also forfeited by the grantee. The forfeiture rates on the Legacy Performance Awards range from 5% to 20%, depending on the employee's pay grade classification.
Post-Merger Period Performance-Based Cash Denominated Awards
As of June 30, 2016, the Western had $4.6 million in unvested variable value, cash denominated awards applicable to the Company's post-merger period (the "Performance Cash Award"). Assuming a threshold EBITDA is achieved and the participant meets the service conditions throughout the vesting term, participants are entitled to a payout under the Performance Cash Award based on the Company’s achievement of two criteria compared to the performance peer group selected by the compensation committee of Western's board of directors over the performance period: (a) return on capital employed, referred to as a performance condition, and (b) total shareholder return, referred to as a market condition. The average of these two conditions is then multiplied by a third condition relating to Western's average safety rate over the performance period relative to the comparable average safety rate of the refining industry as published by the Bureau of Labor Statistics, and can range between 85% for relatively poor safety performance to 115% for relatively superior safety performance.
The Company accounts for the performance and market conditions in each Performance Cash Award as separate liability awards and remeasures the expected liability each period.

15. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsors one qualified defined contribution plan for eligible employees. Eligibility is based upon a minimum age requirement and a minimum level of service. Participants may make contributions of a percentage of their annual compensation subject to Internal Revenue Service limits. In 2016, the Company provides a non-matching contribution of 3.0% of eligible compensation and a matching contribution at the rate of 100% of a participant’s contribution up to 6.0%. Total Company contributions to the Retirement Savings Plans were $1.6 million for both the three months ended June 30, 2016 and 2015, respectively, and $4.2 million and $4.0 million for the six months ended June 30, 2016 and 2015, respectively.
Cash Balance Plan
The Company sponsors a defined benefit cash balance pension plan (the “Cash Balance Plan”) for eligible employees. Company contributions are made to the cash account of the participants equal to 5.0% of eligible compensation. Participants’ cash accounts also receive interest credits each year based upon the average thirty-year United States Treasury bond rate published in September preceding the respective plan year. Participants become fully-vested in their accounts after three years of service. The net periodic benefit cost related to the Cash Balance Plan for the three months ended June 30, 2016 and 2015 was $0.6 million and $0.7 million, respectively, and for the six months ended June 30, 2016 and 2015 was $1.2 million and $1.3 million, respectively, related primarily to current period service costs.
16. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information is as follows:

	Six Months Ended
(in millions)	June 30, 2016	June 30, 2015
Net cash from operating activities included:
Interest paid	$14.1	$13.6
Income taxes paid	—	0.9

Noncash investing and financing activities include:
Capital expenditures included in accounts payable	$15.9	$5.5
PP&E derecognized from sale leaseback continuing involvement release	—	1.8
PP&E additions resulting from a capital lease	0.3	—
Distributions accrued on unvested equity awards	—	1.2

17. COMMITMENTS AND CONTINGENCIES
The Company is the subject of, or party to, contingencies and commitments involving a variety of matters. Certain of these matters are discussed below. While the results of these commitments and contingencies cannot be predicted with certainty, the Company believes that the final resolution of the foregoing would not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements as a whole.
Legal Matters
On February 20, 2015, a customer served a complaint in the United States District Court for the District of Minnesota alleging violations of the Telephone Consumer Protection Act. The plaintiff purports to bring the action also on behalf of others similarly situated and seeks statutory penalties, injunctive relief, and other remedies. The Company is vigorously defending itself. This action is in its preliminary stages.
Environmental Matters
The Company is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 2016 and December 31, 2015, accruals for remediation and closure obligations totaled $8.4 million and $8.6 million, respectively. Of the $8.4 million and $8.6 million accrued, $2.5 million and $2.6 million are recorded on a discounted basis at June 30, 2016 and December 31, 2015, respectively. These discounted liabilities are expected to be settled over at least the next 22 years. At June 30, 2016, the estimated future cash flows to settle these discounted liabilities totaled $2.9 million, and are discounted at a rate of 1.95%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.1 million and $0.2 million at June 30, 2016 and December 31, 2015, respectively. Costs associated with environmental remediation are recorded in direct operating expenses in the statement of operations.
On June 3, 2014, SPPR was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency ("MPCA") relating to its upgraded wastewater treatment plant at its St. Paul Park refinery. This permit required the refinery to conduct additional testing of its remaining lagoon. The testing was completed in the fourth quarter of 2014 and following the Company's review of the test results and additional discussions with the MPCA, the Company plans to close the remaining lagoon. The MPCA accepted the Company's remediation plan in the fourth quarter of 2015. At June 30, 2016 and December 31, 2015, the Company estimates the remaining remediation costs to be approximately $5.9 million, and $6.0 million, respectively, subject to receiving final bids from contractors. In connection with the Company's December 2010 acquisition of the St. Paul Park refinery, among other assets, from Marathon Petroleum Company LP ("Marathon"), the Company entered into an agreement with Marathon which required Marathon to share in the future remediation costs of this Lagoon, should they be required. During the three months ended September 30, 2015, the Company entered into a settlement and release agreement with Marathon and received $3.5 million pursuant to this settlement which was recorded as a reduction of direct operating expenses.
Franchise Agreements
In the normal course of its business, SAF enters into ten-year license agreements with the operators of franchised SuperAmerica brand retail outlets. These agreements obligate SAF or its affiliates to provide certain services including information technology support, maintenance, credit card processing and signage for specified monthly fees.
18. SEGMENT INFORMATION
The Company has two reportable operating segments: Refining and Retail. Each of these segments is organized and managed based upon the nature of the products and services they offer. The segment disclosures reflect management’s current organizational structure.

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal, NTOT and related assets, and includes the Company’s interest in MPL and MPLI, and

•	Retail – operates 170 convenience stores primarily in Minnesota and Wisconsin. The retail segment also includes the operations of NTB and SAF.

Operating results for the Company’s operating segments are as follows:

	Three Months Ended June 30, 2016
(in millions)	Refining	Retail		Other		Total
Revenues
Customer	$539.0	$273.3		$—		$812.3
Intersegment	151.2	—		—		151.2
Segment revenues	690.2	273.3	1.0	—	2.0	963.5
Elimination of intersegment revenues	—	—		(151.2)		(151.2)
Total revenues	$690.2	$273.3		$(151.2)		$812.3

Income (loss) from operations	$82.1	$3.1		$(7.5)		$77.7
Income from equity method investment	$4.5	$—		$—		$4.5
Depreciation and amortization	$9.2	$2.1		$0.3		$11.6
Capital expenditures	$26.2	$0.1		$0.2		$26.5

	Three Months Ended June 30, 2015
(in millions)	Refining	Retail		Other	Total
Revenues
Customer	$660.6	$299.2		$—	$959.8
Intersegment	179.2	—		—	179.2
Segment revenues	839.8	299.2	1.0	—	1,139.0
Elimination of intersegment revenues	—	—		(179.2)	(179.2)
Total revenues	$839.8	$299.2		$(179.2)	$959.8

Income (loss) from operations	$140.5	$5.6		$(6.8)	$139.3
Income from equity method investment	$4.2	$—		$—	$4.2
Depreciation and amortization	$8.8	$1.9		$0.1	$10.8
Capital expenditures	$9.7	$1.2		$0.2	$11.1

	Six Months Ended June 30, 2016
(in millions)	Refining	Retail	Other	Total
Revenues
Customer	$920.6	$496.1	$—	$1,416.7
Intersegment	264.9	—	—	264.9
Segment revenues	1,185.5	496.1	—	1,681.6
Elimination of intersegment revenues	—	—	(264.9)	(264.9)
Total revenues	$1,185.5	$496.1	$(264.9)	$1,416.7

Income (loss) from operations	$110.2	$4.8	$(15.5)	$99.5
Income from equity method investment	$10.0	$—	$—	$10.0
Depreciation and amortization	$18.2	$4.3	$0.4	$22.9
Capital expenditures	$52.6	$1.6	$0.2	$54.4

	Six Months Ended June 30, 2015
(in millions)	Refining	Retail	Other	Total
Revenues
Customer	$1,205.7	$547.9	$—	$1,753.6
Intersegment	323.7	—	—	323.7
Segment revenues	1,529.4	547.9	—	2,077.3
Elimination of intersegment revenues	—	—	(323.7)	(323.7)
Total revenues	$1,529.4	$547.9	$(323.7)	$1,753.6

Income (loss) from operations	$263.6	$8.3	$(13.1)	$258.8
Income from equity method investment	$7.8	$—	$—	$7.8
Depreciation and amortization	$17.5	$3.7	$0.4	$21.6
Capital expenditures	$14.3	$3.1	$0.3	$17.7
Intersegment sales from the refining segment to the retail segment consist primarily of sales of refined products which are recorded based on contractual prices that are market-based. Revenues from external customers are nearly all in the United States.
Total assets by segment were as follows:

(in millions)	Refining	Retail	Other	Total
At June 30, 2016	$1,093.1	$138.0	$33.4	$1,264.5

At December 31, 2015	$917.4	$138.7	$81.2	$1,137.3
Total assets for the refining and retail segments exclude all intercompany balances. All cash and cash equivalents are included in Other. All property, plant and equipment are located in the United States.
19. MERGER TRANSACTION
On December 21, 2015, Western entered into the Merger Agreement, by and among Western, MergerCo, NTI and Northern Tier Energy GP LLC, the general partner of NTI and a wholly-owned subsidiary of Western (“NTI GP”). On June 23, 2016, following the approval of the Merger by NTI common unitholders, all closing conditions to the Merger were satisfied, and the Merger was successfully completed. Upon the terms and subject to the conditions set forth in the Merger Agreement, MergerCo merged with and into NTI, the separate limited liability company existence of MergerCo ceased and NTI continued to exist, as a limited partnership under Delaware law and as an indirect wholly-owned subsidiary of Western, as the surviving entity in the Merger.
Prior to the Merger, NT InterHoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Western ("NT InterHoldCo"), owned 100% of the membership interests in NTI GP and 38.3% of NTI’s outstanding common units representing limited partner interests in NTI (“NTI Common Units”). NT InterHoldCo also owned 100% of the membership interests in Western Acquisition Holdings, LLC, a Delaware limited liability company and holder of 100% of the membership interests in MergerCo (“MergerCo HoldCo”). Following the Merger, NTI GP remained the sole general partner of NTI, the NTI Common Units held by Western and its subsidiaries were unchanged and remained issued and outstanding, and, by virtue of the Merger, all of the membership interests in MergerCo automatically converted into the number of NTI Common Units (excluding any NTI Common Units owned by Western and its subsidiaries) issued and outstanding immediately prior to the effective time of the Merger. Consequently, NT InterHoldCo and its wholly-owned subsidiary, MergerCo HoldCo, became the sole limited partners of NTI.
Pursuant to the Merger Agreement, Western paid $859.9 million in cash and issued 17.1 million shares of Western Common Stock adjusted slightly for cash paid in lieu of fractional shares. Based upon the consideration elections made by NTI common unitholders, this cash and Western Common Stock was allocated among NTI common unitholders as follows:

•
NTI common unitholders who made a valid “Mixed Election” (as defined in the Merger Agreement), or who made no election, received $15.00 in cash and 0.2986 of a share of Western Common Stock for each such NTI common unit held.

•
NTI common unitholders who made a valid “Cash Election” (as defined in the Merger Agreement) received $15.357 in cash and 0.28896 of a share of Western Common Stock, prorated in accordance with the Merger Agreement for each such NTI common unit held.

•	NTI common unitholders who made a valid “Stock Election” (as defined in the Merger Agreement) received 0.7036 of a share of Western Common Stock for each such NTI common unit held.