Form 10-K
period 2016-12-31
Western Refining, Inc.; Northern Tier Energy LP
filed 2017-03-01
CIK 1339048, 1533454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	I.R.S. Employer Identification No.
001-32721	WESTERN REFINING, INC.	20-3472415
Delaware
212 N. Clark Dr.
El Paso, Texas 79905
(915) 775-3300

001-35612	NORTHERN TIER ENERGY LP	80-0763623
Delaware
1250 W. Washington Street, Suite 300
Tempe, Arizona 85281
(602) 302-5450
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Western Refining, Inc. - Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Western Refining, Inc.	Yes	☑	No	☐
Northern Tier Energy LP	Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Western Refining, Inc.	Yes	☐	No	☑
Northern Tier Energy LP	Yes	☐	No	☑
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

Western Refining, Inc.	☑
Northern Tier Energy LP	☑
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Western Refining, Inc.	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Northern Tier Energy LP	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Western Refining, Inc.	Yes	☐	No	☑
Northern Tier Energy LP	Yes	☐	No	☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,723,259,136.
As of February 24, 2017, there were 108,698,435 shares outstanding, par value $0.01, of the registrant’s common stock.
Northern Tier Energy LP meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the registrant’s 2017 annual meeting of stockholders are incorporated by reference into Part III of this report or will be provided in an amendment filed on Form 10-K/A.

WESTERN REFINING, INC. AND SUBSIDIARIES

i

Explanatory Note
This report on Form 10-K is a combined report being filed separately by Western Refining, Inc. (“Western”) and Northern Tier Energy LP (“NTI”). Western owns all of the common units of NTI and NTI meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing its information within this Form 10-K with the reduced disclosure format. NTI's debt is in the form of senior secured notes due in 2020 and the indenture governing NTI's senior secured notes requires that it publicly disclose its quarterly financial position, results of operations and cash flows through the maturity date or retirement of its senior secured notes. Western and NTI have elected to include NTI's statements of financial position, results of operations, statements of cash flows and corresponding notes to its consolidated financial statements for all periods required within a separate section of this Annual Report on Form 10-K. Each of Western and NTI is filing on its own behalf the information contained in this report that relates to itself, and neither entity makes any representation as to information relating to the other entity. Where information or an explanation is provided that is substantially the same for each entity, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each entity, separate information and explanation has been provided.

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Annual Report on Form 10-K and in particular under the sections entitled Item 1. Business, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, including the regulation of our industry, business strategy, our proposed merger with Tesoro Corporation (“Tesoro”), future operations, our expectations for margins and crack spreads, seasonality, the discount between West Texas Intermediate ("WTI") crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, volatility of crude oil prices, additions to pipeline capacity in the Permian Basin and at Cushing, Oklahoma, pipeline access to advantaged crude oil, expected share repurchases and dividends, volatility in pricing of Renewable Identification Numbers ("RIN"), taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational and maintenance improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact upon our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

•	the possibility that the proposed merger with Tesoro is not consummated in a timely manner or at all;

•	the diversion of management in connection with the proposed merger with Tesoro;

•	our ability to realize the anticipated benefits of the merger with NTI;

•	availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	the successful integration and future performance of acquired assets, businesses or third-party product supply, and the possibility that expected synergies may not be achieved;

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
Western Refining, Inc.
Overview
We are an independent crude oil refiner and marketer of refined products incorporated in September 2005 under Delaware law with principal offices located in El Paso, Texas. Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol “WNR.” We own certain operating assets directly and the controlling general partner interest, incentive distribution rights and a 52.6% limited partner interest in Western Refining Logistics, LP (“WNRL”). WNRL common partnership units trade on the NYSE under the symbol "WNRL."
We produce refined products at our refineries in El Paso, Texas (135,000 barrels per day, or bpd, crude oil throughput capacity), near Gallup, New Mexico (25,000 bpd capacity) and St. Paul Park, Minnesota (102,000 bpd capacity). We sell refined products primarily in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico through bulk distribution terminals and wholesale marketing networks. We also sell refined products through two retail networks with a total of 544 company-operated and franchised retail sites in the United States.
WNRL provides logistical services to our refineries in the Southwest and Upper Great Plains regions and operates several lubricant and bulk petroleum distribution plants and a fleet of crude oil, asphalt and refined product delivery trucks. WNRL distributes wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas.
On November 16, 2016, we entered into an Agreement and Plan of Merger (the “Tesoro Merger Agreement”) with Tesoro, Tahoe Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of Tesoro (“Merger Sub 1”), and Tahoe Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Tesoro (“Merger Sub 2”), pursuant to which Merger Sub 1 will merge with and into the Company (the “First Merger,” and, if a second merger election as discussed below is not made, the “Tesoro Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Tesoro. Subject to the terms and conditions set forth in the Tesoro Merger Agreement, upon consummation of the First Merger, each share of our common stock (each, a “Western Share”) issued and outstanding immediately prior to the effective time of the First Merger (excluding Western Shares owned by the Company or Tesoro or any of their respective direct or indirect wholly-owned subsidiaries that are not held on behalf of third parties) will be converted into and become exchangeable for, at the election of the holder of such Western Share, either (a) $37.30 in cash or (b) 0.4350 shares of common stock in each case without interest. Western stockholders as of the close of business on February 10, 2017, the record date, have been invited to attend a special meeting of Western stockholders on March 24, 2017 at 10:00 am Mountain Standard Time, to consider and vote upon a proposal to adopt the Tesoro Merger Agreement and certain other matters related to the Tesoro Merger. On February 16, 2017, Tesoro filed with the SEC, and the SEC declared effective, a registration statement on Form S-4 (Reg. No. 333-215080), containing a joint proxy statement/prospectus of Tesoro and Western, which proxy statement/prospectus was first mailed to Tesoro and Western stockholders on February 17, 2017. See Note 31, Tesoro Merger, in the Notes to Consolidated Financial Statements included in this annual report for additional information on this transaction.
We own 100% of the limited partner interest in Northern Tier Energy LP ("NTI") and 100% of its general partner. We entered into an Agreement and Plan of Merger dated as of December 21, 2015 (the “NTI Merger Agreement”), with Western Acquisition Co, LLC, which is a wholly-owned subsidiary of Western, NTI and Northern Tier Energy GP LLC, to acquire all of NTI’s outstanding common units not already held by us (the “NTI Merger”). On June 23, 2016, following the approval of the NTI Merger Agreement by NTI common unitholders, all closing conditions to the NTI Merger were satisfied, and the NTI Merger was successfully completed. We incurred $500 million of additional secured indebtedness under our amended term loan credit agreement to partially fund the NTI Merger consideration. See Note 30, NTI, in the Notes to Consolidated Financial Statements included in this annual report for additional information on this transaction.

The following simplified diagram depicts the reporting entities in our organizational structure as of December 31, 2016:
Our operations are organized into three reportable segments based on manufacturing and marketing criteria and the nature of our products and services, our production processes and our types of customers. The three business segments are: refining, WNRL and retail.

•
Refining. Our refining segment owns and operates three refineries that process crude oil and other feedstocks primarily into gasoline, diesel fuel, jet fuel and asphalt. We market refined products to a diverse customer base including wholesale distributors and retail chains. The refining segment also sells refined products in the Mid-Atlantic region and Mexico.

•
WNRL. WNRL owns and operates terminal, storage, transportation and wholesale assets in the Southwest and terminal and storage assets in the Upper Great Plains region. WNRL's Southwest wholesale assets consist of a fleet of crude oil, asphalt and refined product truck transports and wholesale petroleum product operations. WNRL's primary customer is our refining segment. WNRL purchases its wholesale product supply from the refining segment and third-party suppliers.

•
Retail. Our retail segment operates retail convenience stores and unmanned commercial fleet fueling ("cardlock") locations located in the Southwest ("Southwest Retail") and Upper Great Plains ("SuperAmerica") regions. The retail convenience stores sell gasoline, diesel fuel and convenience store merchandise.

See Note 3, Segment Information, in the Notes to Consolidated Financial Statements included in this annual report for detailed information on our operating results by business segment. We sell a variety of refined products to a diverse customer base. No single customer accounted for more than 10% of consolidated net sales for the years ended December 31, 2016, 2015 and 2014.
Refining Segment
Our refining group operates a refinery in El Paso, Texas (the "El Paso refinery"), a refinery near Gallup, New Mexico (the "Gallup refinery") and a refinery in St. Paul Park, Minnesota (the "St. Paul Park refinery"). We supply refined products to the El Paso area via WNRL and other logistics assets adjacent to the El Paso refinery and to other areas including Tucson, Phoenix, Albuquerque and Juarez, Mexico through third-party pipeline systems linked to our El Paso refinery. We supply refined products to the Four Corners region and throughout Northern New Mexico from WNRL operations in Albuquerque, Bloomfield and Gallup, New Mexico. We supply refined products to the St. Paul Park area via WNRL and through a third-party pipeline and terminal system that has facilities throughout the Upper Great Plains region.

Our refining segment also includes our refined products marketing and distribution operations in the Mid-Atlantic region. On September 15, 2016, we sold certain assets consisting of terminals, transportation and storage assets and the related land located at our St. Paul Park refinery and Cottage Grove tank farm to WNRL. These assets primarily receive, store and distribute crude oil, feedstock and refined products associated with the St. Paul Park refinery (the "St. Paul Park Logistics Assets"). Prior to our sale of the St. Paul Park Logistics Assets (the "St. Paul Park Logistics Transaction"), our refining segment included the operations of the St. Paul Park Logistics Assets, and we have recast historical financial and operational data of the refining segment, for all periods presented, to reflect the sale of the St. Paul Park Logistics Assets to WNRL.
Principal Products. Our refineries make various grades of gasoline, diesel fuel, jet fuel and other products from crude oil, other feedstocks and blending components. We may acquire refined products through exchange agreements and from various third-party suppliers. We sell these products to WNRL, to our retail segment, to other independent wholesalers and retailers and sales and exchanges with major oil companies. We also sell crude oil directly or through exchanges with major oil companies. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for detail on production by refinery.
The following table summarizes sales percentages by category for the years indicated:

	Year Ended December 31,
	2016	2015	2014
Gasoline	42.4%	45.4%	41.6%
Diesel fuel	28.2	25.7	29.9
Jet fuel	7.4	5.4	5.4
Asphalt	5.5	5.2	3.6
Crude oil and other (1)	16.5	18.3	19.5
Total sales percentage by type	100.0%	100.0%	100.0%

(1)	Crude oil sales for the years ended December 31, 2016, 2015 and 2014 were $547.4 million, $1,078.2 million and $2,684.3 million, respectively.
Customers. We sell a variety of refined products to our diverse customer base and through WNRL's wholesale business. No single third-party customer of our refining segment accounted for more than 10% of our consolidated net sales during the years ended December 31, 2016, 2015 and 2014.
Other than sales of gasoline and diesel fuel for export to Juarez and other cities in Northern Mexico, our refining sales were domestic sales in the United States. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company and accounted for approximately 6.0%, 6.3% and 5.5% of our consolidated net sales during the years ended December 31, 2016, 2015 and 2014, respectively.
We also purchase additional refined products from third parties to supplement supply to our customers primarily in the Mid-Atlantic region. These products are similar to the products that we currently manufacture and represented approximately 5.7%, 6.5% and 7.3% of our total sales volumes during the years ended December 31, 2016, 2015 and 2014, respectively. The decrease from 2014 to 2016 was primarily the result of lower refined product sales activities in the Mid-Atlantic region.
Competition. The refining segment operates in the U.S. Southwest region including Arizona, Colorado, New Mexico, Utah and West Texas and the Upper Great Plains region including Minnesota and Wisconsin. These regions are supplied by substantial refining capacity from our refineries, from other regional refineries and from non-regional refineries via interstate pipelines.
Petroleum refining and marketing is highly competitive. Our southwest refineries primarily compete with Valero Energy Corporation, Phillips 66 Company, Alon USA Energy, Inc., HollyFrontier Corporation, Tesoro Corporation, Chevron Products Company ("Chevron") and Suncor Energy, Inc. as well as refineries in other regions of the country that serve the regions we serve through pipelines. Our St. Paul Park refinery competes directly with Koch Industries’ Flint Hills Resources Refinery in Pine Bend, Minnesota, as well as the other refiners in the region, that access the region by pipeline, and, to a lesser extent, other U.S. and foreign refiners. Principal competitive factors include costs of crude oil and other feedstocks, our competitors' refined product pricing, refinery efficiency, operating costs, refinery product mix and costs of product distribution and transportation. Due to their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of our competitors may be better able to withstand volatile market conditions, compete on the basis of price, obtain crude oil in times of shortage and bear the economic risk inherent in all phases of the refining industry.
In the Mid-Atlantic region, we compete with petroleum products distributors such as Shell Oil Company, BP Oil, CITGO Petroleum Corporation, Valero Energy Corporation and Exxon Mobil Corporation.

Various refined product pipelines supply our refined product distribution areas. Any expansions or additional product supplied by these third-party pipelines could put downward pressure on refined product prices in these areas.
To the extent that climate change legislation passes to impose domestic greenhouse gas restrictions, domestic refiners will be at a competitive disadvantage to offshore refineries not subject to the legislation.
El Paso Refinery
Our El Paso refinery has a crude oil throughput capacity of 135,000 bpd with access to third-party pipeline systems and WNRL logistics assets including approximately 5.3 million barrels of storage capacity, a refined product terminal and an asphalt plant and terminal. The refinery is well situated to serve two separate geographic areas allowing a diversified market pricing exposure. Tucson and Phoenix typically reflect a West Coast market pricing structure while El Paso, Albuquerque and Juarez, Mexico typically reflect a Gulf Coast market pricing structure.
Process Summary. Our El Paso refinery is a cracking facility that has historically run a high percentage of WTI crude oil to optimize the yields of higher value refined products that currently account for over 90% of our production output. We have the flexibility to process up to 22% West Texas Sour ("WTS") crude oil. Under a sulfuric acid regeneration and sulfur gas processing agreement with Veolia North America, Inc. ("Veolia"), Veolia constructed and operates two sulfuric acid regeneration units on property we lease to Veolia within our El Paso refinery.
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
The following table summarizes the historical feedstocks used by our El Paso refinery for the years indicated:

	Year Ended December 31,			Percentage For Year Ended December 31,
Refinery Feedstocks (bpd)	2016	2015	2014	2016
Crude Oil:
Sweet crude oil	104,454	105,064	96,384	74.7%
Sour crude oil	26,612	22,949	25,113	19.0%
Total Crude Oil	131,066	128,013	121,497	93.7%
Other Feedstocks and Blendstocks:
Intermediates and other	5,562	4,534	3,735	4.0%
Blendstocks	3,243	2,530	2,004	2.3%
Total Other Feedstocks and Blendstocks	8,805	7,064	5,739	6.3%
Total Crude Oil and Other Feedstocks and Blendstocks	139,871	135,077	127,236	100.0%
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
Process Summary. The Gallup refinery sources all of its crude oil supply from regionally produced Four Corners Sweet crude oil. Each barrel of raw materials processed by our Gallup refinery yielded in excess of 90% of high value refined products, including gasoline and diesel fuel, during the three years ended December 31, 2016.
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
We supplement the crude oil used at our Gallup refinery with other feedstocks that currently include locally produced natural gas liquids and condensate as well as other feedstocks produced outside of the Four Corners area. WNRL owns and operates a 14-mile pipeline that connects the Gallup refinery to Western's Wingate facility that provides additional receiving capacity for natural gas liquids consumed at the Gallup refinery.
The following table summarizes the historical feedstocks used by our Gallup refinery for the years indicated:

	Year Ended December 31,			Percentage For Year Ended December 31,
Refinery Feedstocks (bpd)	2016	2015	2014	2016
Crude Oil:
Sweet crude oil	22,964	24,071	25,130	89.2%
Total Crude Oil	22,964	24,071	25,130	89.2%
Other Feedstocks and Blendstocks:
Intermediates and other	1,230	934	867	4.8%
Blendstocks	1,557	1,725	1,786	6.0%
Total Other Feedstocks and Blendstocks	2,787	2,659	2,653	10.8%
Total Crude Oil and Other Feedstocks and Blendstocks	25,751	26,730	27,783	100.0%
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
St. Paul Park Refinery
Our St. Paul Park refinery located in St. Paul Park, Minnesota, has a crude oil throughput capacity of 102,000 bpd with access to third-party transportation systems and WNRL logistics assets including approximately 4.0 million barrels of storage capacity. It has the ability to process a variety of light, heavy, sweet and sour crudes into higher value refined products. Our St. Paul Park refinery competes directly with Koch Industries’ Flint Hills Resources Refinery in Pine Bend, Minnesota, as well as the other refiners in the region and, to a lesser extent, major U.S. and foreign refiners.

The St. Paul Park refinery is an integrated refining operation that includes storage and transportation assets. Our transportation assets include a 17% interest in the Minnesota Pipe Line Company, LLC ("MPL").
Process Summary. The St. Paul Park refinery is a cracking facility that processes a mix of light sweet, synthetic and heavy sour crude oils, predominately from Canada and North Dakota, into products such as gasoline, diesel, jet fuel, asphalt, kerosene, propane, LPG, propylene and sulfur.
Power and Natural Gas Supply. A regional electric company supplies electricity on a firm basis to our St. Paul Park refinery via five separate feeders to the main refinery areas. Three other utility feeders supply power to the tank farms and barge facilities and the northern turnaround and construction infrastructure. There are several uninterruptible power supply units throughout the plant and one generator to maintain computers and controls in the event of a power outage.
The refinery receives its natural gas supply via pipeline. The supply agreements are on a firm and interruptible basis. We purchase natural gas at market rates or under fixed-price agreements.
Raw Material Supply. The following table summarizes the historical feedstocks used by our St. Paul Park refinery.

	Period Ended December 31,			Percentage For Year Ended December 31,
Refinery Feedstocks (bpd)	2016	2015	2014	2016
Crude Oil Feedstocks:
Canadian	41,482	38,417	34,184	46.6%
Domestic	47,469	55,284	57,656	53.4%
Total Crude Oil	88,951	93,701	91,840	100.00%
Crude Oil Feedstocks by Type:
Light and intermediate	67,310	68,739	73,999	75.7%
Heavy	21,641	24,962	17,841	24.3%
Total Crude Oil	88,951	93,701	91,840	100.0%
Other Feedstocks and Blendstocks (1):
Natural gasoline	622	—	38	18.0%
Butanes	2,722	2,152	798	78.9%
Gasoil	—	—	351	—%
Other	105	662	498	3.0%
Total Other Feedstocks and Blendstocks	3,449	2,814	1,685	100.0%
Total Crude Oil and Other Feedstocks and Blendstocks	92,400	96,515	93,525	100.0%

(1)
Other Feedstocks and Blendstocks includes only feedstocks and blendstocks that are used at the refinery and does not include ethanol and biodiesel. Although we purchase ethanol and biodiesel to supplement the fuels produced at our St. Paul Park refinery, these are not included in the table as those items are blended at the terminal adjacent to the refinery or at terminals on the Magellan pipeline system.

Of the crude oils processed at the St. Paul Park refinery for the period ended December 31, 2016, approximately 47% was Canadian crude oil and the remainder was comprised of mostly light sweet crude oil from North Dakota.
In March 2012, NTI entered into an amended and restated crude oil supply and logistics agreement (the "Crude Intermediation Agreement") with J.P. Morgan Commodities Canada Corporation (“JPM CCC”), under which JPM CCC assisted NTI in the purchase of most of the crude oil requirements of NTI's refinery. JPM CCC announced its intention to sell the physical portions of its commodities business (that included JPM CCC) to Mercuria Energy Group Ltd. during the fourth quarter of 2014. In advance of this sale, JPM CCC and NTI mutually agreed to terminate the Crude Intermediation Agreement. In response, NTI increased the principal amount of its 2020 Secured Notes in September 2014 by an additional $75.0 million in principal value and increased its revolving credit facility to $500.0 million, which it primarily uses for crude procurement.
The Minnesota Pipeline system has a maximum capacity of approximately 465,000 bpd and is the primary supply route for crude oil to the St. Paul Park refinery. The Minnesota Pipeline extends from Clearbrook, Minnesota to the refinery and receives crude oil from Western Canada and North Dakota through connections with various Enbridge pipelines. We also purchase ethanol and biodiesel, as well as conventional petroleum based blendstocks, such as natural gasoline, to supplement the fuels produced at the refinery.

Refined Products Transportation. We distribute all gasoline and diesel fuel produced at our St. Paul Park refinery through pipelines owned by Magellan and via WNRL logistics assets including an eight-bay light products terminal located adjacent to the St. Paul Park refinery, a seven-bay heavy products terminal located on the St. Paul Park refinery's property, storage tanks, rail loading/unloading facilities and a Mississippi river dock. The primary fuel distribution is through WNRL's light products terminal. Approximately 60% of the gasoline and diesel volumes for the year ended December 31, 2016, were sold via the light products terminal to company-operated and franchised SuperAmerica branded convenience stores, Marathon Petroleum Company LP ("Marathon") branded convenience stores and other resellers. We have a contract with Marathon to supply substantially all of the gasoline and diesel requirements for the independently owned and operated Marathon branded convenience stores within the region that we supply. We also have a crude oil transportation operation in North Dakota that allows us to purchase crude oil at the wellhead in the Bakken Shale while limiting the impact of rising trucking costs for crude oil in North Dakota.
Light refined products that include gasoline and distillates, are distributed from the St. Paul Park refinery through a pipeline and terminal system owned by Magellan that has facilities throughout the Upper Great Plains and WNRL's light products terminal. Asphalt and heavy fuel oil are transported from the refinery via truck from WNRL's seven-bay heavy products terminal and via rail and barge through WNRL's rail facilities and Mississippi River barge dock and are sold to a broad customer base.
The location of the St. Paul Park refinery allows us to distribute refined products throughout the Upper Great Plains of the United States. The St. Paul Park refinery produces refined products including gasoline, diesel, jet fuel and asphalt that are marketed to resellers and consumers primarily in the Petroleum Administration for Defense District II region. We sold the majority of our refinery's 2016 gasoline and diesel sales volumes in Minnesota and Wisconsin with the remainder sold primarily in Iowa, Nebraska, Oklahoma and South and North Dakota.
We own 17% of the outstanding common interests of MPL and a 17% interest in MPL Investments, Inc. that owns 100% of the preferred interests of MPL. MPL owns the Minnesota Pipeline, a crude oil pipeline system in Minnesota that transports crude oil to the St. Paul area and supplies the St. Paul Park refinery crude oil input.
WNRL
WNRL owns and operates terminal, storage, transportation and wholesale assets. WNRL's primary customers are our refineries in the Southwest and Upper Great Plains region. WNRL is a primarily fee-based, Delaware master limited partnership that Western formed during 2013 to own, operate, develop and acquire logistics and related assets and businesses to include terminals, storage tanks, pipelines and other logistics assets related to the terminalling, transportation, storage and distribution of crude oil and refined products. As of December 31, 2016, Western's ownership of WNRL consisted of a 100% interest in WNRL's general partner and a 52.6% interest in a limited partnership that Western controls through the general partner.
On September 15, 2016, WNRL purchased the St. Paul Park Logistics Assets. In connection with the St. Paul Park Logistics Transaction, we entered into a terminalling, transportation and storage services agreement with Western under which WNRL agreed to provide product storage services, product throughput services and product additive and blending services at the terminal facilities located at or near the St. Paul Park Refinery. On October 30, 2015, Western sold the TexNew Mex Pipeline System to WNRL. In connection with the closing, Western also entered into an amendment to our Pipeline and Gathering Services Agreement with WNRL. On October 15, 2014, Western sold all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") to WNRL. Concurrent with the closing of its initial public offering on October 16, 2013, WNRL entered into commercial and service agreements with Western under which it operates assets contributed by Western for the purpose of generating fee-based revenues. See Note 29, Western Refining Logistics, LP, in the Notes to Consolidated Financial Statements included in this annual report for detailed information regarding these transactions.
Logistics - Pipeline and Gathering Assets. WNRL's pipeline and gathering assets consist of approximately 705 miles of crude oil pipelines and gathering systems that serve as the primary source of crude oil for our Gallup refinery and provide access to shale crude oil production in the Delaware Basin and southern New Mexico for shipment to our El Paso refinery through the Kinder Morgan crude oil pipeline. WNRL's pipeline and gathering assets also include two crude oil pipeline segments and one pipeline segment not currently in service, each of which is approximately 2.5 miles and extends from our St. Paul Park refinery in St. Paul Park, Minnesota to the St. Paul Park refinery's tank farm in Cottage Grove, Minnesota. These pipeline systems connect at various points to an aggregate of approximately 959,000 barrels of active crude oil storage located primarily in the Delaware Basin and in the Four Corners area.
Logistics - Terminalling, Transportation, Asphalt and Storage Assets. WNRL's terminalling, transportation and storage infrastructure consist of refined product distribution terminals at the El Paso, Gallup and St. Paul Park refineries and stand-alone refined products terminals located in Bloomfield and Albuquerque, New Mexico.

The Bloomfield product distribution terminal is permitted to operate at 19,000 bpd with a total storage capacity of approximately 696,000 barrels and a truck loading rack with four loading bays. Western maintains a long-term third-party exchange agreement to supply product through a pipeline connection to the Bloomfield product distribution terminal. WNRL provides additional product deliveries to Bloomfield from its truck fleet. The Albuquerque product distribution terminal is permitted to operate at 27,500 bpd with a refined product storage capacity of approximately 185,700 barrels and a truck loading rack with two loading bays. This terminal receives product deliveries via truck or pipeline, including deliveries from our El Paso and Gallup refineries where, between both locations, our combined active shell storage capacity is approximately 6.1 million barrels. These assets primarily receive, store and distribute crude oil, feedstock and refined products for Western’s Southwest refineries. WNRL also provides fee-based asphalt terminalling and processing services at an asphalt plant and terminal in El Paso and asphalt terminalling services at three stand-alone asphalt terminals in Albuquerque, Phoenix and Tucson that have a combined storage capacity of approximately 473,000 barrels.
Our St. Paul Park Logistics Assets provides the St. Paul Park refinery with storage and transfer services required to support the refinery's operations. The tank farm consists of storage tanks with a combined shell storage capacity of approximately 4.0 million barrels. Our St. Paul Park terminal distributes refined products supplied by the St. Paul Park refinery from a light products rack, a heavy products loading rack, certain rail and barge facilities and certain other related logistics assets.
Wholesale Assets. WNRL's wholesale assets include several lubricant and bulk petroleum distribution plants and a fleet of crude oil, refined product, asphalt and lubricant delivery trucks. WNRL distributes commercial wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas. WNRL purchases petroleum fuels and lubricants primarily from the refining segment and from third-party suppliers.
During the fourth quarter of 2016, WNRL completed an evaluation of its lubricant operations. After careful consideration, having concluded that lubricants are not strategic to its core operations, WNRL has taken steps to divest the remaining assets associated with this business. WNRL anticipates a completed sale within the first half of 2017. Assets related to our lubricant operations include $10.1 million in inventories and $7.3 million in property, plant and equipment in our Consolidated Balance Sheet at December 31, 2016. WNRL expects proceeds from this divestiture to result in a gain on disposal of assets; however, no amounts related to this anticipated transaction have been recorded in the Consolidated Statements of Operations for the year ended December 31, 2016.
WNRL's principal wholesale customers are retail fuel distributors, our retail segment and the mining, construction, utility, manufacturing, transportation, aviation and agricultural industries. Of the wholesale segment's net sales revenues, 25.6% and 21.8%, were to our retail segment and to Kroger Company, respectively, for the year ended December 31, 2016. WNRL competes with other wholesale petroleum products distributors in the Southwest such as Pro Petroleum, Inc.; Southern Counties Fuels; Synergy Petroleum, LLC; SoCo Group, Inc.; C&R Distributing, Inc.; and Brewer Petroleum Services, Inc.
Retail Segment
Southwest Retail
Southwest Retail operates retail stores that sell various grades of gasoline, diesel fuel and convenience store merchandise to the general public. Retail also operates unmanned commercial fueling locations ("cardlocks") that sell various grades of gasoline and diesel fuel to contract customers' vehicle fleets. At December 31, 2016, Southwest Retail operated 259 retail stores located in Arizona, Colorado, New Mexico and Texas and 51 cardlocks located in Arizona, Colorado, New Mexico and Texas. We supply the majority of our retail gasoline and diesel fuel inventories through WNRL and purchase general merchandise as well as beverage and food products from various third-party suppliers.
The main competitive factors affecting Southwest Retail are the location of the stores, brand identification and product price and quality. Our retail stores compete with Alon USA Energy, ampm, Brewer Oil Company, Circle K, Maverik, Murphy Oil, Quik-Trip, Shay Oil, Valero Energy Corporation and 7-2-11 food stores. Large chains of retailers like Costco Wholesale Corp., Wal-Mart Stores, Inc., Kroger Company, Dollar General, Family Dollar and other large grocery retailers compete in the motor fuel retail business. Our Southwest Retail operations are substantially smaller than many of these competitors that are potentially better able to withstand volatile conditions in the fuel market and lower profitability in merchandise sales due to their size.
Our Southwest Retail stores operate under various brands, including Giant, Western, Western Express, Howdy's and Mustang. Gasoline brands sold through these stores include Western, Giant, Phillips 66 Company, Conoco, 76, Shell Oil Company, Chevron, Mobil and Texaco.
SuperAmerica Retail
We have a retail-marketing network of 285 convenience stores, as of December 31, 2016, located throughout Minnesota, Wisconsin and South Dakota. We brand all of our company-operated and franchised convenience stores as SuperAmerica. We also own and operate SuperMom’s Bakery that prepares and distributes baked goods and other prepared items for sale in our retail outlets and for other third parties. Substantially all of the fuel gallons sold at our company-operated convenience stores for the period ended December 31, 2016, was supplied by our St. Paul Park refinery.
The main competitive factors affecting our SuperAmerica Retail operations are the location of the stores, brand identification and product price and quality. Our SuperAmerica retail stores compete with Holiday, Kwik Trip, Marathon and Freedom Valu Centers. Large chains of retailers like BP, Costco Wholesale Corp., Wal-Mart Stores, Inc., Kroger Company and other large grocery retailers compete in the motor fuel retail business. Our SuperAmerica retail operations are substantially smaller than many of these competitors that are potentially better able to withstand volatile conditions in the fuel market and lower profitability in merchandise sales due to their size.
The following table summarizes the ownership and location of our Southwest Retail and SuperAmerica Retail stores as of December 31, 2016:

	Owned	Leased	Franchised	Total
Southwest Retail:
Arizona	26	74	—	100
Colorado	10	2	—	12
New Mexico	74	43	—	117
Texas	—	30	—	30
	110	149	—	259
SuperAmerica Retail:
Minnesota	2	161	109	272
South Dakota	—	1	1	2
Wisconsin	—	6	5	11
	2	168	115	285
The following table summarizes the ownership and location of our cardlocks as of December 31, 2016:

	Owned	Leased	Private Sites (1)	Total
Arizona	14	7	13	34
Colorado	2	—	—	2
New Mexico	3	1	1	5
Texas	—	10	—	10
	19	18	14	51

(1)	The private site designation for cardlocks represents tanks and equipment that we own and operate on customer sites for the exclusive use of the customer.
Northern Tier Energy LP
NTI is a downstream energy limited partnership with refining, retail and logistics operations that serves the Upper Great Plains region of the United States. Western indirectly owns 100% of both Northern Tier Energy GP LLC and NTI. NTI operates the St. Paul Park Refinery and SuperAmerica retail business which are described above. For the year ended December 31, 2016, NTI had total revenues of $2,888.6 million, operating income of $105.6 million and net income of $76.5 million. For the year ended December 31, 2015, NTI had total revenues of $3,405.0 million, operating income of $368.1 million and net income of $331.0 million.
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
See Note 23, Contingencies, in the Notes to Consolidated Financial Statements included in this annual report for detailed information on significant environmental matters.
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

Employees
As of December 31, 2016, our companies employed 7,134 people including 559 WNRL employees in its wholesale segment. The collective bargaining agreements covering the El Paso, Gallup and St. Paul Park refinery employees expire in April 2021, April 2020 and December 2020, respectively. While all of our collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future and any such work stoppage could have a material effect on our business, financial condition and results of operations. The collective bargaining agreement covering the SuperMom's bakery operations expire in August 2017. Through our control of WNRL's general partner and its affiliate entities, we have seconded 295 full-time employees to WNRL as well as other employees who may provide services to WNRL from time to time.

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
On July 2, 2016, our Chief Executive Officer certified to the NYSE that he was not aware of any violation of the NYSE’s corporate governance listing standards. In addition, attached as Exhibits 31.1 and 32.1 to this Form 10-K are the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 1A.	Risk Factors
An investment in our common shares involves risk. In addition to the other information in this report and our other filings with the SEC, you should carefully consider the following risk factors in evaluating us and our business. The following risk factors relate to both Western and NTI.
Risks Related to Our Proposed Merger with Tesoro
Western stockholders will have a reduced ownership and voting interest in the combined company after the merger with Tesoro and will exercise less influence over management.
Currently, Western stockholders have the right to vote in the election of the Western board and the power to approve or reject any matters requiring stockholder approval under Delaware law and Western’s certificate of incorporation and bylaws. Upon completion of the Tesoro Merger, each Western stockholder who receives shares of Tesoro common stock in the Tesoro Merger will become a stockholder of Tesoro with a percentage ownership of Tesoro that is smaller than the Western stockholder’s current percentage ownership of Western. Based on the number of issued and outstanding shares of Tesoro common stock and shares of Western common stock as of February 8, 2017 and on the exchange ratio of 0.4350, after the merger Western stockholders are expected to become owners of between approximately 26.9% and approximately 29.0% of the outstanding shares of Tesoro common stock, depending on the number of Western stockholders that make a cash election, and without giving effect to any shares of Tesoro common stock held by Western stockholders prior to the completion of the Tesoro Merger. Even if all former Western stockholders voted together on all matters presented to Tesoro stockholders from time to time, the former Western stockholders would exercise significantly less influence over Tesoro after the completion of the merger relative to their influence over Western prior to the completion of the Tesoro Merger, and thus would have a less significant impact on the approval or rejection of future Tesoro proposals submitted to a stockholder vote.
The Tesoro Merger Agreement limits Western’s ability to pursue alternatives to the merger.
The Tesoro Merger Agreement contains provisions that may discourage a third party from submitting an acquisition proposal to Western that might result in greater value to Western’s stockholders than the Tesoro Merger, or may result in a potential competing acquirer of Western, proposing to pay a lower per share price to acquire Western, than it might otherwise have proposed to pay. These provisions include a general prohibition on Western from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by the Western board, entering into discussions with any third party regarding any acquisition proposal or offer for a competing transaction. Western also has an unqualified obligation to submit the Western merger proposal to a vote by its stockholders, even if Western receives an alternative acquisition proposal that the Western board believes is superior to the Tesoro Merger, unless Western terminates the Tesoro Merger Agreement in accordance with its terms prior to such time.

The Tesoro Merger Agreement may be terminated in accordance with its terms and the Tesoro Merger may not be completed.
The Tesoro Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Tesoro Merger. Those conditions include, among others: the adoption of the Tesoro Merger Agreement by Western stockholders, the approval by Tesoro stockholders of the issuance of shares of Tesoro common stock in connection with the Tesoro Merger, the expiration or termination of the waiting period applicable to the Tesoro Merger under the HSR Act without the imposition of a burdensome condition, the accuracy of representations and warranties under the Tesoro Merger Agreement (subject to the materiality standards set forth in the Tesoro Merger Agreement), Tesoro’s and Western’s performance of their respective obligations under the Tesoro Merger Agreement in all material respects and Western’s receipt of a written opinion of Davis Polk & Wardwell LLP (or another nationally recognized law firm selected by Western) regarding certain U.S. federal income tax matters. These conditions to the closing of the Tesoro Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Tesoro Merger may be delayed or may not be completed.
On December 8, 2016, notification and report forms under the HSR Act were filed with the FTC and the DOJ, which is referred to as the initial filing, with respect to the proposed merger. The waiting period with respect to the notification and report forms filed under the HSR Act was originally scheduled to expire at 11:59 p.m. Eastern Time on January 9, 2017. Effective January 9, 2017, as permitted by the Merger Agreement, Tesoro voluntarily withdrew its HSR Act notification to provide the FTC and the DOJ an extension beyond the initial 30-day HSR Act waiting period to conduct its review. On January 11, 2017, Tesoro re-filed its HSR Act notification with the FTC and DOJ. The new waiting period under the HSR Act was scheduled to expire at 11:59 p.m. on February 10, 2017. On February 10, 2017, Tesoro and Western received a second request from the FTC in connection with the FTC’s review of the transactions contemplated by the merger agreement. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both Tesoro and Western have complied with the second request or such later time as Tesoro and Western may agree with the FTC, unless the waiting period is terminated earlier by the FTC.
Under the terms of the Tesoro Merger Agreement, Tesoro will not be required to defend litigation or any similar proceeding if the DOJ or the FTC authorizes its staff to seek a preliminary injunction or restraining order to enjoin the completion of the merger.
Although Tesoro and Western currently believe they should be able to obtain the expiration or termination of the waiting period applicable under the HSR Act in a timely manner, they cannot be certain when or if it will be obtained or, if obtained, whether such expiration or termination will require terms, conditions or restrictions not currently contemplated that will be detrimental to the surviving company after the completion of the merger. Tesoro and Western have agreed to take certain actions to obtain the expiration or termination of the waiting period applicable under the HSR Act, except that Tesoro and Western will not be required to take any action constituting a burdensome condition, as defined in the Tesoro Merger Agreement.
In addition, Western has received a letter, dated January 27, 2017, from the Office of the Minnesota AG stating that the Office of the Minnesota AG intends to review the merger under the antitrust laws and requesting that Western provide information regarding the potential competitive effects of the merger in Minnesota.  Western is in the process of responding to this letter.
In addition, if the Tesoro Merger is not completed by November 16, 2017, either Tesoro or Western Refining may choose not to proceed with the Tesoro Merger and the parties can mutually decide to terminate the Tesoro Merger Agreement at any time, before or after stockholder approval. In addition, Tesoro and Western Refining may elect to terminate the Tesoro Merger Agreement in certain other circumstances.
Failure to complete the Tesoro Merger could negatively impact the price of shares of Western common stock, as well as Western’s respective future businesses and financial results.
The Tesoro Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Tesoro Merger. There can be no assurance that all of the conditions to the Tesoro Merger will be so satisfied or waived. If the conditions to the Tesoro Merger are not satisfied or waived, Tesoro and Western Refining will be unable to complete the Tesoro Merger.
If the Tesoro Merger is not completed for any reason, including the failure to receive the required approvals of Western’s stockholders, Western’s business and financial results may be adversely affected as follows:

•	Western may experience negative reactions from the financial markets, including negative impacts on the market price of shares of Western common stock;

•
the manner in which customers, vendors, business partners and other third parties perceive Western may be negatively impacted, which in turn could affect Western’s marketing operations or their ability to compete for new business or obtain renewals in the marketplace more broadly;

•	Western may experience negative reactions from employees; and

•
Western will have expended time and resources that could otherwise have been spent on Western’s existing businesses and the pursuit of other opportunities that could have been beneficial to the company, and Western Refining’s ongoing business and financial results may be adversely affected.

In addition to the above risks, if the Tesoro Merger Agreement is terminated and either party’s board seeks an alternative transaction, such party’s stockholders cannot be certain that such party will be able to find a party willing to engage in a transaction on more attractive terms than the Tesoro Merger. If the Tesoro Merger Agreement is terminated under specified circumstances, either Tesoro or Western Refining may be required to pay the other party a termination fee, reverse termination fee or other termination-related payment.
Western will be subject to business uncertainties while the Tesoro Merger is pending, which could adversely affect their respective businesses.
Uncertainty about the effect of the Tesoro Merger on employees and customers may have an adverse effect on Western. These uncertainties may impair Western’s ability to attract, retain and motivate key personnel until the Tesoro Merger is completed and for a period of time thereafter, and could cause customers and others that deal with Western to seek to change their existing business relationships with Western. Employee retention at Western may be particularly challenging during the pendency of the Tesoro Merger, as employees may experience uncertainty about their roles with Tesoro following the Tesoro Merger. In addition, the Tesoro Merger Agreement restricts Western from entering into certain corporate transactions and taking other specified actions without the consent of the other party, and generally requires Western to continue its operations in the ordinary course, until completion of the Tesoro Merger. These restrictions may prevent Western from pursuing attractive business opportunities that may arise prior to the completion of the Tesoro Merger.
Western will incur significant transaction and merger-related costs in connection with the Tesoro Merger, which may be in excess of those anticipated by Western.
Western has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Tesoro Merger Agreement, including the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the Tesoro Merger.
Western expects to continue to incur a number of non-recurring costs associated with completing the Tesoro Merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the Tesoro Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs and filing fees.
Western will also incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Western will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Tesoro Merger and the integration of the two companies’ businesses. Although Western expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow Western to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results of Tesoro following the completion of the Tesoro Merger.
Many of these costs will be borne by Western even if the Tesoro Merger is not completed.
Lawsuits have been filed against Western and the members of its board of directors challenging the adequacy of the disclosures made in the initial version of the joint proxy statement/prospectus filed on December 14, 2016, and an adverse ruling in one or more of these lawsuits may prevent the Tesoro Merger from being completed.
As of February 8, 2017, Western and the members of its board of directors have been named as defendants in five purported stockholder class actions filed in the United States District Court for the Western District of Texas by Western Refining stockholders challenging the adequacy of the disclosures to Western stockholders made in the initial version of the joint proxy statement/prospectus filed on December 14, 2016 regarding the transaction. The actions have been consolidated and an interim lead plaintiff and lead counsel have been appointed. The parties have also agreed to select an operative complaint. Although Tesoro, Tahoe Merger Sub 1, Inc., and Tahoe Merger Sub 2, LLC are included as defendants in the caption of three of the five complaints (but not the operative complaint), the body of those complaints does not identify those entities as defendants, and the complaints do not appear to assert any claims against them. None of the parties named as defendants in the case captions have been served with the complaint in any of these actions as of the date of this filing. Among other remedies, the plaintiffs seek to enjoin the Tesoro Merger until additional information relating to the transaction is disclosed. The actions also seek to recover costs and disbursements from the defendants, including attorneys’ fees and experts’ fees. The lawsuits are in a preliminary stage. On February 23, 2017, Western and the members of its board of directors filed a motion to dismiss the operative complaint in the consolidated proceedings. Additional lawsuits may be filed against Western and/or its board of directors in connection with the Tesoro Merger.
One of the conditions to the closing of the Tesoro Merger is that there must not have been enacted, issued, promulgated, enforced or entered by a court or other governmental entity of competent jurisdiction any applicable law that is in effect and restrains, enjoins or otherwise prohibits completion of the Tesoro Merger or the other transactions contemplated by the Tesoro Merger Agreement. Therefore, if any of the plaintiffs in one or more of these actions or in any additional lawsuits that may be filed secures injunctive relief or other relief prohibiting, delaying or otherwise adversely affecting the defendants’ ability to complete the Tesoro Merger, then such injunctive or other relief may prevent the Tesoro Merger from becoming effective within the expected timeframe or at all.
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
In recent years, the prices of crude oil, other feedstocks and refined products have fluctuated. The NYMEX WTI postings of crude oil for 2016 ranged from $29.64 per barrel in February 2016 to $52.17 per barrel in December 2016 to $52.94 as of February 24, 2017. In addition, the WTI/Brent discount has been volatile and we expect continued volatility in crude oil pricing and crack spreads. It is possible that this volatility in crude oil pricing and crack spreads may continue for prolonged periods of time due to numerous factors beyond our control. Prolonged periods of low crude oil prices could impact production growth of inland crude oil, which could reduce the amount of advantaged crude oil available and/or the discount of such crude oil and thereby impacting the profitability of our refineries. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline and other refined products. Such supply and demand are affected by, among other things:

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

•
product pipeline capacity, including the Magellan Southwest System pipeline, Kinder Morgan’s East Line and the Magellan pipeline system, all of which could increase supply in certain of our service areas and therefore reduce our margins;

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
The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities. As a result, we have no control over the changing market value of these inventories. Because our inventory of crude oil and refined product is valued at the lower of cost or market value under the

“last-in, first-out” ("LIFO") inventory valuation methodology, if the market value of our inventory were to further decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of products sold, such as we recorded in the fourth quarter of 2015. Due to the volatility in the price of crude oil and other blendstocks, we experienced fluctuations in our LIFO reserves during the past three years. We also experienced LIFO liquidations based on decreased levels in our inventories. These LIFO liquidations resulted in an increase in cost of products sold of $2.9 million and $16.1 million for the years ended December 31, 2016 and 2015, respectively, and a decrease in cost of products sold of $1.1 million for the year ended December 31, 2014.
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
Recent events have given rise to a heightened possibility of a substantial change to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact these changes will have on our business; however, it is possible that these changes could adversely affect our business, our cash flows, our profitability, and our ability to compete domestically and internationally. Until we know what changes are enacted, we will not know the type or extent of the effects on our business.
The present U.S. federal income tax treatment of publicly traded partnerships including WNRL may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, a proposal in the Fiscal Year 2017 Budget had recommended that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, this could result in a material decrease in our income from our interests in those subsidiaries.
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
Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. Failure to identify and manage these risks could result in explosions, fires, refinery or pipeline releases of crude oil or refined products or other incidents resulting in personal injury, loss of life, environmental damage, property damage, legal liability, loss of revenue and substantial fines by government authorities. These hazards and risks include, but are not limited to, the following:

•	natural disasters;

•	weather-related disruptions;

•	fires;

•	explosions;

•	pipeline ruptures and spills;

•	third-party interference;

•	disruption of natural gas deliveries;

•	disruptions of electricity deliveries;

•	disruption of sulfur gas processing by Veolia at our El Paso refinery; and

•	mechanical failure of equipment at our refineries or third-party facilities.
Any of the foregoing could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the properties of others. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. For example, we may experience unplanned downtime at our El Paso, Gallup or St. Paul Park refineries due to weather, interruptions to our electrical supply or other causes. In any of these situations, undamaged refinery processing units may be dependent on or interact with damaged process units and, accordingly, may also be subject to being shut down.
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

Our refining activities are conducted at our El Paso refinery in Texas, our Gallup refinery in New Mexico and our St. Paul Park refinery in Minnesota. The refineries constitute a significant portion of our operating assets, and our refineries supply a significant portion of our fuel to our wholesale and retail operations.
In addition, we rely on a variety of logistics assets including but not limited to: rail, pipelines, product terminals, storage tanks and trucks to facilitate the movement of crude oil, feedstocks and refined products within our business. Some of these assets are owned and or operated by WNRL or third-parties. We could experience an interruption of supply or an increased cost to deliver refined products to market if the ability to utilize these logistics assets is disrupted.
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
The effects of weather conditions and natural disasters can lead to volatility in the costs and availability of crude oil and other feedstocks and/or negatively impact our operations or those of our customers and suppliers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Crude oil supplies for our El Paso and Gallup refineries primarily come from the Permian Basin in Texas and New Mexico, other basins in Northern New Mexico and basins in Utah. As a result, our El Paso and Gallup refineries may be disproportionately exposed to the impact of delays or interruptions of supply from these regions caused by natural disasters or adverse weather conditions. In addition, from time to time, we may obtain certain of our feedstocks for the El Paso and Gallup refineries and some refined products we purchase for resale by pipeline from Gulf Coast refineries that are subject to severe weather risks such as hurricanes and other severe events. Crude oil supplies for our St. Paul Park refinery are from the Bakken Shale of North Dakota and from Western Canada. As a result, our St. Paul Park refinery may be disproportionately exposed to the impact of delays or interruptions of supply from that region caused by natural disasters or adverse weather conditions. An interruption to our supply of feedstocks for the El Paso or the St. Paul Park refineries could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
During 2013, the price of RINs was very volatile as the EPA’s proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 percentage standards were published; however, RIN prices remained volatile and increased subsequently in 2014. In November 2015, the EPA published final notice for RFS obligated volumes for 2014, 2015 and 2016 and Biomass-Based Diesel for 2017. The current standard may cause the blend wall to again become an issue affecting the overall supply of RINs.
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
A significant percentage of the crude oil production in our existing areas of operation is being developed from unconventional sources, such as shale, using hydraulic fracturing. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing. In addition, the EPA has asserted federal regulatory authority over hydraulic fracturing activities under the Safe Drinking Water Act’s Underground Injection Control Program and under the Toxic Substances Control Act of 1976 and in September 2015 issued proposed rules regulating methane emissions from oil and natural gas completion operations. The rules were finalized in June 2016 and became effective in August 2016. Further, some states and municipalities have adopted and other states and municipalities are considering adopting, regulations prohibiting hydraulic fracturing in certain areas or imposing more stringent disclosure. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation are imposed at the federal, state or local level, this could result in corresponding delays, increased operating costs and process prohibitions for crude oil producers and potentially negatively impact our crude oil supply, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Our St. Paul Park refinery receives all of its crude oil and delivers a portion of its refined products through pipelines. We distribute a portion of its transportation fuels through pipelines owned and operated by Magellan. In addition, we are dependent on the Minnesota Pipeline system that is the supply route for crude oil and transported all of the crude oil used at the refinery. Because we only have a minority equity interest in the pipeline, we do not have full control over the performance of the pipeline.
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
A portion of our strategy to grow our business is dependent on our ability to make selective acquisitions. We actively seek to acquire assets such as refineries, pipelines, terminals and retail fuel and convenience stores that complement our existing assets and/or broaden our geographic presence. For example, during 2013 we formed WNRL to develop and acquire terminals, storage tanks, pipelines and other logistics assets. WNRL’s acquisition strategy is based, in large part, on its expectation of ongoing divestitures of gathering, transportation and storage assets by industry participants, including Western. Additionally, the NTI Merger was successfully completed on June 23, 2016.
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
There can be no assurance that any acquisition or any future or pending acquisition or merger, will be successfully integrated into our operations. Furthermore, our capitalization and results of operations may change significantly as a result of any such acquisitions. The occurrence of any of these factors could adversely affect our growth strategy and cause our actual growth or results of operations to differ adversely compared with our expectations.
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
As of December 31, 2016, we employed approximately 7,134 people, with collective bargaining agreements covering about 620 of those employees. WNRL employs approximately 559 employees in its wholesale segment. During 2014, we renegotiated a collective bargaining agreement covering employees at our Gallup refinery that expires in 2020. We also negotiated a new collective bargaining agreement covering employees at our El Paso refinery, renewing the collective bargaining agreement to expire in April of 2021. We also have collective bargaining agreement that expires in December 2020 associated with the operations of the St. Paul Park refining operations and another collective bargaining agreement associated with SuperAmerica retail operations that expires in August 2017. While our El Paso, Gallup and St. Paul Park collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could cause disruptions in our business and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
WNRL is dependent upon the earnings and cash flow generated by its operations in order to meet its debt service obligations and to allow them to make cash distributions to us. The operating and financial restrictions and covenants in its debt instruments and any future financing agreements could restrict its, and our, ability to finance future operations or capital needs or to expand or pursue business activities, which may in turn limit its ability to make cash distributions to us and our ability to make cash distributions to stockholders. For example, WNRL’s revolving credit facility and the indenture governing its senior notes contain restrictions on its ability to, among other things, make certain cash distributions, incur certain indebtedness, create certain liens, make certain investments, and merge or sell all or substantially all of its assets.
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

Under the Tesoro Merger Agreement, we have agreed that, until the completion of the Tesoro Merger, we will not declare, set aside, make or pay any dividend or other distribution in respect of any of our capital stock, except for regular quarterly cash dividends to the holders of shares of our common stock in an amount not in excess of $0.38 per share.
Our controlling stockholders may have conflicts of interest with other stockholders in the future.
Mr. Paul Foster, our Executive Chairman, and Messrs. Jeff Stevens, our Chief Executive Officer and President and a current director, and Scott Weaver, a current director, own approximately 22.5% of our common stock as of February 24, 2017. As a result, Mr. Foster and the other members of this group may strongly influence or effectively control the election of our directors, our corporate and management policies, and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales, and other significant corporate transactions. The interests of Mr. Foster and the other members of this group may not coincide with the interests of other holders of our common stock.
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
Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools and credit and debit card sales at our retail stores and within our wholesale business. We process a large number of transactions and transmit confidential credit and debit card information securely over public networks on a daily basis and rely upon the proper functioning of computer systems. If a key system was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events. To the extent that these information systems are under our control, we have implemented measures such as virus protection software, intrusion detection systems and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation. Our formal disaster recovery plan may not prevent delays or other complications that could arise from an information systems failure. Further, our business interruption insurance may not compensate us adequately for losses that may occur.
Our pipeline interests are subject to federal and/or state rate regulation that could reduce our profitability.
Certain of our pipelines, are subject to regulation by multiple governmental agencies, and compliance with such regulation increases our cost of doing business and affects our profitability.
Kinder Morgan's East Line, the Plains pipeline to Albuquerque and the Minnesota Pipeline, are common carrier pipelines providing interstate transportation service that is subject to regulation by FERC under the Interstate Commerce Act (the “ICA”). The ICA requires that tariff rates for interstate petroleum pipelines transportation service be just and reasonable and that the rates and terms of service of such pipelines not be unduly discriminatory or unduly preferential. Because we currently do not operate the Minnesota Pipeline or control the board of managers of the Minnesota Pipe Line Company, we do not control how the Minnesota Pipeline’s tariff is applied.
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
One of our subsidiaries acts as the general partner of a master limited partnership that may involve a higher exposure to legal liability than our historic business operations.
Western Refining Logistics GP, LLC acts as the general partner of WNRL, a master limited partnership. Our control of the general partner of WNRL may increase the possibility of claims of breach of fiduciary duties, including claims of conflicts of interest related to WNRL. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.
Derivatives regulation in the United States could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price and other risks associated with our business.
We use derivative instruments to manage our commodity price risk. The Dodd-Frank Act was enacted in 2010. Many of the provisions of the Dodd-Frank Act require implementing regulations by agencies including the Commodity Futures Trading Commission (the “CFTC”) and the SEC. The CFTC has implemented the majority of its rules governing swaps, including many commodity swaps.
Of particular importance to us, the CFTC has the authority, under certain findings, to establish position limits for certain futures, options on futures and swap contracts. As of today, there are position limits governing the holding of futures positions in nine agricultural contracts. Certain bona fide hedging transactions or positions are exempt from these position limits. In 2011, the CFTC adopted position limit rules that expanded the types of contracts covered by the limits to include additional agricultural commodities, as well as certain metals and energy contracts, as well as to include swaps on those contracts. Those rules were subsequently vacated by the U.S. District Court for the District of Columbia. Starting in November 2013, the CFTC has, through a series of actions, re-proposed these swap and expanded position limits rules. Whether and when these proposed rules or other position limits rules will be adopted, and the applicability of any adopted rules to us and the impact on our ability to cost-effectively hedge our commodity risks, remain unclear.

The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivatives activities. While there are exceptions from the margin, clearing and trade execution requirements that have been implemented to date for commercial end users of swaps like us, whether we continue to rely these exceptions for all transactions remains uncertain at this time. The Dodd-Frank Act and its implementing regulations have also required some of the counterparties to our swaps to register with the CFTC and become subject to substantial regulation, which continues to evolve. These requirements and others, such as those related to trade execution and margin, could significantly increase the cost of derivatives contracts (including through requirements to clear swaps and to post collateral for both cleared and uncleared swaps, each of which could adversely affect our available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Our revenues could also be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.
Our retail business is vulnerable to risks including changes in consumer preferences and economic conditions, competitive environment, supplier concentration, franchising operations and other trends and factors that could harm our business, financial condition, results of operations or cash flows.
Our retail business is subject to changes in consumer preferences, national, regional and local economic conditions, demographic trends and consumer confidence in the economy. Factors such as traffic patterns, weather conditions, local demographics and the number and locations of competing retail service stations and convenience stores also affect the performance of our retail stores. Our retail operations in the Upper Great Plains region depend on one principal supplier for a substantial portion of its merchandise inventory. We franchise some of our retail stores and as a result, our retail operations partly depend on the retail store franchisees who are independent business operators that could take actions that harm our brand, reputation or goodwill. Adverse changes in any of these trends or factors could reduce our retail customer traffic or sales, or impose limits on our pricing that could adversely affect our business, financial condition, results of operations and cash flows.
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
Western Refining, Inc.
Our principal properties are described under Item 1. Business and the information is incorporated herein by reference. As of December 31, 2016, we were a party to a number of cancelable and non-cancelable leases for certain properties, including our corporate headquarters in El Paso and administrative offices in Tempe, Arizona. See Note 25, Leases and Other Commitments, in the Notes to Consolidated Financial Statements included elsewhere in this annual report.

Northern Tier Energy LP
NTI's principal properties are described under Item 1. Business and the information is incorporated herein by reference. As of December 31, 2016, NTI was a party to a number of cancelable and non-cancelable leases for certain properties. See Note 17. Leasing Arrangements, in NTI's Notes to Consolidated Financial Statements included elsewhere in this annual report.

Item 3.	Legal Proceedings
Western Refining, Inc.
In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition, results of operations or cash flows. See "Legal Matters" in Note 23, Contingencies, in the Notes to Consolidated Financial Statements included in this annual report for further discussion.
Northern Tier Energy LP
In the ordinary conduct of NTI's business, it is subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. Although NTI cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, NTI does not believe that any currently pending legal proceedings or proceedings to which it is a party will have a material adverse effect on its business, financial condition, results of operations or cash flows. See "Legal Matters" in Note 18, Commitments and Contingencies, in NTI's Notes to Consolidated Financial Statements included in this annual report for further discussion.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “WNR.” As of February 24, 2017, we had 55 holders of record of our common stock. The following table summarizes the high and low sales prices of our common stock as reported on the NYSE Composite Tape for the quarterly periods in the past two fiscal years and dividends declared on our common stock for the same periods:

	High	Low	Dividends per Common Share
2016:
First quarter	$39.76	$24.43	$0.38
Second quarter	29.45	18.14	0.38
Third quarter	28.83	19.18	0.38
Fourth quarter	40.09	26.04	0.38
2015:
First quarter	$51.31	$31.83	$0.30
Second quarter	50.48	41.65	0.34
Third quarter	50.71	38.02	0.34
Fourth quarter	47.55	34.58	0.38
Our payment of dividends is limited under the terms of our Western Revolving Credit Agreement, our Senior Unsecured Notes and our Term Loan Credit Agreement, and in part, depends on our ability to satisfy certain financial covenants. Also, as a holding company, we rely on dividends or advances from our subsidiaries to fund any dividends. The ability of WNRL to pay us dividends is restricted by covenants in its debt instruments and any future financing agreements. Throughout 2016, our board of directors approved and we declared quarterly cash dividends totaling $152.7 million paid on various dates throughout the year.
On January 4, 2017, our board of directors approved a cash dividend for the first quarter of 2017 of $0.38 per share of common stock in an aggregate payment of approximately $41.3 million that was paid on February 2, 2017 to holders of record on January 18, 2017.
Under the Tesoro Merger Agreement, we have agreed that, until the completion of the Tesoro Merger, we will not declare, set aside, make or pay any dividend or other distribution in respect of any of our capital stock, except for regular quarterly cash dividends to the holders of shares of our common stock in an amount not in excess of $0.38 per share.
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

The following graph compares the cumulative 60-month total stockholder return on our common stock relative to the cumulative total stockholder returns of the Standard & Poor’s ("S&P, 500") index and a customized peer group of six companies that includes: Alon USA Energy, Inc., CVR Energy, Inc., Delek US Holdings Inc., HollyFrontier Corp., Tesoro Corp. and Valero Energy Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and peer group on December 31, 2011. The index on December 31, 2016, and its relative performance are tracked through this date. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
(Tabular representation of data in graph above)

	Dec	Dec	Dec	Dec	Dec	Dec
	2011	2012	2013	2014	2015	2016
Western Refining, Inc.	$100.00	$234.96	$360.76	$346.01	$336.49	$378.47
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
Peer Group	100.00	189.75	265.54	264.69	358.70	335.83
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Between July 18, 2012 and December 31, 2016, our board of directors authorized five separate share repurchase programs of up to $200 million, per program, of our outstanding common stock. Our board of directors approved a share repurchase program in September of 2015 that expired on December 31, 2016. Through December 31, 2016, we have purchased 23.0 million shares of our common stock under the share repurchase programs. On December 31, 2016, we had no active share repurchase program. Under the Tesoro Merger Agreement, we have agreed that, until the completion of the Tesoro Merger, we will not purchase or otherwise acquire any of our common stock.

The following table presents shares repurchased, by month, during 2016.

	Total number of shares purchased as part of publicly announced plans or programs (1)	Average price paid per share	Maximum dollar value of shares that may yet be purchased under the programs (In thousands) (2)
January 1 - January 31	786,138	$31.80	$175,000
February 1 - February 29	1,676,212	29.83	125,000
March 1 - March 31	—	—	125,000
April 1 - April 30	—	—	125,000
May 1 - May 31	—	—	125,000
June 1 - June 30	—	—	125,000
July 1 - July 31	—	—	125,000
August 1 - August 31	—	—	125,000
September 1 - September 30	—	—	125,000
October 1 - October 31	—	—	125,000
November 1 - November 30	—	—	125,000
December 1 - December 31	—	—	—
Total	2,462,350	$30.46

(1)	We do not actively repurchase shares of our common stock outside of our publicly announced repurchase programs.

(2)
On September 21, 2015, our board of directors authorized a share repurchase program of up to $200 million, which expired on December 31, 2016 with $125.0 million in remaining funds authorized under the program.

Northern Tier Energy LP
NTI is a wholly-owned subsidiary of Western and there is no public market for its equity securities.

Item 6.	Selected Financial Data
The following tables set forth a summary of our historical financial and operating data for the periods indicated. The summary results of operations and financial position data as of and for the five years ended December 31, 2016, have been derived from the consolidated financial statements of Western Refining, Inc. and its subsidiaries.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data
Net sales	$7,743,213	$9,787,036	$15,153,573	$10,086,070	$9,503,134
Total operating costs and expenses (1)	7,399,788	8,856,911	14,057,060	9,514,197	8,791,239
Operating income	$343,425	$930,125	$1,096,513	$571,873	$711,895

Net income	$187,006	$614,431	$710,072	$299,554	$398,885
Less net income attributed to non-controlling interests (3)	62,067	207,675	150,146	23,560	—
Net income attributable to Western Refining, Inc.	$124,939	$406,756	$559,926	$275,994	$398,885

Basic earnings per share	$1.24	$4.28	$6.17	$3.35	$4.42
Diluted earnings per share	1.24	4.28	5.61	2.79	3.71
Dividends declared per common share	$1.52	$1.36	$3.08	$0.64	$2.74
Weighted average basic shares outstanding	100,473	94,899	90,708	82,248	89,270
Weighted average dilutive shares outstanding	100,868	94,999	101,190	104,904	111,822

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Other Data
Adjusted EBITDA (2)	$575,994	$1,298,124	$1,231,443	$754,839	$1,083,669
Balance Sheet Data (at end of period)
Cash and cash equivalents	$268,581	$772,502	$431,159	$468,070	$453,967
Restricted cash	—	69,106	167,009	—	—
Working capital	688,477	1,114,366	812,711	479,160	586,923
Total assets	5,560,397	5,833,393	5,642,186	5,475,099	2,457,706
Total debt and lease financing obligations	1,936,468	1,703,626	1,507,654	1,373,651	487,320
Total equity	2,296,960	2,945,906	2,787,644	2,570,587	909,070

(1)	The net effect of commodity hedging gains and losses included in cost of products sold for the periods presented was as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Realized commodity hedging gain (loss), net	$58,773	$93,699	$95,331	$15,868	$(144,448)
Unrealized commodity hedging gain (loss), net	(77,674)	(50,233)	194,423	(16,898)	(229,672)
Total realized and unrealized commodity hedging gain (loss), net	$(18,901)	$43,466	$289,754	$(1,030)	$(374,120)

(2)
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

The following table reconciles net income attributable to Western Refining, Inc. to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Net income attributable to Western Refining, Inc.	$124,939	$406,756	$559,926	$275,994	$398,885
Net income attributed to non-controlling interests	62,067	207,675	150,146	23,560	—
Interest and debt expense	123,291	105,603	97,062	74,581	88,209
Provision for income taxes	54,868	223,955	292,604	153,925	218,202
Depreciation and amortization	216,787	205,291	190,566	117,848	93,907
Maintenance turnaround expense	47,137	2,024	48,469	50,249	47,140
Loss (gain) and impairments on disposal of assets, net	(1,271)	51	8,530	(4,989)	—
Loss on extinguishment of debt	3,916	—	9	46,773	7,654
Net change in lower of cost or market inventory reserve	(133,414)	96,536	78,554	—	—
Unrealized loss (gain) on commodity hedging transactions, net	77,674	50,233	(194,423)	16,898	229,672
Adjusted EBITDA	$575,994	$1,298,124	$1,231,443	$754,839	$1,083,669

(3)
Net income attributed to non-controlling interests for the years ended December 31, 2016, 2015 and 2014, consisted of income from NTI of $35.3 million, $186.5 million and $131.9 million, respectively. Net income attributed to non-controlling interests for the years ended December 31, 2016, 2015 and 2014, consisted of income from WNRL of $26.7 million, $21.2 million and $18.2 million, respectively.

Northern Tier Energy LP
Omitted pursuant to General Instruction I(2)(a) to Form 10-K.

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
Company Overview
See Part I — Item 1. Business included in this annual report for detailed information on our business.
Major Influences on Results of Operations
Summary of 2016 Events

•	We averaged total throughput of 139,871 bpd at the El Paso refinery, a 3.5% increase from 2015.

•	We averaged total throughput of 25,751 bpd at the Gallup refinery, a 3.7% decrease from 2015.

•	We averaged total throughput of 92,400 bpd at the St. Paul Park refinery, a 4.3% decrease from 2015.

•	We acquired the remaining publicly held units of NTI for $859.9 million in cash and 17.1 million shares of Western common stock.

•	We incurred $500 million of additional secured indebtedness to partially fund the cash portion of the NTI Merger consideration.

•	On September 15, 2016, we sold the St. Paul Park Logistics Assets to WNRL in exchange for $195 million in cash and 628,224 common units representing limited partner interests in WNRL.

•	We successfully completed the turnaround of the No. 2 crude unit at our St. Paul Park refinery.

•	We had net non-cash lower of cost or market ("LCM") recoveries related to our crude oil, finished product and retail LIFO inventory values of $133.4 million.

•	We terminated our third-party supplier agreement related to our Mid-Atlantic operations and acquired $46.0 million in finished product inventories valued at market on December 31, 2016.

•	We recognized $6.1 million of expense related to the Tesoro Merger, which included transaction and consulting costs.

•	We purchased 2,462,350 shares under our share repurchase programs at an average price of $30.46 per share.

•	WNRL issued 12,937,500 common units to the public in exchange for net proceeds of $277.8 million.

•	Dividends and distributions declared and paid:

◦	$1.52 per Western common share;

◦	$1.63 per WNRL common unit; and

◦	$0.56 per NTI common unit.

2016 Operating and Financial Highlights
We have organized our operations into three reportable segments: refining, WNRL and retail, based on manufacturing and marketing processes, the nature of our products and services and each segment's respective customer base. Prior to the NTI Merger on June 23, 2016, we also reported NTI as a separate reportable segment. Following the completion of the NTI Merger, NTI became a wholly-owned subsidiary of Western and, as a result, we have moved its net assets and operations into our refining segment, retail segment and other category. Beginning on July 1, 2016, our management team, led by our chief operating decision maker, began monitoring our business and allocating resources based on these three reportable segments. We have retrospectively adjusted the historical segment financial data for the periods presented to reflect our revised segment presentation.
Net income attributable to Western was $124.9 million, or $1.24 per diluted share for the year ended December 31, 2016, compared to $406.8 million, or $4.28 per diluted share for the year ended December 31, 2015. Our operating income decreased $586.7 million from December 31, 2015, to December 31, 2016, as shown by segment in the following table:

	Year Ended December 31,
	2016	2015	Change
	(In thousands)
Refining	$357,610	$930,531	$(572,921)
WNRL	70,095	55,794	14,301
Retail	25,146	41,279	(16,133)
Other	(109,426)	(97,479)	(11,947)
Total operating income	$343,425	$930,125	$(586,700)
Overview of Segments
Refining. The following items can have a significant impact on our overall refinery gross margin, results of operations and cash flows:

•	fluctuations in petroleum based commodity values such as refined product prices and the cost of crude oil and other feedstocks;

•	product yield volumes that are less than total refinery throughput volume, resulting in yield loss and lower refinery gross margin;

•	adjustments to reflect the lower of cost or market value of our crude oil, finished product and retail LIFO inventory values;

•	the impact of our economic hedging activity;

•	fluctuations in our direct operating expenses, especially the cost of natural gas and electricity;

•	planned maintenance turnarounds, generally significant in both downtime and cost, are expensed as incurred;

•	seasonal fluctuations in demand for refined products; and

•	unplanned downtime of our refineries generally leads to increased maintenance costs and a temporary increase in working capital investment.
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
We engage in hedging activity primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product and blendstock inventories. We record the results of our hedging activity within cost of products sold, which directly impacts our results of operations.
Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenues or cost of products sold. In addition to the crude oil that we purchase to supply our refinery production, we also purchase crude oil quantities that are transported to different locations and sold to third parties. We record these sales on a gross basis with the sales price recorded as revenues and the related costs within cost of products sold. Cost of products sold for the year ended December 31, 2016 includes $18.9 million of realized and unrealized net losses from our economic hedging activities. The non-cash unrealized net losses included in the consolidated total were $77.7 million for the year ended December 31, 2016.

Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. From 2014 to 2016, the volatility in crude oil prices and refining margins contributed to the variability of our results of operations.
Safety, reliability and the environmental performance of our refineries’ operations are critical components of our financial performance. Unplanned downtime of our refineries generally results in lost refinery gross margin, increased maintenance costs and a temporary increase in our working capital investment. We attempt to mitigate the financial impact of planned downtime, such as a turnaround or a major maintenance project, through our planning process that considers product availability, the margin environment and the availability of resources to perform the required maintenance. We occasionally experience unplanned downtime due to circumstances outside of our control. Certain of these outages may lead to losses that qualify for reimbursement under our business interruption insurance and we record such reimbursements as revenues when received. Net sales for the year ended December 31, 2014 include $5.8 million in business interruption recoveries related to processing outages that occurred during the first and fourth quarters of 2011 at the El Paso refinery.
Pursuant to a supply agreement with a third party, we received monthly distribution amounts from the supplier equal to one-half of the amount by which our refined product sales in the Mid-Atlantic exceeded the supplier's costs of acquiring, transporting and hedging the refined product related to such sales. To the extent our refined product sales did not exceed the refined product costs during any month, we paid one-half of that amount to the supplier. Our payments to the supplier were limited to an aggregate annual amount of $2.0 million. This supply agreement expired on December 31, 2016. On that date, we acquired $46.0 million in finished product inventories valued at market related to our Mid-Atlantic operations and now realize 100% of the operating results, without limitations on operating losses.
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
NTI Merger
We entered into an Agreement and Plan of Merger dated as of December 21, 2015 (the “NTI Merger Agreement”), with Western Acquisition Co, LLC, which is a wholly-owned subsidiary of Western, NTI and Northern Tier Energy GP LLC, to acquire all of NTI’s outstanding common units not already held by us (the “NTI Merger”). On June 23, 2016, following the approval of the NTI Merger Agreement by NTI common unitholders, all closing conditions to the NTI Merger were satisfied, and the NTI Merger was successfully completed. See Note 30, NTI, in the Notes to Consolidated Financial Statements included in this annual report for more detailed information.
WNRL
WNRL has purchased certain operating assets and businesses from Western. In consideration for these assets and businesses, WNRL paid a combination of WNRL partnership units and cash. On September 15, 2016, we sold the St. Paul Park Logistics Assets to WNRL in exchange for $195 million in cash and 628,224 common units representing limited partner interests in WNRL. On October 30, 2015, we sold the TexNew Mex Pipeline System and other related assets to WNRL. On October 15, 2014, we sold substantially all of our wholesale business to WNRL. We transferred the businesses and all related net assets to WNRL at Western’s historical cost as these transactions were between entities under common control. See Note 29, Western Refining Logistics, LP, in the Notes to Consolidated Financial Statements included in this annual report for more detailed information.
Debt Transactions
The following debt transactions occurred during the years ended December 31, 2016, 2015 and 2014:
2016

•	On June 23, 2016, as an incremental supplement to the Western 2020 Term Loan Credit Facility, we incurred $500.0 million in new term debt that matures on June 23, 2023.

•	On December 29, 2016, we made a non-mandatory prepayment of $125.0 million under our Western 2023 Term Loan Credit Facility.
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
As a result of the long-term debt redemptions described above, we recognized insignificant losses on extinguishment of debt for the years ended December 31, 2016 and 2014. These losses are included in Loss on extinguishment of debt in the Consolidated Statements of Operations.
See Note 15, Long-Term Debt, in the Notes to Consolidated Financial Statements included in this annual report for more detailed information regarding our debt transactions.
Equity Transactions
See Part I — Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities included in this annual report and Note 20, Equity, in the Notes to Consolidated Financial Statements included in this annual report for detailed information regarding the NTI Merger, our share repurchase programs and the issuance of common stock to satisfy conversions of our Convertible Senior Unsecured Notes.
Employee Benefit Plans
See Note 17, Retirement Plans, in the Notes to Consolidated Financial Statements included in this annual report for detailed information regarding our employee benefit plans.
Commodity Hedging Activities, Inventories and Other
Our operating results for the years ended December 31, 2016 included realized and unrealized net losses from our commodity hedging activities of $18.9 million, realized and unrealized net gains of $43.5 million for the year ended December 31, 2015 and realized and unrealized net gains of $289.8 million for the year ended December 31, 2014. See Note 18, Crude Oil and Refined Product Risk Management, in the Notes to Consolidated Financial Statements included in this annual report for further discussion on our commodity hedging activities.
We reduced the carrying value of our inventory by $41.7 million and $175.1 million in order to state the value at market prices which were lower than our cost at December 31, 2016 and 2015, respectively. Refined products inventory includes a lower of cost or market non-cash adjustment of $28.6 million and $72.3 million and crude oil and other raw materials inventory includes a lower of cost or market non-cash adjustment of $13.1 million and $102.8 million at December 31, 2016 and 2015, respectively. Global and domestic crude oil prices are expected to remain volatile during 2017, and we cannot estimate any future adjustments to our inventory carrying values.
We purchased $46.0 million in finished product inventories valued at market in late December 2016 in connection with the termination of a supply agreement with a third party for our Mid-Atlantic business.
Our income tax provisions include the effects of a decrease in our valuation allowance of $3.8 million and $2.9 million for the years ended December 31, 2016 and 2014, respectively, against the deferred tax assets for Virginia and Maryland generated through the operations of the Yorktown facility prior to the sale of the facility in December 2011. There was no change to our valuation allowance during the year ended December 31, 2015.
Maintenance Turnaround Expense
During the years ended December 31, 2016, 2015 and 2014, we incurred costs of $47.1 million, $2.0 million and $48.5 million, respectively, for maintenance turnarounds. During 2016, we completed the turnaround of the No. 2 crude unit at our St. Paul Park refinery. In the first quarter of 2014, we completed a scheduled maintenance turnaround for the south side units of the El Paso refinery. We currently plan for a major maintenance turnaround on the St. Paul Park refinery during the spring of 2017 and on the north side unit of the El Paso refinery in the fall of 2017 at an aggregate budgeted expense of approximately $42.4 million.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. GAAP. Note 2, Summary of Accounting Policies, to our Consolidated Financial Statements contains a summary of our significant accounting policies. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Actual results may differ significantly from our estimates, and any effects on our financial condition, results of operations or cash flows resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex and/or subjective assumptions by management that can materially impact reported results.
Historically, the refining industry has experienced significant fluctuations in operating results over an extended business cycle including changes in crack spreads and refining margins, changes in operating costs including natural gas and electricity and higher costs of complying with government regulations. It is reasonably possible that at some future downturn in refining operations that the assumptions used in our forecasts and projections used to determine impairment of our goodwill, intangibles and long-live assets would significantly change, resulting in an impairment charge in the future. A prolonged, moderate decrease in our refining or operating margins could potentially result in impairment to our goodwill, intangibles and long-live assets. Such impairment charges could be material in the period taken.
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
Refined products inventories held by our refineries and SuperAmerica retail are valued under the LIFO valuation method. Our refined product inventories for Southwest Retail, our Mid-Atlantic business and WNRL wholesale are valued using the first-in, first-out (“FIFO”) inventory valuation method. Retail merchandise inventory is valued using the retail inventory method.
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
Goodwill. At both December 31, 2016 and 2015, we had goodwill of $1,289.4 million relating to the 2013 NTI Acquisition that was completed on November 12, 2013. Goodwill represents the excess of the purchase price (cost) over the fair value of the net assets acquired and is carried at cost. We do not amortize goodwill for financial reporting purposes. We test goodwill for impairment at the reporting unit level. The reporting units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed.
Our policy is to test goodwill for impairment annually at June 30, or more frequently if significant indications of impairment exist. The testing of our goodwill for impairment is based on the estimated fair value of our reporting units that is determined based on consideration given to discounted expected future cash flows using a weighted-average cost of capital rate. An assumed terminal value is used to project future cash flows beyond base years. In addition, various market-based methods including market capitalization and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples are considered. The estimates and assumptions used in determining fair value of a reporting unit require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The EBITDA model is sensitive to changes in recent historical results of operations within the refining industry. We compare and contrast the results of the various valuation models to determine if impairment exists at the end of a reporting period.
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

Results of Operations
A discussion and analysis of our consolidated and reportable segment financial data and key operating statistics for the three years ended December 31, 2016, is presented below:
Consolidated

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:
Net sales (1)	$7,743,213	$9,787,036	$15,153,573
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	5,978,811	7,521,375	12,719,963
Direct operating expenses (exclusive of depreciation and amortization) (1)	928,023	902,925	850,634
Selling, general and administrative expenses	217,861	225,245	226,020
Merger and reorganization costs	12,440	—	12,878
Loss (gain) and impairments on disposal of assets, net	(1,271)	51	8,530
Maintenance turnaround expense	47,137	2,024	48,469
Depreciation and amortization	216,787	205,291	190,566
Total operating costs and expenses	7,399,788	8,856,911	14,057,060
Operating income	343,425	930,125	1,096,513
Other income (expense):
Interest income	692	703	1,188
Interest and debt expense	(123,291)	(105,603)	(97,062)
Loss on extinguishment of debt	(3,916)	—	(9)
Other, net	24,964	13,161	2,046
Net income before income taxes	241,874	838,386	1,002,676
Provision for income taxes	(54,868)	(223,955)	(292,604)
Net income	187,006	614,431	710,072
Less net income attributed to non-controlling interests (2)	62,067	207,675	150,146
Net income attributable to Western Refining, Inc.	$124,939	$406,756	$559,926

Basic earnings per share	$1.24	$4.28	$6.17
Diluted earnings per share	1.24	4.28	5.61
Dividends declared per common share	$1.52	$1.36	$3.08
Weighted average basic shares outstanding	100,473	94,899	90,708
Weighted average dilutive shares outstanding	100,868	94,999	101,190

(1)
The information presented excludes $3,558.4 million, $3,869.8 million and $5,322.8 million of intercompany sales and $3,558.4 million, $3,869.8 million and $5,306.2 million of intercompany cost of products sold for the years ended December 31, 2016, 2015 and 2014, respectively, and $16.6 million of intercompany direct operating expenses for the year ended December 31, 2014 with no comparable activity for the years ended December 31, 2016 and 2015.

(2)
Net income attributable to non-controlling interests for the years ended December 31, 2016, 2015 and 2014, consisted of net income from NTI of $35.3 million, $186.5 million and $131.9 million, respectively, and net income from WNRL of $26.7 million, $21.2 million and $18.2 million, respectively.

Gross Margin
Gross margin is a non-GAAP performance measure that we calculate as net sales less cost of products sold (exclusive of depreciation and amortization). Gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our performance as a general indication of the amount above costs of products that we are able to sell our products.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net sales	$7,743,213	$9,787,036	$15,153,573
Cost of products sold (exclusive of depreciation and amortization)	5,978,811	7,521,375	12,719,963
Gross margin	$1,764,402	$2,265,661	$2,433,610
Our consolidated gross margins decreased from 2015 to 2016 by 22.1%. This decrease was primarily due to the impact of refining margins and economic hedging activities. We discuss refining margins and economic hedging activities under our refining segment.
Our consolidated gross margins decreased from 2014 to 2015 by 6.9%. This decrease was primarily due to the impact of refining margins and economic hedging activities. We discuss refining margins and economic hedging activities under our refining segment.
Direct Operating Expenses
The increase in direct operating expenses from 2015 to 2016 was primarily due to increases of $14.0 million and $12.1 million in our retail and refining segments, respectively, partially offset by a decrease of $0.8 million in our WNRL segment.
The increase in direct operating expenses from 2014 to 2015 was primarily due to increases of $28.5 million, $18.1 million and $7.3 million in our retail, refining and WNRL segments, respectively.
Selling, General and Administrative Expenses
The decrease in selling, general and administrative expenses from 2015 to 2016 resulted from a decrease of $6.2 million, $1.7 million and $0.8 million in our refining, WNRL and retail segments, respectively, partially offset by an increase of $1.3 million in our other category. The increase in the other category was due to higher legal and insurance expenses in the current period.
The decrease in selling, general and administrative expenses from 2014 to 2015 resulted from a decrease of $10.7 million in our other category, partially offset by an increase of $5.4 million, $3.3 million and $1.2 million in our refining, retail and WNRL segments, respectively. The decrease in our other category was due to lower insurance and legal costs, partially offset by higher employee expenses based primarily on higher incentive compensation expenses in the current period.
Merger and Reorganization Costs
The costs incurred during the year ended December 31, 2016 consist of severance payments and reorganization costs for the NTI Merger and transaction and consulting costs related to the Tesoro Merger. The costs incurred during the year ended December 31, 2014 reflect severance payments related to Western's acquisition of NTI's general partner.
Maintenance Turnaround Expenses
During the year ended December 31, 2016, we incurred turnaround expenses associated with the 2016 turnaround of the No. 2 crude unit at our St. Paul Park refinery. In the first quarter of 2014, we completed a scheduled maintenance turnaround for the south side units of the El Paso refinery.
Depreciation and Amortization
The increase in depreciation and amortization from 2015 to 2016 resulted from an increase of $8.9 million and $3.9 million in our refining and WNRL segments, respectively, partially offset by a decrease of $1.2 million in our other category.
The increase in depreciation and amortization from 2014 to 2015 resulted from an increase of $6.5 million, $4.4 million and $3.3 million in our WNRL, refining and retail segments, respectively.

Other Income (Expense)
The increase in interest expense from 2015 to 2016 was attributable to interest incurred in 2016 on borrowings under the Western 2023 Term Loan Credit Facility that we issued during the second quarter of 2016 and greater borrowings under the NTI and WNRL revolving credit facilities during 2016.
The loss on extinguishment of debt recorded for the year ended December 31, 2016, was attributable to a non-mandatory prepayment of $125.0 million under our Western 2023 Term Loan Credit Facility on December 29, 2016.
The increase in interest expense from 2014 to 2015 was attributable to interest incurred through WNRL's issuance of $300.0 million in aggregate principal amount of the WNRL 2023 Senior Notes and borrowings under WNRL's revolving credit facility of $145.0 million. This increase was partially offset by the retirement of our 5.75% Convertible Senior Unsecured Notes during the second quarter of 2014.
Segment Results
We have organized our operations into three reportable segments: refining, WNRL and retail, based on manufacturing and marketing processes, the nature of our products and services and each segment's respective customer base. Prior to the NTI Merger on June 23, 2016, we also reported NTI as a separate reportable segment. Following the completion of the NTI Merger, NTI became a wholly-owned subsidiary of Western and, as a result, we have moved its net assets and operations into our refining segment, retail segment and other category. Beginning on July 1, 2016, our management team, led by our chief operating decision maker, began monitoring our business and allocating resources based on these three reportable segments. We have retrospectively adjusted the historical segment financial data for the periods presented to reflect our revised segment presentation.
We treated the St. Paul Park Logistics Assets we sold to WNRL as a transfer of assets between entities under common control. Accordingly, we have retrospectively adjusted the financial information for the affected reporting segments to include or exclude the historical results of the transferred assets for periods prior to the effective date of the transaction. We moved the St. Paul Park Logistics Assets from the refining segment to the WNRL segment.
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

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Consolidated Gross Margin by Segment
Refining	$1,087,120	$1,600,490	$1,836,778
WNRL	306,605	291,730	256,969
Retail	370,677	373,689	339,440
Other	—	(248)	423
Consolidated gross margin	$1,764,402	$2,265,661	$2,433,610
Consolidated Direct Operating Expenses by Segment
Refining	$472,128	$459,996	$441,926
WNRL	174,936	175,767	168,432
Retail	281,039	267,079	238,595
Other	(80)	83	1,681
Consolidated direct operating expenses	$928,023	$902,925	$850,634
Consolidated Depreciation and Amortization by Segment
Refining	$150,989	$142,108	$137,715
WNRL	39,242	35,384	28,934
Retail	23,193	23,197	19,869
Other	3,363	4,602	4,048
Consolidated depreciation and amortization	$216,787	$205,291	$190,566
See additional analysis under the refining, WNRL and retail segments.

Refining Segment

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands, except bpd and per barrel data)
Statement of Operations Data:
Net sales (including intersegment sales) (1)	$6,918,931	$8,777,196	$14,196,564
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	5,831,811	7,176,706	12,343,186
Direct operating expenses (exclusive of depreciation and amortization)	472,128	459,996	458,526
Selling, general and administrative expenses	59,239	65,422	59,999
Loss and impairments on disposal of assets, net	17	409	8,089
Maintenance turnaround expense	47,137	2,024	48,469
Depreciation and amortization	150,989	142,108	137,715
Total operating costs and expenses	6,561,321	7,846,665	13,055,984
Operating income	$357,610	$930,531	$1,140,580
Key Operating Statistics:
Total sales volume (bpd) (1) (3)	312,699	338,403	315,656
Total refinery production (bpd)	256,177	256,197	246,780
Total refinery throughput (bpd) (4)	258,023	258,322	248,544
Per barrel of throughput:
Refinery gross margin (2) (5) (6)	$11.45	$16.93	$20.40
Refinery gross margin, excluding LCM adjustment (2) (5) (6)	10.05	17.95	21.25
Direct operating expenses (7)	5.00	4.87	5.05
Mid-Atlantic sales volume (bbls)	7,239	8,356	8,588
Mid-Atlantic margin per barrel	$0.82	$0.46	$0.32
El Paso Refinery

	Year Ended
	December 31,
	2016	2015	2014
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	74,916	70,200	62,252
Diesel and jet fuel	55,793	54,082	54,501
Residuum	2,929	4,174	5,121
Other	4,747	4,872	3,740
Total refinery production (bpd)	138,385	133,328	125,614
Refinery throughput (bpd):
Sweet crude oil	104,454	105,064	96,384
Sour crude oil	26,612	22,949	25,113
Other feedstocks and blendstocks	8,805	7,064	5,739
Total refinery throughput (bpd) (4)	139,871	135,077	127,236
Total sales volume (bpd) (3)	148,808	148,897	139,216
Per barrel of throughput:
Refinery gross margin (2) (5) (6)	$10.93	$16.48	$18.34
Direct operating expenses (7)	3.82	4.02	4.37

Gallup Refinery

	Year Ended
	December 31,
	2016	2015	2014
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	16,315	17,066	17,027
Diesel and jet fuel	7,574	7,994	8,858
Other	1,355	1,303	1,443
Total refinery production (bpd)	25,244	26,363	27,328
Refinery throughput (bpd):
Sweet crude oil	22,964	24,071	25,130
Other feedstocks and blendstocks	2,787	2,659	2,653
Total refinery throughput (bpd) (4)	25,751	26,730	27,783
Total sales volume (bpd) (3)	34,427	33,005	34,300
Per barrel of throughput:
Refinery gross margin (2) (5) (6)	$12.23	$18.34	$16.55
Direct operating expenses (7)	9.51	8.38	8.40

St. Paul Park Refinery

	Year Ended
	December 31,
	2016	2015	2014
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	46,287	46,453	45,674
Diesel and jet fuel	30,767	33,356	33,910
Residuum	9,661	10,933	7,567
Other	5,833	5,764	6,687
Total refinery production (bpd)	92,548	96,506	93,838
Refinery throughput (bpd):
Light crude oil	49,794	55,612	59,386
Synthetic crude oil	17,516	13,127	14,613
Heavy crude oil	21,641	24,962	17,841
Other feedstocks and blendstocks	3,449	2,814	1,685
Total refinery throughput (bpd) (4)	92,400	96,515	93,525
Total sales volume (bpd) (3)	98,965	101,349	98,016
Per barrel of throughput:
Refinery gross margin (2) (5) (6)	$9.17	$18.88	$17.74
Direct operating expenses (7)	4.66	4.33	4.49

(1)
Refining net sales for the years ended December 31, 2016, 2015 and 2014, include $547.4 million, $1,078.2 million and $2,684.3 million representing a period average of 34,177 bpd, 61,516 bpd and 72,402 bpd in crude oil sales to third parties, respectively.

(2)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are also included in the combined gross profit and refinery gross margin but are not included in those measures for the individual refineries.

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Realized hedging gain, net	$58,773	$93,699	$95,331
Unrealized hedging gain (loss), net	(77,674)	(50,233)	194,423
Total hedging gain (loss), net	$(18,901)	$43,466	$289,754

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 5.7%, 6.5% and 7.3% of our total consolidated sales volumes for the years ended December 31, 2016, 2015 and 2014, respectively. The majority of the purchased refined products are distributed through our refined product sales activities in the Mid-Atlantic region where we satisfied our refined product customer sales requirements via a third-party supply agreement through December 31, 2016.

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

Our calculation of refinery gross margin excludes the sales and costs related to our Mid-Atlantic business that we report within the refining segment. The following table reconciles the sales and cost of sales used to calculate refinery gross margin with the total sales and cost of sales reported in the refining statement of operations data above:

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Refinery net sales (including intersegment sales)	$6,485,540	$8,177,250	$13,207,406
Mid-Atlantic sales	433,391	599,946	989,158
Net sales (including intersegment sales)	$6,918,931	$8,777,196	$14,196,564

Refinery cost of products sold (exclusive of depreciation and amortization)	$5,404,339	$6,580,591	$11,356,782
Mid-Atlantic cost of products sold	427,472	596,115	986,404
Cost of products sold (exclusive of depreciation and amortization)	$5,831,811	$7,176,706	$12,343,186

The following table reconciles combined gross profit for our refineries to combined gross margin for our refineries for the periods presented:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands, except per barrel data)
Net sales (including intersegment sales)	$6,485,540	$8,177,250	$13,207,406
Cost of products sold (exclusive of depreciation and amortization)	5,404,339	6,580,591	11,356,782
Depreciation and amortization	150,989	142,108	137,715
Gross profit	930,212	1,454,551	1,712,909
Plus depreciation and amortization	150,989	142,108	137,715
Refinery gross margin	$1,081,201	$1,596,659	$1,850,624
Refinery gross margin per refinery throughput barrel	$11.45	$16.93	$20.40
Gross profit per refinery throughput barrel	$9.85	$15.43	$18.88

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

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands, except per barrel data)
Refinery gross margin	$1,081,201	$1,596,659	$1,850,624
Net change in lower of cost or market inventory reserve	(131,954)	95,835	77,118
Refinery gross margin, excluding LCM adjustment	$949,247	$1,692,494	$1,927,742
Refinery gross margin, excluding LCM adjustment, per refinery throughput barrel	$10.05	$17.95	$21.25

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

Gross Margin
Refinery gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization):

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Net sales	$6,918,931	$8,777,196	$14,196,564
Cost of products sold (exclusive of depreciation and amortization)	5,831,811	7,176,706	12,343,186
Refinery gross margin	$1,087,120	$1,600,490	$1,853,378
Refinery gross margins depend on both the price of crude oil or other feedstock and the price of refined products. Factors affecting the prices of petroleum based commodities include supply and demand in crude oil, gasoline and other refined products. Supply and demand for these products depend on changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, logistics constraints, availability of imports, marketing of competitive fuels, crude oil price differentials and government regulation.
Excluding the impact of our hedging activities, refining margin per throughput barrel declined from 2015 to 2016 in a manner generally consistent with the decrease in industry benchmarks. The positive margin impact from our non-cash lower of cost or market inventory adjustment was $132.0 million, or $1.40 per throughput barrel, in 2016 compared to a negative margin impact of $95.8 million, or $1.02 per throughput barrel, in 2015. Refining cost of products sold also includes the net effect of inventory reductions that resulted in the liquidation of LIFO inventory levels. These LIFO liquidations resulted in a negative impact to refining gross margin of $2.9 million in 2016 compared to $16.1 million in 2015.
The Gulf Coast benchmark 3:2:1 crack spread decreased from $18.24 in 2015 to $12.55 in 2016. Our crude oil purchases are based on pricing tied to WTI that, in recent quarters, has experienced price volatility relative to Brent crude oil reflective of the decline in global and domestic crude oil prices. During 2016, this differential decreased to an average of $0.38 per barrel from an average of $3.68 per barrel for 2015. Our El Paso refinery margins have historically benefited from the WTI Midland/Cushing crude oil differential. However, this differential has been volatile, has narrowed over the past year, and at times has shifted to a premium rather than a discount. For 2016, the WTI Midland/Cushing differential averaged a discount of $0.15 per barrel, compared to an average discount of $0.37 for 2015. This differential continues to be volatile and fluctuates based on local crude oil production, crude oil outflows at Midland and Cushing and regional refining throughput volumes. The Group 3 6:3:2:1 crack spread decreased from $12.93 in 2015 to $7.84 in 2016.
Refinery gross margin decreased from 2014 to 2015 due primarily to a lower net gain on hedging activities. Excluding the impact of our hedging activities, refining margin per throughput barrel declined slightly from 2014 to 2015, reflective of the negative margin impact from our non-cash lower of cost or market inventory adjustment of $95.8 million, or $1.02 per throughput barrel, in 2015 compared to $77.1 million, or $0.85 per throughput barrel, in 2014. Refining cost of products sold also includes the net effect of inventory reductions that resulted in the liquidation of LIFO inventory levels. These LIFO liquidations resulted in a negative impact to refining gross margin of $16.1 million in 2015 compared to a positive impact of $1.1 million in 2014. These negative impacts to our refining margins were somewhat offset by higher benchmark refining margins.
The Gulf Coast benchmark 3:2:1 crack spread increased from $15.81 in 2014 to $18.24 in 2015. While lower crude oil costs throughout the industry produced a widening effect on the Gulf Coast crack spread, there was also a negative offset produced by the lower year over year discount of WTI crude oil to Brent crude oil, which declined from $5.66 per barrel in 2014 to $3.68 in 2015, reflective of the decline in global and domestic crude oil prices. The Group 3 6:3:2:1 crack spread increased from $11.08 in 2014 to $12.93 in 2015.
During 2016, we recognized a net realized and unrealized loss from economic hedging activities of $18.9 million compared to a gain of $43.5 million in 2015 and a gain of $289.8 million in 2014. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin. We also recognized the negative margin impact of the greater net cost of purchased RINs. RIN costs were $65.4 million, $35.5 million and $28.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in 2016 is primarily due to revised Renewable Fuel Standard blending requirements increased by the EPA in the fourth quarter of 2015 for the 2014 and 2015 calendar years.
Total refinery throughput increased from 2014 to 2016 primarily due to El Paso refinery operational efficiencies gained from the turnarounds in 2014 and 2015. Also, our refined product sales volume was 114.4 million, 123.5 million and 115.2 million barrels in December 31, 2016, 2015 and 2014, respectively.
Direct Operating Expenses
The increase in direct operating expenses from 2015 to 2016 is primarily a result of increases in transportation expenses at our St. Paul Park refinery ($13.3 million), environmental expenses ($4.6 million), property taxes ($3.2 million) and railcar lease expense ($2.5 million) due to new short-term leases in 2016. Offsetting these increases were decreases in energy, chemical and catalyst expense ($6.1 million) partially due to lower natural gas prices, outside support services ($4.7 million) and employee expense ($3.2 million).
The increase in direct operating expenses from 2014 through 2015 was primarily due to higher employee expenses ($14.8 million) primarily generated by increased headcount, outside support services expense ($6.1 million), railcar lease expense ($3.7 million) due to new short term leases in 2015, transportation expenses at our St. Paul Park refinery ($2.7 million) and property tax expense ($1.7 million). Partially offsetting these increases were decreases in environmental expenses primarily incurred at our St. Paul Park refinery ($11.1 million), energy expense ($8.9 million) due to decreased natural gas prices, operating materials and supplies ($6.1 million) and insurance expense ($0.8 million).

Selling, General and Administrative Expenses
Selling, general and administrative expense decreased from 2015 to 2016 primarily due to $1.8 million paid in 2015 to terminate a supply agreement without corresponding current period activity, decreased professional and legal fees ($2.1 million), lower insurance expense ($1.8 million) and lower information technology expenses ($1.7 million). Offsetting these decreases were increased employee expenses ($1.4 million).
Selling, general and administrative expense increased from 2014 to 2015 primarily due to increased employee expenses ($8.8 million) due to greater incentive compensation and equity based compensation expenses, insurance expense ($1.9 million) and $1.8 million paid in 2015 to terminate a supply agreement. Offsetting these decreases were decreased professional and legal costs ($7.0 million).
Maintenance Turnaround Expenses
We incurred turnaround expenses associated with the turnaround of the No. 2 crude unit at our St. Paul Park refinery during 2016. We reported minimal turnaround expenses during the year ended December 31, 2015. During the year ended December 31, 2014, we incurred turnaround expenses of $48.5 million for a turnaround of the south side units of the El Paso refinery.
Depreciation and Amortization
Depreciation and amortization increased from 2015 to 2016 due to additional depreciation associated with recently capitalized logistics assets.
Depreciation and amortization increased from 2014 to 2015 due to additional depreciation at our El Paso refinery primarily resulting from assets capitalized during the first quarter of 2014 and additional depreciation associated with recently capitalized assets including the St. Paul Park refinery wastewater treatment plant in mid-2014.

WNRL
The WNRL financial and operational data presented includes the historical results of all assets acquired from Western in the St. Paul Park Logistics Transaction, the TexNew Mex Pipeline Transaction and the Wholesale Acquisition (as defined in Note 1, Organization and Basis of Presentation, in the Notes to Consolidated Financial Statements included in this annual report). These acquisitions from Western were transfers of assets between entities under common control. We have retrospectively adjusted historical financial and operational data of WNRL, for all periods presented, to reflect the purchase and consolidation of the purchased assets into WNRL.

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Statement of Operations Data:
Net sales	$2,222,718	$2,599,867	$3,501,888
Operating costs and expenses:
Cost of products sold	1,916,113	2,308,137	3,244,919
Direct operating expenses	174,936	175,767	168,432
Selling, general and administrative expenses	23,386	25,063	23,839
Loss (gain) and impairments on disposal of assets, net	(1,054)	(278)	157
Depreciation and amortization	39,242	35,384	28,934
Total operating costs and expenses	2,152,623	2,544,073	3,466,281
Operating income	$70,095	$55,794	$35,607

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands, except per gallon/barrel data)
Key Operating Statistics:
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	51,805	47,368	24,644
TexNew Mex system	9,543	12,302	—
Four Corners system (1)	53,204	56,079	45,232
Gathering (truck offloading) (bpd):
Permian/Delaware Basin system	17,662	23,617	24,166
Four Corners system	10,464	13,438	11,550
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	441,865	391,842	381,371
Wholesale:
Fuel gallons sold	1,258,027	1,237,994	1,147,860
Fuel gallons sold to retail (included in fuel gallons sold, above)	332,214	314,604	268,148
Fuel margin per gallon (2)	$0.028	$0.030	$0.022
Lubricant gallons sold	6,787	11,697	12,082
Lubricant margin per gallon (3)	$0.85	$0.73	$0.86
Asphalt trucking volume (bpd)	4,727	—	—
Crude oil trucking volume (bpd)	38,582	45,337	36,314
Average crude oil trucking revenue per barrel	$2.16	$2.53	$2.90

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

Gross Margin
Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization):

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Net sales	$2,222,718	$2,599,867	$3,589,646
Cost of products sold (exclusive of depreciation and amortization)	1,916,113	2,308,137	3,332,677
Gross margin	$306,605	$291,730	$256,969
WNRL gross margin increased $14.9 million from 2015 to 2016. This increase was primarily due to increased fee based revenue of $17.2 million in logistics operations primarily resulting from the St. Paul Park logistics acquisition in the current year. Also contributing to the increase were higher margin of $4.7 million period over period from new asphalt hauling activity by truck. Partially offsetting the margin increase were decreased wholesale fuel margins of $1.2 million, reduced crude oil trucking margin of $1.6 million and a $4.5 million decrease in margin from lubricant sales. Wholesale fuel sales revenue decreased due to overall pricing declines. The average price per gallon in 2016 was $1.51 compared to $1.80 for 2015.
WNRL gross margin increased by $34.8 million from 2014 to 2015. This increase was primarily due to increased fee based revenue in our logistics segment of $23.6 million resulting from increased pipeline utilization and increases to certain pipeline, terminal and other service fee rates over 2014 rates. Also contributing to the increase were higher wholesale fuel margins of $9.9 million and higher truck freight revenue from crude oil gathering activity in the Permian Basin area of $3.5 million. Sales based revenues decreased due to a lower average price per gallon sold by our wholesale segment in 2015 of $1.80 compared to $2.83 for 2014.
Direct Operating Expenses
WNRL's direct operating expenses were relatively flat, but included decreases due to lower maintenance expenses ($5.0 million), chemical additives used in the pipeline transportation process ($1.3 million) and lower fuel expense for WNRL's transportation department ($1.0 million), partially offset by higher outside support services ($2.9 million) due to in-line inspections for pipeline segments and various tank repairs and higher employee expenses ($2.5 million).
Direct operating expenses increased from 2014 through 2015 primarily due to increased employee expense ($7.8 million), higher maintenance expense ($2.3 million), partially offset by lower materials and supplies from WNRL logistics ($3.6 million).
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased from 2015 to 2016 primarily due to decreased professional and legal services ($1.2 million) related to acquisitions, employee expenses ($0.4 million) due to the sale of assets related to our lubricant sales activities in California and other permits and taxes ($0.3 million), partially offset by increased allocated expenses ($0.6 million).

The increase in selling, general and administrative expenses from 2014 to 2015 primarily due to increased corporate overhead related to the St. Paul Park Logistics Transaction and the TexNew Mex Pipeline Acquisition of $1.3 million.
Loss (Gain) and Impairments on Disposal of Assets, Net
The increase in loss (gain) on disposal of assets, net was primarily due to the sale of assets related to WNRL's lubricant sales activities in California during the current period.
Depreciation and Amortization
The increase in depreciation and amortization from 2015 to 2016 was primarily due to the ongoing expansion of WNRL's Delaware Basin and Four Corners logistics systems.
The increase in depreciation and amortization from 2014 to 2015 was primarily due to TexNew Mex Pipeline depreciation, the ongoing expansion of WNRL's Delaware Basin and Four Corners logistics systems and the expansion of WNRL's truck fleet.

Retail

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands, except per gallon data)
Statement of Operations Data:
Net sales (including intersegment sales)	$2,159,946	$2,279,737	$2,776,782
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,789,269	1,906,048	2,437,342
Direct operating expenses (exclusive of depreciation and amortization)	281,039	267,079	238,595
Selling, general and administrative expenses	41,533	42,312	39,017
Gain and impairments on disposal of assets, net	(234)	(178)	(128)
Depreciation and amortization	23,193	23,197	19,869
Total operating costs and expenses	2,134,800	2,238,458	2,734,695
Operating income	$25,146	$41,279	$42,087
Key Operating Statistics:
Southwest Retail:
Retail fuel gallons sold	394,925	357,835	309,884
Average retail fuel sales price per gallon, net of excise taxes	$1.70	$2.02	$3.31
Average retail fuel cost per gallon, net of excise taxes	1.54	1.82	3.11
Retail fuel margin per gallon (1)	0.16	0.20	0.20
Merchandise sales	$330,244	$311,654	$266,677
Merchandise margin (2)	29.4%	29.4%	28.8%
Operating retail outlets at period end	259	258	230
Cardlock gallons sold	64,067	65,508	67,420
Cardlock margin per gallon	$0.122	$0.163	$0.178
Operating cardlocks at period end	51	52	50
SuperAmerica:
Retail fuel gallons sold	306,825	304,484	306,777
Retail fuel margin per gallon (1)	$0.22	$0.23	$0.22
Merchandise sales	367,737	366,401	349,145
Merchandise margin (2)	25.9%	25.6%	25.9%
Company-operated retail outlets at period end	170	168	165
Franchised retail outlets at period end	115	109	89

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands, except per gallon data)
Net Sales
Retail fuel sales, net of excise taxes	$1,301,580	$1,442,147	$1,906,425
Merchandise sales	697,981	678,055	615,822
Cardlock sales	104,079	127,413	214,714
Other sales	56,306	32,122	39,821
Net sales	$2,159,946	$2,279,737	$2,776,782
Cost of Products Sold
Retail fuel cost of products sold, net of excise taxes	$1,170,348	$1,298,456	$1,776,825
Merchandise cost of products sold	505,638	492,578	448,674
Cardlock cost of products sold	95,928	116,506	202,489
Other cost of products sold	17,355	(1,492)	9,354
Cost of products sold	$1,789,269	$1,906,048	$2,437,342
Gross margin	$370,677	$373,689	$339,440
Retail fuel margin per gallon (1)	$0.19	$0.22	$0.21

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

Gross Margin
 Retail gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The decrease in gross margin was primarily due to lower same store Southwest Retail fuel gross margin of $8.6 million and a decrease in cardlock gross margin of $2.8 million due to lower sales volumes. The net effect in Southwest Retail of 31 new retail outlets added during January of 2015, one retail outlet added in the second quarter of 2015, four retail outlets closed in the third and fourth quarters of 2015 and one retail outlet added in the second and third quarters of 2016 was an increase in gross margin of $2.9 million from 2015 to 2016 including an increase in merchandise margin ($2.2 million) and retail fuel margin ($0.4 million). The decrease in gross margin was partially offset by increased same store Southwest Retail merchandise gross margin ($3.2 million). SuperAmerica gross margin increased by $2.1 million due to higher fuel and merchandise margins resulting from the expansion of the company-owned locations by 2 stores and franchised locations by 6 stores. SuperAmerica cost of products sold included net non-cash LCM recoveries of $1.4 million for the year ended December 31, 2016 and charges of $0.7 million for the year ended December 31, 2015.
The increase in retail gross margin from 2014 to 2015 was primarily due to the Southwest retail outlets added during 2015. 32 new Southwest retail outlets were added during the first half of 2015. The effect of the new retail outlets was an increase in retail gross margin from 2014 to 2015 of $19.5 million including an increase in merchandise margin ($10.0 million) and retail fuel margin ($8.0 million). The increase in gross margin was also the result of higher same store Southwest fuel sales volumes and increased same store Southwest merchandise gross margin ($5.0 million). The increase was also due to higher average SuperAmerica fuel margin per gallon, partially offset by lower SuperAmerica fuel sales volumes resulting in an overall $4.8 million increase in gross margin. SuperAmerica merchandise margin increased $3.4 million due primarily to sales growth in certain product segments, partially offset by the effect of certain promotional programs.
Direct Operating Expenses
The increase in direct operating expenses from 2015 to 2016 was primarily due to higher SuperAmerica employee expense of $2.5 million due to a Minnesota state mandated increase in the minimum wage in mid-2015. Additionally, SuperAmerica incurred higher store lease expense, maintenance expense and miscellaneous expenses including advertising and utilities expense of $3.3 million, $1.5 million and $1.8 million, respectively, during 2016, due to both additional company-operated stores and lease renewals at higher monthly rates. The net effect of 31 Southwest Retail outlets added during January of 2015, one added in the second quarter of 2015, four retail outlets closed in the third and fourth quarters of 2015 and one retail outlet added in the second and third quarters of 2016 was an additional $1.8 million in expenses. Additionally, there was an increase in same store Southwest Retail employee expenses of $3.0 million, partially offset by a decrease in same store Southwest Retail insurance expense of $0.6 million.
The increase in direct operating expenses from 2014 to 2015 was primarily due to the addition of the new Southwest retail outlets during 2015 which generated an additional $16.2 million in current year expenses. The addition of the new Southwest outlets resulted in increased employee expense ($7.0 million), lease expense ($3.0 million), credit card processing fees resulting from an increase in credit sales ($1.8 million), maintenance expense ($1.1 million) and utilities expense ($1.1 million). The increase was also due to higher employee expenses at SuperAmerica retail stores as a result of adopting early a mandated minimum wage increase.
Selling, General and Administrative Expenses
The decrease in selling, general and administrative expenses from 2015 to 2016 was primarily due to decreased cardlock employee expenses of $1.0 million.
The increase in selling, general and administrative expenses from 2014 to 2015 was primarily due to increased cardlock employee expenses ($1.8 million) due to increased administrative headcount and greater incentive compensation and higher SuperAmerica retail employee expenses.
Depreciation and Amortization
Depreciation and amortization expense remained relatively consistent from 2015 to 2016.
The increase in depreciation and amortization expense from 2014 to 2015 was primarily due to the addition of the new Southwest retail outlets that resulted in an additional $1.8 million in depreciation expense. This increase was also due to additional depreciation incurred from major remodels at three Southwest retail locations and the capitalization of a new retail point of sale system, accelerated depreciation of Southwest retail's existing point of sale system and accelerated depreciation for four closed Southwest outlets.

NTI
General Instruction I(2)(a) of Form 10-K allows for the omission of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations from the presentation of NTI's financial position and operating results, provided that NTI includes within this Form 10-K its management's narrative analysis of the results of operations explaining the reasons for material changes in revenue and expenses for the periods presented. Set forth below are the operating results of NTI, as presented in NTI's standalone financial statements in its Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014. These operating results do not reflect Western's accounting adjustments to consolidate NTI into Western's operating segments. The following results are intended to be considered separately from Western's consolidated segment presentation, which incorporates NTI's operations, as adjusted in consolidation, into Western's reportable segments.

	Year Ended
	December 31,
	2016	2015
	(In millions)
Revenue	$2,888.6	$3,405.0
Costs, expenses and other:
Cost of sales	2,311.6	2,613.5
Direct operating expenses	314.3	297.8
Turnaround and related expenses	45.8	10.6
Depreciation and amortization	46.5	44.0
Selling, general and administrative expenses	82.5	82.9
Merger-related expenses	4.7	2.5
Income from equity method investments	(21.9)	(14.8)
Other (income) loss, net	(0.5)	0.4
Operating income	105.6	368.1
Interest expense, net	(24.8)	(28.7)
Income before income taxes	80.8	339.4
Income tax provision	(4.3)	(8.4)
Net income	$76.5	$331.0
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Revenue. Revenue for the year ended December 31, 2016 was $2,888.6 million compared to $3,405.0 million for the year ended December 31, 2015, a decrease of 15.2%. Refining revenue decreased 17.5% and retail revenue decreased 7.6% compared to the year ended December 31, 2015. This decrease was primarily driven by a decrease in refining revenue, primarily due to lower selling prices of refined products. Also contributing to the decrease was a 0.8% increase in refining sales volumes of refined products versus the year ended December 31, 2015. The lower refined product volumes are primarily attributable to planned turnaround activities at our St. Paul Park refinery during the year ended December 31, 2016. Retail revenue decreased primarily due to lower market prices per gallon for fuel sales during the year ended December 31, 2016. Excise taxes included in revenue totaled $432.2 million and $402.9 million for the years ended December 31, 2016 and 2015, respectively.
Cost of sales. Cost of sales totaled $2,311.6 million for the year ended December 31, 2016 compared to $2,613.5 million for the year ended December 31, 2015, a decrease of 11.6%, primarily due to lower refining crude costs, a 0.8% increase in sales volumes of refined products during the year ended December 31, 2016 and a non-cash lower of cost or market inventory reserve adjustment of $92.7 million as a result of rising feedstocks and finished product prices. An increase in losses from realized and unrealized hedging activities also contributed to cost of sales in the 2016 period by $12.8 million. Excise taxes included in cost of sales were $432.2 million and $402.9 million for the years ended December 31, 2016 and 2015, respectively.
Direct operating expenses. Direct operating expenses totaled $314.3 million for the year ended December 31, 2016 compared to $297.8 million for the year ended December 31, 2015, an increase of 5.5%, due primarily to the impact of higher fleet hauling expenses of $9.0 million, rental expenses and environmental costs in 2016. These increases were partially offset by lower natural gas costs, net of related hedging, of $8.4 million.
Turnaround and related expenses. Turnaround and related expenses totaled $45.8 million for the year ended December 31, 2016 compared to $10.6 million for the year ended December 31, 2015, an increase of 332.1%. The turnaround costs in the years ended December 31, 2016 and 2015 related primarily to the turnaround of the No. 2 sulfur recovery unit, distillate hydrotreater and No. 2 SCOT unit.
Depreciation and amortization. Depreciation and amortization was $46.5 million for the year ended December 31, 2016 compared to $44.0 million for the year ended December 31, 2015, an increase of 5.7%. This increase was due to increased assets placed in service and other assets throughout 2016.
Selling, general and administrative expenses. Selling, general and administrative expenses were $82.5 million for the year ended December 31, 2016 compared to $82.9 million for the year ended December 31, 2015. This decrease of 0.5% from the prior-year period relates primarily to lower insurance and legal costs, partially offset by higher equity-based compensation expense.
Merger-related expenses. Legal and advisory costs of $4.7 million and $2.5 million were incurred during the year ended December 31, 2016 and 2015, respectively, as a result of the NTI Merger Agreement with Western. The increase was due to severance and retention costs incurred in 2016.
Income from equity method investment. Income from equity method investment was $21.9 million for the year ended December 31, 2016 compared to $14.8 million of income for the year ended December 31, 2015. This increase was driven primarily by higher equity income due to lower MPL operating costs.
Other (income) loss, net. Other (income) loss, net was $0.5 million of income for the year ended December 31, 2016 compared to a $0.4 million loss for the year ended December 31, 2015. This increase is driven primarily by a gain from the derecognition of a capital lease liability due to the release from an environmental matter at a retail store in 2016.
Interest expense, net. Interest expense, net was $24.8 million for the year ended December 31, 2016 and $28.7 million for the year ended December 31, 2015. This decrease is due to capitalization of interest for refining capital projects during 2016.
Income tax provision. The income tax provision for the year ended December 31, 2016 was $4.3 million compared to $8.4 million for the year ended December 31, 2015. The decrease was due to lower retail pre-tax income.
Net income. Our net income was $76.5 million for the year ended December 31, 2016 compared to $331.0 million for the year ended December 31, 2015. This decrease in net income is primarily attributable to a decrease in gross margin of $214.5 million. Net income was further weakened by an increase of $35.2 million in turnaround and related expenses, an increase of $16.5 million in direct operating expenses, $2.2 million in higher merger related costs and $2.5 million in higher depreciation and amortization costs. Partially offsetting these unfavorable changes, was a $92.7 million favorable lower of cost or market inventory adjustment, $7.1 million in higher income from our equity method investment in MPL, a decrease of $0.4 million in selling, general and administrative expenses and a decrease of $3.9 million in interest expense, net.

Outlook
Our refining margins, excluding hedging activities, were weaker for the El Paso, Gallup and St. Paul Park refineries in 2016 compared to 2015. The Gulf Coast benchmark ("GC") 3:2:1 crack spread refers to the approximate refining margin resulting from processing three barrels of crude oil to produce two barrels of gasoline and one barrel of diesel fuel. The GC 3:2:1 decreased from an average of $18.24 in 2015 to an average of $12.55 in 2016. The GC 3:2:1 through February 24, 2017 averaged $13.41 per barrel.
The St. Paul Park refinery benchmarks its refining margin against the Group 3 6:3:2:1 benchmark crack spread. The Group 3 6:3:2:1 refers to the approximate refining margin resulting from processing six barrels of WTI crude oil to produce three barrels of gasoline, two barrels of diesel fuel and one barrel of residual fuel. Prices are derived from PADD II Group 3 conventional gas and ultra-low diesel fuel prices and the price of Western Canadian Select (“WCS”) crude oil for residual fuel. This benchmark decreased from an average of $12.93 per barrel for 2015, to an average of $7.84 per barrel for 2016. The Group 3 6:3:2:1 averaged $8.17 per barrel through February 24, 2017.
Both Western and NTI record crude oil purchases on pricing tied to WTI. The WTI Midland/Cushing differential can have a significant impact on refining margins at El Paso. The WTI Midland/Cushing differential averaged a discount of $0.15 per barrel for 2016, which, compared to a discount of $0.37 per barrel that we realized in El Paso during 2015, negatively impacted our El Paso refining margins in the current year. The WTI Midland/Cushing differential has averaged a premium of $0.79 per barrel through February 24, 2017.
The discounts to WTI for Bakken Shale crude oil and WCS crude oil can have a significant impact on refining margins at St. Paul Park. The Bakken/WTI discount averaged $1.24 per barrel for 2016 compared to $1.55 per barrel for 2015. The Bakken/WTI discount averaged $0.30 per barrel through February 24, 2017. The WCS/WTI discount averaged $13.69 per barrel for 2016 versus $11.99 per barrel for 2015. The WCS/WTI discount averaged $13.10 per barrel through February 24, 2017.

The prices of crude oil and refined products have been volatile thus far in 2017. Continued volatility in these prices may impact the carrying value of our inventories and result in additional lower of cost or market inventory adjustments. An increase in prices, such as we experienced in 2016, may positively impact the carrying value of our inventories, while a decrease in these prices could negatively impact our inventory carrying values. Also, during 2016, we experienced volatility in the pricing of RINs. We expect continued volatility as the industry strives to meet RFS obligations.

Liquidity and Capital Resources
Our primary sources of liquidity are from cash from operations, cash on hand and availability under our revolving credit facilities. To a lesser extent, we also generate liquidity from the issuance of securities.
As of December 31, 2016, we had cash and cash equivalents of $268.6 million, including NTI cash of $29.5 million and WNRL cash of $14.7 million. There were no direct borrowings under the Western and NTI revolving credit facilities as of December 31, 2016. Western had $735.4 million in total liquidity as of December 31, 2016, defined as Western’s cash and cash equivalents plus net availability under the Western and NTI Revolving Credit Facilities. Western, NTI and WNRL had net availability under their revolving credit facilities of $266.6 million, $214.9 million and $479.0 million, respectively.
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
Pursuant to the NTI Merger Agreement, we paid $859.9 million in cash and issued 17.1 million shares of Western common stock adjusted slightly for cash paid in lieu of fractional shares. We incurred $500 million of additional secured indebtedness under the amended term loan credit agreement to partially fund the NTI Merger consideration. On December 29, 2016, we made a non-mandatory prepayment of $125.0 million under the amended term loan credit agreement from cash on hand. See Note 15, Long-Term Debt, and Note 30, NTI, in the Notes to Consolidated Financial Statements included in this annual report for further discussion.
WNRL borrowed $145.0 million under the WNRL Revolving Credit Facility on October 30, 2015, to partially fund the purchase of Western's TexNew Mex Pipeline System. During 2016, WNRL repaid $179.1 million of its outstanding direct borrowings under the WNRL Revolving Credit Facility using the proceeds generated through our equity issuances during the period. We had direct borrowings of $20.3 million under the WNRL revolving credit facility as of December 31, 2016. See Note 15, Long-Term Debt, in the Notes to Consolidated Financial Statements included in this annual report for further discussion.
On September 7, 2016, WNRL entered into an underwriting agreement relating to the issuance and sale of 7,500,000 of its common units representing limited partner interests in the Partnership. The closing of the offering occurred on September 13, 2016. WNRL also granted the underwriter an option to purchase additional common units on the same terms. This option was exercised in full and closed on September 30, 2016, for 1,125,000 additional common units.
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
Our board of directors has periodically approved various share repurchase programs authorizing us to repurchase up to $200 million of our outstanding common stock, per program. On September 21, 2015, our board of directors authorized a share repurchase program of up to $200 million, which expired on December 31, 2016 with $125.0 million in remaining funds authorized under the program.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$383,747	$843,083	$737,633
Net cash used in investing activities	(226,342)	(191,846)	(380,864)
Net cash used in financing activities	(661,326)	(309,894)	(393,680)
Net increase (decrease) in cash and cash equivalents	$(503,921)	$341,343	$(36,911)
The decrease in net cash from operating activities from 2015 to 2016 was primarily the result of a decrease in net income, a change in the lower of cost or market reserve adjustment and changes in our working capital, offset by our commodity hedging activity as disclosed in our Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015. Working capital decreased by $425.9 million primarily due to increases in accounts payable and accrued liabilities resulting from the timing of crude oil payments and the price of crude oil.
Cash flows provided by operating activities for the year ended December 31, 2016, combined with a $500.0 million addition to Western's long-term debt, $466.9 million of borrowings on the NTI and WNRL revolving credit facilities and $277.8 million from the issuance of WNRL common units, were primarily used for the following investing and financing activities:
Investing Activities:
•Fund capital expenditures ($301.0 million)
•Use of $264.1 million of restricted cash; and
•Increase in the amount of restricted cash ($195.0 million).
Financing Activities:

•	Payment of consideration to NTI public unitholders ($859.9 million), sourced from cash on hand and from the proceeds of additions to Western's long-term debt;
•Repayment of NTI's revolving credit facility debt ($412.5 million);
•Repayment of WNRL's revolving credit facility debt ($179.1 million);
•Payment of cash dividends ($153.7 million);
•Payment of long-term debt and capital lease obligations ($135.4 million);
•Purchase of common stock for treasury ($75.0 million);
•Payment of distributions to non-controlling interest holders ($66.3 million);
•Payment of deferred financing costs ($12.7 million); and
•Payment of transaction costs associated with the NTI Merger ($11.7 million).
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
Cash flows provided by operating activities for the year ended December 31, 2015 combined with $300.0 million and $145.0 million from the issuance of long-term debt and borrowings under WNRL's revolving credit facility, respectively, were primarily used for the following investing and financing activities:
Investing Activities:
•Fund capital expenditures ($290.9 million) including the use of $267.9 million of restricted cash;
•Increase in the amount of restricted cash ($170.0 million).
Financing Activities:
•Repayment of WNRL's revolving credit facility debt ($269.0 million);

•Payment of distributions to NTI and WNRL non-controlling interest holders ($238.4 million);
•Payment of cash dividends ($129.2 million);
•Purchase of common stock for treasury ($105.0 million);
•Payments on long-term debt and capital lease obligations ($7.4 million); and
•Payment of deferred financing costs ($6.8 million).
Working Capital
Total working capital at December 31, 2016 was $688.5 million, consisting of $1,672.5 million in current assets and $984.0 million in current liabilities. Working capital at December 31, 2015 was $1,114.4 million, consisting of $1,922.2 million in current assets and $807.9 million in current liabilities. Our working capital at December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
	(In thousands)
Western	$705,667	$1,078,574
WNRL	(17,190)	35,792
Total	$688,477	$1,114,366
Indebtedness
Our capital structure at December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
	(In thousands)
Debt, including current maturities:
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan - 5.25% Credit Facility due 2020	533,500	539,000
6.25% Senior Unsecured Notes due 2021	350,000	350,000
Term Loan - 5.50% Credit Facility due 2023	372,500	—
Total Western obligations	1,256,000	889,000
NTI obligations:
Revolving Credit Facility due 2019	—	—
7.125% Senior Secured Notes, due November 2020	349,980	350,000
Total NTI obligations	349,980	350,000
WNRL obligations:
Revolving Credit Facility due 2018	20,300	145,000
7.5% Senior Notes due 2023	300,000	300,000
Total WNRL obligations	320,300	445,000
Less unamortized discount, premium and debt issuance costs	43,975	33,606
Long-term debt	1,882,305	1,650,394
Equity	2,296,960	2,945,906
Total capitalization	$4,179,265	$4,596,300
See Note 15, Long-Term Debt in the Notes to Consolidated Financial Statements included in this annual report for detailed information regarding our indebtedness.
Capital Spending
Capital expenditures totaled $301.0 million for the year ended December 31, 2016 and included improvement and regulatory projects for our refining segment, WNRL projects and several smaller projects for our retail and corporate groups. Capital expenditures included $10.7 million of capitalized interest for 2016.

The following table summarizes our budgeted capital expenditures for 2017:

	Western (1)	WNRL	Totals
	(In thousands)
Sustaining	$89,200	$11,500	$100,700
Discretionary	145,800	27,000	172,800
Regulatory	31,100	4,100	35,200
Total	$266,100	$42,600	$308,700

(1)	Western's capital expenditure budget for 2017 is $266.1 million, of which $230.7 million is for our refining segment, $29.5 million for our retail segment and $5.9 million for other general projects.
Sustaining Projects. Sustaining maintenance capital expenditures are those related to refinery turnarounds, minor replacement of assets, refurbishing and replacement of components, fire protection, process safety management and other recurring and safety related capital expenditures.
Discretionary Projects. Discretionary capital expenditures are those primarily related to the economic returns and growth. Our discretionary projects include crude oil logistics projects and new cardlocks.
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
The estimated capital expenditures for the regulatory projects described above and for other regulatory requirements for the next three years are summarized in the table below:

	2017	2018	2019
	(In millions)
Tier III Low sulfur gasoline - Gallup	$3.0	$10.0	$12.5
Fire suppression - Gallup	8.9	—	—
Flare systems upgrades - Gallup	0.5	—	—
Total	$12.4	$10.0	$12.5
Contractual Obligations and Commercial Commitments
Information regarding our contractual obligations of the types described below as of December 31, 2016, is set forth in the following table:

	Payments Due by Period
	Totals	2017	2018 and 2019	2020 and 2021	2022 and Beyond
	(In thousands)
Long-term debt obligations (1)	$2,507,080	$135,583	$281,448	$1,380,540	$709,509
Capital lease obligations	95,190	5,419	10,997	11,635	67,139
Operating lease obligations	546,803	55,675	99,778	85,704	305,646
Purchase obligations (2)	1,945,787	783,704	1,087,601	74,482	—
Environmental reserves (3)	13,784	6,946	2,295	2,192	2,351
Uncertain tax positions (4)	58,317	58,317	—	—	—
Other obligations (5) (6)	194,607	17,620	33,855	139,145	3,987
Total obligations	$5,361,568	$1,063,264	$1,515,974	$1,693,698	$1,088,632

(1)	Includes minimum principal payments and interest calculated using interest rates at December 31, 2016.

(2)
Purchase obligations include agreements to buy crude oil and other raw materials. Amounts included in the table were calculated using the pricing at December 31, 2016 multiplied by the contract volumes.

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

Dividends and Distributions
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
At December 31, 2016, we held approximately 10.9 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $64.11 per barrel. At December 31, 2016, the excess of the current cost of our crude oil, refined product and other feedstock and blendstock inventories over aggregated LIFO costs was $140.1 million.
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

The following tables summarize our economic hedging activity recognized within cost of products sold for the three years ended December 31, 2016, and open commodity hedging positions as of December 31, 2016, and December 31, 2015:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Economic hedging activities recognized within cost of products sold
Realized hedging gain, net	$58,773	$93,699	$95,331
Unrealized hedging gain (loss), net	(77,674)	(50,233)	194,423
Total hedging gain (loss), net	$(18,901)	$43,466	$289,754

	December 31, 2016	December 31, 2015
	(In thousands)
Open commodity hedging instruments (bbls)
Crude oil differential swaps, net long positions	2,124	5,155
Crude futures	(1,703)	(562)
Refined product price and crack spread swaps	(6,632)	(5,645)
Total open commodity hedging instruments	(6,211)	(1,052)

Fair value of outstanding contracts, net
Other current assets	$13,649	$78,125
Other assets	8	11,881
Accrued liabilities	(10,827)	(10,273)
Other long-term liabilities	(771)	—
Fair value of outstanding contracts - unrealized gain, net	$2,059	$79,733
During the three years ended December 31, 2016, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 8.	Financial Statements and Supplementary Data

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, for Western Refining, Inc. and its subsidiaries. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting. This report appears on page 69 of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Western Refining, Inc.
El Paso, Texas

We have audited the internal control over financial reporting of Western Refining, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Western Refining, Inc.
El Paso, Texas

We have audited the accompanying consolidated balance sheets of Western Refining, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Western Refining, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 1, 2017

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents (WNRL: $14,652 and $44,605, respectively)	$268,581	$772,502
Accounts receivable, trade, net of a reserve for doubtful accounts of $235 and $169, respectively (WNRL: $65,240 and $55,053, respectively)	423,171	359,237
Inventories (WNRL: $10,144 and $15,200, respectively)	771,989	547,538
Prepaid expenses (WNRL: $6,421 and $4,133, respectively)	95,355	73,213
Other current assets (WNRL: $6,403 and $5,943, respectively)	113,421	169,728
Total current assets	1,672,517	1,922,218
Restricted cash	—	69,106
Equity method investment	102,685	97,513
Property, plant and equipment, net (WNRL: $419,448 and $430,141, respectively)	2,364,482	2,305,171
Goodwill	1,289,443	1,289,443
Intangible assets, net (WNRL: $6,515 and $7,757, respectively)	83,812	84,945
Other assets (WNRL: $3,233 and $3,376, respectively)	47,458	64,997
Total assets	$5,560,397	$5,833,393
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (WNRL: $9,186 and $10,501, respectively)	$753,933	$553,957
Accrued liabilities (WNRL: $39,599 and $30,624, respectively)	219,607	248,395
Current portion of long-term debt	10,500	5,500
Total current liabilities	984,040	807,852
Long-term liabilities:
Long-term debt, less current portion (WNRL: $313,032 and $437,467, respectively)	1,871,805	1,644,894
Lease financing obligation	54,163	53,232
Deferred income tax liability, net (WNRL: $641 and $0, respectively)	260,293	312,914
Other liabilities (WNRL: $9 in both periods)	93,136	68,595
Total long-term liabilities	2,279,397	2,079,635
Commitments and contingencies
Equity:
Western shareholders' equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 108,512,228 and 102,773,705 shares issued, respectively	1,085	1,028
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	633,381	492,848
Retained earnings	1,061,168	1,167,938
Accumulated other comprehensive income, net of tax	1,226	651
Treasury stock, 9,089,623 shares at cost	—	(363,168)
Total Western shareholders' equity	1,696,860	1,299,297
Non-controlling interest	600,100	1,646,609
Total equity	2,296,960	2,945,906
Total liabilities and equity	$5,560,397	$5,833,393
The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$7,743,213	$9,787,036	$15,153,573
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	5,978,811	7,521,375	12,719,963
Direct operating expenses (exclusive of depreciation and amortization)	928,023	902,925	850,634
Selling, general and administrative expenses	217,861	225,245	226,020
Merger and reorganization costs	12,440	—	12,878
Loss (gain) and impairments on disposal of assets, net	(1,271)	51	8,530
Maintenance turnaround expense	47,137	2,024	48,469
Depreciation and amortization	216,787	205,291	190,566
Total operating costs and expenses	7,399,788	8,856,911	14,057,060
Operating income	343,425	930,125	1,096,513
Other income (expense):
Interest income	692	703	1,188
Interest and debt expense	(123,291)	(105,603)	(97,062)
Loss on extinguishment of debt	(3,916)	—	(9)
Other, net	24,964	13,161	2,046
Income before income taxes	241,874	838,386	1,002,676
Provision for income taxes	(54,868)	(223,955)	(292,604)
Net income	187,006	614,431	710,072
Less net income attributed to non-controlling interests	62,067	207,675	150,146
Net income attributable to Western Refining, Inc.	$124,939	$406,756	$559,926

Net earnings per share:
Basic	$1.24	$4.28	$6.17
Diluted	$1.24	$4.28	$5.61
Weighted average common shares outstanding:
Basic	100,473	94,899	90,708
Diluted	100,868	94,999	101,190

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$187,006	$614,431	$710,072
Other comprehensive income items:
Benefit plans:
Amortization of net prior service cost	(253)	215	161
Reclassification of loss to income	—	50	21
Pension plan termination adjustment	420	—	—
Actuarial gain (loss)	724	1,683	(2,157)
Net prior service credit	—	2,463	—
Other comprehensive income (loss) before tax	891	4,411	(1,975)
Income tax	(386)	(403)	295
Other comprehensive income (loss), net of tax	505	4,008	(1,680)
Comprehensive income	187,511	618,439	708,392
Less comprehensive income attributed to non-controlling interests	61,997	209,741	149,407
Comprehensive income attributable to Western Refining, Inc.	$125,514	$408,698	$558,985

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)

					Accum.
	Common Stock				Other
			Additional		Compr.			Non-
	Shares	Par	Paid-In	Retained	Loss,	Treasury Stock		Controlling
	Issued	Value	Capital	Earnings	Net of Tax	Shares	Cost	Interest	Total
Balance at December 31, 2013	91,827,731	$918	$625,825	$624,213	$(350)	(12,102,169)	$(356,554)	$1,676,535	$2,570,587
Stock-based compensation	—	—	4,338	—	—	—	—	15,565	19,903
Offering costs	—	—	—	—	—	—	—	66	66
Restricted share and share unit vesting	184,765	2	(2)	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	1,144	—	—	—	—	—	1,144
Cash dividends declared of $3.08 per share	—	—	—	(293,746)	—	—	—	—	(293,746)
Net income	—	—	—	559,926	—	—	—	150,146	710,072
Other comprehensive loss, net of tax benefit of $295	—	—	—	—	(941)	—	—	(739)	(1,680)
Convertible debt redemption	10,630,044	106	(143,557)	—	—	12,129,199	357,608	—	214,157
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(173,637)	(173,637)
Treasury stock, at cost	—	—	—	—	—	(6,468,913)	(259,222)	—	(259,222)
Balance at December 31, 2014	102,642,540	1,026	487,748	890,393	(1,291)	(6,441,883)	(258,168)	1,667,936	2,787,644
Stock-based compensation	—	—	4,231	—	—	—	—	11,729	15,960
Restricted share and share unit vesting	131,165	2	(2)	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	871	—	—	—	—	—	871
Cash dividends declared of $1.36 per share	—	—	—	(129,211)	—	—	—	—	(129,211)
Net income	—	—	—	406,756	—	—	—	207,675	614,431
Other comprehensive income, net of tax of $403	—	—	—	—	1,942	—	—	2,066	4,008
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(242,576)	(242,576)
Treasury stock, at cost	—	—	—	—	—	(2,647,740)	(105,000)	—	(105,000)
Other	—	—	—	—	—	—	—	(221)	(221)
Balance at December 31, 2015	102,773,705	1,028	492,848	1,167,938	651	(9,089,623)	(363,168)	1,646,609	2,945,906
Stock-based compensation	—	—	7,513	—	—	—	—	5,848	13,361
Restricted share unit and phantom stock vesting	174,102	1	(1)	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	573	—	—	—	—	—	573
Cash dividends declared of $1.52 per share	—	—	—	(153,691)	—	—	—	—	(153,691)
NTI merger	5,564,421	56	144,189	(78,018)	—	11,551,973	438,168	(1,329,348)	(824,953)
Transaction costs for NTI merger	—	—	(11,741)	—	—	—	—	—	(11,741)
Net income	—	—	—	124,939	—	—	—	62,067	187,006
Other comprehensive income, net of tax of $386	—	—	—	—	575	—	—	(70)	505
Issuance of WNRL common units	—	—	—	—	—	—	—	277,751	277,751
Offering costs for issuance of WNRL common units	—	—	—	—	—	—	—	(655)	(655)
Distribution to non-controlling interest holders	—	—	—	—	—	—	—	(62,102)	(62,102)
Treasury stock, at cost	—	—	—	—	—	(2,462,350)	(75,000)	—	(75,000)
Balance at December 31, 2016	108,512,228	$1,085	$633,381	$1,061,168	$1,226	—	$—	$600,100	$2,296,960

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$187,006	$614,431	$710,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,787	205,291	190,566
Changes in fair value of commodity hedging instruments	77,674	50,233	(194,423)
Reserve for doubtful accounts	66	(315)	296
Amortization of loan fees and original issue discount	8,766	6,450	14,496
Loss on extinguishment of debt	3,916	—	9
Stock-based compensation expense	22,523	16,505	19,903
Deferred income taxes	(17,679)	(41,895)	71,827
Change in lower of cost or market reserve	(133,414)	96,536	78,554
Excess tax benefit from stock-based compensation	(1,033)	(871)	(1,144)
Income from equity method investment, net of dividends	(5,410)	(1,672)	(2,238)
Loss (gain) and impairments on disposal of assets, net	(1,271)	51	8,530
Changes in operating assets and liabilities:
Accounts receivable	(64,810)	108,604	132,107
Inventories	(91,037)	(14,837)	(150,403)
Prepaid expenses	(22,142)	15,202	23,722
Other assets	(4,372)	(41,187)	22,312
Accounts payable and accrued liabilities	193,389	(198,707)	(190,209)
Other long-term liabilities	14,788	29,264	3,656
Net cash provided by operating activities	383,747	843,083	737,633
Cash flows from investing activities:
Capital expenditures	(300,969)	(290,863)	(223,271)
Proceeds from the sale of assets	5,521	1,114	1,936
Return of capital on equity method investment	—	—	7,480
Increase in restricted cash	(195,000)	(170,000)	(320,000)
Use of restricted cash	264,106	267,903	152,991
Net cash used in investing activities	(226,342)	(191,846)	(380,864)
Cash flows from financing activities:
Additions to long-term debt	500,000	300,000	79,311
Payments on long-term debt and capital lease obligations	(135,392)	(7,368)	(6,072)
Borrowings on revolving credit facility	466,900	145,000	269,000
Repayments of revolving credit facility	(591,600)	(269,000)	—
Payments for NTI units related to merger	(859,893)	—	—
Transaction costs for NTI merger	(11,741)	—	—
Distribution to non-controlling interest holders	(66,311)	(238,366)	(173,637)
Deferred financing costs	(12,727)	(6,820)	(9,649)
Purchases of common stock for treasury	(75,000)	(105,000)	(259,222)
Dividends paid	(153,691)	(129,211)	(293,746)
Convertible debt redemption	—	—	(809)
Proceeds from issuance of WNRL common units	277,751	—	—
Offering costs for issuance of WNRL common units	(655)	—	—
Excess tax benefit from stock-based compensation	1,033	871	1,144
Net cash used in financing activities	(661,326)	(309,894)	(393,680)
Net increase (decrease) in cash and cash equivalents	(503,921)	341,343	(36,911)
Cash and cash equivalents at beginning of year	772,502	431,159	468,070
Cash and cash equivalents at end of year	$268,581	$772,502	$431,159
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
We produce refined products at our refineries in El Paso, Texas; near Gallup, New Mexico and St. Paul Park, Minnesota. We sell refined products in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico. Our product sales occur through bulk distribution terminals, wholesale marketing networks and two retail networks with a total of 544 company-owned and franchised retail sites in the United States.
On November 16, 2016, we entered into an Agreement and Plan of Merger (the “Tesoro Merger Agreement”) with Tesoro Corporation, a Delaware corporation (“Tesoro”), Tahoe Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of Tesoro (“Merger Sub 1”), and Tahoe Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Tesoro (“Merger Sub 2”), pursuant to which Merger Sub 1 will merge with and into the Company (the “First Tesoro Merger,” and, if a second merger election as discussed below is not made, the “Tesoro Merger”), with the Company surviving the First Tesoro Merger as a wholly owned subsidiary of Tesoro. Subject to the terms and conditions set forth in the Tesoro Merger Agreement, upon consummation of the First Tesoro Merger, each share of our common stock, par value $0.01 per share issued and outstanding immediately prior to the effective time of the First Tesoro Merger (excluding our common stock owned by the Company or Tesoro or any of their respective direct or indirect wholly-owned subsidiaries that are not held on behalf of third parties) will be converted into and become exchangeable for, at the election of the holder of each share of our common stock, either (a) $37.30 in cash or (b) 0.4350 shares of Tesoro common stock, par value $0.16⅔ per share, in each case without interest. See Note 31, Tesoro Merger, for additional information.
At December 31, 2016, we own 100% of the limited partner interest in Northern Tier Energy LP ("NTI") and 100% of its general partner. We entered into an Agreement and Plan of Merger dated as of December 21, 2015 (the “NTI Merger Agreement”), with Western Acquisition Co, LLC (“MergerCo”) which is a wholly-owned subsidiary of Western, NTI and Northern Tier Energy GP LLC, to acquire all of NTI’s outstanding common units not already held by us (the “NTI Merger”). On June 23, 2016, following the approval of the NTI Merger Agreement by NTI common unitholders, all closing conditions to the NTI Merger were satisfied, and the NTI Merger was successfully completed. We incurred $500 million of additional secured indebtedness under our amended term loan credit agreement to partially fund the NTI Merger consideration. See Note 30, NTI, for additional information.
We formed Western Refining Logistics, LP ("WNRL") as a Delaware master limited partnership to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets and related businesses. At December 31, 2016, we owned a 52.6% limited partner interest in WNRL and the public held a 47.4% limited partner interest. We control WNRL through our 100% ownership of its general partner and we own the majority of WNRL's limited partnership interests. WNRL owns and operates logistics assets consisting of pipeline and gathering, terminalling, storage and transportation assets as well as a wholesale business that operates primarily in the Southwest. WNRL operates its logistics assets primarily for the benefit of the Company.
On September 15, 2016, we sold certain assets consisting of terminals, transportation and storage assets and the related land located at our St. Paul Park refinery and Cottage Grove tank farm to WNRL. These assets primarily receive, store and distribute crude oil, feedstock and refined products associated with the St. Paul Park refinery (the "St. Paul Park Logistics Assets"). WNRL acquired these assets from us in exchange for $195.0 million in cash and 628,224 common units representing limited partner interests in WNRL. We refer to this transaction as the "St. Paul Park Logistics Transaction." The St. Paul Park Logistics Transaction was a reorganization of entities under common control. See Note 29, Western Refining Logistics, LP, for additional information on this transaction.
On September 7, 2016, WNRL entered into an underwriting agreement relating to the issuance and sale of 7,500,000 of its common units representing limited partner interests in the Partnership. The closing of the offering occurred on September 13, 2016. WNRL also granted the underwriter an option to purchase additional common units on the same terms. The option was exercised in full and closed on September 30, 2016, for 1,125,000 additional common units.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On October 30, 2015, we sold to WNRL a 375 mile segment of the TexNew Mex Pipeline system that extends from WNRL's crude oil station in Star Lake, New Mexico, in the Four Corners region to its T station in Eddy County, New Mexico (the "TexNew Mex Pipeline System"). We also sold an 80,000 barrel crude oil storage tank located at WNRL's crude oil pumping station in Star Lake, New Mexico and certain other related assets. WNRL acquired these assets from us in exchange for $170 million in cash, 421,031 common units representing limited partner interests in WNRL and 80,000 units of a newly created class of limited partner interests in WNRL, referred to as the "TexNew Mex Units". We refer to this transaction as the "TexNew Mex Pipeline Transaction." The TexNew Mex Pipeline Transaction was a reorganization of entities under common control. See Note 29, Western Refining Logistics, LP, for additional information on this transaction.
On October 15, 2014, in connection with a Contribution, Conveyance and Assumption Agreement (the "Contribution Agreement") dated September 25, 2014, we sold all of the outstanding limited liability company interests of Western Refining Wholesale, LLC ("WRW") to WNRL (the "Wholesale Acquisition"). The sale of WRW to WNRL was a reorganization of entities under common control. See Note 29, Western Refining Logistics, LP, for additional information on this transaction.
The WNRL financial and operational data presented includes the historical results of all assets acquired from Western in the St. Paul Park Logistics Transaction, the TexNew Mex Pipeline Transaction and the Wholesale Acquisition. These acquisitions from Western were transfers of assets between entities under common control. We have retrospectively adjusted historical financial and operational data of WNRL, for all periods presented, to reflect the purchase and consolidation of the purchased assets into WNRL.
During the third quarter of 2016, we changed our reportable segments due to changes in our organization. Our operations include three business segments: refining, WNRL and retail. See Note 3, Segment Information, for further discussion of our business segments.
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. During 2016, the volatility in crude oil prices and refining margins also contributed to the variability of our results of operations for the four calendar quarters.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-K.
2. Summary of Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Western and our subsidiaries. All intercompany accounts and transactions have been eliminated for all periods presented.
We own 100% of NTI's general partner and, subsequent to the NTI Merger, we own 100% of the limited partner interest in NTI. We own a 52.6% limited partner interest in WNRL and 100% of WNRL's general partner. As the general partner of WNRL, we have the ability to direct the activities of WNRL that most significantly impact its respective economic performance. We have reported a non-controlling interest for WNRL as of December 31, 2016, of $600.1 million and non-controlling interests for NTI and WNRL of $1,646.6 million as of December 31, 2015, in our Consolidated Balance Sheets. Investments in significant non-controlled entities over which we have the ability to exercise significant influence are accounted for using the equity method.
Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. See Note 4, Fair Value Measurement for further information.
Restricted Cash
Restricted cash at December 31, 2015 reported in our Consolidated Balance Sheets relates to net proceeds from the sale of Western's TexNew Mex Pipeline System to WNRL. This cash was used to invest in capital assets.
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
Uncollectible accounts receivable are charged against the reserve for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Reserves for doubtful accounts related to trade receivables were $0.2 million, $0.2 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Additions, deductions and balances for the reserve for doubtful accounts for the three years ended December 31, 2016, are presented below:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at January 1	$169	$484	$906
Additions	803	367	3,095
Reductions	(737)	(682)	(3,517)
Balance at December 31	$235	$169	$484
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
Refined products inventories held by our refineries and SuperAmerica retail are valued under the LIFO valuation method. Our refined product inventories for Southwest Retail, our Mid-Atlantic business and WNRL wholesale are valued using the first-in, first-out (“FIFO”) inventory valuation method. Retail merchandise inventory is valued using the retail inventory method.
Equity Method Investment
We own a 17% common equity interest in Minnesota Pipe Line Company, LLC ("MPL"). Our common equity interest in MPL is accounted for using the equity method of accounting. Equity income from MPL represents our proportionate share of net income available to common equity owners generated by MPL.
The equity method investment is assessed for impairment whenever changes in facts or circumstances indicate a loss in value has occurred. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in net income. See Note 8, Equity Method Investment, for further disclosures.
MPL Investments Inc. ("MPLI") owns all of the preferred membership units of MPL. Our 17% interest in MPLI provides us no significant influence over MPLI and is accounted for as a cost method investment. The investment in MPLI was carried at a cost of $7.9 million as of December 31, 2016 and 2015 and is included in other non-current assets in our Consolidated Balance Sheets.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. We capitalize interest on expenditures for capital projects in process greater than six months and greater than $1 million until such projects are ready for their intended use.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Other Assets
Other assets consist primarily of commodity hedging activities receivable and various other assets that are related to our general operation and are stated at cost.
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
We enter into certain purchase and sale arrangements with the same counterparty that are deemed to be made in contemplation of one another. We combine these transactions and, as a result, revenues and cost of sales are not recognized in connection with these arrangements. We also enter into refined product exchange transactions to fulfill sales contracts with our customers by accessing refined products in markets where we do not operate our own refineries. These refined product exchanges are accounted for as exchanges of non-monetary assets and no revenues are recorded on these transactions.
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
Stock-Based Compensation
The cost of employee services received in exchange for an award of equity instruments granted under the Western Refining 2006 Long-Term Incentive Plan and 2010 Incentive Plan of Western Refining, Inc. is measured based on the grant date fair value of the award. Awards may be in the form of restricted shares or restricted share units ("RSU"). The fair value of each restricted share or RSU awarded was measured based on the market price of a share at closing as of the measurement date and is amortized on a straight-line basis over the respective vesting periods.
Recipients of restricted shares have voting and dividend rights on these shares from the date of grant.
Recipients of RSUs do not have voting or dividend rights on the shares underlying these units until the units have vested, and if applicable, the underlying shares have been issued. Upon vesting, the recipient will be entitled to receive, at the Compensation Committee’s election, the number of shares underlying the restricted share units, a cash payment equal to the share value at the vesting date or a combination of both.
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
Effective upon the closing of the NTI Merger, Western adopted and assumed NTI's equity compensation plan and amended and renamed the plan as the Amended and Restated Northern Tier Energy LP 2012 Long-Term Incentive Plan ("NTI LTIP"). Modifications to the NTI LTIP include, among other things, a change to the unit of equity from an NTI common unit to a share of Western common stock. The amendment changes the administrator of the NTI LTIP from the board of directors of NTI's general partner to Western's board of directors or its applicable committee. Consistent with the terms of the NTI Merger Agreement, all unvested equity awards at the time of the NTI Merger were exchanged for Western phantom stock awards and performance cash awards under the NTI LTIP.
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
Asset Retirement Obligations
We are required to recognize certain obligations for the retirement of our tangible long-lived assets that result from acquisition, construction, development and normal operation. A retirement obligation exists if a party is required to settle an obligation as a result of an existing or enacted law, statute, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. We record the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in the ARO due to the passage of time is recorded as an operating expense (accretion expense). See Note 14, Asset Retirement Obligations.
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
Liabilities for future remediation costs are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated, generally on an undiscounted basis. Environmental liabilities may be discounted dependent upon specific circumstances related to each environmental liability acquired. The majority of our environmental obligations are recorded on an undiscounted basis. The timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Current regulations are applied in determining environmental liabilities and are based on best estimates of probable undiscounted future costs over the estimated period of time expected to complete the remediation activities using currently available technology as well as our internal environmental policies. Environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible remediation and the timing of such remediation. Such estimates are subject to change due to many factors, including the identification of new sites requiring remediation, changes in environmental laws and regulations and their interpretation, additional information related to the extent and nature of remediation efforts and potential improvements in remediation technologies. Amounts recorded for environmental liabilities are not reduced by possible recoveries from third parties. Recoveries of environmental remediation costs from other parties are recorded as assets when we deem their receipt probable.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We consolidate 100% of the activity of WNRL due to our ownership of the general partner. WNRL is a publicly held master limited partnership, which is not taxable for federal income tax. We record income taxes on the portion of income or loss attributable to our respective ownership of WNRL.
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
For interim and annual periods beginning after December 15, 2016, the requirements related to employee share-based payment accounting were modified. The revised requirements involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification in the statement of cash flows and forfeiture rate calculations. The updated guidance is effective as of January 1, 2017. The impact of this guidance will not be material to our financial position, results of operations or cash flows when implemented.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on our accounting and reporting. We are currently evaluating the effect that certain of these new accounting requirements may have on our accounting and related reporting and disclosures in our consolidated financial statements.

•
Recognition and reporting of revenues - the requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also addresses principal versus agent considerations and indicators related to transfer of control over specified goods. These provisions are effective January 1, 2018, and can be adopted using either a full retrospective approach or a modified approach, with early adoption permitted for periods beginning after December 15, 2016, and interim periods thereafter.

We have been evaluating and continue to evaluate the provisions of this standard and its impact on our business processes, business and accounting systems, and financial statements and related disclosures. A multi-disciplined implementation team has gained an understanding of the standard’s revenue recognition model, is reviewing and documenting our contracts, and is analyzing whether enhancements are needed to our business and accounting systems. We currently plan to adopt this standard on January 1, 2018.

•
Lease accounting - the requirements were amended with regard to recognizing lease assets and lease liabilities on the balance sheet and disclosing information about leasing arrangements. The core principle is that a lessee should

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recognize the assets and liabilities that arise from leases. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We have been evaluating and continue to evaluate the provisions of this standard and its impact on our business processes, business and accounting systems, and financial statements and related disclosures.

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

•
Cash flow statement - the requirements provide guidance on presentation in the statement of cash flows for cash, cash equivalents and restricted cash or restricted cash equivalents in order to address diversity in practice among entities. The Update would result in presentation of restricted cash as a component of beginning-of-the-period and end-of-the-period cash and cash equivalents within the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted subject to certain requirements.

•
Business Combinations - the requirements clarify the definition of a business and provide a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. This guidance is effective in annual periods beginning after December 15, 2017, including interim periods therein. It must be applied prospectively on or after the effective date with early adoption permitted subject to certain requirements, and no disclosures for a change in accounting principle are required at transition.

•
Goodwill - the requirements change the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is allowed for all entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017.

3. Segment Information
We have organized our operations into three reportable segments: refining, WNRL and retail, based on manufacturing and marketing processes, the nature of our products and services and each segment's respective customer base. Prior to the NTI Merger on June 23, 2016, we also reported NTI as a separate reportable segment. Following the completion of the NTI Merger, NTI became a wholly-owned subsidiary of Western and, as a result, we have moved its net assets and operations into our refining segment, retail segment and other category. Beginning on July 1, 2016, our management team, led by our chief operating decision maker, began monitoring our business and allocating resources based on these three reportable segments. We have retrospectively adjusted the historical segment financial data for the periods presented to reflect our revised segment presentation. See Note 24, Concentration of Risk, for a discussion on significant customers.
We treated the St. Paul Park Logistics Assets we sold to WNRL as a transfer of assets between entities under common control. Accordingly, we have retrospectively adjusted the financial information for the affected reporting segments to include or exclude the historical results of the transferred assets for periods prior to the effective date of the transaction. We moved the St. Paul Park Logistics Assets from the refining segment to the WNRL segment.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A description of each segment and the principal products follows:
Refining. Our refining segment includes operations of three refineries. The El Paso refinery in El Paso, Texas, has a crude oil throughput capacity of 135,000 barrels per day ("bpd"), the Gallup refinery, near Gallup, New Mexico has a 25,000 bpd capacity and the St. Paul Park refinery, in St. Paul Park, Minnesota has a 102,000 bpd capacity. Our refineries produce various grades of gasoline, diesel fuel and other products from crude oil, other feedstocks and blending components. We purchase crude oil, other feedstocks and blending components from various third-party suppliers. We also acquire refined products through exchange agreements and from various third-party suppliers to supplement supply to our customers. We sell these products to WNRL, to our retail segment, to other independent wholesalers and retailers, commercial accounts and sales and exchanges with major oil companies. Net sales for the year ended December 31, 2014 includes $5.8 million in business interruption recoveries related to processing outages that occurred during the first and fourth quarters of 2011 at our El Paso refinery.
We had a supply and marketing agreement with a third party covering activities related to our refined product supply, sales and hedging in the Mid-Atlantic region. We recorded $4.1 million and $1.8 million in assets at December 31, 2016, and 2015, respectively, related to this supply agreement in our Consolidated Balance Sheets. The revenues and costs recorded under the supply agreement included $8.7 million, $48.7 million and $34.6 million in net hedging gains for the years ended December 31, 2016, 2015 and 2014. This supply agreement expired on December 31, 2016. On that date, we acquired $46.0 million in finished product inventories valued at market related to our Mid-Atlantic operations and now realize 100% of the operating results.
WNRL. WNRL owns and operates certain logistics assets that consist of pipeline and gathering, terminalling, storage and transportation assets, providing related services to our refining segment in the Southwest and Upper Great Plains regions, including 705 miles of pipelines and 12.4 million barrels of active storage capacity. The majority of WNRL's logistics assets are integral to the operations of the El Paso, Gallup and St. Paul Park refineries.
WNRL also owns a wholesale business that operates primarily in the Southwest. WNRL's wholesale business includes the operations of several lubricant and bulk petroleum distribution plants and a fleet of crude oil, asphalt and refined product delivery trucks. WNRL distributes commercial wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas. WNRL purchases petroleum fuels and lubricants from our refining segment and from third-party suppliers.
Retail. Our retail segment operates retail networks located in the Southwest region ("Southwest Retail") and the Upper Great Plains of the U.S. ("SuperAmerica"). Each of our retail networks sells various grades of gasoline, diesel fuel, convenience store merchandise and beverage and food products to the general public through retail convenience stores.
Southwest Retail obtains the majority of its gasoline and diesel fuel supply from WNRL and purchases general merchandise and beverage and food products from various third-party suppliers. At December 31, 2016, the retail segment operated 259 service stations and convenience stores or kiosks located in Arizona, Colorado, New Mexico and Texas compared to 258 and 230 service stations and convenience stores or kiosks at December 31, 2015 and 2014, respectively. The Southwest Retail stores were added primarily under various operating and capital leases. At December 31, 2016, the retail segment operated 51 cardlocks located in Arizona and New Mexico compared to 52 and 50 cardlocks at December 31, 2015 and 2014, respectively.
As of December 31, 2016, SuperAmerica operated 170 retail convenience stores and supported the operations of 115 franchised retail convenience stores primarily in Minnesota and Wisconsin, compared to 168 and 109 at December 31, 2015 and 165 and 89 at December 31, 2014. SuperAmerica obtains the majority of its gasoline and diesel for its Minnesota and Wisconsin retail convenience stores from the St. Paul Park refinery.
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
Activities of our business that are not included in the three reportable segments mentioned above are included in the "Other" category. These activities consist primarily of corporate staff operations and other items that are not specific to the normal business of any one of our three reportable segments. We do not allocate certain items of other income and expense, including income taxes, to the individual segments. WNRL is primarily a pass-through entity with respect to income taxes.
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
Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three years ended December 31, 2016, are presented below:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Operating Results:
Refining
Net sales	$6,918,931	$8,777,196	$14,196,564
Intersegment eliminations	2,819,844	3,072,806	4,291,617
Net refining sales to external customers	4,099,087	5,704,390	9,904,947
WNRL
Net sales	2,222,718	2,599,867	3,501,888
Intersegment eliminations	702,157	786,324	1,011,575
Net WNRL sales to external customers	1,520,561	1,813,543	2,490,313
Retail
Net sales	2,159,946	2,279,737	2,776,782
Intersegment eliminations	36,381	10,634	19,575
Net retail sales to external customers	2,123,565	2,269,103	2,757,207
Other
Other revenue, net	—	—	1,106
Intersegment eliminations	—	—	—
Net other sales to external customers	—	—	1,106
Consolidated net sales to external customers	$7,743,213	$9,787,036	$15,153,573

Operating income (loss)
Refining (1) (2)	$357,610	$930,531	$1,140,580
WNRL (2)	70,095	55,794	35,607
Retail (1)	25,146	41,279	42,087
Other	(109,426)	(97,479)	(121,761)
Operating income	343,425	930,125	1,096,513
Other income (expense), net	(101,551)	(91,739)	(93,837)
Consolidated income before income taxes	$241,874	$838,386	$1,002,676

Depreciation and amortization
Refining (2)	$150,989	$142,108	$137,715
WNRL (2)	39,242	35,384	28,934
Retail	23,193	23,197	19,869
Other	3,363	4,602	4,048
Consolidated depreciation and amortization	$216,787	$205,291	$190,566

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Capital expenditures
Refining (2)	$248,863	$201,249	$119,416
WNRL (2)	29,161	65,635	79,338
Retail	20,308	20,895	22,056
Other	2,637	3,084	2,461
Consolidated capital expenditures	$300,969	$290,863	$223,271

Total assets
Refining (2) (including $1,267,455 of goodwill)	$4,312,212	$4,024,131	$4,126,005
WNRL (2)	533,952	566,209	552,253
Retail (including $21,988 of goodwill)	435,030	444,382	417,269
Other	279,203	798,671	546,659
Consolidated total assets	$5,560,397	$5,833,393	$5,642,186

(1)
The effect of our economic hedging activity is included within operating income of our refining segment as a component of cost of products sold. The cost of products sold within our refining segment included $18.9 million in net realized and unrealized economic hedging losses for the year ended December 31, 2016 and $43.5 million and $289.8 million in net realized and unrealized economic hedging gains for the years ended December 31, 2015 and 2014, respectively. Cost of products sold included net non-cash LCM recoveries in our refining segment of $132.0 million for the year ended December 31, 2016 and charges of $95.8 million and $77.1 million for the years ended December 31, 2015 and 2014, respectively, and recoveries in our retail segment of $1.4 million for the year ended December 31, 2016 and charges of $0.7 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively.

(2)
WNRL's financial data includes its historical financial results and an allocated portion of corporate general and administrative expenses, previously reported as Other, for the three years ended December 31, 2016. The information contained herein for WNRL has been retrospectively adjusted, to include the historical results of the St. Paul Park Logistics Assets.

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
The carrying amounts of cash and cash equivalents, which we consider Level 1 assets and liabilities, approximated their fair values at December 31, 2016, and December 31, 2015, due to their short-term maturities. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and an evaluation of counterparty credit risk. Cash equivalents totaling $60.0 million and $70.1 million consisting of short-term money market deposits and commercial paper were included in the Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively.

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
The following tables represent our assets and liabilities for our commodity hedging contracts measured at fair value on a recurring basis as of December 31, 2016 and 2015, and the basis for that measurement:

	Carrying Value at December 31, 2016	Fair Value Measurement at December 31, 2016 Using			Netting Adjustments	Recorded Value at December 31, 2016
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$18,929	$—	$18,929	$—	$(5,280)	$13,649
Other assets	677	—	677	—	(669)	8
Gross financial liabilities:
Accrued liabilities	(17,547)	—	(17,547)	—	6,720	(10,827)
Other long-term liabilities	—	—	—	—	(771)	(771)
	$2,059	$—	$2,059	$—	$—	$2,059

	Carrying Value at December 31, 2015	Fair Value Measurement at December 31, 2015 Using			Netting Adjustments	Recorded Value at December 31, 2015
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$95,062	$—	$95,062	$—	$(16,937)	$78,125
Other assets	11,881	—	11,881	—	—	11,881
Gross financial liabilities:
Accrued liabilities	(21,454)	—	(15,698)	(5,756)	11,181	(10,273)
Other long-term liabilities	(5,756)	—	(5,756)	—	5,756	—
	$79,733	$—	$85,489	$(5,756)	$—	$79,733
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the changes in fair value of our Level 3 assets and liabilities, excluding goodwill (all related to commodity price swap contracts) for the years ended December 31, 2016 and 2015.

	December 31,
	2016	2015
	(In thousands)
Asset (liability) balance at beginning of period	$(5,756)	$330
Change in fair value of Level 3 trades open at the beginning of the period	—	—
Fair value of trades entered into during the period	—	(5,756)
Fair value reclassification from Level 3 to Level 2	5,756	(330)
Asset (liability) balance at end of period	$—	$(5,756)
As of December 31, 2016, we had no outstanding commodity price swap contracts.
As of December 31, 2016 and 2015, the carrying amount and estimated fair value of our debt was as follows:

	December 31,
	2016	2015
	(In thousands)
Western obligations:
Carrying amount	$1,256,000	$889,000
Fair value	1,277,956	867,178
NTI obligations:
Carrying amount	$349,980	$350,000
Fair value	363,542	360,500
WNRL obligations:
Carrying amount	$320,300	$445,000
Fair value	345,050	439,000
The carrying amount of our debt is the amount reflected in the Consolidated Balance Sheets, including the current portion. The fair value of the debt was determined based on prices from recent trade activity and is categorized in Level 2 of the fair value hierarchy.
There have been no transfers between assets or liabilities whose fair value is determined through the use of quoted prices in active markets (Level 1) and those determined through the use of significant other observable inputs (Level 2).

5. Inventories
Inventories were as follows:

	December 31,
	2016	2015
	(In thousands)
Refined products (1)	$325,889	$201,928
Crude oil and other raw materials	395,131	288,403
Lubricants	10,121	14,996
Retail store merchandise	40,848	42,211
Inventories	$771,989	$547,538

(1)	Includes $50.5 million and $14.5 million of inventory valued using the FIFO valuation method at December 31, 2016 and 2015, respectively.
As of December 31, 2016 and 2015, refined products valued under the LIFO method and crude oil and other raw materials totaled 10.9 million barrels and 10.0 million barrels, respectively. At December 31, 2016 and 2015, the excess of the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

LIFO cost over the current cost of these crude oil, refined product and other feedstock and blendstock inventories was $140.1 million and $198.4 million, respectively.
Cost of products sold included net non-cash charges of $58.3 million during the year ended December 31, 2016 and net non-cash recoveries of $170.0 million and $222.0 million during the years ended December 31, 2015 and 2014, respectively, from changes in our LIFO reserves.
In order to state our inventories at market values that were lower than our LIFO costs, we reduced the carrying values of our inventory through non-cash LCM inventory adjustments of $41.7 million and $175.1 million at December 31, 2016 and 2015, respectively. Cost of products sold included net non-cash LCM recoveries of $133.4 million for the year ended December 31, 2016 and charges of $96.5 million and $78.6 million for the years ended December 31, 2015 and 2014, respectively.
The net effect of inventory reductions that resulted in the liquidation of LIFO inventory levels are summarized in the table below:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amount)
Increase (decrease) in operating income	$(2,868)	$(16,111)	$1,097
Increase (decrease) in net income	(2,218)	(11,808)	777
Increase (decrease) in earnings per diluted share	$(0.02)	$(0.12)	$0.01
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of December 31, 2016 and 2015, was as follows:

	December 31,
	2016			2015
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	4,259	$303,968	$71.37	3,536	$259,722	$73.45
Crude oil and other	6,641	394,798	59.45	6,490	391,237	60.28
	10,900	$698,766	64.11	10,026	$650,959	64.93

6. Prepaid Expenses
Prepaid expenses were as follows:

	December 31,
	2016	2015
	(In thousands)
Prepaid crude oil and other raw materials inventories	$49,405	$23,793
Prepaid insurance	12,726	5,904
RINs	12,722	21,174
Prepaid income taxes	456	3,099
Other	20,046	19,243
Prepaid expenses	$95,355	$73,213

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Other Current Assets
Other current assets were as follows:

	December 31,
	2016	2015
	(In thousands)
Material and chemical inventories	$49,915	$54,053
Excise and other taxes receivable	19,644	21,801
Margin account deposits	14,852	—
Fair value of open commodity hedging positions, net	13,649	78,125
Exchange and other receivables	15,361	15,749
Other current assets	$113,421	$169,728

8. Equity Method Investment
We own a 17% common equity interest in MPL. The carrying value of this equity method investment was $102.7 million and $97.5 million at December 31, 2016 and 2015, respectively.
Summarized financial information for MPL for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015, was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenues	$215,564	$206,195	$184,712
Operating costs and expenses	57,444	88,909	141,250
Income from operations	158,120	117,286	43,462
Net income	137,476	96,485	22,821
Net income attributable to MPL unitholders	127,823	86,832	13,168

	December 31, 2016	December 31, 2015
	(In thousands)
Current assets	$14,882	$24,020
Noncurrent assets	491,955	441,825
Total assets	$506,837	$465,845

Current liabilities	$26,827	$17,658
Noncurrent liabilities	—	—
Total liabilities	$26,827	$17,658

Equity	$480,010	$448,187
As of December 31, 2016 and 2015, respectively, the carrying amount of the equity method investment was $21.1 million and $21.3 million higher than the underlying net assets of the investee. We are amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline). There is no market for the common units of MPL and, accordingly, no quoted market price is available.
Distributions received from MPL were $16.3 million, $13.1 million and $7.5 million, respectively, for the years ended December 31, 2016, 2015 and 2014. Equity income from MPL was $21.7 million, $14.8 million and $2.2 million, respectively, for the years ended December 31, 2016, 2015 and 2014, and has been included in other, net in the accompanying Consolidated Statement of Operations.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	December 31,
	2016	2015
	(In thousands)
Refinery facilities and related equipment	$2,260,351	$2,113,650
Pipelines, terminals and transportation equipment	560,478	427,854
Retail facilities and related equipment	333,187	324,686
Wholesale facilities and related equipment	52,284	59,875
Corporate	53,566	50,607
	3,259,866	2,976,672
Accumulated depreciation	(1,118,477)	(923,415)
	2,141,389	2,053,257
Construction in progress	223,093	251,914
Property, plant and equipment, net	$2,364,482	$2,305,171
Depreciation expense was $213.5 million, $201.2 million and $187.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

10. Goodwill
At December 31, 2016 and 2015, we had goodwill of $1,289.4 million relating to the 2013 NTI Acquisition. We test goodwill for impairment annually or more frequently if indications of impairment exist. Our testing for impairment of goodwill is based on the estimated fair value of the related reporting units that is determined based on consideration given to discounted expected future cash flows using a weighted-average cost of capital rate. An assumed terminal value is used to project future cash flows beyond base years. Various market-based methods including market capitalization, EBITDA multiples and refining complexity barrels are considered. The estimates and assumptions used in determining fair value of each reporting unit require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. The discounted cash flow model is sensitive to changes in future cash flow forecasts and the discount rate used. The EBITDA and complexity barrel models are sensitive to changes in recent historical results of operations within the refining industry. We compare and contrast the results of the various valuation models to determine if impairment exists.

11. Intangible Assets, Net
A summary of intangible assets, net is presented in the table below:

	December 31, 2016			December 31, 2015			Weighted Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(15,307)	$5,120	$20,427	$(13,729)	$6,698	3.3
Customer relationships	7,172	(4,234)	2,938	7,551	(3,921)	3,630	5.5
Rights-of-way and other	8,538	(3,242)	5,296	6,839	(1,797)	5,042	5.0
	36,137	(22,783)	13,354	34,817	(19,447)	15,370
Unamortizable assets:
Franchise rights and trademarks	50,500	—	50,500	50,500	—	50,500
Liquor licenses	19,958	—	19,958	19,075	—	19,075
Intangible assets, net	$106,595	$(22,783)	$83,812	$104,392	$(19,447)	$84,945

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible asset amortization expense was $3.0 million, $2.9 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, based upon estimates of useful lives ranging from 1 to 35 years. Estimated amortization expense for the next five fiscal years is as follows (in thousands):

2017	$2,880
2018	2,880
2019	2,212
2020	1,268
2021	980

12. Other Assets
Other assets were as follows:

	December 31,
	2016	2015
	(In thousands)
Capital spare parts	$12,717	$8,112
Purchase agreement	9,762	16,067
Cost method investment	7,864	7,872
Notes receivable	4,366	4,586
Deposits	3,582	3,747
Fair value of open commodity hedging positions, net	8	11,881
Other	9,159	12,732
Other assets	$47,458	$64,997

13. Accrued and Other Long-Term Liabilities
Accrued liabilities were as follows:

	December 31,
	2016	2015
	(In thousands)
Excise and other taxes	$68,116	$67,932
Payroll and related costs	66,021	77,482
Professional and other	24,146	28,093
Property taxes	23,387	20,175
Interest	17,248	17,093
Fair value of open commodity hedging positions, net	10,827	10,273
Environmental reserves	6,945	10,099
Banking fees and other financing	2,718	189
Income taxes	199	—
Margin and other customer deposits	—	17,059
Accrued liabilities	$219,607	$248,395

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other long-term liabilities were as follows:

	December 31,
	2016	2015
	(In thousands)
Unrecognized tax benefits	$58,317	$42,049
Retiree plan obligations and other	18,725	10,529
Asset retirement obligations	8,484	7,822
Environmental reserves	6,839	8,195
Fair value of open commodity hedging positions, net	771	—
Other long-term liabilities	$93,136	$68,595
The table below summarizes changes in our environmental liability accruals:

	December 31, 2015	Increase (Decrease)	Payments	December 31, 2016
	(In thousands)
Discounted liabilities	$3,633	$300	$(433)	$3,500
Undiscounted liabilities	14,661	626	(5,003)	10,284
Total environmental liabilities	$18,294	$926	$(5,436)	$13,784
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles the beginning and ending aggregate carrying amount of our AROs for the three years ended December 31, 2016:

	December 31,
	2016	2015	2014
	(In thousands)
Liability, beginning of period	$7,822	$7,539	$7,327
Liabilities incurred	566	58	17
Liabilities acquired	—	—	—
Liabilities settled	(479)	(187)	(313)
Accretion expense	575	412	508
Liability, end of period	$8,484	$7,822	$7,539
Our ARO liability excludes $0.2 million of ARO classified as accrued liabilities as of December 31, 2016 and 2015, respectively.

15. Long-Term Debt
Long-term debt was as follows:

	December 31,
	2016	2015
	(In thousands)
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan - 5.25% Credit Facility due 2020	533,500	539,000
6.25% Senior Unsecured Notes due 2021	350,000	350,000
Term Loan - 5.50% Credit Facility due 2023	372,500	—
Total Western obligations	1,256,000	889,000
NTI obligations:
Revolving Credit Facility due 2019	—	—
7.125% Senior Secured Notes, due November 2020	349,980	350,000
Total NTI obligations	349,980	350,000
WNRL obligations:
Revolving Credit Facility due 2018	20,300	145,000
7.5% Senior Notes due 2023	300,000	300,000
Total WNRL obligations	320,300	445,000
Less unamortized discount, premium and debt issuance costs	43,975	33,606
Long-term debt	1,882,305	1,650,394
Current portion of long-term debt	(10,500)	(5,500)
Long-term debt, net of current portion	$1,871,805	$1,644,894
As of December 31, 2016, annual long-term debt maturities in 2017, 2018, 2019, 2020 and 2021 are $10.5 million, $30.8 million, $10.5 million, $872.0 million and $355.0 million, respectively. Thereafter, total long-term debt maturities are $647.5 million.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest and debt expense were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Contractual interest:
Western obligations	$62,893	$45,248	$51,114
NTI obligations	24,462	24,474	20,342
WNRL obligations	24,325	21,079	1,096
	111,680	90,801	72,552
Amortization of loan fees	9,125	7,561	7,786
Amortization of original issuance discount	790	—	7,352
Other interest expense	12,377	9,059	11,717
Capitalized interest	(10,681)	(1,818)	(2,345)
Interest and debt expense	$123,291	$105,603	$97,062
We amortize original issue discounts and financing fees using the effective interest method over the respective term of the debt. Our creditors have no recourse to the assets owned by either of NTI or WNRL, and the creditors of NTI and WNRL have no recourse to our assets or those of our other subsidiaries.
Tesoro Merger
In anticipation of the merger with Western, Tesoro has incurred additional indebtedness to redeem or repay in full, as applicable, the outstanding debt of Western Refining and certain of its subsidiaries. Following completion of the Tesoro Merger, WNRL's 7.5% Senior Notes and any amounts outstanding under its revolving credit facility are expected to remain outstanding.
Western Obligations
Revolving Credit Facility
On May 27, 2016, we entered into the Second Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Western 2019 Revolving Credit Facility"). The amendment amended the Western 2019 Revolving Credit Facility by, among other things, (i) permitting us to incur up to $500.0 million of additional secured indebtedness secured on a pari passu basis with the loans under the Western 2020 Term Loan Credit Facility (in the form of incremental term loans or bonds secured on a pari passu basis with the term loans) beyond what was permitted under the Western 2019 Revolving Credit Facility and (ii) modifying several triggers and thresholds based on borrowing availability under the Western 2019 Revolving Credit Facility.
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
As of December 31, 2016, we had no direct borrowings under the Western 2019 Revolving Credit Agreement, and we had net availability under the Western 2019 Revolving Credit Facility of $266.6 million. This availability is net of $92.9 million in outstanding letters of credit.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Term Loan Credit Agreement - 5.25%
On November 12, 2013, we entered into a term loan credit agreement (the "Western 2020 Term Loan Credit Facility"). The Western 2020 Term Loan Credit Facility provides for loans of $550.0 million, matures on November 12, 2020, and provides for quarterly principal payments of $1.4 million until September 30, 2020, with the remaining balance then outstanding due on the maturity date. On May 27, 2016, the Company entered into a third amendment of the Western 2020 Term Loan Credit Facility. The revised terms under the amendment provide for additional capacity to make restricted payments including dividends and repurchase of the Company’s outstanding common stock, inclusion of equity interests of master limited partnership subsidiaries as “replacement assets” for purposes of asset sale mandatory prepayment and changes to the use of proceeds of the incremental term loan available under the Western 2020 Term Loan Credit Facility. The third amendment also increased the incremental availability under the Western 2020 Term Loan Credit Facility from $200.0 million, prior to the amendment, to $700.0 million.
Following the third amendment, the Western 2020 Term Loan Credit Facility bears interest at a rate based either on the base rate (as defined in the Western 2020 Term Loan Credit Facility) plus 2.25% or the LIBOR Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 4.25% (subject to a LIBOR Rate floor of 1.00%). The current interest rate based on these criteria is 5.25%. Our effective rate of interest, including contractual interest and amortization of loan fees, for the Western 2020 Term Loan Credit Facility was 5.80% as of December 31, 2016.
The Western 2020 Term Loan Credit Facility is secured by the El Paso and Gallup refineries and the equity of NT InterHoldCo LLC, a 100% owned subsidiary of Western, and is fully and unconditionally guaranteed on a joint and several basis by certain of Western's material 100% owned subsidiaries. The Western 2020 Term Loan Credit Facility contains customary restrictive covenants including limitations on debt, investments and dividends and does not contain any financial maintenance covenants.
6.25% Senior Unsecured Notes
On March 25, 2013, we entered into an indenture (the "Western 2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the "Western 2021 Senior Unsecured Notes"). The Western 2021 Senior Unsecured Notes are guaranteed on a senior unsecured basis by each of our 100% owned domestic restricted subsidiaries that guarantee any of our indebtedness under our (a) Western 2019 Revolving Credit Facility or (b) any other Credit Facilities (as each such term is defined in the Western 2021 Indenture), or any capital markets debt, in the case of clause (b), in a principal amount of at least $150.0 million. The Western 2021 Senior Unsecured Notes and guarantees are our and each guarantor's general obligations and rank equally and ratably with all of our existing and future senior indebtedness and senior to our and the guarantors' subordinated indebtedness. The Western 2021 Senior Unsecured Notes are effectively subordinated in right of payment to all secured indebtedness (including secured indebtedness under the Western 2019 Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. We pay interest on the Western 2021 Senior Unsecured Notes semi-annually in arrears on April 1 and October 1 of each year. The Western 2021 Senior Unsecured Notes mature on April 1, 2021. The effective rate of interest, including contractual interest and amortization of loan fees, for the Western 2021 Senior Unsecured Notes was 6.52% as of December 31, 2016.
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
Term Loan Credit Agreement - 5.50%
On June 23, 2016, as an incremental supplement to the Western 2020 Term Loan Credit Facility, we incurred $500.0 million in new term debt that matures on June 23, 2023 (the "Western 2023 Term Loan Credit Facility"). The proceeds from the Western 2023 Term Loan Credit Facility were net of original issue discount and other fees totaling $17.0 million. We used these proceeds to partially fund the cash portion of the NTI Merger consideration. The Western 2023 Term Loan Credit Facility provides for quarterly principal payments of $1.3 million payable on the last business day of each March, June, September and December, with the remaining principal amount due on June 23, 2023. The Western 2023 Term Loan Credit Facility is secured by both the El Paso and Gallup refineries and by the equity of NT InterHoldCo LLC and is fully and unconditionally guaranteed on a joint and several basis by certain of Western's material 100% owned subsidiaries. The Western 2023 Term Loan Credit Facility bears interest at a rate based either on the base rate plus 3.50% or the LIBOR Rate plus 4.50%

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(subject to a LIBOR Rate floor of 1.00%). On December 29, 2016, we made a non-mandatory prepayment of $125.0 million under our Western 2023 Term Loan Credit Facility. The effective rate of interest, including contractual interest and amortization of original issue discount and other loan fees, for the Western 2023 Term Loan Credit Facility was 6.30% as of December 31, 2016.
5.75% Convertible Senior Unsecured Notes
On March 7, 2014, we provided notice to the Trustee and the holders (the “Noteholders”) of our 5.75% Convertible Senior Unsecured Notes (the "Western Convertible Notes") informing the Trustee and the Noteholders of our election, with respect to all conversions requested by the Noteholders in accordance with the terms of the indenture received by the conversion agent on or after March 20, 2014, to settle conversions of the Western Convertible Notes through the issuance of shares of our common stock. On various dates between March 26, 2014, and June 2, 2014, we delivered an aggregate of 9,155 shares of common stock to the Noteholders to satisfy the conversion of $87,000 aggregate principal amount of Western Convertible Notes based on conversion rates, dependent on conversion date, of 105.2394 or 105.8731 shares of common stock for each $1,000 of principal amount of Western Convertible Notes converted. On June 16, 2014, we delivered 22,750,088 shares of common stock to the Noteholders, to satisfy the conversion of $214,881,000 aggregate principal amount of Western Convertible Notes, based on a conversion rate of 105.8731 shares of common stock for each $1,000 of principal amount of Western Convertible Notes converted.
In addition to these conversions, we paid cash for the remainder of the outstanding amount of the Western Convertible Notes with a nominal loss on extinguishment of debt.
Our payment of dividends is limited under the terms of the Western 2019 Revolving Credit Facility, the Western 2021 Indenture and the Western 2020 Term Loan Credit Facility, and in part, depends on our ability to satisfy certain financial covenants. Note guarantors will be released if they cease to be a Restricted Subsidiary as the result of a transaction permitted under the terms of the Western 2021 Indenture, including through the disposition of capital stock of the guarantor.
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
As of December 31, 2016, the availability under the NTI Revolving Credit Facility was $214.9 million. This availability is net of $70.6 million in outstanding letters of credit. There were no borrowings under the NTI Revolving Credit Facility at December 31, 2016.
7.125% Secured Notes
On November 8, 2012, NTI LLC, and Northern Tier Finance Corporation (together with NTI LLC, the "NTI 2020 Notes Issuers"), issued $275.0 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the "NTI 2020 Secured Notes").
NTI increased the principal amount of the 2020 Secured Notes in September 2014 by an additional $75.0 million in principal value at a premium of $4.2 million. This additional offering was issued under the same indenture as the existing 2020

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Secured Notes and the new notes issued have the same terms as the existing notes. The offering generated cash proceeds of $79.2 million including an issuance premium of $4.2 million. NTI incurred financing costs of $2.5 million associated with this offering. The issuance premium and financing costs are both amortized to interest expense over the remaining life of the notes. The effective rate of interest, including contractual interest and amortization of debt premium and of loan fees, for the NTI 2020 Secured Notes was 6.91% as of December 31, 2016.
The obligations under the NTI 2020 Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Northern Tier Energy LP and on a senior secured basis by (i) all of NTI LLC’s restricted subsidiaries that borrow, or guarantee obligations, under the NTI Revolving Credit Facility or any other indebtedness of NTI LLC or another subsidiary of NTI LLC that guarantees the NTI 2020 Secured Notes and (ii) all other material 100% owned domestic subsidiaries of NTI LLC. The indenture governing the NTI 2020 Secured Notes contains covenants that limit or restrict dividends or other payments from restricted subsidiaries. Indebtedness under the NTI 2020 Secured Notes is guaranteed by NTI and certain of their subsidiaries.
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
On October 15, 2014, to partially fund the purchase of certain assets from Western, WNRL borrowed $269.0 million under the WNRL Revolving Credit Facility. On February 11, 2015, WNRL repaid its outstanding direct borrowings under the WNRL Revolving Credit Facility with a portion of the proceeds from the issuance of its 7.5% Senior Notes, discussed below. On October 30, 2015, WNRL borrowed $145.0 million under the WNRL Revolving Credit Facility to partially fund the purchase of the TexNew Mex Pipeline System from Western. During the year ended December 31, 2016, WNRL repaid $179.1 million of its outstanding direct borrowings under the WNRL Revolving Credit Facility using the proceeds generated through our equity issuances during the period. On September 15, 2016, to partially fund the purchase of the St. Paul Park Logistics Assets, WNRL borrowed $20.3 million under the WNRL Revolving Credit Facility.
The WNRL Revolving Credit Facility contains covenants that limit or restrict WNRL's ability to make cash distributions. WNRL is required to maintain certain financial ratios that are tested on a quarterly basis for the immediately preceding four quarter period. As of December 31, 2016, the availability under the WNRL Revolving Credit Facility was $479.0 million, net of $20.3 million direct borrowings and $0.7 million in outstanding letters of credit. The interest rate for the borrowings under the WNRL Revolving Credit Facility was 4.75% as of December 31, 2016. The effective rate of interest, including contractual interest and amortization of loan fees, for the WNRL Revolving Credit Facility was 3.77% as of December 31, 2016.
7.5% Senior Notes
On February 11, 2015, WNRL entered into an indenture (the “WNRL Indenture”) among the Partnership, WNRL Finance Corp., a Delaware corporation and 100% owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023. The Partnership will pay

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

interest on the 7.5% Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The 7.5% Senior Notes will mature on February 15, 2023. WNRL used the proceeds from the notes to repay the full balance due under the WNRL Revolving Credit Facility on February 11, 2015. The effective rate of interest, including contractual interest and amortization of loan fees, for the 7.5% Senior Notes was 7.78% as of December 31, 2016.
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

16. Income Taxes
The following is an analysis of our consolidated income tax expense for the three years ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
Federal	$63,421	$228,457	$187,320
State	7,231	30,222	32,581
Total current	70,652	258,679	219,901
Deferred:
Federal	(7,262)	(27,876)	63,182
State	(8,522)	(6,848)	9,521
Total deferred	(15,784)	(34,724)	72,703
Provision for income taxes	$54,868	$223,955	$292,604
We paid income tax, net of refunds, of $38.2 million, $283.3 million and $228.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of total income tax expense to income taxes computed by applying the 35% statutory federal income tax rate to income before income taxes for the three years ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Taxes at the federal statutory rate	$84,656	$293,435	$350,937
State income taxes, net of federal tax benefit (1)	3,601	13,637	31,477
Valuation allowance for state net operating losses	(3,848)	—	(2,887)
Domestic Activity Production deduction	(2,843)	(14,000)	(11,900)
Non-controlling interests	(21,723)	(70,214)	(50,044)
Federal tax credit for production of ultra low sulfur diesel	—	—	(15,486)
UTP releases	(10,823)	(1,138)	(2,266)
Federal tax credit for increasing research activities	(3,780)	1,176	(2,256)
Impact of allocating deferred taxes associated with investment in NTI	8,132	—	—
Other, net	1,496	1,059	(4,971)
Total income tax expense	$54,868	$223,955	$292,604

(1)	State income taxes, net of federal tax benefit, include $0.2 million, $5.0 million and $0.8 million in unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014, respectively.
The effective tax rates for 2016, 2015 and 2014 were 22.7%, 26.7% and 29.2%, respectively, as compared to the federal statutory rate of 35% in all years.
The following is a reconciliation of unrecognized tax benefits for the three years ended December 31, 2016:

	December 31,
	2016	2015	2014
	(In thousands)
Unrecognized tax benefits at beginning of year	$40,174	$13,762	$10,571
Increases related to current year tax positions	36,281	1,100	1,500
Increases related to prior year tax positions	2,651	26,329	3,845
Decreases related to prior year tax positions	(19,180)	(1,017)	(2,154)
Decreases resulting from the expiration of the statute of limitations	(4,142)	—	—
Unrecognized tax benefits at end of year	$55,784	$40,174	$13,762
We recorded unrecognized tax benefits as of December 31, 2016 of $55.8 million, of which $13.4 million would affect our effective tax rate if recognized. We believe that it is reasonably possible that a decrease of up to $2.1 million in unrecognized tax benefits related to federal exposures may be necessary within the coming year. We had accrued interest or penalties of $0.7 million with respect to the unrecognized tax benefit.
The Internal Revenue Service (the "IRS") has finalized examinations of our tax years ending December 31, 2011, 2010, 2009, 2008 and 2007. We are subject to examination by the IRS for tax years ending December 31, 2013, or after, and by various state and local taxing jurisdictions for tax years ending December 31, 2012, or after.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2016			2015
	Assets	Liabilities	Net	Assets	Liabilities	Net
	(In thousands)
Inventories	$—	$(61,850)	$(61,850)	$—	$(28,411)	$(28,411)
Stock-based compensation	3,388	—	3,388	1,614	—	1,614
Property, plant and equipment	—	(357,044)	(357,044)	—	(261,476)	(261,476)
Investment in WNRL	147,625	—	147,625	77,824	—	77,824
Investment in NTI (1)	—	—	—	—	(81,789)	(81,789)
Postretirement obligations	2,117	—	2,117	2,595	—	2,595
Commodity hedging activities	—	(671)	(671)	—	(33,260)	(33,260)
Environmental and retirement obligations	3,975	—	3,975	3,742	—	3,742
Other, net	—	(1,750)	(1,750)	6,247	—	6,247
Net operating loss and tax credit carryforwards	20,897	—	20,897	20,828	—	20,828
Valuation allowance	(16,980)	—	(16,980)	(20,828)	—	(20,828)
Net deferred taxes	$161,022	$(421,315)	$(260,293)	$92,022	$(404,936)	$(312,914)

(1)	Following the NTI Merger on June 23, 2016, our deferred tax liability associated with our investment in NTI was allocated amongst the individual temporary differences presented in this table.
At December 31, 2016, we had the following credits and net operating loss (“NOL”) carryforwards:

Type of Credit	Gross Amount	Tax Effected Amount	Expiration
	(In thousands)
State NOL carryforwards:
Virginia and Maryland	$(4,833)	$(243)	2023
Virginia and Maryland	(17,200)	(737)	2024
Virginia and Maryland	(503)	(22)	2026
Virginia and Maryland	(31,219)	(1,337)	2028
Virginia and Maryland	(56,838)	(2,435)	2029
Virginia and Maryland	(98,316)	(4,212)	2030
Virginia and Maryland	(132,582)	(5,680)	2031
Virginia and Maryland	(129,268)	(5,503)	2032
Other	(1,070)	(221)	2027
Texas	(507)	(507)	2035
Total state NOL carryforwards	(472,336)	(20,897)
Less valuation allowance for operating loss carryforwards	395,130	16,980
Total credits and NOL carryforwards	$(77,206)	$(3,917)
In assessing the realizability of deferred tax assets, we determined that a valuation allowance of $17.0 million was appropriate against the deferred tax assets relating to the NOL carryforwards at December 31, 2016. We have decreased the valuation allowance for the NOL carryforwards by $3.8 million from December 31, 2015.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Retirement Plans
We fully recognize the obligations associated with our retiree healthcare and other postretirement plans and NTI's single-employer defined benefit cash balance plan in our financial statements.
Pensions
NTI sponsors a defined benefit cash balance pension plan (the “Cash Balance Plan”) for eligible employees. Employer contributions are made to the cash account of the participants equal to 5.0% of eligible compensation. Participants’ cash accounts also receive interest credits each year based upon the average thirty year United States Treasury bond rate published in September preceding the respective plan year. Participants become fully vested in their accounts after three years of service. The Cash Balance Plan was amended as of December 31, 2016 to eliminate all future pay credits under the plan. This plan change was recognized as a curtailment during the year ended December 31, 2016.
NTI also sponsors a plan to provide retirees with health care benefits prior to age 65 (the “Retiree Medical Plan”) for eligible employees. Eligible employees may participate in the health care benefits after retirement subject to cost-sharing features. To be eligible for the Retiree Medical Plan, employees must have completed at least ten years of service and be between the ages of 55 and 65 years old.
The following tables set forth significant information about the Cash Balance Plan and the Retiree Medical Plan. The reconciliation of the benefit obligation, plan assets, funded status and significant assumptions are based upon an annual measurement date of December 31, 2016:

	Cash Balance Plan		Retiree Medical Plan
	As of December 31,
	2016	2015	2016	2015
	(In thousands)
Benefit obligation at beginning of period	$8,927	$6,965	$345	$3,098
Service cost	2,196	2,326	—	315
Interest cost	488	366	8	135
Actuarial (gain) loss	490	(151)	(197)	(697)
Plan amendments	—	—	—	(2,463)
Plan participants' contributions	—	—	12	26
Benefits paid	(675)	(579)	(42)	(69)
Curtailments	(149)	—	—	—
Benefit obligation at end of period	$11,277	$8,927	$126	$345
Fair value of plan assets at beginning of period	$5,932	$4,319	$—	$—
Employer contribution	2,748	2,200	30	43
Actual return on plan assets	134	(8)	—	—
Benefits paid	(675)	(579)	(42)	(69)
Plan participants' contributions	—	—	12	26
Fair value of plan assets at end of period	$8,139	$5,932	$—	$—
Current liabilities	—	—	31	61
Non-current liabilities	3,138	2,995	95	284
Underfunded status recognized in the consolidated balance sheets	$3,138	$2,995	$126	$345
Accumulated benefit obligation	$11,277	$8,927	$126	$345

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Cash Balance Plan			Retiree Medical Plan
	As of December 31,
	2016	2015	2014	2016	2015	2014
	(In thousands)
Net periodic benefit cost includes:
Service cost	$2,196	$2,326	$2,054	$—	$315	$231
Interest cost	488	366	327	8	135	116
Expected return on assets	(273)	(165)	(218)	—	—	—
Recognized net actuarial loss	12	22	—	13	32	—
Amortization of prior service cost	25	24	25	(291)	137	137
Curtailments	270	—	—	—	—	—
Net periodic benefit cost	$2,718	$2,573	$2,188	$(270)	$619	$484
Changes recognized in other comprehensive income:
Prior service cost amortization	$(24)	$(24)	$(24)	$291	$(137)	$(137)
Recognized net actuarial loss	(12)	—	—	(13)	(32)	—
Prior service credit	—	—	—	—	(2,463)	—
Net actuarial loss (gain)	629	22	687	(197)	(697)	675
Prior service cost amortization - curtailment	(271)	—	—	—	—	—
Net curtailment gain	(149)	—	—	—	—	—
Pre-tax unrecognized net loss (gain) included in accumulated other comprehensive income at end of period	$173	$(2)	$663	$81	$(3,329)	$538

	Cash Balance Plan			Retiree Medical Plan
	As of December 31,
	2016	2015	2014	2016	2015	2014
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.00%	4.50%	4.00%	2.75%	2.50%	4.00%
Rate of compensation increase	3.00	3.00	3.00	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate (1)	4.50% / 3.75%	4.00	5.00	2.50	4.00	5.00
Expected long-term return on assets (1)	4.25% / 3.50%	3.75	4.75	N/A	N/A	N/A
Rate of compensation increase	3.00	3.00	4.00	N/A	N/A	N/A

(1)	The rates for 2016 are disclosed pre-curtailment and post-curtailment, respectively.
The health care cost trend rate for the Retiree Medical Plan for 2016 is 7.50% trending to 5.00% in five years. The assumptions used in the determination of our obligations and benefit cost are based upon management’s best estimates as of the annual measurement date. The discount rate utilized was based upon bond portfolio curves over a duration similar to the Cash Balance Plan’s and Retiree Medical Plan’s respective expected future cash flows as of the measurement date. The expected long-term rate of return on plan assets is the weighted average rate of earnings expected of the funds invested or to be invested based upon the targeted investment strategy for the plan. The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employer contributions to the Cash Balance Plan of $2.7 million, $2.2 million and $0.2 million were made during the period ended December 31, 2016, 2015 and 2014, respectively. These contributions were invested into equity and bond mutual funds and money market funds that are deemed Level 1 assets as described in Note 4, Fair Value Measurement. we expect funding requirements of approximately $2.3 million during the year ended December 31, 2017.
The following benefit payments (in thousands) are expected to be paid in the years indicated:

	Cash Balance Plan	Retiree Medical Plan
2017	$1,150	$31
2018	439	14
2019	493	15
2020	544	16
2021	528	17
2022 - 2026	2,849	46
Postretirement Obligations
The following tables set forth significant information about our retiree medical plans for certain El Paso and Yorktown employees. Unlike the pension plans, we are not required to fund the retiree medical plans on an annual basis. Based on an annual measurement date of December 31, and discount rates of 4.37% and 4.43% at December 31, 2016 and 2015, respectively, to determine the benefit obligation, the components of the postretirement obligation were:

	As of December 31,
	2016	2015
	(In thousands)
Benefit obligation at beginning of year	$5,893	$6,735
Service cost	104	124
Interest cost	212	251
Benefits paid	(145)	(182)
Actuarial gain	(1,157)	(1,035)
Benefit obligation at end of year	$4,907	$5,893
Underfunded status	$4,907	$5,893
Current liabilities	$150	$202
Non-current liabilities	4,757	5,691
Underfunded status recognized in the consolidated balance sheets	$4,907	$5,893

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net periodic benefit cost includes:
Service cost	$104	$124	$92
Interest cost	212	251	264
Amortization of net actuarial loss (gain)	(11)	23	20
Net periodic benefit cost	$305	$398	$376
Pre-tax unrecognized net loss included in accumulated other comprehensive income at beginning of year	$538	$1,596	$784
Net actuarial loss (gain)	(1,157)	(1,035)	792
Amortization of net actuarial loss (gain)	11	(23)	20
Pre-tax unrecognized net loss (gain) included in accumulated other comprehensive income at end of year	$(608)	$538	$1,596

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average discount rates used to determine net periodic benefit costs were 4.43%, 4.09% and 4.88% for 2016, 2015 and 2014, respectively. The following benefit payments (in thousands) are expected to be paid in the year indicated:

2017	$153
2018	158
2019	164
2020	173
2021	181
2022 - 2026	1,092
The health care cost trend rate for the plan covering El Paso employees for 2016 and future years is capped at 4.00%. The health care cost trend rate for the plan covering Yorktown employees for 2016 is 4.50% and 4.50% in 2017. A 1%-point change in the assumed health care cost trend rate for both plans will have the following effect:

	1%-points
	Increase (1)	Decrease
	(In thousands)
Effect on total service cost and interest cost	$1	$(46)
Effect on accumulated benefit obligation	13	(560)

(1)	There is no impact for a 1%-point increase in the El Paso plan because the plan covers up to a 4% increase per year. Any increase in health care costs in excess of 4% is absorbed by the participant.
The following table presents cumulative changes in other comprehensive income related to our benefit plans included as a component of equity for the periods presented, net of income tax. The related expenses are included in direct operating expenses in the Consolidated Statements of Operations.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Beginning of period balance	$651	$(1,291)	$(350)
Amortization of net prior service cost	(183)	83	63
Net prior service credit	—	945	—
Reclassification of loss to income	—	50	21
Pension plan termination adjustment	420	—	—
Actuarial gain (loss)	724	1,267	(1,320)
Income tax	(386)	(403)	295
End of period balance	$1,226	$651	$(1,291)
Defined Contribution Plans
We sponsor a 401(k) defined contribution plan under which participants may contribute a percentage of their eligible compensation to various investment choices offered by the plan. We make a Safe Harbor matching contribution to the account of each participant who is covered under the collective bargaining agreement with the International Union of Operating Engineers in El Paso and has completed 12 months of service equal to 250% of the first 4% of compensation beginning February 1, 2012. For all other employees, we matched 1% up to a maximum of 4% of eligible compensation for each 1% of eligible compensation contributed provided the participant had a minimum of one year of service with Western. We expensed $10.2 million, $10.0 million and $9.1 million in connection with this plan for the years ended December 31, 2016, 2015 and 2014, respectively.
We sponsor a qualified defined contribution plan for eligible NTI employees. Eligibility is based upon a minimum age requirement and a minimum level of service. Participants may make contributions of a percentage of their annual compensation subject to Internal Revenue Service limits. In 2016, we provided a non-matching contribution of 3.0% of eligible compensation and a matching contribution at the rate of 100% of a participant's contribution up to 6.0%. Total contributions were $7.5 million, $7.4 million and $7.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts to facilitate the supply of crude oil to our refineries. During 2016, 2015 and 2014, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
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
The following tables summarize our economic hedging activity recognized within cost of products sold for the three years ended December 31, 2016, and open commodity hedging positions as of December 31, 2016, and December 31, 2015:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Economic hedging activities recognized within cost of products sold:
Realized hedging gain, net	$58,773	$93,699	$95,331
Unrealized hedging gain (loss), net	(77,674)	(50,233)	194,423
Total hedging gain (loss), net	$(18,901)	$43,466	$289,754

	December 31, 2016	December 31, 2015
	(In thousands)
Open commodity hedging instruments (barrels):
Crude oil differential swaps, net long positions	2,124	5,155
Crude oil futures, net short positions	(1,703)	(562)
Refined product price and crack spread swaps, net short positions	(6,632)	(5,645)
Total open commodity hedging instruments, net short positions	(6,211)	(1,052)

Fair value of outstanding contracts, net:
Other current assets	$13,649	$78,125
Other assets	8	11,881
Accrued liabilities	(10,827)	(10,273)
Other long-term liabilities	(771)	—
Fair value of outstanding contracts - unrealized gain, net	$2,059	$79,733
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents offsetting information regarding Western's commodity hedging contracts as of December 31, 2016 and 2015:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of December 31, 2016
	(In thousands)
Gross financial assets:
Other current assets	$18,929	$(5,280)	$13,649
Other assets	677	(669)	8
Gross financial liabilities:
Accrued liabilities	(17,547)	6,720	(10,827)
Other long-term liabilities	—	(771)	(771)
	$2,059	$—	$2,059

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
As of December 31, 2015
	(In thousands)
Gross financial assets:
Other current assets	$95,062	$(16,937)	$78,125
Other assets	11,881	—	11,881
Gross financial liabilities:
Accrued liabilities	(21,454)	11,181	(10,273)
Other long-term liabilities	(5,756)	5,756	—
	$79,733	$—	$79,733
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
As of December 31, 2016, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our distillate crack spread swaps range from $15.06 to $16.62 per contract. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2017	2018	2019
Inventory positions (futures and swaps):
Crude oil differential swaps, net long positions	2,124	—	—
Crude oil futures, net short positions	(1,703)	—	—
Distillate - net short positions	(150)	—	—
Refined products - net short positions	(1,403)	—	—
Natural gas futures - net long positions	301	—	—
Refined product positions (crack spread swaps):
Distillate - net short positions	(2,730)	(1,800)	—
Unleaded gasoline - net short positions	(850)	—	—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. Stock-Based Compensation
Tesoro Merger
Effective upon the closing of the Tesoro Merger, each of the outstanding RSUs that were granted prior to December 31, 2016 will vest and be settled in cash. Each of the outstanding phantom stock awards under the NTI LTIP and 123,570 RSUs granted on January 18, 2017 will be automatically converted into the right to acquire or receive benefits measured by the value of the number of shares of Tesoro common stock, rounded down to the nearest whole number, equal to the number of shares of our common stock subject to such award immediately prior to the effective time of the First Tesoro Merger multiplied by the exchange ratio. See Note 31, Tesoro Merger, for additional information.
Western Incentive Plans
The Western Refining 2006 Long-Term Incentive Plan (the “2006 LTIP”) and the Amended and Restated 2010 Incentive Plan of Western Refining, Inc. (the “2010 Incentive Plan”) allow for RSUs among other forms of awards. As of December 31, 2016, there were 19,856 and 2,391,711 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over a scheduled vesting period of either one, three or five years and their market value at the date of the grant is amortized over the vesting period on a straight-line basis. Effective March 25, 2015, our board of directors approved administrative amendments to the 2010 Incentive Plan.
As of December 31, 2016, there were 658,506 unvested RSUs outstanding. The final vesting for remaining restricted share awards occurred during the first quarter of 2014.
We incurred equity-based compensation expense related to RSUs of $6.3 million, $4.2 million and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, the aggregate fair value at grant date of outstanding RSUs was $21.2 million. The aggregate intrinsic value of RSUs was $24.9 million. The unrecognized compensation cost of outstanding RSUs was $14.9 million. Unrecognized compensation cost for RSUs will be recognized over a weighted average period of approximately 2.41 years.
The excess tax deficiency related to the RSUs that vested during the year ended December 31, 2016 was $0.4 million using a statutory blended rate of 38.1%. The aggregate fair value at the grant date of the RSUs that vested during the year ended December 31, 2016 was $4.1 million. The related aggregate intrinsic value of these RSUs was $3.0 million at the vesting date.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our RSU and restricted share activity for the three years ended December 31, 2016:

	Restricted Share Units		Restricted Shares
	Number of Units	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Not vested at December 31, 2013	442,887	$24.79	3,842	$16.78
Awards granted	124,276	39.08	—	—
Awards vested	(180,923)	23.29	(3,842)	16.78
Awards forfeited	(5,545)	26.69	—	—
Not vested at December 31, 2014	380,695	30.14	—	—
Awards granted	155,828	48.26	—	—
Awards vested	(131,165)	29.19	—	—
Awards forfeited	(6,144)	36.76	—	—
Not vested at December 31, 2015	399,214	37.43	—	—
Awards granted	375,774	28.52	—	—
Awards vested	(109,634)	37.63	—	—
Awards forfeited	(6,848)	43.81	—	—
Not vested at December 31, 2016	658,506	32.25	—	—
Amended and Restated Northern Tier Energy LP 2012 Long-Term Incentive Plan
Effective upon the closing of the NTI Merger, Western adopted and assumed NTI's equity compensation plan. Modifications to the NTI LTIP include, among other things, a change to the unit of equity from an NTI common unit to a share of Western common stock. The amendment changes the administrator of the NTI LTIP from the board of directors of NTI's general partner to Western's board of directors or its applicable committee. Consistent with the terms of the NTI Merger Agreement, all unvested equity awards at the time of the NTI Merger were exchanged for Western phantom stock awards and performance cash awards under the NTI LTIP.
We incurred equity-based compensation expense related to phantom stock awards of $13.6 million, $10.3 million and $14.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The NTI LTIP provides, among other awards, for grants of stock options, restricted stock, phantom stock, dividend equivalent rights, stock appreciation rights and other awards that derive their value from the market price of Western's common stock. As of December 31, 2016, there was 330,018 common share equivalents reserved for future grants under the NTI LTIP.
We determined the fair value of the phantom stock based on the closing price of Western common stock on the grant date. We amortize the estimated fair value of the phantom stock on a straight-line basis over the scheduled vesting periods of individual awards.
The aggregate grant date fair value of non-vested phantom stock outstanding as of December 31, 2016, was $13.4 million. The aggregate intrinsic value of such phantom stock was $25.1 million. Total unrecognized compensation cost related to unvested phantom stock totaled $5.8 million as of December 31, 2016, that is expected to be recognized over a weighted-average period of 1.6 years.
The excess tax benefit related to the phantom stock that vested during the year ended December 31, 2016, was $1.0 million using a statutory blended rate of 38.1%. The aggregate grant date fair value of the phantom stock that vested during the year ended December 31, 2016, was $3.4 million. The related aggregate intrinsic value of the vested phantom stock was $6.0 million at the vesting date.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our phantom stock award activity under the NTI LTIP for the three years ended December 31, 2016, is set forth below:

	Number of Phantom Stock	Weighted Average Grant Date Fair Value
Not vested at December 31, 2015	—	—
Awards granted	848,267	20.25
Awards vested	(167,342)	20.25
Awards forfeited	(18,553)	20.25
Not vested at December 31, 2016	662,372	20.25
Western Refining Logistics, LP 2013 Long-Term Incentive Plan
The Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "WNRL LTIP") provides, among other awards, for grants of phantom units and distribution equivalent rights ("DERs"). As of December 31, 2016, there were 4,098,368 phantom units reserved for future grants under the WNRL LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. WNRL incurred unit-based compensation expense of $2.7 million, $2.0 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The fair value at grant date of non-vested phantom units outstanding as of December 31, 2016, was $7.5 million. The aggregate intrinsic value of phantom units was $6.1 million. Total unrecognized compensation cost related to our non-vested phantom units totaled $5.6 million as of December 31, 2016, that is expected to be recognized over a weighted-average period of approximately 2.36 years.
A summary of WNRL's unit award activity for the three years ended December 31, 2016, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2013	10,908	$22.00
Awards granted	293,810	28.52
Awards vested	(10,908)	22.00
Awards forfeited	(13,559)	33.02
Not vested at December 31, 2014	280,251	28.30
Awards granted	72,005	28.33
Awards vested	(60,556)	28.95
Awards forfeited	(11,913)	30.78
Not vested at December 31, 2015	279,787	28.06
Awards granted	101,955	22.69
Awards vested	(86,406)	25.80
Awards forfeited	(10,181)	31.87
Not vested at December 31, 2016	285,155	26.42

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
Pursuant to the NTI Merger Agreement, we issued 17.1 million shares of Western common stock including 11.6 million treasury shares on June 23, 2016. See Note 30, NTI, for further discussion of the NTI Merger.
Effective upon the closing of the Tesoro Merger, each share of our common stock may be converted into and become exchangeable for, at the election of the holder of each share of our common stock, either (a) $37.30 in cash or (b) 0.4350 shares of Tesoro common stock, in each case without interest, subject to the terms and conditions. See Note 31, Tesoro Merger, for further discussion of the Tesoro Merger.
Between July 18, 2012 and December 31, 2016, our board of directors has approved five separate share repurchase programs authorizing us to repurchase up to $200 million, per program, of our outstanding common stock. Our board of directors approved our current share repurchase program in September of 2015. Our board of directors approved a share repurchase program in September of 2015 that expired on December 31, 2016. Through December 31, 2016, we purchased 23.0 million shares of our common stock under our share repurchase programs. On December 31, 2016, we had no active share repurchase program.
The following table summarizes our share repurchase activity for our share repurchase programs.

	January 2014 Program		November 2014 Program		September 2015 Program
	Number of shares purchased	Cost of share purchases (In thousands)	Number of shares purchased	Cost of share purchases (In thousands)	Number of shares purchased	Cost of share purchases (In thousands)
Shares purchased at December 31, 2013	—	$—	—	$—	—	$—
Shares purchased during 2014 (1)	4,976,039	200,000	1,492,874	59,222	—	—
Shares purchased at December 31, 2014	4,976,039	200,000	1,492,874	59,222	—	—
Shares purchased during 2015	—	—	2,647,740	105,000	—	—
Shares purchased at December 31, 2015	4,976,039	200,000	4,140,614	164,222	—	—
Shares purchased during 2016 (2)	—	—	—	—	2,462,350	75,000
Shares purchased at December 31, 2016	4,976,039	$200,000	4,140,614	$164,222	2,462,350	$75,000

(1)	The shares purchased during 2014 included 27,030 shares that we subsequently used to settle conversions of the Convertible Notes.

(2)	The shares purchased during 2016 were issued on June 23, 2016 pursuant to the NTI Merger Agreement.
Dividends
Our ability to pay dividends to our shareholders is subject to certain restrictions in the Western 2019 Revolving Credit Facility, Western 2020 Term Loan Credit Facility, Western 2023 Term Loan Credit Facility and the Western 2021 Indenture governing the Western 2021 Senior Unsecured Notes, including pro forma compliance with a fixed charge coverage ratio test and an excess availability test under our Revolving Credit Agreement and compliance with an incurrence-based test subject to a formula-based maximum under the indenture governing our Senior Unsecured Notes. These factors could restrict our ability to pay dividends in the future. In addition, our payment of dividends will depend upon our ability to generate sufficient cash flows.
Under the Tesoro Merger Agreement, we have agreed that, until the completion of the Tesoro Merger, we will not declare, set aside, make or pay any dividend or other distribution in respect of any of our capital stock, except for regular quarterly cash dividends to the holders of shares of our common stock in an amount not in excess of $0.38 per share.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below summarizes our 2016 cash dividend declarations, payments and scheduled payments:

	Declaration Date	Record Date	Payment Date	Dividend per common share	Total Payment(in thousands)
First quarter	January 6	January 20	February 4	$0.38	$35,601
Second quarter	April 8	April 18	May 2	0.38	34,685
Third quarter	July 15	July 25	August 9	0.38	41,202
Fourth quarter	October 13	October 24	November 8	0.38	41,202
Total					$152,690
On January 4, 2017, our board of directors approved a cash dividend for the first quarter of 2017 of $0.38 per share of common stock in an aggregate payment of $41.3 million that was paid on February 2, 2017 to holders of record on January 18, 2017.
NTI Distributions
The table below summarizes NTI's 2016 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Unit
February 3	February 12	February 19	$0.38
June 13	June 23	June 23	0.18
Total			$0.56
WNRL Distributions
The table below summarizes WNRL's 2016 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
January 30	February 13	February 23	$0.3925
May 1	May 15	May 26	0.4025
July 31	August 14	August 24	0.4125
October 30	November 13	November 23	0.4225
			$1.6300
In addition to its quarterly distributions, WNRL paid incentive distributions of $4.4 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively, to Western as its General Partner and holder of its incentive distribution rights.
On January 31, 2017, WNRL declared a quarterly distribution of $0.4375 per unit to common unitholders of record on February 13, 2017, payable on March 1, 2017.

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income attributable to Western Refining, Inc.	$124,939	$406,756	$559,926
Distributed earnings	(153,691)	(129,211)	(293,746)
Income allocated to participating securities	—	—	(3)
Distributed earnings allocated to participating securities	—	—	3
Undistributed income (loss) available to Western Refining, Inc.	$(28,752)	$277,545	$266,180
Weighted average number of common shares outstanding (1)	100,473	94,899	90,708
Basic earnings per common share:
Distributed earnings per share	$1.53	$1.36	$3.24
Undistributed earnings (loss) per share	(0.29)	2.92	2.93
Basic earnings per common share	$1.24	$4.28	$6.17

(1)	Excludes the weighted average number of common shares outstanding associated with participating securities of 884 shares for the year ended December 31, 2014.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Diluted earnings per common share:
Net income attributable to Western Refining, Inc.	$124,939	$406,756	$559,926
Tax effected interest related to convertible debt	—	—	8,010
Net income available to Western Refining, Inc., assuming dilution	$124,939	$406,756	$567,936
Weighted average number of diluted shares outstanding	100,868	94,999	101,190
Diluted earnings per common share	$1.24	$4.28	$5.61
The computation of the weighted average number of diluted shares outstanding is presented below:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Weighted average number of common shares outstanding	100,473	94,899	90,708
Common equivalent shares from Convertible Senior Notes	—	—	10,349
Restricted shares, restricted share units and phantom stock	395	100	133
Weighted average number of diluted shares outstanding	100,868	94,999	101,190
A shareholder's interest in our common stock could become diluted as a result of vestings of RSUs, phantom stock and, prior to the settlement of the Western Convertible Notes during the second quarter of 2014 (see Note 15, Long-Term Debt for further discussion), conversion of the Western Convertible Notes through issuance of shares of our common stock. In calculating our fully diluted earnings per common share, we consider the impact of RSUs and phantom stock that have not vested and common equivalent shares related to the Western Convertible Notes. We include unvested RSUs and phantom stock in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share or per share unit grant price. Common equivalent shares from the Western Convertible Notes were generally included in our diluted earnings calculation when net income exceeds certain thresholds above which the effect of the shares became dilutive. The Western Convertible Notes were converted into actual shares of our common stock during the first six months of 2014.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22. Cash Flows
Supplemental disclosures of cash flow information were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Non-cash operating activities were as follows:
Income taxes paid	$38,227	$283,330	$227,953
Interest paid, excluding amounts capitalized	124,037	95,012	83,943
Non-cash investing activities were as follows:
Accrued capital expenditures	$28,934	$53,361	$9,189
Assets acquired through capital lease obligations	4,644	29,082	—
PP&E derecognized from sale leaseback continuing involvement release	2,799	1,773	—
Transfer of capital spares	860	1,490	—
Non-cash financing activities were as follows:
Reduction of long-term debt proceeds for original issuance discount	$10,250	$—	$—
Treasury stock issuance	438,168	—	—
Accrued financing costs	67	—	—
Issuance of common shares for redemption of Western Convertible Notes	—	—	357,608
Distributions accrued on unvested NTI equity awards	—	4,210	—

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
Periodically, we receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. We do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations or cash flows. As of December 31, 2016, and 2015, we had consolidated environmental accruals of $13.8 million and $18.3 million, respectively.
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
In May 2000, we entered into an Agreed Order with the TCEQ for remediation of the south side of our El Paso refinery property. We purchased a non-cancelable Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy that covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20.0 million, of which approximately $6.5 million remained as of December 31, 2016. In addition, a subsidiary of Chevron is obligated under a settlement agreement to pay 60% of any Agreed Order environmental clean-up costs that exceed the $20.0 million policy coverage.
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
We incurred $50.8 million in total capital expenditures between 2009 and 2013 to address the requirements of the 2005 NMED Amended Agreement. These capital expenditures were primarily for installation of emission controls on the heaters, boilers and Fluid Catalytic Cracking Unit ("FCCU") and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx and particulate matter from our Gallup refinery. We incurred $0.1 million, $0.1 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, to complete an FCC emission offset project. We paid penalties between 2009 and 2012 totaling $2.7 million. For 2017, we have budgeted capital projects specifically designed to address our compliance with the 2005 NMED Amended Agreement regarding air emissions from waste handling at our Gallup refinery.
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
Gallup 2017 EPA RCRA Order: In February 2017, we received from the EPA a draft administrative order with a proposed penalty of $0.1 million to settle alleged violations of the RCRA regulations noted during an EPA inspection of the Gallup refinery in August 2014. We are evaluating the draft order and expect to enter into a settlement with the EPA. The draft settlement does not contain requirements for groundwater clean-up or capital expenditure.
St. Paul Park Refinery
At December 31, 2016, and 2015, liabilities for remediation and closure obligations at the St. Paul Park refinery totaled $3.4 million and $8.6 million, respectively, of which $2.5 million and $2.6 million, respectively, are recorded on a discounted basis. These discounted liabilities are expected to be settled over at least the next 21 years. At December 31, 2016, the estimated future cash flows to settle these discounted liabilities totaled $3.1 million and are discounted at a rate of 2.82%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.1 million at December 31, 2016, and 2015.
On June 3, 2014, the St. Paul Park refinery was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency ("MPCA") relating to its upgraded wastewater treatment plant at its St. Paul Park refinery. This permit required the refinery to conduct additional testing of its remaining lagoon. The testing was completed in the fourth quarter of 2014, following the review of the test results and additional discussions with MPCA, we plan to close the remaining lagoon. At December 31, 2016 and 2015, we estimated the remediation and closure costs to be approximately $0.9 million and $6.0 million, respectively. In connection with NTI's December 2010 acquisition of the St. Paul Park refinery, among other assets, from the Marathon Petroleum Company LP ("Marathon"), we entered into an agreement with Marathon that required Marathon to share in the future remediation costs of this lagoon, should they be required. During the third quarter of 2015, we entered into a settlement and release agreement with Marathon and received $3.5 million pursuant to this settlement that we recorded as a reduction of direct operating expenses.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Legal Matters
On August 24, 2016, an alleged NTI unitholder (“Plaintiff”) filed a purported class action lawsuit against Western, NTI, NTI GP, members of the NTI GP board of directors at the time of the NTI Merger, Evercore Group, L.L.C. (“Evercore”), and MergerCo (collectively, “Defendants”) (the “NTI Merger Litigation”). The NTI Merger Litigation appears to challenge the adequacy of disclosures made in connection with the NTI Merger. Plaintiff seeks monetary damages and attorneys’ fees. The NTI Merger Litigation is in the earliest stages of litigation. Western believes the NTI Merger Litigation is without merit and intends to vigorously defend against it.
As of February 8, 2017, Western was named as defendants in five substantially similar purported stockholder class actions by Western stockholders (the “Tesoro Merger Litigation”). The suits challenge the adequacy of the disclosures made in connection with the Tesoro Merger. Among other remedies, the plaintiffs seek to enjoin the merger until additional information relating to the transaction is disclosed. The Tesoro Merger Litigation is in the earliest stages of litigation. Western believes the Tesoro Merger Litigation is without merit, intends to vigorously defend against it and on February 23, 2017, Western and the members of its board of directors filed a motion to dismiss the operative complaint in the consolidated proceedings.
Tax Matters
See Note 16, Income Taxes, to these consolidated financial statements for additional information on tax examinations.
Union Matters
During 2016, we negotiated a new collective bargaining agreement covering employees in St. Paul Park, scheduled to expire in 2020. SuperMom's bakery has 26 employees associated with its operations that are covered by a collective bargaining agreement that expires in August 2017. During 2015, we negotiated a new collective bargaining agreement covering employees at the El Paso refinery that is scheduled to expire in April of 2021. During 2014, we negotiated a collective bargaining agreement covering employees at the Gallup refinery that expires in 2020.
While all of the collective bargaining agreements contain “no strike” provisions, those provisions are not effective in the event that an agreement expires. Accordingly, we may not be able to prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse effect on our business, financial condition and results of operations.
Other Matters
The EPA has issued Renewable Fuels Standards ("RFS") that require refiners to blend renewable fuels into the refined products produced at their refineries. Annually, the EPA is required to establish a volume of renewable fuels that refineries must blend into their refined petroleum fuels. To the extent we are unable to blend at the rate necessary to satisfy the EPA mandated volume, we purchase Renewable Identification Numbers ("RIN"). The purchase price for RINs is volatile and may vary significantly from period to period. The net cost of meeting our estimated renewable volume obligations was $65.4 million, $35.5 million and $28.2 million for the year ended December 31, 2016, 2015 and 2014, respectively. The supply and demand environment for RINs is uncertain and we cannot predict the impact of RIN purchases on our results of operations in any given period.
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

24. Concentration of Risk
We sell a variety of refined products to a diverse customer base. No single customer accounted for more than 10% of consolidated net sales for the years ended December 31, 2016, 2015 and 2014.
All sales were domestic sales in the United States, except for sales of gasoline and diesel fuel for export into Mexico. The sales for export were to PMI Trading Limited, an affiliate of Petroleos Mexicanos, the Mexican state-owned oil company, and accounted for approximately 6.0%, 6.3% and 5.5% of consolidated sales during the years ended December 31, 2016, 2015 and 2014, respectively.

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
We are party to 38 capital leases, with initial terms of 20 years, expiring in 2017 through 2036. The current portion of our capital lease obligation of $1.3 million and $1.0 million is included in accrued liabilities and the non-current portion of $54.2 million and $53.2 million is included in lease financing obligations in the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively. The capital lease obligations include a deferred gain of $0.2 million. These capital leases were discounted using annual rates of 3.24% to 10.51%. Total remaining interest related to these leases was $40.0 million and $44.1 million at December 31, 2016, and 2015, respectively. Annual payments, including interest, for the next five years are approximately $5.6 million annually with the remaining $67.1 million due through 2036.
The following table presents our future minimum lease commitments under capital leases and non-cancelable operating leases that have lease terms of one year or more (in thousands) as of December 31, 2016:

	Operating	Capital
2017	$55,675	$5,419
2018	52,509	5,444
2019	47,269	5,553
2020	42,420	5,744
2021	43,284	5,891
2022 and thereafter	305,646	67,139
Total minimum lease payments	$546,803	95,190
Less amount that represents interest		39,960
Present value of net minimum capital lease payments		$55,230
Total rent expense was $71.6 million, $64.7 million and $53.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Contingent rentals and subleases were not significant in any year.

26. Related Party Transactions
We lease office space in a building located in El Paso, Texas that is owned by an entity controlled by one of our officers. Under the terms of the lease, we make annual payments of $0.2 million. For the years ended December 31, 2016, 2015 and 2014, we made rental payments under this lease to the related party of $0.2 million. We have no amounts due as of December 31, 2016, related to this lease agreement. This lease agreement expired in January 2017.
Beginning on September 30, 2014, we began paying MPL for transportation services at published tariff rates. We incurred $52.2 million, $55.4 million and $12.6 million in crude transportation costs with MPL for the years ended December 31, 2016, 2015 and 2014, respectively. Prior to September 30, 2014, we had a crude oil supply and logistics agreement with a third-party

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and had no direct supply transactions with MPL prior to this date. Western's President and Chief Operating Officer is a member of MPL's board of managers.

27. Condensed Consolidating Financial Information
Separate condensed consolidating financial information of Western Refining, Inc. (the “Parent”), subsidiary guarantors and non-guarantors are presented below. At December 31, 2016, the Parent and certain 100% owned subsidiary guarantors have fully and unconditionally guaranteed our Western 2021 Senior Unsecured Notes on a joint and several basis. NTI and WNRL are subsidiaries that have not guaranteed the Western 2021 Senior Unsecured Notes. As a result of the Parent and certain subsidiaries' guarantee arrangements, we are required to present the following condensed consolidating financial information that should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Due to the retrospective adjustments of financial position, results of operations and cash flows from the guarantor to the non-guarantor entities resulting from the St. Paul Park Logistics Transaction, we have revised the condensed consolidating financial information for all periods presented. See Note 1, Organization and Basis of Presentation, and Note 29, Western Refining Logistics, LP, for additional information on this transaction.
As of December 31, 2016, we owned a 100% limited partnership interest in NTI and a 52.6% limited partnership interest in WNRL, and the non-financial general partner interests of both entities. We are the primary beneficiary of WNRL's earnings and cash flows. We exercise control of WNRL through our 100% ownership of its general partner. Accordingly, NTI and WNRL are consolidated with the other accounts of Western.
NTI's long-term debt is comprised of the NTI 2020 Secured Notes and the NTI Revolving Credit Facility. NTI creditors under the NTI 2020 Secured Notes and the NTI Revolving Credit Facility have no recourse to the Parent's assets except to the extent of the assets of Northern Tier Energy GP LLC, NTI's general partner. We have 100% ownership of the general partner of NTI. Any recourse to NTI’s general partner would be limited to the extent of the general partner’s assets that, other than its investment in NTI, are not significant. Furthermore, the Parent's creditors have no recourse to the assets of NTI's general partner, NTI and its consolidated subsidiaries. See Note 15, Long-Term Debt, for a description of NTI’s debt obligations.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$224,431	$44,129	$—	$268,581
Accounts receivable, trade, net of a reserve for doubtful accounts	—	117,007	306,164	—	423,171
Accounts receivable, affiliate	16,832	72,760	3,736	(93,328)	—
Inventories	—	448,012	323,977	—	771,989
Prepaid expenses	—	80,199	15,156	—	95,355
Other current assets	—	74,832	38,589	—	113,421
Total current assets	16,853	1,017,241	731,751	(93,328)	1,672,517
Equity method investment	—	—	102,685	—	102,685
Property, plant and equipment, net	—	1,117,958	1,246,524	—	2,364,482
Goodwill	—	—	1,289,443	—	1,289,443
Intangible assets, net	—	31,516	52,296	—	83,812
Investment in subsidiaries	5,348,171	—	—	(5,348,171)	—
Due from affiliate	—	2,443,306	—	(2,443,306)	—
Other assets	—	27,425	20,033	—	47,458
Total assets	$5,365,024	$4,637,446	$3,442,732	$(7,884,805)	$5,560,397
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$372,570	$381,363	$—	$753,933
Accounts payable, affiliate	—	—	93,328	(93,328)	—
Accrued liabilities	5,655	124,628	89,324	—	219,607
Current portion of long-term debt	10,500	—	—	—	10,500
Total current liabilities	16,155	497,198	564,015	(93,328)	984,040
Long-term liabilities:
Long-term debt, less current portion	1,208,703	—	663,102	—	1,871,805
Due to affiliate	2,443,306	—	—	(2,443,306)	—
Lease financing obligation	—	45,007	9,156	—	54,163
Deferred income tax liability, net	—	222,372	37,921	—	260,293
Deficit in subsidiaries	—	501,776	—	(501,776)	—
Other liabilities	—	79,501	13,635	—	93,136
Total long-term liabilities	3,652,009	848,656	723,814	(2,945,082)	2,279,397
Equity:
Equity - Western	1,696,860	3,291,592	1,554,803	(4,846,395)	1,696,860
Equity - Non-controlling interest	—	—	600,100	—	600,100
Total equity	1,696,860	3,291,592	2,154,903	(4,846,395)	2,296,960
Total liabilities and equity	$5,365,024	$4,637,446	$3,442,732	$(7,884,805)	$5,560,397

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$656,966	$115,515	$—	$772,502
Accounts receivable, trade, net of a reserve for doubtful accounts	—	122,593	236,644	—	359,237
Accounts receivable, affiliate	—	55,550	3,505	(59,055)	—
Inventories	—	311,589	235,949	—	547,538
Prepaid expenses	—	55,699	17,514	—	73,213
Other current assets	—	135,139	34,589	—	169,728
Total current assets	21	1,337,536	643,716	(59,055)	1,922,218
Restricted cash	—	69,106	—	—	69,106
Equity method investment	—	—	97,513	—	97,513
Property, plant and equipment, net	—	1,099,787	1,205,384	—	2,305,171
Goodwill	—	—	1,289,443	—	1,289,443
Intangible assets, net	—	31,401	53,544	—	84,945
Investment in subsidiaries	3,790,958	—	—	(3,790,958)	—
Due from affiliate	—	1,623,427	—	(1,623,427)	—
Other assets	—	42,166	22,831	—	64,997
Total assets	$3,790,979	$4,203,423	$3,312,431	$(5,473,440)	$5,833,393
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$262,550	$291,407	$—	$553,957
Accounts payable, affiliate	920	—	58,135	(59,055)	—
Accrued liabilities	5,508	142,257	100,630	—	248,395
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	11,928	404,807	450,172	(59,055)	807,852
Long-term liabilities:
Long-term debt, less current portion	856,327	—	788,567	—	1,644,894
Due to affiliate	1,623,427	—	—	(1,623,427)	—
Lease financing obligation	—	42,168	11,064	—	53,232
Deferred income tax liability, net	—	275,634	37,280	—	312,914
Deficit in subsidiaries	—	287,761	—	(287,761)	—
Other liabilities	—	63,674	4,921	—	68,595
Total long-term liabilities	2,479,754	669,237	841,832	(1,911,188)	2,079,635
Equity:
Equity - Western	1,299,297	3,129,379	373,818	(3,503,197)	1,299,297
Equity - Non-controlling interest	—	—	1,646,609	—	1,646,609
Total equity	1,299,297	3,129,379	2,020,427	(3,503,197)	2,945,906
Total liabilities and equity	$3,790,979	$4,203,423	$3,312,431	$(5,473,440)	$5,833,393

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$6,178,382	$5,270,300	$(3,705,469)	$7,743,213
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	5,298,962	4,385,318	(3,705,469)	5,978,811
Direct operating expenses (exclusive of depreciation and amortization)	—	453,750	474,273	—	928,023
Selling, general and administrative expenses	185	111,268	106,408	—	217,861
Merger and reorganization costs	—	7,759	4,681	—	12,440
Loss (gain) and impairments on disposal of assets, net	—	(207)	(1,064)	—	(1,271)
Maintenance turnaround expense	—	1,372	45,765	—	47,137
Depreciation and amortization	—	106,753	110,034	—	216,787
Total operating costs and expenses	185	5,979,657	5,125,415	(3,705,469)	7,399,788
Operating income (loss)	(185)	198,725	144,885	—	343,425
Other income (expense):
Equity in earnings of subsidiaries	201,150	16,603	—	(217,753)	—
Interest income	—	426	266	—	692
Interest and debt expense	(72,110)	(3,087)	(48,094)	—	(123,291)
Loss on extinguishment of debt	(3,916)	—	—	—	(3,916)
Other, net	—	1,799	23,165	—	24,964
Income before income taxes	124,939	214,466	120,222	(217,753)	241,874
Provision for income taxes	—	(52,253)	(2,615)	—	(54,868)
Net income	124,939	162,213	117,607	(217,753)	187,006
Less net income attributed to non-controlling interests	—	—	62,067	—	62,067
Net income attributable to Western Refining, Inc.	$124,939	$162,213	$55,540	$(217,753)	$124,939
Comprehensive income attributable to Western Refining, Inc.	$124,939	$162,973	$55,355	$(217,753)	$125,514

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$7,543,712	$5,602,023	$(3,358,699)	$9,787,036
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	6,358,612	4,521,462	(3,358,699)	7,521,375
Direct operating expenses (exclusive of depreciation and amortization)	—	443,010	459,915	—	902,925
Selling, general and administrative expenses	189	118,585	106,471	—	225,245
Loss (gain) and impairments on disposal of assets, net	—	620	(569)	—	51
Maintenance turnaround expense	—	2,024	—	—	2,024
Depreciation and amortization	—	99,642	105,649	—	205,291
Total operating costs and expenses	189	7,022,493	5,192,928	(3,358,699)	8,856,911
Operating income (loss)	(189)	521,219	409,095	—	930,125
Other income (expense):
Equity in earnings of subsidiaries	461,049	11,551	—	(472,600)	—
Interest income	—	389	314	—	703
Interest and debt expense	(54,104)	(2,717)	(48,782)	—	(105,603)
Other, net	—	492	12,669	—	13,161
Income before income taxes	406,756	530,934	373,296	(472,600)	838,386
Provision for income taxes	—	(223,908)	(47)	—	(223,955)
Net income	406,756	307,026	373,249	(472,600)	614,431
Less net income attributed to non-controlling interests	—	—	207,675	—	207,675
Net income attributable to Western Refining, Inc.	$406,756	$307,026	$165,574	$(472,600)	$406,756
Comprehensive income attributable to Western Refining, Inc.	$406,756	$307,681	$166,861	$(472,600)	$408,698

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$11,004,242	$8,749,303	$(4,599,972)	$15,153,573
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	9,531,146	7,772,189	(4,583,372)	12,719,963
Direct operating expenses (exclusive of depreciation and amortization)	—	425,428	441,806	(16,600)	850,634
Selling, general and administrative expenses	186	114,080	111,754	—	226,020
Merger and reorganization costs	—	—	12,878	—	12,878
Loss (gain) and impairments on disposal of assets, net	—	8,465	65	—	8,530
Maintenance turnaround expense	—	48,469	—	—	48,469
Depreciation and amortization	—	93,835	96,731	—	190,566
Total operating costs and expenses	186	10,221,423	8,435,423	(4,599,972)	14,057,060
Operating income (loss)	(186)	782,819	313,880	—	1,096,513
Other income (expense):
Equity in earnings of subsidiaries	630,407	17,059	—	(647,466)	—
Interest income	—	795	393	—	1,188
Interest and debt expense	(70,286)	(1,044)	(25,732)	—	(97,062)
Loss on extinguishment of debt	(9)	—	—	—	(9)
Other, net	—	(604)	2,650	—	2,046
Income before income taxes	559,926	799,025	291,191	(647,466)	1,002,676
Provision for income taxes	—	(292,145)	(459)	—	(292,604)
Net income	559,926	506,880	290,732	(647,466)	710,072
Less net income attributed to non-controlling interests	—	—	150,146	—	150,146
Net income attributable to Western Refining, Inc.	$559,926	$506,880	$140,586	$(647,466)	$559,926
Comprehensive income attributable to Western Refining, Inc.	$559,926	$506,403	$140,122	$(647,466)	$558,985

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$(41,614)	$331,819	$182,302	$(88,760)	$383,747
Cash flows from investing activities:
Capital expenditures	—	(145,760)	(156,356)	1,147	(300,969)
Return of capital from equity method investment	97,379	—	—	(97,379)	—
Contributions to affiliate	—	(689,063)	(20,092)	709,155	—
Proceeds from the sale of assets	—	1,365	5,303	(1,147)	5,521
Increase in restricted cash	—	—	(195,000)	—	(195,000)
Use of restricted cash	—	69,106	195,000	—	264,106
Net cash provided by (used in) investing activities	97,379	(764,352)	(171,145)	611,776	(226,342)
Cash flows from financing activities:
Additions to long-term debt	500,000	—	—	—	500,000
Payments on long-term debt and capital lease obligations	(133,000)	(1,035)	(1,357)	—	(135,392)
Borrowings on revolving credit facility	—	—	466,900	—	466,900
Repayments of revolving credit facility	—	—	(591,600)	—	(591,600)
Payments for NTI units related to merger	(859,893)	—	—	—	(859,893)
Transaction costs for NTI merger	(11,741)	—	—	—	(11,741)
Contributions from affiliate	689,063	—	20,092	(709,155)	—
Distribution to non-controlling interest holders	—	—	(66,311)	—	(66,311)
Deferred financing costs	(11,503)	—	(1,224)	—	(12,727)
Distribution to affiliate	—	—	(186,139)	186,139	—
Purchases of common stock for treasury	(75,000)	—	—	—	(75,000)
Dividends paid	(153,691)	—	—	—	(153,691)
Proceeds from issuance of WNRL common units	—	—	277,751	—	277,751
Offering costs for issuance of WNRL common units	—	—	(655)	—	(655)
Excess tax benefit from stock-based compensation	—	1,033	—	—	1,033
Net cash provided by (used in) financing activities	(55,765)	(2)	(82,543)	(523,016)	(661,326)
Net increase (decrease) in cash and cash equivalents	—	(432,535)	(71,386)	—	(503,921)
Cash and cash equivalents at beginning of year	21	656,966	115,515	—	772,502
Cash and cash equivalents at end of year	$21	$224,431	$44,129	$—	$268,581

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$87,364	$433,863	$502,676	$(180,820)	$843,083
Cash flows from investing activities:
Capital expenditures	—	(157,600)	(134,820)	1,557	(290,863)
Proceeds from the sale of assets	—	2,028	643	(1,557)	1,114
Contributions to affiliate	—	(178,243)	(27,888)	206,131	—
Increase in restricted cash	—	(170,000)	—	—	(170,000)
Use of restricted cash	—	267,903	—	—	267,903
Net cash used in investing activities	—	(235,912)	(162,065)	206,131	(191,846)
Cash flows from financing activities:
Additions to long-term debt	—	—	300,000	—	300,000
Payments on long-term debt and capital lease obligations	(5,500)	(842)	(1,026)	—	(7,368)
Borrowings on revolving credit facility	—	—	145,000	—	145,000
Repayments of revolving credit facility	—	—	(269,000)	—	(269,000)
Contributions from affiliate	152,347	—	53,784	(206,131)	—
Distribution to non-controlling interest holders	—	—	(238,366)	—	(238,366)
Deferred financing costs	—	—	(6,820)	—	(6,820)
Distribution to affiliate	—	—	(180,820)	180,820	—
Purchases of common stock for treasury	(105,000)	—	—	—	(105,000)
Dividends paid	(129,211)	—	—	—	(129,211)
Distribution to Western Refining, Inc.	—	170,000	(170,000)	—	—
Excess tax benefit from stock-based compensation	—	871	—	—	871
Net cash provided by (used in) financing activities	(87,364)	170,029	(367,248)	(25,311)	(309,894)
Net increase (decrease) in cash and cash equivalents	—	367,980	(26,637)	—	341,343
Cash and cash equivalents at beginning of year	21	288,986	142,152	—	431,159
Cash and cash equivalents at end of year	$21	$656,966	$115,515	$—	$772,502

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(54,846)	$520,972	$403,087	$(131,580)	$737,633
Cash flows from investing activities:
Capital expenditures	—	(99,204)	(124,067)	—	(223,271)
Proceeds from the sale of assets	—	1,260	676	—	1,936
Return of capital from equity method investment	—	—	7,480	—	7,480
Contributions to affiliate	—	(678,628)	(119,147)	797,775	—
Increase in restricted cash	—	(320,000)	—	—	(320,000)
Use of restricted cash	—	152,991	—	—	152,991
Net cash used in investing activities	—	(943,581)	(235,058)	797,775	(380,864)
Cash flows from financing activities:
Additions to long-term debt	—	—	79,311	—	79,311
Payments on long-term debt and capital lease obligations	(5,759)	—	(313)	—	(6,072)
Borrowings on revolving credit facility	—	—	269,000	—	269,000
Distribution to non-controlling interest holders	—	—	(173,637)	—	(173,637)
Deferred financing costs	(4,182)	—	(5,467)	—	(9,649)
Distribution to affiliate	—	—	(131,580)	131,580	—
Contributions from affiliate	618,564	93,546	85,665	(797,775)	—
Purchases of common stock for treasury	(259,222)	—	—	—	(259,222)
Dividends paid	(293,746)	—	—	—	(293,746)
Convertible debt redemption	(809)	—	—	—	(809)
Distribution to Western Refining, Inc.	—	320,000	(320,000)	—	—
Excess tax benefit from stock-based compensation	—	1,144	—	—	1,144
Net cash provided by (used in) financing activities	54,846	414,690	(197,021)	(666,195)	(393,680)
Net decrease in cash and cash equivalents	—	(7,919)	(28,992)	—	(36,911)
Cash and cash equivalents at beginning of year	21	296,905	171,144	—	468,070
Cash and cash equivalents at end of year	$21	$288,986	$142,152	$—	$431,159

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Due to the change in the guarantor structure resulting from the St. Paul Park Logistics Transaction, we have revised the condensed consolidating financial information for all periods presented. See Note 29, Western Refining Logistics, LP, for additional information on this transaction. The application of this adjustment to the prior year condensed consolidating financial information is summarized as follows:
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015
(In thousands)

	As Previously Reported	Adjustment	Revised
Parent	$3,964,578	$(173,620)	$3,790,958
Guarantor subsidiaries	(395,774)	108,013	(287,761)
Non-guarantor subsidiaries	—	—	—
Eliminations	(3,568,804)	65,607	(3,503,197)
Investment (deficit) in subsidiaries	$—	$—	$—

Parent	$3,964,599	$(173,620)	$3,790,979
Guarantor subsidiaries	4,377,043	(173,620)	4,203,423
Non-guarantor subsidiaries	3,312,431	—	3,312,431
Eliminations	(5,820,680)	347,240	(5,473,440)
Total assets	$5,833,393	$—	$5,833,393

Parent	$2,665,302	$(173,620)	$2,491,682
Guarantor subsidiaries	1,182,057	(108,013)	1,074,044
Non-guarantor subsidiaries	1,292,004	—	1,292,004
Eliminations	(2,251,876)	281,633	(1,970,243)
Total liabilities	$2,887,487	$—	$2,887,487

Parent	$1,299,297	$—	$1,299,297
Guarantor subsidiaries	3,194,986	(65,607)	3,129,379
Non-guarantor subsidiaries	2,020,427	—	2,020,427
Eliminations	(3,568,804)	65,607	(3,503,197)
Total equity	$2,945,906	$—	$2,945,906

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2015
(In thousands)

	As Previously Reported	Adjustment	Revised
Parent	$461,049	$—	$461,049
Guarantor subsidiaries	42,470	(30,919)	11,551
Non-guarantor subsidiaries	—	—	—
Eliminations	(503,519)	30,919	(472,600)
Equity in earnings (loss) of subsidiaries	$—	$—	$—

Parent	406,756	—	406,756
Guarantor subsidiaries	337,945	(30,919)	307,026
Non-guarantor subsidiaries	165,574	—	165,574
Eliminations	(503,519)	30,919	(472,600)
Net income (loss) attributable to Western Refining, Inc.	$406,756	$—	$406,756

Parent	$406,756	$—	$406,756
Guarantor subsidiaries	338,600	(30,919)	307,681
Non-guarantor subsidiaries	166,861	—	166,861
Eliminations	(503,519)	30,919	(472,600)
Comprehensive income attributable to Western Refining, Inc.	$408,698	$—	$408,698

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended December 31, 2014
(In thousands)

	As Previously Reported	Adjustment	Revised
Parent	$630,407	$—	$630,407
Guarantor subsidiaries	51,747	(34,688)	17,059
Non-guarantor subsidiaries	—	—	—
Eliminations	(682,154)	34,688	(647,466)
Equity in earnings (loss) of subsidiaries	$—	$—	$—

Parent	559,926	—	559,926
Guarantor subsidiaries	541,568	(34,688)	506,880
Non-guarantor subsidiaries	140,586	—	140,586
Eliminations	(682,154)	34,688	(647,466)
Net income (loss) attributable to Western Refining, Inc.	$559,926	$—	$559,926

Parent	$559,926	$—	$559,926
Guarantor subsidiaries	541,091	(34,688)	506,403
Non-guarantor subsidiaries	140,122	—	140,122
Eliminations	(682,154)	34,688	(647,466)
Comprehensive income attributable to Western Refining, Inc.	$558,985	$—	$558,985

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In thousands)

	As Previously Reported	Adjustment	Revised
Parent	$87,364	$—	$87,364
Guarantor subsidiaries	433,863	—	433,863
Non-guarantor subsidiaries	502,676	—	502,676
Eliminations	(180,820)	—	(180,820)
Net cash provided by (used in) operating activities	$843,083	$—	$843,083

Parent	—	—	—
Guarantor subsidiaries	(235,912)	—	(235,912)
Non-guarantor subsidiaries	(134,177)	(27,888)	(162,065)
Eliminations	178,243	27,888	206,131
Net cash provided by (used in) investing activities	$(191,846)	$—	$(191,846)

Parent	$(87,364)	$—	$(87,364)
Guarantor subsidiaries	170,029	—	170,029
Non-guarantor subsidiaries	(395,136)	27,888	(367,248)
Eliminations	2,577	(27,888)	(25,311)
Net cash provided by (used in) financing activities	$(309,894)	$—	$(309,894)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(In thousands)

	As Previously Reported	Adjustment	Revised
Parent	$(54,846)	$—	$(54,846)
Guarantor subsidiaries	520,972	—	520,972
Non-guarantor subsidiaries	403,087	—	403,087
Eliminations	(131,580)	—	(131,580)
Net cash provided by (used in) operating activities	$737,633	$—	$737,633

Parent	—	—	—
Guarantor subsidiaries	(943,581)	—	(943,581)
Non-guarantor subsidiaries	(209,457)	(25,601)	(235,058)
Eliminations	772,174	25,601	797,775
Net cash provided by (used in) investing activities	$(380,864)	$—	$(380,864)

Parent	$54,846	$—	$54,846
Guarantor subsidiaries	414,690	—	414,690
Non-guarantor subsidiaries	(222,622)	25,601	(197,021)
Eliminations	(640,594)	(25,601)	(666,195)
Net cash provided by (used in) financing activities	$(393,680)	$—	$(393,680)

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

28. Quarterly Financial Information (Unaudited)
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. During 2016 and 2015, the volatility in crude oil prices and refining margins also contributed to the variability of our results of operations for the four calendar quarters.
The quarterly financial data for the years ended December 31, 2016, and 2015 is presented below.

	Year Ended December 31, 2016
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands, except for per share data)
Net sales	$1,455,504	$2,107,308	$2,065,076	$2,115,325
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,047,361	1,602,628	1,607,010	1,721,812
Direct operating expenses (exclusive of depreciation and amortization)	223,585	231,169	232,553	240,716
Selling, general and administrative expenses	53,285	56,052	57,320	51,204
Merger and reorganization costs	408	735	2,844	8,453
Gain and impairments on disposal of assets, net	(130)	(772)	(279)	(90)
Maintenance turnaround expense	125	400	27,208	19,404
Depreciation and amortization	52,651	54,359	54,321	55,456
Total operating costs and expenses	1,377,285	1,944,571	1,980,977	2,096,955
Operating income	78,219	162,737	84,099	18,370
Other income (expense):
Interest income	164	131	141	256
Interest and debt expense	(26,681)	(26,928)	(34,456)	(35,226)
Loss on extinguishment of debt	—	—	—	(3,916)
Other, net	6,512	5,076	6,224	7,152
Income (loss) before income taxes	58,214	141,016	56,008	(13,364)
Provision for income taxes	(18,629)	(38,152)	(11,700)	13,613
Net income	39,585	102,864	44,308	249
Less net income attributable to non-controlling interests	9,047	37,449	5,733	9,838
Net income (loss) attributable to Western Refining, Inc.	$30,538	$65,415	$38,575	$(9,589)
Basic earnings (loss) per common share	$0.34	$0.70	$0.36	$(0.09)
Diluted earnings (loss) per common share	$0.33	$0.70	$0.35	$(0.09)

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2015
	Quarter
	First	Second	Third	Fourth
	(Unaudited) (In thousands, except for per share data)
Net sales	$2,318,730	$2,828,892	$2,569,090	$2,070,324
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,741,310	2,177,887	1,895,772	1,706,406
Direct operating expenses (exclusive of depreciation and amortization)	215,311	224,723	234,440	228,451
Selling, general and administrative expenses	55,803	59,540	54,465	55,437
Loss (gain) and impairments on disposal of assets, net	282	(387)	(52)	208
Maintenance turnaround expense	105	593	490	836
Depreciation and amortization	49,926	51,143	51,377	52,845
Total operating costs and expenses	2,062,737	2,513,499	2,236,492	2,044,183
Operating income	255,993	315,393	332,598	26,141
Other income (expense):
Interest income	163	201	186	153
Interest and debt expense	(24,957)	(27,316)	(26,896)	(26,434)
Other, net	3,206	4,024	4,327	1,604
Income before income taxes	234,405	292,302	310,215	1,464
Provision for income taxes	(59,437)	(78,435)	(92,117)	6,034
Net income	174,968	213,867	218,098	7,498
Less net income (loss) attributable to non-controlling interests	68,979	79,948	64,795	(6,047)
Net income attributable to Western Refining, Inc.	$105,989	$133,919	$153,303	$13,545
Basic earnings per common share	$1.11	$1.40	$1.61	$0.14
Diluted earnings per common share	$1.11	$1.40	$1.61	$0.14

29. Western Refining Logistics, LP
WNRL is a publicly held master limited partnership that owns and operates logistic assets consisting of pipeline and gathering, terminalling, storage and transportation assets, providing related services to our refining segment, including 705 miles of pipelines and approximately 12.4 million barrels of active storage capacity. The majority of WNRL's logistics assets are integral to the operations of the El Paso, Gallup and St. Paul Park refineries.
WNRL also owns a wholesale business that operates primarily in the Southwest. WNRL's wholesale business includes the operations of several lubricant and bulk petroleum distribution plants and a fleet of crude oil, asphalt, refined product and lubricant delivery trucks. WNRL distributes commercial wholesale petroleum products primarily in Arizona, Colorado, Nevada, New Mexico and Texas. WNRL purchases petroleum fuels and lubricants from our refining segment and from third-party suppliers.
During the fourth quarter of 2016, WNRL completed an evaluation of its lubricant operations. After careful consideration, having concluded that lubricants are not strategic to its core operations, WNRL has taken steps to divest the remaining assets associated with this business. WNRL anticipates a completed sale within the first half of 2017. Assets related to our lubricant operations include $10.1 million in inventories and $7.3 million in property, plant and equipment in our Consolidated Balance Sheet at December 31, 2016. WNRL expects proceeds from this divestiture to result in a gain on disposal of assets; however, no amounts related to this anticipated transaction have been recorded in the Consolidated Statements of Operations for the year ended December 31, 2016.
At December 31, 2016, we held a 52.6% limited partner interest in WNRL including a non-economic general partner interest. This interest included 9,207,847 common partnership units and 22,811,000 subordinated partnership units. As the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

general partner of WNRL, we have the sole ability to direct the activities that most significantly impact WNRL's financial performance, and therefore we consolidate WNRL. All intercompany transactions with WNRL are eliminated upon consolidation.
We are WNRL’s primary logistics customer and a significant wholesale customer through our retail business. WNRL generates revenues by charging tariffs and fees for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Additionally, WNRL sells various finished petroleum products to us and other third-party customers. Under our long-term agreements with WNRL (discussed below), we accounted for 31.6%, 30.2% and 28.9% of WNRL’s total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. We do not provide financial or equity support through any liquidity arrangements and/or debt guarantees to WNRL.
WNRL has outstanding debt under a senior secured revolving credit facility and its senior notes. Excluding assets held by Western Refining Logistic GP, LLC, WNRL’s creditors have no recourse to our assets. Any recourse to WNRL’s general partner would be limited to the extent of Western Refining Logistics GP LLC’s assets that other than its investment in WNRL, are not significant. Our creditors have no recourse to the assets of WNRL and its consolidated subsidiaries.
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
St. Paul Park Logistics Transaction
On September 15, 2016, we sold the St. Paul Park Logistics Assets to WNRL in exchange for $195 million in cash and 628,224 common units representing limited partner interests in WNRL.
The St. Paul Park Logistics Assets included approximately 4.0 million barrels of refined product and crude oil storage tanks, a light products terminal, a heavy products loading rack, certain rail and barge facilities, certain other related logistics assets and two crude oil pipeline segments and one pipeline segment not currently in service, each of which is approximately 2.5 miles and extends from Western's refinery in St. Paul Park, Minnesota to Western's tank farm in Cottage Grove, Minnesota.
In connection with the St. Paul Park Logistics Transaction, we entered into a terminalling, transportation and storage services agreement with Western (the "St. Paul Park Terminalling Agreement"). Pursuant to the St. Paul Park Terminalling Agreement, we agreed to provide product storage services, product throughput services and product additive and blending services at the terminal facilities located at or near Western's refinery in St. Paul Park, Minnesota. In exchange for such services, Western has agreed to certain minimum volume commitments and to pay certain fees. The St. Paul Park Terminalling Agreement has an initial term of ten years, which may be extended for up to two renewal terms of five years each upon the mutual agreement of the parties.
TexNew Mex Pipeline System Acquisition
On October 30, 2015, we sold the TexNew Mex Pipeline System to WNRL. We sold these assets to WNRL in exchange for $170 million in cash and 421,031 common units representing limited partner interests in WNRL and 80,000 TexNew Mex Units.
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

•
Crude Oil Trucking Transportation Services Agreement – Western will utilize WNRL’s crude oil trucks to haul a minimum of 1.525 million barrels of crude oil each month. Western will pay a flat rate per barrel based on the distance between the applicable pick-up and delivery points, plus monthly fuel adjustments and customary applicable surcharges.

•
Asphalt Trucking Transportation Services Agreement – Western has agreed to utilize WNRL's asphalt trucks and pay a flat rate per mile per ton (with market adjustments) based on the distance between the applicable pick-up and delivery points, plus monthly fuel adjustments and customary applicable surcharges. Volumes of asphalt transported pursuant to this agreement will be credited, on a barrel per barrel basis, towards Western’s contract minimum under the Crude Oil Trucking Transportation Services Agreement.

30. NTI
NTI Merger Agreement
On December 21, 2015, Western entered into the NTI Merger Agreement, by and among Western, MergerCo, NTI and Northern Tier Energy GP LLC, the general partner of NTI and a wholly-owned subsidiary of Western (“NTI GP”). On June 23, 2016, following the approval of the NTI Merger by NTI common unitholders, all closing conditions to the NTI Merger were satisfied, and the NTI Merger was successfully completed. Upon the terms and subject to the conditions set forth in the NTI Merger Agreement, MergerCo merged with and into NTI, the separate limited liability company existence of MergerCo ceased and NTI continued to exist as a limited partnership under Delaware law and as an indirect wholly-owned subsidiary of Western and as the surviving entity in the NTI Merger.
Prior to the NTI Merger, NT InterHoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Western ("NT InterHoldCo"), owned 100% of the membership interests in NTI GP and 38.3% of NTI’s outstanding common units representing limited partner interests in NTI (“NTI Common Units”). NT InterHoldCo also owned 100% of the membership interests in Western Acquisition Holdings, LLC, a Delaware limited liability company and holder of 100% of the membership interests in MergerCo (“MergerCo HoldCo”). Following the NTI Merger, NTI GP remained the sole general partner of NTI, the NTI Common Units held by Western and its subsidiaries were unchanged and remained issued and outstanding, and, by virtue of the NTI Merger, all of the membership interests in MergerCo automatically converted into the number of NTI Common Units (excluding any NTI Common Units owned by Western and its subsidiaries) issued and

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

outstanding immediately prior to the effective time of the NTI Merger. Consequently, NT InterHoldCo and its wholly-owned subsidiary, MergerCo HoldCo, became the sole limited partners of NTI.
Pursuant to the NTI Merger Agreement, we paid $859.9 million in cash and issued 17.1 million shares of Western common stock adjusted slightly for cash paid in lieu of fractional shares. We incurred transaction costs related to the NTI Merger of $11.7 million.
The NTI Merger involved a change in WNR’s ownership interest in its subsidiary, NTI, due to the purchase of the remaining ownership interests not already owned by WNR and was accounted for under Accounting Standards Codification 810-10-45-23, Consolidation, which indicates that increases in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as an equity transaction. Therefore, no gain or loss was realized as a result of the NTI Merger. Any difference between the consideration paid and the amount by which the non-controlling interest is adjusted was recognized in Western shareholders' equity.
NTI common unitholders made consideration elections that resulted in the following allocation of cash and Western common stock among NTI common unitholders.

•
NTI common unitholders who made a valid “Mixed Election” (as defined in the NTI Merger Agreement), or who made no election, received $15.00 in cash and 0.2986 of a share of Western common stock for each such NTI common unit held.

•
NTI common unitholders who made a valid “Cash Election” (as defined in the NTI Merger Agreement) received $15.357 in cash and 0.28896 of a share of Western common stock as prorated in accordance with the Merger Agreement for each such NTI common unit held.

•	NTI common unitholders who made a valid “Stock Election” (as defined in the NTI Merger Agreement) received 0.7036 of a share of Western common stock for each such NTI common unit held.
The consolidated statements of operations include the results of the NTI Merger beginning on June 23, 2016. NTI's net sales and net loss since June 23, 2016 was $1,905.3 million and $20.1 million, respectively. The following unaudited pro forma information assumes that (i) the Merger occurred on January 1, 2015; (ii) $500.0 million was borrowed to fund the NTI Merger consideration on January 1, 2015, resulting in increased interest and debt expense of $16.8 million and $36.1 million for the years ended December 31, 2016 and 2015, respectively; and (iii) income tax expense increased as a result of the increased net income attributable to Western Refining, Inc. offset by increased interest and debt expense of $7.0 million and $57.3 million for the years ended December 31, 2016 and 2015, respectively.

	Year Ended
	December 31,
	2016	2015
	(In thousands, except per share data)
Net sales	$7,743,213	$9,787,036
Operating income	343,425	930,125
Net income	163,129	521,014
Net income attributable to Western Refining, Inc.	136,385	499,859

Basic earnings per share	$1.26	$4.46
Diluted earnings per share	1.25	4.46

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NTI Merger and Reorganization Expenses
We incurred professional service fees in connection with the NTI Merger transaction. Additionally, we incurred costs associated with initiating a plan of reorganization for various positions during the second half of 2016. In relation to this reorganization plan, it was determined that certain employees would be terminated during 2016 and 2017. We recognized $6.3 million of expense during the year ended December 31, 2016 which included compensation related to the severance of employment and retention bonuses for selected employees. These costs have been included in Merger and reorganization costs in the accompanying Consolidated Statements of Operations and are included in the "Other" category within our segment presentation. We recognize these costs ratably from September 1, 2016, the effective date of the agreements, through the remaining service period, which varies for each employee, but in no case is later than September 1, 2017. As of December 31, 2016, we anticipate that these costs will continue to be recognized through the third quarter of 2017 and for the expenses to be completely paid out by December 31, 2017.
The following table summarizes the expense activity related to the NTI Merger and reorganization for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Beginning liability for merger and reorganization costs	$189	$808	$—
Third-party professional service fees	1,662	—	—
Reorganization and related personnel costs incurred during period	4,650	—	12,878
Non-cash equity-based awards with accelerated vesting	—	—	(4,789)
Cash payments to third-party professional service providers	(1,459)	—	—
Cash payments made to severed employees	(2,468)	(619)	(7,281)
Ending liability for merger and reorganization costs	$2,574	$189	$808
31. Tesoro Merger
Agreement and Plan of Merger
On November 16, 2016, we entered into the Tesoro Merger Agreement with Tesoro, Merger Sub 1 and Merger Sub 2. Subject to the terms and conditions set forth in the Tesoro Merger Agreement, upon consummation of the First Tesoro Merger, each share of our common stock, par value $0.01 per share issued and outstanding immediately prior to the effective time of the First Tesoro Merger (excluding shares owned by the Company or Tesoro or any of their respective direct or indirect wholly-owned subsidiaries that are not held on behalf of third parties) will be converted into and become exchangeable for, at the election of the holder of our common stock, either (a) $37.30 in cash or (b) 0.4350 shares of common stock, par value $0.16⅔ per share, of Tesoro (“Tesoro Shares”), in each case without interest.
We recognized $6.1 million of expense related to the Tesoro Merger during the year ended December 31, 2016 which included transaction and consulting costs. These costs have been included in Merger and reorganization costs in the accompanying Consolidated Statements of Operations.
Cash elections will be subject to proration if cash elections are made in respect of more than approximately 10.8 million shares of our common stock. Stock elections are not subject to proration. Western common stock in respect of which no cash election or stock election is validly made will be deemed to be Western common stock in respect of which stock elections have been made.
The Tesoro Merger Agreement permits either the Company or Tesoro to require that the surviving corporation of the First Tesoro Merger be merged with and into Merger Sub 2 immediately following the effective time of the First Tesoro Merger, with Merger Sub 2 being the surviving company from the second merger (the “Second Tesoro Merger” and, if the second merger election is made, collectively with the First Tesoro Merger, the “Tesoro Merger”) if the requiring party reasonably believes, based on legal advice, that the Second Tesoro Merger is necessary to enable the Tesoro Merger to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code.
The completion of the Tesoro Merger is subject to certain customary mutual conditions, including (i) the receipt of the required approvals from Tesoro’s and the Company’s stockholders, (ii) Tesoro’s registration statement on Form S-4 having

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

become effective under the Securities Act of 1933, (iii) the Tesoro Shares issuable in connection with the First Tesoro Merger having been approved for listing on the New York Stock Exchange, subject to official notice of issuance, (iv) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, (v) the absence of any governmental order or law prohibiting the consummation of the Tesoro Merger or the other transactions contemplated by the Tesoro Merger Agreement and (vi) there not having been imposed a burdensome condition in connection with the expiration or termination of the waiting period applicable under the Hart-Scott-Rodino Act. The obligation of each party to consummate the Tesoro Merger is also conditioned upon (i) compliance by the other party in all material respects with its pre-closing obligations under the Tesoro Merger Agreement and (ii) the accuracy of the representations and warranties of the other party as of the date of the Tesoro Merger Agreement and as of the closing (subject to customary materiality qualifiers). Our obligation to complete the Tesoro Merger is additionally subject to Tesoro's receipt of a tax opinion to the effect that the Tesoro Merger qualifies as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code.
The Company and Tesoro have made customary representations, warranties and covenants in the Tesoro Merger Agreement. Subject to certain exceptions, the Company and Tesoro have agreed, among other things, to covenants relating to (i) the conduct of their respective businesses during the interim period between the execution of the Tesoro Merger Agreement and the consummation of the First Tesoro Merger, (ii) the use of their respective reasonable best efforts, subject to certain exceptions, to obtain governmental and regulatory approvals, (iii) obligations to facilitate the Company’s stockholders’ consideration of, and voting upon, the adoption of the Tesoro Merger Agreement and certain related matters as applicable and Tesoro’s stockholders’ consideration of, and voting upon, the issuance of Tesoro Shares in the First Tesoro Merger and certain related matters as applicable, (iv) the recommendation by the board of directors of the Company in favor of the adoption by its stockholders of the Tesoro Merger Agreement, subject to certain exceptions, (v) the recommendation by the board of directors of Tesoro in favor of the issuance of Tesoro Shares in the First Tesoro Merger, subject to certain exceptions, (vi) non-solicitation obligations of Tesoro and the Company relating to alternative acquisition proposals and (vii) the use of reasonable best efforts by Tesoro to take certain steps to obtain debt financing at the closing of the Tesoro Merger to the extent the proceeds thereof are needed to pay the cash consideration and all other cash amounts required to be paid in connection with the closing of the Tesoro Merger.
The Tesoro Merger Agreement permits the Company to continue paying a regular quarterly dividend of up to $0.38 per Company Share and permits Tesoro to continue paying a regular quarterly dividend of up to $0.55 per share.
On December 14, 2016, Tesoro filed a preliminary registration statement on Form S-4 (the “Preliminary S-4”) to register the shares of Tesoro Common Stock to be issued and delivered (or, to the extent held in treasury by Tesoro, delivered but not issued) in the Tesoro Merger. The Preliminary S-4 is subject to future amendments depending on review and comments by the Securities and Exchange Commission (the “SEC”). During January and February of 2017, amended Form S-4s were filed with the SEC. On February 16, 2017, Tesoro filed with the SEC, and the SEC declared effective, a registration statement on Form S-4 (Reg. No. 333-215080), containing a joint proxy statement/prospectus of Tesoro and Western, which proxy statement/prospectus was first mailed to Tesoro and Western stockholders on February 17, 2017.
Voting Agreements
On November 16, 2016, concurrently with the execution of the Tesoro Merger Agreement, the Company, Merger Sub 1, Merger Sub 2 and Tesoro entered into three separate voting agreements (each, a “Voting Agreement”) with (i) Paul L. Foster and Franklin Mountain Investments, LP, (ii) Jeff A. Stevens, and (iii) Scott D. Weaver (each, a “Stockholder” and collectively, the “Stockholders”) pursuant to each of which, among other things and subject to the terms and conditions therein, the Stockholder(s) party thereto have agreed to vote all Western common stock beneficially owned by them (the “Covered Shares”) in favor of the adoption of the Tesoro Merger Agreement and the approval of the transactions contemplated by the Tesoro Merger Agreement, including the Tesoro Merger, and to not vote in favor of any alternative acquisition proposal or other action or agreement that would reasonably be expected to adversely affect the Tesoro Merger.
The Voting Agreements also generally prohibit the Stockholders from transferring the Covered Shares. The Voting Agreements terminate upon the earlier of the termination of the Tesoro Merger Agreement and the time the Tesoro Merger becomes effective.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Western Refining, Inc.
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016 (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Included herein under the caption "Management’s Report on Internal Control Over Financial Reporting" on page 68 of this report.
Attestation Report of the Registered Public Accounting Firm. Included herein under the caption "Report of Independent Registered Public Accounting Firm" on page 69 of this report.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Northern Tier Energy LP
Evaluation of disclosure controls and procedures. NTI's chief executive officer and chief financial officer, after evaluating the effectiveness of NTI's “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016 (the “Evaluation Date”), concluded that as of the Evaluation Date, NTI's disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Included herein under the caption "Management’s Report on Internal Control Over Financial Reporting" on page 68 of this report.
Attestation Report of the Registered Public Accounting Firm. Included herein under the caption "Report of Independent Registered Public Accounting Firm" on page 69 of this report.
Changes in internal control over financial reporting. There were no changes in NTI's internal control over financial reporting that occurred during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, NTI's internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
Certain information required in this Part III is incorporated by reference to Western Refining, Inc.’s Definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in accordance to Regulation 14A within 120 days after the end of the fiscal year covered by this report or will be provided in an amendment filed on Form 10-K/A.

Item 10.	Directors, Executive Officers and Corporate Governance
Western Refining, Inc.
The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s Definitive Proxy Statement under the headings “Election of Directors” and “Executive Compensation and Other Information” or will be provided in an amendment filed on Form 10-K/A.
Northern Tier Energy LP
This information is omitted for NTI pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11.	Executive Compensation
Western Refining, Inc.
The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s Definitive Proxy Statement under the heading “Executive Compensation and Other Information” or will be provided in an amendment filed on Form 10-K/A.
Northern Tier Energy LP
This information is omitted for NTI pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Western Refining, Inc.
Security Ownership of Certain Beneficial Owners and Management
The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” or will be provided in an amendment filed on Form 10-K/A.
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,320,878	—	2,741,585
Equity compensation plans not approved by security holders	—	—	—
Total	1,320,878	—	2,741,585

(1)	Represents 658,506 shares underlying restricted share unit awards and 662,372 shares underlying phantom stock awards.

(2)	Restricted share unit awards and phantom stock awards do not have an exercise price.
Northern Tier Energy LP
This information is omitted for NTI pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Western Refining, Inc.
The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s Definitive Proxy Statement under the heading “Certain Relationships and Related Transactions” or will be provided in an amendment filed on Form 10-K/A.
Northern Tier Energy LP
This information is omitted for NTI pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.	Principal Accountant Fees and Services
Western Refining, Inc.
The information required by this item is incorporated by reference to the information contained in Western Refining, Inc.’s Definitive Proxy Statement under the heading “Proposal 2: Ratification of Independent Auditor” or will be provided in an amendment filed on Form 10-K/A.
Northern Tier Energy LP
The following table presents fees for the audit of the NTI’s annual consolidated financial statements for the last two fiscal years and for other services provided by Deloitte & Touche LLP for 2016 and 2015, respectively:

	Year Ended
	December 31,
	2016	2015
	(In thousands)
Audit fees	$882	$1,005
Audit related	231	125
Tax fees	415	477
All other fees	2	2
Total	$1,530	$1,609
For 2016, audit fees consisted of fees billed for professional services rendered for (i) the audit of the NTI’s 2016 consolidated financial statements, (ii) the audit of the effectiveness of NTI’s internal control over financial reporting as of December 31, 2016, (iii) the review of NTI’s interim consolidated financial statements included in quarterly reports and (iv) other services that were regularly provided by Deloitte & Touche LLP in connection with security offerings. Tax fees include $0.1 million for tax compliance services, $0.2 million for tax planning services and $0.1 million of pass through expenses in connection with acquiring investor data necessary for preparation of Form K-1s.
For 2015, audit fees consisted of fees billed for professional services rendered for (i) the audit of the NTI’s 2015 consolidated financial statements, (ii) the audit of the effectiveness of NTI’s internal control over financial reporting as of December 31, 2015, (iii) the review of NTI’s interim consolidated financial statements included in quarterly reports and (iv) other services that were regularly provided by Deloitte & Touche LLP in connection with security offerings. Tax fees include $0.5 million for tax compliance services, $0.1 million for tax planning services and $0.2 million of pass through expenses in connection with acquiring investor data necessary for preparation of Form K-1s.
Audit Committee Approval of Audit and Non-Audit Services
The Audit Committee of NTI’s general partner has adopted a Pre-Approval Policy with respect to services that may be performed by Deloitte & Touche LLP. This policy lists specific audit-related services as well as any other services that Deloitte & Touche LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairperson, to whom such authority has been conditionally delegated, prior to engagement. During 2016, all fees reported above were approved in accordance with the Pre-Approval Policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements:
See Index to Financial Statements included in Item 8.
(b) The following exhibits are filed herewith (or incorporated by reference herein):
Exhibit Index
Western Refining, Inc.***

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

2.8
Agreement and Plan of Merger among Western Refining, Inc., Tesoro Corporation, Tahoe Merger Sub 1, Inc. and Tahoe Merger Sub 2, LLC, dated as of November 16, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2016).

3.1
Certificate of Incorporation, as amended, of Western Refining, Inc. as currently in effect (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014).

3.2	Bylaws, as amended, of Western Refining, Inc. as currently in effect (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 30, 2016).
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

4.4	Form of 6.25% Senior Note (included in Exhibit 4.6).

Number	Exhibit Title
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

Number	Exhibit Title
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

10.37†	Northern Tier Energy LP 2012 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Northern Tier Energy LP’s Current Report on Form 8-K (File No. 001-35612), filed on July 30, 2012).

Number	Exhibit Title
10.38†
Form of Northern Tier Energy LP 2012 Long Term Incentive Plan Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Northern Tier Energy LP’s Current Report on Form 8-K (File No. 001-35612), filed on December 17, 2012).

10.39†
Form of Phantom Unit Award Agreement (time-based vesting) (incorporated by reference to Exhibit 10.1 to Northern Tier Energy LP’s Current Report on Form 8-K (File No. 001-35612), filed with the SEC on May 2, 2014).

10.40†
Form of Phantom Unit Agreement (performance-based vesting) (incorporated by reference to Exhibit 10.2 to Northern Tier Energy LP’s Current Report on Form 8-K (File No. 001-35612), filed with the SEC on December 8, 2014).

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

10.46
Second Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of May 27, 2016, by and among the Company, the other persons party thereto as guarantors, the Lenders signatory thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2016).

10.47
Amendment No. 3 to the Term Loan Credit Agreement, dated as of May 27, 2016, by and among the Company, the Lenders signatory thereto and Bank of America, N.A., as Administrative Agent and acknowledged by the Guarantors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2016).

10.48
Supplement to the Term Loan Credit Agreement, dated as of May 27, 2016, by and among the Company, the Lenders signatory thereto and Bank of America, N.A., as Administrative Agent and acknowledged by the Guarantors named therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016).

10.49
Asphalt Trucking Transportation Services Agreement, dated May 4, 2016 and effective as of January 1, 2016, by and among Western Refining Wholesale, LLC, Western Refining Company, L.P., and, for certain limited purposes stated therein, Western Refining Southwest, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016).

10.50
Contribution, Conveyance and Assumption Agreement, dated as of September 7, 2016, by and among the Company, St. Paul Park Refining Co. LLC, Western Refining Logistics GP, LLC and Western Refining Logistics, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2016).

10.51
Terminalling, Transportation and Storage Services Agreement, dated September 15, 2016, by and between St. Paul Park Refining Co. LLC and Western Refining Terminals, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2016).

10.52
Employment Agreement, effective August 15, 2016, by and between Western Refining GP, LLC and Gary R. Dalke (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 3, 2016).

10.53
Voting and Support Agreement by and among Western Refining, Inc., Tesoro Corporation, Tahoe Merger Sub 1, Inc., Tahoe Merger Sub 2, LLC, Franklin Mountain Investments, LP, and Paul L. Foster, dated as of November 16, 2016 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 17, 2016).

10.54
Voting and Support Agreement by and among Western Refining, Inc., Tesoro Corporation, Tahoe Merger Sub 1, Inc., Tahoe Merger Sub 2, LLC, and Jeff A. Stevens, dated as of November 16, 2016 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2016).

10.55
Voting and Support Agreement by and among Western Refining, Inc., Tesoro Corporation, Tahoe Merger Sub 1, Inc., Tahoe Merger Sub 2, LLC, and Scott D. Weaver, dated as of November 16, 2016 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2016).

Number	Exhibit Title
12.1*	Statements of Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Deloitte & Touche LLP, dated March 1, 2017.
31.1*	Certification Statement of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Statement of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
_______________________________________

*	Filed herewith.
**	Furnished herewith.
***	Reports filed by the Company under the Securities Exchange Act of 1934, as amended (including Form 10-K, Form 10-Q and Form 8-K), are filed under File No. 001-32721.
†	Management contract or compensatory plan or arrangement.
††	The SEC has granted confidential treatment for certain portions of this Exhibit pursuant to a confidential treatment order. Such portions have been omitted and filed separately with the SEC.

(c)
All financial statement schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

Our 2016 Annual Report is available upon request. Stockholders may obtain a copy of any exhibits to this Form 10-K at a charge of $0.10 per page. Requests should be made to: Investor Relations, Western Refining, Inc., 212 N. Clark Dr., El Paso, Texas 79905.
Northern Tier Energy LP***

Number	Exhibit Title
2.1
Formation Agreement, dated October 6, 2010, by and among Marathon Petroleum Company LP, Speedway SuperAmerica LLC and Northern Tier Investors, LLC (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, File No. 333-178457, filed on December 13, 2011).

2.2
St. Paul Park Refining Co. LLC Contribution Agreement, dated October 6, 2010, by and among Marathon Petroleum Company LP, St. Paul Park Refining Co. LLC and Northern Tier Investors, LLC (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-1, File No. 333-178457, filed on December 13, 2011).

2.3
Northern Tier Retail LLC Contribution Agreement, dated October 6, 2010, by and among Speedway SuperAmerica LLC, Northern Tier Retail LLC and Northern Tier Investors, LLC (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-1, File No. 333-178457, filed on December 13, 2011).

2.4
Northern Tier Bakery LLC Contribution Agreement, dated October 6, 2010, by and among Speedway SuperAmerica LLC, SuperMom’s LLC, Northern Tier Retail LLC and Northern Tier Investors, LLC (Incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-1, File No. 333-178457, filed on December 13, 2011).

2.5
Agreement and Plan of Merger dated as of December 21, 2015, by and among Western Refining, Inc., Western Acquisition Co, LLC, Northern Tier Energy LP and Northern Tier Energy GP LLC (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, File No. 001-35612, filed on December 23, 2015).

3.1	Certificate of Limited Partnership of Northern Tier Energy LP (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, File No. 333-178457, filed on July 2, 2012).
3.2
First Amended and Restated Agreement of Limited Partnership of Northern Tier Energy LP, dated July 31, 2012 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, File No. 001-35612, filed on August 2, 2012).

3.3
Third Amended and Restated Limited Liability Company Agreement of Northern Tier Energy GP LLC, dated November 12, 2013. (Incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K, File No. 001-35612, filed on February 27, 2014).

4.1
Indenture, dated as of November 8, 2012, by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, Northern Tier Energy LP, the subsidiary guarantors parties thereto and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, File No. 001-35612, filed on November 13, 2012).

Number	Exhibit Title
4.2
Supplemental Indenture, dated as of November 2, 2012, by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference Exhibit 4.1 to our Current Report on Form 8-K, File No. 001-35612, filed on November 6, 2012).

4.3
Registration Rights Agreement, dated as of November 8, 2012, by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, Northern Tier Energy LP, the subsidiary guarantors parties thereto and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, File No. 001-35612, filed on November 13, 2012).

4.4
Supplemental Indenture, dated November 2, 2012, by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, File No. 001-35612, filed on October 3, 2014).

4.5
Registration Rights Agreement, dated September 29, 2014, by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, File No. 001-35612, filed on October 3, 2014).

10.1
Transaction Agreement, dated July 25, 2012 by and among Northern Tier Holdings LLC, Northern Tier Energy GP LLC, Northern Tier Energy LLC, Northern Tier Energy Holdings LLC, Northern Tier Retail Holdings LLC and Northern Tier Energy LP (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on July 30, 2012).

10.2
Amended and Restated Registration Rights Agreement, dated July 31, 2012, by and among TPG Refining, L.P., ACON Refining Partners, L.L.C., NTI Management Company, L.P., NTR Partners LLC, NTR Partners II LLC, Northern Tier Investors, LLC, Northern Tier Holdings LLC and Northern Tier Energy LP (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, File No. 001-35612, filed on August 2, 2012).

10.3
Credit Agreement, dated December 1, 2010, by and among the financial institutions party thereto, J.P. Morgan Chase Bank, N.A., Bank of America, N.A., Macquarie Capital (USA) Inc., Royal Bank of Canada and SunTrust Bank, St. Paul Park Refining Co. LLC, Northern Tier Bakery LLC, Northern Tier Retail LLC, SuperAmerica Franchising LLC, Northern Tier Energy LLC and each other subsidiary of Northern Tier Energy LLC from time to time party thereto (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, File No. 333-178457, filed on December 13, 2011).

10.4†
Employment Agreement between Northern Tier Energy LLC and Hank Kuchta (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, File No. 333-178457, filed on December 13, 2011).

10.5†
Retention Letter between Northern Tier Energy LLC and Dave Bonczek, dated December 20, 2013 (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, File No. 001-35612, filed on December 26, 2013).

10.6†	Northern Tier Energy LP 2012 Long-Term Incentive Plan (Incorporated by reference Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on July 30, 2012).
10.7††
Amended and Restated Crude Oil Supply Agreement dated March 29, 2012, by and between J.P. Morgan Commodities Canada Corporation and St. Paul Park Refining Co. LLC. (Incorporated by reference to Exhibit 10.9 to Northern Tier Energy LLC’s Registration Statement on Form S-4, File No. 333-178458, filed on April 20, 2012).

10.8
First Amendment to the Credit Agreement, dated as of July 17, 2012, by and among the financial institutions party thereto, as the lenders, J.P. Morgan Chase Bank, N.A., as administrative agent and collateral agent, Bank of America, N.A., as syndication agent, and Macquarie Capital (USA) Inc. and SunTrust Bank, as co-documentation agents, and Northern Tier Energy LLC and certain subsidiaries of Northern Tier Energy LLC party thereto (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, File No. 333-178457, filed on July 18, 2012).

10.9†	Form of Restricted Unit Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on December 17, 2012).
10.10†
Form of 2012 Long Term Incentive Plan Restricted Unit Agreement (Performance-Based) (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, File No. 001-35612, filed on February 27, 2014).

10.11†	Form of Time-Based Phantom Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on May 2, 2014).
10.12†	2014 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on May 2, 2014).
10.13†
Change in Control Severance Agreement between Northern Tier Energy LLC and David L. Lamp, effective March 1, 2014 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on May 7, 2014).

Number	Exhibit Title
10.14†
Restricted Unit Agreement (Time-Based) between Northern Tier Energy LP and David L. Lamp, effective March 1, 2014 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on May 7, 2014).

10.15†
Employment Letter Agreement, dated August 4, 2014, by and between Northern Tier Energy LLC and David Bonczek (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on August 5, 2014).

10.16
Credit Agreement, dated September 29, 2014, by and among Northern Tier Energy LLC, each subsidiary of Northern Tier Energy LLC party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on October 3, 2014).

10.17
Shared Services Agreement by and among Northern Tier Energy LLC and Western Refining Southwest, Inc. and Western Refining Company, L.P., dated October 30, 2014 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on November 4, 2014).

10.18†	Northern Tier 2015 Performance Bonus Program (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on December 8, 2014).
10.19†	Form of Performance-Based Phantom Unit Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on December 8, 2014).
10.20†	Form of Employment Agreement for Executive Officers (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on May 6, 2015).
10.21†	Form of Indemnification Agreement for Executive Officers (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on January 26, 2015).
10.22
Joinder Agreement (Shared Services) by and among Northern Tier Energy LLC, Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Logistics, LP (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on May 6, 2015).

10.23
Contribution, Conveyance and Assumption Agreement dated as of September 7, 2016, by and among Western Refining, Inc., St. Paul Park Refining Co. LLC, Western Refining Logistics, GP, LLC and Western Refining Logistics, LP (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 7, 2016).

10.24
Terminalling, Transportation and Storage Services Agreement, dated September 15, 2016, by and between St. Paul Park Refining Co. LLC and Western Refining Terminals, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2016).

31.2*	Certification Statement of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Statement of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
_______________________________________

*	Filed herewith.
**	Furnished herewith.
***	Reports filed by the Company under the Securities Exchange Act of 1934, as amended (including Form 10-K, Form 10-Q and Form 8-K), are filed under File No. 001-35612.
†	Management contract or compensatory plan or arrangement.
††	The SEC has granted confidential treatment for certain portions of this Exhibit pursuant to a confidential treatment order. Such portions have been omitted and filed separately with the SEC.
Item 16. Form 10-K Summary
None.

SIGNATURES
WESTERN REFINING, INC.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer and	March 1, 2017
Jeff A. Stevens	President
________________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer, President and Director	March 1, 2017
Jeff A. Stevens	(Principal Executive Officer)

/s/ Karen B. Davis	Chief Financial Officer	March 1, 2017
Karen B. Davis	(Principal Financial Officer and Principal Accounting Officer)

/s/ Paul L. Foster	Executive Chairman and Director	March 1, 2017
Paul L. Foster

/s/ Scott D. Weaver	Director	March 1, 2017
Scott D. Weaver

/s/ Sigmund L. Cornelius	Director	March 1, 2017
Sigmund L. Cornelius

/s/ L. Frederick Francis	Director	March 1, 2017
L. Frederick Francis

/s/ Robert J. Hassler	Director	March 1, 2017
Robert J. Hassler

/s/ Brian J. Hogan	Director	March 1, 2017
Brian J. Hogan

NORTHERN TIER ENERGY, LP
BY: NORTHERN TIER ENERGY GP, LLC
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northern Tier Energy LP

By:	Northern Tier Energy GP LLC,
its general partner

By:	/s/ Jeff A. Stevens
Name:	Jeff A. Stevens
Title:	President and Chief Executive Officer of Northern Tier Energy GP LLC (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jeff A. Stevens	Director and Chief Executive Officer of Northern Tier Energy GP LLC (Principal Executive Officer)	March 1, 2017
Jeff A. Stevens

/s/ Karen B. Davis	Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017
Karen B. Davis

/s/ Paul L. Foster	Director and Chairman of Northern Tier Energy GP LLC	March 1, 2017
Paul L. Foster

/s/ Lowry Barfield	Director of Northern Tier Energy GP LLC	March 1, 2017
Lowry Barfield

/s/ Scott Weaver	Director of Northern Tier Energy GP LLC	March 1, 2017
Scott Weaver

NORTHERN TIER ENERGY LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors, General Partner and Unitholder of
Northern Tier Energy LP
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Northern Tier Energy LP and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Tier Energy LP and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 1, 2017

PART I
Item 1. Financial Statements and Supplementary Data.

NORTHERN TIER ENERGY LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29.5	$70.9
Accounts receivable, net	246.4	186.0
Inventories	333.7	241.2
Other current assets	23.3	21.3
Total current assets	632.9	519.4
NON-CURRENT ASSETS
Equity method investments	87.3	82.1
Property, plant and equipment, net	517.8	487.8
Intangible assets	33.8	33.8
Other assets	19.5	14.2
Total Assets	$1,291.3	$1,137.3
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$393.3	$301.4
Accrued liabilities	54.6	61.8
Total current liabilities	447.9	363.2
NON-CURRENT LIABILITIES
Long-term debt	344.0	342.0
Lease financing obligation	9.2	11.1
Other liabilities	28.6	27.9
Total liabilities	829.7	744.2
Commitments and contingencies	—	—
EQUITY
Partners' capital (92,947,533 and 92,833,486 units issued and outstanding at December 31, 2016 and 2015, respectively)	461.7	392.9
Accumulated other comprehensive income (loss)	(0.1)	0.2
Total equity	461.6	393.1
Total Liabilities and Equity	$1,291.3	$1,137.3
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in millions)

	For the year ended December 31,
	2016	2015	2014
REVENUE (a)	$2,888.6	$3,405.0	$5,556.0
COSTS, EXPENSES AND OTHER
Cost of sales (a)	2,311.6	2,613.5	4,835.9
Direct operating expenses	314.3	297.8	288.8
Turnaround and related expenses	45.8	10.6	14.9
Depreciation and amortization	46.5	44.0	41.9
Selling, general and administrative expenses	82.5	82.9	87.8
Reorganization and related costs	—	—	12.9
Merger-related expenses	4.7	2.5	—
Income from equity method investments	(21.9)	(14.8)	(2.2)
Other (income) loss, net	(0.5)	0.4	0.7
OPERATING INCOME	105.6	368.1	275.3
Interest expense, net	(24.8)	(28.7)	(26.6)
INCOME BEFORE INCOME TAXES	80.8	339.4	248.7
Income tax provision	(4.3)	(8.4)	(7.1)
NET INCOME	76.5	331.0	241.6
Other comprehensive income (loss), net of tax:
Post-employment benefit plans gain (loss)	(0.3)	3.4	(1.2)
COMPREHENSIVE INCOME	$76.2	$334.4	$240.4

SUPPLEMENTAL INFORMATION:
(a) Excise taxes included in revenue and cost of sales	$432.2	$402.9	$396.4
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76.5	$331.0	$241.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.5	44.0	41.9
Non-cash interest expense	2.0	2.0	2.8
Equity-based compensation expense	13.6	10.3	14.0
Deferred income tax (benefit) expense	(1.8)	2.8	2.6
Loss (gain) from the change in fair value of outstanding derivatives	(7.8)	4.7	2.8
Equity investment earnings, net of dividends	(5.3)	(1.7)	—
Change in lower of cost or market inventory adjustment	(92.7)	60.8	73.6
Changes in assets and liabilities, net:
Accounts receivable	(60.4)	48.9	6.0
Inventories	(0.4)	(49.9)	(152.3)
Other current assets	3.1	(7.3)	9.8
Accounts payable and accrued expenses	91.5	(39.2)	(28.5)
Other, net	(9.2)	0.7	5.3
Net cash provided by operating activities	55.6	407.1	219.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(127.9)	(71.8)	(44.8)
Increase in restricted cash	(195.0)	—	—
Decrease in restricted cash	195.0	—	—
Return of capital from investments	—	—	5.3
Net cash used in investing activities	(127.9)	(71.8)	(39.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured notes	—	—	79.2
Borrowings from revolving credit arrangement	412.5	—	30.0
Repayments of revolving credit arrangement	(412.5)	—	(30.0)
Proceeds from sale to entity under common control	195.0	—	—
Financing costs	—	—	(5.4)
Equity distributions	(164.1)	(352.3)	(251.8)
Net cash provided by (used in) financing activities	30.9	(352.3)	(178.0)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(41.4)	(17.0)	2.1
Cash and cash equivalents at beginning of period	70.9	87.9	85.8
Cash and cash equivalents at end of period	$29.5	$70.9	$87.9
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in millions, except unit and per unit data)

	Partners' Capital		Accumulated Other Comprehensive Income (Loss)
	Common Units	Value		Total
Balance at December 31, 2013	92,100,363	$403.1	$(2.0)	$401.1
Net income	—	241.6	—	241.6
Distributions to limited partners ($2.71 per unit)	—	(251.8)	—	(251.8)
Other comprehensive loss	—	—	(1.2)	(1.2)
Equity-based compensation, net of forfeitures	612,381	14.0	—	14.0
Balance at December 31, 2014	92,712,744	406.9	(3.2)	403.7
Net income	—	331.0	—	331.0
Distributions to limited partners ($3.80 per unit)	—	(355.3)	—	(355.3)
Other comprehensive income	—	—	3.4	3.4
Equity-based compensation, net of forfeitures	120,742	10.3	—	10.3
Balance at December 31, 2015	92,833,486	392.9	0.2	393.1
Net income	—	76.5	—	76.5
Distributions to limited partners ($1.74 per unit)	—	(163.6)	—	(163.6)
Asset sale to entity under common control	—	146.3	—	146.3
Other comprehensive loss	—	—	(0.3)	(0.3)
Equity-based compensation, net of forfeitures	114,047	12.5	—	12.5
Other	—	(2.9)	—	(2.9)
Balance at December 31, 2016	92,947,533	$461.7	$(0.1)	$461.6
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Northern Tier Energy LP ("NTE LP", "NTI", "Northern Tier" or the "Company") is a wholly-owned subsidiary of Western Refining, Inc. ("Western") operating as a downstream energy company with refining, retail and logistics operations that serve the Petroleum Administration for Defense District II ("PADD II") region of the United States. NTE LP holds 100% of the membership interest in Northern Tier Energy LLC ("NTE LLC").
NTE LP includes the operations of NTE LLC, St. Paul Park Refining Co. LLC ("SPPR"), Northern Tier Retail Holdings LLC ("NTRH") and Northern Tier Oil Transport LLC ("NTOT"). NTRH is the parent company of Northern Tier Retail LLC ("NTR") and Northern Tier Bakery LLC ("NTB"). NTR is the parent company of SuperAmerica Franchising LLC ("SAF"). NTRH has elected to be treated as a corporation for income tax purposes in order to preserve the limited partnership tax status of NTE LP. SPPR owns a 17% interest in MPL Investments Inc. ("MPLI"), a 17% interest in Minnesota Pipe Line Company, LLC (“MPL”) and a 1.0% interest in Western Refining Logistics, LP ("WNRL"). MPL Investments owns 100% of the preferred interest in MPL, which owns and operates a 465,000 barrel per day (“bpd”) crude oil pipeline in Minnesota (see Note 6). NTOT is a crude oil trucking business in North Dakota that collects crude oil directly from wellheads in the Bakken shale and transports it to regional pipeline and rail facilities.
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
Based upon the consideration elections made by NTI common unitholders, this cash and Western common stock was allocated among NTI common unitholders as follows:

•
NTI common unitholders who made a valid "Mixed Election" (as defined in the Merger Agreement), or who made no election, received $15.00 in cash and 0.2986 of a share of Western common stock for each such NTI common unit held.

•
NTI common unitholders who made a valid "Cash Election" (as defined in the Merger Agreement) received $15.357 in cash and 0.28896 of a share of Western common stock as prorated in accordance with the Merger Agreement for each such NTI common unit held.

•	NTI common unitholders who made a valid "Stock Election" (as defined in the Merger Agreement) received 0.7036 of a share of Western common stock for each such NTI common unit held.
On June 23, 2016, following the approval of the Merger by NTI common unitholders, all closing conditions to the Merger were satisfied, and the Merger was successfully completed. The transaction resulted in approximately 17.1 million additional shares of WNR common stock outstanding. Subsequent to this transaction, NTI continues to exist as a limited partnership and became an indirect wholly-owned subsidiary of Western (see Note 20).
Refining Business
As of December 31, 2016, the St. Paul Park refinery owned by SPPR, which is located in St. Paul Park, Minnesota, had total crude oil throughput capacity of 102,000 barrels per stream day. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold primarily in the Upper Great Plains of the United States.
On September 7, 2016, SPPR entered into a Contribution, Conveyance and Assumption Agreement (the "Contribution Agreement") by and among Western, SPPR, WNRL and Western Refining Logistics GP, LLC, the general partner of WNRL. Pursuant to the terms of the Contribution Agreement, SPPR sold certain tank, terminal, rack, transportation facilities and other logistics assets to WNRL in exchange for $195 million cash and 628,224 common units representing limited partner interests in WNRL. Concurrent with the Contribution Agreement, SPPR and WNRL entered into a terminalling, transportation and storage services agreement with an initial term of ten years whereby SPPR will pay fees to WNRL for storage, product throughput and blending services. See Note 3 for further discussion of this transaction.
Retail Business
As of December 31, 2016, NTR operated 170 convenience stores under the SuperAmerica brand and SAF supported 115 franchised stores which also utilize the SuperAmerica brand. These 285 SuperAmerica stores are primarily located in Minnesota and Wisconsin and sell gasoline, merchandise and, in some locations, diesel fuel. There is a wide range of merchandise sold at the stores including prepared foods, beverages and non-food items. The merchandise sold includes a significant number of proprietary items. NTB prepares and distributes food products under the SuperMom's brand primarily to SuperAmerica branded retail outlets.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information.
2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
Principles of Consolidation
NTE LP is a Delaware limited partnership which consolidates all accounts of NTE LLC and its subsidiaries, including SPPR, NTRH and NTOT. All intercompany accounts have been eliminated in these consolidated financial statements.
The Company’s common equity interests in MPL and WNRL are accounted for using the equity method of accounting. Although SPPR owns only 1.0% of WNRL's common equity, its indirect parent company, Western, owns 52.6%. Because of Western’s controlling influence over WNRL, the investment provides the Company significant influence over WNRL and the Company accounts for its ownership interest in WNRL under the equity method. Equity income from MPL and WNRL represent the Company’s proportionate share of net income available to common equity owners generated by MPL and WNRL. See Note 3 for further discussion of the Company's ownership interests in MPL and WNRL.
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
MPLI owns all of the preferred membership units of MPL. This investment in MPLI, which provides the Company no significant influence over MPLI, is accounted for as a cost method investment. The investment in MPLI is carried at a value of $6.8 million at both December 31, 2016 and 2015, and is included in other noncurrent assets within the consolidated balance sheets.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.
Operating Segments
The Company has two reportable operating segments; Refining and Retail (see Note 19 for further information on the Company’s operating segments). The Refining and Retail operating segments consist of the following:

•	Refining – operates the St. Paul Park, Minnesota refinery, NTOT and includes the Company's interest in MPL and MPLI, and

•
Retail – comprised 170 Company-operated convenience stores and 115 franchisee operated convenience stores as of December 31, 2016, primarily in Minnesota and Wisconsin. The retail segment also includes the operation of NTB.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.
Receivables and Allowance for Doubtful Accounts
Receivables of the Company primarily consist of customer accounts receivable. The accounts receivable are due from a diverse base including companies in the petroleum industry, airlines and governmental entities. The allowance for doubtful accounts is reviewed regularly for collectability. All customer receivables are recorded at the invoiced amounts and generally do not bear interest. When it becomes probable the receivable will not be collected, the balances for customer receivables are charged directly to bad debt expense. The allowance for doubtful accounts was zero at both December 31, 2016 and 2015.
Inventories
Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market ("LCM"). Cost is determined principally under the last-in, first-out ("LIFO") valuation method to reflect a better matching of costs and revenues for refining inventories. Costs include both direct and indirect expenditures incurred in bringing an item or product to its existing condition and location. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of sales in the period recorded. In subsequent periods, a new LCM determination is made based upon current circumstances relative to, and not to exceed, the original LCM reserve that was established in fourth quarter 2014. However, in no case would the LCM reserve be reversed beyond zero. The Company has LIFO pools for crude oil and other feedstocks and for refined products in its Refining segment and a LIFO pool for refined products inventory held by the retail stores in its Retail segment. Retail merchandise inventory is valued using the average cost method.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such assets or asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The amortization of capital lease assets is presented in depreciation and amortization.
When property, plant and equipment depreciated on an individual basis is sold or otherwise disposed of, any gains or losses are reported in the consolidated statements of operations and comprehensive income. Gains on the disposal of property, plant and equipment are recognized when earned, which is generally at the time of sale. If a loss on disposal is expected, such losses are generally recognized when the assets are classified as held for sale.
Expenditures for routine maintenance and repair costs are expensed when incurred. Refinery process units require periodic major maintenance and repairs that are commonly referred to as "turnarounds." Turnaround cycles vary from unit to unit but can be as short as one year for catalyst changes to as long as six years. Turnaround costs are expensed as incurred.
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
All derivative instruments, except for those that meet the normal purchases and normal sales exception, are recorded in the consolidated balance sheets at fair value and are classified depending on the maturity date of the underlying contracts. Changes in the fair value of the Company's contracts are accounted for by marking them to market and recognizing any resulting gains or losses in the consolidated statements of operations and comprehensive income. Gains and losses from derivative activity specific to managing price risk on inventory quantities both above and below target levels are included within cost of sales. Derivative gains and losses are reported as operating activities within the consolidated statements of cash flows.
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
Intangible Assets
Intangible assets primarily include a retail marketing trade name and franchise agreements. These assets have an indefinite life and therefore are not amortized, but rather are tested for impairment annually or when events or changes in circumstances indicate that the fair value of the intangible asset has been reduced below carrying value. If the estimated fair value is less than the carrying amount of the asset, an impairment loss is recognized based on the estimated fair value of the asset. Significant assumptions in determining the estimated fair value of the indefinite lived intangibles include projected store growth, estimated market royalty rates, market growth rates and the estimated discount rate.

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
Financing Costs
Financing origination fees on the Company's senior secured notes and ABL Facility are deferred and classified within long-term debt on the consolidated balance sheets. Additionally, financing origination fees on the Company's sales-leaseback transaction covering a majority of its retail stores were also deferred and are classified within other assets on the consolidated balance sheets. Amortization on these deferred costs are provided on a straight-line basis over the term of the agreement, which approximates the effective interest method.
Revenue Recognition
Revenues are recognized when products are shipped or services are provided to customers, title is transferred, the sales price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of discounts granted to customers. Shipping and other transportation costs billed to customers are presented on a gross basis in revenues and cost of sales.
Prior to October 1, 2014, the Company maintained a crude oil supply and logistics agreement with J.P. Morgan Commodities Canada Corporation ("JPM CCC") pursuant to which JPM CCC assisted the Company in the purchase of substantially all of its crude oil needs for the refinery. As discussed in Note 5, JPM CCC and the Company mutually agreed to terminate this agreement. In the fourth quarter of 2014, subsequent to the termination of this agreement, the Company significantly increased its crude procurement activities and related exchange and buy/sell activity to manage the volumes, grade, timing, and locations of such crude. Such activities are similar to the buy/sell crude oil transactions noted above and are recorded net in cost of sales.
Nonmonetary product exchanges and certain buy/sell crude oil transactions, which are entered into in contemplation one with another, are included on a net cost basis in cost of sales. The Company also enters into agreements to purchase and sell crude oil to third parties and certain of these activities are recorded on a gross basis.
Product Exchanges
The Company enters into exchange contracts whereby it agrees to deliver a particular quantity and quality of crude oil or refined products at a specified location and date to a particular counterparty and to receive from the same counterparty a particular quantity and quality of crude oil or refined products at a specified location on the same or another specified date. The exchange receipts and deliveries are nonmonetary transactions, with the exception of associated grade or location differentials that are settled in cash. These transactions are recorded net in cost of sales because they involve the exchange of inventories held in the ordinary course of business to facilitate sales to customers or delivery of feedstocks to our refinery. The exchange transactions are recognized at the carrying amount of the inventory transferred plus or minus any cash settlement due to grade or location differentials.
Cost of Sales
Cost of sales in the consolidated statements of operations and comprehensive income excludes depreciation and amortization of refinery assets and the direct labor and overhead costs related to the operation of the refinery. These costs are included in the consolidated statements of operations and comprehensive income in the depreciation and amortization and direct operating expenses line items, respectively.
Excise Taxes
The Company is required by various governmental authorities, including federal and state, to collect and remit taxes on certain products. Such taxes are presented on a gross basis in revenue and cost of sales in the consolidated statements of operations and comprehensive income. These taxes totaled $432.2 million, $402.9 million and $396.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Advertising
The Company expenses the costs of advertising as incurred. Advertising expense was $2.9 million, $2.9 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Asset Retirement Obligations
The fair value of asset retirement obligations is recognized in the period in which the obligations are incurred if a reasonable estimate of fair value can be made. Conditional asset retirement obligations for removal and disposal of fire-retardant material from certain refining assets have been recognized. The amounts recorded for such obligations are based on the most probable current cost projections. Asset retirement obligations have not been recognized for the removal of materials and equipment from or the closure of certain refinery, pipeline, terminal and retail marketing assets because the fair value cannot be reasonably estimated since the settlement dates of the obligations are indeterminable. Current inflation rates and credit-adjusted-risk-free interest rates are used to estimate the fair value of asset retirement obligations. Depreciation of capitalized asset retirement costs and accretion of asset retirement obligations are recorded over time. Depreciation is determined on a straight-line basis, while accretion escalates over the lives of the assets. See further information on our asset retirement obligations in Note 13.
Environmental Costs
Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve environmental safety or efficiency of the existing assets. The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of feasibility studies, investigations or the commitment to a formal plan of action. Environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible remediation and the timing of such remediation. Such estimates are subject to change due to many factors, including the identification of new sites requiring remediation, changes in environmental laws and regulations and their interpretation, additional information related to the extent and nature of remediation efforts and potential improvements in remediation technologies. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable. If recoveries of remediation costs from third parties are probable, a receivable is recorded and is discounted to net present value when the estimated amount is reasonably fixed and determinable.
Defined Benefit Plans
The Company has a cash balance plan and a retiree medical plan that are considered defined benefit plans. Expenses and liabilities related to defined benefit plans are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, and assumed discount rates and demographic data.
Cash balance and retiree medical plan expenses and liabilities are determined based on actuarial valuations. Inherent in these valuations are key assumptions including discount rates, future compensation increases, expected return on plan assets, health care cost trends, and demographic data. Changes in our actuarial assumptions are primarily influenced by factors outside of our control and could have a significant effect on our pension and retiree medical liabilities and costs. See further information on our plans in Note 15.
Equity-Based Compensation
The Company recognizes compensation expense for equity-based awards issued over the requisite service period. Equity-based compensation costs are measured at the date of grant, based on the fair value of the award. Prior to our Merger, the Company granted equity awards indexed to Northern Tier Energy, LP common units. Concurrent with the Merger, all unvested equity-based awards were converted to new awards indexed to Western Refining, Inc. common stock. Both prior to and subsequent to the Merger, the Company has awarded equity-based phantom awards which, at the discretion of the board of directors of our general partner, may be settled in either cash or common equity. All equity-based phantom awards that vested through December 31, 2016 have been settled in common equity. We anticipate that the remaining unvested phantom awards will also be satisfied with common equity and have therefore classified the accrual of the service cost as equity. However, if our general partner's board elects to settle the phantom awards with cash, it could cause us to remeasure the fair value of those awards resulting in an adjustment to earnings for the cumulative difference between the fair value at the date of grant and date of the remeasurement.
Comprehensive Income
The Company has unrecognized prior service cost related to both its defined benefit cash balance plan as of December 31, 2016, 2015 and 2014 and unrecognized actuarial losses and prior service cost related to its retiree medical plan as of December 31, 2016 and 2015 (see Note 15). The accumulated unrecognized income (loss) related to these plans amounted to $(0.1) million and $0.2 million as of December 31, 2016 and 2015, respectively. These gains/(losses) of $(0.3) million, $3.4 million and $(1.2) million were recognized directly to equity as an element of other comprehensive income (loss) in the years ended December 31, 2016, 2015 and 2014, respectively.
Concentrations of Risk
The Company is exposed to credit risk in the event of nonpayment by customers. The creditworthiness of customers is subject to continuing review. No single non-related party customer accounts for more than 10% of annual revenues.
Crude oil is the principal raw material for the Company and the majority of the crude oil processed is delivered to the refinery through a pipeline that is owned by MPL, a related party. A prolonged disruption of that pipeline's operations would materially impact the Company's ability to economically obtain raw materials.
The Company is exposed to concentrated geographical risk as most of its operations are conducted in the Upper Great Plains of the United States.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 "Leases," which replaces the existing guidance in Accounting Standards Codification ("ASC") 840. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The guidance requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.
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
In March 2016, the FASB issued ASU No. 2016-06 "Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments" which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the "clearly and closely" criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted subject to certain requirements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
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
The Company has been evaluating and continues to evaluate the provisions of this standard and its impact on its business processes, business and accounting systems, and financial statements and related disclosures. A multi-disciplined implementation team has gained an understanding of the standard’s revenue recognition model, is reviewing and documenting the Company's contracts, and is analyzing whether enhancements are needed to its business and accounting systems. The Company currently plans on adopting this standard on January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows (Topic 230)," which provides guidance on presentation in the statement of cash flows for cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents in order to address diversity in practice among entities. The Update would result in presentation of restricted cash as a component of beginning-of-the-period and end-of-the-period cash and cash equivalents within the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted subject to certain requirements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.
3. RELATED PARTY TRANSACTIONS
As of December 31, 2016, Western indirectly owns 100% of both Northern Tier Energy GP LLC ("NTE GP") and NTE LP. On December 21, 2015, Western and NTE LP announced that they had entered into the Merger Agreement with MergerCo and NTE GP whereby Western would acquire all of NTE LP's outstanding common units not already owned by Western (see Note 20). The transaction closed on June 23, 2016 (see Note 20).
On September 15, 2016, Western executed the Contribution Agreement by and among Western, SPPR, WNRL and Western Refining Logistics GP, LLC, the general partner of WNRL. Pursuant to the terms of the Contribution Agreement, SPPR has agreed to sell to WNRL approximately four million barrels of refined product and crude oil storage tanks, a light products terminal, a heavy products loading rack, certain rail and barge facilities, certain other related logistics assets, and two crude oil pipeline segments and one pipeline segment not currently in service, each of which is approximately 2.5 miles and extends from SPPR's refinery in St. Paul Park, Minnesota to SPPR's tank farm in Cottage Grove, Minnesota, in exchange for $195 million in cash and 628,224 of common units representing limited partner interests in WNRL. The Company's book value on the date of sale of the property, plant and equipment, certain assets under construction and additive inventory used in the terminal operations amounted to $48.7 million. The proceeds from this transaction, reduced by the book value of the assets sold was $146.3 million. The Company treated the transaction as a transfer of assets between entities under common control and, as such, accounted for the transfer at the historical book value of the assets as required by GAAP. We recognized the difference between the proceeds and the book value of the assets as an increase in equity.
In connection with the closing of the Contribution Agreement, SPPR entered into a terminalling, transportation and storage services agreement (the "Terminalling Agreement") with Western Refining Terminals, LLC ("WRT"), an indirect, wholly-owned subsidiary of WNRL. Pursuant to the Terminalling Agreement, WRT has agreed to provide product storage services, product throughput services and product additive and blending services at the terminal facilities located at or near SPPR's refinery in St. Paul Park, Minnesota. In exchange for such services, SPPR has agreed to certain minimum volume commitments and to pay certain fees. The Terminalling Agreement will have an initial term of ten years, which may be extended for up to two renewal terms of five years each upon the mutual agreement of the parties.
The Company has engaged in several types of transactions with Western and its subsidiaries including crude and feedstock purchases, asphalt purchases, finished product purchases, railcar leases and tank and terminal service fee. Additionally, the Company is party to a shared services agreement with Western and WNRL whereby the Company both receives and provides administrative support services. The shared services agreement was entered into with Western as of September 1, 2014, and was approved by the Conflicts Committee of the board of directors of NTE GP. On May 4, 2015, WNRL joined as a party to this agreement. The services covered by the shared services agreement include assistance with treasury, risk management and commercial operations, environmental compliance, information technology support, internal audit and legal.
MPL is also a related party of the Company. Prior to September 30, 2014, the Company had a crude oil supply and logistics agreement with a third party and therefore had no direct supply transactions with MPL prior to that date. Beginning on September 30, 2014, the Company began paying MPL for transportation services at published tariff rates. Additionally, the Company owns a 17% interest in MPL (see Note 6) and generally receives quarterly cash distributions related to this investment. The Company's Chief Executive Officer is a member of MPL's board of managers.

In addition to the Contribution Agreement, the Company engaged in the following related party transactions with unconsolidated affiliates for the years ended December 31, 2016, 2015 and 2014:

		For the year ended December 31,
(in millions)	Location in Statement of Operations and Comprehensive Income	2016	2015	2014
Western Refining:
Asphalt sales	Revenue	$32.0	$46.6	$19.0
Feedstock sales	Revenue	—	0.6	—
Railcar rental	Revenue	0.2	0.2	0.1
Crude and feedstock purchases	Cost of sales	—	—	6.3
Refined product purchases	Cost of sales	—	1.5	—
Shared services purchases	Selling, general and administrative expenses	0.6	3.6	1.1
Western Refining Logistics:
Tank and terminal service fees	Cost of sales	13.6	—	—
Shared services purchases	Selling, general and administrative expenses	0.4	—	—
Minnesota Pipe Line Company:
Pipeline transportation purchases	Cost of sales	52.2	55.4	12.6
The Company had the following outstanding receivables and payables with non-consolidated related parties at December 31, 2016 and December 31, 2015:

(in millions)	Balance Sheet Location	December 31, 2016	December 31, 2015
Net receivable (payable) with related party:
Western Refining, Inc.	Accounts receivable, net	$3.7	$2.8
Western Refining Logistics, LP	Accounts payable	(2.0)	—
Minnesota Pipe Line Company	Accounts payable	(1.5)	(2.7)
4. INCOME TAXES
NTE LP is treated as a partnership for federal and state income tax purposes. However, NTRH, the parent company of NTR and NTB, is taxed as a corporation for federal and state income tax purposes. No provision for income tax is calculated on the earnings of the Company or its subsidiaries, other than NTRH, as these entities are pass-through entities for tax purposes.
On July 31, 2012, NTRH was established as the parent company of NTR and NTB. NTRH elected to be taxed as a corporation for federal and state income tax purposes effective August 1, 2012. Prior to that, no provision for income tax was calculated on earnings of the Company or its subsidiaries as all entities were non-taxable.

	Year Ended December 31,
(in millions)	2016	2015	2014
Current tax expense	$2.5	$5.6	$4.5
Deferred tax expense	$1.8	$2.8	$2.6
Income tax provision	$4.3	$8.4	$7.1
The Company's effective tax rate for the years ended December 31, 2016, 2015 and 2014 was 5.3%, 2.5% and 2.9%, respectively, as compared to the Company's consolidated federal and state expected statutory tax rate of 40.4%, 41.4% and 40.4% for the years ended December 31, 2016, 2015 and 2014, respectively. The Company's effective tax rate was lower than the statutory rate for the years ended December 31, 2016, 2015 and 2014 primarily due to the fact that only the retail operations of the Company are taxable entities.

The following is a reconciliation of income tax expense to income taxes computed by applying the applicable statutory federal income tax rate of 34% for 2016 and 35% for 2015 and 2014 to income before income taxes for the applicable periods:

	Year Ended December 31,
(in millions)	2016	2015	2014
Federal statutory rate applied to income before taxes	$27.5	$118.8	$87.0
Taxes on earnings attributable to flow-through entities	(24.2)	(112.4)	(81.0)
State and local income taxes, net of federal income tax effects	0.6	1.2	1.0
Work opportunity tax credit	(0.2)	(0.4)	(0.3)
Other, net	0.6	1.2	0.4
Income tax provision	$4.3	$8.4	$7.1
As a result of the Company's analysis, management has determined that the Company does not have any material uncertain tax positions. As of December 31, 2016 and 2015, the Company had no deferred tax assets arising from net operating losses. The Company is subject to U.S. federal and state income tax examinations for periods subsequent to 2012. The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense.
The net deferred tax assets (liabilities) as of December 31, 2016 and 2015 consisted of the following components:

	December 31,
(in millions)	2016	2015
Deferred tax assets:
Lease financing obligations	$2.3	$2.2
Customer loyalty accrual	0.6	0.4
Annual bonus	0.4	0.5
UNICAP	0.6	0.2
Other	0.1	0.3
Deferred tax assets	4.0	3.6

Deferred tax liabilities:
Accelerated depreciation	(5.2)	(6.3)
Intangible assets	(12.1)	(12.0)
LIFO	(0.7)	(1.1)
Other	(0.3)	(0.3)
Deferred tax liabilities	(18.3)	(19.7)
Total deferred taxes, net	$(14.3)	$(16.1)
The net deferred tax assets (liabilities) are included in the December 31, 2016 and 2015 balance sheets as components of other liabilities.
5. INVENTORIES

	December 31,
(in millions)	2016	2015
Crude oil and refinery feedstocks	$174.3	$171.8
Refined products	160.2	162.0
Merchandise	22.1	22.8
Supplies and sundry items	18.8	19.0
	375.4	375.6
Lower of cost or market inventory reserve	(41.7)	(134.4)
Total	$333.7	$241.2

Inventories accounted for under the LIFO method comprised 89% of the total inventory value at both December 31, 2016 and 2015, prior to the application of the lower of cost or market reserve.
In order to state the Company's inventories at market values that were lower than its LIFO costs, the Company reduced the carrying values of its inventory through LCM reserves of $41.7 million and $134.4 million at December 31, 2016 and 2015, respectively.
6. EQUITY METHOD INVESTMENT
The Company has a 17% common equity interest in MPL. Additionally, in the third quarter of 2016, the Company received a 1.0% common equity interest in WNRL in connection with the Contribution Agreement (see Note 3), which was recorded at its historical cost given the transaction was treated as a transfer of assets under common control. The carrying value of these equity method investments was $87.3 million and $82.1 million at December 31, 2016 and 2015, respectively. The quoted market value of the Company's investment in WNRL at December 31, 2016 was $13.4 million.
Summarized financial information for MPL is as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Revenues	$215.6	$206.2	$184.7
Operating costs and expenses	57.5	88.9	141.3
Income from operations	158.1	117.3	43.4
Net income	137.5	96.5	22.8
Net income available to MPL common members	127.8	86.8	13.1

	December 31,
(in millions)	2016	2015
Balance sheet data:
Current assets	$14.8	$24.0
Noncurrent assets	492.0	441.8
Total assets	$506.8	$465.8

Current liabilities	$26.8	$17.7
Noncurrent liabilities	—	—
Total liabilities	26.8	17.7
Members capital	$480.0	$448.1
As of December 31, 2016 and 2015, the carrying amount of the equity method investment in MPL was $5.7 million and $5.9 million higher, respectively, than the underlying net assets of the investee. The Company is amortizing this difference over the remaining life of MPL's primary asset (the fixed asset life of the pipeline).
The Company recorded $16.6 million, $13.1 million and $7.5 million in distributions for the years ended December 31, 2016, 2015 and 2014, respectively. Equity income from the Company's equity method investments was $21.9 million, $14.8 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7. PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment ("PP&E") consisted of the following:

	Estimated	December 31,
(in millions)	Useful Lives	2016	2015
Land		$7.7	$9.0
Retail stores and equipment	2 - 22 years	80.5	72.3
Refinery and equipment	5 - 24 years	487.0	457.2
Buildings and building improvements	25 years	18.7	11.7
Software	5 years	18.9	18.9
Vehicles	5 years	3.2	5.6
Other equipment	2 - 7 years	10.8	10.4
Precious metals		10.4	10.2
Assets under construction		78.6	73.3
		715.8	668.6
Less: Accumulated depreciation		(198.0)	(180.8)
Property, plant and equipment, net		$517.8	$487.8
PP&E includes gross assets acquired under capital leases of $10.8 million and $13.3 million at December 31, 2016 and 2015, respectively, with related accumulated depreciation of $2.3 million and $2.0 million, respectively. The Company had depreciation expense related to capitalized software of $2.9 million, $3.7 million and $3.7 million for years ended December 31, 2016, 2015 and 2014, respectively. The Company capitalized interest expense related to capital projects within the refining segment of $6.4 million, $1.4 million and zero for the years ended December 31, 2016, 2015 and 2014, respectively.
8. INTANGIBLE ASSETS
Intangible assets are comprised of franchise rights and trade names amounting to $33.8 million at both December 31, 2016 and 2015. At both December 31, 2016 and 2015, the franchise rights and trade name intangible asset values were $12.4 million and $21.4 million, respectively. These assets have an indefinite life and are not amortized, but rather are tested for impairment annually or when events or changes in circumstances indicate that the fair value of the intangible asset has been reduced below carrying value. Based on the testing performed as of June 30, 2016, the Company noted no indications of impairment.
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
The Company recognizes all derivative instruments, except for those that qualify for the normal purchase and normal sales exception, as either assets or liabilities at fair value on the consolidated balance sheets and any related net gain or loss is recorded as a gain or loss in the consolidated statements of operations and comprehensive income. Observable quoted prices for similar assets or liabilities in active markets (Level 2 as described in Note 12) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end.
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
At December 31, 2016 and 2015, the Company had open commodity derivative instruments as follows:

	December 31, 2016	December 31, 2015
Crude oil and refined products (thousands of barrels):
Futures - long	30	90
Futures - short	1,270	933
Swaps - long	1,073	5,155
Swaps - short	530	525
Forwards - long	4,382	4,445
Forwards - short	3,101	2,572
Natural gas (thousands of MMBTUs):
Swaps	1,169	1,554
The information below presents the notional volume of outstanding contracts by type of instrument and year of maturity at December 31, 2016:

Notional Contract Volumes by Year of Maturity
2017
Crude oil and refined products (thousands of barrels):
Futures - long	30
Futures - short	1,270
Swaps - long	1,073
Swaps - short	530
Forwards - long	4,382
Forwards - short	3,101
Natural gas (thousands of MMBTUs):
Swaps	1,169
Fair Value of Derivative Instruments
The following tables provide information about the fair values of the Company's derivative instruments as of December 31, 2016 and December 31, 2015 and the line items in the consolidated balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of derivative instruments.
The Company is required to post margin collateral with a counterparty in support of our hedging activities. Funds posted as collateral were $7.6 million and $6.0 million as of December 31, 2016 and December 31, 2015, respectively. The margin collateral posted is required by counterparties and cannot be offset against the fair value of open contracts except in the event of default. The Company nets fair value amounts recognized for multiple similar derivative contracts executed with the same counterparty under master netting arrangements, including cash collateral assets and obligations. The tables below, however, are presented on a gross asset and gross liability basis.

		December 31, 2016
(in millions)	Balance Sheet Location	Assets	Liabilities
Commodity instruments:
Swaps	Other current assets	$1.1	$—
Swaps	Accrued liabilities	0.1	0.4
Futures	Accrued liabilities	0.2	1.2
Forwards	Other current assets	5.2	—
Forwards	Accrued liabilities	—	4.7
Total		$6.6	$6.3

		December 31, 2015
(in millions)	Balance Sheet Location	Assets	Liabilities
Commodity instruments:
Swaps	Accrued liabilities	$—	$7.9
Futures	Other current assets	0.4	—
Forwards	Other current assets	1.5	—
Forwards	Accrued liabilities	—	1.5
Total		$1.9	$9.4
Effect of Derivative Instruments on Income
All derivative contracts are marked to market at period end and the resulting gains and losses are recognized in earnings. The following tables provide information about the gain or loss recognized in income on the Company's derivative instruments and the line items in the financial statements in which such gains and losses are reflected.
Recognized gains and losses on derivatives were as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Gain (loss) on the change in fair value of outstanding derivatives	$7.8	$(4.7)	$(2.8)
Settled derivative gains (losses)	(19.8)	1.5	12.4
Total recognized gain (loss)	$(12.0)	$(3.2)	$9.6

Gain (loss) recognized in cost of sales	$(13.3)	$(0.5)	$9.6
Gain (loss) recognized in operating expenses	1.3	(2.7)	—
Total recognized net gain (loss) on derivatives	$(12.0)	$(3.2)	$9.6
Market and Counterparty Risk
The Company is exposed to credit risk in the event of nonperformance by counterparties on its risk mitigating arrangements. The counterparties are large financial institutions with long-term credit ratings of at least A by Standard and Poor's and A2 by Moody's. In the event of default, the Company may be subject to losses on a derivative instrument's mark-to-market gains. The Company does not expect nonperformance of the counterparties involved in its risk mitigation arrangements.
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
The ABL Facility is guaranteed, on a joint and several basis, by NTE LLC and its subsidiaries and will be guaranteed by any newly acquired or formed subsidiaries, subject to certain limited exceptions. The ABL Facility and such guarantees are secured on a first priority basis by substantially all of NTE LLC's and such subsidiaries' cash and cash equivalents, accounts receivable and inventory and on a second priority basis by NTE LLC's and such subsidiaries' fixed assets (other than real property).
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
Borrowing availability under the ABL Facility is tied to a borrowing base dependent upon the amount of eligible accounts receivable and inventory. As of December 31, 2016, the borrowing base under the ABL Facility was $285.5 million and availability under the ABL Facility was $214.9 million. This availability is net of $70.6 million in outstanding letters of credit. The borrowers under the ABL Facility had no borrowings outstanding under the ABL Facility at December 31, 2016.
2020 Secured Notes
As of December 31, 2016 and 2015, the Company had $350.0 million of outstanding aggregate principal of our 7.125% senior secured notes due 2020 (the "2020 Secured Notes'). On September 29, 2014, the Company issued an additional $75.0 million of the 2020 Secured Notes at 105.75% of par for gross proceeds of $79.2 million. This offering was issued under the same indenture and associated terms as the existing 2020 Secured Notes. The issuance premium of $4.2 million and financing costs of $2.5 million associated with this offering are both being amortized to Interest expense, net over the remaining term of the notes.
The 2020 Secured Notes are guaranteed, jointly and severally, on a senior secured basis by all of the Company's existing and future 100% direct and indirect subsidiaries on a full and unconditional basis; however, there are certain obligations not guaranteed on a full and unconditional basis as a result of subsidiaries being released as guarantors. A subsidiary guarantee can be released under customary circumstances, including (a) the sale of the subsidiary, (b) the subsidiary being declared "unrestricted," (c) the legal or covenant defeasance or satisfaction and discharge of the indenture, or (d) liquidation or dissolution of the subsidiary. Separate condensed consolidated financial information is not included as the guarantor company, NTE LP, does not have independent assets or operations. The 2020 Secured Notes and the subsidiary note guarantees are secured on a pari passu basis with certain hedging agreements by a first-priority security interest in substantially all present and hereinafter acquired tangible and intangible assets of NTE LLC and each of the subsidiary guarantors and by a second-priority security interest in the inventory, accounts receivable, investment property, general intangibles, deposit accounts and cash and cash equivalents collateralized by a $500 million secured asset-based ABL Facility with a maturity date of September 29, 2019. Additionally, the 2020 Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by NTE LP. NTE LP's creditors have no recourse to the assets of Western and its subsidiaries. Western's creditors have no recourse to the assets of NTE LP and its subsidiaries. The Company is required to make interest payments on May 15 and November 15 of each year, which commenced on May 15, 2013. There are no scheduled principal payments required prior to the 2020 Secured Notes maturing on November 15, 2020. The outstanding $350.0 million in 2020 Secured Notes are registered with SEC through two separate registrations occurring in October 2013 and January 2015.
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
The 2020 Secured Notes contain certain covenants that, among other things, limit the ability, subject to certain exceptions, of the Company to incur additional debt or issue preferred equity interests, to purchase, redeem or otherwise acquire or retire its equity interests, to make certain investments, loans and advances, to sell, lease or transfer any of its property or assets, to merge, consolidate, lease or sell substantially all of the Company's assets, to suffer a change of control or to enter into new lines of business. Following the Company's sale of its terminal and tank assets to WNRL in September 2016 (see Note 3), the Company commenced a tender offer in October 2016 to all holders of the 2020 Secured Notes. This tender offer allowed noteholders to require the Company to purchase outstanding notes at par plus accrued interest. Notes totaling $0.02 million were tendered for redemption.

11. EQUITY
Western indirectly owns 100% of Northern Tier Energy GP LLC and 100% of the limited partnership interest in NTE LP.
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
Based upon the consideration elections made by NTI common unitholders, this cash and Western common stock was allocated among NTI common unitholders as follows:

•
NTI common unitholders who made a valid "Mixed Election" (as defined in the Merger Agreement), or who made no election, received $15.00 in cash and 0.2986 of a share of Western common stock for each such NTI common unit held.

•
NTI common unitholders who made a valid "Cash Election" (as defined in the Merger Agreement) received $15.357 in cash and 0.28896 of a share of Western common stock as prorated in accordance with the Merger Agreement for each such NTI common unit held.

•	NTI common unitholders who made a valid "Stock Election" (as defined in the Merger Agreement) received 0.7036 of a share of Western common stock for each such NTI common unit held.
On June 23, 2016, following the approval of the Merger by NTI common unitholders, all closing conditions to the Merger were satisfied, and the Merger was successfully completed. The transaction resulted in approximately 17.1 million additional shares of WNR common stock outstanding. Subsequent to this transaction, NTI continues to exist as a limited partnership and became an indirect wholly-owned subsidiary of Western (see Note 20).
Distribution Policy
Prior to our merger with Western, the Company generally made distributions, if any, within 60 days after the end of each quarter to unitholders of record as of the applicable record date. The board of directors of the Company's general partner adopted a policy pursuant to which distributions for each quarter, if any, would equal the amount of available cash the Company generates in such quarter. Distributions on the Company's units were in cash. Available cash for each quarter, if any, was determined by the board of directors of the Company's general partner following the end of such quarter. Distributions were expected to be based on the amount of available cash generated in such quarter. Available cash for each quarter was generally equal the Company's cash flow from operations for the quarter, excluding working capital changes, less cash required for maintenance and regulatory capital expenditures, reimbursement of expenses incurred by the Company's general partner and its affiliates, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deemed necessary or appropriate, including reserves for turnaround and related expenses, working capital, and organic growth projects. Pursuant to the terms of the Merger Agreement, the Company declared and paid a prorated quarterly distribution for the period April 1, 2016, to June 13, 2016, which was paid on June 23, 2016, to unitholders of record as of immediately prior to the Effective Time of the Merger (as defined in the Merger Agreement).

The following table details the quarterly distributions paid to common unitholders (in millions, except per unit amounts):

Date Declared	Date Paid	Common Units and equivalents at record date (in millions)	Distribution per common unit and equivalent	Total Distribution (in millions)
2014 Distributions:
February 7, 2014	February 28, 2014	92.7	$0.41	$38.0
May 6, 2014	May 30, 2014	93.0	$0.77	71.6
August 5, 2014	August 29, 2014	93.0	$0.53	49.3
November 4, 2014	November 25, 2014	93.1	$1.00	92.9
Total distributions paid during 2014			$2.71	$251.8
2015 Distributions:
February 5, 2015	February 27, 2015	93.7	$0.49	$45.9
May 5, 2015	May 29, 2015	93.7	$1.08	100.8
August 4, 2015	August 28, 2015	93.7	$1.19	111.3
November 3, 2015	November 25, 2015	93.7	$1.04	97.3
Total distributions paid during 2015			$3.80	$355.3
2016 Distributions:
February 3, 2016	February 19, 2016	94.2	$0.38	$36.0
June 13, 2016	June 23, 2016	93.0	$0.18	$16.7
Total distributions paid prior to our merger			$0.56	$52.7
Subsequent to our merger with Western, we declared a distribution for $110.0 million which was paid in the fourth quarter 2016.
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
The Company's current asset and liability accounts contain certain financial instruments, the most significant of which are trade accounts receivables and trade payables. The Company believes the carrying values of its current assets and liabilities approximate fair value. The Company's fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments, the Company's historical incurrence of insignificant bad debt expense and the Company's expectation of future insignificant bad debt expense, which includes an evaluation of counterparty credit risk.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2016 and 2015:

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$29.5	$29.5	$—	$—
Other current assets
Derivative asset - current	6.3	—	6.3	—
	$35.8	$29.5	$6.3	$—

LIABILITIES
Accrued liabilities
Derivative liability - current	$6.0	$—	$6.0	$—
	$6.0	$—	$6.0	$—

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$70.9	$70.9	$—	$—
Other current assets
Derivative asset - current	1.9	—	1.9	—
	$72.8	$70.9	$1.9	$—

LIABILITIES
Accrued liabilities
Derivative liability - current	$9.4	$—	$9.4	$—
	$9.4	$—	$9.4	$—
As of December 31, 2016 and 2015, the Company had no Level 3 fair value assets or liabilities.
The Company's policy is to recognize transfers in and transfers out as of the actual date of the event or of the change in circumstances that caused the transfer. For the years ended December 31, 2016 and 2015, there were no transfers in or out of Levels 1, 2 or 3.
Assets not recorded at fair value on a recurring basis, such as property, plant and equipment, intangible assets and cost method investments, are recognized at fair value when they are impaired. During the years ended December 31, 2016, 2015 and 2014 there were no impairments of such assets.
The carrying value of debt, which is reported on the Company's consolidated balance sheets, reflects the cash proceeds received upon issuance, net of subsequent repayments. The fair value of the 2020 Secured Notes disclosed below was determined based on quoted prices in active markets (Level 1).

	December 31, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Secured Notes	$350.0	$363.5	$350.0	$360.5
13. ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in asset retirement obligations:

	Year Ended December 31,
(in millions)	2016	2015	2014
Asset retirement obligation balance at beginning of period	$2.4	$2.4	$2.2
Costs incurred to remediate	(0.2)	(0.3)	—
Accretion expense	0.2	0.3	0.2
Asset retirement obligation balance at end of period	$2.4	$2.4	$2.4
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
The Company recognized equity-based compensation expense of $13.6 million, $10.3 million and $14.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to these plans. This expense is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
AMENDED LTIP
Approximately 0.3 million Western common share equivalents are reserved for issuance under the Amended LTIP as of December 31, 2016. The Amended LTIP permits the award of stock options, restricted stocks, phantom stocks, dividend equivalent rights, stock appreciation rights and other awards that derive their value from the market price of Western’s common stock. As of December 31, 2016, approximately 0.7 million shares of equity denominated awards and approximately $9.0 million in cash denominated awards were outstanding under the Amended LTIP. The Company recognized the expense on all LTIP awards ratably from the grant date until all units vested. Service-based awards generally vested ratably over a three-year period beginning on the award's first anniversary date and performance-based awards generally vested following the end of the measurement period which, for the performance-based phantom awards, had traditionally been three years after the commencement of the measurement period. Compensation expense related to service-based phantom awards was based on the grant date fair value as determined by the closing market price on the grant date, reduced by the fair value of estimated forfeitures. Compensation expense related to performance-based phantom awards was based on the grant date fair value as determined by either the closing price on the grant date and management's estimates on the number of units that ultimately vested in the case of awards with company performance based criteria or by third-party valuation experts in the case of awards with market based criteria. For awards to employees, the Company estimates a forfeiture rate which is subject to revision depending on the actual forfeiture experience.
As of December 31, 2016 and 2015, the total unrecognized compensation cost for stock and cash awards under the Amended LTIP was $8.6 million and $16.1 million, respectively.
Restricted Common Units
Legacy NTI Service-based Restricted Common Unit Awards
As of December 31, 2016, the Company had no restricted common units outstanding as all restricted common units were exchanged upon the Merger with Western. As a replacement for these awards, for every one unvested outstanding restricted common unit, 1.0323 shares of Western phantom stock were issued to the participant with all vesting dates remaining unchanged.

A summary of the service-based restricted common unit activity is set forth below:

	Number of	Weighted	Weighted Average Term
	restricted common units	Average Grant	Until Maturity
	(in thousands)	Date Price	(years)
Nonvested at December 31, 2014	396.2	$24.73	1.3
Awarded	1.0	24.90	2.0
Vested	(205.7)	24.71	—
Nonvested at December 31, 2015	191.5	24.75	1.0
Forfeited	(12.3)	25.57	—
Vested	(34.5)	26.83	—
Exchanged due to merger	(144.7)	24.18	0.5
Nonvested at December 31, 2016	—	—	—
Phantom Common Units
Legacy NTI Service-based Restricted Common Unit Awards
As of December 31, 2016, the Company had no service-based phantom common units outstanding as all service-based phantom common units were exchanged in accordance with the Merger. For every one unvested service-based phantom common units outstanding, 1.0323 shares of Western phantom stock were issued to the participant with all vesting dates remaining unchanged.
A summary of the service-based phantom common unit activity is set forth below:

	Number of phantom common units			Weighted	Weighted
	(in thousands)			Average Grant	Average Term
	Service-Based	Performance-Based	Total	Date Value	Until Maturity
Nonvested at December 31, 2014	337.7	—	337.7	$26.99	2.0
Awarded	447.9	182.4	630.3	23.37	1.9
Incremental performance units	—	80.4	80.4	23.06	1.7
Forfeited	(91.3)	(2.1)	(93.4)	26.22	—
Vested	(112.4)	—	(112.4)	27.02	—
Nonvested at December 31, 2015	581.9	260.7	842.6	24.00	1.5
Awarded	381.0	163.6	544.6	25.87	2.5
Incremental performance units	—	231.8	231.8	27.82	2.0
Forfeited	(16.5)	(19.1)	(35.6)	25.36	—
Vested	(269.2)	(1.8)	(271.0)	24.10	—
Exchanged due to merger	(677.2)	(635.2)	(1,312.4)	25.45	2.0
Nonvested at December 31, 2016	—	—	—	—	—
Western Service-based Phantom Stock Awards
As a result of the Merger, both the previously outstanding service-based restricted and phantom common unit awards were exchanged with 0.8 million service based awards of Western phantom stock. Upon vesting, Western may settle these awards in common stock, cash or a combination of both, in the discretion of the board of directors of Western or its applicable committee. The new Western phantom stock awards participate in dividends on an equal basis with Western's common shareholders. However, dividends for phantom stock awards are paid in cash only upon vesting. In the event that unvested phantom stock awards are forfeited or canceled, any unpaid dividends on the underlying awards are also forfeited by the grantee. For phantom stock awards outstanding at December 31, 2016, the forfeiture rates ranged from zero to 30%, depending on the employee pay grade classification.
Legacy NTI Performance-based Phantom Common Awards
As of December 31, 2016, the Company had no performance-based phantom common units outstanding as all performance-based phantom common units were exchanged in accordance with the Merger. Western issued (a) fixed-value cash denominated awards for the pre-merger time period pertaining to the legacy NTI performance-based phantom common unit awards based upon the performance multiples achieved through March 31, 2016 (the most recently completed quarter prior to the Merger date) and (b) variable-value cash denominated awards for the post-merger time period pertaining to the legacy NTI performance-based phantom common unit awards. Both the fixed value and variable value awards were converted to cash denominated awards at a rate of $21.1049 in cash for every one unvested outstanding performance-based phantom common unit prior to the Merger.
Pre-Merger Period Service-Based Cash Denominated Awards
As of December 31, 2016, Western had $4.4 million in unvested fixed value, cash denominated awards applicable to the Company's pre-merger period ("Legacy Performance Awards"). The vesting dates of the Legacy Performance Awards remained unchanged and are now subject only to service conditions. These awards have a weighted average term until maturity of 1.0 years. The related expense is amortized over the remaining service period using the straight-line method and recognized in selling, general and administrative expenses. In the event that unvested Legacy Performance Awards are forfeited or canceled, all dividend rights associated with the grant are also forfeited by the grantee. The forfeiture rates on the Legacy Performance Awards range from 5% to 20%, depending on the employee's pay grade classification.
Post-Merger Period Performance-Based Cash Denominated Awards
As of December 31, 2016, the Western had $4.6 million in unvested variable value, cash denominated awards applicable to the Company's post-merger period (the "Performance Cash Award"). Assuming a threshold EBITDA is achieved and the participant meets the service conditions throughout the vesting term, participants are entitled to a payout under the Performance Cash Award based on the Company’s achievement of two criteria compared to the performance peer group selected by the compensation committee of Western's board of directors over the performance period: (a) return on capital employed, referred to as a performance condition, and (b) total shareholder return, referred to as a market condition. The average of these two conditions is then multiplied by a third condition relating to Western's average safety rate over the performance period relative to the comparable average safety rate of the refining industry as published by the Bureau of Labor Statistics, and can range between 85% for relatively poor safety performance to 115% for relatively superior safety performance.
The Company accounts for the performance and market conditions in each Performance Cash Award as separate liability awards and remeasures the expected liability each period.
15. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsors one qualified defined contribution plan for eligible employees. Eligibility is based upon a minimum age requirement and a minimum level of service. Participants may make contributions of a percentage of their annual compensation subject to Internal Revenue Service limits. In 2016, the Company provides a non-matching contribution of 3.0% of eligible compensation and a matching contribution at the rate of 100% of a participant's contribution up to 6.0%. Total Company contributions to the Retirement Savings Plans were $7.5 million, $7.4 million and $7.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Cash Balance Plan
The Company sponsors a defined benefit cash balance pension plan (the "Cash Balance Plan") for eligible employees. In the fourth quarter 2016, the Company curtailed this benefit effective January 1, 2017 whereby the Company will no longer credit employees for service or interest related to service years after 2016. The Company will continue to sponsor the plan until all benefit obligations are exhausted. Prior to this change, Company contributions made to the cash account of the participants were equal to 5.0% of eligible compensation. Participants' cash accounts also received interest credits each year based upon the average thirty-year United States Treasury bond rate published in September preceding the respective plan year. Participants become fully-vested in their accounts after three years of service.

Funded Status and Net Period Benefit Costs
The changes to the benefit obligation, fair value of plan assets and funded status of the Cash Balance Plan for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Cash Balance Plan
	Year Ended December 31,
(in millions)	2016	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$8.9	$7.0	$4.6
Service cost	2.2	2.3	2.1
Interest cost	0.5	0.4	0.3
Actuarial loss (gain)	0.5	(0.2)	0.6
Curtailments	(0.1)	—	—
Benefits paid	(0.7)	(0.6)	(0.6)
Benefit obligation at end of year	11.3	8.9	7.0
Change in plan assets:
Fair value of plan assets at beginning of year	5.9	4.3	4.6
Employer contributions	2.8	2.2	0.2
Return on plan assets	0.1	—	0.1
Benefits paid	(0.7)	(0.6)	(0.6)
Fair value of plan assets at end of year	8.1	5.9	4.3
Reconciliation of funded status:
Fair value of plan assets at end of year	8.1	5.9	4.3
Benefit obligation at end of year	11.3	8.9	7.0
Underfunded status at end of year	$(3.2)	$(3.0)	$(2.7)
At December 31, 2016 and 2015, the projected benefit obligations exceeded the fair value of the Cash Balance Plan assets by $3.2 million and $3.0 million, respectively. This underfunded obligation is classified in other liabilities on the consolidated balance sheets.
Our cash balance plan held investments in mutual funds of $8.1 million and $5.9 million at December 31, 2016 and 2015, respectively, that were valued using level 1 inputs from the fair value hierarchy (see Note 12).
The components of net periodic benefit cost and other amounts recognized in equity related to the Cash Balance Plan for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Cash Balance Plan
	Year Ended December 31,
(in millions)	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$2.2	$2.3	$2.1
Interest cost	0.5	0.4	0.3
Expected return on plan assets	(0.2)	(0.1)	(0.2)
Net periodic benefit cost	$2.5	$2.6	$2.2
Changes recognized in other comprehensive (income) loss:
Actuarial (gain) loss	—	—	0.7
Net credit due to curtailment	(0.4)	—	—
Experience loss	0.6	—	—
Total changes recognized in other comprehensive (income) loss	$0.2	$—	$0.7

Assumptions
The weighted average assumptions used to determine the Company's benefit obligations are as follows:

	Cash Balance Plan
	Year Ended December 31,
	2016	2015	2014
Discount rate	4.00%	4.50%	4.00%
Rate of compensation increase	N/A	3.00%	3.00%
The weighted average assumptions used to determine the net periodic benefit cost are as follows:

	Cash Balance Plan
	Year Ended December 31,
	2016	2015	2014
Discount rate (1)	4.50% / 3.75%	4.00%	5.00%
Expected long-term rate of return on plan assets (1)	4.25% / 3.50%	3.75%	4.75%
Rate of compensation increase	3.00%	3.00%	4.00%

(1)	2016 rates are disclosed pre-curtailment and post-curtailment, respectively.
The assumptions used to determine of the Company's obligations and benefit cost are based upon management's best estimates as of the annual measurement date. The discount rate utilized was based upon bond portfolio curves over a duration similar to the Cash Balance Plan's respective expected future cash flows as of the measurement date. The expected long-term rate of return on plan assets is the weighted average rate of earnings expected of the funds invested or to be invested based upon the targeted investment strategy for the plan. The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees.
Contributions, Plan Assets and Estimated Future Benefit Payments
Employer contributions to the Cash Balance Plan of $2.8 million, $2.2 million and $0.2 million were made during the years ended December 31, 2016, 2015 and 2014, respectively. These contributions were invested into equity and bond mutual funds and money market funds which are deemed Level 1 assets as described in Note 12. The Company expects funding requirements of approximately $2.3 million during the year ending December 31, 2017.
At December 31, 2016, anticipated benefit payments to participants from the Cash Balance Plan in future years are as follows:

(in millions)	Cash Balance Plan
2017	$1.1
2018	0.4
2019	0.5
2020	0.5
2021	0.5
2022-2026	2.9

16. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information is as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Net cash from operating activities included:
Interest paid	$28.6	$29.0	$22.5
Income taxes paid	0.1	6.1	5.0

Noncash investing activities included:
Capital expenditures included in accounts payable	$11.4	$13.8	$2.9
PP&E derecognized in sale leaseback	2.8	1.8	—
Book value of tank and terminal related assets sold to WNRL	48.7	—	—
PP&E additions resulting from a capital lease	0.3	4.5	1.7

Noncash financing activities included:
Distributions accrued on unvested equity awards	$—	$4.2	$—
Increase in equity due to proceeds received exceeding book value of assets sold to WNRL	146.3	—	—
17. LEASING ARRANGEMENTS
Concurrent with our formation in 2010, certain acquired assets (including real property interests and land related to 135 of the SuperAmerica convenience stores and the SuperMom's bakery) were sold to a third party equity real estate investment trust. In connection with the closing of the Marathon Acquisition, the Company assumed the leasing of these properties from the real estate investment trust on a long-term basis. All stores owned at the conclusion of these transactions were sold and leased back from the equity real estate investment trust. As of December 31, 2016, 133 of the SuperAmerica convenience stores and the SuperMom's Bakery remain under the lease with the equity real estate investment trust.
In accordance with ASC Topic 840 "Sale Leaseback Transactions," the Company determined that subsequent to this sale, it had a continuing involvement for a portion of these property interests due to potential environmental obligations or due to subleasing arrangements. For these respective properties, the fair value of the assets and the related lease obligation will remain on the Company's consolidated balance sheet until the end of the lease term or until the continuing involvement is resolved. The assets are included in property, plant and equipment and are being depreciated over their remaining useful lives. The lease payments relating to these property interests are recognized as interest expense. Subsequent to the initial transaction, the Company's continuing involvement ended for a subset of these stores and, as such, the related fair value of the assets and the lease obligation for these stores have been removed from the Company's consolidated balance sheet.
The remainder of properties sold to the third party real estate investment trust are treated as operating leases. The Company also leases a variety of facilities and equipment under other operating leases, including land and building space, office equipment, vehicles, rail tracks for storage of rail tank cars near the refinery and numerous rail tank cars. Many of our operating leases have renewal options at various future dates and some of our leases have escalation clauses which are indexed to CPI or other inflation related measures.

Future minimum commitments for operating lease obligations having an initial or remaining non-cancelable lease terms in excess of one year are as follows:

(in millions)	Capital Leases	Operating Leases	Total Leases
2017	$1.1	$27.8	$28.9
2018	1.0	27.5	28.5
2019	1.1	26.2	27.3
2020	1.1	25.6	26.7
2021	1.1	27.2	28.3
Thereafter	12.2	139.2	151.4
Total	17.6	273.5	291.1
Less: amount representing interest	(8.4)	—	(8.4)
Present value of net minimum lease payments	$9.2	$273.5	$282.7
Rental expense was $28.3 million, $25.1 million, $25.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
18. COMMITMENTS AND CONTINGENCIES
The Company is the subject of, or party to, contingencies and commitments involving a variety of matters. Certain of these matters are discussed below. While the results of these commitments and contingencies cannot be predicted with certainty, the Company believes that the final resolution of the foregoing would not, individually or in the aggregate, have a material adverse effect on the Company's consolidated financial statements as a whole.
Legal Matters
On February 20, 2015, a customer served a complaint in the United States District Court for the District of Minnesota alleging violations of the Telephone Consumer Protection Act. We denied and continue to deny all material allegations in the complaint. On December 29, 2016, we entered into a settlement which will require a payment to the plaintiff class of between $2.2 million and $3.5 million. The parties are awaiting court approval of the settlement terms.
On August 24, 2016, an alleged NTI unitholder ("Plaintiff") filed a purported class action lawsuit against Western, NTI, NTI GP, members of the NTI GP board of directors at the time of the Merger, Evercore Group, L.L.C. ("Evercore"), and MergerCo (collectively, "Defendants") (the "Merger Litigation"). The Merger Litigation appears to challenge the adequacy of disclosures made in connection with the Merger. Plaintiff seeks monetary damages and attorneys' fees. The Merger Litigation is in the earliest stages of litigation. The Company believes the Merger Litigation is without merit and intends to vigorously defend against it.
Environmental Matters
The Company is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 2016 and 2015, accruals for remediation and closure obligations totaled $3.4 million and $8.6 million, respectively. Of the $3.4 million and $8.6 million accrued, $2.5 million and $2.6 million are recorded on a discounted basis as of December 31, 2016 and 2015, respectively. These discounted liabilities are expected to be settled over at least the next 21 years. At December 31, 2016, the estimated future cash flows to settle these discounted liabilities totaled $3.1 million, and are discounted at a rate of 2.82%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.1 million at both December 31, 2016 and 2015. Costs associated with environmental remediation are recorded in direct operating expenses in the statement of operations.
On June 3, 2014, SPPR was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency ("MPCA") relating to its upgraded wastewater treatment plant at its St. Paul Park refinery. This permit required the refinery to conduct additional testing of its remaining lagoon. The testing was completed in the fourth quarter of 2014 and following the Company's review of the test results and additional discussions with the MPCA, the Company plans to close the remaining lagoon. The MPCA accepted the Company's remediation plan in the fourth quarter of 2015. At December 31, 2016, and 2015, the Company estimates the remaining remediation costs to be approximately $0.9 million and $6.0 million, respectively. In connection with the Company's December 2010 acquisition of the St. Paul Park refinery, among other assets, from Marathon Petroleum Company LP ("Marathon"), the Company entered into an agreement with Marathon which required Marathon to share in the future remediation costs of this Lagoon, should they be required.

During the three months ended September 30, 2015, the Company entered into a settlement and release agreement with Marathon and received $3.5 million pursuant to this settlement which was recorded as a reduction of direct operating expenses.
Future estimated cash outflows to remediate environmental matters are as follows:

(in millions)	Groundwater Contamination	Wastewater Lagoon	Total
2017	$0.5	$0.9	$1.4
2018	0.3	—	0.3
2019	0.1	—	0.1
2020	0.1	—	0.1
2021	0.1	—	0.1
Thereafter	2.0	—	2.0
Total	3.1	0.9	4.0
Less: amount representing interest	(0.6)	—	(0.6)
Present value of estimated future cash flows	$2.5	$0.9	$3.4
It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred by the Company or the penalties that may be imposed. Furthermore, environmental remediation costs may vary from estimates for which a liability has been recorded either in accrued liabilities or other liabilities in the balance sheet because of changes in laws, regulations and their interpretation; additional information on the extent and nature of site contamination; and improvements in technology.
Franchise Agreements
In the normal course of its business, SAF enters into ten-year license agreements with the operators of franchised SuperAmerica brand retail outlets. These agreements obligate SAF or its affiliates to provide certain services including information technology support, maintenance, credit card processing and signage for specified monthly fees.
19. SEGMENT INFORMATION
The Company has two reportable operating segments: Refining and Retail. Each of these segments is organized and managed based upon the nature of the products and services they offer. The segment disclosures reflect management's current organizational structure.

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal, NTOT and related assets, and includes the Company's interest in MPL and MPLI, and

•	Retail – operates 170 convenience stores primarily in Minnesota and Wisconsin. The retail segment also includes the operations of NTB and SAF.
Operating results for the Company's operating segments are as follows:

	Year ended December 31, 2016
(in millions)	Refining	Retail	Other	Total
Revenues
Customer	$1,857.8	$1,030.8	$—	$2,888.6
Intersegment	563.6	—	—	563.6
Segment revenues	2,421.4	1,030.8	—	3,452.2
Elimination of intersegment revenues	—	—	(563.6)	(563.6)
Total revenues	$2,421.4	$1,030.8	$(563.6)	$2,888.6

Income (loss) from operations	$121.5	$10.7	$(26.6)	$105.6
Income from equity method investment	$21.9	$—	$—	$21.9
Depreciation and amortization	$37.4	$8.3	$0.8	$46.5
Capital expenditures	$120.4	$7.3	$0.2	$127.9

	Year ended December 31, 2015
(in millions)	Refining	Retail	Other	Total
Revenues
Customer	$2,289.1	$1,115.9	$—	$3,405.0
Intersegment	647.7	—	—	647.7
Segment revenues	2,936.8	1,115.9	—	4,052.7
Elimination of intersegment revenues	—	—	(647.7)	(647.7)
Total revenues	$2,936.8	$1,115.9	$(647.7)	$3,405.0

Income (loss) from operations	$374.8	$19.2	$(25.9)	$368.1
Income from equity method investment	$14.8	$—	$—	$14.8
Depreciation and amortization	$35.4	$7.7	$0.9	$44.0
Capital expenditures	$63.8	$7.7	$0.3	$71.8

	Year ended December 31, 2014 (1)
(in millions)	Refining	Retail	Other	Total
Revenues
Customer	$4,165.6	$1,390.4	$—	$5,556.0
Intersegment	932.1	—	—	932.1
Segment revenues	5,097.7	1,390.4	—	6,488.1
Elimination of intersegment revenues	—	—	(932.1)	(932.1)
Total revenues	$5,097.7	$1,390.4	$(932.1)	$5,556.0

Income (loss) from operations	$303.5	$22.9	$(51.1)	$275.3
Income from equity method investment	$2.2	$—	$—	$2.2
Depreciation and amortization	$33.7	$7.3	$0.9	$41.9
Capital expenditures	$35.4	$8.8	$0.6	$44.8

(1)
In 2015, the Company modified the methodology whereby corporate costs are allocated to the Refining and Retail segments. This modification resulted in additional costs being allocated to the Refining and Retail segments from the Other segment. The table below presents the increase or (decrease) in Income (loss) from operations the year ended December 31, 2014 that would have occurred as a result of this modification if the adjustments had been applied retroactively:

	Year ended December 31, 2014
(in millions)	Refining	Retail	Other	Total
Increase (decrease)	(7.7)	(4.4)	12.1	—
Intersegment sales from the refining segment to the retail segment consist primarily of sales of refined products which are recorded based on contractual prices that are market-based. Revenues from external customers are nearly all in the United States.

Total assets by segment were as follows:

(in millions)	Refining	Retail	Corporate/Other	Total
At December 31, 2016	$1,113.8	$137.5	$40.0	$1,291.3

At December 31, 2015	$917.4	$138.7	$81.2	$1,137.3
The Company has equity method investments included in the refining segment's assets that had a carrying value of $87.3 million and $82.1 million at December 31, 2016 and 2015, respectively. See Note 6 for further information on the Company's equity method investments.
Total assets for the refining and retail segments exclude all intercompany balances. All cash and cash equivalents are included as corporate/other assets. All property, plant and equipment are located in the United States.
20. MERGER TRANSACTION
Description of the Transaction
On December 21, 2015, Western entered into the Merger Agreement, by and among Western, MergerCo, NTI and Northern Tier Energy GP LLC, the general partner of NTI and a wholly-owned subsidiary of Western ("NTI GP"). On June 23, 2016, following the approval of the Merger by NTI common unitholders, all closing conditions to the Merger were satisfied, and the Merger was successfully completed. Upon the terms and subject to the conditions set forth in the Merger Agreement, MergerCo merged with and into NTI, the separate limited liability company existence of MergerCo ceased and NTI continued to exist, as a limited partnership under Delaware law and as an indirect wholly-owned subsidiary of Western, as the surviving entity in the Merger.
Prior to the Merger, NT InterHoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Western ("NT InterHoldCo"), owned 100% of the membership interests in NTI GP and 38.3% of NTI’s outstanding common units representing limited partner interests in NTI ("NTI Common Units"). NT InterHoldCo also owned 100% of the membership interests in Western Acquisition Holdings, LLC, a Delaware limited liability company and holder of 100% of the membership interests in MergerCo ("MergerCo HoldCo"). Following the Merger, NTI GP remained the sole general partner of NTI, the NTI Common Units held by Western and its subsidiaries were unchanged and remained issued and outstanding, and, by virtue of the Merger, all of the membership interests in MergerCo automatically converted into the number of NTI Common Units (excluding any NTI Common Units owned by Western and its subsidiaries) issued and outstanding immediately prior to the effective time of the Merger. Consequently, NT InterHoldCo and its wholly-owned subsidiary, MergerCo HoldCo, became the sole limited partners of NTI.
Pursuant to the Merger Agreement, Western paid $859.9 million in cash and issued 17.1 million shares of Western Common Stock adjusted slightly for cash paid in lieu of fractional shares. NTI common unitholders made consideration elections that resulted in the following allocation of cash and Western common stock among NTI common unitholders.

•
NTI common unitholders who made a valid "Mixed Election" (as defined in the Merger Agreement), or who made no election, received $15.00 in cash and 0.2986 of a share of Western common stock for each such NTI common unit held.

•
NTI common unitholders who made a valid "Cash Election" (as defined in the Merger Agreement) received $15.357 in cash and 0.28896 of a share of Western common stock as prorated in accordance with the Merger Agreement for each such NTI common unit held.

•	NTI common unitholders who made a valid "Stock Election" (as defined in the Merger Agreement) received 0.7036 of a share of Western common stock for each such NTI common unit held.
Merger and Reorganization expenses
The Company incurred professional service fees in connection with the Merger transaction. Additionally, the Company incurred costs associated with initiating a plan of reorganization for various positions in the third quarter of 2016. In relation to this reorganization plan, it was determined that certain employees would be terminated during 2016 and 2017. The Company recognized $4.7 million and $2.5 million of expense during the years ended December 31, 2016 and 2015, respectively, which included compensation related to the severance of employment and retention bonuses for selected employees. These costs are recognized in the merger-related expenses line within the consolidated statements of operations and comprehensive income. All reorganization and related costs are recognized in the Other segment. The Company recognizes these costs ratably from September 1, 2016, the effective date of the agreements, through the remaining service period, which varies for each employee, but in no case is later than September 1, 2017. As of December 31, 2016, the Company anticipates that these costs will continue to be recognized through the third quarter of 2017 and for the expenses to be completely paid out by December 31, 2017.
The following table summarizes the merger-related and reorganization expense activity for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(in millions)	2016	2015	2014
Beginning liability for merger and reorganization costs	$0.2	$0.8	$—
Third-party professional service fees	1.7	—	—
Reorganization and related personnel costs incurred during period	3.0	—	12.9
Less: non-cash equity-based awards with accelerated vesting	—	—	(4.8)
Cash payments to third-party professional service providers	(1.4)	—	—
Cash payments made to severed employees	(1.0)	(0.6)	(7.3)
Ending liability for merger and reorganization costs	$2.5	$0.2	$0.8
21. SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. During 2016 and 2015, the volatility in crude oil prices and refining margins also contributed to the variability of our results of operations for the four calendar quarters.

(in millions, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016
Revenue	$604.4	$812.3	$732.3	$739.6	$2,888.6
Operating income	21.8	77.7	11.6	(5.5)	105.6
Net income	14.7	70.6	3.6	(12.4)	76.5
Earnings per common unit - basic	$0.16	N/A	N/A	N/A	N/A
Earnings per common unit - diluted	$0.16	N/A	N/A	N/A	N/A

2015
Revenue	$793.8	$959.8	$891.6	$759.8	$3,405.0
Operating income	119.5	139.3	114.6	(5.3)	368.1
Net income	111.2	128.9	103.5	(12.6)	331.0
Earnings per common unit - basic	$1.20	$1.39	$1.11	$(0.14)	$3.58
Earnings per common unit - diluted	$1.20	$1.39	$1.11	$(0.14)	$3.56