Form 10-K/A
period 2016-12-31
Western Refining, Inc.; Northern Tier Energy LP
filed 2017-05-01
CIK 1339048, 1533454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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
Delaware
212 N. Clark St.
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Western Refining, Inc.	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Northern Tier Energy LP	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

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
As of April 21, 2017, there were 108,818,053 shares outstanding, par value $0.01, of the registrant’s common stock.
Northern Tier Energy LP meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents Incorporated by Reference
None.

Introductory Note

This report on Form 10-K/A is a combined report being filed by Western Refining, Inc. (“Western” or the “Company”) and Northern Tier Energy LP (“NTI”). Western owns all of the common units of NTI and NTI meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing its information within this Form 10-K/A with the reduced disclosure format. Each of Western and NTI is filing on its own behalf the information contained in this report that relates to itself, and neither entity makes any representation as to information relating to the other entity. Where information or an explanation is provided that is substantially the same for each entity, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each entity, separate information and explanation has been provided.
Western and NTI are filing this Amendment No. 1 on Form 10-K/A to amend their Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Amendment No. 1”), as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K for Western. This information for Western was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or an amendment to Form 10-K if such filing or amendment is to be filed no later than 120 days after the Company’s fiscal year ended December 31, 2016. Given the expected timing for the completion of the merger between the Company and Tesoro Corporation, announced on November 16, 2016, the Company and NTI are filing this Amendment No. 1 to include Part III information in its Form 10-K because they do not intend to file a definitive proxy statement within 120 days of the fiscal year ended December 31, 2016.
As required by Rule 12b-15 under Securities Exchange Act of 1934, as amended, Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended to include currently dated certificates of the Company’s and NTI’s principal executive officers and principal financial officers as exhibits to this Amendment No. 1. Because no financial statements or financial information have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and neither the Company nor NTI have updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s and NTI’s filings with the SEC subsequent to the date of the Original Filing.

Table of Contents

WESTERN REFINING, INC. AND SUBSIDIARIES
INDEX

PART III
Item 10. Directors, Executive Officers and Corporate Governance	1
Item 11.Executive Compensation	6
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	32
Item 13.Certain Relationships and Related Transactions, and Director Independence	34
Item 14.Principal Accounting Fees and Services	39
PART IV
Item 15.Exhibits and Financial Statement Schedules	41
Signatures	A-1

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Western Refining, Inc.
THE BOARD AND ITS COMMITTEES
The Board currently consists of four independent, non-employee directors (Messrs. Cornelius, Francis, Hassler, and Hogan), a non-employee director (Mr. Weaver) and two employee directors (Messrs. Foster and Stevens). A brief description of the background and business experience of each of the Company’s current directors is set forth below.

	Age (as of March 31, 2017)
Nominee		Principal Occupation and Business Experience
Paul L. Foster, Chairman of the Board, Director and Executive Chairman	59
Paul L. Foster has served as Chairman of the Company's Board since September 2005. Mr. Foster served as the Company's Chief Executive Officer from September 2005 until January 2010, when he was appointed Executive Chairman of the Company. Mr. Foster also served as President from September 2005 to February 2009. Previously, Mr. Foster was the President and Chief Executive Officer of one of the Company's affiliates. Mr. Foster has served on the board of directors of the University of Texas System Board of Regents since 2007, and he is currently Chairman of such board. He also serves on the board of directors of WestStar Bank, an El Paso-based bank; as Chairman of the board of directors of Vomaris Innovations, Inc., a privately held medical device company; on the board of directors of the Federal Reserve Bank of Dallas - El Paso Branch; and on various other civic and professional organizations. Mr. Foster has spent virtually his entire career working in the refined product production and marketing industry. He is the original founder of the Company and has been involved in all aspects of the Company's operations since 2005 and in all aspects of its affiliates' operations since 1997. Mr. Foster sits on the boards of directors of the Company's affiliated subsidiaries, Western Refining Logistics GP, LLC (“WRGP”), the general partner of Western Refining Logistics, LP (“WNRL”), the Company’s affiliated publicly traded master limited partnership; Northern Tier Energy GP LLC (“NTGP”), the general partner of Company’s affiliate, Norther Tier Energy LP (“NTI”), which was publicly traded until June 2016; and Northern Tier Energy LLC (“NTE”). Except as noted above, Mr. Foster has not served as a director of a public company or a registered investment company in the past five years. Mr. Foster's leadership and industry experience, including his considerable understanding of the production and marketing of refined products and his extensive history with and shareholdings in the Company are key attributes, among others, that make him well qualified to serve as a director of the Company. Mr. Foster also has extensive leadership and industry experience.

	Age (as of March 31, 2017)
Nominee		Principal Occupation and Business Experience
Sigmund L. Cornelius, Director	62
Sigmund L. Cornelius has served as a director of the Company since January 2012. He has over thirty years' experience in the oil and gas industry. In April 2014, Mr. Cornelius was appointed President and Chief Operating Officer of Freeport LNG, a privately held company involved in liquefied natural gas imports and exports. Prior to this, he worked in various positions with ConocoPhillips, an integrated oil and gas company, from 1980 to 2010. From October 2008 to December 2010, Mr. Cornelius served as Senior Vice President, Finance and Chief Financial Officer of ConocoPhillips. Prior to that, he served as Senior Vice President, Planning, Strategy and Corporate Affairs of ConocoPhillips since September 2007, having previously served as President, Exploration and Production - Lower 48 since 2006. He served as President, Global Gas of ConocoPhillips since 2004 and prior to that served as President, Lower 48 Latin America and Midstream since 2003. From 1980 to 2003, he served in a number of commercial, operational and administrative positions in the Midstream and Upstream businesses in both domestic and international locations. Mr. Cornelius currently serves on the board of directors of Carbo Ceramics, Inc., a publicly traded company that manufactures ceramic proppant used in fracturing wells. Mr. Cornelius previously served as a director of Parallel Energy Trust, a publicly traded Canadian oil and gas income trust from March 2011 to August 2016; Columbia Pipeline Group, Inc., a publicly traded natural gas pipeline and underground storage holding company; NiSource Inc., a publicly traded energy holding company from July 2011 to July 2015; and USEC Inc., a publicly traded uranium enrichment company, from February 2011 to September 2014. Except as noted above, Mr. Cornelius has not served as a director of a publicly traded company or a registered investment company in the past five years. Mr. Cornelius' extensive experience in the oil and gas industry including service in various financial, commercial, operational and administrative positions over the past thirty years, as well as his board service on other public company boards, are key attributes, among others, that make him well qualified to serve as a director of the Company.

L. Frederick Francis, Director	60
L. Frederick Francis has served as a director of the Company since February 2006. He is Chairman and Chief Executive Officer of WestStar Bank, an El Paso-based bank, and Chairman of the board of directors of WestStar Bank Holding Company, Inc., the parent holding company of WestStar Bank. In addition, he serves on the boards of directors of the Paso del Norte Health Foundation, the Medical Center of the Americas Foundation, the Board of Regents of the Texas Tech University System, where he is past Chairman, the board of directors of Sierra Medical Center/Providence Memorial Hospital, where he is also a past Chairman, the board of directors and Chairman of Providence Transmountain Hospital and the board of directors of the Greater El Paso Chamber of Commerce Foundation. He also serves on the boards of many other civic and charitable organizations. In the past five years, Mr. Francis has not served as a director of a publicly traded company other than the Company or as a director of a registered investment company. Mr. Francis' experience in running and working with financial institutions, his extensive background in working with financial matters and his experience on numerous boards of directors are key attributes that make him well qualified to serve as a director of the Company.

Robert J. Hassler, Director	65
Robert J. Hassler has served as a director of the Company since November 2014. For 33 years, from 1975 to 2008, Mr. Hassler served in various senior management positions in refining and marketing, as well as exploration and production, with ConocoPhillips, an integrated oil and gas company. From 2006 to 2008, Mr. Hassler served as the President, European Refining and Marketing for ConocoPhillips. In the past five years, Mr. Hassler has not served as a director of a publicly traded company other than the Company or as a director of a registered investment company. Mr. Hassler's extensive experience in the oil and gas industry including in the refining and marketing of refined products are key attributes that make him well qualified to serve as a director of the Company.

	Age (as of March 31, 2017)
Nominee		Principal Occupation and Business Experience
Brian J. Hogan, Director	55
Brian J. Hogan has served as a director of the Company since January 2006. Since 1986, he has served as an officer of, and since 1990, as President and Chief Executive Officer of, Hogan Truck Leasing, Inc., a full-service truck leasing and transportation company. Mr. Hogan also serves as lead director of AmeriQuest, Inc., a transportation and logistics resource company. In addition, he serves as a board member of Parkside Bank and Trust and the St. Louis Children's Hospital Foundation; as well as serving on the boards of directors of various transportation and leasing industry professional associations and charitable organizations. In the past five years, Mr. Hogan has not served as a director of a publicly traded company other than the Company or as a director of a registered investment company. Mr. Hogan's experience with transportation and logistics matters, his experience in operating a truck leasing and transportation company and his experience with banking and finance are key attributes that make him well qualified to serve as a director of the Company.

Jeff A. Stevens, Director	53
Jeff A. Stevens has served as a director of the Company since September 2005, and as the Company’s Chief Executive Officer since January 2010. Previously, Mr. Stevens served in various senior management roles with Company including, President, Chief Operating Officer, as Executive Vice President, and as Executive Vice President of one of the Company's affiliates since 2000. Mr. Stevens also serves on the boards of directors of Vomaris Innovations, Inc., a privately held medical device company. Mr. Stevens has spent his entire career working in the refined product production and marketing industry. He has been involved in all aspects of the Company's operations since 2005 and in all aspects of its affiliates' operations since 2000. Mr. Stevens sits on the board of directors of the Company’s affiliates WRGP, the general partner of WNRL, Company’s affiliated publicly traded master limited partnership; NTGP, the general partner of Company’s affiliate, NTI, which was publicly traded until June 2016; and NTE. Mr. Stevens has also served as the President and Chief Executive Officer of WRGP since July 2013. Except as noted above, Mr. Stevens has not served as a director of a publicly traded company or a registered investment company in the last five years. Mr. Stevens' extensive understanding of the production and marketing of refined products and his extensive history with the Company are key attributes, among others, that make him well qualified to serve as a director of the Company. Mr. Stevens also brings to the Board extensive experience in the energy industry, corporate strategy and business development.

Scott D. Weaver, Director	58
Scott D. Weaver has served as a director of the Company since September 2005. Prior to that time, Mr. Weaver served from September 2005 to December 2016, as the Company's Vice President, Assistant Treasurer and Assistant Secretary; from September 2005 to December 2007, as Chief Administrative Officer; and from September 2009 to January 2010, as interim Treasurer. Mr. Weaver served from 2000 to August 2005, as Chief Financial Officer, Treasurer and Secretary of one of the Company's affiliates; and from December 2013 to April 2014, as Interim Vice President - Administration of NTGP, the general partner of Company’s affiliate, NTI, which was publicly traded until June 2016, and NTE. Mr. Weaver currently serves on the boards of directors of Encore Wire Corporation, a publicly traded copper wire manufacturing company; Wellington Insurance Company, a privately held insurance holding company; Mountain Star Sports Group LLC, a privately held professional sports team holding company; and Vomaris Innovations, Inc., a privately held medical device company. Mr. Weaver sits on the board of directors of the Company's affiliated subsidiaries, WRGP, the general partner of WNRL, Company’s affiliated and publicly traded master limited partnership; NTGP, the general partner of NTI, which publicly traded until June 2016; and NTE. Except as noted above, Mr. Weaver has not served as a director of a public company or a registered investment company in the past five years. Mr. Weaver's extensive understanding of our business and operations as well as the production and marketing of crude oil and refined products, his experience as the Chief Financial Officer and director of other public entities, his experience in serving as the Chief Financial Officer, Treasurer and Secretary of one of the Company's affiliates, his extensive understanding of the business and operations of the Company and his knowledge of public company finance matters are key attributes among others that make him well qualified to serve as a director of the Company.

The Board has determined that each of Messrs. Cornelius, Francis and Hogan, who are the members of our Audit Committee, are “financially literate” and Mr. Cornelius is an “audit committee financial expert,” as those terms are defined in the rules and regulations of the SEC.

The Board has also affirmatively determined that Messrs. Cornelius, Francis, Hassler and Hogan are each independent under the rules and regulations of the NYSE, the SEC and Company guidelines. In reaching these determinations, the Board affirmatively determined that the individuals it considers independent have no material relationship with the Company or management of the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship or has engaged in transactions with the Company or with management of the Company. The Board based this determination and its independence determinations on a review of all of the relevant facts and circumstances, including the responses of the directors to questions regarding their employment history, compensation, affiliations and family and other relationships.

CORPORATE GOVERNANCE
Corporate Governance Guidelines
The Company has adopted a set of Corporate Governance Guidelines. A copy of the Corporate Governance Guidelines may be found on the Company's website at www.wnr.com. In addition, paper copies of the Corporate Governance Guidelines are available to all shareholders free of charge by calling (915) 775-3300 or by writing to Lowry Barfield, Secretary, at the Company's corporate headquarters located at 212 N. Clark St., El Paso, Texas 79905. The guidelines set out the Company's and the Board's thoughts on, among other things, the following:

•	The role of the Board and management;

•	The functions of the Board and its committees and the expectations the Company has for its directors;

•	The selection of directors, the Chairman of the Board and the Chief Executive Officer and the qualifications for directors to sit on the standing committees of the Board;

•	Independence requirements, election terms, retirement of directors, stock ownership requirements, management succession and executive sessions for non-management directors;

•	Compensation of directors; and

•	Evaluation of director performance.
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees as well as a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. These codes are posted on the Company's website at www.wnr.com. In addition, paper copies of these codes are available to all shareholders free of charge by calling (915) 775-3300 or by writing to Lowry Barfield, Secretary, at the Company's corporate headquarters located at 212 N. Clark St., El Paso, Texas 79905. The Company will, within the time periods proscribed by the SEC and the NYSE, timely post on its website at www.wnr.com any amendments to these codes and any waiver applicable to any of the Company's Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who beneficially own more than 10% of the common stock of the Company to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the Section 16(a) forms, including any amendments, filed with the SEC in 2016, all required report filings by the Company’s directors and executive officers and greater than 10% affiliated beneficial owners were timely made.
Northern Tier Energy LP
This information is omitted for NTI pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION
Western Refining, Inc.
2016 DIRECTOR COMPENSATION
Non-Employee Director Compensation Process
The compensation the Company pays to its non-employee directors is designed to attract and retain nationally recognized, highly qualified directors to lead the Company, to meaningfully align the interests of those directors with the interests of shareholders and to be demonstrably fair to both the Company and its non-employee directors. In setting non-employee director compensation, the Compensation Committee and the Board consider these factors, as well as the significant amount of time that directors spend fulfilling their duties to the Company, the skill and experience required of the directors and other factors. Non-employee director compensation typically consists of both cash and equity components.
The Compensation Committee evaluates non-employee director compensation and makes its recommendations to the Company's full Board, which then sets the non-employee director compensation. In developing and making its recommendations to the Board, the Compensation Committee relies upon various sources of information and advice including the advice of independent consultants, comparative surveys, third party proprietary databases providing comparative information, the current economic conditions and industry environment in which the Company operates and the Compensation Committee members' common sense, experience and judgment. Generally, the Compensation Committee anticipates receiving a full report and recommendation provided by an independent compensation consultant every three years. To the extent the Compensation Committee perceives there are shifts in compensation trends or desires to make modifications to or to further evaluate non-employee director compensation, the Compensation Committee may decide, in its discretion, to retain independent compensation consultants to provide full or partial reports and analyses more often.
Non-Employee Director Compensation for 2016
Consistent with the process described above, the Compensation Committee retained Pearl Meyer & Partners (“Pearl Meyer”) as its independent compensation consultant to provide comprehensive analysis of the Company's director and named executive officer compensation and to provide comparative data and associated recommendations regarding peer groups. The Board utilized this data and analysis, in conjunction with other factors and objectives discussed above, in setting 2016 non-employee director compensation.
For 2016, the Board elected to maintain the 2015 level of non-employee director compensation. As in previous years, each non-employee director was given the option to defer the settlement of some or all of his or her 2016 compensation pursuant to the terms of the Western Refining, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Deferred Compensation Plan”). For 2016, each non-employee director received the following compensation:

•	An annual retainer of $75,000

•
A restricted stock unit (“RSU”) award that vests after one year and has a market value at the time of grant equal to $150,000 (based on the closing market price of the Company's common stock on the date of grant)

•	For the Audit Committee chair, an additional cash retainer equal to $20,000

•	For each of the Compensation Committee and the Governance Committee chairs, an additional cash retainer equal to $15,000.
The 2016 RSU awards granted to non-employee directors included the right to accrue cash dividend equivalents which only vest and payout if and when the associated RSUs ultimately vest. Dividend equivalents that relate to the RSUs will be forfeited to the extent the RSUs are forfeited.
In 2016, none of the Company's directors were granted or held any options or stock appreciation rights and none of the directors participated in a Company pension plan.

The following table reflects all compensation granted to each non-employee director during 2016.
2016 NON-EMPLOYEE DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Name
Carin M. Barth (4)	—	—	—	—
Sigmund L. Cornelius	95,000	150,000	—	245,000
L. Frederick Francis	90,000	150,000	—	240,000
Robert J. Hassler	75,000	150,000	—	225,000
Brian J. Hogan	90,000	150,000	—	240,000
William D. Sanders (4)	37,500	—	—	37,500

(1)	The amounts in this column reflect the annual cash fees for Board and committee service paid during the 2016 fiscal year for services provided during 2016.

(2)	On June 27, 2016, each of the non-employee directors received a grant of 8,183 RSUs, representing his annual RSU grant of $150,000, based on the closing stock price on the grant date.

(3)
The grant date fair value is computed in accordance with Financial Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”). The values for the RSU awards reflect the aggregate grant date fair values of the awards. Subject to vesting conditions in the award agreement, the RSUs are scheduled to vest in full on June 27, 2017.

(4)	Ms. Barth retired as a member of the Board on January 4, 2016. Mr. Sanders reached the mandatory retirement age and did not stand for election upon the expiration of his term in June 2016.
Messrs. Foster, Stevens and Weaver did not receive compensation during 2016 for their service as directors of the Company. Messrs. Foster and Stevens are named executive officers and disclosure of their compensation is provided in the tables contained in “Executive Compensation and Other Information” below. Mr. Weaver was an executive officer and employee of the Company until December 2016. All directors are reimbursed for all reasonable out-of-pocket expenses that they incur in attending meetings and serving on the Board.
NON-EMPLOYEE DIRECTORS' OUTSTANDING EQUITY AWARDS AT FISCAL 2016 YEAR END

	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Name
Carin M. Barth (3)	—	—
Sigmund L. Cornelius	8,183	309,727
L. Frederick Francis	8,183	309,727
Robert J. Hassler	8,183	309,727
Brian J. Hogan	8,183	309,727
William D. Sanders (3)	—	—

(1)	Total number of shares or units of stock consists of grants of RSUs. Equity awards of RSUs granted to non-employee directors generally will vest in full twelve months after the grant date.

(2)
The market value of these unvested shares of restricted stock and RSUs was calculated by multiplying the number of shares or units by $37.85, the closing price of a share of our common stock on December 30, 2016, the last business day of the fiscal year.

(3)	Ms. Barth retired as a member of the Board on January 4, 2016. Mr. Sanders reached the mandatory retirement age and did not stand for election upon the expiration of his term in June 2016.
Director Stock Ownership Requirements
The Company's Corporate Governance Guidelines include minimum stock ownership requirements for directors. Under these requirements, directors must own shares of common stock of the Company at a level equal to three times the director's annual cash retainer. These requirements must be met within five years from appointment or election for newly appointed or elected directors. The requirements may be satisfied with common stock that is owned directly or indirectly ( e.g., by a spouse or a trust) by the director, shares that are time-vested restricted stock, RSUs or shares that are held in a retirement or deferred compensation account. Unexercised options and unearned performance shares are not counted toward meeting these requirements. The Governance Committee is responsible for monitoring and enforcing these requirements. As of April 21, 2017, all directors satisfy these minimum stock ownership requirements or are within the period permitted to meet these requirements.
Compensation for Service as Director of Western Refining Logistics GP, LLC
Messrs. Stevens, Foster and Weaver have served as directors of WRGP, the general partner of WNRL, since July 2013. Directors of WRGP receive compensation for their services as directors unless they are also executive officers or employees of WRGP. Mr. Stevens, who is an executive officer of WRGP, does not receive compensation for his service as a director of WRGP. Messrs. Foster and Weaver, who are not executive officers or employees of WRGP, receive compensation for their services as directors of WRGP, which for 2016 consisted of:

•	A cash retainer of $65,000 per year, paid quarterly in arrears;

•	An additional cash payment of $1,500 for each board of directors meeting attended; and

•
An annual grant under the WNRL 2013 Long-Term Incentive Plan (“WNRL LTIP”) of phantom units with a fair market value equal to approximately $75,000 on the date of grant which generally vest at the end of the quarter in which the one-year anniversary of the date of grant occurs.

The form and amount of director compensation is established by the board of directors of WRGP, not by the Company's Board. In July 2016, each of Messrs. Foster and Weaver received a grant of 3,171 WNRL phantom units, representing the annual phantom unit award grant of $75,000, based on the grant date value of $23.65 per common unit. As of December 31, 2016, this annual phantom unit award was the only outstanding WNRL award for each of Messrs. Foster and Weaver. These phantom unit awards included dividend equivalents, which entitle Messrs. Foster and Weaver to receive cash at the time of vesting equal to the amount of any cash distributions made by WNRL during the period the dividend equivalent is outstanding. These dividend equivalents will be forfeited to the extent the award is forfeited. For 2016, Messrs. Foster and Weaver received $149,000 and $149,000, respectively, in total compensation for their service as non-employee directors of WRGP.
Compensation for Service as Directors of Northern Tier Energy GP LLC
Messrs. Foster, Stevens, Weaver and Barfield have served as directors of NTGP, the general partner of NTI, since November 2013. Messrs. Foster, Stevens and Barfield have served as directors of NTE, a wholly owned operating subsidiary of NTI since November 2013, and Mr. Weaver served as a director of NTE from November 2013 to August 2016. Mr. Lamp has served as a director of NTGP and of NTE since April 2014. Directors of NTGP received compensation for their services as directors unless they were also executive officers or employees of NTGP. Mr. Lamp, who is an executive officer of NTGP, did not receive compensation for his service as a director of NTGP. Messrs. Foster, Stevens, Weaver and Barfield, who were not executive officers or employees of NTGP prior to the June 23, 2016, merger of NTI with a wholly-owned subsidiary of the Company (the “NTI Merger”), received compensation for their services as directors of NTGP prior to the NTI Merger, which for 2016 included:

•	A cash retainer of $70,000 per year, paid quarterly in arrears;

•
An annual grant under the Northern Tier Energy LP 2012 Long-Term Incentive Plan (“NTI LTIP”) of phantom units with a fair market value equal to approximately $110,000 based on the closing price of one NTI common unit on the grant date, which units were scheduled to vest approximately one year after grant; and

•	An additional cash retainer of $10,000 to Mr. Weaver, the chairman of the NTGP Governance Committee of the NTGP board of directors, payable quarterly in arrears.
On January 20, 2016, Messrs. Foster, Stevens, Weaver and Barfield each received a grant of 4,202 phantom units of NTI, representing the annual phantom unit award grant of $110,000, with the number of units determined based on the closing price of NTI's common units on the applicable date, as compensation for their service as directors of NTGP, all of which vested in connection with the NTI Merger. These phantom unit awards included dividend equivalents, which entitled Messrs. Foster, Stevens, Weaver and Barfield to receive cash at the time of vesting equal to the amount of any cash distributions made by NTI during the period the dividend equivalent was outstanding. In 2016, total compensation for service as a non-employee director of NTGP was $266,372 for each of Messrs. Foster, Stevens, and Barfield, and $271,372 for Mr. Weaver (calculated in accordance with FASB ASC Topic 718 by multiplying the volume of phantom units granted by the closing price of NTI's common units as of the grant date of January 20, 2016, or $24.43).

On December 21, 2015, the Company entered into a definitive merger agreement with NTI (the "NTI Merger Agreement") pursuant to which, on June 23, 2016, a wholly owned subsidiary of the Company merged with and into NTI, resulting in NTI becoming a wholly owned subsidiary of the Company. Following the merger, NTI common units ceased to be publicly traded on the NYSE. Prior to the effective time of the merger, the form and amount of director compensation was established by NTGP, not the Company's Board.
Identification of Executive Officers
The Company's executive officers are as follows (as of March 31, 2017):

Name	Age	Position
Paul L. Foster	59	Executive Chairman
Jeff A. Stevens	53	Chief Executive Officer
Lowry Barfield	59	Executive Vice President, General Counsel and Secretary
Karen B. Davis	60	Executive Vice President and Chief Financial Officer
David L. Lamp	59	President and Chief Operating Officer
See “The Board and its Committees” under Item 10 for the biographies of Messrs. Foster and Stevens.
Lowry Barfield has served as the Company's Executive Vice President, General Counsel and Secretary since August 2016, and prior to that time served as Senior Vice President - Legal, General Counsel and Secretary from 2007 to 2016 and Vice President - Legal, General Counsel and Secretary from 2005 to 2007. In July 2013, he was appointed the Senior Vice President - Legal, General Counsel and Secretary of WRGP, the general partner of WNRL, the Company’s affiliated and publicly traded master limited partnership. In November 2013, Mr. Barfield was elected to the Board of Directors of Company’s affiliates, NTGP, the general partner of NTI, which was publicly traded until June 2016, and NTE. Except as noted above, Mr. Barfield has not served as a director of any other publicly traded company or of any registered investment company in the last five years.
Karen B. Davis has served as the Company’s Executive Vice President and Chief Financial Officer since August 2016. In August 2016, she was appointed the Executive Vice President and Chief Financial Officer of WRGP, the general partner of WNRL, the Company’s affiliated and publicly traded master limited partnership. Previously, Ms. Davis served as the Executive Vice President and Chief Financial Officer of NTGP, the general partner of Company’s affiliate, NTI, which was publicly traded until June 2016, and NTE from February 2015 to August 2016; the Chief Financial Officer of WRGP, the general partner of WNRL, the Company’s affiliate and publicly traded master limited partnership, from December 2014 through February 2015; and the Vice President - Director of Investor Relations of Company from December 2014 through February 2015. Ms. Davis has also served as the Chief Accounting Officer of PBF Energy Inc., an independent crude oil refiner, from February 2011 to November 2014; and of PBF Logistics GP LLC, the general partner of PBF Logistics LP, a master limited partnership, from its inception in February 2013 until November 2014. Prior to this, Ms. Davis has served in various chief financial officer and financial reporting officer positions with public and private companies in the United States.
David L. Lamp has served as the President and Chief Operating Officer of the Company since June 2016. He also serves on the board of managers of Minnesota Pipe Line Company, LLC, a private entity which owns and operates the Minnesota Pipeline ("MPL"), and on the board of directors of MPL Investments, Inc., a private entity which owns all of the preferred membership units of MPL. Mr. Lamp has 37 years of experience in the petroleum refining industry, including technical, operations, commercial and senior management endeavors. Prior to his service with the Company and its affiliates, Mr. Lamp served as the President and Chief Executive Officer of NTGP, the general partners of the Company's affiliate, NTI, which was publicly traded until June 2016, and NTE from March 2014 to June 2016; as the Senior Vice President and Chief Operating Officer for HollyFrontier Corporation, an independent petroleum refiner, since 2011; and in a variety of senior management positions with Holly Corporation, an independent petroleum refiner, including President, since 2004. He is the past Chairman of the American Fuel & Petrochemical Manufacturers Association, the industry trade association for the refining and petrochemical industry. Mr. Lamp also sits on the board of directors of the Company’s affiliated subsidiaries, NTGP, the general partner of NTI, which was publicly traded until June 2016; and NTE. Except as noted above, Mr. Lamp has not served as a director of any other publicly traded company or as a director of a registered investment company in the last five years.

COMPENSATION DISCUSSION AND ANALYSIS
Executive Summary
This “Compensation Discussion and Analysis” sets forth the objectives and principles underlying the Company's executive compensation program, as well as the specific compensation decisions made relating to named executive officer compensation for 2016, including the process used by the Compensation Committee in making those decisions and the most important factors relevant to those decisions. In accordance with SEC rules, named executive officers in this report are as follows:

•	Paul L. Foster, Executive Chairman

•	Jeff A. Stevens, Chief Executive Officer

•	Karen B. Davis, Executive Vice President and Chief Financial Officer starting August 2016

•	Gary R. Dalke, former Chief Financial Officer through August 2016

•	Lowry Barfield, Executive Vice President, General Counsel and Secretary

•	David L. Lamp, President and Chief Operating Officer

•	Mark J. Smith, Executive Vice President - Operations

•	Jeffrey S. Beyersdorfer, Senior Vice President - Corporate Development, Treasurer and Director of Investor Relations
Mr. Foster's only compensation from the Company is his base salary and so generally the discussion below does not apply to him.
Say on Pay Results
The Company's shareholders last voted on the compensation of the Company's named executive officers at the Company's 2014 annual shareholders' meeting. At that meeting, the Company's shareholders approved, by a non-binding advisory vote of approximately 98% of the shares voted, the compensation paid to the Company's named executive officers for 2013. Similarly, at the 2011 Annual Meeting of Shareholders, the Company's shareholders approved, by a non-binding advisory vote of approximately 99% of the shares voted, the compensation paid to the Company's named executive officers for 2010. In establishing compensation for the named executive officers in 2016, the Compensation Committee observed the shareholders' previous approval of the Company's named executive officer compensation and did not make any changes in response. The process the Compensation Committee utilized in establishing named executive officer annual bonuses and long-term incentives for 2016 was similar to that in prior years. The Compensation Committee will continue to consider the outcome of future shareholder non-binding advisory votes on named executive officer compensation.
In accordance with our shareholders' approval in 2011, the Compensation Committee and the Board previously approved holding non-binding advisory votes on named executive officer compensation every three years, which they believed was the appropriate frequency because a significant portion of the Company's named executive officer compensation consists of long-term awards, including the three-year performance unit awards which are described below. Therefore, the next vote would occur with the 2017 Annual Meeting of Shareholders.
What Guides the Company's Executive Compensation Program
Compensation Philosophy and Objectives
The executive compensation program is designed to compensate the named executive officers in a way that meaningfully aligns their interests with the interests of shareholders. Key factors of the program are:

•	A substantial component of variable at-risk compensation driven by the Company's performance;

•	A mix of variable at-risk compensation that includes both short- and long-term components, including equity compensation that vests over multi-year periods;

•	No excessive perquisites;

•	No tax gross ups; and

•	The Chief Executive Officer is subject to minimum stock ownership requirements.
The Company believes this structure has and will continue to help the Company meet its compensation objectives of:

•	Producing long-term, positive results for the Company and its shareholders;

•	Linking compensation with the Company's short- and long-term performance results;

•	Attracting and retaining nationally recognized, highly qualified named executive officers to manage and lead the Company; and

•
Providing incentive compensation to reward earnings growth, reliability, safety and environmental performance as well as achievement and implementation of specific Company goals that advance the interests of the Company and its shareholders.

Principal Elements of Compensation
In light of these objectives, the named executive officers are typically compensated through a combination of base salary, variable at-risk annual performance bonus, and long-term incentives which include a variable at-risk three-year performance unit award and an annual time-based RSU award. The Company's named executive officers also participate in benefit plans generally available to the Company's other employees, including, but not limited to, participating in the Company match for 401(k) plan contributions and Company-paid life insurance premiums. It is the overall goal of the Compensation Committee to compensate the named executive officers in a manner that is demonstrably fair to both the Company and the named executive officer in light of the performance of the Company, the contribution of that named executive officer to that performance and the competition the Company faces to attract and retain highly qualified executives.
The Compensation Committee strives to ensure that the compensation paid to the named executive officers incorporates elements that are commonly recognized as best practices in the area of executive compensation. Generally, the Compensation Committee targets a total direct compensation pay mix for all of the named executive officers at 25% fixed compensation and 75% variable at-risk compensation, which is dependent upon the performance of the Company and various long- and short-term metrics. Historically, fixed compensation has consisted of base salary and variable at-risk compensation has consisted of a mix of annual bonuses, a long-term incentive award and an annual time-based RSU award.
In 2016, named executive officer compensation similarly consisted of a mix of fixed and variable at-risk compensation, which included both long- and short-term elements. Fixed compensation consisted of base salary and variable at-risk compensation consisted of a mix of annual performance bonuses under the 2016 Annual Performance Plan for Executive Officers (the "2016 Annual Performance Plan"), and long-term incentive awards in the form of the 2016 performance unit award (“2016 PUA”) and a time-based RSU award ("2016 Time-Based RSU"). In addition, named executive officers also received compensation consisting of benefits generally available to the Company's other employees.
The Decision Making Process
Role of the Compensation Committee. The Compensation Committee, which is comprised of independent and outside directors (as determined pursuant to the rules and regulations of the NYSE, the SEC, the IRS and the Company's guidelines), administers the compensation of the Company's named executive officers. In establishing named executive officer compensation, the Compensation Committee considers the success and performance of the Company, the contributions of the named executive officer to the Company's success and performance, and the desire to attract and retain highly qualified executives. In addition, the Compensation Committee considers the results of the advisory shareholder vote on named executive officer compensation, the input and advice of certain senior officers, advice and analysis from independent compensation consultants, the current economic conditions and industry environment in which the Company operates and the Compensation Committee members' common sense, experience and judgment.
Role of Certain Senior Officers. The Compensation Committee makes all compensation decisions related to our named executive officers. As requested by the Compensation Committee, the Company's Executive Chairman - Paul L. Foster, Chief Executive Officer - Jeff A. Stevens, and former Vice President, Assistant Treasurer and Assistant Secretary - Scott D. Weaver, may from time to time, provide information and recommendations relating to the Company's other executive officers' (including named executive officers') compensation. Such information may include the executive officers' (including named executive officers') roles and responsibilities, the Company's performance generally and among its peer groups, the Company's peer groups, and such other information as may be requested by the Compensation Committee. As part of its process in establishing named executive officer compensation for 2016, the Compensation Committee met with Messrs. Foster and Stevens to discuss the compensation of all of the named executive officers except Mr. Stevens, and met separately with

Messrs. Foster and Weaver to discuss Mr. Stevens' compensation. At these meetings, Mr. Stevens did not participate in the discussions regarding his compensation.
Role of Compensation Consultants. The Compensation Committee generally engages an independent outside compensation consultant every three years to provide comprehensive analysis, reports and recommendations as to named executive officer compensation. Generally, the Compensation Committee anticipates receiving a full analysis and report by an independent compensation consultant every three years, with interim annual updates. To the extent the Compensation Committee considers it necessary, it may decide, to retain independent compensation consultants to provide a full or partial analysis and report more often.
The Compensation Committee retained Pearl Meyer to provide a comprehensive analysis of the Company's director and named executive officer compensation and to provide comparative data and associated recommendations regarding peer groups. Pearl Meyer provided its comprehensive analysis in early 2015, and an interim analysis in September 2015, and the Compensation Committee utilized this data and analysis, in conjunction with other sources described above, in establishing 2016 base salaries, the 2016 Annual Performance Plan, the long-term 2016 PUAs, and the 2016 Time-Based RSU awards.
In connection with Pearl Meyer's consultation with the Compensation Committee regarding director and executive officer compensation described above (the “Services”), the Compensation Committee evaluated the independence of Pearl Meyer and concluded that Pearl Meyer is independent under the standards set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules of the SEC. In reaching its conclusion, the Compensation Committee noted the following:

•	Pearl Meyer performed no services for the Company other than the Services;

•	The ratio of the fees Pearl Meyer receives from the Company compared to Pearl Meyer's total revenue is less than 1%;

•	Pearl Meyer retains a “conflicts policy” to prevent any conflict of interests between Pearl Meyer and the Company that could impact Pearl Meyer's independence;

•	None of the Pearl Meyer staff performing the Services has any business or personal relationship with any Company executive or Compensation Committee member other than relating to the Services;

•	None of the Pearl Meyer personnel performing the Services individually owns any Company stock; and

•	Pearl Meyer has neither provided to nor received from the Company any gifts, benefits or donations other than its compensation for the Services.
In addition, Pearl Meyer interacts directly with the Compensation Committee, and only interacts with Company management at the request of or with the knowledge of the Compensation Committee and/or its chairman.
Role of Market Data and Peer Groups. The general goal of the Compensation Committee is to set target total compensation for the named executive officers at the 50th percentile of the competitive market applicable to those executives. With the help of its independent outside compensation consultant, Pearl Meyer, this market data is derived from the executive pay practices and levels of the applicable compensation peer group supplemented with broad-based compensation survey data. This process provides a comprehensive view of the competitive market. The Compensation Committee believes that the use of survey data is an important element of its compensation evaluation, which can help supplement compensation peer group market data to align positions and/or supplement available market data. Compensation survey data includes companies from the broader energy, refining and processing industries that influence the competitive market for executive compensation levels. Further, survey data is drawn from companies that are comparable to the Company in terms of size and scale. The Compensation Committee uses this market data as comparative information and not as a formulaic approach to compensation levels.
Regarding peer groups, the Compensation Committee utilizes two different peer groups in connection with named executive officer compensation: a compensation peer group and a performance peer group.

•
The Compensation Peer Group, which is used to determine the amount and nature of compensation, consists of companies that are representative of those companies the Compensation Committee believes the Company competes with for executive talent. They include direct competitors, companies in highly regulated manufacturing and processing industries, some of which are not refiners, and companies that generally are subject to the same market conditions as the Company.

•
The Performance Peer Group, which is used to compare the Company's performance based on certain defined metrics, consists solely of publicly traded independent refiners that are subject to similar reporting requirements and safety regulations as the Company.

The Compensation Committee believes that utilizing two different peer groups to assess compensation and performance is appropriate based on the differing purposes for which such peer groups' comparative data is used and is available.
The Compensation Committee consulted with Pearl Meyer in selecting peer group companies in connection with Pearl Meyer's January and September 2015 report and analysis. The Compensation Committee considered the number of companies within such peer groups and the composition of the companies in such peer groups (including their total revenue and market capitalization among other items). The Compensation Committee utilized the below compensation and performance peer groups for establishing 2016 compensation, including the 2016 PUAs.
In connection with establishing executive officer compensation for fiscal 2016, the Compensation Committee retained Pearl Meyer to conduct an analysis of the Company's director and executive officer compensation and provide comparative data and associated recommendations regarding peer groups. Based on this, and with the assistance of Pearl Meyer, the Compensation Committee selected the compensation peer group (the “2016 Compensation Peer Group”) of companies that the Company competes with for competitive talent as set forth in the table below. The Compensation Committee evaluated the Company's performance peer group and following this evaluation and discussion with Company management regarding the companies that the Company competes with operationally and with Pearl Meyer, the Compensation Committee maintained the performance peer group (“2016 Performance Peer Group”) listed below:

2016 Compensation Peer Group	2016 Performance Peer Group
Alon USA Energy, Inc.	Alon USA Energy, Inc.
Calumet Specialty Products Partners LP	CVR Energy Inc.
CVR Energy Inc.	Delek US Holdings, Inc.
Delek US Holdings, Inc.	HollyFrontier Corporation
HollyFrontier Corporation	Tesoro Corporation
Marathon Petroleum Corp.	Valero Energy Corporation
Northern Tier Energy LP
PBF Energy Inc.
Tesoro Corporation
Valero Energy Corporation
The 2016 Compensation and Performance Peer Groups consisted of the same companies as the 2015 Compensation and Performance Peer Groups. The Compensation Committee maintained the mix of companies included in the 2016 Compensation Peer Group because the Compensation Committee considered these to be the current companies that the Company competes with for executive talent. The Compensation Committee maintained the same mix of companies in the 2016 Performance Peer Group as it continued to believe this represents the companies that the Company most directly competes with operationally. The Compensation Committee regularly assesses the entities with which the Company competes for executive talent and operationally. In addition, it will also consider the analysis, advice and recommendations of Pearl Meyer with respect to the compensation and performance peer groups.
The revenues of the companies comprising the 2016 Compensation Peer Group ranged from approximately $3.4 billion to $87.8 billion for the last fiscal year prior to their inclusion in the 2016 Compensation Peer Group (fiscal year 2015). The revenues of the companies comprising the 2016 Performance Peer Group ranged from $4.3 billion to $87.8 billion for the last fiscal year prior to their inclusion in the 2016 Performance Peer Group (fiscal year 2015). The Company's revenue in 2016 and 2015 was approximately $7.7 billion and $9.8 billion, respectively.
In November 2016, the Compensation Committee retained Pearl Meyer to conduct an interim analysis of executive officer compensation in advance of setting compensation for 2017. At this time, the Compensation Committee determined to maintain the mix of both the compensation and performance peer groups as these continued to be representative of companies with which the Company competes for executive talent and operationally.
Tax Considerations. While the Compensation Committee generally intends that certain named executive officer compensation qualify as “performance-based compensation” within the meaning of Section 162(m), the Compensation Committee believes that it is in the Company's best interest that it retain its flexibility and discretion to make compensation awards, whether or not tax-deductible, in order to foster achievement of performance goals established by the Committee as well as other corporate goals important to the Company's success, such as encouraging employee retention and rewarding achievement.
Named Executive Officer Compensation for 2016
2016 Base Salaries
Base salaries of the Company's named executive officers are designed to provide a level of assured cash compensation to the named executive officers based primarily upon the job responsibilities, individual experience, professional status and accomplishments of each named executive officer. The Compensation Committee increased 2016 named executive officer base salaries in February 2016, consistent with broad-based Company employee base salary increases and, for Mr. Stevens, to further align his base salary with the competitive market. Named executive officer base salary increases for 2016 were approximately 0.0% to 5.0% over 2015 base salaries. The base salaries for 2016 for Ms. Davis and Mr. Lamp were determined by NTGP and were not changed when they became officers of the Company following the NTI Merger. Ms. Davis’s base salary was increased in November 2016.
In setting 2016 base salaries, the Compensation Committee considered 2015 compensation, each named executive officer's contributions to the Company, the Company's performance during the prior fiscal year, as well as the other factors and considerations mentioned in this “Compensation Discussion and Analysis.” Following its evaluation, the Compensation Committee established the following base salaries for the Company's named executive officers:

Named Executive Officer	2015 Base Salary	2016 Base Salary
Paul L. Foster	$75,000	$75,000
Jeff A. Stevens	1,081,000	1,113,430
Karen B. Davis	—	425,000
Gary R. Dalke (1)	442,588	378,348
Lowry Barfield	394,430	406,263
Jeffrey S. Beyersdorfer	307,289	322,653
David L. Lamp	—	945,000
Mark J. Smith	564,127	581,051

(1)
Mr. Dalke served as CFO through August 2016, after which he has served as an adviser to the Chief Executive Officer at an annual base salary of $250,000. His 2016 salary reflects the pro-rata salary for each position.

2016 Annual Performance Plan
In February 2016, the Compensation Committee adopted the 2016 Annual Performance Plan under and in accordance with the terms of the Amended and Restated 2010 Incentive Plan of Western Refining, Inc. (the “2010 LTIP”). Under the 2016 Annual Performance Plan, each of the named executive officers would be eligible for a discretionary annual performance bonus, as determined by the Compensation Committee, provided the Company's actual Adjusted EBITDA for the performance period (January 1, 2016 through December 31, 2016) equaled or exceeded the sum of cash interest expense, capital expenditures, scheduled principal payments, maintenance turnaround expense and cash taxes for the performance period, in each case, as reported in the Company's financial statements filed with the SEC on Form 10-K for the performance period (the “2016 Threshold Amount”). The 2016 Threshold Amount was $518.3 million.
If the Company exceeded the 2016 Threshold Amount, the Compensation Committee had the discretion to determine the actual amount of the bonus from zero up to 200% of each named executive officer's base salary as of the end of the performance period, based on its consideration of the Company's accomplishments during the year and the contributions by each named executive officer to the Company's financial, operational and strategic performance. Payments of bonus amounts under the 2016 Annual Performance Plan may be made in cash, stock, RSUs or a combination of these.
In February 2017, the Compensation Committee determined that the Company's actual Adjusted EBITDA was $576 million, which exceeded the 2016 Threshold Amount. Pursuant to the 2016 Annual Performance Plan, due to the Company’s performance and accomplishments in 2016, the Compensation Committee settled the 2016 Annual Performance Plan through awards of cash in an amount equal to: for Messrs. Barfield, Beyersdorfer and Smith, 60% of their base salary as of December 31, 2016; and for Mr. Dalke, 100% of his base salary as of December 31, 2016. Prior to the determination of the final payout amounts by the Compensation Committee, Mr. Stevens declined to receive a payout under the 2016 Annual Performance Plan.

The 2016 Annual Performance Plan was settled in cash as required by the November 16, 2016 Agreement and Plan of Merger (the “Tesoro Merger Agreement”) between Company and Tesoro Corporation, a Delaware corporation (“Tesoro”), and certain of Tesoro’s wholly-owned subsidiaries. Mr. Lamp and Ms. Davis did not receive an award under the 2016 Annual Performance Plan because they were not employees or named executive officers of the Company at the beginning of the performance period. However, they each received an award pursuant the NTI 2016 Performance Plan (the “NTI 2016 Performance Plan”), which was adopted by the board of directors of NTGP in October 2015. The Company assumed the compensation arrangements of NTGP and its subsidiaries in connection with the NTI Merger, including obligations under the NTI 2016 Performance Plan. Provided the threshold EBITDA established in the NTI 2016 Annual Performance Plan (the “NTI Threshold EBITDA”) was achieved, Mr. Lamp and Ms. Davis were eligible for an annual performance bonus in an amount ranging from 0 up to 200% of their base salary as of the end of the twelve-month performance period (ending September 30, 2016) and based on consideration of NTI’s accomplishments during the year and the contributions by each named executive officer to the Company's financial, operational and strategic performance. In December 2016, the Compensation Committee, upon the recommendation of Pearl Meyer and the Company, determined that NTI’s actual adjusted EBITDA of $211.7 million exceeded the NTI Threshold EBITDA of $195.9 million. As a result, due to the Company's accomplishments during the year and the contributions by each named executive officer to the Company's financial, operational and strategic performance, the Compensation Committee settled the NTI 2016 Performance Plan through awards of cash in an amount equal to 178.6% of each of Mr. Lamp's and Ms. Davis's then-current annual base salary.
Please see “Appendix A — Reconciliation of Adjusted EBITDA to Net Income” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income for the years provided.
Long-Term Performance Unit Awards
2016 Long-Term Performance Unit Awards
In February 2016, the Compensation Committee granted long-term, performance-based awards to each of the named executive officers at the time in the form of the 2016 PUAs.
The target of the 2016 PUAs is equal to approximately 150% of the named executive officer's 2016 annual base salary as established by the Compensation Committee on the grant date in February 2016. The performance period is a 36-month period beginning on January 1, 2016, and ending on December 31, 2018, with awards payable in 2019 promptly following the conclusion of the performance period and the Compensation Committee's certification of the level of performance achieved.
The Compensation Committee has the discretion to settle the 2016 PUAs in cash, common stock or a combination of both. Please see “Executive Compensation - Grants of Plan-Based Awards - 2016” for the minimum, target and maximum potential payouts for each named executive officer under the 2016 PUAs.
Certain terms of the 2016 PUAs are as follows:

i.
Absolute Threshold for the Performance Period. No payout of the awards will be made if the Company's actual Adjusted EBITDA for the performance period does not equal or exceed the sum of cash interest expense, capital expenditures, scheduled principal payments, turnaround expenses and cash taxes for the performance period, in each case as reported in the Company's financial statements filed with the SEC on Form 10-Q or 10-K and as provided in the applicable debt instrument (the “Absolute Threshold”). Assuming the Absolute Threshold is satisfied, the Compensation Committee will evaluate Company performance against the 2016 Performance Peer Group identified above, measured based on key industry metrics of TSR and ROCE, as described below, each weighted 50% against the 2016 Performance Peer Group , and will determine whether any portion of the award is paid. Each named executive officer may receive a payout between 0% and 200% of his 2016 annual base salary as of the grant date, subject to the safety adjustment described below. The Compensation Committee utilizes TSR and ROCE for the 2016 PUAs because it believes that each are important measures in evaluating the Company's performance.

ii.	Primary Performance Measures. Assuming the Absolute Threshold is achieved, the Compensation Committee will evaluate:

•
Company TSR Versus Performance Peer Group TSR. TSR is defined as the total return of a share of common stock to an investor (increase in share price plus dividends). TSR for the 2016 Performance Peer Group will be calculated over the full performance period and compared with the Company's TSR over the full performance period. Beginning share prices are based on the calendar month average closing stock price for the month immediately preceding commencement of the performance period and ending share prices are based on the calendar month average closing stock price for the final month of the performance period.

•
Company Average ROCE Versus Performance Peer Group Average ROCE. ROCE is computed as a percentage based on (a) earnings before interest and taxes, as adjusted for certain unusual and non-recurring gains or losses for the period being measured divided by (b) the sum of the total assets less current liabilities at the beginning and end of the period being measured divided by two. ROCE will be calculated for each fiscal year and averaged over the performance period.

iii.
Performance Levels and Multipliers. The Company's performance over the performance period under both the TSR and ROCE metrics will be compared to the 2016 Performance Peer Group during the same period to determine relative performance. The Company's performance will be ranked within the 2016 Performance Peer Group, resulting in the application of a single multiplier to the target award value under each performance measure. Should consolidation among peers in the 2016 Performance Peer Group occur or any such peer become delisted or otherwise no longer required to provide periodic reporting to the SEC, the ranking schedule would adjust to accommodate the reduced number of peers. The addition of new peers would also cause a shift in the ranking schedule. For example, in the table below the 2016 Performance Peer Group includes six peer companies. The target (1.00 multiplier) rank for this number of peers would be fourth out of seven companies in the group (including the Company). If consolidation, delisting or the termination of the obligations of a peer company to provide periodic reporting to the SEC reduces the number of peer companies to five, target would be at the third position, but the target multiplier would move to 1.10.

Performance Multipliers (for both Relative TSR and Relative ROCE)

Rank Against Peers	6 Peers Remaining (Initial Case)	5 Peers Remaining
1	2.00	2.00
2	1.67	1.60
3	1.33	1.10
4	1.00	0.85
5	0.65	—
6	—	—
7	—

iv.
Quantitative Safety Measure. If relative performance generates a potential award and the Company exceeds the Absolute Threshold for the performance period, then the final award payout value will be multiplied by a safety factor between 0.85 and 1.15, as set forth below, depending on the Company's Average Incidence Rate of Total Recordable Cases of Nonfatal Occupational Injuries and Illnesses for the North American Industry Classification System code for petroleum refineries (NAICS 32411) for the performance period (the “Company Safety Rate”), as compared to the Average Incidence Rate of Total Recordable Cases of Nonfatal Occupational Injuries and Illnesses for the North American Industry Classification System code for petroleum refineries (NAICS 32411) as published by the Bureau of Labor Statistics for the three most recently available annual periods (the “Average BLS Rate”). Including the impact of this safety adjustment, the range of potential payouts under the award is between 0% and 230% of the respective named executive officer's 2016 annual base salary as of the grant date.

Poor 0.85	Below Target 0.90	Target 1.00	Superior 1.10	Exemplary 1.15

•	The Poor factor will apply if the Company Safety Rate is higher than the Average BLS Rate by 15% or more.

•	The Below Target factor will apply if the Company Safety Rate is higher than the Average BLS Rate by 10% or more but less than 15%.

•	The Target factor will apply if the Company Safety Rate is equal to the Average BLS Rate or is less than 10% higher or lower than the Average BLS Rate.

•	The Superior factor will apply if the Company Safety Rate is lower than the Average BLS Rate by 10% or more but less than 15%.

•	The Exemplary factor will apply if the Company Safety Rate is lower than the Average BLS Rate by 15% or more.

Mr. Lamp and Ms. Davis did not receive a 2016 PUA because they were not employees or named executive officers of the Company at the time of the award. However, in January 2016, they each received an award of performance-based phantom units (“NTI Performance-Based Award”) for service as an executive officer of NTGP issued under the NTI 2012 Long-Term Incentive Plan (“NTI LTIP”), an amended and restated version of which was adopted and assumed by the Compensation Committee as of the effective time of the Merger Agreement. Immediately prior to the effective time of the NTI Merger, Mr. Lamp’s and Ms. Davis’s NTI Performance-Based Awards, each of which contained a 36 month performance period beginning October 1, 2015, and ending September 30, 2018, were canceled and converted to a new award pursuant to the terms of the NTI Merger Agreement (“2016 WNR Performance Cash Award”), under which the value of the NTI Performance Award was converted to cash and then bifurcated into a pre-NTI Merger portion and a post-NTI Merger portion. For the pre-NTI Merger portion, a prorated portion of the award was adjusted based on NTI's performance under the performance metrics set forth in the award agreement for the period beginning October 1, 2015 and ending March 31, 2016, the end of the last full quarter immediately preceding the NTI Merger, with such value (together with any distribution equivalent rights accrued prior to the NTI Merger) remaining subject only to time-based vesting conditions. For the post-NTI Merger portion, the remaining award remained subject to the Company's performance under the same metrics contained in the 2016 PUA from April 1, 2016, through September 30, 2018. The 2016 WNR Performance Cash Award vests at the end of the performance period, subject to the holder's continued employment, and shall be paid no later than 70 days following vesting and (other than any accrued distribution equivalent rights, which must be paid in cash) can be settled in the form of cash, stock or a combination thereof, in the discretion of the Compensation Committee. At the effective time of the NTI Merger, outstanding NTI performance based awards to Mr. Lamp and Ms. Davis from prior years were also canceled and converted to WNR performance cash awards (together with the 2016 WNR Performance Cash Award, the “WNR Performance Cash Awards”) in accordance with the same methodology for the applicable performance period defined in the NTI performance based award.
2014 Performance Unit Awards (Settled after 2016 Year End Based on Performance through December 31, 2016)
In March 2017, the Compensation Committee settled the 2014 Performance Unit Awards (the “2014 PUAs”). The performance period under the 2014 PUAs was a 36-month period beginning on January 1, 2014, and ending on December 31, 2016. During this 2014 PUA performance period, the Company's TSR and ROCE were compared with the TSR and ROCE of the 2014 performance peer group (the “2014 Performance Peer Group”), and the Company Safety Rate was compared with the Average BLS Rate for the three most recently available annual periods. The Compensation Committee evaluated the Company's Adjusted EBITDA, TSR, ROCE and Company Safety Rate, as well as the TSR and ROCE of the 2014 Performance Peer Group, in each case, for the 36-month performance period, and the Average BLS Rate for the three most recently available annual periods for the Average BLS Rate, as follows:

•	The Company's actual Adjusted EBITDA of $3,105.6 million exceeded the Absolute Threshold of $2,262.5 million over the 36-month performance period;

•	The Company ranked third among the 2014 Performance Peer Group in TSR over the 36-month performance period;

•	The Company ranked first among the 2014 Performance Peer Group in ROCE over the 36-month performance period; and

•	The Company Safety Rate for the 36-month performance period was .37, compared to an Average BLS Rate of .73, meaning that the Company's safety rate was better than the Average BLS Rate.
After determining that the performance measures and all other terms of the 2014 PUAs had been satisfied and applying the adjustments set forth in the 2014 PUAs, the Compensation Committee settled each of these awards in cash equal to 191.48% of the target amount, which was the named executive officer's annual base salary on the grant date of the 2014 PUAs (March 26, 2014). As the performance period ended on December 31, 2016, these cash payments are being reported in the “2016 Summary Compensation Table” below as “Non-Equity Incentive Compensation,” in accordance with the SEC's rules and regulations. The 2014 PUAs are described in detail in the Company's proxy statement filed with the SEC on April 22, 2015, and contain substantially the same terms as the 2016 PUAs described above.
2016 Time-Based RSUs
In February 2016, the Compensation Committee approved awards of time-based RSUs to the Company's named executive officers. These time-based RSUs will vest and settle in equal installments in 2017, 2018 and 2019, subject to the named executive officer's continued employment on the applicable vesting date. Such settlement may, at the Compensation Committee's election, be in cash, stock or a combination thereof. The RSUs accrue cash dividend equivalents, which only vest and payout if and when the associated RSUs ultimately vest. These terms are intended to further align the interests of named executive officers with those of shareholders. Both the RSUs and dividend equivalents are subject to the risk of forfeiture, and the RSUs are also subject to price volatility. Mr. Lamp and Ms. Davis did not receive a 2016 time-based RSU award because they were not employees or named executive officers of the Company at the time of the award. However, in January 2016, they each received an award of time-based phantom units under the NTI LTIP (“NTI Time-Based Award”) for service as an executive officer of NTGP. At the effective time of the NTI Merger, Mr. Lamp’s and Ms. Davis’s NTI Time-Based Awards, including NTI time-based awards from prior years, were canceled in exchange for an equivalent award, based on the NTI Merger consideration, of Company phantom stock (“2016 Phantom Stock Award”). These time-based 2016 Phantom Stock Awards accrue dividend equivalents on the same terms as the RSUs, and vest and settle in installments through 2019, subject to the holder's continued employment on the applicable vesting date and can be settled in the form of cash, stock or a combination thereof, in the discretion of the Compensation Committee. At the effective time of the NTI Merger, outstanding NTI time-based awards to Mr. Lamp and Ms. Davis from prior years were also canceled in exchange for an equivalent award of Company phantom stock (together with the 2016 Phantom Stock Award, the “Phantom Stock Awards”).
2016 Other Compensation
For 2016, the Company's named executive officers also participated in or were eligible to participate in benefit plans generally available to the Company's other employees and officers, including, but not limited to, participating in the Company match for 401(k) plan contributions, Company-paid life insurance premiums and annual executive physicals. Named executive officers also received dividend equivalents on certain awards of RSUs which provide for dividend equivalents. For more information regarding other compensation, please see the “All Other Compensation” column of the “2016 Summary Compensation Table.”
Affiliate Compensation
Compensation for Service as an Executive Officer of Western Refining Logistics GP, LLC
Messrs. Stevens, Dalke, Smith, Barfield and Beyersdorfer and Ms. Davis were appointed as executive officers of WRGP, the general partner of WNRL. WNRL compensates executive officers for the services they perform for WNRL solely through awards of equity-based compensation granted pursuant to the WNRL LTIP. The WNRL LTIP is administered by the board of directors of WRGP. In March 2016, WRGP granted awards under the WNRL LTIP to Messrs. Stevens, Dalke, Smith, Barfield and Beyersdorfer in the form of time-based phantom units that vest ratably over three years. These phantom unit awards include distribution equivalents, which entitle Messrs. Stevens, Dalke, Smith, Barfield and Beyersdorfer to receive cash at the time of vesting equal to the amount of any cash distributions made by WNRL during the period the distribution equivalent is outstanding. These distribution equivalents will be forfeited to the extent the award is forfeited. These time-based phantom units are reported in the “2016 Summary Compensation Table” below as “Stock Awards” in accordance with the SEC's rules and regulations. Ms. Davis did not receive an award from WRGP in 2016 because she was not an executive officer at the time of the award.
The Company expects that to the extent Messrs. Stevens, Smith, Barfield and Beyersdorfer and Ms. Davis continue to serve as executive officers of WRGP, in future years, they will continue to be eligible to receive awards of equity-based compensation granted pursuant to the WNRL LTIP, as administered by WRGP for services performed as executive officers of WRGP. The form and amount of compensation is established by WRGP not the Compensation Committee or the Board.
Mr. Stevens also serves as a director of the board of directors of WRGP. However, officers or employees of WRGP who also serve as directors of WRGP do not receive additional compensation for such service.
Compensation for Service as Director of Northern Tier Energy GP LLC
Messrs. Foster, Lamp, Stevens, Weaver and Barfield are directors of NTGP, the general partner of NTI. Prior to the NTI Merger, Directors of NTGP received compensation for their services as directors unless they were also executive officers or employees of NTGP. Messrs. Foster, Stevens, Weaver and Barfield, who were not executive officers or employees of NTGP prior to the NTI Merger, received compensation for their service as directors of NTGP. Mr. Lamp was an executive officer of NTGP prior to the NTI Merger, and as a result did not receive compensation for his service as a director of NTGP. NTGP compensated directors for the services they perform for NTGP, which compensation for 2016 included an annual cash retainer for each director, an additional cash retainer for the chairmen of each of the NTGP board committees and an award of time-based phantom units under the NTI LTIP. In January 2016, Messrs. Foster, Stevens, Weaver and Barfield each received an award of time-based phantom units under the NTI LTIP that vested in accordance with the NTI Merger Agreement, on an accelerated basis immediately prior to the effective time of the NTI Merger, and each received accrued distribution equivalents upon vesting. These time-based phantom units are reported in the “2016 Summary Compensation Table” below as “Stock Awards” in accordance with the SEC’s rules and regulations.
In June, 2016, a wholly owned subsidiary of the Company merged with and into NTI, resulting in NTI becoming a wholly owned subsidiary of the Company. Following the merger, NTI common units ceased to be publicly traded on the NYSE and compensation for directors who were not employees or executive officers of NTGP ceased.

Please see “2016 Director Compensation — Compensation for Services as a Director of Northern Tier Energy GP LLC” above for additional information regarding Messrs. Stevens' and Barfield's compensation for service as directors of NTGP.
Chief Executive Officer Stock Ownership Requirements
The Company's Corporate Governance Guidelines include minimum stock ownership requirements for the Company's Chief Executive Officer. Under these requirements, the Chief Executive Officer must own shares of common stock of the Company at a level equal to six times his annual base salary. These requirements must be met within five years of appointment or promotion for newly appointed or promoted Chief Executive Officers. The requirements may be satisfied with common stock that is owned directly or indirectly (e.g. , by a spouse or a trust) by the Chief Executive Officer, shares that are time-vested restricted stock, RSUs or shares that are held in a retirement or deferred compensation account. Unearned performance shares are not counted toward meeting these requirements. The Governance Committee is responsible for monitoring and enforcing these requirements. Mr. Stevens has satisfied these minimum stock ownership requirements at all times since their adoption.
Compensation Program Risk Assessment
The Compensation Committee has reviewed the Company's compensation policies and practices, including policies and practices relating to all employees as well as directors and named executive officers, and has concluded that such policies and practices do not present a material risk to the Company and are not reasonably likely to have a material adverse effect on the Company. The Compensation Committee believes that the Company's incentive compensation programs effectively balance risk and reward. In its risk assessment, the Compensation Committee considers its long-term incentive compensation, including the targets applied under the performance awards granted in 2016, the process used for establishing those targets, the vesting period applicable under awards issued pursuant to its shareholder-approved equity plans and other factors, each discussed more fully in this report. The Compensation Committee believes the mix between fixed and variable, annual and long-term and cash and equity compensation in the Company's compensation programs mitigates excessive risk taking, focuses on sustained growth and earnings and encourages actions and strategies that are in the Company's and its shareholders' best interests, in both the short- and long-term.

COMPENSATION COMMITTEE REPORT
The following report of the Compensation Committee of the Board on executive compensation shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing made by the Company with the SEC, except to the extent that the Company specifically incorporates it by reference into any filing.
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

The Compensation Committee Brian J. Hogan, Chairperson Sigmund L. Cornelius Robert J. Hassler

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Each of Mr. Foster and Mr. Stevens serves as an executive officer and director of the Company, and as a director of WRGP, which does not have a compensation committee or other board committee performing similar functions. Mr. Weaver also serves as a director of WRGP. Mr. Stevens is an executive officer of WRGP, which is the general partner of WNRL, which is a limited partnership and is not required under SEC or NYSE rules or regulations to have a compensation committee.

EXECUTIVE COMPENSATION
The following table sets forth information regarding compensation earned by the Company's named executive officers for services rendered in all capacities to the Company and its subsidiaries for 2016, 2015 and 2014. None of these named executive officers have been granted or hold any stock options or stock appreciation rights.
2016 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value ($)	All Other Compensation ($)(4)	Total ($)
Paul L. Foster	2016	75,000	—	177,649	—	—	152,258	404,907
Executive Chairman and Director
Jeff A. Stevens	2016	1,107,817	—	3,806,552	1,881,816	—	78,658	6,874,843
Chief Executive Officer	2015	1,101,804	—	3,437,256	1,792,206	—	110,305	6,441,571
	2014	972,000	500,000	3,703,859	2,070,000	—	92,680	7,338,539
Karen B. Davis	2016	366,546	759,050	333,127	—	13,629	25,390	1,497,742
Executive Vice President and Chief Financial Officer
Gary R. Dalke	2016	378,348	250,000	1,516,469	807,090	—	24,180	2,976,087
Former Chief Financial Officer	2015	455,152	—	938,478	768,657	—	23,180	2,185,467
	2014	416,880	210,756	1,146,622	887,800	—	22,780	2,684,838
Lowry Barfield	2016	404,215	245,000	1,454,119	719,272	—	79,258	2,901,864
Executive Vice President, General Counsel and Secretary	2015	405,627	—	926,791	685,021	—	111,205	2,128,644
	2014	371,520	187,824	1,124,576	791,200	—	93,280	2,568,400
Jeffrey S. Beyersdorfer	2016	319,994	195,000	1,053,848	560,363	—	23,490	2,152,695
Senior Vice President - Corporate Development, Treasurer and Director of Investor Relations	2015	316,013	—	538,158	533,679	—	22,190	1,410,040
	2014	289,440	146,328	796,086	616,400	—	21,490	1,869,744
David L. Lamp	2016	943,269	1,687,770	1,851,843	—	14,013	25,890	4,522,785
President and COO
Mark J. Smith	2016	578,122	350,000	1,932,895	1,028,726	—	23,490	3,913,233
Executive Vice President - Operations	2015	580,141	—	1,140,828	979,739	—	22,790	2,723,498
	2014	531,360	268,632	1,461,508	1,131,600	—	22,090	3,415,190

(1)
In February 2017, the Compensation Committee settled the 2016 Annual Performance Plan awards in the form of cash in an amount equal to: for Messrs. Barfield, Beyersdorfer and Smith, 60% of their base salary as of December 31, 2016; and for Mr. Dalke, 100% of his base salary as of December 31, 2016. Prior to the determination of the final payout amounts by the Compensation Committee, Mr. Stevens declined to receive a payout under the 2016 Annual Performance Plan and Mr. Foster did not receive a bonus under the 2016 Annual Performance Plan. In December 2016, Ms. Davis and Mr. Lamp each received an award pursuant to the NTI 2016 Performance Plan in the form of cash in an amount equal to 178.6 % of their base salary.

(2)
For 2016, this column represents the aggregate grant date fair value for awards of time-vesting (i) RSUs granted by the Company to each named executive officer in 2016 in settlement of the 2015 Annual Performance Plan and for the 2016 award of time-based RSUs; (ii) phantom units granted by the Company's affiliate for each named executive officer's service as an executive officer of WRGP; (iii) time-based phantom units granted by the Company's affiliate to Ms. Davis and Mr. Lamp for services as an executive officer of NTGP and to Messrs. Foster, Stevens and Barfield for service as directors of NTGP. For additional information about these grants, including related dividend equivalents and distributions, please see “2015 Annual Performance Plan Settled in 2016” below and the “Compensation Discussion and Analysis — Affiliate Compensation” above. These amounts, which do not correspond to the actual value that may be realized by the named executive officers, were calculated using the valuation assumptions discussed in the “Stock-Based Compensation” note to the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. All amounts in this column are calculated in accordance with FASB ASC Topic 718 by multiplying the volume of units granted by the closing price of a share of the Company's common stock, WNRL's common units or NTI's common units, as applicable, as of the grant date.

(3)
For 2016, this column reflects the settlement of the 2014 PUAs granted to each named executive officer in 2014, except Mr. Foster, Mr. Lamp and Ms. Davis. The performance period under the 2014 PUAs was a 36-month period beginning on January 1, 2014, and ending on December 31, 2016. After certifying that the performance measures and all other terms of the 2014 PUAs had been satisfied, the Compensation Committee awarded each of the named executive officers a cash award equal to approximately 191.48% of each named executive officer's annual base salary in effect on the grant date of the award. Additional information about the 2014 PUAs is available in the Company's 2015 Proxy Statement filed with the SEC on April 22, 2015. For information regarding settlement of the 2014 PUAs, please see the “Compensation Discussion and Analysis — 2014 Performance Unit Awards (Settled after 2016 Year End Based on Performance through December 31, 2016).” The 2016 PUAs and the WNR Performance Cash Awards are not included in this column as the performance period had not ended as of December 31, 2016.

(4)
The Company's named executive officers are eligible to participate in benefit plans generally available to the Company's other employees and officers including, but not limited to, the Company's match of 401(k) plan contributions and Company-paid life insurance premiums. The Company paid cash dividends to shareholders in 2016. Certain of the named executive officer RSUs award agreements provide for dividend equivalents on unvested RSUs, however, such rights are settled if and when the RSUs vest and are not reflected in this column. The following table details the amounts included in the “All Other Compensation” column for the 2016 Summary Compensation Table:

Name	Year	Company 401(k) Plan Contribution ($)	Life Insurance ($)	Health Savings Account Match ($)	Other Fees ($) (a)	Total ($)
Paul L. Foster	2016	21,200	1,290	—	129,768	152,258
Jeff A. Stevens	2016	21,200	690	1,000	55,768	78,658
Karen B. Davis	2016	23,850	540	1,000	—	25,390
Gary R. Dalke	2016	21,200	1,980	1,000	—	24,180
Lowry Barfield	2016	21,200	1,290	1,000	55,768	79,258
David L. Lamp	2016	23,850	540	1,500	—	25,890
Jeffrey S. Beyersdorfer	2016	21,200	1,290	1,000	—	23,490
Mark J. Smith	2016	21,200	1,290	1,000	—	23,490

(a)
Messrs. Foster, Stevens and Barfield serve as directors of NTGP. In 2016, as compensation for their services as directors, each received cash compensation of $35,000. They all received quarterly cash distributions in 2016 on unvested phantom units totaling $20,768. Mr. Foster also serves as a director of WRGP. In 2016, as compensation for his services as a director for WRGP, he received cash compensation of $74,000.

2015 Annual Performance Plan Settled in 2016 Equity Awards
The “Stock Awards” column of the “2016 Summary Compensation Table” above consists of time-based RSUs that were granted by the Compensation Committee to each of the named executive officers in settlement of the 2015 Annual Performance Plan. In early 2016, the Compensation Committee evaluated the performance metrics set forth in the 2015 Annual Performance Plan and determined that the Company had exceeded the applicable performance goals and had satisfied all other terms of the 2015 Annual Performance Plan. As further described in the Company's proxy statement filed on April 22, 2016, based on the Company's performance in 2015, the Compensation Committee settled the 2015 Annual Performance Plan with a bonus equal to 200% of each named executive officer's base salary earned in 2015, which was paid in RSUs.
The RSUs granted to the named executive officers were granted in early 2016 (and are reflected in the 2016 Summary Compensation Table above) and will vest and settle in equal installments in 2017, 2018 and 2019, subject to the named executive officer's continued employment on the applicable vesting date. Such settlement may, at the Compensation Committee's election, be in cash or stock or a combination thereof. The RSUs accrue cash dividend equivalents which only vest and payout if and when the associated RSUs ultimately vest. Both the RSUs and dividend equivalents are subject to the risk of forfeiture, and the RSUs are also subject to price volatility.

GRANTS OF PLAN-BASED AWARDS — FISCAL 2016

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards:	Grant Date Fair Value of

Name	Issuer	Grant Date	Threshold	Target	Maximum	Number of Shares of Stock or Units	Stock and Option Awards
			($)(2)	($)	($)	(#)(3)	($)(4)
Paul L. Foster	WNRL	7/26/2016				3,171	74,994
	NTI	1/20/2016				4,202	102,655
Jeff A. Stevens	WNR	3/28/2016	922,755	1,670,145	3,841,334
	WNR	3/28/2016				115,574	3,412,900
	NTI	1/20/2016				4,202	102,655
	WNRL	3/28/2016				12,916	290,997
Karen B. Davis	WNR	6/23/2016	228,444	335,760	772,248
	NTI	1/20/2016				13,636	333,127
Gary R. Dalke	WNR	3/28/2016	377,798	683,798	1,572,735
	WNR	3/28/2016				47,319	1,397,330
	WNRL	3/28/2016				5,288	119,139
Lowry Barfield	WNR	3/28/2016	336,690	609,394	1,401,606
	WNR	3/28/2016				42,170	1,245,280
	NTI	1/20/2016				4,202	102,655
	WNRL	3/28/2016				4,713	106,184
Jeffrey S. Beyersdorfer	WNR	3/28/2016	267,399	483,980	1,113,154
	WNR	3/28/2016				32,853	970,149
	WNRL	3/28/2016				3,715	83,699
David L. Lamp	WNR	6/23/2016	1,269,913	1,866,479	4,292,902
	NTI	1/20/2016				75,802	1,851,843
Mark J. Smith	WNR	3/28/2016	481,546	871,576	2,004,625
	WNR	3/28/2016				60,313	1,781,043
	WNRL	3/28/2016				6,740	151,852

(1)
On March 28, 2016, the Compensation Committee awarded 2016 PUAs to each of the named executive officers, other than Mr. Lamp and Ms. Davis, under the 2010 LTIP. The performance period for the 2016 PUAs is a 36-month period beginning on January 1, 2016, and ending on December 31, 2018, with awards payable in 2019. The awards for Ms. Davis and Mr. Lamp are WNR Performance Cash Awards issued in connection with the NTI Merger. For more information and a full description of the 2016 PUAs and the WNR Performance Cash Awards, please see “Compensation Discussion and Analysis — Named Executive Officer Compensation for 2016 — 2016 Long-Term Performance Unit Awards.”

(2)
This threshold represents the minimum payout under the awards assuming the Company has satisfied the Absolute Threshold and is not within the two lowest ranked companies in the 2016 Performance Peer Group in both TSR and ROCE. For more information and a full description of the 2016 PUAs, please see “Compensation Discussion and Analysis — Named Executive Officer Compensation for 2016 — 2016 Long-Term Performance Unit Awards.”

(3)
This column reflects the number of RSUs and phantom units awarded to each named executive officer by the Company, WNRL and NTI. The Company awarded RSUs in settlement of the 2015 Annual Performance Plan. Effective upon the closing of the NTI Merger, Western adopted and assumed NTI's equity compensation plan. Modifications to the NTI LTIP include, among other things, a change to the unit of equity from an NTI common unit to a share of Western common stock. Consistent with the terms of the NTI Merger Agreement, all unvested equity awards at the time of the NTI Merger were canceled and exchanged for Western Phantom Stock Awards under the NTI LTIP. For additional information regarding these RSUs and Phantom Stock Awards, please see “2015 Annual Performance Plan Settled in 2016” above. For additional information regarding the WNRL and NTI grants, please see “Compensation Discussion and Analysis — Affiliate Compensation” above.

(4)
This column represents the aggregate grant date fair value of the RSUs and phantom units awarded by the Company, WNRL and NTI. This amount is computed in accordance with FASB ASC Topic 718 and is calculated by multiplying the respective volumes of RSUs and phantom units granted by the Company, WNRL and NTI, respectively, by the closing price of a common share or unit of the respective entity's common stock or common units as of the grant date. The closing price of the Company's common stock on March 28, 2016, was $29.53. The closing prices of WNRL common units on March 28, 2016, and July 26, 2016, were $22.53 and $23.65, respectively. The closing price of NTI common units on January 20, 2016 was $24.43.

OUTSTANDING EQUITY AWARDS AT FISCAL 2016 YEAR END

	Stock Awards
	Issuer	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Name
Paul L. Foster	WNRL	3,171	67,701
	Total		67,701
Jeff A. Stevens	WNR	278,514	10,541,755
	WNRL	61,462	1,312,214
	Total		11,853,969
Karen B. Davis	WNR	14,709	556,736
	Total		556,736
Gary R. Dalke	WNR	76,090	2,880,007
	WNRL	24,155	515,709
	Total		3,395,716
Lowry Barfield	WNR	67,812	2,566,684
	WNRL	21,310	454,969
	Total		3,021,653
Jeffrey S. Beyersdorfer	WNR	51,635	1,954,385
	WNRL	15,721	335,643
	Total		2,290,028
David L. Lamp	WNR	135,550	5,130,568
	Total		5,130,568
Mark J. Smith	WNR	96,987	3,670,958
	WNRL	29,285	625,235
	Total		4,296,193

(1)
Amounts in this column represent WNR time-based equity awards of RSUs, WNR phantom stock and WNRL phantom units that were outstanding as of December 31, 2016. The following table presents by grant date and issuer the vesting schedule of outstanding awards as of December 30, 2016, the last business day of the fiscal year:

	Grant Awards (a)			Remaining Annual Vestings
Name	Issuer	Grant Date	Shares or Units Granted	2017	2018	2019	2020
Paul L. Foster	WNRL	7/26/2016	3,171	3,171
Jeff A. Stevens	WNR	3/26/2013	51,665	10,333	10,333
	WNR	3/26/2014	47,647	9,529	9,529	9,529
	WNR	3/26/2015	30,298	6,060	6,060	6,059	6,059
	WNR	3/26/2015	29,947	5,990	5,989	5,989	5,989
	WNR	3/28/2016	77,049	25,683	25,683	25,683
	WNR	3/28/2016	38,525	12,842	12,842	12,841
	WNRL	1/31/2014	63,252	12,650	12,650	12,650
	WNRL	3/26/2015	13,246	2,649	2,649	2,649	2,649
	WNRL	3/28/2016	12,916	4,306	4,305	4,305
Karen B. Davis	WNR	6/23/2016	10,650		5,325
	WNR	6/23/2016	14,076		4,692	4,692
Gary R. Dalke	WNR	3/26/2013	22,158	4,431	4,431
	WNR	3/26/2014	10,218	2,044	2,043	2,043
	WNR	3/26/2015	4,306	861	861	861	861
	WNR	3/26/2015	12,919	2,584	2,584	2,584	2,583

	Grant Awards (a)			Remaining Annual Vestings
Name	Issuer	Grant Date	Shares or Units Granted	2017	2018	2019	2020
	WNR	3/28/2016	31,546	10,516	10,515	10,515
	WNR	3/28/2016	15,773	5,258	5,258	5,257
	WNRL	1/31/2014	27,128	5,426	5,425	5,425
	WNRL	3/26/2015	3,239	648	648	648	647
	WNRL	3/28/2016	5,288	1,763	1,763	1,762
Lowry Barfield	WNR	3/26/2013	19,747	3,949	3,949
	WNR	3/26/2014	9,106	1,821	1,821	1,821
	WNR	3/26/2015	3,838	768	768	767	767
	WNR	3/26/2015	11,514	2,303	2,303	2,303	2,302
	WNR	3/28/2016	28,113	9,371	9,371	9,371
	WNR	3/28/2016	14,057	4,686	4,686	4,685
	WNRL	1/31/2014	24,176	4,835	4,835	4,835
	WNRL	3/26/2015	2,615	523	523	523	523
	WNRL	3/28/2016	4,713	1,571	1,571	1,571
Jeffrey S. Beyersdorfer	WNR	3/26/2013	15,385	3,077	3,077
	WNR	3/26/2014	7,094	1,419	1,419	1,418
	WNR	3/26/2015	1,495	299	299	299	299
	WNR	3/26/2015	8,970	1,794	1,794	1,794	1,794
	WNR	3/28/2016	21,902	7,301	7,301	7,300
	WNR	3/28/2016	10,951	3,651	3,650	3,650
	WNRL	1/31/2014	18,835	3,767	3,767	3,767
	WNRL	3/26/2015	882	177	176	176	176
	WNRL	3/28/2016	3,715	1,239	1,238	1,238
David L. Lamp	WNR	6/23/2016	57,300	28,650	28,650
	WNR	6/23/2016	78,250	26,083	26,083	26,084
Mark J. Smith	WNR	3/26/2013	28,243	5,648	5,648
	WNR	3/26/2014	13,024	2,605	2,605	2,604
	WNR	3/26/2015	5,489	1,098	1,098	1,098	1,097
	WNR	3/26/2015	16,467	3,294	3,293	3,293	3,293
	WNR	3/28/2016	40,209	13,403	13,403	13,403
	WNR	3/28/2016	20,104	6,702	6,701	6,701
	WNRL	1/31/2014	34,578	6,916	6,915	6,915
	WNRL	3/26/2015	2,249	450	450	450	449
	WNRL	3/28/2016	6,740	2,247	2,247	2,246

(a)
These columns represent time-based awards of RSUs and Phantom Stock Awards granted by WNR and phantom units granted by WNRL, as applicable, on the date noted, that remained subject to vesting requirements as of December 31, 2016. The time-based awards of WNR RSUs and WNRL phantom units granted on March 26, 2013, January 31, 2014, March 26, 2014, and March 26, 2015, vest ratably over five years on the fourth business day prior to the end of the Company's first fiscal quarter each year after the year in which the grant date occurs. The time-based awards of WNR RSUs and WNRL phantom units granted on March 28, 2016 vest ratably over three years on the fourth business day before the end of March in each of the three years following the date of grant. The time-based awards of WNR phantom stock vest ratably on January 18, 2017, January 17, 2018, and January 16, 2019, respectively. The awards listed for Ms. Davis and Mr. Lamp were issued in exchange for canceled NTI awards and the June 23, 2016 grant date is the closing date of the NTI Merger. For more information on these awards, please see “Compensation Discussion and Analysis — 2016 Time-Based RSUs.”

(2)
The market value of the unvested RSUs, phantom stock and phantom units were calculated by multiplying the number of unvested units by $37.85 and $21.35, the closing price of a share or unit of WNR and WNRL common shares or units, respectively, on December 30, 2016, the last business day of the fiscal year.

OPTION EXERCISES AND STOCK VESTING — FISCAL 2016
None of the Company, WNRL or NTI has issued options. The table below provides information as to awards of Company RSUs and phantom stock and WNRL and NTI phantom units that vested in 2016.

		Stock Awards
Name	Issuer	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Paul L. Foster	WNRL	3,104	70,026
	NTI	9,048	210,604
	Total		280,630
Jeff A. Stevens	WNR	31,913	942,391
	NTI	9,048	210,604
	WNRL	15,301	344,732
	Total		1,497,727
Karen B. Davis	WNR	10,017	383,451
	NTI	5,159	129,594
	Total		513,045
Gary R. Dalke	WNR	9,922	292,997
	WNRL	6,074	136,847
	Total		429,844
Lowry Barfield	WNR	8,841	261,075
	NTI	9,048	210,604
	WNRL	5,358	120,716
	Total		592,395
Jeffrey S. Beyersdorfer	WNR	6,589	194,573
	WNRL	3,944	88,858
	Total		283,431
David L. Lamp	WNR	137,641	5,268,897
	NTI	27,753	697,155
	Total		5,966,052
Mark J. Smith	WNR	26,042	664,398
	WNRL	7,366	165,956
	Total		830,354

(1)
The value realized on vesting was calculated by multiplying the number of WNR time-based equity awards of RSUs and phantom stock, WNRL phantom units and NTI phantom units that vested by the closing price on the day prior or day of the vesting.

PENSION BENEFITS
Mr. Lamp and Ms. Davis are eligible to participate in the cash balance pension plan that NTI adopted during November 2011.

		Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2016 Fiscal Year
Name	Plan Name	(#)	($)	($)
Karen B. Davis	Northern Tier Energy Retirement Plan	1.91	26,879	—
David L. Lamp	Northern Tier Energy Retirement Plan	2.83	40,679	—
The NTI Retirement Plan (the "Plan") is a funded, tax-qualified, noncontributory defined benefit pension plan that covers certain NTI employees. Eligible employees under the Plan include all corporate and refining employees who have attained age 21 and completed three months of service. Excluded employees include all retail employees, temporary employees, independent contractors and collectively bargained employees under an agreement that does not provide for participation in the Plan. The Plan is designed as a cash balance plan wherein a participant’s account is credited each year with a pay credit and an interest credit such that increases and decreases in the value of the Plan’s investments do not directly affect the benefit amounts promised to participants.
As of the end of the Plan year, the Plan provides for a pay credit equal to 5% of Compensation (as defined below) for each participant who has completed an hour of service during the Plan year. If a participant’s employment is terminated during the Plan year, he is entitled to the pay credit as of the date of termination. Compensation under the Plan includes wages under Section 3401(a) of the Internal Revenue Code excluding severance pay, sign-on bonuses, or any signing bonuses paid to collectively bargained employees.
In addition, each calendar month, the Plan also provides for an interest credit equal to the participant’s account balance times one plus the applicable interest rate to the 1/12th power minus one. Participants are not entitled to interest credits beginning on or after the annuity starting date unless the benefit is paid solely to satisfy Section 401(a)(9) of the Code or during the Plan year of termination. The applicable interest rate is the average annual yield on 30-year U.S. Treasury bonds for September of the immediately preceding calendar year. For 2016, the interest crediting rate was 2.95%.
A participant is 100% vested in his or her account upon completion of three years of vesting service. If a participant terminates for a reason other than death or disability before completion of this time period, he or she forfeits all benefits under the Plan. If a participant attains normal retirement age, dies or becomes disabled, then he or she is entitled to 100% vesting. A participant attains normal retirement age at age 65. Any distribution received by a participant before age 59½ is considered taxable unless rolled over into an individual retirement account ("IRA") or eligible retirement plan as a tax free rollover. A participant is deemed to be disabled if he or she qualifies for benefits under the long-term disability plan or qualifies for Federal Social Security disability benefits.
The amount of benefit payable with respect to a participant will be his or her vested account balance if payable in lump sum or the actuarially equivalent of such balance if paid in another form; however, where a participant terminates after attaining his or her normal retirement date, the benefit is the greater of the vested account balance or the actuarial increase in such balance as of the end of the preceding plan year (or, later, his or her normal retirement date). The normal form of distribution is a qualified joint and survivor annuity if the participant is married on his or her annuity starting date or a single life annuity if he or she is unmarried on that date. Optional forms of distribution include as follows: (1) lump sum, (2) single life annuity, (3) qualified joint and survivor annuity, or (4) the optional joint and survivor annuity.

NON-QUALIFIED DEFERRED COMPENSATION — FISCAL 2016

	Executive Contributions in Last Fiscal Year	Company Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End
Name	($)	($)	($)	($)	($)
Paul L. Foster	—	—	—	—	—
Jeff A. Stevens (1)	—	—	146,047	—	2,478,872
Karen B. Davis	—	—	—	—	—
Gary R. Dalke	—	—	—	—	—
Lowry Barfield	—	—	—	—	—
Jeffrey S. Beyersdorfer	—	—	—	—	—
David L. Lamp	—	—	—	—	—
Mark J. Smith	—	—	—	—	—

(1)
Reflects shares of the Company’s common stock that were not delivered in connection with the vesting of a portion of his February 28, 2011 and February 17, 2012 RSU awards. The partial share delivery was due to a limitation on deductibility under Section 162(m) contained in the award agreement underlying these RSUs.

The amount in the “Aggregate Earnings in Last Fiscal Year” column reflects the change in fair value of Mr. Stevens’ undelivered shares between January 1, 2016, and December 31, 2016, based on the closing stock prices of the Company’s common stock as of each such date ($35.62 and $37.85, respectively).
The amount in the “Aggregate Balance at Last Fiscal Year-End” column reflects the aggregate fair value of Mr. Stevens’ undelivered shares as of December 31, 2016, based on the closing stock price of the Company’s common stock as of such date ($37.85).

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
All of the current executive officers (other than Mr. Foster) have employment agreements with the Company, including the agreements of Ms. Davis and Mr. Lamp with NTI, which were continued and assumed by the Company. These employment agreements do not provide for any gross-up to cover any applicable excise or income tax that may be incurred due to a severance payment, nor do they provide for severance payments upon death or disability. These employment agreements have an initial three-year term and are automatically extended for successive one-year terms unless either party gives written notice to the other party at least 180 days prior to the initial expiration date or any subsequent anniversary of the initial expiration date that such party desires not to renew the employment agreement. The officers are subject to non-competition requirements under the terms of the employment agreements for a period of two years following the date of termination and are also subject to confidentiality obligations. The award agreements also include change in control and termination-related provisions described below. Messrs. Smith and Beyersdorfer also have employment agreements consistent with those described above. In connection with Mr. Dalke’s retirement from the position of Chief Financial Officer in August 2016, he and the Company entered into an amended employment agreement with a term through August 2017, which agreement does not include cash severance provisions, but includes accelerated vesting of equity awards (or pro-rated vesting for performance awards, subject to meeting the performance criteria) upon an involuntary termination during the term, and he retains applicable termination-related provisions under his award agreements, as described below. The Compensation Committee has determined that Company termination payments are consistent with the Company’s compensation goals and objectives as well as the practices of the Company’s 2016 Compensation Peer Group. Further, the Compensation Committee believes that the Company’s agreements enhance its ability to attract and retain named executive officers who are nationally recognized for their expertise, talent and accomplishments in their specific areas of responsibility at the Company. The descriptions of the named executive officer employment and award agreements do not purport to be a complete statement of the parties’ rights and obligations thereunder and are qualified in their entirety by reference to such agreements, as amended, which are filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. With respect to termination payments in the WNRL phantom unit award agreements, these provisions are established by WNRL, not the Compensation Committee.

Involuntary Termination Outside a Change of Control Period. If a named executive officer’s employment or service as an officer or a director is involuntarily terminated without cause, or resigns as a result of a change in duties (each as defined in the relevant employment agreements and amendments thereto), and such termination takes place outside a change of control period (as defined in the relevant employment agreements, including amendments thereto, and applicable award agreement), the named executive officer will be entitled to the following:

(1)
Severance. The named executive officer will be entitled to severance in an amount equal to two times the named executive officer’s annual base salary, to be paid over a two-year period in monthly payments equal to one-twelfth of his or her annual base salary in effect on the date of his or her involuntary termination.

(2)
Performance Awards. If an involuntary termination without cause takes place following the end of a performance period of any performance award, the named executive officer will be entitled to payment under such performance award, that is deemed to have been earned prior to termination. If an involuntary termination without cause takes place during a performance period of any performance award, any payout is solely in the discretion of the Compensation Committee and would be subject to performance achievement.

(3)
Benefits. The named executive officer will be entitled to continue participating in certain medical, dental and vision plans for a period of up to two years at no greater cost to the named executive officer than a similarly situated current Company employee.

Involuntary Termination During a Change of Control Period. If a named executive officer’s employment or service as an officer or a director is involuntarily terminated without cause, or resigns as a result of a change in duties (each as defined in the relevant employment agreements and amendments thereto), and such termination takes place during a change of control period (as defined in the relevant employment agreements, including amendments thereto, and applicable award agreement), instead of the payments discussed above, the named executive officers will be entitled to the following:

(1)
Severance. Mr. Stevens will be entitled to an amount equal to two times his annual base salary in effect on the date of his involuntary termination. Ms. Davis and Messrs. Barfield, Beyersdorfer, Lamp and Smith, will be entitled to a lump sum payment equal to two times the officer’s annual base salary in effect on the date of his or her involuntary termination and two times a specified annual bonus amount (as defined in the relevant employment agreement, based on the highest of (x) the most recent actual annual bonus for such officer, (y) the average of the most recent three annual bonuses for such officer, or (z) a fixed percentage of salary (75% for Messrs. Barfield and Smith and 100% for Ms. Davis and Messrs. Beyersdorfer and Lamp)).

(2)
Performance Awards. The named executive officer will be entitled to payout of any outstanding performance award at 100% of the Target Amount (as defined in the relevant award agreements). Outstanding performance awards that have been earned but not yet paid will be paid at the earned amount, rather than the Target Amount.

(3)
Unvested RSU Awards. The named executive officer’s unvested Company RSU awards would immediately vest under the 2010 LTIP. RSUs granted prior to November 17, 2016, vest in full on a change in control. RSUs granted after such date would vest only upon an involuntary termination during the change in control period.

(4)	Unvested Phantom Stock Awards. The named executive officer’s unvested Company Phantom Stock Awards would immediately vest under the NTI LTIP.

(5)	Unvested WNRL Phantom Unit Awards. The named executive officer’s unvested WNRL phantom unit awards would immediately vest under the WNRL LTIP.

(6)
Accrued DERs. The named executive officers would receive the amount of WNR dividend equivalent rights accrued on unvested awards, pre-merger performance cash awards for legacy NTI employees and WNRL distribution equivalent rights accrued on unvested awards.

(7)
Benefits. The named executive officer will be entitled to continue participating in certain medical, dental and vision plans for a period of up to two years at no greater cost to the named executive officer than a similarly situated current Company employee.

Death or Disability. If a named executive officer’s employment with the Company is terminated due to his or her death or Disability (as defined in the relevant award agreement), the named executive officers will be entitled to the following:

(1)
Performance Awards. If a named executive officer dies or becomes disabled following the end of a performance period of any performance award, the named executive officer will be entitled to payment under such performance award, that is deemed to have been earned prior to his or her death or disability. If he or she dies or becomes disabled during a performance period of any performance award, any payout is solely in the discretion of the Compensation Committee and would be subject to performance achievement.

(2)	Unvested RSU Awards. The named executive officer’s unvested Company RSU awards would immediately vest under the 2010 LTIP.

(3)	Unvested WNRL Phantom Unit Awards. The named executive officer’s unvested WNRL phantom unit awards would immediately vest under the WNRL LTIP.
In the event of a named executive officer’s death or disability, his or her unvested Company RSU and Phantom Stock Awards and WNRL phantom unit awards would immediately vest, resulting in an aggregate acceleration of equity awards to Mr. Foster of $67,701, Mr. Stevens of $11,853,969, Ms. Davis of $556,736, Mr. Dalke of $3,395,716, Mr. Lamp of $5,130,568, Mr. Smith of $4,296,193, Mr. Barfield of $3,021,653 and Mr. Beyersdorfer of $2,290,028.
Assuming an involuntary termination (as described above) occurred on December 31, 2016, the following termination payments would be applicable for each named executive officer listed below.
INVOLUNTARY TERMINATION
(OUTSIDE A CHANGE OF CONTROL PERIOD)

	Severance Payment	Value of Employee Benefits to be Continued	Payment of Performance Unit Awards	Accelerated Vesting of Equity Awards	Accrued DERs	Total
Name	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
Paul L. Foster	—	—	—	—	—	—
Jeff A. Stevens	2,226,860	22,504	1,881,816	—	—	4,131,180
Karen B. Davis	850,000	22,504	—	—	—	872,504
Gary R. Dalke	—	—	807,090	3,395,716	264,161	4,466,967
Lowry Barfield	812,526	33,743	719,272	—	—	1,565,541
Jeffrey S. Beyersdorfer	645,306	33,743	560,363	—	—	1,239,412
David L. Lamp	1,890,000	22,504	—	—	—	1,912,504
Mark J. Smith	1,162,102	33,743	1,028,726	—	—	2,224,571

(1)
Generally the named executive officer will be entitled to severance in an amount equal to two times the named executive officer’s annual base salary, to be paid over a two-year period in monthly payments equal to one-twelfth of his or her annual base salary in effect on the date of his or her involuntary termination. Please see discussion under “Potential Payments Upon Termination or Change of Control” above for a description of severance payments.

(2)
Generally named executive officers may be entitled to continue participating in certain employee health plans for a period of up to two years. “Benefits to be Continued” for each named executive officer represents two years of the officer’s 2016 elected medical, dental and vision benefits.

(3)
Each of the named executive officers, other than Mr. Lamp and Ms. Davis, will also be entitled to receive payment under the 2014 PUAs, which have a performance period that ended on December 31, 2016 (see "Compensation Discussion and Analysis — Named Executive Officer Compensation for 2016 — Settlement of the 2014 Performance Unit Awards in 2016" above). The amounts paid to the named executive officers under the 2014 PUAs are included in this column as the performance period has concluded and the calculation of 2014 PUAs for each of the named executive officers is complete. For involuntary terminations without cause occurring during a performance period outside a change of control period (as defined in the relevant performance unit award agreements), the payout of any performance unit award in the event of involuntary termination is in the discretion of the Compensation Committee, would be subject to performance achievement, and could range from zero to the maximum payout applicable under the performance award. See the compensation table "Grants of Plan-Based Awards — Fiscal 2016" above for a description of the maximum payout under the 2016 PUAs for each of the Company's named executive officers.

(4)
This column represents the aggregate market value of the RSUs and phantom units subject to acceleration, calculated by multiplying the number of unvested RSUs on December 31, 2016, by $37.85, which was the closing price of a share of the Company’s common stock on December 30, 2016, and WNRL phantom units subject to acceleration, calculated by multiplying the number of unvested phantom units on December 31, 2016, by $21.35, which was the closing price of a unit of WNRL’s common units on December 30, 2016.

(5)
This column represents the amount of WNR dividend equivalent rights accrued on unvested awards, pre-merger performance cash awards for legacy NTI employees and WNRL distribution equivalent rights accrued on unvested awards.

INVOLUNTARY TERMINATION
(WITHIN CHANGE OF CONTROL PERIOD)

	Severance Payment	Value of Employee Benefits to be Continued	Payment of Performance Unit Awards	Accelerated Vesting of Equity Awards	Accrued DERs	Total
Name	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
Paul L. Foster	—	—	—	67,701	2,648	70,349
Jeff A. Stevens	2,226,860	22,504	3,291,645	11,853,969	757,992	18,152,970
Karen Davis	2,368,100	22,504	795,967	556,736	142,743	3,886,050
Gary R. Dalke	—	—	1,347,680	3,395,716	264,161	5,007,557
Lowry Barfield	2,030,190	33,743	1,201,039	3,021,653	234,831	6,521,456
Jeffrey S. Beyersdorfer	1,596,696	33,743	944,914	2,290,028	177,406	5,042,787
David Lamp	5,265,540	22,504	4,342,365	5,130,568	948,489	15,709,466
Mark J. Smith	2,903,368	33,743	1,717,767	4,296,193	332,615	9,283,686

(1)	Please see discussion under “Potential Payments Upon Termination or Change of Control” above for a description of severance payments.

(2)
Named executive officers may be entitled to continue participating in certain employee health plans for a period of up to two years. “Benefits to be Continued” for each named executive officer represents two years of the officer’s 2016 elected medical, dental and vision benefits.

(3)
In the event of termination during a change of control period (as defined in the relevant performance unit award agreements) and pursuant to the applicable award agreement, outstanding performance unit awards and WNR Performance Cash Awards will be paid out at 100% of the Target Amount (as defined in the relevant award agreements). Performance unit awards and WNR Performance Cash Awards may be paid in cash or stock, at the discretion of the Compensation Committee. Amounts in this column reflect the Target Amounts under the PUAs and the WNR Performance Cash Awards.

(4)
This column represents the aggregate market value of the RSUs, phantom stock and phantom units subject to acceleration, calculated by multiplying the number of unvested RSUs and phantom stock on December 31, 2016, by $37.85, which was the closing price of a share of the Company’s common stock on December 30, 2016, and WNRL phantom units subject to acceleration, calculated by multiplying the number of unvested phantom units on December 31, 2016, by $21.35, which was the closing price of a unit of WNRL’s common units on December 30, 2016.The RSUs reflected in this table were granted prior to November 17, 2016 and so would accelerate in full on a change in control regardless of an involuntary termination.

(5) Each of the named executive officers will be entitled to receive the amount of WNR dividend equivalent rights accrued on unvested awards, pre-merger performance cash awards for legacy NTI employees and WNRL distribution equivalent rights accrued on unvested awards.
Northern Tier Energy LP
This information is omitted for NTI pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Western Refining, Inc.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the common stock of the Company and the Company’s subsidiary, WNRL, as of February 8, 2017, by:

•	Each director and nominee for director;

•	Each executive officer named in the summary compensation table;

•	Each person known by the Company to beneficially own more than 5% of the outstanding common stock of the Company; and

•	All of the Company’s executive officers and directors as a group.
The number of shares and percentage of beneficial ownership set forth below are based on 108,882,705 shares of common stock of the Company and 38,074,324 common units of WNRL, issued and outstanding as of February 8, 2017. The number of shares and percentage of beneficial ownership set forth below includes shares of the Company’s common stock held as of February 8, 2017, and RSUs scheduled to vest within 60 days thereafter and are anticipated to be settled in common stock. In addition, pursuant to the SEC’s rules and regulations, the table below includes beneficial ownership of the common units representing limited partnership interests of the Company’s affiliate, WNRL, as of February 8, 2017. WNRL’s limited partnership units are traded on the New York Stock Exchange. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and dispositive power with respect to all shares of common stock and common units shown as beneficially owned by them, and their address is 212 N. Clark St., El Paso, Texas 79905.

	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Name	Western Refining, Inc.		Western Refining Logistics, LP
Paul L. Foster (1)	19,564,047	18.0%	802,484	2.1%
Sigmund L. Cornelius	25,256	*	2,500	*
L. Frederick Francis (2)	82,901	0.1%	—	—%
Robert J. Hassler (3)	20,000	*	—	—%
Brian J. Hogan (4)	85,887	0.1%	10,000	*
Jeff A. Stevens	3,626,893	3.3%	430,297	1.1%
Scott D. Weaver	1,307,229	1.2%	123,373	0.3%
Lowry Barfield	67,772	0.1%	13,536	*
Jeffrey S. Beyersdorfer	81,401	0.1%	12,868	*
Gary R. Dalke	61,345	0.1%	22,937	*
Karen B. Davis	6,428	*	—	—%
David L. Lamp	173,769	0.2%	—	—%
Mark J. Smith	73,051	0.1%	44,000	0.1%

All directors and executive officers as a group (13 persons)	25,175,979	23.1%	1,461,995	3.8%

Other 5% or more shareholders:
Franklin Mountain Investments Limited Partnership (5)	16,129,581	14.9%	—	—%
Van Eck Associates Corporation (6)	5,518,600	5.1%	—	—%
BlackRock Inc. (7)	8,236,752	7.6%	—	—%
The Vanguard Group (8)	6,721,314	6.2%	—	—%

*	The number of shares beneficially owned is less than 0.1% of the total shares outstanding as of February 8, 2017.

(1)
Of the Company shares indicated as beneficially owned by Mr. Foster, 16,129,581 are beneficially owned by Franklin Mountain Investments Limited Partnership (“FMILP”). Mr. Foster is the sole shareholder and President of Franklin Mountain G.P., LLC, the General Partner of FMILP and, as such, he may be deemed to have voting and dispositive power over the shares beneficially owned by FMILP.

(2)
During Mr. Francis’ tenure on the Board, he received 32,680 RSU awards which vested into deferral under the Director Deferred Compensation Plan and, due to the deferral election, are excluded from his total shares beneficially owned until settlement.

(3)
During Mr. Hassler’s tenure on the Board, he received 6,697 RSU awards which vested into deferral under the Director Deferred Compensation Plan and, due to the deferral election, are excluded from his total shares beneficially owned until settlement.

(4)
Of the Company shares indicated as beneficially owned by Mr. Hogan, 1,000 shares are held in Uniform Gift to Minors accounts for which Mr. Hogan is custodian and 500 shares are held in a Joint Tenant with Right of Survivorship account for which Mr. Hogan is a co-account holder. Mr. Hogan has also received 24,423 RSU awards which vested into deferral under the Director Deferred Compensation Plan and, due to the deferral election, are excluded from his total shares beneficially owned until settlement.

(5)
Of the Company shares indicated as beneficially owned by FMILP, FMILP has shared voting and dispositive power over all of the shares and no sole voting and dispositive power. Paul L. Foster is the sole shareholder and President of Franklin Mountain G.P., LLC, the General Partner of FMILP and, as such, he may be deemed to have voting and dispositive power over the shares beneficially owned by FMILP.

(6)
Van Eck Associates Corporation, (“Van Eck”) filed with the SEC a Schedule 13G on February 14, 2012. Based solely on the disclosure set forth in the Schedule 13G, Van Eck has sole voting and dispositive power with respect to 5,518,600 shares of the Company’s common stock, and shared voting and dispositive power with respect to none of the shares. Van Eck’s address is 335 Madison Ave., 19th Floor, New York, New York 10017.

(7)
BlackRock Inc. (“BlackRock”) filed with the SEC a Schedule 13G on January 27, 2017. Based solely on the disclosure set forth in the Schedule 13G, BlackRock has sole dispositive power with respect to 8,236,752 shares of the Company’s common stock, sole voting power for 8,023,843 shares to the Company’s common stock, and shared voting and dispositive power with respect to none of the shares. BlackRock’s address is 55 East 52nd Street, New York, New York 10055.

(8)
The Vanguard Group (“Vanguard”) filed with the SEC a Schedule 13G/A, on February 10, 2017. Based solely on the disclosure set forth in the Schedule 13G/A, Vanguard has sole dispositive power with respect to 6,620,799 shares of the Company’s common stock, sole voting power for 96,032 shares of the Company’s common stock, shared dispositive power for 100,515 shares of the Company’s common stock and shared voting power for 9,008 shares of the Company’s common stock. Vanguard’s address is 100 Vanguard Blvd., Malvern, PA 19355.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Western Refining, Inc.
Policies for the Review and Approval of Related-Person Transactions
The Board has delegated to the Audit Committee the responsibility for reviewing and approving all related-person transactions defined by, or those transactions required to be disclosed under, Item 404 of Regulation S-K of the SEC, unless such transactions are otherwise reviewed by the Board or another committee thereof. This requirement is set forth in the Audit Committee charter (which can be accessed on the Company’s website at www.wnr.com or by sending a written request to Lowry Barfield, Secretary, at the Company’s corporate headquarters located at 212 N. Clark St., El Paso, Texas 79905). The Company’s Executive Vice President, General Counsel and Secretary is primarily responsible for obtaining information from the directors and executive officers with respect to related-person transactions and for then determining, based on the facts and circumstances, whether the Company or a related-person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related-person are disclosed in this report.
Effective November 30, 2012, an entity controlled by Paul Foster purchased the building and related lease agreements of certain office space and parking garage space that the Company and other commercial tenants occupy in El Paso, Texas. This lease agreement expired in January 2017. Under the terms of the lease, the Company made annual payments of $236,775. For the year ended December 31, 2016, the Company made rental payments under the leases of approximately $236,775. No additional amounts were due under the lease as of December 31, 2016.
In April 2014, the Company entered into a sponsorship agreement with a local baseball team based out of El Paso, Texas that is partially owned by an entity controlled by Paul Foster for key promotional and advertising space. Under the agreement, the Company agreed to a three-year sponsorship commitment of $125,000 per year, which amount will increase by 1.5% each year, and also agreed to invest $15,000 in updating the baseball fields of local schools in El Paso. The April 2014, sponsorship agreement expired on December 31, 2016. In October 2016, the Company renewed this sponsorship arrangement, by entering into a new sponsorship agreement with the same baseball team for an additional three-year period (2017, 2018 and 2019). The commitment under the October 2016, sponsorship agreement is $130,710 in year one, with annual increases of 1.5%, and an investment of $15,000 for updating the baseball fields of local schools in El Paso. This sponsorship represents a high profile community opportunity to continue to build the Company’s brand over a sustained period of time and continues to demonstrate the Company’s commitment to its local communities.
Relationship with WNRL
As discussed above in the “Compensation Discussion and Analysis” section, on October 16, 2013, WNRL completed its initial public offering (the “Offering”). The Company owns WRGP, the general partner of WNRL. As of December 31, 2016, the Company owned a 52.6% limited partner interest in WNRL and the public owned a 47.4% limited partner interest in WNRL.
Transactions with WNRL are generally considered to be related party transactions because Messrs. Stevens, Smith, Barfield and Beyersdorfer and Ms. Davis each serve as executive officers of both the Company (including its wholly owned subsidiaries) and WRGP, the general partner of WNRL. In addition, Messrs. Foster, Stevens and Weaver also serve on the board of directors of WRGP.
WNRL Distributions of Available Cash
WNRL generally makes cash distributions to its unitholders pro rata, including the Company, as the holder of 9,207,847 common units and 22,811,000 subordinated units as of December 31, 2016. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the Company will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. On March 2, 2017, the 22,811,000 subordinated units held by Western converted into common units on a one-for-one basis.
WNRL generated sufficient available cash to exceed the full minimum quarterly distribution on all of its outstanding units for each quarter in 2016. The Company received an aggregate distribution of $36.8 million on its common units, subordinated units and general partner interest, including a quarterly cash distribution of $0.4375 per unit for the fourth quarter of 2016 that was declared by the board of directors of WRGP on January 31, 2017. WNRL paid the distribution on March 1, 2017, to all unitholders of record on February 13, 2017. On April 28, 2017, the board of directors of WRGP declared a distribution of $0.4525 per unit. The distribution will be paid on May 23, 2017, to all unitholders or record at the close of market on May 9, 2017.

St. Paul Park Logistics Acquisition
On September 7, 2016, the Company entered into a contribution agreement with WNRL under which the Company sold to WNRL certain terminalling, transportation and storage assets consisting of the Cottage Grove tank farm and certain terminals, storage assets, pipelines and other logistics assets located at Western's St. Paul Park refinery ("St. Paul Park Logistics Assets"). The St. Paul Park Logistics Assets primarily receive, store and distribute crude oil, feedstock and refined products associated with Western's St. Paul Park refinery. WNRL acquired the St. Paul Park Logistics Assets from Western in exchange for $195 million in cash and 628,224 common units representing limited partner interests in WNRL. We refer to this transaction as the "St. Paul Park Logistics Transaction."
WNRL acquired approximately four million barrels of refined product and crude oil storage tanks, a light products terminal, a heavy products loading rack, certain rail and barge facilities, certain other related logistics assets, and two crude oil pipeline segments and one pipeline segment not currently in service, each of which is approximately 2.5 miles and extends from Western's refinery in St. Paul Park, Minnesota to Western’s tank farm in Cottage Grove, Minnesota. Western made certain representations and warranties regarding the acquired assets, including with respect to environmental matters, and agreed to indemnify WNRL for breaches of those representations and warranties, subject to specified deductibles, caps and other limitations.
Information about these transactions can be found in the Contribution Agreement. The description of the Contribution Agreement above is qualified in its entirety by reference to the full text of the Contribution Agreement which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2016.
Omnibus Agreement
On October 16, 2013, in connection with the closing of the Offering, WNRL entered into an Omnibus Agreement (the “Omnibus Agreement”) with WRGP, the Company and certain of its subsidiaries. The Omnibus Agreement addresses the following items:

•
WNRL’s obligation to reimburse the Company for the provision by the Company of certain general and administrative services (this reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement and services agreement), as well as certain other direct or allocated costs and expenses incurred by the Company on WNRL’s behalf;

•	WNRL’s rights of first offer to acquire certain logistics assets from the Company;

•
an indemnity by the Company for certain environmental and other liabilities, and WNRL’s obligation to indemnify the Company for events and conditions associated with the operation of WNRL’s assets that occur after closing of the Offering and for environmental liabilities related to WNRL’s assets to the extent the Company is not required to indemnify WNRL;

•	the Company’s transfer of certain environmental permits related to WNRL’s assets to WNRL and WNRL’s use of such permits prior to the transfer thereof; and

•
the granting of a license from the Company to WNRL with respect to the use of certain of the Company’s trademarks and WNRL’s granting of a license to the Company with respect to use of certain of its trademarks.

The Omnibus Agreement generally terminates in the event of a change of control of us or our general partner.
The description of the Omnibus Agreement above is qualified in its entirety by reference to the full text of the Omnibus Agreement, which is filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2013.
Services Agreements
On October 16, 2013, in connection with the closing of the Offering, WNRL and the Company entered into an Operational Services Agreement (the “Services Agreement”) under which WNRL reimburses the Company for the Company’s provision of certain personnel to provide operational services to WNRL and under WNRL’s supervision in support of its pipelines and gathering assets and terminalling and storage facilities, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as WNRL and the Company may mutually agree upon from time to time. The Company will prepare a maintenance, operating and capital budget on an annual basis subject to WNRL’s approval. The Company submits actual expenditures for reimbursement on a monthly basis, and WNRL reimburses the Company for providing these services.

WNRL may terminate any of the services provided by the personnel provided by the Company upon 30 days prior written notice. Under the Services Agreement, either party may terminate this agreement upon prior written notice if the other party is in material default under the agreement and such party fails to cure the material default within 20 business days. The Services Agreement has an initial term of ten years and may be renewed by two additional five-year terms upon agreement between WNRL and the Company which is evidenced in writing prior to the end of the initial term of ten years or the first renewal term of five years. If a force majeure event prevents a party from carrying out its obligations (other than to make payments due) under the agreement, such obligations, to the extent affected by force majeure, will be suspended during the continuation of the force majeure event. These force majeure events include acts of God, strikes, lockouts or other industrial disturbances, wars, riots, fires, floods, storms, orders of courts or governmental authorities, explosions, terrorist acts, accidental disruption of service, breakage, breakdown of machinery, storage tanks or lines of pipe and inability to obtain or unavoidable delays in obtaining material or equipment and any other circumstances not reasonably within the control of the party claiming suspension and that by the exercise of due diligence such party is unable to prevent or overcome.
The description of the Services Agreement above is qualified in its entirety by reference to the full text of the Services Agreement, which is filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2013.
During 2016, WNRL recorded total indirect charges related to general and administrative expenses and operating and maintenance expenses under both the Omnibus Agreement and the Services Agreement of $75.1 million.
On October 30, 2014, the Company and NTI entered into a Shared Services Agreement (“NTI Services Agreement”) pursuant to which the Company and NTI would provide certain services to each other in support of their operations. During 2016, the Company incurred expenses of $0.8 million that are reimbursable from NTI under the NTI Services Agreement. On May 4, 2015, the Company entered into a Joinder Agreement with WNRL and NTI that joined WNRL as a party to the NTI Services Agreement. Under the Joinder Agreement, WNRL provides certain scheduling and other services in support of NTI’s operations and NTI reimburses WNRL for the costs associated with providing such services. During 2016, WNRL incurred expenses of $0.4 million that are reimbursable from NTI under the Joinder Agreement.
Commercial Agreements
The Company has entered into, and amended from time to time, the following commercial agreements with WNRL in connection with WNRL’s Offering and the Company’s sale to WNRL of its southwest wholesale business and the TexNew Mex Pipeline and other related assets.
The Company’s obligations under these commercial agreements will not terminate if the Company no longer controls WRGP. These commercial agreements include provisions that permit the Company to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. These events include the Company deciding to permanently or indefinitely suspend refining operations at one or both of its refineries, as well as WNRL being subject to certain force majeure events that would prevent WNRL from performing required services under the applicable agreement.
Pipeline Agreement
WNRL and the Company have entered into a Pipeline and Gathering Services Agreement, as amended (the “Pipeline Agreement”) under which WNRL agreed to transport crude oil on its Permian Basin system for use at the Company’s El Paso Refinery and on WNRL’s Four Corners system to the Company’s Gallup Refinery. WNRL charges the Company fees for pipeline movements, truck offloading and product storage. During 2016, WNRL recorded $75.4 million in revenues, and the Company recorded the same amount in fee-based expenses, under this Pipeline Agreement.
In connection with the sale of the TexNew Mex Transaction, the Company entered into the amendment to the Pipeline Agreement. Among other things, the Amendment to the Pipeline Agreement amends the scope of the existing agreement to include the provision of storage services and a minimum volume commitment of 80,000 barrels of storage at the Star Lake storage tank. In this Amendment to the Pipeline Agreement, the Company also agreed to provide a minimum volume commitment of 13,000 bpd of crude oil on the TexNew Mex Pipeline for 10 years from the date of the Amendment to the Pipeline Agreement.
The description of the Pipeline Agreement provided above is qualified in its entirety by reference to the full text of the Pipeline Agreement, which is filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2013. The description of the Amendment to the Pipeline Agreement provided above is qualified in its entirety by reference to the full text of the Amendment to the Pipeline Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2015.

Terminalling Agreements
Southwest
WNRL entered into a Terminalling, Transportation and Storage services agreement, as amended (the “Terminalling Agreement”) with the Company under which WNRL agreed to, among other things, distribute products produced at the Company’s refineries, connect the Company’s refineries to third-party pipelines and systems and provide fee-based asphalt terminalling and processing services. At WNRL’s network of crude oil and refined products terminals and related assets and storage facilities, WNRL charges the Company fees for crude oil, blendstock and refined product storage, shipments into and out of storage and additive and blending services. At WNRL’s asphalt plant and terminal in El Paso and its three stand-alone asphalt terminals, WNRL charges the Company fees for asphalt storage, shipments into and out of asphalt storage and asphalt processing and blending. During 2016, WNRL recorded $89.6 million in fee-based revenues, paid by the Company, related to the Terminalling Agreement.
The description of the Terminalling Agreement provided above is qualified in its entirety by reference to the full text of the Terminalling Agreement, which is filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2013.
St. Paul Park
The Company entered into a terminalling, transportation and storage services agreement (the "St. Paul Park Terminalling Agreement") with WNRL. Pursuant to the St. Paul Park Terminalling Agreement, WNRL agreed to provide product storage services, product throughput services and product additive and blending services at the terminal facilities located at or near Western's refinery in St. Paul Park, Minnesota. In exchange for such services, Western has agreed to certain minimum volume commitments and to pay certain fees. The St. Paul Park Terminalling Agreement will have an initial term of ten years, which may be extended for up to two renewal terms of five years each upon the mutual agreement of the parties. During 2016, WNRL recorded fee based revenues of $13.6 million related to this agreement.
The description of the St. Paul Park Terminalling Agreement provided above is qualified in its entirety by reference to the full text of the St. Paul Park Terminalling Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2016.
Product Supply Agreement
The Company entered into a Product Supply Agreement, as amended (the “Product Supply Agreement”) with WNRL under which the Company will supply and WNRL will purchase approximately 79,000 barrels per day of refined products. The price per barrel will be based upon OPIS or Platts indices on the day of delivery. Pricing is subject to annual revision based on mutual agreement between the Company and WNRL. The Product Supply Agreement provides for the Company to make-up payments to WNRL in any month that WNRL’s average margin on non-delivered rack sales is less than a certain amount. During 2016, WNRL recorded $2.2 million in revenues related to make-up payments paid by the Company, under the Product Supply Agreement.
The description of the Product Supply Agreement provided above is qualified in its entirety by reference to the full text of the Product Supply Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2014.
Fuel Distribution and Supply Agreement
The Company entered into a Fuel Distribution and Supply Agreement with WNRL under which the Company agreed to purchase all of its retail requirements for branded and unbranded motor fuels for its retail and unmanned fleet fueling sites at a price per gallon that is $0.03 per gallon above WNRL’s cost. The Company has agreed to purchase a minimum of 645,000 barrels per month of branded and unbranded motor fuels for its retail and unmanned fleet fueling sites. In any month that the Company doesn’t purchase the minimum volume, the Company will pay WNRL $0.03 per gallon shortfall. During 2016, WNRL recorded $10.1 million in revenues, paid by the Company, under the Fuel Distribution and Supply Agreement.
The description of the Fuel Distribution and Supply Agreement provided above is qualified in its entirety by reference to the full text of the Fuel Distribution and Supply Agreement, which is filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2014.

Crude Oil Trucking Transportation Services Agreement
The Company entered into a Crude Oil Trucking Transportation Services Agreement, as amended, with WNRL under which the Company has agreed to pay a flat rate per mile per barrel plus monthly fuel adjustments and customary applicable surcharges. The rates are subject to adjustment annually based on mutual agreement between the Company and WNRL. The Company has agreed to a contract minimum of 1.525 million barrels of crude oil for hauling each month. During 2016, WNRL recorded $36.3 million in revenues related to mileage rates and other adjustments and surcharges, paid by the Company, under this agreement.
The description of the Crude Oil Trucking Transportation Services Agreement provided above is qualified in its entirety by reference to the full text of the Crude Oil Trucking Transportation Services Agreement, which is filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2014.
Asphalt Trucking Transportation Services Agreement
The Company entered into an asphalt trucking transportation services agreement with WNRL under which Western has agreed to pay a flat rate per mile per ton (with market adjustments) based on the distance between the applicable pick-up and delivery points, plus monthly fuel adjustments and customary applicable surcharges. The rates are subject to adjustment annually based on mutual agreement between WNRL and Western. Volumes of asphalt transported pursuant to this agreement will be credited, on a barrel per barrel basis, towards Western’s contract minimum under the Crude Oil Trucking Transportation Services Agreement. Under this Agreement, Western has given WNRL the first option to transport all asphalt volumes Western transports by truck.
During the year ended December 31, 2016, WNRL recorded $8.3 million in revenues related to mileage rates and other adjustments and surcharges from Western under this agreement.
The description of the asphalt trucking transportation services agreement provided above is qualified in its entirety by reference to the full text of the asphalt trucking transportation services agreement, which is filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016.
NTI Merger Agreement
The Company entered into an Agreement and Plan of Merger dated as of December 21, 2015 (the “NTI Merger Agreement”) with Western Acquisition Co, LLC, a wholly owned subsidiary of the Company (“MergerCo”), NTI and NTGP to acquire all of NTI’s outstanding common units (including outstanding common units held by Company directors, officers and employees) not already held by the Company. Each of the outstanding NTI common units held by unitholders other than the Company (the “NTI Public Unitholders”) were converted into the right to receive, subject to election by the NTI Public Unitholders and proration, (i) $15.00 in cash without interest and 0.2986 of a share of our common stock; (ii) $26.06 in cash without interest; or (iii) 0.7036 of a share of our common stock. Upon the terms and subject to the conditions set forth in the NTI Merger Agreement, MergerCo merged with and into NTI and the separate limited liability company existence of MergerCo ceased and NTI continued to exist, as a limited partnership under Delaware law and as an indirect wholly owned subsidiary of the Company, as the surviving entity in the merger (the “Merger”). The Merger closed in June, 2016. The Company issued 17.1 million shares of Company common stock in connection with the Merger and funded the cash portion of the Merger consideration, which was approximately $859.9 million.
The description of the NTI Merger Agreement provided above is qualified in its entirety by reference to the full text of the NTI Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2015.
Northern Tier Energy LP
This information is omitted for NTI pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Western Refining, Inc.
For fiscal years 2016 and 2015, the following fees and expenses were billed by Deloitte & Touche LLP for the indicated services:

	Year Ended
	December 31,
	2016	2015
	(In thousands)
Audit Fees and Expenses	$4,659	$4,386
Audit-related Fees	231	20
Tax Fees	415	477
All Other Fees	2	2
Total Fees and Expenses	$5,307	$4,885
For fiscal 2016, audit fees consisted of fees billed for professional services rendered for (i) the audit of WNRL, NTI and the Company’s 2016 consolidated financial statements; (ii) the audit of the effectiveness of WNRL, NTI and the Company’s internal control over financial reporting as of December 31, 2016; (iii) the review of WNRL, NTI and the Company’s interim consolidated financial statements included in quarterly reports; (iv) audits of carve-out financial statements of a newly formed subsidiary; and (v) other services that were normally provided by Deloitte in connection with statutory and regulatory filings or engagements. Tax fees include $0.1 million for tax compliance services, $0.2 million for tax planning services and $0.1 million of pass-through expenses in connection with acquiring investor data necessary for preparation of Form K-1s. Total fees and expenses included approximately $0.9 million, $1.5 million and $2.9 million (including approximately $75,000 of reimbursed out-of-pocket expenses) for WNRL, NTI and the Company, respectively, for fiscal year 2016.
For fiscal 2015, audit fees consisted of fees billed for professional services rendered for (i) the audit of WNRL, NTI and the Company’s 2015 consolidated financial statements; (ii) the audit of the effectiveness of WNRL, NTI and the Company’s internal control over financial reporting as of December 31, 2015; (iii) the review of WNRL, NTI and the Company’s interim consolidated financial statements included in quarterly reports; (iv) audits of carve-out financial statements of a newly formed subsidiary; and (v) other services that were normally provided by Deloitte in connection with statutory and regulatory filings or engagements. Tax fees include $0.2 million for tax compliance services, $0.1 million for tax planning services and $0.2 million of pass-through expenses in connection with acquiring investor data necessary for preparation of Form K-1s. Total fees and expenses included approximately $0.7 million, $1.7 million and $2.5 million (including approximately $106,000 of reimbursed out-of-pocket expenses) for WNRL, NTI and the Company, respectively, for fiscal year 2015.
Policy on Audit Committee Pre-Approval and Permissible Non-Audit Services of the Independent Auditors
The Audit Committee has determined that the provision of certain non-audit services by Deloitte is compatible with maintaining their independence. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2016 and 2015, all services provided by Deloitte were approved in accordance with this policy.

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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements: The financial statements listed in the Index to Financial Statements were filed as part of the Original Filing.
(b) The following exhibits are filed herewith (or incorporated by reference herein):
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

12.1	Statements of Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP, dated March 1, 2017.
31.1*	Certification Statement of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Statement of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.
_______________________________________

*	Filed herewith.
**	Furnished herewith.
***	Reports filed by the Company under the Securities Exchange Act of 1934, as amended (including Form 10-K, Form 10-Q and Form 8-K), are filed under File No. 001-32721.
†	Management contract or compensatory plan or arrangement.
††	The SEC has granted confidential treatment for certain portions of this Exhibit pursuant to a confidential treatment order. Such portions have been omitted and filed separately with the SEC.

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

Number	Exhibit Title
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

Number	Exhibit Title
10.18†	Northern Tier 2015 Performance Bonus Program (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on December 8, 2014).
10.19†	Form of Performance-Based Phantom Unit Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on December 8, 2014).
10.20†	Form of Employment Agreement for Executive Officers (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on May 6, 2015).
10.21†	Form of Indemnification Agreement for Executive Officers (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on January 26, 2015).
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

31.2*	Certification Statement of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Statement of Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.
_______________________________________

*	Filed herewith.
**	Furnished herewith.
***	Reports filed by the Company under the Securities Exchange Act of 1934, as amended (including Form 10-K, Form 10-Q and Form 8-K), are filed under File No. 001-35612.
†	Management contract or compensatory plan or arrangement.
††	The SEC has granted confidential treatment for certain portions of this Exhibit pursuant to a confidential treatment order. Such portions have been omitted and filed separately with the SEC.

APPENDIX A
RECONCILIATION OF ADJUSTED EBITDA TO NET INCOME
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
The following table reconciles net income attributable to Western Refining, Inc. to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2016	2015
	(In thousands)
Net income attributable to Western Refining, Inc.	$124,939	$406,756
Net income attributed to non-controlling interests	62,067	207,675
Interest expense and other financing costs	123,291	105,603
Provision for income taxes	54,868	223,955
Depreciation and amortization	216,787	205,291
Maintenance turnaround expense	47,137	2,024
Loss (gain) and impairments on disposal of assets, net	(1,271)	51
Loss on extinguishment of debt	3,916	—
Net change in lower of cost or market inventory reserve	(133,414)	96,536
Unrealized loss (gain) on commodity hedging transactions, net	77,674	50,233
Adjusted EBITDA	$575,994	$1,298,124

SIGNATURES
WESTERN REFINING, INC.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer	April 28, 2017
Jeff A. Stevens
_____________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeff A. Stevens	Chief Executive Officer and Director	April 28, 2017
Jeff A. Stevens	(Principal Executive Officer)

/s/ Karen B. Davis	Executive Vice President and Chief Financial Officer	April 28, 2017
Karen B. Davis	(Principal Financial Officer and Principal Accounting Officer)

/s/ Paul L. Foster	Executive Chairman and Director	April 28, 2017
Paul L. Foster

/s/ Scott D. Weaver	Director	April 28, 2017
Scott D. Weaver

/s/ Sigmund L. Cornelius	Director	April 28, 2017
Sigmund L. Cornelius

/s/ L. Frederick Francis	Director	April 28, 2017
L. Frederick Francis

/s/ Robert J. Hassler	Director	April 28, 2017
Robert J. Hassler

/s/ Brian J. Hogan	Director	April 28, 2017
Brian J. Hogan

A-1

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jeff A. Stevens	Director and Chief Executive Officer of Northern Tier Energy GP LLC (Principal Executive Officer)	April 28, 2017
Jeff A. Stevens

/s/ Karen B. Davis	Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC (Principal Financial Officer and Principal Accounting Officer)	April 28, 2017
Karen B. Davis

/s/ Paul L. Foster	Director and Chairman of Northern Tier Energy GP LLC	April 28, 2017
Paul L. Foster

/s/ Lowry Barfield	Director of Northern Tier Energy GP LLC	April 28, 2017
Lowry Barfield

/s/ Scott Weaver	Director of Northern Tier Energy GP LLC	April 28, 2017
Scott Weaver

/s/ David L. Lamp	Director of Northern Tier Energy GP LLC	April 28, 2017
David L. Lamp

A-2