Form 10-Q
period 2017-03-31
Western Refining, Inc.; Northern Tier Energy LP
filed 2017-05-05
CIK 1339048, 1533454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
As of April 28, 2017, there were 108,818,053 shares outstanding, par value $0.01, of the Western Refining, Inc. common stock.
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

Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, certain statements included throughout this Quarterly Report on Form 10-Q and in particular under the section entitled Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact should be deemed forward-looking statements that represent management’s beliefs and assumptions based upon currently available information. These forward-looking statements relate to matters such as our industry, including the regulation of our industry, business strategy, our proposed merger with Tesoro Corporation (“Tesoro”), future operations, our expectations for margins and crack spreads, seasonality, the discount between West Texas Intermediate ("WTI") crude oil and Dated Brent crude oil as well as the discount between WTI Cushing and WTI Midland crude oils, volatility of crude oil prices, additions to pipeline capacity in the Permian Basin and at Cushing, Oklahoma, pipeline access to advantaged crude oil, expected share repurchases and dividends, volatility in pricing of Renewable Identification Numbers ("RIN"), taxes, capital expenditures, liquidity and capital resources and other financial and operating information. Forward-looking statements also include those regarding the timing of completion of certain operational and maintenance improvements we are making at our refineries, future operational and refinery efficiencies and cost savings, timing of future maintenance turnarounds, the amount or sufficiency of future cash flows and earnings growth, future expenditures, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact upon our business of existing and future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcomes of legal proceedings in which we are involved. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “strategy,” “will,” “future” and similar terms and phrases to identify forward-looking statements in this report.
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
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to predict or identify all of these factors, they include, among others, the following:

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

i

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

•	rulings, judgments or settlements in litigation, tax or other legal or regulatory matters, including unexpected environmental remediation costs in excess of any reserves or insurance coverage;

•	the price, availability and acceptance of alternative fuels and alternative fuel vehicles;

•	labor relations;

•	operating hazards, natural disasters, casualty losses, acts of terrorism including cyber-attacks and other matters beyond our control; and

•	other factors discussed in more detail under Part I — Item 1A. Risk Factors in Western's and NTI's Annual Reports on Form 10-K for the year ended December 31, 2016 ("2016 10‑K").
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
WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents (WNRL: $23,298 and $14,652, respectively)	$160,027	$268,581
Accounts receivable, trade, net of a reserve for doubtful accounts of $1,212 and $235, respectively (WNRL: $62,385 and $65,240, respectively)	405,699	423,171
Inventories (WNRL: $9,089 and $10,144, respectively)	828,974	771,989
Prepaid expenses (WNRL: $6,946 and $6,421, respectively)	98,431	95,355
Other current assets (WNRL: $4,970 and $6,403, respectively)	109,922	113,421
Total current assets	1,603,053	1,672,517
Equity method investment	104,303	102,685
Property, plant and equipment, net (WNRL: $417,146 and $419,448, respectively)	2,362,391	2,364,482
Goodwill	1,289,443	1,289,443
Intangible assets, net (WNRL: $6,301 and $6,515, respectively)	83,151	83,812
Other assets (WNRL: $3,115 and $3,233, respectively)	44,296	47,458
Total assets	$5,486,637	$5,560,397
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (WNRL: $13,596 and $9,186, respectively)	$678,649	$753,933
Accrued liabilities (WNRL: $35,485 and $39,599, respectively)	206,091	219,607
Current portion of long-term debt	10,500	10,500
Total current liabilities	895,240	984,040
Long-term liabilities:
Long-term debt, less current portion (WNRL: $313,524 and $313,032, respectively)	1,892,725	1,871,805
Lease financing obligations	65,854	54,163
Deferred income tax liability, net (WNRL: $1,129 and $641, respectively)	283,217	260,293
Other liabilities (WNRL: $9 in both periods)	89,682	93,136
Total long-term liabilities	2,331,478	2,279,397
Commitments and contingencies
Equity:
Western shareholders' equity:
Common stock, par value $0.01, 240,000,000 shares authorized; 108,818,053 and 108,512,228 shares issued, respectively	1,088	1,085
Preferred stock, par value $0.01, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	630,653	633,381
Retained earnings	1,030,193	1,061,168
Accumulated other comprehensive income, net of tax	1,182	1,226
Total Western shareholders' equity	1,663,116	1,696,860
Non-controlling interests	596,803	600,100
Total equity	2,259,919	2,296,960
Total liabilities and equity	$5,486,637	$5,560,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$2,328,532	$1,455,504
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,914,008	1,047,361
Direct operating expenses (exclusive of depreciation and amortization)	231,801	223,585
Selling, general and administrative expenses	58,641	53,285
Merger and reorganization costs	11,297	408
Gain on disposal of assets, net	(459)	(130)
Maintenance turnaround expense	3,314	125
Depreciation and amortization	56,804	52,651
Total operating costs and expenses	2,275,406	1,377,285
Operating income	53,126	78,219
Other income (expense):
Interest income	108	164
Interest and debt expense	(33,735)	(26,681)
Other, net	6,941	6,512
Income before income taxes	26,440	58,214
Provision for income taxes	(5,444)	(18,629)
Net income	20,996	39,585
Less net income attributable to non-controlling interests	9,428	9,047
Net income attributable to Western Refining, Inc.	$11,568	$30,538

Net earnings per share:
Basic	$0.10	$0.34
Diluted	0.10	0.33
Weighted-average common shares outstanding:
Basic	108,669	92,078
Diluted	109,155	92,144

Cash dividends declared per common share	$0.38	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$20,996	$39,585
Other comprehensive income items:
Benefit plans:
Amortization of net prior service cost	(73)	—
Reclassification of loss to income	1	—
Other comprehensive loss before tax	(72)	—
Income tax	28	—
Other comprehensive loss, net of tax	(44)	—
Comprehensive income	20,952	39,585
Less comprehensive income attributable to non-controlling interests	9,428	9,047
Comprehensive income attributable to Western Refining, Inc.	$11,524	$30,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN REFINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$20,996	$39,585
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	56,804	52,651
Changes in fair value of commodity hedging instruments	4,452	12,483
Reserve for doubtful accounts	977	26
Amortization of loan fees and original issue discount	2,545	1,628
Stock-based compensation expense	5,740	6,181
Deferred income taxes	22,924	28,561
Change in lower of cost or market reserve	(1,868)	(51,734)
Income from equity method investment, net of dividends	(1,678)	(5,517)
Gain on disposal of assets, net	(459)	(130)
Changes in operating assets and liabilities:
Accounts receivable	16,494	21,824
Inventories	(55,117)	(84,321)
Prepaid expenses	(3,076)	(6,758)
Other assets	4,826	(62)
Accounts payable and accrued liabilities	(89,201)	(13,165)
Other long-term liabilities	(2,676)	1,049
Net cash provided by (used in) operating activities	(18,317)	2,301
Cash flows from investing activities:
Capital expenditures	(46,258)	(79,029)
Use of restricted cash	—	32,323
Proceeds from the sale of assets	530	219
Net cash used in investing activities	(45,728)	(46,487)
Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(3,237)	(1,922)
Borrowings on revolving credit facility	151,500	70,000
Repayments on revolving credit facility	(130,500)	(62,500)
Deferred financing costs	(78)	—
Purchase of common stock for treasury	—	(75,000)
Distribution to non-controlling interest holders	(12,629)	(28,995)
Dividends paid	(42,543)	(35,601)
Payments of tax withholdings for stock-based compensation	(7,022)	(1,197)
Net cash used in financing activities	(44,509)	(135,215)
Net decrease in cash and cash equivalents	(108,554)	(179,401)
Cash and cash equivalents at beginning of period	268,581	772,502
Cash and cash equivalents at end of period	$160,027	$593,101

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
We produce refined products at our refineries in El Paso, Texas, near Gallup, New Mexico and St. Paul Park, Minnesota. We sell refined products in Arizona, Colorado, Minnesota, New Mexico, Wisconsin, West Texas, the Mid-Atlantic region and Mexico. Our product sales occur through bulk distribution terminals, wholesale marketing networks and two retail networks with a total of 545 company-owned and franchised retail sites in the United States.
On November 16, 2016, we entered into an Agreement and Plan of Merger (the “Tesoro Merger Agreement”) with Tesoro Corporation, a Delaware corporation (“Tesoro”), Tahoe Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of Tesoro (“Merger Sub 1”), and Tahoe Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of Tesoro (“Merger Sub 2”), pursuant to which Merger Sub 1 will merge with and into the Company (the “First Tesoro Merger,” and, if a second merger election as discussed below is not made, the “Tesoro Merger”), with the Company surviving the First Tesoro Merger as a wholly-owned subsidiary of Tesoro. Subject to the terms and conditions set forth in the Tesoro Merger Agreement, upon consummation of the First Tesoro Merger, each share of our common stock, par value $0.01 per share issued and outstanding immediately prior to the effective time of the First Tesoro Merger (excluding our common stock owned by the Company or Tesoro or any of their respective direct or indirect wholly-owned subsidiaries that are not held on behalf of third parties) will be converted into and become exchangeable for, at the election of the holder of each share of our common stock, either (a) $37.30 in cash or (b) 0.4350 shares of Tesoro common stock, par value $0.16⅔ per share, in each case without interest and subject to proration. See Note 23, Tesoro Merger, for additional information.
As of March 31, 2017, we own 100% of the limited partner interest in Northern Tier Energy LP ("NTI") and 100% of its general partner. We entered into an Agreement and Plan of Merger dated December 21, 2015 (the “NTI Merger Agreement”) and the merger was successfully completed on June 23, 2016 (the "NTI Merger"). We incurred $500 million of additional secured indebtedness under our amended term loan credit agreement to partially fund the NTI Merger consideration. See Note 9, Long-Term Debt, and Note 21, Acquisitions, for further discussion.
We formed Western Refining Logistics, LP ("WNRL") as a Delaware master limited partnership to own, operate, develop and acquire terminals, storage tanks, pipelines and other logistics assets and related businesses. As of March 31, 2017, we owned a 52.5% limited partner interest in WNRL and the public held a 47.5% limited partner interest. We control WNRL through our 100% ownership of its general partner and we own the majority of WNRL's limited partnership interests. WNRL owns and operates logistics assets consisting of pipeline and gathering, terminalling, storage and transportation assets as well as a wholesale business that operates primarily in the Southwest. WNRL operates its logistics assets primarily for the benefit of the Company.
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
The WNRL financial and operational data presented includes the historical results of all assets acquired from Western in the St. Paul Park Logistics Transaction. The acquisition from Western was a transfer of assets between entities under common control. Accordingly, the financial information contained herein for WNRL has been retrospectively adjusted, to include the historical results of the assets acquired, for periods prior to the effective date of the transaction.
Our operations include three business segments: refining, WNRL and retail. See Note 3, Segment Information, for further discussion of our business segments.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim consolidated financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period.
The Condensed Consolidated Balance Sheet at December 31, 2016, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Western and our subsidiaries. We own a 52.5% limited partner interest in WNRL and 100% of WNRL's general partner. As the general partner of WNRL, we have the ability to direct the activities of WNRL that most significantly impact their respective economic performance. We have reported a non-controlling interest for WNRL as of March 31, 2017 and December 31, 2016, of $596.8 million and $600.1 million, respectively, in our Condensed Consolidated Balance Sheets. All intercompany accounts and transactions have been eliminated for all periods presented. Investments in significant non-controlled entities over which we have the ability to exercise significant influence are accounted for using the equity method.
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
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. During 2016 and continuing into 2017, the volatility in crude oil prices and refining margins contributed to the variability of our results of operations.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements
Effective January 1, 2017, we adopted the accounting and reporting requirements included in the Accounting Standards Codification ("ASC") for employee share-based payment accounting. We have applied the new standard prospectively, except for the cash flow considerations, which we applied retrospectively. The adoption of these revised standards was not material to our financial position. During the three months ended March 31, 2017, we recognized all excess tax benefits and tax deficiencies as an income tax benefit in the Condensed Consolidated Statement of Operations rather than in additional paid-in capital. The presentation of our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016, has been retrospectively adjusted to include payments of $1.2 million for tax withholdings for stock-based compensation in net cash used in financing activities that was previously reported in net cash provided by operating activities as a change in accounts payable and accrued liabilities.
ASU 2017-03 addresses the disclosure requirements in regards to the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The specific impact of this guidance will be determined by the respective changes in GAAP.
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

We have been evaluating and continue to evaluate the provisions of this standard and its impact on our business processes, business and accounting systems, and financial statements and related disclosures. A multi-disciplined implementation team has gained an understanding of the standard’s revenue recognition model, is reviewing and documenting our contracts, and is analyzing whether enhancements are needed to our business and accounting systems. Thus far in our review and analysis, we have not identified any material differences in our existing revenue recognition methods that would require modification under the new standard. We expect to complete this phase of our implementation plan within the next several months after which we will implement any changes to existing business processes and systems to accommodate the new standard. We will adopt this standard as of January 1, 2018.

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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•
Retirement plan - the requirements change how net periodic benefit costs for defined benefit pension and/or other postretirement benefit plans are presented in the income statement. Only the service cost component will be eligible for capitalization in assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted subject to certain requirements.

3. Segment Information
We have organized our operations into three segments: refining, WNRL and retail, based on manufacturing and marketing processes, the nature of our products and services and each segment's respective customer base.
We treated the St. Paul Park Logistics Assets that we sold to WNRL as a transfer of assets between entities under common control. Accordingly, we have retrospectively adjusted the financial information for the affected reporting segments to include or exclude the historical results of the transferred assets for periods prior to the effective date of the transaction. We moved the St. Paul Park Logistics Assets from the refining segment to the WNRL segment.
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
WNRL. WNRL owns and operates certain logistics assets that consist of pipeline and gathering, terminalling, storage and transportation assets, with which we provide related services to our refining segment in the Southwest and Upper Great Plains regions, including 705 miles of pipelines and 12.4 million barrels of active storage capacity. The majority of WNRL's logistics assets are integral to the operations of the El Paso, Gallup and St. Paul Park refineries.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Southwest Retail obtains the majority of its gasoline and diesel fuel supply from WNRL and purchases general merchandise and beverage and food products from various third-party suppliers. At March 31, 2017, Southwest Retail operated 259 service stations and convenience stores located in Arizona, Colorado, New Mexico and Texas compared to 258 service stations and convenience stores at March 31, 2016. In addition to its service stations and convenience stores, Southwest Retail sells various grades of gasoline and diesel fuel to commercial vehicle fleets through unmanned fleet fueling sites ("cardlocks") located in Arizona, Colorado, New Mexico and Texas. Southwest Retail operated 52 cardlocks at March 31, 2017 and March 31, 2016.
As of March 31, 2017, SuperAmerica operated 192 retail convenience stores and supported the operations of 94 franchised retail convenience stores primarily in Minnesota and Wisconsin, compared to 169 and 114 at March 31, 2016, respectively. SuperAmerica assumed full operations for 22 stores during the first quarter of 2017 through an assumption of leases and inventory purchase of previously franchised stores. SuperAmerica obtains the majority of its gasoline and diesel for its Minnesota and Wisconsin retail convenience stores from the St. Paul Park refinery.
Segment Accounting Principles. Operating income for each segment consists of net revenues less cost of products sold; direct operating expenses; selling, general and administrative expenses; merger and reorganization costs; net impact of the disposal of assets and depreciation and amortization. The refining segment also includes costs related to periodic maintenance turnaround activities. Cost of products sold includes net realized and unrealized gains and losses related to our commodity hedging activities and reflects current costs adjusted, where appropriate, for "last-in, first-out" ("LIFO") and lower of cost or market ("LCM") inventory adjustments. Intersegment revenues are reported at prices that approximate market.
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
Costs have been included in Merger and reorganization costs in the accompanying Condensed Consolidated Statements of Operations and are included in the "Other" category within our segment presentation. These costs consist of $8.5 million of expense related to the Tesoro Merger, which included transaction and consulting costs, $2.1 million in NTI Merger reorganization expenses including legal, employee severance and retention costs and $0.7 million of expense related to the reorganization of our Gallup refinery operations.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three months ended March 31, 2017 and 2016, are presented below:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Operating Results:
Refining
Net sales	$2,085,638	$1,276,968
Intersegment eliminations	705,653	590,119
Net refining sales to external customers	1,379,985	686,849
WNRL
Net sales	604,692	468,039
Intersegment eliminations	190,543	149,462
Net WNRL sales to external customers	414,149	318,577
Retail
Net sales	542,961	451,627
Intersegment eliminations	8,563	1,549
Net retail sales to external customers	534,398	450,078

Consolidated net sales to external customers	$2,328,532	$1,455,504

Operating income (loss)
Refining (1) (2)	$61,665	$84,374
WNRL (2)	26,362	13,188
Retail (1)	3,848	3,865
Other	(38,749)	(23,208)
Operating income from segments	53,126	78,219
Other income (expense), net	(26,686)	(20,005)
Consolidated income before income taxes	$26,440	$58,214

Depreciation and amortization
Refining (2)	$40,187	$36,500
WNRL (2)	9,732	9,338
Retail	6,076	5,680
Other	809	1,133
Consolidated depreciation and amortization	$56,804	$52,651

Capital expenditures
Refining (2)	$37,115	$67,957
WNRL (2)	5,470	8,356
Retail	3,262	2,074
Other	411	642
Consolidated capital expenditures	$46,258	$79,029

Total assets
Refining (2) (including $1,267,455 of goodwill)	$4,323,611	$4,123,181

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
WNRL (2)	533,250	556,940
Retail (including $21,988 of goodwill)	438,371	443,112
Other	191,405	630,529
Consolidated total assets	$5,486,637	$5,753,762

(1)
The effect of our economic hedging activity is included within the operating income of our refining segment as a component of cost of products sold. The cost of products sold within our refining segment included $35.3 million in net realized and unrealized economic hedging gains for the three months ended March 31, 2017, respectively, and $5.3 million in net realized and unrealized economic hedging gains for the three months ended March 31, 2016. Also included within cost of products sold for our refining segment is the net effect of non-cash LCM recoveries of $1.6 million and $51.6 million for the three months ended March 31, 2017 and 2016, respectively. Our retail segment includes non-cash LCM recoveries of $0.3 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

(2)
WNRL's financial data includes its historical financial results and an allocated portion of corporate general and administrative expenses, previously reported in our other category, for the three months ended March 31, 2016. The information contained herein for WNRL has been retrospectively adjusted, to include the historical results of the St. Paul Park Logistics Assets.

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
The carrying amounts of cash and cash equivalents, which we consider Level 1 assets and liabilities, approximated their fair values at March 31, 2017 and December 31, 2016, due to their short-term maturities. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and an evaluation of counterparty credit risk. Cash equivalents totaling $0.01 million and $60.0 million consisting of short-term money market deposits and commercial paper were included in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent our assets and liabilities for our commodity hedging contracts measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and the basis for that measurement:

	Carrying Value at March 31, 2017	Fair Value Measurement Using			Netting Adjustments	Recorded Value at March 31, 2017
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$9,412	$—	$9,412	$—	$(3,588)	$5,824
Other assets	1,251	—	1,251	—	(101)	1,150
Gross financial liabilities:
Accrued liabilities	(13,044)	—	(13,044)	—	3,677	(9,367)
Other long-term liabilities	(12)	—	(12)	—	12	—
	$(2,393)	$—	$(2,393)	$—	$—	$(2,393)

	Carrying Value at December 31, 2016	Fair Value Measurement Using			Netting Adjustments	Recorded Value at December 31, 2016
		Level 1	Level 2	Level 3
	(In thousands)
Gross financial assets:
Other current assets	$18,929	$—	$18,929	$—	$(5,280)	$13,649
Other assets	677	—	677	—	(669)	8
Gross financial liabilities:
Accrued liabilities	(17,547)	—	(17,547)	—	6,720	(10,827)
Other long-term liabilities	—	—	—	—	(771)	(771)
	$2,059	$—	$2,059	$—	$—	$2,059
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the changes in fair value of our Level 3 assets and liabilities, excluding goodwill (all related to commodity price swap contracts) for the three months ended March 31, 2016. As of March 31, 2017, we had no outstanding commodity price swap contracts.

Three Months Ended
March 31,
2016
(In thousands)
Liability balance at beginning of period	$(5,756)
Change in fair value	186
Fair value of trades entered into during the period	—
Fair value reclassification from Level 3 to Level 2	1,612
Liability balance at end of period	$(3,958)
As of March 31, 2017 and December 31, 2016, the carrying amount and estimated fair value of our debt was as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Western obligations:
Carrying amount	$1,253,375	$1,256,000
Fair value	1,269,012	1,277,956
NTI obligations:
Carrying amount	$370,980	$349,980
Fair value	384,979	363,542
WNRL obligations:
Carrying amount	$320,300	$320,300
Fair value	345,800	345,050
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
5. Inventories
Inventories were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Refined products (1)	$325,878	$325,889
Crude oil and other raw materials	451,659	395,131
Lubricants	9,068	10,121
Retail store merchandise	42,369	40,848
Inventories	$828,974	$771,989

(1)	Includes $55.3 million and $50.5 million of inventory valued using the first-in, first-out ("FIFO") valuation method at March 31, 2017 and December 31, 2016, respectively.
Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market. Cost is determined principally under the LIFO valuation method to reflect a better matching of costs and revenues for refining inventories. Refined products inventories held by our refineries and SuperAmerica retail are valued under the LIFO valuation

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

method. Our refined product inventories for Southwest Retail, our Mid-Atlantic business and WNRL wholesale are valued using the FIFO inventory valuation method. Retail merchandise inventory is valued using the retail inventory method.
As of March 31, 2017 and December 31, 2016, refined products, crude oil and other raw materials valued under the LIFO method totaled 12.0 million barrels and 10.9 million barrels, respectively. At March 31, 2017 and December 31, 2016, the excess of the LIFO cost over the current cost of these crude oil, refined product and other feedstock and blendstock inventories was $145.0 million and $140.1 million, respectively.
During the three months ended March 31, 2017 and 2016, cost of products sold included net non-cash reductions in cost of products sold of $4.9 million and $23.0 million, respectively, from changes in our LIFO reserves.
In order to state our inventories at market values that were lower than our LIFO costs, we reduced the carrying values of our inventory through non-cash LCM inventory reserves of $39.8 million and $41.7 million at March 31, 2017 and December 31, 2016, respectively. The change in these reserves during the periods represent non-cash LCM recoveries that decreased cost of products sold by $1.9 million and $51.7 million for the three months ended March 31, 2017 and 2016, respectively.
Average LIFO cost per barrel of our refined products and crude oil and other raw materials inventories as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017			December 31, 2016
	Barrels	LIFO Cost	Average LIFO Cost Per Barrel	Barrels	LIFO Cost	Average LIFO Cost Per Barrel
	(In thousands, except cost per barrel)
Refined products	4,371	$302,427	$69.19	4,259	$303,968	$71.37
Crude oil and other	7,597	442,956	58.31	6,641	394,798	59.45
	11,968	$745,383	62.28	10,900	$698,766	64.11
6. Equity Method Investment
We own a 17% common equity interest in Minnesota Pipe Line Company, LLC ("MPL"). The carrying value of this equity method investment was $104.3 million and $102.7 million at March 31, 2017 and December 31, 2016, respectively.
At March 31, 2017 and December 31, 2016, the carrying amount of the equity method investment was $21.0 million and $21.1 million, respectively, higher than the underlying net assets of the investee. We are amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline). There is no market for the common units of MPL and, accordingly, no quoted market price is available.
We received distributions from MPL during the three months ended March 31, 2017 of $4.1 million. We received no distributions during three months ended March 31, 2016. Equity income from MPL for the three months ended March 31, 2017 and 2016, was $5.8 million and $5.5 million, respectively. Equity income has been included in other, net in the accompanying Condensed Consolidated Statements of Operations.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Property, Plant and Equipment, Net
Property, plant and equipment, net was as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Refinery facilities and related equipment	$2,297,478	$2,260,351
Pipelines, terminals and transportation equipment	603,544	560,478
Retail facilities and related equipment	342,547	333,187
Wholesale facilities and related equipment	52,222	52,284
Corporate	53,750	53,566
	3,349,541	3,259,866
Accumulated depreciation	(1,167,072)	(1,118,477)
	2,182,469	2,141,389
Construction in progress	179,922	223,093
Property, plant and equipment, net	$2,362,391	$2,364,482
Depreciation expense was $55.7 million and $51.6 million for the three months ended March 31, 2017 and 2016, respectively.
8. Intangible Assets, Net
Intangible assets, net was as follows:

	March 31, 2017			December 31, 2016			Weighted- Average Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Amortizable assets:
Licenses and permits	$20,427	$(15,703)	$4,724	$20,427	$(15,307)	$5,120	3.0
Customer relationships	7,172	(4,367)	2,805	7,172	(4,234)	2,938	5.3
Rights-of-way and other	8,607	(3,443)	5,164	8,538	(3,242)	5,296	4.8
	36,206	(23,513)	12,693	36,137	(22,783)	13,354
Unamortizable assets:
Franchise rights and trademarks	50,500	—	50,500	50,500	—	50,500
Liquor licenses	19,958	—	19,958	19,958	—	19,958
Intangible assets, net	$106,664	$(23,513)	$83,151	$106,595	$(22,783)	$83,812
Intangible asset amortization expense for the three months ended March 31, 2017 and March 31, 2016, was $0.7 million based on estimated useful lives ranging from 1 to 35 years.
Estimated amortization expense for the indicated periods is as follows (in thousands):

Remainder of 2017	$2,167
2018	2,887
2019	2,219
2020	1,274
2021	987
2022	782

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt
Long-term debt was as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan - 5.25% Credit Facility due 2020	532,125	533,500
6.25% Senior Unsecured Notes due 2021	350,000	350,000
Term Loan - 5.50% Credit Facility due 2023	371,250	372,500
Total Western obligations	1,253,375	1,256,000
NTI obligations:
Revolving Credit Facility due 2019	21,000	—
7.125% Senior Secured Notes due 2020	349,980	349,980
Total NTI obligations	370,980	349,980
WNRL obligations:
Revolving Credit Facility due 2018	20,300	20,300
7.5% Senior Notes due 2023	300,000	300,000
Total WNRL obligations	320,300	320,300
Less unamortized discount, premium and debt issuance costs	41,430	43,975
Long-term debt	1,903,225	1,882,305
Current portion of long-term debt	(10,500)	(10,500)
Long-term debt, net of current portion	$1,892,725	$1,871,805
As of March 31, 2017, annual maturities of long-term debt for the remainder of 2017 are $7.9 million. For 2018, 2019, 2020 and 2021, long-term debt maturities are $30.8 million, $31.5 million, $872.0 million and $355.0 million, respectively. Thereafter, total long-term debt maturities are $647.5 million.
Interest and debt expense were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Contractual interest:
Western obligations	$18,465	$12,052
NTI obligations	6,866	6,914
WNRL obligations	6,128	6,705
	31,459	25,671
Amortization of loan fees	2,552	1,911
Amortization of original issuance discount	282	—
Other interest expense (income)	1,296	(176)
Capitalized interest	(1,854)	(725)
Interest and debt expense	$33,735	$26,681
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
As of and during the three month period ended March 31, 2017, we had no direct borrowings under the Western 2019 Revolving Credit Facility, with availability of $385.2 million at March 31, 2017. This availability is net of $97.9 million in outstanding letters of credit.
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
Following the third amendment, the Western 2020 Term Loan Credit Facility bears interest at a rate based either on the base rate (as defined in the Western 2020 Term Loan Credit Facility) plus 2.25% or the LIBOR Rate (as defined in the Western 2020 Term Loan Credit Facility) plus 4.25% (subject to a LIBOR Rate floor of 1.00%). The current interest rate based on these criteria is 5.25%. Our effective rate of interest, including contractual interest and amortization of loan fees, for the Western 2020 Term Loan Credit Facility was 5.80% as of March 31, 2017.
The Western 2020 Term Loan Credit Facility is secured by the El Paso and Gallup refineries and the equity of NT InterHoldCo LLC, a wholly-owned subsidiary of Western, and is fully and unconditionally guaranteed on a joint and several basis by certain of Western's material wholly-owned subsidiaries. The Western 2020 Term Loan Credit Facility contains

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

customary restrictive covenants including limitations on debt, investments and dividends and does not contain any financial maintenance covenants.
6.25% Senior Unsecured Notes
On March 25, 2013, we entered into an indenture (the "Western 2021 Indenture") for the issuance of $350.0 million in aggregate principal amount of 6.25% Senior Unsecured Notes due 2021 (the "Western 2021 Senior Unsecured Notes"). The Western 2021 Senior Unsecured Notes are guaranteed on a senior unsecured basis by certain of our wholly-owned domestic restricted subsidiaries. We pay interest on the Western 2021 Senior Unsecured Notes semi-annually in arrears on April 1 and October 1 of each year. The Western 2021 Senior Unsecured Notes mature on April 1, 2021. The effective rate of interest, including contractual interest and amortization of loan fees, for the Western 2021 Senior Unsecured Notes was 6.52% as of March 31, 2017.
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
Term Loan Credit Agreement - 5.50%
On June 23, 2016, as an incremental supplement to the Western 2020 Term Loan Credit Facility, we incurred $500.0 million in new term debt that matures on June 23, 2023 (the "Western 2023 Term Loan Credit Facility"). The proceeds from the Western 2023 Term Loan Credit Facility were net of original issue discount and other fees totaling $17.0 million. We used these proceeds to partially fund the cash portion of the NTI Merger consideration. The Western 2023 Term Loan Credit Facility provides for quarterly principal payments of $1.3 million payable on the last business day of each March, June, September and December, with the remaining principal amount due on June 23, 2023. The Western 2023 Term Loan Credit Facility is secured by both the El Paso and Gallup refineries and by the equity of NT InterHoldCo LLC and is fully and unconditionally guaranteed on a joint and several basis by certain of Western's material wholly-owned subsidiaries. The Western 2023 Term Loan Credit Facility bears interest at a rate based either on the base rate plus 3.50% or the LIBOR Rate plus 4.50% (subject to a LIBOR Rate floor of 1.00%). On December 29, 2016, we made a non-mandatory prepayment of $125.0 million under our Western 2023 Term Loan Credit Facility. The effective rate of interest, including contractual interest and amortization of original issue discount and other loan fees, for the Western 2023 Term Loan Credit Facility was 6.30% as of March 31, 2017.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2017, the availability under the NTI Revolving Credit Facility was $266.8 million. This availability is net of $21.0 million in direct borrowings and $44.9 million in outstanding letters of credit. The effective rate of interest, including contractual interest and amortization of loan fees, for the NTI Revolving Credit Facility was 5.51% as of March 31, 2017.
7.125% Secured Notes
On November 8, 2012, NTI LLC and Northern Tier Finance Corporation (together with NTI LLC, the "NTI 2020 Notes Issuers"), issued $275.0 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the "NTI 2020 Secured Notes"). NTI increased the principal amount of the NTI 2020 Secured Notes in September 2014, by an additional $75.0 million in principal value at a premium of $4.2 million. This additional offering was issued under the same indenture as the existing NTI 2020 Secured Notes and the new notes issued have the same terms as the existing notes. The offering generated cash proceeds of $79.2 million including an issuance premium of $4.2 million. The issuance premium will be amortized to interest expense over the remaining life of the notes. On October 17, 2016, NTI commenced a tender offer to repurchase for cash up to $195.0 million aggregate principal amount of the NTI 2020 Secured Notes. Notes totaling $0.02 million were tendered for redemption. The effective rate of interest, including contractual interest and amortization of debt premium and of loan fees, for the NTI 2020 Secured Notes was 6.91% as of March 31, 2017.
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
On October 30, 2015, WNRL borrowed $145.0 million under the WNRL Revolving Credit Facility to partially fund the purchase of the TexNew Mex Pipeline System from Western. During the year ended December 31, 2016, we repaid these direct borrowings using the net proceeds generated from our equity offering during the second quarter of 2016 and from cash-on-hand. On September 15, 2016, to partially fund the purchase of the St. Paul Park Logistics Assets, WNRL borrowed $20.3 million under the WNRL Revolving Credit Facility.
The WNRL Revolving Credit Facility contains covenants that limit or restrict WNRL's ability to make cash distributions. WNRL is required to maintain certain financial ratios that are tested on a quarterly basis for the immediately preceding four quarter period. At March 31, 2017, the availability under the WNRL Revolving Credit Facility was $479.0 million, net of $20.3 million in direct borrowings and $0.7 million in outstanding letters of credit. WNRL had no swing line borrowings outstanding under the WNRL Revolving Credit Facility as of March 31, 2017. The interest rate for the borrowings under the

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

WNRL Revolving Credit Facility was 4.75% as of March 31, 2017. The effective rate of interest, including contractual interest and amortization of loan fees, for the WNRL Revolving Credit Facility was 3.75% as of March 31, 2017.
7.5% Senior Notes
On February 11, 2015, WNRL entered into an indenture (the “WNRL Indenture”) among WNRL, WNRL Finance Corp., a Delaware corporation and wholly-owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), the Guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”) under which the Issuers issued $300.0 million in aggregate principal amount of 7.5% Senior Notes due 2023. The Partnership will pay interest on the 7.5% Senior Notes semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. The 7.5% Senior Notes will mature on February 15, 2023. WNRL used the proceeds from the notes to repay the full balance due under the WNRL Revolving Credit Facility on February 11, 2015. The effective rate of interest, including contractual interest and amortization of loan fees, for the 7.5% Senior Notes was 7.78% as of March 31, 2017.
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
10. Equity
Changes to equity during the three months ended March 31, 2017, were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2016	$1,696,860	$600,100	$2,296,960
Net income	11,568	9,428	20,996
Other comprehensive loss, net of tax	(44)	—	(44)
Dividends	(42,543)	—	(42,543)
Stock-based compensation	(2,725)	(96)	(2,821)
Distributions to non-controlling interests	—	(12,629)	(12,629)
Balance at March 31, 2017	$1,663,116	$596,803	$2,259,919
Changes to equity during the three months ended March 31, 2016, were as follows:

	Western Shareholders' Equity	Non-controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2015	$1,299,297	$1,646,609	$2,945,906
Net income	30,538	9,047	39,585
Dividends	(35,601)	—	(35,601)
Stock-based compensation	328	4,657	4,985
Tax deficiency from stock-based compensation	(328)	—	(328)
Distributions to non-controlling interests	—	(28,747)	(28,747)
Treasury stock purchases	(75,000)	—	(75,000)
Balance at March 31, 2016	$1,219,234	$1,631,566	$2,850,800

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share Issuance
Pursuant to the NTI Merger Agreement, we issued 17.1 million shares of Western common stock including 11.6 million treasury shares on June 23, 2016. See Note 21, Acquisitions, for further discussion of the NTI Merger.
Effective upon the closing of the Tesoro Merger, each share of our common stock will be converted into and become exchangeable for, at the election of the holder of each share of our common stock, either (a) $37.30 in cash or (b) 0.4350 shares of Tesoro common stock, in each case without interest, subject to the terms and conditions. See Note 23, Tesoro Merger, for further discussion of the Tesoro Merger.
Share Repurchase Programs
Our board of directors has periodically approved various share repurchase programs authorizing us to repurchase up to $200 million of our outstanding common stock, per program. The September 2015 share repurchase program expired on December 31, 2016.
Dividends
Under the Tesoro Merger Agreement, we have agreed that, until the completion of the Tesoro Merger, we will not declare, set aside, make or pay any dividend or other distribution in respect of any of our capital stock, except for regular quarterly cash dividends to the holders of shares of our common stock in an amount not in excess of $0.38 per share.
The table below summarizes our 2017 cash dividend declarations, payments and scheduled payments:

	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	January 4	January 18	February 2	$0.38	$41,305
Second quarter (1)	April 13	April 26	May 11	0.38	—
Total					$41,305

(1)	The second quarter 2017 cash dividend of $0.38 per common share will result in an estimated aggregate payment of $41.4 million.
WNRL Distributions
The table below summarizes WNRL's 2017 quarterly distribution declarations, payments and scheduled payments:

Declaration Date	Record Date	Payment Date	Distribution per Common and Subordinated Unit
January 31, 2017	February 13, 2017	March 1, 2017	$0.4375
April 28, 2017	May 9, 2017	May 23, 2017	0.4525
Total			$0.8900
In addition to its quarterly distributions, WNRL paid incentive distributions of $2.1 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively, to Western as its general partner and holder of its incentive distribution rights.
11. Income Taxes
Compared to the federal statutory rate of 35%, our effective tax rates for the three months ended March 31, 2017 and 2016, were 20.6% and 32.0%, respectively. The effective tax rates for the three months ended March 31, 2017 and 2016, were lower than the statutory rate primarily due to the reduction of taxable income associated with the non-controlling interests in NTI and WNRL. As of June 23, 2016, all of NTI's taxable income became subject to income taxes at the Western consolidated level.
We are subject to examination by the Internal Revenue Service for tax years ended December 31, 2013, or after and by various state and local taxing jurisdictions for tax years ended December 31, 2012, or after.
We believe that it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards related to the Yorktown refinery will not be realized. Accordingly, a valuation allowance of $17.0 million was previously provided against the deferred tax assets relating to these NOL carryforwards at March 31, 2017. There was no change in the valuation allowance for the Yorktown NOL carryforwards from December 31, 2016.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2017, we have recorded a liability of $50.3 million for unrecognized tax benefits, of which $13.4 million would affect our effective tax rate if recognized. There was a decrease of $5.5 million in our unrecognized tax benefits for the three months ended March 31, 2017. We believe that it is reasonably possible that a decrease of up to $2.1 million in unrecognized tax benefits, resulting from the expiration of statutes of limitations in various tax jurisdictions, may be necessary within the coming year. We also recognized $0.5 million and $0.2 million in interest and penalties for three months ended March 31, 2017 and 2016, respectively.
12. Retirement Plans
We fully recognize the obligations associated with our retiree healthcare and other postretirement plans and single-employer defined benefit cash balance plan in our financial statements.
Pensions
The net periodic benefit cost associated with our cash balance plan for the three months ended March 31, 2017 and 2016, was $0.04 million and $0.6 million, respectively.
Postretirement Obligations
The net periodic benefit cost associated with our postretirement medical benefit plans for the three months ended March 31, 2017 and 2016, was $0.001 million and $0.03 million, respectively.
Our benefit obligation at December 31, 2016, for our postretirement medical benefit plans was $5.0 million. We fund our medical benefit plans on an as-needed basis.
The following table presents cumulative changes in other comprehensive income related to our benefit plans included as a component of equity for the periods presented, net of income tax. The related expenses are included in direct operating expenses in the Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Beginning of period balance	$1,226	$651
Amortization of net prior service cost	(73)	—
Reclassification of loss to income	1	—
Income tax	28	—
End of period balance	$1,182	$651
Defined Contribution Plans
Western sponsors defined contribution plans under which Western, NTI and WNRL participants may contribute a percentage of their eligible compensation to various investment choices offered by these plans. For the three months ended March 31, 2017 and 2016, we expensed $6.2 million and $4.6 million, respectively, in connection with these plans.
13. Crude Oil and Refined Product Risk Management
We enter into crude oil forward contracts primarily to facilitate the supply of crude oil to our refineries. During the three months ended March 31, 2017, we entered into net forward, fixed-price contracts to physically receive and deliver crude oil that qualify as normal purchases and normal sales and are exempt from derivative reporting requirements.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize our economic hedging activity recognized within cost of products sold for the three months ended March 31, 2017 and 2016, and open commodity hedging positions as of March 31, 2017 and December 31, 2016:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Economic hedging results
Realized hedging gain, net	$39,787	$17,803
Unrealized hedging loss, net	(4,452)	(12,483)
Total hedging gain, net	$35,335	$5,320

	March 31, 2017	December 31, 2016
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil differential swaps, net long positions	1,369	2,124
Crude oil futures, net short positions	(1,647)	(1,703)
Refined product price and crack spread swaps, net short positions	(2,419)	(6,632)
Total open commodity hedging instruments, net short positions	(2,697)	(6,211)

Fair value of outstanding contracts, net
Other current assets	$5,824	$13,649
Other assets	1,150	8
Accrued liabilities	(9,367)	(10,827)
Other long-term liabilities	—	(771)
Fair value of outstanding contracts - unrealized gain (loss), net	$(2,393)	$2,059
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents offsetting information regarding Western's commodity hedging contracts as of March 31, 2017 and December 31, 2016:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet
As of March 31, 2017
	(In thousands)
Financial assets:
Current assets	$9,412	$(3,588)	$5,824
Other assets	1,251	(101)	1,150
Financial liabilities:
Accrued liabilities	(13,044)	3,677	(9,367)
Other long-term liabilities	(12)	12	—
	$(2,393)	$—	$(2,393)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet
As of December 31, 2016
	(In thousands)
Financial assets:
Current assets	$18,929	$(5,280)	$13,649
Other assets	677	(669)	8
Financial liabilities:
Accrued liabilities	(17,547)	6,720	(10,827)
Other long-term liabilities	—	(771)	(771)
	$2,059	$—	$2,059
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
As of March 31, 2017, we had the following outstanding crude oil and refined product hedging instruments that were entered into as economic hedges. Settlement prices for our distillate crack spread swaps range from $15.18 to $16.67 per contract. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels):

	Notional Contract Volumes by Year of Maturity
	2017	2018
Inventory positions (futures and swaps):
Crude oil differential swaps, net long positions	1,369	—
Crude oil futures, net short positions	(1,647)	—
Distillate - net long positions	225	—
Refined products - net short positions	(1,214)	—
Natural gas futures - net long positions	221	—
Refined product positions (crack spread swaps):
Distillate - net short positions	(225)	(1,200)
Unleaded gasoline - net short positions	(225)	—

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Stock-Based Compensation
Tesoro Merger
Effective upon the closing of the Tesoro Merger, each of the outstanding RSUs that were granted prior to December 31, 2016 will vest and be settled in cash. Each of the outstanding phantom stock awards under the NTI LTIP and 123,570 RSUs granted on January 18, 2017 will be automatically converted into the right to acquire or receive benefits measured by the value of the number of shares of Tesoro common stock, rounded down to the nearest whole number, equal to the number of shares of our common stock subject to such award immediately prior to the effective time of the First Tesoro Merger multiplied by the exchange ratio. See Note 23, Tesoro Merger, for additional information.
Western Incentive Plans
The Western Refining 2006 Long-Term Incentive Plan (the "2006 LTIP") and the Amended and Restated 2010 Incentive Plan of Western Refining (the "2010 Incentive Plan") allow for restricted share unit awards ("RSUs") among other forms of awards. As of March 31, 2017, there were 19,856 and 2,336,531 shares of common stock reserved for future grants under the 2006 LTIP and the 2010 Incentive Plan, respectively. Awards granted under both plans vest over a scheduled vesting period of either one, three or five years and their market value at the date of the grant is amortized over the vesting period on a straight-line basis.
As of March 31, 2017, there were 594,318 unvested RSUs outstanding. We recorded stock compensation of $2.1 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively, which is included in selling, general and administrative expenses.
As of March 31, 2017, the aggregate grant date fair value of outstanding RSUs was $19.2 million. The aggregate intrinsic value of outstanding RSUs was $20.8 million. The unrecognized compensation cost of unvested RSUs was $17.1 million. Unrecognized compensation costs for RSUs will be recognized over a weighted-average period of 2.3 years.
The tax deficiency related to the RSUs that vested during the three months ended March 31, 2016, was $0.3 million using a statutory blended rate of 38.1%. The aggregate grant date fair value of the RSUs that vested during the three months ended March 31, 2016, was $3.2 million. The related aggregate intrinsic value of these RSUs was $2.4 million at the vesting date.
The following table summarizes our RSU activity for the three months ended March 31, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2016	658,506	$32.25
Awards granted	123,570	35.24
Awards vested	(187,758)	34.11
Awards forfeited	—	—
Not vested at March 31, 2017	594,318	32.28
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
We incurred equity-based compensation expense of $3.0 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively.
The NTI LTIP provides, among other awards, for grants of stock options, restricted stock, phantom stock, dividend equivalent rights, stock appreciation rights and other awards that derive their value from the market price of Western's common stock. As of March 31, 2017, there was 448,043 common share equivalents reserved for future grants under the NTI LTIP.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We determined the fair value of the phantom stock based on the closing price of Western common stock on the grant date. We amortize the estimated fair value of the phantom stock on a straight-line basis over the scheduled vesting periods of individual awards.
The aggregate grant date fair value of non-vested phantom stock outstanding as of March 31, 2017, was $7.3 million. The aggregate intrinsic value of such phantom stock was $12.6 million. Total unrecognized compensation cost related to unvested phantom stock totaled $4.6 million as of March 31, 2017, that is expected to be recognized over a weighted-average period of 1.5 years.
A summary of our phantom stock award activity under the NTI LTIP for the three months ended March 31, 2017, is set forth below:

	Number of Phantom Stock	Weighted Average Grant Date Fair Value
Not vested at December 31, 2016	662,372	$20.25
Awards granted	—	—
Awards vested	(298,744)	20.25
Awards forfeited	(10,858)	20.25
Not vested at March 31, 2017	352,770	20.25
Western Refining Logistics, LP 2013 Long-Term Incentive Plan
The Western Refining Logistics, LP 2013 Long-Term Incentive Plan (the "WNRL LTIP") provides, among other awards, for grants of phantom units and distribution equivalent rights. As of March 31, 2017, there were 4,075,073 phantom units reserved for future grants under the WNRL LTIP.
The fair value of the phantom units is determined based on the closing price of WNRL common units on the grant date. The estimated fair value of the phantom units is amortized on a straight-line basis over the scheduled vesting periods of individual awards. WNRL incurred unit-based compensation expense of $0.6 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.
The aggregate grant date fair value of non-vested phantom units outstanding as of March 31, 2017, was $6.6 million. The aggregate intrinsic value of such phantom units was $6.4 million. Total unrecognized compensation cost related to unvested phantom units totaled $6.2 million as of March 31, 2017, that is expected to be recognized over a weighted-average period of 2.3 years.
A summary of WNRL's phantom unit award activity for the three months ended March 31, 2017, is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Not vested at December 31, 2016	285,155	$26.42
Awards granted	52,654	24.70
Awards vested	(86,012)	26.45
Awards forfeited	—	—
Not vested at March 31, 2017	251,797	26.05
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

equivalent rights, prior to vesting and we do not consider the RSUs or phantom stock in the two-class method when calculating earnings per share.
The computation of basic and diluted earnings per share under the two-class method is presented as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share data)
Basic earnings per common share:
Allocation of earnings:
Net income attributable to Western Refining, Inc.	$11,568	$30,538
Distributed earnings	(42,543)	(35,601)
Undistributed income (loss) attributable to Western Refining, Inc.	$(30,975)	$(5,063)
Weighted-average number of common shares outstanding	108,669	92,078
Basic earnings per common share:
Distributed earnings per share	$0.39	$0.39
Undistributed earnings (loss) per share	(0.29)	(0.05)
Basic earnings per common share	$0.10	$0.34

Diluted earnings per common share:
Net income attributable to Western Refining, Inc.	$11,568	$30,538
Weighted-average diluted common shares outstanding	109,155	92,144
Diluted earnings per common share	$0.10	$0.33
The computation of the weighted average number of diluted shares outstanding is presented below:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Weighted-average number of common shares outstanding	108,669	92,078
Restricted share units and phantom stock	486	66
Weighted-average number of diluted shares outstanding	109,155	92,144
A shareholder's interest in our common stock could become diluted as a result of vestings of RSUs and phantom stock. In calculating our fully diluted earnings per common share, we consider the impact of RSUs and phantom stock that have not vested. We include unvested awards in our diluted earnings calculation when the trading price of our common stock equals or exceeds the per share grant price.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Cash Flows
Supplemental Cash Flow Information
Supplemental disclosures of cash flow information were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Non-cash operating activities were as follows:
Income taxes paid	$9,130	$11,215
Interest paid, excluding amounts capitalized	26,811	20,676
Non-cash investing activities were as follows:
Assets acquired through capital lease obligations	$12,089	$328
Accrued capital expenditures	24,321	46,045
Transfer of capital spares from fixed assets to other assets	—	699
Non-cash financing activities were as follows:
Distributions accrued on unvested NTI equity awards	$—	$3,964
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
We are party to 47 capital leases, with initial terms of 20 years, expiring in 2025 through 2037. The current portion of our capital lease obligation of $1.3 million and $1.3 million is included in accrued liabilities and the non-current portion of $65.9 million and $54.2 million is included in lease financing obligations in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively. The capital lease obligations include a deferred gain of $0.2 million. These capital leases were discounted using annual rates from 5.00% to 16.66%. Total remaining interest related to these leases was $56.9 million and $40.0 million at March 31, 2017 and December 31, 2016, respectively. Average annual payments, including interest, for the next five years are $7.0 million with the remaining $90.9 million due through 2037.

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents our future minimum lease commitments under capital leases and non-cancelable operating leases that have lease terms of one year or more (in thousands) as of March 31, 2017:

	Operating	Capital
Remaining 2017	$40,747	$4,976
2018	52,509	6,722
2019	47,269	6,854
2020	42,420	7,067
2021	43,284	7,238
2022 and thereafter	305,646	90,932
Total minimum lease payments	$531,875	123,789
Less amount that represents interest		56,876
Present value of net minimum capital lease payments		$66,913
Total rental expense was $17.6 million and $17.7 million for the three months ended March 31, 2017 and March 31, 2016, respectively. Contingent rentals and subleases were not significant in any period.
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
Periodically, we receive communications from various federal, state and local governmental authorities asserting violations of environmental laws and/or regulations. These governmental entities may also propose or assess fines or require corrective action for these asserted violations. We intend to respond in a timely manner to all such communications and to take appropriate corrective action. We do not anticipate that any such matters currently asserted will have a material impact on our financial condition, results of operations or cash flows. As of March 31, 2017 and December 31, 2016, we had consolidated environmental accruals of $12.8 million and $13.8 million, respectively.
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
In May 2000, we entered into an Agreed Order with the TCEQ for remediation of the south side of our El Paso refinery property. We purchased a non-cancelable Pollution and Legal Liability and Clean-Up Cost Cap Insurance policy that covers environmental clean-up costs related to contamination that occurred prior to December 31, 1999, including the costs of the Agreed Order activities. The insurance provider assumed responsibility for all environmental clean-up costs related to the Agreed Order up to $20.0 million, of which $6.5 million remained as of March 31, 2017. In addition, a subsidiary of Chevron is obligated under a settlement agreement to pay 60% of any Agreed Order environmental clean-up costs that exceed the $20.0 million policy coverage.
El Paso 2017 EPA RMP Order. In February 2017, we received from the U.S. Environmental Protection Agency ("EPA") a draft administrative order with a proposed penalty of $0.2 million to settle alleged violations of the Risk Management Plan regulations noted during an EPA inspection of the El Paso refinery in February 2015. We are negotiating the draft order with

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EPA and expect to enter into a settlement. The draft settlement does not contain requirements for groundwater clean-up or capital expenditure.
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
We incurred $50.8 million in total capital expenditures between 2009 and 2013 to address the requirements of the 2005 NMED Amended Agreement. These capital expenditures were primarily for installation of emission controls on the heaters, boilers and Fluid Catalytic Cracking Unit ("FCCU") and for reducing sulfur in fuel gas to reduce emissions of sulfur dioxide, NOx and particulate matter from our Gallup refinery. During the first quarter of 2016, we completed the capital expenditures required by the 2005 NMED Amended Agreement to implement one or more FCCU emission offset projects prior to the end of 2017. We incurred $0.1 million for the three months ended March 31, 2017 and $0.1 million and $1.9 million, respectively, for the years ended December 31, 2015 and 2014, to implement an FCC emission offset project. We paid penalties between 2009 and 2012 totaling $2.7 million. For 2017, we have budgeted capital projects specifically designed to address our compliance with the 2005 NMED Amended Agreement regarding air emissions from waste handling at our Gallup refinery.
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
St. Paul Park Refinery
At March 31, 2017 and December 31, 2016, liabilities for remediation and closure obligations at the St. Paul Park refinery totaled $2.5 million and $3.4 million, respectively, of which $2.3 million and $2.5 million, respectively, are recorded on a discounted basis. These discounted liabilities are expected to be settled over at least the next 21 years. At March 31, 2017, the estimated future cash flows to settle these discounted liabilities totaled $2.9 million and are discounted at a rate of 2.78%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.1 million at March 31, 2017 and December 31, 2016.
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
As of February 8, 2017, Western was named as defendants in five substantially similar purported stockholder class actions by Western stockholders (the “Tesoro Merger Litigation”). The suits challenge the adequacy of the disclosures made in connection with the Tesoro Merger. Among other remedies, the plaintiffs seek to enjoin the merger until additional information relating to the transaction is disclosed. The Tesoro Merger Litigation was dismissed with prejudice on March 20, 2017.
Other Matters
The EPA has issued Renewable Fuels Standards ("RFS") that require refiners to blend renewable fuels into the refined products produced at their refineries. Annually, the EPA is required to establish a volume of renewable fuels that refineries must blend into their refined petroleum fuels. To the extent we are unable to blend at the rate necessary to satisfy the EPA mandated

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

volume, we purchase Renewable Identification Numbers ("RIN"). The purchase price for RINs is volatile and may vary significantly from period to period. The net cost of meeting our estimated renewable volume obligations was $21.6 million and $19.1 million for the three months ended March 31, 2017 and 2016, respectively. The supply and demand environment for RINs is uncertain and we cannot predict the impact of RIN purchases on our results of operations in any given period.
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
19. Related Party Transactions
We leased office space in a building located in El Paso, Texas that is owned by an entity controlled by one of our officers. Under the terms of the lease, we made annual payments of $0.2 million. For the three months ended March 31, 2016, we made rental payments under this lease to the related party of $0.06 million. This lease agreement expired in January 2017.
Beginning on September 30, 2014, we began paying MPL for transportation services at published tariff rates. During the three months ended March 31, 2017 and 2016, we paid $16.9 million and $14.0 million, respectively, in crude transportation costs with MPL. Western's President and Chief Operating Officer is a member of MPL's board of managers.
20. Condensed Consolidating Financial Information
Separate condensed consolidating financial information of Western Refining, Inc. (the "Parent"), subsidiary guarantors and non-guarantors is presented below. At March 31, 2017, the Parent and certain 100% owned subsidiary guarantors have fully and unconditionally guaranteed our Western 2021 Senior Unsecured Notes on a joint and several basis. NTI and WNRL are subsidiaries that have not guaranteed the Western 2021 Senior Unsecured Notes. As a result of the Parent and certain subsidiaries' guarantee arrangements, we are required to present the following condensed consolidating financial information that should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Due to the retrospective adjustments of financial position, results of operations and cash flows from the guarantor to the non-guarantor entities resulting from the St. Paul Park Logistics Transaction, we have made corresponding retrospective adjustments to the condensed consolidating financial information for all periods presented. See Note 1, Organization, for additional information on this transaction.
As of March 31, 2017, we owned a 100% limited partnership interest in NTI and a 52.5% limited partnership interest in WNRL, and the non-financial general partner interests of both entities. We are the primary beneficiary of WNRL's earnings and cash flows. We exercise control of WNRL through our 100% ownership of its general partner. Accordingly, NTI and WNRL are consolidated with the other accounts of Western.
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

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$130,908	$29,119	$—	$160,027
Accounts receivable, trade, net of a reserve for doubtful accounts	—	124,847	280,852	—	405,699
Accounts receivable, affiliate	18,985	73,701	8,994	(101,680)	—
Inventories	—	469,912	359,062	—	828,974
Prepaid expenses	—	81,179	17,252	—	98,431
Other current assets	—	75,701	34,221	—	109,922
Total current assets	18,985	956,248	729,500	(101,680)	1,603,053
Equity method investment	—	—	104,303	—	104,303
Property, plant and equipment, net	—	1,111,361	1,251,030	—	2,362,391
Goodwill	—	—	1,289,443	—	1,289,443
Intangible assets, net	—	31,070	52,081	—	83,151
Investment in subsidiaries	5,376,847	—	—	(5,376,847)	—
Due from affiliate	—	2,491,810	—	(2,491,810)	—
Other assets, net	—	26,687	17,609	—	44,296
Total assets	$5,395,832	$4,617,176	$3,443,966	$(7,970,337)	$5,486,637
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$10,938	$318,568	$349,143	$—	$678,649
Accounts payable, affiliate	—	—	101,680	(101,680)	—
Accrued liabilities	11,113	111,897	83,081	—	206,091
Current portion of long-term debt	10,500	—	—	—	10,500
Total current liabilities	32,551	430,465	533,904	(101,680)	895,240
Long-term liabilities:
Long-term debt, less current portion	1,208,355	—	684,370	—	1,892,725
Due to affiliate	2,491,810	—	—	(2,491,810)	—
Lease financing obligations	—	44,666	21,188	—	65,854
Deferred income tax liability, net	—	244,808	38,409	—	283,217
Deficit in subsidiaries	—	507,474	—	(507,474)	—
Other liabilities	—	73,963	15,719	—	89,682
Total long-term liabilities	3,700,165	870,911	759,686	(2,999,284)	2,331,478
Equity:
Equity - Western	1,663,116	3,315,800	1,553,573	(4,869,373)	1,663,116
Equity - Non-controlling interests	—	—	596,803	—	596,803
Total equity	1,663,116	3,315,800	2,150,376	(4,869,373)	2,259,919
Total liabilities and equity	$5,395,832	$4,617,176	$3,443,966	$(7,970,337)	$5,486,637

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21	$224,431	$44,129	$—	$268,581
Accounts receivable, trade, net of a reserve for doubtful accounts	—	117,007	306,164	—	423,171
Accounts receivable, affiliate	16,832	72,760	3,736	(93,328)	—
Inventories	—	448,012	323,977	—	771,989
Prepaid expenses	—	80,199	15,156	—	95,355
Other current assets	—	74,832	38,589	—	113,421
Total current assets	16,853	1,017,241	731,751	(93,328)	1,672,517
Equity method investment	—	—	102,685	—	102,685
Property, plant and equipment, net	—	1,117,958	1,246,524	—	2,364,482
Goodwill	—	—	1,289,443	—	1,289,443
Intangible assets, net	—	31,516	52,296	—	83,812
Investment in subsidiaries	5,348,171	—	—	(5,348,171)	—
Due from affiliate	—	2,443,306	—	(2,443,306)	—
Other assets, net	—	27,425	20,033	—	47,458
Total assets	$5,365,024	$4,637,446	$3,442,732	$(7,884,805)	$5,560,397
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$—	$372,570	$381,363	$—	$753,933
Accounts payable, affiliate	—	—	93,328	(93,328)	—
Accrued liabilities	5,655	124,628	89,324	—	219,607
Current portion of long-term debt	10,500	—	—	—	10,500
Total current liabilities	16,155	497,198	564,015	(93,328)	984,040
Long-term liabilities:
Long-term debt, less current portion	1,208,703	—	663,102	—	1,871,805
Due to affiliate	2,443,306	—	—	(2,443,306)	—
Lease financing obligations	—	45,007	9,156	—	54,163
Deferred income tax liability, net	—	222,372	37,921	—	260,293
Deficit in subsidiaries	—	501,776	—	(501,776)	—
Other liabilities	—	79,501	13,635	—	93,136
Total long-term liabilities	3,652,009	848,656	723,814	(2,945,082)	2,279,397
Equity:
Equity - Western	1,696,860	3,291,592	1,554,803	(4,846,395)	1,696,860
Equity - Non-controlling interests	—	—	600,100	—	600,100
Total equity	1,696,860	3,291,592	2,154,903	(4,846,395)	2,296,960
Total liabilities and equity	$5,365,024	$4,637,446	$3,442,732	$(7,884,805)	$5,560,397

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$1,693,424	$1,314,020	$(678,912)	$2,328,532
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	1,488,822	1,104,098	(678,912)	1,914,008
Direct operating expenses (exclusive of depreciation and amortization)	—	113,516	118,285	—	231,801
Selling, general and administrative expenses	50	32,694	25,897	—	58,641
Merger and reorganization costs	—	9,772	1,525	—	11,297
Gain on disposal of assets, net	—	(167)	(292)	—	(459)
Maintenance turnaround expense	—	940	2,374	—	3,314
Depreciation and amortization	—	28,580	28,224	—	56,804
Total operating costs and expenses	50	1,674,157	1,280,111	(678,912)	2,275,406
Operating income (loss)	(50)	19,267	33,909	—	53,126
Other income (expense):
Equity in earnings of subsidiaries	32,143	10,458	—	(42,601)	—
Interest income	—	74	34	—	108
Interest and debt expense	(20,525)	(826)	(12,384)	—	(33,735)
Other, net	—	789	6,152	—	6,941
Income before income taxes	11,568	29,762	27,711	(42,601)	26,440
Benefit (provision) for income taxes	—	(5,554)	110	—	(5,444)
Net income	11,568	24,208	27,821	(42,601)	20,996
Less net income attributable to non-controlling interests	—	—	9,428	—	9,428
Net income attributable to Western Refining, Inc.	$11,568	$24,208	$18,393	$(42,601)	$11,568
Comprehensive income attributable to Western Refining, Inc.	$11,568	$24,208	$18,349	$(42,601)	$11,524

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$1,004,540	$965,512	$(514,548)	$1,455,504
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	—	798,548	763,361	(514,548)	1,047,361
Direct operating expenses (exclusive of depreciation and amortization)	—	106,540	117,045	—	223,585
Selling, general and administrative expenses	46	24,695	28,544	—	53,285
Merger and reorganization costs	—	—	408	—	408
Gain on disposal of assets, net	—	(26)	(104)	—	(130)
Maintenance turnaround expense	—	125	—	—	125
Depreciation and amortization	—	25,538	27,113	—	52,651
Total operating costs and expenses	46	955,420	936,367	(514,548)	1,377,285
Operating income (loss)	(46)	49,120	29,145	—	78,219
Other income (expense):
Equity in earnings of subsidiaries	43,725	1,054	—	(44,779)	—
Interest income	—	114	50	—	164
Interest and debt expense	(13,141)	(738)	(12,802)	—	(26,681)
Other, net	—	1,069	5,443	—	6,512
Income before income taxes	30,538	50,619	21,836	(44,779)	58,214
Provision for income taxes	—	(18,368)	(261)	—	(18,629)
Net income	30,538	32,251	21,575	(44,779)	39,585
Less net income attributable to non-controlling interests	—	—	9,047	—	9,047
Net income attributable to Western Refining, Inc.	$30,538	$32,251	$12,528	$(44,779)	$30,538
Comprehensive income attributable to Western Refining, Inc.	$30,538	$32,251	$12,528	$(44,779)	$30,538

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2017
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,902)	$(21,270)	$21,009	$(16,154)	$(18,317)
Cash flows from investing activities:
Capital expenditures	—	(22,604)	(23,654)	—	(46,258)
Contributions to affiliate	—	(49,516)	—	49,516	—
Proceeds from the sale of assets	—	167	363	—	530
Net cash used in investing activities	—	(71,953)	(23,291)	49,516	(45,728)
Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(2,625)	(300)	(312)	—	(3,237)
Borrowings on revolving credit facility	—	—	151,500	—	151,500
Repayments on revolving credit facility	—	—	(130,500)	—	(130,500)
Deferred financing costs	—	—	(78)	—	(78)
Distribution to affiliate	—	—	(16,154)	16,154	—
Distribution to non-controlling interest holders	—	—	(12,629)	—	(12,629)
Dividends paid	(42,543)	—	—	—	(42,543)
Payments of tax withholdings for stock-based compensation	(2,467)	—	(4,555)	—	(7,022)
Contributions from affiliates	49,516	—	—	(49,516)	—
Net cash provided by (used in) financing activities	1,881	(300)	(12,728)	(33,362)	(44,509)
Net decrease in cash and cash equivalents	(21)	(93,523)	(15,010)	—	(108,554)
Cash and cash equivalents at beginning of year	21	224,431	44,129	—	268,581
Cash and cash equivalents at end of year	$—	$130,908	$29,119	$—	$160,027

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,500	$(21,284)	$31,477	$(13,392)	$2,301
Cash flows from investing activities:
Capital expenditures	—	(44,798)	(34,231)	—	(79,029)
Use of restricted cash	—	32,323	—	—	32,323
Return of capital from equity method investment	13,537	—	—	(13,537)	—
Contributions to affiliate	—	(93,653)	(8,375)	102,028	—
Proceeds from the sale of assets	—	100	119	—	219
Net cash provided by (used in) investing activities	13,537	(106,028)	(42,487)	88,491	(46,487)
Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,375)	(194)	(353)	—	(1,922)
Borrowings on revolving credit facility	—	—	70,000	—	70,000
Repayments on revolving credit facility	—	—	(62,500)	—	(62,500)
Distribution to affiliate	—	—	(26,929)	26,929	—
Purchases of common stock for treasury	(75,000)	—	—	—	(75,000)
Distribution to non-controlling interest holders	—	—	(28,995)	—	(28,995)
Dividends paid	(35,601)	—	—	—	(35,601)
Payments of tax withholdings for stock-based compensation	(714)	—	(483)	—	(1,197)
Contributions from affiliates	93,653	—	8,375	(102,028)	—
Net cash used in financing activities	(19,037)	(194)	(40,885)	(75,099)	(135,215)
Net decrease in cash and cash equivalents	—	(127,506)	(51,895)	—	(179,401)
Cash and cash equivalents at beginning of year	21	656,966	115,515	—	772,502
Cash and cash equivalents at end of year	$21	$529,460	$63,620	$—	$593,101

21. Acquisitions
Description of the Transaction
On December 21, 2015, Western entered into the NTI Merger Agreement, by and among Western, Western Acquisition Co, LLC (“MergerCo”), NTI and Northern Tier Energy GP LLC, the general partner of NTI and a wholly-owned subsidiary of Western (“NTI GP”). On June 23, 2016, following the approval of the NTI Merger by NTI common unitholders, all closing conditions to the NTI Merger were satisfied, and the NTI Merger was successfully completed. Upon the terms and subject to the conditions set forth in the NTI Merger Agreement, MergerCo merged with and into NTI, the separate limited liability company existence of MergerCo ceased and NTI continued to exist as a limited partnership under Delaware law and as an indirect wholly-owned subsidiary of Western and as the surviving entity in the NTI Merger.
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

•
NTI common unitholders who made a valid “Cash Election” (as defined in the NTI Merger Agreement) received $15.357 in cash and 0.28896 of a share of Western common stock as prorated in accordance with the NTI Merger Agreement for each such NTI common unit held.

•	NTI common unitholders who made a valid “Stock Election” (as defined in the NTI Merger Agreement) received 0.7036 of a share of Western common stock for each such NTI common unit held.
The consolidated statements of operations include the results of the NTI Merger beginning on June 23, 2016. The following unaudited pro forma information assumes that (i) the NTI Merger occurred on January 1, 2016; (ii) $500.0 million was borrowed to fund the NTI Merger consideration on January 1, 2016, resulting in increased interest and debt expense of $9.0 million for the three months ended March 31, 2017 and (iii) income tax expense increased as a result of the increased net income attributable to Western Refining, Inc. offset by increased interest and debt expense of $1.8 million for the three months ended March 31, 2017.

Unaudited Pro Forma for the Three Months Ended
March 31,
2016
(In thousands, except per share data)
Net sales	$1,455,504
Operating income	78,219
Net income	32,378
Net income attributable to Western Refining, Inc.	27,675

Basic earnings per share	$0.26
Diluted earnings per share	0.25
Merger and Reorganization Expenses
We incurred professional service fees in connection with the NTI Merger. Additionally, we incurred costs associated with initiating a plan of reorganization for various positions. In relation to this reorganization plan, it was determined that certain employees would be terminated during 2016 and 2017. We recognized $2.1 million of expense during the three months ended March 31, 2017 which included compensation related to the severance of employment and retention bonuses for selected employees. These costs have been included in Merger and reorganization costs in the accompanying Condensed Consolidated Statements of Operations and are included in the "Other" category within our segment presentation. We recognize these costs

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ratably from September 1, 2016, the effective date of the agreements, through the remaining service period, which varies for each employee, but in no case is later than September 1, 2017. As of March 31, 2017, we anticipate that these costs will continue to be recognized through the third quarter of 2017 and for the expenses to be completely paid out by December 31, 2017.
The following table summarizes the expense activity related to the NTI Merger for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Beginning liability for merger and reorganization costs	$2,574	$189
Third-party professional service fees	1,525	408
Reorganization and related personnel costs incurred during period	575	—
Cash payments to third-party professional service providers	—	(408)
Cash payments made to severed employees	(1,735)	(189)
Ending liability for merger and reorganization costs	$2,939	$—
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
During the fourth quarter of 2016, WNRL completed an evaluation of its lubricant operations and concluded that lubricants are not strategic to its core operations. WNRL has taken steps to divest the remaining assets associated with its lubricant operations and has executed asset purchase agreements with third parties. WNRL anticipates a completed sale in the second quarter of 2017. In connection with this asset disposal, WNRL recorded employee severance costs of $0.2 million within direct operating expenses and selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2017. Assets related to our lubricant operations at March 31, 2017 and December 31, 2016, respectively, include $9.0 million and $10.1 million in inventories and $7.0 million and $7.3 million in property, plant and equipment. WNRL expects proceeds from this divestiture of approximately $20.0 million, which would result in a gain on disposal of assets; however, no amounts related to this anticipated transaction have been recorded in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.
As of March 31, 2017, we owned a 52.5% interest in WNRL and a 100% general partner interest. As the general partner of WNRL, we have the sole ability to direct the activities that most significantly impact WNRL's financial performance, and therefore we consolidate WNRL. All intercompany transactions with WNRL are eliminated upon consolidation.
We are WNRL’s primary logistics customer and a significant wholesale customer through our retail business. WNRL generates revenues by charging tariffs and fees for transporting petroleum products and crude oil though its pipelines, by charging fees for terminalling refined products and other hydrocarbons, and storing and providing other services at its storage tanks and terminals. Additionally, WNRL sells various finished petroleum products to us and other third-party customers. Under our long-term agreements with WNRL (discussed below), we accounted for 31.5% and 31.9% of WNRL’s total revenues for the three month periods ended March 31, 2017 and 2016, respectively. We do not provide financial or equity support through any liquidity arrangements and/or debt guarantees to WNRL.
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
23. Tesoro Merger
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
We recognized $8.5 million of expense related to the Tesoro Merger during the three months ended March 31, 2017, which included transaction and consulting costs. These costs have been included in Merger and reorganization costs in the accompanying Condensed Consolidated Statements of Operations and are included in the "Other" category within our segment presentation.
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
The completion of the Tesoro Merger is subject to certain customary mutual conditions, including (i) the Tesoro Shares issuable in connection with the First Tesoro Merger having been approved for listing on the New York Stock Exchange, subject to official notice of issuance, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, (iii) the absence of any governmental order or law prohibiting the consummation of the Tesoro Merger or the other transactions contemplated by the Tesoro Merger Agreement and (iv) there not having been imposed a burdensome condition in connection with the expiration or termination of the waiting period applicable under the Hart-Scott-Rodino Act. The obligation of each party to consummate the Tesoro Merger is also conditioned upon (i) compliance by the other party in all material respects with its pre-closing obligations under the Tesoro Merger Agreement and (ii) the accuracy of the representations and warranties of the other party as of the date of the Tesoro Merger Agreement and as of the closing (subject to customary materiality qualifiers). Our obligation to complete the Tesoro Merger is additionally subject to Tesoro's receipt of a tax opinion to the effect that the Tesoro Merger qualifies as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code.
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

WESTERN REFINING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On March 24, 2017, at separate special stockholders' meetings, Western stockholders approved the adoption of the Tesoro Merger Agreement and Tesoro stockholders approved the issuance of shares of Tesoro common stock in connection with the Tesoro Merger. Completion of the Tesoro Merger remains subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We continue to expect the Tesoro Merger to close in the second quarter of 2017.
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
24. Subsequent Events
On April 17, 2017, Tesoro filed an Amendment to Schedule 13D with the SEC stating that the board of directors of Tesoro authorized the management of Tesoro to work with the board of directors and management of Tesoro Logistics LP ("TLLP") to consider, discuss and endeavor to negotiate a merger, consolidation or combination (in whatever form) of assets held by and securities issued by TLLP and its affiliates and assets held by and securities issued by WNRL. Any such transaction would be conditioned on the closing of the Tesoro Merger. There can be no assurance that any discussions that may occur between TLLP and WNRL will result in the delivery of a proposal, or entry into a definitive agreement, concerning a transaction or, if such a definitive agreement is reached, will result in the consummation of a transaction provided for in such definitive agreement. If any discussions concerning a potential transaction occur, such discussions may be terminated at any time and without prior notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that are based on current expectations, estimates and projections about our business and operations. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K") and elsewhere in this report. You should read "Risk Factors" and "Forward-Looking Statements" in this report. In this Item 2, all references to "Western Refining," "the Company," "Western," "we," "us," and "our" refer to Western Refining, Inc. and its consolidated subsidiaries including Western Refining Logistics, LP ("WNRL"), unless the context otherwise requires or where otherwise indicated.
Company Overview
We are an independent crude oil refiner and marketer of refined products incorporated in September 2005 under Delaware law with principal offices located in El Paso, Texas. Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol “WNR.” We own certain operating assets directly; the controlling general partner interest and 100% limited partner interest in Northern Tier Energy ("NTI") and the controlling general partner interest, incentive distribution rights and a 52.5% limited partner interest in WNRL. WNRL common partnership units trade on the NYSE under the symbol "WNRL."
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
On November 16, 2016, we entered into an Agreement and Plan of Merger (the “Tesoro Merger Agreement”) with Tesoro, Tahoe Merger Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of Tesoro (“Merger Sub 1”), and Tahoe Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of Tesoro (“Merger Sub 2”), pursuant to which Merger Sub 1 will merge with and into the Company (the “First Merger,” and, if a second merger election is not made, the “Tesoro Merger”), with the Company surviving the First Merger as a wholly-owned subsidiary of Tesoro. Subject to the terms and conditions set forth in the Tesoro Merger Agreement, upon consummation of the First Merger, each share of our common stock (each, a “Western Share”) issued and outstanding immediately prior to the effective time of the First Merger (excluding Western Shares owned by the Company or Tesoro or any of their respective direct or indirect wholly-owned subsidiaries that are not held on behalf of third parties) will be converted into and become exchangeable for, at the election of the holder of such Western Share, either (a) $37.30 in cash or (b) 0.4350 shares of common stock in each case without interest and subject to proration. On March 24, 2017, at separate special stockholders' meetings, Western stockholders approved the adoption of the Tesoro Merger Agreement and Tesoro stockholders approved the issuance of shares of Tesoro common stock in connection with the Tesoro Merger. See Note 23, Tesoro Merger, in the Notes to the Condensed Consolidated Financial Statements included in this annual report for additional information on this transaction.
We own 100% of the limited partner interest in Northern Tier Energy LP ("NTI") and 100% of its general partner. We entered into an Agreement and Plan of Merger dated December 21, 2015 (the “NTI Merger Agreement”) and the merger was successfully completed on June 23, 2016 (the "NTI Merger"). We incurred $500 million of additional secured indebtedness under our amended term loan credit agreement to partially fund the NTI Merger consideration. See Note 9, Long-Term Debt and Note 21, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements for further discussion.
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

We have organized our operations into three segments: refining, WNRL and retail, based on manufacturing and marketing processes, the nature of our products and services and each segment's respective customer base. See Note 3, Segment Information, in the Notes to the Condensed Consolidated Financial Statements for further discussion of our business segments.

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

Major Influences on Results of Operations
Summary of First Quarter 2017

•	We averaged throughput of 130,554 bpd at the El Paso refinery, a 8.7% decrease from the three months ended March 31, 2016, primarily due to maintenance activity during the first quarter of 2017.

•	We averaged throughput of 28,743 bpd at the Gallup refinery, a 28.8% increase from the three months ended March 31, 2016.

•	We averaged throughput of 105,386 bpd at the St. Paul Park refinery, a 4.7% increase from the three months ended March 31, 2016.

•	We had net non-cash lower of cost or market ("LCM") recoveries related to our crude oil, finished product and retail last-in, first-out ("LIFO") inventory values of $1.9 million.

•
We recognized $8.5 million of expense related to the Tesoro Merger, which included transaction and consulting costs, $2.1 million in NTI Merger reorganization expenses including legal, employee severance and retention costs and $0.7 million for the reorganization of our Gallup refinery operations.

•	Dividends and distributions declared and paid:

◦	$0.38 per Western common share; and

◦	$0.4375 per WNRL common unit.
2017 Year-to-Date Operating and Financial Highlights
Net income attributable to Western was $11.6 million, or $0.10 per diluted share for the three months ended March 31, 2017, compared to income of $30.5 million, or $0.33 per diluted share for the three months ended March 31, 2016.
The WNRL financial and operational data presented includes the historical results of all assets acquired from Western in the St. Paul Park Logistics Transaction. This transaction was a transfer of assets between entities under common control. The financial information for the affected reporting segments has been retrospectively adjusted to include or exclude the historical results of the transferred assets for periods prior to the effective date of the transaction.

Our operating income decreased $25.1 million from March 31, 2016, to March 31, 2017, as shown by segment in the following table:

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Refining	$61,665	$84,374	$(22,709)
WNRL	26,362	13,188	13,174
Retail	3,848	3,865	(17)
Other	(38,749)	(23,208)	(15,541)
Total operating income	$53,126	$78,219	$(25,093)

Overview of Segments
Refining. The following items can have a significant impact on our overall refinery gross margin, results of operations and cash flows:

•	fluctuations in petroleum-based commodity values such as refined product prices and the cost of crude oil and other feedstocks;

•	product yield volumes that are less than total refinery throughput volume, resulting in yield loss and lower refinery gross margin;

•	adjustments to reflect the lower of cost or market value of our crude oil, finished product and retail LIFO inventory values;

•	the impact of our economic hedging activity;

•	fluctuations in our direct operating expenses, especially the cost of natural gas and electricity;

•	planned maintenance turnarounds, generally significant in both downtime and cost, are expensed as incurred;

•	seasonal fluctuations in demand for refined products; and

•	unplanned downtime of our refineries generally leads to increased maintenance costs and a temporary increase in working capital investment.
Key factors affecting petroleum based commodities' values include: supply and demand for crude oil, gasoline and other refined products; changes in domestic and foreign economies; weather conditions; domestic and foreign political affairs; crude oil and refined petroleum product production levels; logistics constraints; availability of imports; marketing of competitive fuels; availability of Renewable Identification Numbers ("RINs"), price differentials between heavy and sour crude oils and light sweet crude oils; and government regulation.
We engage in hedging activity primarily to fix the margin on a portion of our future gasoline and distillate production and to protect the value of certain crude oil, refined product and blendstock inventories. We record the results of our hedging activity within cost of products sold, which directly impacts our results of operations.
Excise and other taxes collected from customers and remitted to governmental authorities are not included in revenues or cost of products sold. In addition to the crude oil that we purchase to supply our refinery production, we also purchase crude oil quantities that are transported to different locations and sold to third parties. We record these sales on a gross basis with the sales price recorded as revenues and the related costs within cost of products sold. Consolidated cost of products sold for the three months ended March 31, 2017, includes $35.3 million of realized and unrealized net gains from our economic hedging activities. The non-cash unrealized net losses included in the consolidated total were $4.5 million for the three months ended March 31, 2017.
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. From 2016 to 2017, the volatility in crude oil prices and refining margins contributed to the variability of our results of operations.
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

Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the continuing development of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies could materially affect the amounts recorded in our financial statements. Our critical accounting policies, estimates and recent accounting pronouncements that potentially impact us are discussed in detail under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Form 10-K.
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

Results of Operations
The following tables summarize our consolidated and reportable segment financial data and key operating statistics for the three months ended March 31, 2017 and 2016. The following data should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report.
Consolidated

Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands, except per share data)
Statements of Operations Data
Net sales (1)	$2,328,532	$1,455,504	$873,028
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	1,914,008	1,047,361	866,647
Direct operating expenses (exclusive of depreciation and amortization)	231,801	223,585	8,216
Selling, general and administrative expenses	58,641	53,285	5,356
Merger and reorganization costs	11,297	408	10,889
Gain on disposal of assets, net	(459)	(130)	(329)
Maintenance turnaround expense	3,314	125	3,189
Depreciation and amortization	56,804	52,651	4,153
Total operating costs and expenses	2,275,406	1,377,285	898,121
Operating income	53,126	78,219	(25,093)
Other income (expense):
Interest income	108	164	(56)
Interest and debt expense	(33,735)	(26,681)	(7,054)
Other, net	6,941	6,512	429
Income before income taxes	26,440	58,214	(31,774)
Provision for income taxes	(5,444)	(18,629)	13,185
Net income	20,996	39,585	(18,589)
Less net income attributable to non-controlling interests (2)	9,428	9,047	381
Net income attributable to Western Refining, Inc.	$11,568	$30,538	$(18,970)

Basic earnings per share	$0.10	$0.34	$(0.24)
Diluted earnings per share	$0.10	$0.33	$(0.23)
Dividends declared per common share	$0.38	$0.38	$—
Weighted average basic shares outstanding	108,669	92,078	16,591
Weighted average dilutive shares outstanding	109,155	92,144	17,011

(1)
The information presented excludes $904.8 million and $741.1 million of intercompany sales and $904.8 million and $741.1 million of intercompany cost of products sold for the three months ended March 31, 2017 and March 31, 2016, respectively.

(2)
Net income attributable to non-controlling interests for the three months ended March 31, 2017, consisted of income from WNRL in the amount of $9.4 million. Net income attributable to non-controlling interests for the three months ended March 31, 2016, consisted of income from NTI and WNRL in the amount of $4.3 million and $4.7 million, respectively.

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Economic Hedging Activities Recognized within Cost of Products Sold
Realized hedging gain, net	$39,787	$17,803	$21,984
Unrealized hedging loss, net	(4,452)	(12,483)	8,031
Total hedging gain, net	$35,335	$5,320	$30,015

Cash Flow Data
Net cash provided by (used in):
Operating activities	$(18,317)	$2,301	$(20,618)
Investing activities	(45,728)	(46,487)	759
Financing activities	(44,509)	(135,215)	90,706
Capital expenditures	$46,258	$79,029	$(32,771)
Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as net sales less cost of products sold (exclusive of depreciation and amortization). Gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our performance as a general indication of the amount above costs of products that we are able to sell our products.

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Net sales	$2,328,532	$1,455,504	$873,028
Cost of products sold (exclusive of depreciation and amortization)	1,914,008	1,047,361	866,647
Gross margin	$414,524	$408,143	$6,381
Compared to the three months ended March 31, 2016, our consolidated gross margin increased by 1.6% for the current period. This increase was primarily due to increases of $14.9 million and $1.3 million in our WNRL and retail segments, respectively, partially offset by a decrease in our refining segment of $9.9 million.
Direct Operating Expenses (exclusive of depreciation and amortization). The increase in direct operating expenses was primarily due to increases of $6.1 million, $1.9 million and $0.2 million in our refining, retail and WNRL segments, respectively.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses resulted from increases of $5.0 million and $1.4 million in our Other category and WNRL segment, respectively, partially offset by a decrease of $1.0 million in our retail segment. The increase in our Other category was due to higher employee, professional and legal expenses in the current period.
Merger and Reorganization Costs. The costs incurred during the three months ended March 31, 2017 consist of severance payments and reorganization costs for the NTI Merger and transaction and consulting costs related to the Tesoro Merger.
Maintenance Turnaround Expense. We incurred turnaround expenses during the first three months of 2017 primarily associated with preparing for the 2017 turnaround at our St. Paul Park refinery.
Depreciation and Amortization. The increase between periods was primarily due to additional depreciation associated with our logistics assets related to the ongoing expansion of our Delaware Basin and Four Corners logistics system.
Interest and Debt Expense. The increase in interest expense from prior periods was attributable to interest incurred in 2017 on borrowings under the Western 2023 Term Loan Credit Facility during the second quarter of 2016 in connection with the NTI Merger.
Provision for Income Taxes. The decrease in the provision for income taxes from prior periods was primarily due to lower income in our refining segment.

Results by Segment
The following tables set forth our historical financial data by segment for the periods presented. We have organized our operations into three segments: refining, WNRL and retail, based on manufacturing and marketing processes, the nature of our products and services and each segment's respective customer base. See Note 3, Segment Information, in the Notes to Condensed Consolidated Financial Statements for more information.
We present below the performance measure of gross margin for each of our reportable segments. Gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our segments' performance as a general indication of the amount above segment costs of products that each reportable segment is able to sell its products.

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Gross Margin by Segment
Refining	$238,867	$248,718	$(9,851)
WNRL	87,393	72,449	14,944
Retail	88,264	86,976	1,288
Consolidated gross margin	$414,524	$408,143	$6,381
Direct Operating Expenses by Segment
Refining	$117,992	$111,857	$6,135
WNRL	44,847	44,658	189
Retail	68,962	67,070	1,892
Consolidated direct operating expenses	$231,801	$223,585	$8,216
Depreciation and Amortization by Segment
Refining	$40,187	$36,500	$3,687
WNRL	9,732	9,338	394
Retail	6,076	5,680	396
Other	809	1,133	(324)
Consolidated depreciation and amortization	$56,804	$52,651	$4,153
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
The following table reconciles net income attributable to Western Refining, Inc. to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Net income attributable to Western Refining, Inc.	$11,568	$30,538	$(18,970)
Net income attributable to non-controlling interests	9,428	9,047	381
Interest and debt expense	33,735	26,681	7,054
Provision for income taxes	5,444	18,629	(13,185)
Gain on disposal of assets, net	(459)	(130)	(329)
Depreciation and amortization	56,804	52,651	4,153
Maintenance turnaround expense	3,314	125	3,189
Net change in lower of cost or market inventory reserve	(1,868)	(51,734)	49,866
Unrealized loss on commodity hedging transactions	4,452	12,483	(8,031)
Adjusted EBITDA	$122,418	$98,290	$24,128

Refining Segment
Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands, except bpd and per barrel data)
Statement of Operations Data:
Net sales (including intersegment sales) (1)	$2,085,638	$1,276,968	$808,670
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (2)	1,846,771	1,028,250	818,521
Direct operating expenses (exclusive of depreciation and amortization)	117,992	111,857	6,135
Selling, general and administrative expenses	15,871	15,867	4
Gain on disposal of assets, net	(162)	(5)	(157)
Maintenance turnaround expense	3,314	125	3,189
Depreciation and amortization	40,187	36,500	3,687
Total operating costs and expenses	2,023,973	1,192,594	831,379
Operating income	$61,665	$84,374	$(22,709)
Key Operating Statistics
Total sales volume (bpd) (1) (3)	335,826	290,035	45,791
Total refinery production (bpd)	262,883	263,960	(1,077)
Total refinery throughput (bpd) (4)	264,683	265,977	(1,294)
Per barrel of refinery throughput:
Refinery gross margin (2) (5) (6)	$9.99	$10.19	$(0.20)
Refinery gross margin, excluding LCM adjustment (2) (5) (6)	9.92	8.06	1.86
Direct operating expenses (7)	4.95	4.62	0.33
Mid-Atlantic sales volume (barrels)	2,177	1,731	446
Mid-Atlantic margin per barrel	$0.39	$1.14	$(0.75)

The following tables set forth our refining throughput and production data for the periods and refineries presented:
El Paso Refinery

	Three Months Ended
	March 31,
	2017	2016	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	67,482	75,239	(7,757)
Diesel and jet fuel	52,106	58,284	(6,178)
Residuum	1,868	3,218	(1,350)
Other	7,697	4,619	3,078
Total refinery production (bpd)	129,153	141,360	(12,207)
Refinery throughput (bpd):
Sweet crude oil	103,727	104,887	(1,160)
Sour crude oil	19,042	28,499	(9,457)
Other feedstocks and blendstocks	7,785	9,670	(1,885)
Total refinery throughput (bpd) (4)	130,554	143,056	(12,502)
Total sales volume (bpd) (3)	148,012	141,762	6,250
Per barrel of refinery throughput:
Refinery gross margin (2) (5) (6)	$9.53	$7.42	$2.11
Direct operating expenses (7)	4.32	3.49	0.83

Gallup Refinery

	Three Months Ended
	March 31,
	2017	2016	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	18,027	14,772	3,255
Diesel and jet fuel	9,369	5,856	3,513
Other	868	1,179	(311)
Total refinery production (bpd)	28,264	21,807	6,457
Refinery throughput (bpd):
Sweet crude oil	25,309	19,066	6,243
Other feedstocks and blendstocks	3,434	3,246	188
Total refinery throughput (bpd) (4)	28,743	22,312	6,431
Total sales volume (bpd) (3)	32,501	30,614	1,887
Per barrel of refinery throughput:
Refinery gross margin (2) (5) (6)	$11.99	$9.30	$2.69
Direct operating expenses (7)	7.86	10.06	(2.20)

St. Paul Park Refinery

	Three Months Ended
	March 31,
	2017	2016	Change
Key Operating Statistics
Refinery product yields (bpd):
Gasoline	51,538	49,707	1,831
Distillate	36,177	33,639	2,538
Residuum	10,936	11,662	(726)
Other	6,813	5,785	1,028
Total refinery production (bpd)	105,464	100,793	4,671
Refinery throughput (bpd):
Light crude oil	53,308	58,349	(5,041)
Synthetic crude oil	21,303	11,726	9,577
Heavy crude oil	25,991	26,274	(283)
Other feedstocks	4,784	4,260	524
Total refinery throughput (bpd) (4)	105,386	100,609	4,777
Total sales volume (bpd) (3)	105,074	99,094	5,980
Per barrel of throughput:
Refinery gross margin (2) (5) (6)	$7.36	$8.09	$(0.73)
Direct operating expenses (7)	4.17	4.82	(0.65)

(1)
Refining net sales for the three months ended March 31, 2017 and 2016, includes $245.4 million and $59.7 million, respectively, representing a period average of 53,422 bpd and 20,066 bpd, respectively, in crude oil sales to third parties.

(2)
Cost of products sold for the combined refining segment includes the net realized and net non-cash unrealized hedging activity shown in the table below. The hedging gains and losses are included in the combined gross profit and refinery gross margin but are not included in those measures for our individual refineries. The hedging gains and losses for the combined refining segment include a realized hedging gain of $7.4 million and an unrealized hedging loss of $2.7 million from our Mid-Atlantic operations during the three months ended March 31, 2017, which are not included in the combined gross profit and refinery gross margin or those measures for our individual refineries.

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Realized hedging gain, net	$39,787	$17,803	$21,984
Unrealized hedging loss, net	(4,452)	(12,483)	8,031
Total hedging gain, net	$35,335	$5,320	$30,015

(3)
Sales volume includes sales of refined products sourced primarily from our refinery production as well as refined products purchased from third parties. We purchase additional refined products from third parties to supplement supply to our customers. These products are similar to the products that we currently manufacture and represented 8.2% and 5.7% of our total consolidated sales volumes for the three months ended March 31, 2017 and 2016, respectively. The majority of the purchased refined products are distributed through our refined product sales activities in the Mid-Atlantic region.

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
Our calculation of refinery gross margin excludes the sales and costs related to our Mid-Atlantic business that we report within the refining segment. The following table reconciles the sales and cost of sales used to calculate refinery gross margin with the total sales and cost of sales reported in the refining statement of operations data above:

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Refinery net sales (including intersegment sales)	$1,941,577	$1,191,566	$750,011
Mid-Atlantic sales	144,061	85,402	58,659
Net sales (including intersegment sales)	$2,085,638	$1,276,968	$808,670

Refinery cost of products sold (exclusive of depreciation and amortization)	$1,703,556	$944,824	$758,732
Mid-Atlantic cost of products sold	143,215	83,426	59,789
Cost of products sold (exclusive of depreciation and amortization)	$1,846,771	$1,028,250	$818,521
The following table reconciles combined gross profit for our refineries to combined gross margin for our refineries for the periods presented:

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands, except per barrel data)
Net sales (including intersegment sales)	$1,941,577	$1,191,566	$750,011
Cost of products sold (exclusive of depreciation and amortization)	1,703,556	944,824	758,732
Depreciation and amortization	40,187	36,500	3,687
Gross profit	197,834	210,242	(12,408)
Plus depreciation and amortization	40,187	36,500	3,687
Refinery gross margin	$238,021	$246,742	$(8,721)
Refinery gross margin per throughput barrel	$9.99	$10.19	$(0.20)
Gross profit per throughput barrel	$8.30	$8.69	$(0.39)

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

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands, except per barrel data)
Refinery gross margin	$238,021	$246,742	$(8,721)
Net change in lower of cost or market inventory reserve	(1,613)	(51,670)	50,057
Refinery gross margin, excluding LCM adjustment	$236,408	$195,072	$41,336
Refinery gross margin, excluding LCM adjustment, per refinery throughput barrel	$9.92	$8.06	$1.86

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

Gross Margin. Refinery gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Net sales	$2,085,638	$1,276,968	$808,670
Cost of products sold (exclusive of depreciation and amortization)	1,846,771	1,028,250	818,521
Gross margin	$238,867	$248,718	$(9,851)
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
Refinery gross margin per throughput barrel excluding LCM adjustments increased in a manner generally consistent with the increase in industry benchmarks. The positive margin impact to cost of products sold of non-cash LCM inventory recoveries was $1.6 million and $51.6 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
The Gulf Coast benchmark 3:2:1 rose to $13.71 in the first three months of 2017 from $10.84 in the first three months of 2016. Our crude oil purchases are based on pricing tied to WTI that, in recent quarters, has experienced price volatility relative to Brent crude oil reflective of the decline in global and domestic crude oil prices. During the first three months of 2017, this differential increased to an average of $2.00 per barrel from an average of $0.49 per barrel for the first three months of 2016. Our El Paso refinery margins have historically benefited from the WTI Midland/Cushing crude oil differential. However, this differential has been volatile, has narrowed over the past year, and at times has shifted to a premium rather than a discount. For the three months ended March 31, 2017, the WTI Midland/Cushing differential averaged a premium of $0.64 per barrel, compared to an average premium of $0.14 for the first three months of 2016. This differential continues to be volatile and fluctuates based on local crude oil production, crude oil outflows at Midland and Cushing and regional refining throughput volumes. The Group 3 6:3:2:1 benchmark crack spread, which influences the results of our St. Paul Park refinery, increased from an average of $6.29 per barrel for the first three months of March 31, 2016, to an average of $8.71 per barrel for the first three months of March 31, 2017.
Refinery gross margin was also affected by net realized and unrealized economic hedging gains of $35.3 million for the first three months of 2017, compared to net realized and unrealized economic hedging gains of $5.3 million for the first three months of 2016. We enter into hedge contracts to manage our exposure to commodity price risks or to fix sales margins on a portion of our future gasoline and distillate production. Unrealized mark-to-market gains and losses related to our economic hedging instruments are the result of differences between forward crack spreads and the fixed margins from our hedge contracts. We incur unrealized commodity hedging losses when forward spreads are in excess of our fixed contract margins. Hedging gains or losses are included within cost of product sold, directly impacting our refining gross margin.
Other impacts to margin include the net cost of RINs, which was $21.6 million for the first three months of 2017, compared to $19.1 million for the first three months of 2016. Total refinery throughput decreased by 0.4 million barrels. Our refined product sales volume increased to 30.2 million barrels during the first three months of 2017 from 26.4 million barrels during the first three months of 2016.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses increased primarily due to increased transportation expenses in our St. Paul Park refinery ($3.0 million), energy, chemical and catalyst expense ($2.9 million) and employee expenses ($1.7 million). Offsetting these increases was decreased environmental expenses ($1.8 million).
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily due to increased employee expenses ($1.5 million), bad debt expenses ($1.0 million) and professional and legal expenses ($0.4 million). Offsetting these increases were outside support services incurred in 2016 without comparable activity in 2017 related to a pipeline project and decreased insurance expense ($0.7 million).
Maintenance Turnaround Expense. We incurred turnaround expenses during the first three months of 2017 associated with preparing for the turnaround at our St. Paul Park refinery.
Depreciation and Amortization. Depreciation and amortization increased due to additional depreciation associated with recently capitalized logistics assets.

WNRL
WNRL's financial and operational data presented includes the historical results of the assets acquired from Western in the St. Paul Park Logistics Transaction. This transaction was a transfer of assets between entities under common control. We have retrospectively adjusted historical financial and operational data of WNRL, for all periods presented, to reflect the purchase and consolidation of the St. Paul Park Logistics Assets into WNRL.
Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Statement of Operations Data:
Net sales	$604,692	$468,039	$136,653
Operating costs and expenses:
Cost of products sold	517,299	395,590	121,709
Direct operating expenses	44,847	44,658	189
Selling, general and administrative expenses	6,743	5,364	1,379
Gain on disposal of assets, net	(291)	(99)	(192)
Depreciation and amortization	9,732	9,338	394
Total operating costs and expenses	578,330	454,851	123,479
Operating income	$26,362	$13,188	$13,174

	Three Months Ended
	March 31,
	2017	2016	Change
Key Operating Statistics
Pipeline and gathering (bpd):
Mainline movements:
Permian/Delaware Basin system	53,136	49,486	3,650
Four Corners system (1)	47,480	52,467	(4,987)
TexNew Mex system	4,402	12,544	(8,142)
Gathering (truck offloading):
Permian/Delaware Basin system	14,605	20,533	(5,928)
Four Corners system	6,617	12,761	(6,144)
Terminalling, transportation and storage (bpd):
Shipments into and out of storage (includes asphalt)	584,476	388,258	196,218
Wholesale:
Fuel gallons sold (in thousands)	302,050	314,943	(12,893)
Fuel gallons sold to retail (included in fuel gallons sold above) (in thousands)	79,113	79,841	(728)
Fuel margin per gallon (2)	$0.042	$0.028	$0.014
Lubricant gallons sold (in thousands)	1,321	2,201	(880)
Lubricant margin per gallon (3)	$1.08	$0.69	$0.39
Asphalt trucking volume (bpd)	5,205	—	5,205
Crude oil trucking volume (bpd)	48,894	35,111	13,783
Average crude oil revenue per barrel	$2.26	$2.24	$0.02

(1)
Some barrels of crude oil in route to our Gallup refinery and Permian/Delaware Basin are transported on more than one mainline. Mainline movements for the Four Corners and Delaware Basin systems include each barrel transported on each mainline.

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

Gross Margin. Gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Net sales	$604,692	$468,039	$136,653
Cost of products sold (exclusive of depreciation and amortization)	517,299	395,590	121,709
Gross margin	$87,393	$72,449	$14,944
WNRL's gross margin increased by $14.9 million quarter over quarter. This increase was primarily due to increased fee-based revenue of $8.7 million in logistics operations mainly resulting from $11.8 million in fees generated by WNRL's St. Paul Park Logistics Assets that were acquired on September 15, 2016. Also contributing to the increase were increased finish product transport margin of $4.8 million, crude oil trucking gross margin of $2.2 million and wholesale fuel margins of $0.1 million. Partially offsetting these increases was a $0.4 million decrease in lubricant margins and a $0.1 million decrease in asphalt trucking gross margin. The average price per gallon sold in the first three months of 2017, was $1.71 compared to $1.22 for the first three months of 2016.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses were relatively flat, but included increases in employee expenses ($1.5 million), maintenance expense ($0.9 million) and higher fuel expense for WNRL's transportation department ($0.6 million), partially offset by lower outside support services ($2.3 million) and environmental expenses ($0.7 million).
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased primarily due to increased allocated expenses ($0.9 million) and employee expenses ($0.4 million).
Depreciation and Amortization. Depreciation and amortization increased due to the ongoing expansion of WNRL's Delaware Basin and Four Corners logistics systems.

Retail Segment
Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands, except per gallon data)
Statement of Operations Data
Net sales (including intersegment sales)	$542,961	$451,627	$91,334
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	454,697	364,651	90,046
Direct operating expenses (exclusive of depreciation and amortization)	68,962	67,070	1,892
Selling, general and administrative expenses	9,384	10,387	(1,003)
Gain on disposal of assets, net	(6)	(26)	20
Depreciation and amortization	6,076	5,680	396
Total operating costs and expenses	539,113	447,762	91,351
Operating income	$3,848	$3,865	$(17)
Key Operating Statistics
Southwest Retail:
Retail fuel gallons sold	96,882	91,469	5,413
Average retail fuel sales price per gallon, net of excise taxes	$1.90	$1.43	$0.47
Average retail fuel cost per gallon, net of excise taxes	1.73	1.28	0.45
Retail fuel margin per gallon (1)	0.17	0.15	0.02
Merchandise sales	$76,111	$75,967	$144
Merchandise margin (2)	30.3%	29.5%	0.8%
Operating retail outlets at period end	259	258	1
Cardlock fuel gallons sold	15,784	15,253	531
Cardlock fuel margin per gallon	$0.143	$0.128	$0.015
Operating cardlocks at period end	52	52	—
SuperAmerica:
Retail fuel gallons sold	70,245	73,090	(2,845)
Retail fuel margin per gallon (1)	$0.23	$0.24	$(0.01)
Merchandise sales	80,325	84,193	(3,868)
Merchandise margin (2)	26.2%	26.1%	0.1%
Company-operated retail outlets at period end	192	169	23
Franchised retail outlets at period end	94	114	(20)

The following table reconciles retail fuel sales and cost of retail fuel sales to net sales and cost of products sold:

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands, except per gallon data)
Net Sales
Retail fuel sales, net of excise taxes	$343,414	$261,523	$81,891
Merchandise sales	156,436	160,160	(3,724)
Cardlock sales	30,388	20,733	9,655
Other sales	12,723	9,211	3,512
Net sales	$542,961	$451,627	$91,334
Cost of Products Sold
Retail fuel cost of products sold, net of excise taxes	$310,551	$230,707	$79,844
Merchandise cost of products sold	112,319	115,776	(3,457)
Cardlock cost of products sold	28,062	18,701	9,361
Other cost of products sold	3,765	(533)	4,298
Cost of products sold	$454,697	$364,651	$90,046
Gross margin	$88,264	$86,976	$1,288
Retail fuel margin per gallon (1)	$0.20	$0.19	$0.01

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

Gross Margin. Retail gross margin is a non-GAAP performance measure that we calculate as net sales (including intersegment sales) less cost of products sold (exclusive of depreciation and amortization). The increase in gross margin was primarily due to higher same store Southwest Retail fuel gross margin of $2.2 million and an increase in cardlock gross margin of $0.3 million due to higher sales volumes. The net effect in Southwest Retail of one retail outlet added in the second and third quarters of 2016 and one retail outlet closed in the fourth quarter of 2016 was an increase in retail gross margin of $1.4 million. Southwest Retail same store merchandise gross margin increased by $0.4 million. SuperAmerica gross margin decreased by $2.5 million due lower fuel margins. SuperAmerica cost of products sold included net non-cash LCM recoveries of $0.3 million for the three months ended March 31, 2017 and recoveries of $0.1 million for the three months ended March 31, 2016.
Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses for the three months ended March 31, 2017, increased from the three months ended March 31, 2016. The net effect in Southwest Retail of one retail outlet added in the second and third quarters of 2016 and one retail outlet closed in the fourth quarter of 2016 was an additional $0.9 million in expenses. Additionally, there was an increase in same store Southwest Retail credit card processing fees and environmental expense of $0.5 million and $0.3 million, respectively, partially offset by a decrease in same store Southwest Retail maintenance expense of $0.5 million. SuperAmerica incurred higher store advertising expense and employee expense of $0.7 million and $0.3 million during the three months ended March 31, 2017.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses was primarily due to lower SuperAmerica employee and property tax expenses.

NTI
General Instruction H(2)(a) of Form 10-Q allows for the omission of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations from the presentation of NTI's financial position and operating results, provided that NTI includes within this Form 10-Q its management's narrative analysis of the results of operations explaining the reasons for material changes in revenue and expenses for the year-to-date periods presented. Set forth below are the operating results of NTI, as presented in NTI's standalone financial statements in its Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016. These operating results do not reflect Western's accounting adjustments to consolidate NTI into Western's reportable segments. The following results are intended to be considered separately from Western's consolidated segment presentation, which incorporates NTI's operations, as adjusted in consolidation, into Western's reportable segments.
Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

	Three Months Ended
	March 31,
	2017	2016	Change
	(In millions)
Statements of Operations Data
Revenue (1)	$826.7	$604.4	$222.3
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) (1)	703.7	474.2	229.5
Direct operating expenses (exclusive of depreciation and amortization)	73.8	78.3	(4.5)
Selling, general and administrative expenses	19.0	23.3	(4.3)
Merger-related expenses	1.5	0.4	1.1
Maintenance turnaround expense	2.4	0.4	2.0
Depreciation and amortization	11.5	11.3	0.2
Income from equity method investment	(6.0)	(5.5)	(0.5)
Other (gain) loss	(0.1)	0.2	(0.3)
Total operating costs and expenses	805.8	582.6	223.2
Operating income	20.9	21.8	(0.9)
Other income (expense):
Interest and debt expense	(6.5)	(6.5)	—
Income before income taxes	14.4	15.3	(0.9)
Provision for income taxes	(0.4)	(0.6)	0.2
Net income	$14.0	$14.7	$(0.7)

(1)	Includes excise taxes of $117.3 million and $107.0 million for the three months ended March 31, 2017 and 2016, respectively.

Revenue. Revenue for the three months ended March 31, 2017, was $826.7 million compared to $604.4 million for the three months ended March 31, 2016, an increase of 36.8%. Refining revenue increased 45.4% and retail revenue increased 11.0% compared to the three months ended March 31, 2016. Refining revenue increased primarily due to higher refined product prices due to market conditions and increased sales volumes of 6.0% in the 2017 period. Retail revenue increased primarily due to higher fuel prices due to market conditions, partially offset by a decrease in fuel gallons sold of 4.0%. Excise taxes included in revenue increased by $10.3 million for the 2017 period over the 2016 period.
Cost of sales. Cost of sales totaled $703.7 million for the three months ended March 31, 2017, compared to $474.2 million for the three months ended March 31, 2016, an increase of 48.4%. Refining cost of sales increased 55.2% and retail cost of sales increased 15.1% compared to the three months ended March 31, 2016. The increase was primarily due to higher crude oil costs, a $1.9 million recovery from a lower of cost or market inventory adjustment and an increase of 6.0% in refining sales volumes. The increased retail cost of sales was primarily due to higher costs of fuel products. Cost of sales was also affected by net realized and unrealized economic hedging gains of $8.8 million for the first three months of 2017, compared to net realized and unrealized economic hedging losses of $0.1 million for the first three months of 2016. Lastly, excise taxes included in cost of sales increased by $10.3 million for the 2017 period over the 2016 period.

Direct operating expenses. Direct operating expenses totaled $73.8 million for the three months ended March 31, 2017, compared to $78.3 million for the three months ended March 31, 2016, a decrease of 5.7%, due primarily to lower refining personnel costs during the 2017 period.
Turnaround and related expenses. Turnaround and related expenses totaled $2.4 million for the three months ended March 31, 2017, compared to $0.4 million for the three months ended March 31, 2016. The turnaround costs in the three months ended March 31, 2017, include turnaround and related costs incurred for the spring 2017 turnaround. Such costs in the corresponding 2016 period relate to planning costs for the fall 2016 turnaround of our No. 2 crude unit.
Depreciation and amortization. Depreciation and amortization was $11.5 million for the three months ended March 31, 2017, compared to $11.3 million for the three months ended March 31, 2016, an increase of 1.8%. This increase was due primarily to increased refining assets placed in service since March 31, 2016, the most significant of which were the No. 2 crude unit, desalter and fire water tank.
Selling, general and administrative expenses. Selling, general and administrative expenses were $19.0 million for the three months ended March 31, 2017, compared to $23.3 million for the three months ended March 31, 2016. This decrease of 18.5% relates primarily to lower employee expenses related to incentive and stock compensation.
Merger-related expenses. Legal, employee severance and retention costs of $1.5 million were incurred during the three months ended March 31, 2017, compared to $0.4 million for the three months ended March 31, 2016 as a result of the NTI Merger Agreement with Western.
Income from equity method investments. Income from equity method investments was $6.0 million for the three months ended March 31, 2017, compared to $5.5 million for the three months ended March 31, 2016. This increase was driven by higher MPL equity income due to reduced spending on maintenance projects on the pipeline in the 2017 period and income associated with our WNRL equity investment acquired during the third quarter of 2016.
Other (gain) loss. Other (gain) loss was a $0.1 million gain for the three months ended March 31, 2017, compared to $0.2 million loss for the three months ended March 31, 2016, driven primarily by favorable fluctuations in the exchange rate between our functional currency, the U.S. dollar and the Canadian dollar.
Interest expense, net. Interest expense, net was $6.5 million for the three months ended March 31, 2017 and $6.5 million for the three months ended March 31, 2016.
Income tax provision. The income tax provision for the three months ended March 31, 2017, was $0.4 million compared to $0.6 million for the three months ended March 31, 2016. This decrease was due primarily to lower income within NTI's retail segment.
Net income. Our net income was $14.0 million for the three months ended March 31, 2017, compared to $14.7 million for the three months ended March 31, 2016. This decrease in net income is primarily attributable to a $7.2 million decrease in gross margin and an increase in maintenance turnaround and merger-related expenses of $2.0 million and $1.1 million, respectively. These unfavorable factors were partially offset by a $4.5 million decrease in direct operating expenses, a $4.3 million decrease selling, general and administrative expenses and $0.5 million higher income from our equity method investment and other cost savings.

Outlook
Our refining margins, excluding hedging activities, were stronger at the El Paso and Gallup refineries and weaker at the St. Paul Park refinery in the first quarter of 2017 compared to the first quarter of 2016. The Gulf Coast benchmark ("GC") 3:2:1 crack spread refers to the approximate refining margin resulting from processing three barrels of crude oil to produce two barrels of gasoline and one barrel of diesel fuel. The GC 3:2:1 increased from an average of $10.84 per barrel for the three months ended March 31, 2016, to an average of $13.71 for the three months ended March 31, 2017. The GC 3:2:1 for April 2017 averaged $16.08 per barrel.
The St. Paul Park refinery benchmarks its refining margin against the Group 3 6:3:2:1 benchmark crack spread. The Group 3 6:3:2:1 refers to the approximate refining margin resulting from processing six barrels of WTI crude oil to produce three barrels of gasoline, two barrels of diesel fuel and one barrel of residual fuel. Prices are derived from PADD II Group 3 conventional gas and ultra-low diesel fuel prices and the price of Western Canadian Select (“WCS”) crude oil for residual fuel. This benchmark increased from an average of $6.29 per barrel for the three months ended March 31, 2016, to an average of $8.71 per barrel for the three months ended March 31, 2017. The Group 3 6:3:2:1 averaged $10.26 per barrel for April 2017.
Both Western and NTI base crude oil purchases on pricing tied to WTI. The WTI Midland/Cushing differential can have a significant impact on refining margins at El Paso. The WTI Midland/Cushing differential averaged a premium of $0.64 per barrel for the first quarter of 2017, which, compared to a premium of $0.14 per barrel that we realized in El Paso during the first quarter of 2016, negatively impacted our El Paso refining margins in the current quarter. The WTI Midland/Cushing differential has averaged a discount of $0.78 per barrel thus far in the second quarter of 2017.
The discounts to WTI for Bakken Shale crude oil and WCS crude oil can have a significant impact on refining margins at St. Paul Park. The Bakken/WTI discount averaged $0.86 per barrel for the first quarter of 2017 compared to $1.51 per barrel for the first quarter of 2016. The Bakken/WTI discount averaged $0.57 per barrel for April 2017. The WCS/WTI discount averaged $13.51 per barrel for the first quarter of 2017 versus $13.44 per barrel for the first quarter of 2016. The WCS/WTI discount averaged $13.43 per barrel for April 2017.
The prices of crude oil and refined products have been volatile thus far in 2017. Continued volatility in these prices may impact the carrying value of our inventories and result in additional lower of cost or market inventory adjustments. An increase in prices, such as we experienced in the first three months of 2017, may positively impact the carrying value of our inventories, while a decrease in these prices could negatively impact our inventory carrying values. Also, during the first three months of 2017, we experienced volatility in the pricing of RINs. We expect continued volatility as the industry strives to meet RFS obligations.
Liquidity and Capital Resources
Our primary sources of liquidity are from cash from operations, cash on hand and availability under our revolving credit facilities. To a lesser extent, we also generate liquidity from the issuance of debt and equity securities and sales of assets to WNRL.
As of March 31, 2017, we had cash and cash equivalents of $160.0 million, including NTI cash of $5.8 million and WNRL cash of $23.3 million and no direct borrowings under the Western revolving credit facility. Western had $788.7 million in total liquidity as of March 31, 2017, defined as Western’s cash and cash equivalents plus net availability under Western and NTI revolving credit facilities. Western, NTI and WNRL had net availability under their revolving credit facilities of $385.2 million, $266.8 million and $479.0 million, respectively.
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
On December 29, 2016, we made a non-mandatory prepayment of $125.0 million under the amended term loan credit agreement from cash on hand. We had direct borrowings of $21.0 million and $20.3 million under the NTI and WNRL revolving credit facilities, respectively, as of March 31, 2017. See Note 9, Long-Term Debt, in the Notes to Condensed Consolidated Financial Statements for detailed information regarding our financing.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016	Change
	(In thousands)
Net cash provided by (used in) operating activities	$(18,317)	$2,301	$(20,618)
Net cash used in investing activities	(45,728)	(46,487)	759
Net cash used in financing activities	(44,509)	(135,215)	90,706
Net decrease in cash and cash equivalents	$(108,554)	$(179,401)	$70,847
The decrease in net cash from operating activities period over period was primarily the result of the decrease in net income, the results of our unrealized commodity hedging activity, changes in the lower of cost or market inventory reserve, a decrease in accounts payable and other changes in our working capital as disclosed in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016.
Cash flows from operating activities for the three months ended March 31, 2017, combined with $151.5 million of borrowings on the NTI revolving credit facility were primarily used for the following investing and financing activities:
Investing Activities:
•Fund capital expenditures ($46.3 million).
Financing Activities:
•Repayment of NTI's revolving credit facility debt ($130.5 million)
•Payment of cash dividends ($42.5 million);
•Payment of distributions to non-controlling interest holders ($12.6 million); and
•Payment of tax withholdings for stock-based compensation ($7.0 million).
Cash flows used in operating activities for the three months ended March 31, 2016, combined with $70.0 million of borrowings on the NTI revolving credit facility were primarily used for the following investing and financing activities:
Investing Activities:
•Fund capital expenditures ($79.0 million) including the use of $32.3 million of restricted cash.
Financing Activities:
•Purchase of treasury stock ($75.0 million);
•Repayment of NTI's revolving credit facility debt ($47.5 million);
•Payment of cash dividends ($35.6 million);
•Payment of distributions to non-controlling interest holders ($29.0 million); and
•Repayment of WNRL's revolving credit facility debt ($15.0 million).

Future Capital Expenditures
We expect to fund future capital expenditures primarily through cash from operations supplemented as needed by borrowings under our revolving credit facilities. The following table summarizes our 2017 forecasted spending allocation between sustaining, discretionary and regulatory projects for 2017:

	Western (1)	WNRL	Totals
	(In thousands)
Sustaining	$89,200	$11,500	$100,700
Discretionary	145,800	27,000	172,800
Regulatory	31,100	4,100	35,200
Total	$266,100	$42,600	$308,700

(1)
Western's capital expenditure forecast for the full year 2017 is $266.1 million, of which $230.7 million is for our refining segment, $29.5 million for our retail segment and $5.9 million for other general projects.

The majority of Western's planned discretionary capital expenditures relate to crude oil logistics projects in the Permian Basin and discretionary growth projects at the St. Paul Park Refinery. WNRL’s discretionary capital expenditures primarily relate to the continued expansion of its Permian Delaware Basin system.
Capital Structure
Our capital structure at March 31, 2017 and 2016, was as follows:

	March 31, 2017	March 31, 2016
	(In thousands)
Debt, including current maturities:
Western obligations:
Revolving Credit Facility due 2019	$—	$—
Term Loan - 5.25% Credit Facility due 2020	532,125	537,625
6.25% Senior Unsecured Notes due 2021	350,000	350,000
Term Loan - 5.50% Credit Facility due 2023	371,250	—
Total Western obligations	1,253,375	887,625
NTI obligations:
Revolving Credit Facility due 2019	21,000	22,500
7.125% Senior Secured Notes due 2020	349,980	350,000
Total NTI obligations	370,980	372,500
WNRL obligations:
Revolving Credit Facility due 2018	20,300	130,000
7.5% Senior Notes due 2023	300,000	300,000
Total WNRL obligations	320,300	430,000
Less unamortized discount, premium and debt issuance costs	41,430	32,033
Long-term debt	1,903,225	1,658,092
Equity	2,259,919	2,850,800
Total capitalization	$4,163,144	$4,508,892
See Note 9, Long-Term Debt and Note 10, Equity, in the Notes to Condensed Consolidated Financial Statements for further information.
Contractual Obligations and Commercial Commitments
In March of 2017, our retail segment entered into lease agreements for 22 retail store locations that were previously franchised convenience stores. Total average annual commitments for these additional retail store leases are approximately $1.5 million for 20 years. We included a complete summary of our future contractual obligations and commercial commitments as of December 31, 2016, in our 2016 Form 10-K under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments.

Dividends
We anticipate paying future quarterly dividends, subject to the board of directors' approval and compliance with the restrictions in our outstanding financing agreements. The table below summarizes our 2017 cash dividend declarations, payments and scheduled payments through April 28, 2017:

	Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Payment (In thousands)
First quarter	January 4	January 18	February 2	$0.38	$41,305
Second quarter (1)	April 13	April 26	May 11	0.38	—
Total					$41,305

(1)	The second quarter 2017 cash dividend of $0.38 per common share will result in an estimated aggregate payment of $41.4 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
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
At March 31, 2017, we held 12.0 million barrels of crude oil, refined product and other inventories valued under the LIFO valuation method with an average cost of $62.28 per barrel. At March 31, 2017, the excess of the LIFO cost over the current cost of these crude oil, refined product and other feedstock and blendstock inventories was $145.0 million.
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

The following tables summarize our economic hedging activity recognized within cost of products sold for the three months ended March 31, 2017 and 2016 and open commodity hedging positions as of March 31, 2017 and December 31, 2016:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Economic hedging results
Realized hedging gain, net	$39,787	$17,803
Unrealized hedging loss, net	(4,452)	(12,483)
Total hedging gain, net	$35,335	$5,320

	March 31, 2017	December 31, 2016
	(In thousands)
Open commodity hedging instruments (barrels)
Crude oil differential swaps, net long positions	1,369	2,124
Crude oil futures, net short positions	(1,647)	(1,703)
Refined product price and crack spread swaps, net short positions	(2,419)	(6,632)
Total open commodity hedging instruments, net short positions	(2,697)	(6,211)

Fair value of outstanding contracts, net
Other current assets	$5,824	$13,649
Other assets	1,150	8
Accrued liabilities	(9,367)	(10,827)
Other long-term liabilities	—	(771)
Fair value of outstanding contracts - unrealized gain (loss), net	$(2,393)	$2,059
During the three months ended March 31, 2017 and 2016, we did not have any commodity derivative instruments that were designated or accounted for as hedges.

Item 4.	Controls and Procedures
Western Refining, Inc.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Northern Tier Energy LP
Under the supervision and with the participation of NTI's management, including its Chief Executive Officer and Chief Financial Officer, NTI evaluated the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2017. Based on that evaluation, NTI's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of March 31, 2017.
There were no changes in NTI's internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 1A. Risk Factors
Western Refining, Inc.
There have been no material changes in our risk factors during the three months ended March 31, 2017, from those previously disclosed in the section entitled "Risk Factors" in our 2016 Form 10-K under Part I, Item 1A. Risk Factors.
Northern Tier Energy LP
There have been no material changes in our risk factors during the three months ended March 31, 2017, from those previously disclosed in the section entitled "Risk Factors" in our 2016 Form 10-K under Part I, Item 1A. Risk Factors.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Index
Western Refining, Inc.***

Exhibit Number	Exhibit Title

31.1*	Certification Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act of 1934, as amended, (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 001-32721.

Northern Tier Energy LP***

Number	Exhibit Title

31.2*	Certification Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files

*	Filed herewith.

**	Furnished herewith.

***	Reports filed under the Securities Exchange Act of 1934, as amended, (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 001-35612.

SIGNATURES
WESTERN REFINING, INC.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Karen B. Davis	Executive Vice President and Chief Financial Officer	May 5, 2017
Karen B. Davis	(Principal Financial Officer and Duly Authorized Signatory)

NORTHERN TIER ENERGY, LP
BY: NORTHERN TIER ENERGY GP, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Karen B. Davis	Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC	May 5, 2017
Karen B. Davis	(Principal Financial Officer and Principal Accounting Officer)

NORTHERN TIER ENERGY LP
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NORTHERN TIER ENERGY LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data, unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5.8	$29.5
Accounts receivable, net	230.3	246.4
Inventories	372.8	333.7
Other current assets	18.5	23.3
Total current assets	627.4	632.9
NON-CURRENT ASSETS
Equity method investments	88.9	87.3
Property, plant and equipment, net	531.7	517.8
Intangible assets	33.8	33.8
Other assets	17.1	19.5
Total Assets	$1,298.9	$1,291.3
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$357.7	$393.3
Accrued liabilities	52.6	54.6
Total current liabilities	410.3	447.9
NON-CURRENT LIABILITIES
Long-term debt	365.5	344.0
Lease financing obligation	21.2	9.2
Other liabilities	30.0	28.6
Total liabilities	827.0	829.7
Commitments and contingencies
EQUITY
Partners' capital (92,947,533 units issued and outstanding at both March 31, 2017 and December 31, 2016)	472.1	461.7
Accumulated other comprehensive income	(0.2)	(0.1)
Total equity	471.9	461.6
Total Liabilities and Equity	$1,298.9	$1,291.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN TIER ENERGY LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in millions, unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
REVENUE (a)	$826.7	$604.4
COSTS, EXPENSES AND OTHER
Cost of sales (a)	703.7	474.2
Direct operating expenses	73.8	78.3
Turnaround and related expenses	2.4	0.4
Depreciation and amortization	11.5	11.3
Selling, general and administrative expenses	19.0	23.3
Merger-related expenses	1.5	0.4
Income from equity method investments	(6.0)	(5.5)
Other (gain) loss	(0.1)	0.2
OPERATING INCOME	20.9	21.8
Interest expense, net	(6.5)	(6.5)
INCOME BEFORE INCOME TAXES	14.4	15.3
Income tax provision	(0.4)	(0.6)
NET INCOME	14.0	14.7
Other comprehensive income, net of tax:
Post-employment benefit plans loss	(0.1)	—
COMPREHENSIVE INCOME	$13.9	$14.7

Cash distributions declared per common unit	$—	$0.38

SUPPLEMENTAL INFORMATION:
(a) Excise taxes included in revenues and cost of sales	$117.3	$107.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN TIER ENERGY LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14.0	$14.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.5	11.3
Non-cash interest expense	0.5	0.5
Equity-based compensation expense	1.5	4.6
Loss (gain) from the change in fair value of outstanding derivatives	5.1	(3.7)
Equity investment earnings, net of dividends	(1.6)	(5.5)
Change in lower of cost or market inventory adjustment	(1.9)	(11.0)
Changes in assets and liabilities, net:
Accounts receivable	12.6	11.9
Inventories	(37.2)	(21.5)
Other current assets	3.4	(0.5)
Accounts payable and accrued expenses	(34.5)	4.9
Other, net	5.2	0.1
Net cash provided by operating activities	(21.4)	5.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18.2)	(27.9)
Net cash used in investing activities	(18.2)	(27.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit arrangement	151.5	70.0
Repayments of revolving credit arrangement	(130.5)	(47.5)
Payments of tax withholdings for stock-based compensation	(3.9)	—
Equity distributions	(1.2)	(36.3)
Net cash provided by (used in) financing activities	15.9	(13.8)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(23.7)	(35.9)
Cash and cash equivalents at beginning of period	29.5	70.9
Cash and cash equivalents at end of period	$5.8	$35.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN TIER ENERGY LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Northern Tier Energy LP ("NTE LP", "NTI" "Northern Tier" or the "Company") is a wholly-owned subsidiary of Western Refining, Inc. ("Western") operating as a downstream energy company with refining, retail and logistics operations that serve the Petroleum Administration for Defense District II ("PADD II") region of the United States. NTE LP holds 100% of the membership interest in Northern Tier Energy LLC ("NTE LLC"). NTE LP is a master limited partnership (“MLP") for U.S. federal income tax purposes.
NTE LP includes the operations of NTE LLC, St. Paul Park Refining Co. LLC (“SPPR"), Northern Tier Retail Holdings LLC ("NTRH") and Northern Tier Oil Transport LLC ("NTOT"). NTRH is the parent company of Northern Tier Retail LLC ("NTR") and Northern Tier Bakery LLC ("NTB"). NTR is the parent company of SuperAmerica Franchising LLC ("SAF"). SPPR owns a 17% interest in MPL Investments Inc. ("MPLI") and a 17% interest in Minnesota Pipe Line Company, LLC ("MPL") and a 1.0% interest in Western Refining Logistics, LP ("WNRL"). MPLI owns 100% of the preferred interest in MPL, which owns and operates a 465,000 barrel per day ("bpd") crude oil pipeline in Minnesota (see Note 6). NTOT is a crude oil trucking business in North Dakota that collects crude oil directly from wellheads in the Bakken shale and transports it to regional pipeline and rail facilities.
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
Refining Business
As of March 31, 2017, the St. Paul Park refinery owned by SPPR, which is located in St. Paul Park, Minnesota, had total crude oil throughput capacity of 102,000 barrels per stream day. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold primarily in the Upper Great Plains of the United States.
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

Retail Business
As of March 31, 2017, NTR operated 192 convenience stores under the SuperAmerica brand and SAF supported 94 franchised stores which also utilize the SuperAmerica brand. NTR purchased the merchandise and fuel inventories and assumed the leases and operations of 22 former franchise locations in the first quarter 2017. These 286 SuperAmerica stores are primarily located in Minnesota and Wisconsin and sell gasoline, merchandise and, in some locations, diesel fuel. There is a wide range of merchandise sold at the stores including prepared foods, beverages and non-food items. The merchandise sold includes a significant number of proprietary items. NTB prepares and distributes food products under the SuperMom’s brand primarily to SuperAmerica branded retail outlets.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods reported have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period. The condensed consolidated balance sheet at December 31, 2016, has been derived from the audited financial statements of NTE LP at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K.
2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
The significant accounting policies set forth in Note 2 to the consolidated financial statements in the Company's 2016 Annual Report on Form 10-K, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.
Principles of Consolidation
NTE LP is a Delaware limited partnership which consolidates all accounts of NTE LLC and its subsidiaries, including SPPR, NTRH and NTOT. All intercompany accounts have been eliminated in these condensed consolidated financial statements.
The Company’s common equity interests in MPL and WNRL are accounted for using the equity method of accounting. Although SPPR owns only 1.0% of WNRL's common equity, its indirect parent company, Western, owns 52.5%. Because of Western’s controlling influence over WNRL, the investment provides the Company significant influence over WNRL and the Company accounts for its ownership interest in WNRL under the equity method. Equity income from MPL and WNRL represent the Company’s proportionate share of net income available to common equity owners generated by MPL and WNRL. See Note 3 for further discussion of the Company's ownership interests in MPL and WNRL.
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
MPLI owns all of the preferred membership units of MPL. This investment in MPLI, which provides the Company no significant influence over MPLI, is accounted for as a cost method investment. The investment in MPLI is carried at a value of $6.8 million at both March 31, 2017 and December 31, 2016, and is included in other noncurrent assets within the condensed consolidated balance sheets.
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
Operating Segments
The Company has two reportable operating segments; Refining and Retail (see Note 18 for further information on the Company’s operating segments). The Refining and Retail operating segments consist of the following:

•	Refining – operates the St. Paul Park, Minnesota refinery, NTOT and includes the Company’s interest in MPL and MPLI, and

•
Retail – comprised 192 Company operated convenience stores and 94 franchisee operated convenience stores as of March 31, 2017, primarily in Minnesota and Wisconsin. The retail segment also includes the operation of NTB.

Inventories
Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market ("LCM"). Cost is determined principally under the last-in, first-out ("LIFO") valuation method to reflect a better matching of costs and revenues for refining inventories. Costs include both direct and indirect expenditures incurred in bringing an item or product to its existing condition and location. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of sales in the period recorded. In subsequent periods, a new LCM determination is made based upon current circumstances relative to, and not to exceed, the original LCM reserve that was established in fourth quarter 2014. However, in no case would the LCM reserve decrease beyond zero. The Company has LIFO pools for crude oil and other feedstocks and for refined products in its Refining segment and a LIFO pool for refined products inventory held by the retail stores in its Retail segment. Retail merchandise inventory is valued using the average cost method.
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
Excise Taxes
The Company is required by various governmental authorities, including federal and state, to collect and remit taxes on certain products. Such taxes are presented on a gross basis in revenue and cost of sales in the condensed consolidated statements of operations and comprehensive income. These taxes totaled $117.3 million and $107.0 million for the three months ended March 31, 2017 and 2016, respectively.
Accounting Developments
In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers," which provides guidance for revenue recognition. The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2014, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09. This guidance will now be effective for the Company's financial statements in the annual period beginning after December 15, 2017. The Company is evaluating the effect of adopting this new accounting guidance and does not expect adoption will have a material impact on NTE's results of operations, cash flows or financial position.
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
In March 2016, the FASB issued ASU No. 2016-09 "Compensation – Stock Compensation," which identifies areas for simplification involving several aspects of accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. Effective January 1, 2017, the Company has adopted the accounting and reporting requirements included in ASU No. 2016-09 for employee share-based payment accounting. The Company has applied the new standard prospectively, except for the cash flow considerations, which we applied retrospectively. The adoption of these revised standards was not material to NTE's results of operations or financial position. The presentation of our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 has been retrospectively adjusted, however, there were no payments for tax withholdings for stock-based compensation during the three months ended March 31, 2016.
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
3. RELATED PARTY TRANSACTIONS
As of March 31, 2017, Western indirectly owns 100% of both Northern Tier Energy GP LLC ("NTE GP") and NTE LP. On December 21, 2015, Western and NTE LP announced that they had entered into the Merger Agreement with MergerCo and NTE GP whereby Western would acquire all of NTE LP's outstanding common units not already owned by Western (see Note 19). The transaction closed on June 23, 2016 (see Note 19).
On September 15, 2016, Western executed the Contribution Agreement by and among Western, SPPR, WNRL and Western Refining Logistics GP, LLC, the general partner of WNRL. Pursuant to the terms of the Contribution Agreement, SPPR agreed to sell to WNRL approximately four million barrels of refined product and crude oil storage tanks, a light products terminal, a heavy products loading rack, certain rail and barge facilities, certain other related logistics assets, and two crude oil pipeline segments and one pipeline segment not currently in service, each of which is approximately 2.5 miles and extends from SPPR’s refinery in St. Paul Park, Minnesota to SPPR’s tank farm in Cottage Grove, Minnesota, in exchange for $195 million in cash and 628,224 of common units representing limited partner interests in WNRL. The Company's book value on the date of sale of the property, plant and equipment, certain assets under construction and additive inventory used in the terminal operations amounted to $48.7 million. The proceeds from this transaction, reduced by the book value of the assets sold was $146.3 million. The Company treated the transaction as a transfer of assets between entities under common control and, as such, accounted for the transfer at the historical book value of the assets as required by GAAP. We recognized the difference between the proceeds and the book value of the assets as an increase in equity.
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
The Company has engaged in several types of transactions with Western and its subsidiaries including crude and feedstock purchases, asphalt purchases, finished product purchases, railcar leases and tank and terminal service fees. Additionally, the Company is party to a shared services agreement with Western and WNRL whereby the Company both receives and provides administrative support services. The services covered by the shared services agreement include assistance with executive, treasury, risk management and commercial operations, environmental compliance, information technology support, internal audit and legal.
MPL is also a related party of the Company as the Company owns a 17% interest in MPL (see Note 6) and generally receives quarterly cash distributions related to this investment. The Company's Chief Executive Officer is a member of MPL's board of managers.

In addition to the Contribution Agreement, the Company engaged in the following related party transactions with unconsolidated affiliates for the three months ended March 31, 2017 and 2016:

		Three Months Ended
(in millions)	Location in Statement of Operations and Comprehensive Income	March 31, 2017	March 31, 2016
Western Refining:
Asphalt sales	Revenue	$4.4	$8.7
Railcar rental	Revenue	0.1	0.1
Shared services (provided) received, net	Selling, general and administrative expenses	(1.6)	0.8
Storage lease purchases	Cost of sales	0.4	—
Western Refining Logistics:
Tank and terminal service fees	Cost of sales	11.8	—
Shared services received	Selling, general and administrative expenses	0.2	0.1
Minnesota Pipe Line Company:
Pipeline transportation purchases	Cost of sales	16.9	14.0
The Company had the following outstanding receivables and payables with non-consolidated related parties at March 31, 2017 and December 31, 2016:

(in millions)	Balance Sheet Location	March 31, 2017	December 31, 2016
Net receivable (payable) with related party:
Western Refining, Inc.	Accounts receivable, net	$9.2	$3.7
Western Refining Logistics, LP	Accounts payable	(1.5)	(2.0)
Minnesota Pipe Line Company	Accounts payable	(1.3)	(1.5)
4. INCOME TAXES
NTE LP is treated as a partnership for federal and state income tax purposes. However, NTRH, the parent company of NTR and NTB, is taxed as a corporation for federal and state income tax purposes. No provision for income tax is calculated on the earnings of the Company or its subsidiaries, other than NTRH, as these entities are pass-through entities for tax purposes.
The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 2.8% and 3.9%, respectively. For both the three months ended March 31, 2017 and 2016, the Company's consolidated federal and state expected statutory tax rates was 40.8%. The Company's effective tax rate for the three months ended March 31, 2017 and 2016, was lower than the statutory rate primarily due to the fact that only the retail operations of the Company are taxable entities.
5. INVENTORIES

	March 31,	December 31,
(in millions)	2017	2016
Crude oil and refinery feedstocks	$186.8	$174.3
Refined products	180.0	160.2
Merchandise	23.8	22.1
Supplies and sundry items	22.0	18.8
	412.6	375.4
Lower of cost or market inventory reserve	(39.8)	(41.7)
Total	$372.8	$333.7
Inventories accounted for under the LIFO method comprised 89% of the total inventory value at both March 31, 2017 and December 31, 2016, prior to the application of the lower of cost or market reserve.

In order to state the Company's inventories at market values that were lower than its LIFO costs, the Company reduced the carrying values of its inventory through LCM reserves of $39.8 million and $41.7 million at March 31, 2017 and December 31, 2016, respectively.
6. EQUITY METHOD INVESTMENTS
The Company has a 17% common equity interest in MPL. Additionally, in the third quarter of 2016, the Company received a 1.0% common equity interest in WNRL in connection with the Contribution Agreement (see Note 3), which was recorded at its historical cost given the transaction was treated as a transfer of assets under common control. The carrying value of these equity method investments was $88.9 million and $87.3 million at March 31, 2017 and December 31, 2016, respectively. The quoted market value of the Company's investment in WNRL at March 31, 2017 was $16.0 million.
As of March 31, 2017 and December 31, 2016, the carrying amount of the equity method investment in MPL was $5.6 million and $5.7 million higher, respectively, than the underlying net assets of the investee, respectively. The Company is amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline).
The Company recorded $4.4 million and zero in distributions from its equity method investments for the three months ended March 31, 2017 and 2016, respectively. Equity income from the Company's equity method investments was $6.0 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively.
7. PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment ("PP&E") consisted of the following:

	Estimated	March 31,	December 31,
(in millions)	Useful Lives	2017	2016
Land		$7.7	$7.7
Retail stores and equipment	2 - 22 years	81.3	80.5
Refinery and equipment	5 - 24 years	488.7	487.0
Buildings and building improvements	25 years	30.8	18.7
Software	5 years	18.9	18.9
Vehicles	5 years	3.2	3.2
Other equipment	2 - 7 years	11.3	10.8
Precious metals		10.4	10.4
Assets under construction		88.9	78.6
		741.2	715.8
Less: Accumulated depreciation		(209.5)	(198.0)
Property, plant and equipment, net		$531.7	$517.8
PP&E includes gross assets acquired under capital leases of $22.9 million and $10.8 million at March 31, 2017 and December 31, 2016, respectively, with related accumulated depreciation of $2.5 million and $2.3 million, respectively. The Company had depreciation expense related to capitalized software of $0.1 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. The Company capitalized interest expense related to capital projects within the refining segment of $1.2 million and $1.3 million for the three months ended March 31, 2017 and 2016.
8. INTANGIBLE ASSETS
Intangible assets are comprised of franchise rights and trade names amounting to $33.8 million at both March 31, 2017 and December 31, 2016. At both March 31, 2017 and December 31, 2016, the franchise rights and trade name intangible asset values were $12.4 million and $21.4 million, respectively. These assets have an indefinite life and are not amortized, but rather are tested for impairment annually or when events or changes in circumstances indicate that the fair value of the intangible asset has been reduced below carrying value. Based on the testing performed as of June 30, 2016, the Company noted no indications of impairment.

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
At March 31, 2017 and December 31, 2016, the Company had open commodity derivative instruments as follows:

	March 31, 2017	December 31, 2016
Crude oil and refined products (thousands of barrels):
Futures - long	185	30
Futures - short	1,541	1,270
Swaps - long	2,772	1,073
Swaps - short	1,151	530
Forwards - long	2,090	4,382
Forwards - short	2,748	3,101
Natural gas (thousands of MMBTUs):
Swaps	858	1,169

The information below presents the notional volume of outstanding contracts by type of instrument and year of maturity at March 31, 2017:

Notional Contract Volumes by Year of Maturity
2017
Crude oil and refined products (thousands of barrels):
Futures - long	185
Futures - short	1,541
Swaps - long	2,772
Swaps - short	1,151
Forwards - long	2,090
Forwards - short	2,748
Natural gas (thousands of MMBTUs):
Swaps	858
Fair Value of Derivative Instruments
The following tables provide information about the fair values of the Company's derivative instruments as of March 31, 2017 and December 31, 2016 and the line items in the condensed consolidated balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of derivative instruments.
The Company is required to post margin collateral with a counterparty in support of our hedging activities. Funds posted as collateral were $2.6 million and $7.6 million as of March 31, 2017 and December 31, 2016, respectively. The margin collateral posted is required by counterparties and cannot be offset against the fair value of open contracts except in the event of default. The Company nets fair value amounts recognized for multiple similar derivative contracts executed with the same counterparty under master netting arrangements, including cash collateral assets and obligations. The tables below, however, are presented on a gross asset and gross liability basis.

		March 31, 2017
(in millions)	Balance Sheet Location	Assets	Liabilities
Commodity instruments:
Swaps	Other current assets	$1.9	$—
Swaps	Accrued liabilities	—	1.8
Futures	Other current assets	0.7	—
Futures	Accrued liabilities	—	3.2
Forwards	Other current assets	5.0	—
Forwards	Accrued liabilities	—	7.3
Total		$7.6	$12.3

		December 31, 2016
(in millions)	Balance Sheet Location	Assets	Liabilities
Commodity instruments:
Swaps	Other current assets	$1.1	$—
Swaps	Accrued liabilities	$0.1	$0.4
Futures	Other current assets	—	—
Futures	Accrued liabilities	0.2	1.2
Forwards	Other current assets	5.2	—
Forwards	Accrued liabilities	—	4.7
Total		$6.6	$6.3
Effect of Derivative Instruments on Income
All derivative contracts are marked to market at period end and the resulting gains and losses are recognized in earnings. The following tables provide information about the gain or loss recognized in income on the Company's derivative instruments and the line items in the financial statements in which such gains and losses are reflected.
Recognized gains and losses on derivatives were as follows:

	Three Months Ended
(in millions)	March 31, 2017	March 31, 2016
Gain (loss) on the change in fair value of outstanding derivatives	$(5.1)	$3.7
Settled derivative gains (losses)	13.5	(4.4)
Total recognized gain (loss)	$8.4	$(0.7)

Gain (loss) recognized in cost of sales	$8.8	$(0.1)
Gain (loss) recognized in operating expenses	(0.4)	(0.6)
Total recognized net gain (loss) on derivatives	$8.4	$(0.7)
Market and Counterparty Risk
The Company is exposed to credit risk in the event of nonperformance by counterparties on its risk mitigating arrangements. The counterparties are large financial institutions with long-term credit ratings of at least A by Standard and Poor’s and A2 by Moody’s. In the event of default, the Company may be subject to losses on a derivative instrument’s mark-to-market gains. The Company does not expect nonperformance of the counterparties involved in its risk mitigation arrangements.
10. DEBT
ABL Facility
On September 29, 2014, NTE LLC and its subsidiaries entered into an amended and restated asset-based ABL Facility with JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as collateral agent for the other secured parties (the "ABL Facility"). The borrowers under the ABL Facility are SPPR, NTB, NTR and SAF, each of which is a wholly-owned subsidiary of NTE LLC.
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
Borrowing availability under the ABL Facility is tied to a borrowing base dependent upon the amount of eligible accounts receivable and inventory. As of March 31, 2017, the borrowing base under the ABL Facility was $332.7 million and availability under the ABL Facility was $266.8 million. This availability is net of $21.0 million in direct borrowings and $44.9 million in outstanding letters of credit. The borrowers under the ABL Facility had $21.0 million in borrowings under the ABL Facility at March 31, 2017, located in Long-term debt on the condensed consolidated balance sheet.
2020 Secured Notes
As of March 31, 2017 and December 31, 2016, the Company had $350.0 million of outstanding aggregate principal of our 7.125% senior secured notes due 2020 (the "2020 Secured Notes"). A portion of these notes were issued with an offering premium of $4.2 million, which is being amortized to Interest expense, net over the remaining term of the notes. Additionally, professional service costs were incurred in both the issuance of the 2020 Secured Notes and the establishment of the ABL Facility which are presented within Long-term debt in the condensed consolidated balance sheets. The carrying value of these costs at March 31, 2017 and December 31, 2016, was $8.2 million and $8.9 million, respectively.
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

Distribution Policy
Prior to our merger with Western, the Company generally made distributions, if any, within 60 days after the end of each quarter, to unitholders of record as of the applicable record date. The board of directors of the Company's general partner adopted a policy pursuant to which distributions for each quarter, if any, would equal the amount of available cash the Company generates in such quarter. Distributions on the Company's units were in cash. Available cash for each quarter, if any, was determined by the board of directors of the Company's general partner following the end of such quarter. Distributions were expected to be based on the amount of available cash generated in such quarter, if any. Available cash for each quarter was generally equal to the Company's cash flow from operations for the quarter, excluding working capital changes, less cash required for maintenance and regulatory capital expenditures, reimbursement of expenses incurred by the Company's general partner and its affiliates, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deemed necessary or appropriate, including reserves for turnaround and related expenses, working capital, and organic growth projects. Pursuant to the terms of the Merger Agreement, the Company declared and paid a prorated quarterly distribution for the period April 1, 2016, to June 13, 2016, which was paid on June 23, 2016, to unitholders of record as of immediately prior to the Effective Time of the Merger (as defined in the Merger Agreement).
The following table details the quarterly distributions paid to common unitholders in 2016 prior to the Company's merger with Western (see note 19):

Date Declared	Date Paid	Common Units and equivalents at record date (in millions)	Distribution per common unit and equivalent	Total Distribution (in millions)
2016 Distributions:
February 3, 2016	February 19, 2016	94.2	$0.38	$36.0
June 13, 2016	June 23, 2016	93.0	0.18	16.7
Total distributions paid prior to our merger			$0.56	$52.7
Subsequent to our merger with Western, we have declared one distribution for $110.0 million which was paid in the fourth quarter 2016. We also pay distributions on LTIP awards that have distribution accrual rights at the time the underlying awards vest (see note 14). For the three months ended March 31, 2017, we paid $1.2 million in accrued distributions on vested awards.
Changes in Partners' Equity

(in millions)	Partners' Capital	Accumulated Other Comprehensive Income	Total Partners' Equity
Balance at December 31, 2016	$461.7	$(0.1)	$461.6
Net income	14.0	—	14.0
Distributions	(1.2)	—	(1.2)
Equity-based compensation expense	1.5	—	1.5
Vested equity value withheld to cover employee taxes	(3.9)	—	(3.9)
Amortization of net prior service cost and deferred loss on defined benefit plans	—	(0.1)	(0.1)
Balance at March 31, 2017	$472.1	$(0.2)	$471.9
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2017 and December 31, 2016:

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$5.8	$5.8	$—	$—
Other current assets
Derivative asset - current	5.6	—	5.6	—
	$11.4	$5.8	$5.6	$—

LIABILITIES
Accrued liabilities
Derivative liability - current	$7.9	$—	$7.9	$—
	$7.9	$—	$7.9	$—

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$29.5	$29.5	$—	$—
Other current assets
Derivative asset - current	6.3	—	6.3	—
	$35.8	$29.5	$6.3	$—

LIABILITIES
Accrued liabilities
Derivative liability - current	$6.0	$—	$6.0	$—
	$6.0	$—	$6.0	$—
As of both March 31, 2017 and December 31, 2016, the Company had no Level 3 fair value assets or liabilities.
The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or of the change in circumstances that caused the transfer. For the three months ended March 31, 2017 and 2016, there were no transfers in or out of Levels 1, 2 or 3.
Assets not recorded at fair value on a recurring basis, such as property, plant and equipment, intangible assets and cost method investments, are recognized at fair value when they are impaired. During the three months ended March 31, 2017 and 2016, there were no impairments of such assets.
The carrying value of debt, which is reported on the Company’s condensed consolidated balance sheets, reflects the cash proceeds received upon issuance, net of subsequent repayments. The fair value of the 2020 Secured Notes disclosed below was determined based on quoted prices in active markets (Level 1).

	March 31, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Secured Notes	$350.0	$364.0	$350.0	$363.5
Outstanding borrowings on ABL Facility	21.0	21.0	—	—
Total	$371.0	$385.0	$350.0	$363.5
13. ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in asset retirement obligations:

	Three Months Ended
(in millions)	March 31, 2017	March 31, 2016
Asset retirement obligation balance at beginning of period	$2.4	$2.4
Costs incurred to remediate	—	(0.1)
Accretion expense	0.1	0.1
Asset retirement obligation balance at end of period	$2.5	$2.4
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

The Company recognized equity-based compensation expense of $3.0 million and $4.6 million for the three months ended March 31, 2017, and 2016, respectively, related to these plans. This expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
AMENDED LTIP
Approximately 0.4 million Western common share equivalents are reserved for issuance under the Amended LTIP as of March 31, 2017. The Amended LTIP permits the award of stock options, restricted stocks, phantom stocks, dividend equivalent rights, stock appreciation rights and other awards that derive their value from the market price of Western's common stock. As of March 31, 2017, approximately 0.4 million shares of equity denominated awards and approximately $11.0 million in cash denominated awards were outstanding under the Amended LTIP. The Company recognized the expense on all LTIP awards ratably from the grant date until all units vested. Service-based awards generally vested ratably over a three-year period beginning on the award's first anniversary date and performance-based awards generally vested following the end of the measurement period which, for the performance-based phantom awards, had traditionally been three years after the commencement of the measurement period. Compensation expense related to service-based phantom awards was based on the grant date fair value as determined by the closing market price on the grant date, reduced by the fair value of estimated forfeitures. Compensation expense related to performance-based phantom awards was based on the grant date fair value as determined by either the closing price on the grant date and management's estimates on the number of units that ultimately vested in the case of awards with company performance based criteria or by third-party valuation experts in the case of awards with market based criteria. For awards to employees, the Company estimates a forfeiture rate which is subject to revision depending on the actual forfeiture experience.
As of March 31, 2017 and December 31, 2016, the total unrecognized compensation cost for stock and cash awards under the Amended LTIP was $8.0 million and $8.6 million.
Restricted Common Units
Legacy NTI Service-based Restricted Common Unit Awards
As of March 31, 2017, the Company had no restricted common units outstanding as all restricted common units were exchanged upon the Merger with Western. As a replacement for these awards, for every one unvested outstanding restricted common unit, 1.0323 shares of Western phantom stock were issued to the participant with all vesting dates remaining unchanged.
A summary of the service-based restricted common unit activity is set forth below:

	Number of	Weighted	Weighted Average Term
	restricted common units	Average Grant	Until Maturity
	(in thousands)	Date Price	(years)
Nonvested at December 31, 2015	191.5	$24.75	1.0
Forfeited	(12.3)	25.57	—
Vested	(34.5)	26.83	—
Exchanged due to merger	(144.7)	24.18	0.5
Nonvested at December 31, 2016	—	$—	—
Phantom Common Units
Legacy NTI Service-based Phantom Common Unit Awards
As of March 31, 2017, the Company had no service-based phantom common units outstanding as all service-based phantom common units were exchanged in accordance with the Merger. For every one unvested service-based phantom common units outstanding, 1.0323 shares of Western phantom stock were issued to the participant with all vesting dates remaining unchanged.

A summary of the service-based phantom common unit activity is set forth below:

	Number of phantom common units			Weighted	Weighted Average Term
	(in thousands)			Average Grant	Until Maturity
	Service-Based	Performance-Based	Total	Date Price	(years)
Nonvested at December 31, 2015	581.9	260.7	842.6	$24.00	1.5
Awarded	381.0	163.6	544.6	25.87	2.5
Incremental performance units	—	231.8	231.8	27.82	2.0
Forfeited	(16.5)	(19.1)	(35.6)	25.36	—
Vested	(269.2)	(1.8)	(271.0)	24.10	—
Exchanged due to merger	(677.2)	(635.2)	(1,312.4)	25.45	2.0
Nonvested at December 31, 2016	—	—	—	$—	—
Western Service-based Phantom Stock Awards
As a result of the Merger, both the previously outstanding service-based restricted and phantom common unit awards were exchanged with 0.8 million service based awards of Western phantom stock. Upon vesting, Western may settle these awards in common stock, cash or a combination of both, in the discretion of the board of directors of Western or its applicable committee. The new Western phantom stock awards participate in dividends on an equal basis with Western's common shareholders. However, dividends for phantom stock awards are paid in cash only upon vesting. In the event that unvested phantom stock awards are forfeited or canceled, any unpaid dividends on the underlying awards are also forfeited by the grantee. For phantom stock awards outstanding at March 31, 2017, the forfeiture rates ranged from zero to 30%, depending on the employee pay grade classification.
Legacy NTI Performance-based Phantom Common Awards
As of March 31, 2017, the Company had no performance-based phantom common units outstanding as all performance-based phantom common units were exchanged in accordance with the Merger. Western issued (a) fixed-value cash denominated awards for the pre-merger time period pertaining to the legacy NTI performance-based phantom common unit awards based upon the performance multiples achieved through March 31, 2016 (the most recently completed quarter prior to the Merger date) and (b) variable-value cash denominated awards for the post-merger time period pertaining to the legacy NTI performance-based phantom common unit awards. Both the fixed value and variable value awards were converted to cash denominated awards at a rate of $21.1049 in cash for every one unvested outstanding performance-based phantom common unit prior to the Merger.
Pre-Merger Period Service-Based Cash Denominated Awards
As of March 31, 2017, Western had $4.3 million in unvested fixed value, cash denominated awards applicable to the Company's pre-merger period ("Legacy Performance Awards"). The vesting dates of the Legacy Performance Awards remained unchanged and are now subject only to service conditions. These awards have a weighted average term until maturity of 0.8 years. The related expense is amortized over the remaining service period using the straight-line method and recognized in selling, general and administrative expenses. In the event that unvested Legacy Performance Awards are forfeited or canceled, all dividend rights associated with the grant are also forfeited by the grantee. The forfeiture rates on the Legacy Performance Awards range from 5% to 20%, depending on the employee's pay grade classification.
Post-Merger Period Performance-Based Cash Denominated Awards
As of March 31, 2017, Western had $6.7 million in unvested variable value, cash denominated awards applicable to the Company's post-merger period (the "Performance Cash Award"). Assuming a threshold EBITDA is achieved and the participant meets the service conditions throughout the vesting term, participants are entitled to a payout under the Performance Cash Award based on the Company’s achievement of two criteria compared to the performance peer group selected by the compensation committee of Western's board of directors over the performance period: (a) return on capital employed, referred to as a performance condition, and (b) total shareholder return, referred to as a market condition. The average of these two conditions is then multiplied by a third condition relating to Western's average safety rate over the performance period relative to the comparable average safety rate of the refining industry as published by the Bureau of Labor Statistics, and can range between 85% for relatively poor safety performance to 115% for relatively superior safety performance.
The Company accounts for the performance and market conditions in each Performance Cash Award as separate liability awards and remeasures the expected liability each period.

15. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsors one qualified defined contribution plan for eligible employees. Eligibility is based upon a minimum age requirement and a minimum level of service. Participants may make contributions of a percentage of their annual compensation subject to Internal Revenue Service limits. In 2017, the Company provides a matching contribution at the rate of 175% of a participant’s contribution up to 6.0%. Total Company contributions to the Retirement Savings Plans were $2.4 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively.
Cash Balance Plan
The Company sponsors a defined benefit cash balance pension plan (the "Cash Balance Plan") for eligible employees. In the fourth quarter 2016, the Company curtailed this benefit effective January 1, 2017 whereby the Company will no longer credit employees for service or interest related to service years after 2016. The Company will continue to sponsor the plan until all benefit obligations are exhausted. Prior to this change, Company contributions were made to the cash account of the participants equal to 5.0% of eligible compensation. Participants’ cash accounts also received interest credits each year based upon the average thirty-year United States Treasury bond rate published in September preceding the respective plan year. Participants become fully-vested in their accounts after three years of service. The net periodic benefit cost related to the Cash Balance Plan for the three months ended March 31, 2017 and 2016, was zero and $0.6 million, respectively, related primarily to current period service costs.
16. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information is as follows:

	Three Months Ended
(in millions)	March 31, 2017	March 31, 2016
Net cash from operating activities included:
Interest paid	$0.8	$0.8
Income taxes paid	4.7	—

Noncash investing activities included:
Capital expenditures included in accounts payable	$6.2	$14.5
PP&E additions resulting from a capital lease	12.1	0.3

Noncash financing activities included:
Distributions accrued on unvested equity awards	$—	$4.0
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

Environmental Matters
The Company is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 2017 and December 31, 2016, accruals for remediation and closure obligations totaled $2.5 million and $3.4 million, respectively. Of the $2.5 million and $3.4 million accrued, $2.3 million and $2.5 million are recorded on a discounted basis at March 31, 2017 and December 31, 2016, respectively. These discounted liabilities are expected to be settled over at least the next 21 years. At March 31, 2017, the estimated future cash flows to settle these discounted liabilities totaled $2.9 million, and are discounted at a rate of 2.78%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.1 million at both March 31, 2017 and December 31, 2016. Costs associated with environmental remediation are recorded in direct operating expenses in the statement of operations.
On June 3, 2014, SPPR was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency ("MPCA") relating to its upgraded wastewater treatment plant at its St. Paul Park refinery. This permit required the refinery to conduct additional testing of its remaining lagoon. The testing was completed in the fourth quarter of 2014 and following the Company's review of the test results and additional discussions with the MPCA, the Company plans to close the remaining lagoon. The MPCA accepted the Company's remediation plan in the fourth quarter of 2015. At March 31, 2017 and December 31, 2016, the Company estimates the remaining remediation costs to be approximately $0.1 million and $0.9 million, respectively. In connection with the Company's December 2010 acquisition of the St. Paul Park refinery, among other assets, from Marathon Petroleum Company LP ("Marathon"), the Company entered into an agreement with Marathon which required Marathon to share in the future remediation costs of this Lagoon, should they be required. During 2015, the Company entered into a settlement and release agreement with Marathon and received $3.5 million pursuant to this settlement.
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

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal, NTOT and related assets, and includes the Company’s interest in MPL and MPLI, and

•	Retail – operates 192 convenience stores primarily in Minnesota and Wisconsin. The retail segment also includes the operations of NTB and SAF.

	Three Months Ended March 31, 2017
(in millions)	Refining	Retail	Corporate/Other	Total
Revenues
Customer	$579.5	$247.2	$—	$826.7
Intersegment	140.5	—	—	140.5
Segment revenues	720.0	247.2	—	967.2
Elimination of intersegment revenues	—	—	(140.5)	(140.5)
Total revenues	$720.0	$247.2	$(140.5)	$826.7

Income (loss) from operations	$29.8	$1.1	$(10.0)	$20.9
Income from equity method investment	$6.0	$—	$—	$6.0
Depreciation and amortization	$9.5	$1.8	$0.2	$11.5
Capital expenditures	$15.5	$2.7	$—	$18.2

	Three Months Ended March 31, 2016
(in millions)	Refining	Retail	Corporate/Other	Total
Revenues
Customer	$381.6	$222.8	$—	$604.4
Intersegment	113.7	—	—	113.7
Segment revenues	495.3	222.8	—	718.1
Elimination of intersegment revenues	—	—	(113.7)	(113.7)
Total revenues	$495.3	$222.8	$(113.7)	$604.4

Income (loss) from operations	$28.1	$1.7	$(8.0)	$21.8
Income from equity method investment	$5.5	$—	$—	$5.5
Depreciation and amortization	$9.0	$2.2	$0.1	$11.3
Capital expenditures	$26.4	$1.5	$—	$27.9
Intersegment sales from the refining segment to the retail segment consist primarily of sales of refined products which are recorded based on contractual prices that are market-based. Revenues from external customers are nearly all in the United States.
Total assets by segment were as follows:

(in millions)	Refining	Retail	Corporate/Other	Total
At March 31, 2017	$1,136.3	$149.0	$13.6	$1,298.9

At December 31, 2016	$1,113.8	$137.5	$40.0	$1,291.3
Total assets for the refining and retail segments exclude all intercompany balances. All cash and cash equivalents are included in corporate/other assets. All property, plant and equipment are located in the United States.
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
Merger and Reorganization expenses
The Company incurred professional service fees in connection with the Merger transaction. Additionally, the Company incurred costs associated with initiating a plan of reorganization for various positions in the third quarter of 2016. In relation to this reorganization plan, it was determined that certain employees would be terminated during 2016 and 2017. The Company recognized $1.5 million and $0.4 million of expense during the three months ended March 31, 2017 and 2016, respectively, which included compensation related to the severance of employment and retention bonuses for selected employees. These costs are recognized in the merger-related expenses line within the consolidated statements of operations and comprehensive income. All reorganization and related costs are recognized in the Other segment. The Company recognizes these costs ratably from September 1, 2016, the effective date of the agreements, through the remaining service period, which varies for each employee, but in no case is later than September 1, 2017. As of March 31, 2017, the Company anticipates that these costs will continue to be recognized through the third quarter of 2017 and for the expenses to be completely paid out by December 31, 2017.
The following table summarizes the merger-related and reorganization expense activity for the three months ended March 31, 2017:

	Three Months Ended
(in millions)	March 31, 2017	March 31, 2016
Beginning liability for merger and reorganization costs	$2.5	$0.2
Third-party professional service fees	—	0.4
Reorganization and related personnel costs incurred during period	1.5	—
Cash payments to third-party professional service providers	—	(0.4)
Cash payments made to severed employees	(1.0)	(0.2)
Ending liability for merger and reorganization costs	$3.0	$—